Form 10-Q
period 1996-03-31
PEOPLES FINANCIAL CORP
filed 1996-05-13
CIK 770460

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

        [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended         March 31, 1996
                                          -----------------------------
                                      or

        [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                   Commission File Number     2 - 98268
                                         ------------------------------


                        PEOPLES FINANCIAL CORPORATION
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

      Mississippi                                    64-0709834
- --------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


Lameuse and Howard Avenues, Biloxi, Mississippi                       39533
- --------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)



                                (601) 435-5511
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes   X                      No
                     --------                    --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Peoples Financial Corporation has only one class of common stock authorized. At May 1, 1996, there were 1,500,000 shares of $1 par value common stock authorized, and 369,084 shares issued and outstanding.

                                     PART I
                             FINANCIAL INFORMATION
                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

 March 31, December 31, and March 31,                      1996                  1995                  1995
- ----------------------------------------------------------------------------------------------------------------
 ASSETS

   Cash and due from banks                     $     30,812,399        $     24,220,348         $     17,457,841

   Held to maturity securities, market
     value of $161,185,000 - March 31, 1996;
     $167,384,000 - December 31, 1995;
     $152,187,000 - March 31, 1995                  160,174,406             165,142,083              152,886,774

   Available for sale securities, at
     market value                                    64,236,336              20,829,655                  198,083

   Federal funds sold                                 2,400,000                     -0-               18,450,000

   Loans                                            215,028,761             224,069,011              221,730,386

     Less: Unearned income                               25,406                  22,531                   16,469

           Allowance for loan losses                  4,579,984               4,352,967                4,895,601
                                               -----------------------------------------------------------------
     Loans, net                                     210,423,371             219,693,513              216,818,316

   Bank premises and equipment, net of
     accumulated depreciation of
     $6,418,000 - March 31, 1996;
     $6,171,000 - December 31, 1995;
     and $5,638,000 - March 31, 1995                  8,734,040               8,789,642                8,609,271

   Other real estate                                    716,301                 726,838                  935,948

   Accrued interest receivable                        3,381,216               3,169,666                3,048,293

   Other assets                                       3,214,661               2,919,601               2 ,900,023

   Intangible assets                                    734,367                 813,825                1,052,199
                                               -----------------------------------------------------------------
 TOTAL ASSETS                                  $    484,827,097        $    446,305,171         $    422,356,748
                                               =================================================================

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (Continued)
                                  (Unaudited)



 March 31, December 31, and March 31,                      1996                  1995                 1995
- -----------------------------------------------------------------------------------------------------------
 LIABILITIES & SHAREHOLDERS' EQUITY

 LIABILITIES:

   Deposits:

     Demand, non-interest bearing              $     69,898,179      $     82,790,093      $     74,600,843

     Savings and demand, interest
       bearing                                      209,835,286           155,187,526           212,087,271

     Time, $100,000 or more                          91,034,555            84,117,293            31,168,352

     Other time deposits                             54,874,607            54,076,823            51,749,744
                                               ------------------------------------------------------------
     Total deposits                                 425,642,627           376,171,735           369,606,210

   Accrued interest payable                           1,152,239             1,139,768               511,116

   Federal funds purchased                                  -0-            12,150,000                   -0-

   Notes payable                                        391,097               437,520               576,578

   Other liabilities                                  2,190,504             1,823,743             1,998,346
                                               ------------------------------------------------------------
   TOTAL LIABILITIES                                429,376,467           391,722,766           372,692,250

 SHAREHOLDERS' EQUITY:

   Common Stock, $1 par value, 1,500,000
     shares authorized, 369,084
     shares issued and outstanding at
     March 31, 1996, December 31, 1995
     and March 31, 1995, after giving
     retroactive effect to two for one
     stock split effective November 22, 1995            369,084               369,084               369,084

   Surplus                                           49,295,346            49,295,346            43,545,346

   Undivided profits                                  6,497,620             5,075,542             6,081,318

   Additional minimum liability in
     excess of prior service cost,
     net of tax                                        (294,512)             (294,512)                   -0-

   Unrealized gain (loss) on available
     for sale  securities, net of tax                  (260,658)              336,945                    -0-

   Note payable offset associated with
     employee stock ownership plan                     (156,250)             (200,000)              (331,250)
                                               -------------------------------------------------------------
   TOTAL SHAREHOLDERS' EQUITY                        55,450,630            54,582,405             49,664,498
                                               -------------------------------------------------------------
 TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY                                      $    484,827,097     $     446,305,171       $    422,356,748
                                               =============================================================



See Selected Notes to Consolidated Financial Statements.

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


 For the Quarters Ended March 31,                                      1996                      1995
- -----------------------------------------------------------------------------------------------------
 INTEREST INCOME:

   Interest and fees on loans                               $     5,160,824           $     5,064,621

   Interest and dividends on investments:

     U. S. Treasury                                               2,126,460                 1,911,898

     U. S. Government agencies and corporations                     727,108                   147,804

     States and political subdivisions                               97,430                    68,898

     Other investments                                               17,918                     4,711

   Interest on federal funds sold                                   241,123                   186,671
                                                            -----------------------------------------
   TOTAL INTEREST INCOME                                          8,370,863                 7,384,603
                                                            -----------------------------------------
 INTEREST EXPENSE:

   Time deposits of $100,000 or more                              1,272,643                   457,704

   Other deposits                                                 2,411,219                 2,258,060

   Mortgage indebtedness                                              3,182                     3,322

   Federal funds purchased                                           27,717                    13,395
                                                            -----------------------------------------
   TOTAL INTEREST EXPENSE                                         3,714,761                 2,732,481
                                                            -----------------------------------------
 NET INTEREST INCOME                                              4,656,102                 4,652,122

 Provision for losses on loans                                          -0-                       -0-

NET INTEREST INCOME AFTER PROVISION FOR LOSSES              -----------------------------------------
   ON LOANS                                                 $     4,656,102           $     4,652,122
                                                            -----------------------------------------


                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (Continued)
                                  (Unaudited)




 For the Quarters Ended March 31,                                      1996                      1995
- -----------------------------------------------------------------------------------------------------
 OTHER OPERATING INCOME:

   Trust department income and fees                           $     227,617             $     269,199

   Service charges on deposit accounts                              924,241                   665,057
   Other service charges, commissions and fees                       59,283                    66,881

   Other income                                                     135,059                   116,194
                                                              ---------------------------------------
   TOTAL OTHER OPERATING INCOME                                   1,346,200                 1,117,331
                                                              ---------------------------------------
 OTHER OPERATING EXPENSE:
   Salaries and employee benefits                                 1,940,426                 1,693,665

   Net occupancy                                                    180,227                   187,257

   Equipment rentals, depreciation and
 maintenance                                                        407,602                   378,961

   Other expense                                                  1,139,256                 1,181,130
                                                              ---------------------------------------
   TOTAL OTHER OPERATING EXPENSE                                  3,667,511                 3,441,013
                                                              ---------------------------------------
 INCOME BEFORE INCOME TAXES                                       2,334,791                 2,328,440

 Income taxes                                                       525,175                   779,678
                                                              ---------------------------------------
 NET INCOME                                                   $   1,809,616             $   1,548,762
                                                              =======================================




See Selected Notes to Consolidated Financial Statements.

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (Unaudited)

                                                                                      Additional        Unrealized Gain
                                                                                   minimum liability       (Loss) on
                                   # of                                              in excess of        Available for
                                 CommonS     Common                   Undivided      prior service      Sale Securities,
                                  hares      Stock       Surplus       Profits     cost, net of tax       Net of Tax
                               ------------------------------------------------------------------------------------------
 BALANCE, JANUARY 1, 1995, AS
   PREVIOUSLY  REPORTED           184,542   $184,542   $43,729,888    $4,901,640   $             -0-    $             -0-

 Two-for-one stock split in
        1995                      184,542    184,542     (184,542)
                               ------------------------------------------------------------------------------------------
 Balance, January 1, 1995, as
     restated                     369,084    369,084    43,545,346     4,901,640                 -0-                  -0-

 Net income                                                            1,548,762

 Cash dividends, common
    ($1.00 per share)                                                  (369,084)
 Reduction to note payable
      offset associated with
 esop


 Balance, March 31, 1995          ---------------------------------------------------------------------------------------
                                  369,084   $369,084   $43,545,346    $6,081,318   $            - 0-    $            - 0-
                                  =======================================================================================



 BALANCE, JANUARY 1, 1996         369,084   $369,084   $49,295,346    $5,075,542          $(294,512)             $336,945
 Net income                                                            1,809,616

 Cash dividends, common
    ($1.05 per share)                                                  (387,538)

 Net change in unrealized
 gain     (loss) on available
 for sale         securities,
 net of tax                                                                                                      (597,603)
 Reduction to note payable
      offset associated with esop

                                  ---------------------------------------------------------------------------------------
 Balance, March 31, 1996          369,084   $369,084   $49,295,346    $6,497,620          $(294,512)           $ (260,658)
                                  =======================================================================================



                                Note Payable
                                   Offset
                                 Associated
                                 With ESOP        Total
                               ----------------------------
 BALANCE, JANUARY 1, 1995, AS
   PREVIOUSLY  REPORTED        $  (375,000)   $  48,441,070
                               ----------------------------

 Two-for-one stock split in
        1995

 Balance, January 1, 1995, as
     restated                     (375,000)     48,441,070

 Net income                                      1,548,762

 Cash dividends, common
    ($1.00 per share)                             (369,084)
 Reduction to note payable
      offset associated with
 esop                               43,750         43,750


 Balance, March 31, 1995       ---------------------------
                                $ (331,250)   $ 49,664,498
                               ===========================



 BALANCE, JANUARY 1, 1996       $ (200,000)   $54,582,405
 Net income                                      1,809,616

 Cash dividends, common
    ($1.05 per share)                            (387,538)

 Net change in unrealized
 gain     (loss) on available
 for sale         securities,
 net of tax                                      (597,603)
 Reduction to note payable
      offset associated with
 esop                                 43,750        43,750

                                ---------------------------
 Balance, March 31, 1996        $   (156,250)   $55,450,630

                                ===========================

See Selected Notes to Consolidated Financial Statements.

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

 For the Quarters Ended March 31,                                        1996                       1995
- --------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                                 $     1,809,616            $     1,548,762

   Adjustments to reconcile net income to net cash provided by operating activities:

       Proceeds from sales of other real estate                         1,700                        -0-

       Gain on sales of other real estate                                (650)                       -0-

       Depreciation and amortization                                  334,458                    334,458

       Provision for losses on other real estate                        9,487                     10,578

       Changes in assets and liabilities:

         Accrued interest receivable                                 (211,550)                   273,921

         Other assets                                                 153,394                   (347,933)

         Accrued interest payable                                      12,471                     60,960

         Other liabilities                                            366,761                    613,896
                                                              ------------------------------------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                       2,475,687                  2,494,642

CASH FLOWS FROM INVESTING ACTIVITIES:                         ------------------------------------------

   Proceeds from maturities of held to maturity
      securities                                                   53,947,481                 25,006,580

   Investment in held to maturity securities                      (48,979,804)               (18,395,145)

   Investment in available for sale securities                    (44,312,014)                       -0-

   Loans, net decrease                                              9,270,142                  1,110,057

   Acquisition of premises and equipment                             (199,398)                  (227,462)

   Federal funds sold                                              (2,400,000)               (18,450,000)

   Other assets                                                      (140,724)                    (4,088)
                                                              ------------------------------------------
 NET CASH USED IN INVESTING ACTIVITIES                        $   (32,814,317)           $   (10,960,058)
                                                              ------------------------------------------

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                  (Unaudited)



 For the Quarters Ended March 31,                                        1996                        1995
- ---------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:

   Demand and savings deposits, net increase                 $     41,755,846            $    22,173,527

   Time deposits, net increase (decrease)                           7,715,046                   (757,732)

   Principal payments on notes                                        (2,673)                     (2,534)

   Cash dividends                                                   (387,538)                   (369,084)

   Federal funds purchased, net decrease                         (12,150,000)                (15,900,000)
                                                             -------------------------------------------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                       36,930,681                  5,144,177
                                                             -------------------------------------------
 NET INCREASE (DECREASE)  IN CASH AND CASH
 EQUIVALENTS                                                        6,592,051                 (3,321,239)

 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    24,220,348                 20,779,080
                                                             -------------------------------------------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                    $     30,812,399            $    17,457,841
                                                             ===========================================




See Selected Notes to Consolidated Financial Statements.

            PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES SELECTED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Quarters Ended March 31, 1996 and 1995

1. The accompanying unaudited consolidated financial statements have been prepared with the accounting policies in effect as of December 31, 1995 as set forth in the Notes to the Consolidated Financial Statements of Peoples Financial Corporation and Subsidiaries (the Company). In the opinion of Management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included and are of a normal recurring nature.

The accompanying unaudited consolidated financial statements have been prepared also in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2. The results of operations for the quarter ended March 31, 1996, are not necessarily indicative of the results to be expected for the full year.

3. Per share data is based on the weighted average shares of common stock outstanding of 369,084 for the quarters ended March 31, 1996 and 1995.

4. At March 31, 1996 and 1995, the total recorded investment in impaired loans amounted to $1,173,000 and $2,138,000, respectively. The amount of that recorded investment in impaired loans for which there is a related allowance for loan losses and the amount of that allowance was $98,000 and $1,232,000 at
March 31, 1996 and 1995, respectively.    The amount of that recorded
investment in impaired loans for which there was no related allowance for loan losses was $1,075,000 and $906,000 at March 31, 1996 and 1995, respectively.

At March 31, 1996, the average recorded investment in impaired loans was $1,197,000. During the first quarter of 1996, the Company recognized $16,000 in interest income on impaired loans. During the first quarter of 1996, the Company received $20,000 in interest payments on impaired loans.

5.  Transactions in the allowance for loan losses were as follows:

Balance, January 1, 1996                        $4,352,967

Recoveries                                         244,086

Loans charged off                                  (17,069)
                                                ----------
Balance, March 31, 1996                         $4,579,984
                                                ==========

6. At March 31, 1996 and 1995, renegotiated and restructured loans amounted to $2,391,000 and $2,473,000. The Company recognized $26,000 and $22,000 in interest income on these loans during the quarters ended March 31, 1996 and 1995, respectively. The amount of interest that would have been recognized during these quarters under the original terms of the loan agreements was $51,000 and $54,000.

7. The Company has defined cash and cash equivalents to include cash and due from banks. The Company paid $3,702,000 and $2,672,000 for the quarters ended March 31, 1996 and 1995, respectively, for interest on deposits and borrowings. No income tax payments were made during the first quarter of 1996 and income tax payments totaled $236,000 for the quarter ended March 31, 1995. No loans were transferred to other real estate during the quarters ended March 31, 1996 and 1995.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following presents Management's discussion and analysis of the consolidated financial condition and results of operations of Peoples Financial Corporation and Subsidiaries (the Company) for the quarters ended March 31, 1996 and 1995. These comments highlight the significant events and should be considered in combination with the Consolidated Financial Statements included in this report on Form 10-Q.

OVERVIEW

The significant developments during the first quarter of 1996 were the dramatic increases in securities and deposits. The entire securities portfolio increased $71 million at March 31, 1996, as compared with March 31, 1995. This increase resulted primarily from the $56 million increased in deposits at March 31, 1996, as compared with March 31, 1995. The following schedule compares financial highlights (in thousands) for the quarters ended March 31, 1996 and 1995:

 For the quarters ended March 31,                                       1996                      1995
- ------------------------------------------------------------------------------------------------------
 Net income per share                                                $     5                  $      4

 Book value per share                                                $   150                  $    135

 Return on average total assets                                         1.54%                     1.47%

 Return on average shareholders' equity                                13.16%                    12.63%

 Allowance for loan losses as a % of
 loans, net of unearned discount                                        2.13%                     2.21%


FINANCIAL CONDITION

HELD TO MATURITY SECURITIES

The Company has structured its portfolio during the last 24 months to strengthen its liquidity position. These securities generally have maturities of 3 months, 6 months, and 2 years. There were no realized gains or losses on these investments during the quarters ended March 31, 1996 and 1995. Gross unrealized gains for held to maturity securities were $1,487,000 and $1,082,000 and gross unrealized losses for held to maturity securities were $476,000 and $1,782,000 for the quarters ended March 31, 1996 and 1995, respectively. The following schedule reflects the mix of the held to maturity investment portfolio at March 31, 1996 and 1995:

 March 31,                                     1996                                1995
- --------------------------------------------------------------------------------------------------------
                                             Amount                %             Amount                %
- --------------------------------------------------------------------------------------------------------

 U. S. Treasury securities             $138,241,037           86.30%       $134,233,787           87.80%

 U. S. Government
 agencies                                17,484,636           10.90%         14,051,416            9.20%

 States and political
   subdivisions                           4,448,733            2.80%          4,601,571            3.00%
                                       -----------------------------------------------------------------
 Totals                                $160,174,406          100.00%       $152,886,774          100.00%
                                       =================================================================


AVAILABLE FOR SALE SECURITIES

Available for sale securities increased significantly during the first quarter of 1996 to $ 64 million. Until September 30, 1995, the Company had invested primarily in held to maturity securities. This change resulted from the management of the Company's liquidity position. Gross unrealized gains were $506,000 and gross unrealized losses were $900,000 at March 31, 1996. There were no unrealized gains or losses at March 31, 1995. The following schedule reflects the mix of available for sale securities at March 31, 1996 and 1995:


 March 31,                                         1996                                 1995
                                             Amount                   %            Amount                 %
                                       --------------------------------------------------------------------
 U. S. Treasuries                                                          $             -
                                       $  6,871,350              10.70%                 0-              -0-

 U. S. Government
   agencies                              56,668,154              88.20%                -0-              -0-

 Other securities                           696,832               1.10%            198,083           100.0%
                                       --------------------------------------------------------------------
 Totals                                $ 64,236,336              100.0%           $198,083           100.0%
                                       ====================================================================

FEDERAL FUNDS SOLD

Federal funds sold have decreased $16 million at March 31, 1996, as compared with March 31, 1995. This fluctuation is directly related to the liquidity needs of the bank subsidiary.

DEPOSITS

Total deposits have increased $56 million at March 31, 1996, as compared with March 31, 1995. Significant increases or decreases in total deposits from quarter to quarter are anticipated by Management as customers in the casino industry and county and municipal areas reallocate their resources periodically. As discussed above, the Company has managed its funds including planning the timing of investment maturities so as to achieve appropriate liquidity.

SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY

Strength, security and stability have been the hallmark of the Company since its founding in 1985 and of its bank subsidiary since its founding in 1896. A strong capital foundation is fundamental to the continuing prosperity of the Company and the security of its customers and shareholders. One measure of capital adequacy is the primary capital ratio which was 12.77% at March 31, 1996, as compared with 12.91% at March 31, 1995. These ratios are well above the regulatory minimum of 6.00%. Management continues to emphasize the importance of maintaining the appropriate capital levels of the Company.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income, the amount by which interest income on loans, investments and other interest earning assets exceeds interest expense on deposits and other borrowed funds, is the single largest component of the Company's income. Management's objective is to provide the largest possible amount of income while balancing interest rate, credit, liquidity and capital risk.

Net interest income increased $4,000 for the first quarter of 1996 as compared with the first quarter of 1995. Total interest income increased $986,000 or 13% for the quarter ended March 31, 1996, as compared with the quarter ended March 31, 1995. Total interest expense increased $982,000 or 36% for the quarter ended March 31, 1996, as compared with quarter ended March 31, 1995. The following schedule summarizes net interest earnings and net yield on interest earning assets:

                  Net Interest Earnings and Net Yield on Interest Earning Assets

 Quarters Ended March 31, (In
 thousands, except percentages)                                          1996                       1995
- --------------------------------------------------------------------------------------------------------

 Total interest income (1)                                        $     8,421                $     7,421

 Total interest expense                                                 3,715                      2,732
                                                                  --------------------------------------
   Net interest earnings                                          $     4,706                $     4,689
                                                                  ======================================
 Net yield on interest earning assets                                   4.31%                      4.87%
                                                                  ======================================

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 1996 and 1995.

The schedule on page 13 provides an analysis of the change in total interest income and total interest expense for the quarters ended March 31, 1996 and 1995. These changes are generally attributable to a change in volume and/or a change in the applicable rates. The loosening by the Federal Reserve System in the two years has lead to a general increase in prime lending rates as well as yields earned on investments and rates paid on funds. The prime lending rate for loans fluctuated periodically from 8.50% at January 1, 1995 to 8.25% at March 31, 1996.

          Analysis of Changes in Interest Income and Interest Expense
                                 (In Thousands)

                                                                               Attributable To:
                                                                   --------------------------------------
                                For the       For the
                                Quarter       Quarter
                                  Ended         Ended
                              March 31,     March 31,     Increase                                  Rate/
                                   1996          1995   (Decrease)       Volume         Rate       Volume
                            -------------------------------------------------------------------------------

 INTEREST
 INCOME: (1)

   Loans (2) (3)            $     5,161   $     5,065     $     96    $      (5)    $     102     $     (1)

   Federal funds
    sold                            241           187           54           64            (7)          (3)

 Held to maturity:

   Taxable  securities            2,208         2,060          148           69            76            3
   Non-taxable securities           148           104           44           (3)           48           (1)

 Available for
  sale:

   Taxable
    securities                      645           -0-          645          645           -0-          -0-

   Other securities                  18             5           13           11             1            1
                            ------------------------------------------------------------------------------
 Total                      $     8,421   $     7,421     $  1,000    $     781     $     220     $     (1)
                            ==============================================================================
 INTEREST
   EXPENSE:

   Savings and
    negotiable
    interest
    bearing
    deposits                $     1,605   $     1,569     $     36    $     (54)    $      94     $     (4)

   Time deposits                  2,079         1,147          932          899            18           15

   Federal funds
    purchased                        28            13           15            5             7            3

   Mortgage
    indebtedness                      3             3          -0-           (1)            1          -0-
                            ------------------------------------------------------------------------------
 Total                      $     3,715   $     2,732     $    983    $     849     $     120     $     14
                            ==============================================================================


(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 1996 and 1995.
(2) Loan fees are included in these figures.
(3) Includes nonaccrual loans.

PROVISION FOR LOAN LOSSES
The Company has not charged a provision for loan losses to operating expense since 1993. The Company carefully monitors the quality and volume of its loan portfolio. Based on current conditions, Management feels that the allowance for loan losses is adequate and does not anticipate any provision for loan losses during 1996.

SERVICE CHARGES ON DEPOSIT ACCOUNTS
Service charges on deposit accounts have increased $260,000 for the quarter ended March 31, 1996, as compared with the quarter ended March 31, 1995, as a result of fees earned on automatic teller machines (ATMs). These fees have grown due to the increased number of ATMs in service as well as the implementation of surcharge fees on ATM transactions at casinos beginning in November 1993 and an increase in surcharge fees on April 1, 1995.

SALARIES AND EMPLOYEE BENEFITS
Salaries and employee benefits have increased $247,000 for the quarter ended March 31, 1996, as compared with the quarter ended March 31, 1995, as a result of the increased number of employees in 1996 as well as an increase in health insurance premiums during the first quarter of 1996.


LIQUIDITY

Liquidity represents the Company's ability to adequately provide funds to satisfy demands from depositors, borrowers and other commitments by either converting assets to cash or accessing new or existing sources of funds. Management monitors these funds requirements in such a manner as to satisfy these demands and provide the maximum earnings on its earning assets.
Deposits, payments of principal and interest on loans, proceeds from maturities of held to maturity securities and earnings on held to maturity securities are the principal sources of funds for the Company. At March 31, 1996, cash and due from banks, investment securities and federal funds sold were 61% of total deposits, as compared with 51% at March 31, 1995.

 .

                                    PART II
                               OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

         (a) The Annual Meeting of Shareholders of the Company was held on April 8, 1996.

         (b) The following five directors were elected at the meeting to hold office for a term of one year:


                                                                     Approve         Disapprove
                                                                     --------------------------
                         William A. Barq                             320,127              2,526

                         Andy Carpenter                              321,957              1,920

                         L. V. Pringle, III                          320,127              2,526

                         Chevis C. Swetman                           321,912              1,956

                         F. Walker Tucei                             319,977              2,646

           Shares not voted amounted to 45,420.

           Mr. Pringle died on April 30, 1996. The Board will elect an individual to complete the remainder of his one year term at its next regularly scheduled meeting on May 22, 1996.

Item 5 - Other Information

At a meeting held on April 8, 1996, the Board of Directors of the Company approved the following slate of officers:

                  Chevis C. Swetman           President and Chief Executive Officer

                  Andy Carpenter              Executive Vice President

                  Jeannette E. Romero         First Vice President

                  Thomas J. Sliman            Second Vice President

                  Robert M. Tucei             Vice President and Secretary

                  David M. Hughes             Vice President

                  Lauri A. Wood               Chief Financial Officer and Controller


Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

     Schedule 27 - Financial Data Schedule

(b) Reports on Form 8-K

     None.

                                   SIGNATURES

Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         PEOPLES FINANCIAL CORPORATION
                                  (Registrant)

                           Date:   May 8, 1996
                                --------------------------


                             By:   /s/ Chevis C. Swetman
                                --------------------------
                                       Chevis C. Swetman
                Chairman, President and Chief Executive Officer



                           Date:   May 8, 1996
                                --------------------------


                             By:   /s/ Lauri A. Wood
                                --------------------------
                                       Lauri A. Wood
                     Chief Financial Officer and Controller
                  (principal financial and accounting officer)

                                EXHIBIT INDEX



EXHIBIT
NUMBER                     DESCRIPTION
- -------                    -----------
  27                       Schedule 27 - Financial Data Schedule
