Form 10-Q
period 1996-06-30
PEOPLES FINANCIAL CORP
filed 1996-07-30
CIK 770460

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

         [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended         June 30, 1996
                                         ------------------------------

                                       or

         [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


              Commission File Number         2 - 98268
                                    -----------------------------------


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

                 Yes       X                                No
                     -------------                             -------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Peoples Financial Corporation has only one class of common stock authorized. At July 22, 1996, there were 1,500,000 shares of $1 par value common stock authorized, and 369,084 shares issued and outstanding.

                                     PART I
                             FINANCIAL INFORMATION
                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

 June 30, December 31, and June 30,                        1996                  1995                  1995
- ------------------------------------------------------------------------------------------------------------
 ASSETS

   Cash and due from banks                   $       25,507,817   $        24,220,348   $        18,874,135

   Available for sale securities                     53,275,512            20,829,655               198,083

   Held to maturity securities, market
    value of $148,230,000 - June 30,
    1996; $167,384,000 - December 31,
    1995; $139,458,000 - June  30,
    1995                                            148,359,489           165,142,083           138,118,565

   Federal funds sold                                17,650,000

   Loans                                            220,072,157           224,069,011           233,019,043

     Less: Unearned income                               22,426                22,531                33,961

             Allowance for loan losses                4,609,249             4,352,967             4,899,950
                                         ------------------------------------------------------------------
     Loans, net                                     215,440,482           219,693,513           228,085,132

   Bank premises and equipment, net of
    accumulated depreciation of $6,746,000 -
    June 30, 1996; $6,171,000 - December 31,
    1995; and $5,824,000 - June 30, 1995              8,485,353             8,789,642             8,523,220

   Other real estate                                    609,451               726,838               912,249

   Accrued interest receivable                        4,082,211             3,169,666             3,147,978

   Other assets                                       3,841,368             2,919,601             2,945,291

   Intangible assets                                    654,909               813,825               972,741
                                         ------------------------------------------------------------------
 TOTAL ASSETS                                $      477,906,592   $       446,305,171   $       401,777,394
                                         ==================================================================

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (Continued)
                                  (Unaudited)



 June 30, December 31, and June 30,                        1996                  1995                  1995
- -------------------------------------------------------------------------------------------------------------
 LIABILITIES & SHAREHOLDERS' EQUITY

 LIABILITIES:

   Deposits:

     Demand, non-interest bearing                 $  67,038,052      $     82,790,093    $       68,213,828

     Savings and demand, interest bearing           183,602,784           155,187,526           171,183,386

     Time, $100,000 or more                         113,630,958            84,117,293            53,500,206

     Other time deposits                             54,516,523            54,076,823            52,451,564
                                                  ---------------------------------------------------------
     Total deposits                                 418,788,317           376,171,735           345,348,984

   Accrued interest payable                             853,971             1,139,768               854,636

   Federal funds purchased                                                 12,150,000             2,150,000

   Notes payable                                        232,137               437,520               530,260

   Other liabilities                                  2,200,700             1,823,743             2,004,568
                                                  ---------------------------------------------------------
   TOTAL LIABILITIES                                422,075,125           391,722,766           350,888,448

 SHAREHOLDERS' EQUITY:

   Common Stock, $1 par value, 1,500,000
    shares authorized, 369,084 shares
    issued and outstanding at June 30,
    1996, December 31, 1995 and June 30,
    1995, after giving retroactive effect
    to  two for one stock split effective
    November 22, 1995                                   369,084               369,084               369,084

   Surplus                                           49,295,346            49,295,346            43,545,346

   Undivided profits                                  7,770,784             5,075,542             7,262,016

   Unrealized gain (loss) on available  for sale
    securities, net of tax                           (1,309,235)              336,945

   Additional minimum liability in excess of prior
    service cost, net of tax                          (294,512)             (294,512)

   Note payable offset associated with  employee
    stock ownership plan                                                    (200,000)             (287,500)
                                                  ---------------------------------------------------------
   TOTAL SHAREHOLDERS' EQUITY                        55,831,467            54,582,405            50,888,946
                                                  ---------------------------------------------------------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $ 477,906,592      $    446,305,171    $      401,777,394
                                                  =========================================================

See Selected Notes to Consolidated Financial Statements.

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                     For The Quarters Ended June 30,      For The Six Months Ended June 30,
- ------------------------------------------------------------------------------------------------------------
                                               1996               1995               1996              1995
- ------------------------------------------------------------------------------------------------------------
 INTEREST INCOME:

   Interest and fees on loans            $4,989,544         $5,474,530        $10,150,368       $10,539,151

   Interest and dividends on investments:


     U. S. Treasury                       2,042,508          1,903,416          4,168,968         3,815,314

     U. S. Government agencies
      and corporations                    1,080,107            254,845          1,807,215           402,649

     States and political
      subdivisions                           95,181             89,729            192,611           158,627

     Other investments                       12,982              2,332             30,900             7,043

   Interest on federal funds
    sold                                     97,678            137,793            338,801           324,464
                                  -------------------------------------------------------------------------
 TOTAL INTEREST INCOME                    8,318,000          7,862,645         16,688,863        15,247,248
                                  -------------------------------------------------------------------------
 INTEREST EXPENSE:

   Time deposits of $100,000 or
    more                                  1,252,405            874,013          2,525,048         1,331,717

   Other deposits                         2,317,179          2,120,217          4,728,398         4,378,277

   Mortgage indebtedness                      3,147              3,289              6,329             6,611

   Federal funds purchased                   36,810             42,633             64,527            56,028
                                  -------------------------------------------------------------------------
 TOTAL INTEREST EXPENSE                   3,609,541          3,040,152          7,324,302         5,772,633
                                  -------------------------------------------------------------------------
 NET INTEREST INCOME                      4,708,459          4,822,493          9,364,561         9,474,615

 Provision for losses on loans                  -0-                -0-                -0-               -0-
                                  -------------------------------------------------------------------------
 NET INTEREST INCOME AFTER
 PROVISION FOR LOSSES ON LOANS            4,708,459          4,822,493          9,364,561         9,474,615
                                  -------------------------------------------------------------------------
 OTHER OPERATING INCOME:

   Trust department income and  fees        112,141            139,131            339,758           408,330

   Service charges on deposit accounts      945,690            913,501          1,869,931         1,578,558

   Other service charges,
    commissions and fees                     68,316             66,782            127,599           133,663

   Other income                             225,528            143,818            360,587           260,012

                                  -------------------------------------------------------------------------
 TOTAL OTHER OPERATING INCOME            $1,351,675         $1,263,232         $2,697,875        $2,380,563
                                  -------------------------------------------------------------------------

               PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME (continued)
                                 (Unaudited)


                                       For The Quarters Ended June 30,    For The Six Months Ended June 30,
- ------------------------------------------------------------------------------------------------------------
                                               1996               1995               1996              1995
- ------------------------------------------------------------------------------------------------------------
 OTHER OPERATING EXPENSE:

   Salaries and employee benefits        $1,877,545         $1,754,023         $3,817,971        $3,447,688

   Net occupancy                            177,233            208,332            357,460           395,589

   Equipment rentals, depreciation and
    maintenance                             489,335            369,540            896,937           748,501

   Other expense                          1,414,487          1,396,785          2,553,743         2,577,915
                                  -------------------------------------------------------------------------
 TOTAL OTHER OPERATING EXPENSE            3,958,600          3,728,680          7,626,111         7,169,693
                                  -------------------------------------------------------------------------

 INCOME BEFORE INCOME TAXES               2,101,534          2,357,045          4,436,325         4,685,485

 INCOME TAXES                               828,370            798,035          1,353,545         1,577,713
                                  -------------------------------------------------------------------------
 NET INCOME                              $1,273,164         $1,559,010         $3,082,780        $3,107,772
                                  =========================================================================





See Selected Notes to Consolidated Financial Statements.

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (Unaudited)

                                                                                   Additional
                                                                    Unrealized      Minimum
                                                                    Gain (Loss)   Liability in
                                                                   on Available    Excess of    Note Payable
                                                                     for Sale    Prior Service     Offset
                         # of    Common                 Undivided   Securities,   Cost, Net of   Associated
                        Shares   Stock      Surplus      Profits    Net of Tax        Tax         With ESOP        Total
- -----------------------------------------------------------------------------------------------------------------------------
Balance, January 1,
 1995, as
 previously
 reported              184,542  $184,542   $43,729,888 $4,901,640  $         -0-  $        -0-     $(375,000)     $48,441,070

Two-for-one stock
 split in 1995         184,542   184,542     (184,542)
                      -------------------------------------------------------------------------------------------------------
Balance, January 1,
 1995, as restated     369,084   369,084    43,545,346  4,901,640            -0-           -0-      (375,000)      48,441,070

Net income                                              3,107,772                                                   3,107,772

Cash dividends,
  common
($1.00 per share)                                       (369,084)                                                   (369,084)

Dividend declared,
common ($1.025
 per share)                                             (378,312)                                                   (378,312)

Reduction to note
 payable offset
associated with
     esop                                                                                              87,500          87,500
                      -------------------------------------------------------------------------------------------------------
Balance, June 30,      369,084  $369,084   $43,545,346 $7,262,016  $         -0-  $        -0-     $(287,500)     $50,888,946
 1995                 =======================================================================================================

Balance, January 1,
 1996                  369,084  $369,084   $49,295,346 $5,075,542       $336,945    $(294,512)     $(200,000)     $54,582,405

Net income                                              3,082,780                                                   3,082,780


Cash dividends,
 common ($1.05
 per share)                                             (387,538)                                                   (387,538)

Net change in
 unrealized gain
 (loss) on available,
 for sale securities
 net of tax                                                          (1,646,180)                                  (1,646,180)

Reduction to note
 payable offset
 associated with
 esop                                                                                                 200,000         200,000

                      -------------------------------------------------------------------------------------------------------
Balance, June 30,
     1996              369,084  $369,084   $49,295,346 $7,770,784   $(1,309,235)    $(294,512)     $      -0-     $55,831,467
                      =======================================================================================================


See Selected Notes to Consolidated Financial Statements.

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

 For The Six Months Ended June 30,                                              1996                       1995
- -----------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                                             $3,082,780                 $3,107,772

   Adjustments to reconcile net income to net cash provided by operating activities:

       Proceeds from sales of other real estate                               52,700

       Gain on sales of other real estate                                   (10,850)

       Depreciation and amortization                                         758,916                    668,916

       Provision for losses on other real estate                              75,537                     86,777

       Changes in assets and liabilities:

         Accrued interest receivable                                       (912,545)                    174,236

         Other assets                                                         50,447                  (369,113)

         Accrued interest payable                                          (285,797)                    404,480

         Other liabilities                                                   376,957                    241,806
                                                         ------------------------------------------------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                              3,188,145                  4,314,874
                                                         ------------------------------------------------------
 CASH FLOWS FROM INVESTING ACTIVITIES:

   Proceeds from maturities of held to maturity
    securities                                                            97,082,482                 52,869,372

   Investment in held to maturity securities                            (80,299,888)               (31,489,728)

   Proceeds from maturities of available for sale
    securities                                                            15,435,000

   Investment in available for sale securities                          (50,374,117)

   Loans repaid (made)                                                     4,253,031               (10,209,259)

   Acquisition of premises and equipment                                   (295,711)                  (396,411)

   Federal funds sold                                                   (17,650,000)

   Other assets                                                            (125,134)                   (28,176)

                                                         ------------------------------------------------------
 NET CASH PROVIDED BY (USED IN)  INVESTING ACTIVITIES                  $(31,974,337)                $10,745,798
                                                         ------------------------------------------------------

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                  (Unaudited)


 For The Six Months Ended June 30,                                            1996                    1995
- --------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:

   Demand and savings deposits, net increase (decrease)                  $12,663,217              $(25,117,373)

   Time deposits, net increase                                            29,953,365                22,275,942

   Principal payments on notes                                               (5,383)                    (5,102)

   Cash dividends                                                          (387,538)                  (369,084)

   Federal funds purchased                                              (12,150,000)               (13,750,000)
                                                               -----------------------------------------------
   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                    30,073,661               (16,965,617)
                                                               -----------------------------------------------
 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      1,287,469                (1,904,945)

 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           24,220,348                20,779,080
                                                               -----------------------------------------------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                                $25,507,817               $18,874,135
                                                               ===============================================





See Selected Notes to Consolidated Financial Statements.

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
              SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                For the Six Months Ended June 30, 1996 and 1995

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

2. The results of operations for the six months ended June 30, 1996, are not necessarily indicative of the results to be expected for the full year.

3. Per share data is based on the weighted average shares of common stock outstanding of 369,084 for the six months ended June 30, 1996 and 1995.

4. At June 30, 1996 and 1995, the total recorded investment in impaired loans amounted to $1,417,000 and $1,553,000. The amount of that recorded investment in impaired loans for which there is a related allowance for loan losses and
the amount of that allowance was $788,000 at June 30, 1995.    The amount of
that recorded investment in impaired loans for which there was no related allowance for loan losses was $1,417,000 and $765,000 at June 30, 1996 and 1995, respectively.

At June 30, 1996, the average recorded investment in impaired loans was $1,451,000. During the first six months of 1996, the Company recognized $31,000 in interest income on impaired loans. During the first six months of 1996, the Company received $34,000 in interest payments on impaired loans.

5.  Transactions in the allowance for loan losses were as follows:

           Balance, January 1, 1996                       $4,352,967

           Recoveries                                        342,260

           Loans charged off                                (85,978)
                                                          ----------
           Balance, June 30, 1996                         $4,609,249
                                                          ==========

6. At June 30, 1996 and 1995, renegotiated and restructured loans amounted to $2,368,000 and $2,419,000. This loan is currently being serviced at a market rate of interest with a scheduled maturity of March 15, 1999. The Company recognized $74,000 and $47,000 in interest income on these loans during the six months ended June 30, 1996 and 1995, respectively. The amount of interest that would have been recognized during this period under the original terms of the loan agreements was $101,000 and $111,000.

7. The Company has defined cash and cash equivalents to include cash and due from banks. The Company paid $7,610,000 and $5,368,000 for the six months ended June 30, 1996 and 1995, respectively, for interest on deposits and borrowings. Income tax payments totaled $1,163,000 and $1,275,000 for the six months ended June 30, 1996 and 1995, respectively. Loans transferred to other real estate amounted to $52,500 for the six months ended June 30, 1995. No loans were transferred to other real estate during the six months ended June 30, 1996.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following presents Management's discussion and analysis of the consolidated financial condition and results of operations of Peoples Financial Corporation and Subsidiaries (the Company) for the six months ended June 30, 1996 and 1995. These comments highlight the significant events and should be considered in combination with the Consolidated Financial Statements included in this report on Form 10-Q.

OVERVIEW
The significant developments during the first six months of 1996 included the dramatic increases in securities and deposits compared with the first six
months of 1995.    The entire securities portfolio increased $63 million at
June 30, 1996, as compared with June 30, 1995. This increase resulted from the $73 million increase in deposits at June 30, 1996, as compared with June 30, 1995.

The following schedule compares financial highlights for the six months ended June 30, 1996 and 1995:

 For the six months ended June 30,                   1996                  1995
- --------------------------------------------------------------------------------
 Net income per share                             $    8                $    8

 Book value per share                             $  151                $  138
 Return on average total assets                     1.32%                 1.50%

 Return on average shareholders' equit             11.17%                12.52%

 Allowance for loan losses as a % of
  loans, net of unearned discount                   2.09%                 2.10%

FINANCIAL CONDITION

HELD TO MATURITY SECURITIES
The Company has structured its portfolio during the last 12 months to strengthen its liquidity position. These securities generally have maturities of 3 months, 6 months and 2 years. There were no realized gains or losses on investments during the six months ended June 30, 1996 and 1995. Gross unrealized gains were $906,000 and $1,940,000 and gross unrealized losses were $1,036,000 and $601,000 for the six months ended June 30, 1996 and 1995, respectively. The following schedule reflects the mix of the held to maturity securities portfolio at June 30, 1996 and 1995:

 June 30,                             1996                        1995
- --------------------------------------------------------------------------------
                                    Amount           %          Amount        %
                              --------------------------------------------------
 U. S. Treasury securities    $130,395,316       88.0%    $118,620,091    85.9%

 U. S. Government agencies      13,524,323        9.1%      15,064,709    10.9%

 States and political
  subdivisions                   4,439,850        2.9%       4,433,765     3.2%
                              --------------------------------------------------
 Totals                       $148,359,489     100.00%    $138,118,565  100.00%
                              ==================================================

AVAILABLE FOR SALE SECURITIES
Available for sale securities increased significantly during the first six months of 1996 to $53 million. Until September 30, 1995, the Company had invested primarily in held to maturity securities. This change resulted from the management of the Company's liquidity position. Gross unrealized gains were $493,000 and gross unrealized losses were $2,476,000 at June 30, 1996. There were no unrealized gains or losses at June 30, 1995. The following schedule reflects the mix of available for sale securities at June 30, 1996 and 1995:


 June 30,                             1996                   1995
- --------------------------------------------------------------------------------
                                    Amount          %        Amount          %
                              --------------------------------------------------
 U. S. Treasuries               $6,799,680      12.8%      $    -0-        -0-

 U. S. Government agencies      45,784,732      85.9%           -0-        -0-

 Other securities                  691,100       1.3%       198,083     100.0%
                              --------------------------------------------------
 Totals                       $53,275,512     100.00%      $198,083     100.0%
                              ==================================================

FEDERAL FUNDS SOLD
Federal funds sold were $17,650,000 at June 30, 1996 compared with federal funds purchased of $2,150,000 at June 30, 1995. This fluctuation is directly related to the liquidity needs of the bank subsidiary.

ACCRUED INTEREST RECEIVABLE
Accrued interest receivable increased $934,000 or 30% at June 30, 1996, as compared with June 30, 1995. This increase is primarily attributable to the increase in investment securities, as discussed above.

OTHER ASSETS
Other assets increased $896,000 or 30% at June 30, 1996, as compared with June 30, 1995, as a result of deferred taxes relating to unrealized losses on available for sale securities.

DEPOSITS
Total deposits have increased $73 million or 22% at June 30, 1996, as compared
with June 30, 1995.   Significant increases or decreases in total deposits are
anticipated by Management as customers in the casino industry and county and municipal areas reallocate their resources periodically. As discussed above, the Company has managed its funds including planning the timing of investment maturities so as to achieve appropriate liquidity.

SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY
Strength, security and stability have been the hallmark of the Company since its founding in 1985 and of its bank subsidiary since its founding in 1896. A strong capital foundation is fundamental to the continuing prosperity of the Company and the security of its customers and shareholders. One measure of capital adequacy is the primary capital ratio which was 12.96% at June 30, 1996, as compared with 13.50% at June 30, 1995. The decrease in this indicator results from the significant increase in assets at June 30, 1996, as compared with June 30, 1995, and does not reflect a softening of the Company's capital position. These ratios are well above the regulatory minimum of 6.00%. Management continues to emphasize the importance of maintaining the appropriate capital levels of the Company.

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

Net interest income decreased $114,000 for the second quarter of 1996 as compared with the second quarter of 1995. Net interest income decreased $110,000 for the six months ended June 30, 1996, as compared with the six months ended June 30, 1995. Total interest income increased $455,000 for the quarter ended June 30, 1996, as compared with the quarter ended June 30, 1995.

Total interest income increased $1,442,000 for the six months ended June 30, 1996, as compared with the six months ended June 30, 1995. Total interest expense increased $569,000 for the quarter ended June 30, 1996, as compared with quarter ended June 30, 1995. Total interest expense increased $1,552,000 for the six months ended June 30, 1996, as compared with the six months ended June 30, 1995. The following schedule summarizes net interest earnings and net yield on interest earning assets:


         NET INTEREST EARNINGS AND NET YIELD ON INTEREST EARNING ASSETS


 Six Months Ended June 30, (In
 thousands, except percentages)                      1996              1995
- ---------------------------------------------------------------------------
 Total interest income (1)                        $16,788           $15,328

 Total interest expense                             7,324             5,773
                                             ------------------------------
   Net interest earnings                          $ 9,464           $ 9,555
                                             ==============================
 Net yield on interest earning assets                4.24%             4.97%
                                             ==============================

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 1996 and 1995.


The schedule on page 14 provides an analysis of the change in total interest income and total interest expense for the six months ended June 30, 1996 and 1995. These changes are generally attributable to a change in volume and/or a change in the applicable rates. The loosening by the Federal Reserve System in the last eighteen months has lead to a decrease in prime lending rates as well as yields earned on investments and rates paid on funds. The prime lending rate for loans fluctuated periodically from 8.50% at January 1, 1995 to 8.25% at June 30, 1996.

The schedule on page 14 also indicates that a major cause of the increase in interest income, interest expense and net interest income is the increase in volume. The fluctuation in investments and deposits have been discussed previously. Average interest earning assets increased $61 million or 16% for the six months ended June 30, 1996, as compared with June 30, 1995. Average interest bearing liabilities increased $56 million or 19% for the six months ended June 30, 1996, as compared with June 30, 1995.

          ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE
                                 (In Thousands)

                                                                            Attributable To:
                                                                 --------------------------------------
                          For the      For the
                       Six Months   Six Months
                       Ended June   Ended June      Increase                                    Rate/
                         30, 1996     30, 1995    (Decrease)       Volume          Rate        Volume
                   ------------------------------------------------------------------------------------
 INTEREST
  INCOME: (1)

   Loans (2)              $10,150      $10,539        $ (389)      $  194        $ (572)         $(11)

   Federal funds
    sold                      339          324            15           74           (48)          (11)

 Held to
 maturity:

 Taxable
  securities                4,416        4,218           198          140            56             2

   Non-taxable
    securities                292          240            52           (6)           60            (2)

 Available for
     sale:

   Taxable
  securities                1,560          -0-         1,560        1,560           -0-           -0-

 Other securities              31            7            24           17             2             5
                   ------------------------------------------------------------------------------------
 Total                    $16,788      $15,328        $1,460       $1,979        $ (502)         $(17)
                   ====================================================================================
 INTEREST
  EXPENSE:

   Savings and
    negotiable
    interest
    bearing
    deposits              $ 3,130      $ 2,919        $  211          $41          $168            $2

   Time deposits            4,123        2,791         1,332        1,500          (109)          (59)

   Federal funds
    purchased                  65           56             9            4             4             1

   Mortgage
    indebtedness                6            7            (1)          (1)           (1)            1
                   ------------------------------------------------------------------------------------
 Total                    $ 7,324      $ 5,773        $1,551       $1,544        $   62          $(55)
                   ====================================================================================


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

SERVICE CHARGES ON DEPOSIT ACCOUNTS
Service charges on deposit accounts have increased $291,000 for the six months ended June 30, 1996, as compared with the six months ended June 30, 1995, as a result of fees earned on automatic teller machines (ATMs). These fees have grown due to the increased number of ATMs in service as well as the implementation of surcharge fees on ATM transactions at casinos beginning in November 1993 and an increase in surcharge fees on April 1, 1995.


LIQUIDITY

Liquidity represents the Company's ability to adequately provide funds to satisfy demands from depositors, borrowers and other commitments by either converting assets to cash or accessing new or existing sources of funds. Management monitors these funds requirements in such a manner as to satisfy these demands and provide the maximum earnings on its earning assets.
Deposits, payments of principal and interest on loans, proceeds from maturities of investment securities and earnings on investment securities are the principal sources of funds for the Company. At June 30, 1996, cash and due from banks, investment securities and federal funds sold were 58% of total deposits, as compared with 46% at June 30, 1995.

                                    PART II
                               OTHER INFORMATION

Item 5 - Other Information

The Company is the sponsor of Peoples Financial Corporation Employee Retirement Plan. During 1995, the Company had approved a termination of the Plan. Approval was received from the Internal Revenue Service on March 18, 1996, to terminate the Plan. The assets of the Plan were distributed to participants either as lump sum distribution or by the purchase of an annuity with an insurance carrier on July 18, 1996. The Company was obligated to make a final contribution to the Plan in order to provide sufficient funds to settle the liabilities of the Plan. The Company made a final contribution of $70,000 to the Plan on July 18, 1996, to fulfill its obligation.

During 1995, the Internal Revenue Service began an audit of the Company's 1993 and 1994 returns. As a result of the examination, adjustments were proposed by the Internal Revenue Service. The Company agreed with the adjustments and paid an assessment of $102,000 on July 23, 1996, which included interest of $17,000.

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

     Schedule 27 - Financial Data Schedule.

(b) Reports on Form 8-K

     None.

                                   SIGNATURES

  Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             PEOPLES FINANCIAL CORPORATION
                                     (Registrant)


                             Date:         July 24, 1996
                                   --------------------------


                                By:    /s/ Chevis C. Swetman
                                   --------------------------
                                           Chevis C. Swetman
                             Chairman, President and Chief Executive Officer



                             Date:        July 24, 1996
                                   --------------------------



                             By:    /s/ Lauri A. Wood
                                   --------------------------
                                        Lauri A. Wood
                              Chief Financial Officer and Controller
                            (principal financial and accounting officer)

                                 EXHIBIT INDEX




Exhibit No.                Description
- -----------                -----------
   27                      Financial Data Schedule for 10-Q
