Form 10-Q
period 1996-09-30
PEOPLES FINANCIAL CORP
filed 1996-11-01
CIK 770460

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE  SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 1996
                               -----------------------------

                                     or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934


  Commission File Number         2 - 98268
                         -----------------------------------


                        PEOPLES FINANCIAL CORPORATION
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

          Mississippi                                     64-0709834
--------------------------------------------------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)


Lameuse and Howard Avenues, Biloxi, Mississippi                      39533
--------------------------------------------------------------------------------
   (Address of principal executive offices)                        (Zip Code)


                               (601) 435-5511
--------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X            No
                             ------            ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Peoples Financial Corporation has only one class of common stock authorized. At October 28, 1996, there were 1,500,000 shares of $1 par value common stock authorized, and 738,168 shares issued and outstanding.

                                     PART I
                             FINANCIAL INFORMATION
                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

 September 30, December 31, and September 30,                             1996              1995                1995
------------------------------------------------------------------------------------------------------------------------
 ASSETS

   Cash and due from banks                                           $23,222,478         $24,220,348         $23,405,948

   Held to maturity securities, market value of
     $142,012,000 - September 30, 1996;
     $167,384,000 - December 31, 1995;
     $166,146,000 - September 30, 1995                               141,793,582         165,142,083         164,927,433

   Available for sale securities, at market value                     55,993,424          20,829,655             656,703

   Federal funds sold                                                 13,500,000                              24,100,000

   Loans                                                             216,329,964         224,069,011         224,393,957

     Less: Unearned income                                                 9,816              22,531              27,091

           Allowance for loan losses                                   4,663,367           4,352,967           4,442,129
                                                                    ----------------------------------------------------
     Loans, net                                                      211,656,781         219,693,513         219,924,737

   Bank premises and equipment, net of
     accumulated depreciation of $6,866,000 -
     September 30, 1996; $6,171,000 - December
     31,1995; and $6,079,000 - September 30, 1995                      8,475,330           8,789,642           8,749,141

   Other real estate                                                     420,104             726,838             640,792

   Accrued interest receivable                                         3,466,589           3,169,666           2,822,362

   Other assets                                                        3,462,646           2,919,601           2,644,146

   Intangible assets                                                     575,451             813,825             893,283

                                                                    ----------------------------------------------------
 TOTAL ASSETS                                                       $462,566,385        $446,305,171        $448,764,545
                                                                    ====================================================

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (Continued)
                                  (Unaudited)



 September 30, December 31, and September 30,                    1996           1995           1995
--------------------------------------------------------------------------------------------------------
 LIABILITIES & SHAREHOLDERS' EQUITY

 LIABILITIES:

   Deposits:

     Demand, non-interest bearing                         $  78,286,432      $82,790,093     $81,573,969

     Savings and demand, interest bearing                   177,332,795      155,187,526     189,827,438

     Time, $100,000 or more                                  90,861,964       84,117,293      67,073,458

     Other time deposits                                     55,208,394       54,076,823      53,745,078
                                                          ----------------------------------------------
     Total deposits                                         401,689,585      376,171,735     392,219,943

   Accrued interest payable                                     712,125        1,139,768       1,019,217

   Federal funds purchased                                                    12,150,000

   Notes payable                                                229,391          437,520         483,907

   Other liabilities                                          2,383,769        1,823,743       2,202,984
                                                          ----------------------------------------------
   TOTAL LIABILITIES                                        405,014,870      391,722,766     395,926,051

 SHAREHOLDERS' EQUITY:

   Common Stock, $1 par value, 1,500,000 shares
      authorized, 738,168 shares issued and
      outstanding at September 30, 1996, December
      31, 1995 and September 30, 1995, after giving
      retroactive effect to two for one stock splits
      effective October 16, 1996 and November 22,
      1995                                                      738,168          738,168         738,168

   Surplus                                                   48,926,262       48,926,262      43,176,262

   Undivided profits                                          8,714,882        5,075,542       8,865,194

   Unrealized gain (loss) on available for sale
      securities, net of tax                                   (827,797)         336,945         302,620

   Additional minimum liability in excess of prior
    service cost, net of tax                                                    (294,512)

   Note payable offset associated with employee
   stock ownership plan                                                         (200,000)       (243,750)

                                                          ----------------------------------------------
   TOTAL SHAREHOLDERS' EQUITY                                57,551,515       54,582,405      52,838,494
                                                          ----------------------------------------------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $ 462,566,385     $446,305,171    $448,764,545
                                                          ==============================================





See Selected Notes to Consolidated Financial Statements.

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                     For The Quarters Ended September 30,    For The Nine Months Ended September 30,
--------------------------------------------------------------------------------------------------------------------
                                                1996               1995                  1996              1995
--------------------------------------------------------------------------------------------------------------------
 INTEREST INCOME:

   Interest and fees on loans                $5,081,267         $5,452,038            $15,231,635        $15,991,189

   Interest and dividends on securities:

     U. S. Treasury                           1,984,008          2,047,821              6,152,976          5,863,135

     U. S. Government agencies and
       corporations                           1,020,420            173,948              2,827,635            576,597

     States and political subdivisions          101,538            116,894                294,149            275,521

     Other investments                            7,977              4,056                 38,877             11,099

   Interest on federal funds sold               188,900            246,428                527,701            570,892

                                             -----------------------------------------------------------------------
   TOTAL INTEREST INCOME                      8,384,110          8,041,185             25,072,973         23,288,433
                                             -----------------------------------------------------------------------

 INTEREST EXPENSE:

   Time deposits of $100,000 or more          1,312,674          1,011,377              3,837,722          2,343,094

   Other deposits                             2,293,500          2,212,712              7,021,898          6,590,989

   Mortgage indebtedness                          3,110              3,253                  9,439              9,864

   Federal funds purchased                       16,863              3,850                 81,390             59,878

                                             -----------------------------------------------------------------------
   TOTAL INTEREST EXPENSE                     3,626,147          3,231,192             10,950,449          9,003,825
                                             -----------------------------------------------------------------------
 NET INTEREST INCOME                          4,757,963          4,809,993             14,122,524         14,284,608

 Provision for losses on loans                      -0-                -0-                    -0-                -0-



 NET INTEREST INCOME AFTER PROVISION FOR     -----------------------------------------------------------------------
   LOSSES ON LOANS                            4,757,963          4,809,993             14,122,524         14,284,608
                                             -----------------------------------------------------------------------


 OTHER OPERATING INCOME:

   Trust department income and fees             126,820            171,045                466,578            579,375

   Service charges on deposit accounts          985,306            939,595              2,855,237          2,518,153

   Other service charges, commissions and
    fees                                         63,687             66,153                191,286            199,816

   Other income                                 207,602            232,216                568,189            492,228
                                             -----------------------------------------------------------------------
   TOTAL OTHER OPERATING INCOME              $1,383,415         $1,409,009             $4,081,290         $3,789,572
                                             -----------------------------------------------------------------------

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (Continued)
                                  (Unaudited)


                                                 For The Quarters Ended September 30,    For The Nine Months Ended September 30,
--------------------------------------------------------------------------------------------------------------------------------
                                                             1996              1995                      1996               1995
--------------------------------------------------------------------------------------------------------------------------------
 OTHER OPERATING EXPENSE:

   Salaries and employee benefits                      $2,222,714        $1,909,078                $6,040,685         $5,356,766

   Net occupancy                                          178,812           221,079                   536,272            616,668

   Equipment rentals, depreciation and                    399,278           378,458                 1,296,215          1,126,959
       maintenance

   Other expense                                        1,287,584         1,293,458                 3,841,327          3,871,373
                                                       -------------------------------------------------------------------------
   TOTAL OTHER OPERATING EXPENSE                        4,088,388         3,802,073                11,714,499         10,971,766
                                                       -------------------------------------------------------------------------
 INCOME BEFORE INCOME TAXES                             2,052,990         2,416,929                 6,489,315          7,102,414

 Income taxes                                             702,900           813,752                 2,056,445          2,391,465
                                                       -------------------------------------------------------------------------
 Net Income                                            $1,350,090        $1,603,177                $4,432,870         $4,710,949
                                                       =========================================================================





See Selected Notes to Consolidated Financial Statements.

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (Unaudited)

                                                                                              Additional
                                                                            Unrealized         Minimum
                                                                          Gain (Loss) on     Liability In        Note
                                                                           Available for      Excess of        Payable
                                                                               Sale         Prior Service       Offset
                          # of     Common                    Undivided      Securities,      Cost, Net of     Associated
                         Shares     Stock        Surplus      Profits       Net of Tax           Tax          With ESOP        Total
                         -----------------------------------------------------------------------------------------------------------
Balance, January 1,
 1995, as previously
 reported                184,542   $184,542    $43,729,888   $4,901,640    $      -0-    $         -0-     $(375,000)   $48,441,070

Two-for-one stock
 split in 1995           184,542    184,542      (184,542)

Two-for-one stock
 split in 1996           369,084    369,084      (369,084)
                         ----------------------------------------------------------------------------------------------------------
Balance, January 1,
 1995, as restated       738,168    738,168     43,176,262    4,901,640           -0-              -0-      (375,000)    48,441,070

Net income                                                    4,710,949                                                   4,710,949

Cash dividends,
 ($1.0125 per share)                                          (747,395)                                                    (747,395)

Net change in
 unrealized gain
 (loss) on available
 for sale securities,
 net of tax                                                                   302,620                                       302,620

Reduction to note
 payable offset
 associated with
 esop                                                                                                         131,250       131,250
                         ----------------------------------------------------------------------------------------------------------
Balance, September
 30,1995                 738,168   $738,168    $43,176,262   $8,865,194      $302,620    $         -0-     $(243,750)   $52,838,494
                         ==========================================================================================================

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY ( Continued)
                                  (Unaudited)

                                                                                             Additional
                                                                            Unrealized          Minimum
                                                                        Gain (Loss) on     Liability In           Note
                                                                             Available        Excess of        Payable
                                                                              for Sale    Prior Service         Offset
                           # of     Common                   Undivided     Securities,     Cost, Net of     Associated
                         Shares      Stock        Surplus      Profits      Net of Tax              Tax      With ESOP         Total
                        ------------------------------------------------------------------------------------------------------------
Balance, January 1,
 1996, as previously
 reported               369,084   $369,084    $49,295,346   $5,075,542       $336,945       $(294,512)     $(200,000)   $54,582,405

Two-for-one stock
 split in 1996          369,084    369,084       (369,084)
                       ------------------------------------------------------------------------------------------------------------

Balance, January 1,
 1996, as restated      738,168    738,168     48,926,262    5,075,542        336,945        (294,512)      (200,000)    54,582,405

 Net income                                                  4,432,870                                                    4,432,870

Cash dividends,
 ($1.075 per share)                                           (793,530)                                                    (793,530)

Net change in
 unrealized gain
 (loss) on
 available for sale
 securities, net of
 tax                                                                       (1,164,742)                                   (1,164,742)

Additional minimum
 liability in excess of
 prior service cost,
 net of tax                                                                                   294,512                       294,512

Reduction to note
 payable offset
 associated with                                                                                             200,000        200,000
 esop
                       ------------------------------------------------------------------------------------------------------------
Balance, September
 30, 1996               738,168   $738,168    $48,926,262   $8,714,882      $(827,797)    $        -0-    $       -0-   $57,551,515
                       ============================================================================================================





See Selected Notes to Consolidated Financial Statements.

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

 For The Nine Months Ended September 30,                                             1996                       1995
 -------------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                                                  $4,432,870                 $4,710,949

   Adjustments to reconcile net income to net cash provided by operating activities:

       Proceeds from sales of other real estate                                    52,700                    238,720

       Gain on sales of other real estate                                         (10,850)                   (25,959)

       Depreciation and amortization                                            1,093,374                  1,003,374

       Provision for losses on other real estate                                  134,234                    145,473

       Changes in assets and liabilities:

         Accrued interest receivable                                             (296,923)                   499,852

         Other assets                                                             173,229                  (184,676)

         Accrued interest payable                                                (427,643)                   569,061

         Other liabilities                                                        560,026                    818,534

                                                                            ----------------------------------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                                   5,711,017                  7,775,328
                                                                            ----------------------------------------
 CASH FLOWS FROM INVESTING ACTIVITIES:

   Proceeds from maturities of held to maturity securities                    135,142,482                 80,143,796

   Investment in held to maturity securities                                 (111,793,981)               (85,573,020)

   Proceeds from maturities of available for sale securities                   15,435,000

   Investment in available for sale securities                                (52,362,289)

   Loans repaid (made)                                                          8,036,732                (2,048,864)

   Acquisition of premises and equipment                                         (410,038)                  (877,332)

   Federal funds sold                                                         (13,500,000)               (24,100,000)

   Other assets                                                                  (117,496)                   (67,468)
                                                                            ----------------------------------------
 NET CASH USED IN INVESTING ACTIVITIES                                      $ (19,569,590)              $(32,522,888)
                                                                            ----------------------------------------

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                  (Unaudited)



 For The Nine Months Ended September 30,                                        1996                        1995
 --------------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:

   Demand and savings deposits, net increase                                  $17,641,608                 $6,886,820

   Time deposits, net increase                                                  7,876,242                 37,142,708

   Principal payments on notes                                                     (8,129)                    (7,705)

   Cash dividends                                                                (793,530)                  (747,395)

   Federal funds purchased                                                    (12,150,000)               (15,900,000)

   Pension plan additional minimum liability                                      294,512
                                                                              --------------------------------------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                                   12,860,703                 27,374,428
                                                                              --------------------------------------

 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (997,870)                 2,626,868

 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                24,220,348                 20,779,080
                                                                              --------------------------------------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $23,222,478                $23,405,948
                                                                              ======================================





See Selected Notes to Consolidated Financial Statements.

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
              SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Nine Months Ended September 30, 1996 and 1995

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

2. The results of operations for the nine months ended September 30, 1996, are not necessarily indicative of the results to be expected for the full year.

3. Per share data is based on the weighted average shares of common stock outstanding of 738,168 for the nine months ended September 30, 1996 and 1995.

4. At September 30, 1996 and 1995, the total recorded investment in impaired loans amounted to $998,000 and $1,021,000. The amount of that recorded investment in impaired loans for which there is a related allowance for loan losses and the amount of that allowance was $267,000 at September 30, 1995.
The amount of that recorded investment in impaired loans for which there was no related allowance for loan losses was $998,000 and $754,000 at September 30, 1996 and 1995, respectively.

At September 30, 1996, the average recorded investment in impaired loans was $1,012,000. During the first nine months of 1996, the Company recognized $48,000 in interest income on impaired loans. During the first nine months of 1996, the Company received $46,000 in interest payments on impaired loans.

5. Transactions in the allowance for loan losses (in thousands) were as follows:

              Balance, January 1, 1996                           $4,353

              Recoveries                                            430

              Loans charged off                                    (120)

              Balance, September 30,                             ------
              1996                                               $4,663
                                                                 ======

6. At September 30, 1996 and 1995, renegotiated and restructured loans amounted to $2,334,000 and $2,371,000. The Company recognized $122,000 and $75,000 in interest income on these loans during the nine months ended September 30, 1996 and 1995, respectively. The amount of interest that would have been recognized during these periods under the original terms of the loan agreements was $151,000 and $165,000.

7. The Company has defined cash and cash equivalents to include cash and due from banks. The Company paid $11,378,000 and $8,435,000 for the nine months ended September 30, 1996 and 1995, respectively, for interest on deposits and borrowings. Income tax payments totaled $2,055,000 and $2,548,000 for the nine months ended September 30, 1996 and 1995, respectively. Loans transferred to other real estate amounted to $52,500 for the nine months ended September 30, 1995. No loans were transferred to other real estate in 1996. After receiving regulatory approval, the Company transferred property with a book value of $130,650 from other real estate into bank premises during 1996.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following presents Management's discussion and analysis of the consolidated financial condition and results of operations of Peoples Financial Corporation and Subsidiaries (the Company) for the nine months ended September 30, 1996 and 1995. These comments highlight the significant events and should be considered in combination with the Consolidated Financial Statements included in this report on Form 10-Q.


OVERVIEW

The following schedule compares financial highlights for the nine months ended September 30, 1996 and 1995:

 For the nine months ended September                                     1996                       1995
  30,
 -------------------------------------------------------------------------------------------------------
 Net income per share                                             $         6                 $        6

 Book value per share                                             $        78                 $       72

 Return on average total assets                                          1.29%                      1.44%

 Return on average shareholders' equity                                 10.54%                     12.40%

 Allowance for loan losses as a % of
 loans, net of unearned discount                                         2.16%                      1.98%

FINANCIAL CONDITION

HELD TO MATURITY SECURITIES
The Company has structured its portfolio during the last 24 months to strengthen its liquidity position. These securities generally have maturities of 3 months, 6 months, and 2 years. There were no realized gains or losses on these investments during the nine months ended September 30, 1996 and 1995. Gross unrealized gains for held to maturity securities were $923,000 and $1,878,000 and gross unrealized losses for held to maturity securities were $705,000 and $659,000 for the nine months ended September 30, 1996 and 1995, respectively. The following schedule reflects the mix of the held to maturity investment portfolio at September 30, 1996 and 1995:

 September 30,                                 1996                                1995
 -------------------------------------------------------------------------------------------------------
                                             Amount                %             Amount                %
                                       -----------------------------------------------------------------
 U. S. Treasury securities             $123,330,702           87.00%       $152,453,547           92.40%

 U. S. Government
   agencies                              13,523,513            9.50%          8,011,418            4.90%

 States and political
   subdivisions                           4,939,367            3.50%          4,462,468            2.70%
                                       -----------------------------------------------------------------
 Totals                                $141,793,582          100.00%       $164,927,433          100.00%
                                       =================================================================




AVAILABLE FOR SALE SECURITIES
Available for sale securities increased significantly during 1996 to $56 million. Until September 30, 1995, the Company had invested primarily in held to maturity securities. This change resulted from the management of the Company's liquidity position. Gross unrealized gains were $540,000 and $458,000 at September 30, 1996 and 1995, respectively, and gross unrealized losses were $1,793,000 at September 30, 1996. The following schedule reflects the mix of available for sale securities at September 30, 1996 and 1995:


 September 30,                                    1996                                1995
 -------------------------------------------------------------------------------------------------------
                                           Amount                  %            Amount                %
                                         ---------------------------------------------------------------
 U. S. Treasury securities                                                     $
                                         $6,848,360           12.20%

 U. S. Government
   agencies                              48,408,102           86.50%

 Other securities                           736,962            1.30%            656,703          100.00%
                                        ----------------------------------------------------------------
 Totals                                 $55,993,424          100.00%           $656,703          100.00%
                                        ================================================================

FEDERAL FUNDS SOLD
Federal funds sold were $13,500,000 at September 30, 1996, as compared with $24,100,000 at September 30, 1995. This fluctuation is directly related to the liquidity needs of the bank subsidiary.

OTHER REAL ESTATE
The Other Real Estate (ORE) portfolio decreased $220,000 at September 30, 1996, as compared with September 30, 1995, due to the sale of other real estate, as well as the transfer discussed in Note 7. The strength of the local economy, which impacts real property values, has directly resulted in the ability of the Company to dispose of ORE.

OTHER ASSETS
Other assets increased $818,000 at September 30, 1996, as compared with September 30, 1995, primarily as a result of deferred taxes on unrealized losses on available for sale securities during 1996.

DEPOSITS
Significant increases or decreases in total deposits or significant fluctuations among the different types of deposits are anticipated by Management as customers in the casino industry and county and municipal areas reallocate their resources periodically. As discussed above, the Company has managed its funds including planning the timing of investment maturities so as to achieve appropriate liquidity.

SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY
Strength, security and stability have been the hallmark of the Company since its founding in 1985 and of its bank subsidiary since its founding in 1896. A strong capital foundation is fundamental to the continuing prosperity of the Company and the security of its customers and shareholders. One measure of capital adequacy is the primary capital ratio which was 13.56% at September 30, 1996, as compared with 13.12% at September 30, 1995. These ratios are well above the regulatory minimum of 6.00%. Management continues to emphasize the importance of maintaining the appropriate capital levels of the Company.


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

The following schedule summarizes net interest earnings and net yield on interest earning assets:


        Net Interest Earnings and Net Yield on Interest Earning Assets

 Nine Months Ended September 30, (In
   thousands, except percentages)                                        1996                       1995
 -------------------------------------------------------------------------------------------------------
 Total interest income (1)                                        $    25,226                $    23,430

 Total interest expense                                                10,950                      9,004
                                                                  --------------------------------------
   Net interest earnings                                          $    14,276                $    14,426
                                                                  ======================================

 Net yield on interest earning assets                                   4.31%                      4.93%
                                                                  ======================================

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 1996 and 1995.


The schedule on page 15 provides an analysis of the change in total interest income and total interest expense for the nine months ended September 30, 1996 and 1995. These changes are generally attributable to a change in volume and/or a change in the applicable rates. The prime lending rate for loans fluctuated periodically from 8.50% at January 1, 1995 to 8.25% at September 30, 1996.

          Analysis of Changes in Interest Income and Interest Expense
                                 (In Thousands)

                                                                          Attributable To:
                                                            -----------------------------------------
                          For the      For the
                             Nine         Nine
                           Months       Months
                            Ended        Ended
                        September    September      Increase                                    Rate/
                         30, 1996     30, 1995    (Decrease)       Volume          Rate        Volume
                        -----------------------------------------------------------------------------
 INTEREST
  INCOME: (1)

   Loans (2)              $15,232      $15,991         $(759)         $(21)        $(739)            $1

   Federal funds
       sold                   528          571           (43)            7           (49)            (1)

  Held to maturity:

    Taxable
        securities          6,515        6,440            75            (1)           76

    Non-taxable               446          417            29             1            28
        securities

 Available for
   sale:

    Taxable
      securities            2,466                      2,466         2,466

    Other securities           39           11            28            26             1              1
                          -----------------------------------------------------------------------------
 Total                    $25,226      $23,430        $1,796        $2,478         $(683)            $1
                          =============================================================================
 INTEREST
  EXPENSE:

   Savings and
       negotiable
       interest
       bearing
       deposits            $4,612       $4,323          $289           $60          $226             $3

   Time deposits            6,248        4,611         1,637         1,988          (245)          (106)

   Federal funds
       purchased               81           60            21            21

   Mortgage
      indebtedness              9           10            (1)           (1)           (1)             1

                          -----------------------------------------------------------------------------
   Total                  $10,950       $9,004        $1,946        $2,068          $(20)         $(102)
                          =============================================================================


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

SERVICE CHARGES ON DEPOSIT ACCOUNTS
Service charges on deposit accounts have increased $337,000 for the nine months ended September 30, 1996, as compared with the nine months ended September 30, 1995, as a result of fees earned on automatic teller machines (ATMs). These fees have grown due to the increased number of ATMs in service as well as the implementation of surcharge fees on ATM transactions at casinos beginning in November 1993 and an increase in surcharge fees on April 1, 1995.

SALARIES AND EMPLOYEE BENEFITS
Salaries and employee benefits have increased $684,000 for the nine months ended September 30, 1996, as compared with the nine months ended September 30, 1995, as a result of the one-time expense of $375,000 incurred in the termination of the retirement plan and an increase in health insurance in 1996.


LIQUIDITY

Liquidity represents the Company's ability to adequately provide funds to satisfy demands from depositors, borrowers and other commitments by either converting assets to cash or accessing new or existing sources of funds. Management monitors these funds requirements in such a manner as to satisfy these demands and provide the maximum earnings on its earning assets.
Deposits, payments of principal and interest on loans, proceeds from maturities of investment securities and earnings on investment securities are the principal sources of funds for the Company. At September 30, 1996, cash and due from banks, investment securities and federal funds sold were 58% of total deposits, as compared with 54% at September 30, 1995.

                                   PART II
                              OTHER INFORMATION

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



                                 PEOPLES FINANCIAL CORPORATION
                                           (Registrant)

                                 Date:       October 29, 1996
                                       -------------------------------------


                                    By:    /s/ Chevis C. Swetman
                                       -------------------------------------
                                                Chevis C. Swetman
                                         Chairman, President and Chief
                                               Executive Officer



                                  Date:        October 29, 1996
                                       -------------------------------------


                                    By:      /s/ Lauri A. Wood
                                       -------------------------------------
                                                  Lauri A. Wood
                                       Chief Financial Officer and Controller
                                    (principal financial and accounting officer)

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27          -  Financial Data Schedule
