Form 10-K
period 1996-12-31
PEOPLES FINANCIAL CORP
filed 1997-03-25
CIK 770460

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934   OR
           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended             December 31, 1996
                          -----------------------------------------

Commission File Number                    2-98268
                       --------------------------------------------

                   PEOPLES FINANCIAL CORPORATION
-------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

          Mississippi                                64-0709834
-------------------------------               ------------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                Identification number)

             Lameuse and Howard Avenues, Biloxi, Mississippi 39533
-------------------------------------------------------------------------------
           (Address of principal executive offices)       (Zip code)

                                  601-435-5511
     ---------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of Each Exchange on
            Title of Each Class                       Which Registered
            -------------------                   ------------------------
                   None                                     None

Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                 ---------------------------------------------
                             (Title of each class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES   X          NO
                                  -----           -----

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. _____

                            Cover Page 1 of 2 Pages

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1997 was approximately $49,030,000. For purposes of this calculation only, shares held by non-affiliates are deemed to consist of
(a) shares held by all shareholders other than directors and executive officers plus (b) shares held by directors and executive officers as to which beneficial ownership has been disclaimed.

On March 1, 1997 the registrant had outstanding 738,168 shares of common stock, par value of $1.00 per share.


                     DOCUMENTS INCORPORATED BY REFERENCE


Portions of the Registrant's Annual Report to Stockholders for the year ended December 31, 1996 are incorporated by reference into Parts I, II and III of this report. Portions of the Registrant's Definitive Proxy Statement issued in connection with the Annual Meeting of Shareholders to be held April 9, 1997, are incorporated by reference into Part III of this report.






                           Cover Page 2 of 2 Pages

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

THE REGISTRANT

Peoples Financial Corporation (the "Company") was established as a one bank holding company on December 18, 1984. Under a "Reorganization and Merger Agreement" dated March 21, 1985, and approved on July 8, 1985, Peoples Financial Corporation acquired all the outstanding stock of consenting shareholders of The Peoples Bank of Biloxi (the "Bank") on September 30, 1985, in exchange for 25,086 shares of its common stock. A settlement was reached with dissenting shareholders to acquire their stock at $1,000.00 per share, and this amount was paid during 1986, with interest at 9% per annum. The transaction was accounted for as a pooling-of-interest. The Company is now engaged, through its subsidiary, in the banking business. The Bank is the Company's principal asset and primary source of revenue.

NONBANK SUBSIDIARY

On August 22, 1985, PFC Service Corp. ("PFC") was chartered and began operations as the second wholly-owned subsidiary of Peoples Financial Corporation on October 3, 1985. The purpose of PFC is principally the leasing of automobiles and equipment under direct financing and sales-type leases expiring in various periods through 1993. The Bank acquired all remaining leases from PFC during 1990. PFC is inactive at this time.

ACQUISITIONS

On August 19, 1988, the Company acquired Gulf National Bank ("GNB") and merged GNB into the Bank with shareholders of GNB receiving shares of 4% convertible preferred stock. The preferred stock was mandatorily convertible into Company common stock five years and one month after August 19, 1988, at the rate of one share of common stock for each 24 shares of preferred stock. This conversion was executed on September 19, 1993.

On August 16, 1991, the Company purchased certain assets and assumed the insured deposits of the Main Office of the former Southern Federal Bank for Savings from the Resolution Trust Corporation and merged those assets and deposits into the Bank.

THE BANK

The Bank, which was originally chartered in 1896 in Biloxi, Mississippi, currently offers many customary banking services to its customers including interest bearing and non-interest bearing checking accounts; savings accounts; certificates of deposit; IRA accounts; business, real estate, construction, personal and installment loans; collection services; trust services; safe deposit box facilities; night drop facilities and automated teller machines. The Bank is a state chartered bank whose deposits are insured under the Federal Insurance Act. The Bank is not a member of the Federal Reserve System. The legal name of the Bank was changed to The Peoples Bank, Biloxi, Mississippi, during 1991.

The Bank has a large number of customers acquired over a period of many years and is not dependent upon a single customer or upon a few customers. The Bank also provides services to customers representing a wide variety of industries including seafood, retail, hospitality, gaming and construction.

The Main Office, operations center and trust services of the Bank are located in downtown Biloxi, MS. The Bank also has eleven (11) branches from Bay St. Louis, MS, to Ocean Springs, MS. The Bank has automated teller machines ("ATM") at its Main Office, all branch locations and at numerous non-proprietary locations.

At December 31, 1996, the Bank employed 194 full-time employees and 29 part-time employees.

COMPETITION

The Bank is in direct competition with approximately eight (8) commercial banks and three (3) non-bank institutions. These banks range in size from approximately $13 million to approximately $4.4 billion. The Bank also competes for deposits and loans with insurance companies, finance companies and automobile finance companies.

TRUST SERVICES

The Bank's Asset Management and Trust Services Department offers personal trust, agencies and estate services including living and testamentary trusts, executorships, guardianships, and conservatorships. Benefit accounts maintained by the Department primarily include self-directed individual retirement accounts. Escrow management, stock transfer and bond paying agency accounts are available to corporate customers.

MISCELLANEOUS

The Bank holds no patents, licenses (other than licenses required to be obtained from appropriate bank regulatory agencies), franchises or concessions. During 1994, the Bank obtained the rights to the registered trademark, "The Mint". There has been no significant change in the kind of services offered by the Bank during the last three fiscal years.

The Bank has not engaged in any research activities relating to the development of new services or the improvement of existing services except in the normal course of its business activities. The Bank presently has no plans for any new line of business requiring the investment of a material amount of total assets.

Most of the Bank's business originates from within Harrison, Hancock and west Jackson Counties in Mississippi; however, some business is obtained from Claiborne County and the other counties in southern Mississippi. There has been no material effect upon the Bank's capital expenditures, earnings or competitive position as a result of federal, state or local environmental regulations.


REGULATION AND SUPERVISION

The Company is a registered one bank holding company under the Bank Holding Company Act. As such, the Company is required to file periodic reports and such additional information as the Federal Reserve may require. The Federal Reserve Board may also make examinations of the Company and its subsidiaries. The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve Board before it may acquire substantially all the assets of any bank or ownership or control of any voting shares of any bank if, after the acquisition, it would own or control, directly or indirectly, more than 5 percent of the voting shares of the bank.

A bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of, voting shares of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve to be so closely related to banking or the managing or controlling of banks as to be a proper incident thereto. Some of the activities the Federal Reserve Board has determined by regulation to be closely related to banking are the making and servicing of loans, performing certain bookkeeping or data processing services, acting as fiduciary or investment or financial advisor, making equity or debt investments in corporations or projects designed primarily to promote community welfare, leasing transactions if the functional equivalent of an extension of credit and mortgage banking or brokerage.

A bank holding company and its subsidiaries are also prohibited from acquiring any voting shares of or interest in, any banks located outside the state in which the operations of the bank holding company's subsidiaries are located, unless the acquisition is specially authorized by the statute of the state in which the target is located. Certain southern states, including Mississippi, have enacted legislation which authorizes interstate acquisitions of a banking organization by bank holding companies within the south, subject to certain conditions and restrictions.

The Bank is subject to the regulation of and examination by the Mississippi Department of Banking and Consumer Finance ("Department of Banking") and the Federal Deposit Insurance Corporation ("FDIC"). Areas subject to regulation include reserves, investments, loans, mergers, branching, issuance of securities, payment of dividends, capital adequacy, management practices and all other aspects of banking operations. In addition to regular examinations, the Bank must furnish periodic reports to its regulatory authorities containing a full and accurate statement of affairs. The Bank is subject to deposit insurance assessments by the FDIC and the Department of Banking.

The earnings of commercial banks and bank holding companies are affected not only by general economic conditions but also by the policies of various governmental regulatory authorities, including the Federal Reserve Board. In particular, the Federal Reserve Board regulates money and credit conditions, and interest rates, primarily through open market operations in U. S. Government securities, varying the discount rate of member and nonmember bank borrowing, setting reserve requirements against bank deposits and regulating interest rates payable by banks on certain deposits. These policies influence to a varying extent the overall growth and distribution of bank loans, investments and deposits and the interest rates charged on loans. The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.

SUPPLEMENTAL STATISTICAL INFORMATION

Schedules I-A through VII present certain statistical information regarding the Company. This information is not audited and should be read in conjunction with the Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements found at pages 14 - 40 of the 1996 Annual Report to Shareholders.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY AND INTEREST RATES AND DIFFERENTIALS

Net Interest Income, the difference between Interest Income and Interest Expense, is the most significant component of the Company's earnings. For interest analytical purposes, Management adjusts Net Interest Income to a "taxable equivalent" basis using a 34% Federal Income Tax rate on tax-exempt items (primarily interest on municipal securities).

Another significant statistic in the analysis of Net Interest Income is the effective interest differential, also called the net yield on earning assets. The net yield is the difference between the rate of interest earned on earning assets and the effective rate paid for all funds, non-interest bearing as well as interest bearing. Since a portion of the Bank's deposits do not bear interest, such as demand deposits, the rate paid for all funds is lower than the rate on interest bearing liabilities alone.

Recognizing the importance of interest differential to total earnings, Management places great emphasis on managing interest rate spreads. Although interest differential is affected by national, regional and area economic conditions, including the level of credit demand and interest rates, there are significant opportunities to influence interest differential through appropriate loan and investment policies which are designed to maximize the interest differential while maintaining sufficient liquidity and availability of "incremental funds" for purposes of meeting existing commitments and investment in lending and investment opportunities that may arise.

The information included in Schedule I-F presents the change in interest income and interest expense along with the reason(s) for these changes. The change attributable to volume is computed as the change in volume times the old rate. The change attributable to rate is computed as the change in rate times the old volume. The change in rate/volume is computed as the change in rate times the change in volume.

SUMMARY OF LOAN LOSS EXPERIENCE

In the normal course of business, the Bank assumes risks in extending credit. The Bank manages these risks through its lending policies, loan review procedures and the diversification of its loan portfolio. Although it is not possible to predict loan losses with complete accuracy, Management constantly reviews the characteristics of the loan portfolio to determine its overall risk profile and quality.

Constant attention to the quality of the loan portfolio is achieved by the loan review process. Throughout this ongoing process, Management is advised of the condition of individual loans and of the quality profile of the entire loan portfolio. Any loan or portion thereof which is classified "loss" by regulatory examiners or which is determined by Management to be uncollectible because of such factors as the borrower's failure to pay interest or principal, the borrower's financial condition, economic conditions in the borrower's industry or the inadequacy of underlying collateral, is charged-off.

Provisions are charged to operating expense based upon historical loss experience, and additional amounts are provided when, in the opinion of Management, such provisions are not adequate based upon the current factors affecting loan collectibility.

The allocation of the allowance for loan losses by loan category is based on the factors mentioned in the preceding paragraphs. Accordingly, since all of these factors are subject to change, the allocation is not necessarily indicative of the breakdown of future losses.

The comments concerning the provision for loan losses and the allowance for loan losses presented in "Management's Discussion and Analysis" at pages 9 - 12 of the 1996 Annual Report to Shareholders are incorporated herein by reference.

RETURN ON EQUITY AND ASSETS

The information under the captions "Five-Year Comparative Summary of Selected Financial Information" on page 8 and "Management's Discussion and Analysis" on pages 9 - 12 of the 1996 Annual Report are incorporated herein by reference.

DIVIDEND PAYOUT

                                        Years Ended December 31,
                               -------------------------------------------
                                  1996              1995              1994
                               -------------------------------------------
Dividend payout ratio            12.98%            11.17%            11.96%
                               ===========================================

                                SCHEDULE I-A
        Distribution of Average Assets, Liabilities and Shareholders'
                    Equity for the Periods Indicated (2)


Years Ended December 31, (In
 thousands)                                               1996       1995       1994
------------------------------------------------------------------------------------
ASSETS:

  Cash and due from financial institutions            $ 24,431   $ 22,580   $ 22,105

  Available for sale securities:

    Taxable securities                                  52,263      3,503

    Other securities                                       925        319        198

  Held to maturity securities:

    Taxable securities                                 143,270    151,105    171,372

    Non-taxable securities                               4,717      4,501      4,180

  Net loans (1)                                        219,652    220,095    192,926

  Federal funds sold and securities purchased under
         agreements to resell                           11,032     11,387      9,088

  Other assets                                          11,991     16,554     16,914
                                                      --------   --------   --------

TOTAL ASSETS                                          $468,281   $430,044   $416,783
                                                      ========   ========   ========

LIABILITIES AND SHAREHOLDERS'
EQUITY:

  Non-interest bearing deposits                       $ 66,215   $ 72,036   $ 84,240

  Interest bearing deposits                            339,438    301,541    282,163
                                                      --------   --------   --------

  Total deposits                                       405,653    373,577    366,403

  Federal funds purchased and securities sold under
         agreements to repurchase                        1,941      1,414      1,479

  Other liabilities                                      3,585      3,394      3,047
                                                      --------   --------   --------

  Total liabilities                                    411,179    378,385    370,929

  Shareholders' equity                                  57,102     51,659     45,854
                                                      --------   --------   --------

TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY                           $468,281   $430,044   $416,783
                                                      ========   ========   ========


(1) Gross loans and discounts, net of unearned income and allowance for loan losses.
(2) All averages are computed on a daily basis with the exception of deposits, which were computed on a monthly basis. Daily averages were not available for deposits.

                                  SCHEDULE I-B
   Average Amount Outstanding for Major Categories of Interest Earning Assets and Interest Bearing Liabilities for the Periods Indicated



Years Ended December 31, (In thousands)           1996         1995         1994
------------------------------------------------------------------------------------
INTEREST EARNING ASSETS:

  Loans (1) (2)                                 $  224,231   $  224,819   $  198,044

  Federal funds sold and securities
  purchased under agreements to resell              11,032       11,387        9,088

  Available for sale securities:

    Taxable securities                              52,263        3,503

    Other securities                                   945          319          198

  Held to maturity securities:

    Taxable securities                             143,270      151,105      171,372

    Non-taxable securities                           4,717        4,501        4,180
                                                ----------   ----------   ----------
TOTAL INTEREST EARNING ASSETS                   $  436,458   $  395,634   $  382,882
                                                ==========   ==========   ==========



INTEREST BEARING LIABILITIES:

  Savings and negotiable interest
    bearing deposits                            $  185,537   $  189,454   $  199,941

  Time deposits                                    153,901      112,087       82,222

  Federal funds purchased and securities sold
under agreements to repurchase                       1,941        1,414        1,479

  Other borrowed funds                                 232          243          253
                                                ----------   ----------   ----------

TOTAL INTEREST BEARING LIABILITIES              $  341,611   $  303,198   $  283,895
                                                ==========   ==========   ==========

(1)  Net of unearned income.
(2)  Includes nonaccrual loans.
(3) All averages are computed on a daily basis with the exception of deposits, which were computed on a monthly basis. Daily averages were not available for deposits.

                                  SCHEDULE I-C
   Interest Earned or Paid on the Major Categories of Interest Earning Assets and Interest Bearing Liabilities for the Periods Indicated


Years Ended December 31, (In
  thousands)                                  1996         1995         1994
-------------------------------------------------------------------------------
INTEREST EARNED ON:

  Loans (2)                                $   20,414   $   21,364   $   17,094

  Federal funds sold and securities
    purchased under agreements to
    resell                                        582          667          345

  Available for sale securities:

    Taxable securities                          3,343          198          -0-

    Other securities                               45           17           16

  Held to maturity securities:

    Taxable securities                          8,460        8,840        9,296

    Non-taxable securities                        612          603          658
                                           ----------   ----------   ----------
TOTAL INTEREST EARNED (1)                  $   33,456   $   31,689   $   27,409
                                           ==========   ==========   ==========



INTEREST PAID ON:

  Savings and negotiable interest
    bearing deposits                       $    5,951   $    5,879   $    5,792

  Time deposits                                 8,332        6,403        3,647

  Federal funds purchased and securities
sold under agreements to repurchase               110           77           69

  Other borrowed funds                             13           13           14
                                           ----------   ----------   ----------
TOTAL INTEREST PAID                        $   14,406   $   12,372   $    9,522
                                           ==========   ==========   ==========



(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 1996, 1995 and 1994.
(2)  Loan fees of $334,000, $444,000 and $462,000 for 1996, 1995 and 1994,
     respectively, are included in these figures.

                                  SCHEDULE I-D
          Average Interest Rate Earned or Paid for Major Categories of Interest Earning Assets and Interest Bearing Liabilities for
                            the Periods Indicated


Years Ended December 31,                        1996          1995          1994
---------------------------------------------------------------------------------
AVERAGE RATE EARNED ON:

  Loans                                          9.10%         9.50%         8.63%

  Federal funds sold and securities
  purchased under agreements to resell           5.28          5.85          3.80

  Available for sale securities:

    Taxable securities                           6.39          5.65           N/A

    Other securities                             4.76          5.33          8.08

  Held to maturity securities:

    Taxable securities                           5.90          5.85          5.42

    Non-taxable securities (2)                  12.97         13.40         15.74
                                                -----         -----         -----

TOTAL (weighted average rate) (1)                7.67%         8.01%         7.16%
                                                =====         =====         =====



AVERAGE RATE PAID ON:

  Savings and negotiable interest
    bearing deposits                             3.21%         3.10%         2.90%

  Time deposits                                  5.41          5.71          4.44

  Federal funds purchased and securities
    sold under agreements to repurchase          5.67          5.45          4.67

  Other borrowed funds                           5.60          5.35          5.53
                                                -----         -----         -----

TOTAL (weighted average rate)                    5.62%         4.08%         3.35%
                                                =====         =====         =====

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 1996, 1995 and 1994.
(2) Relates to accounting for bonds purchased at a discount prior to January 1, 1992. Such bonds were reflected on the books at cost. The effect of not adjusting for the accretion of discount for bonds acquired prior to January 1, 1992, is not material to the financial statements. However, the yields are higher during the period in which these bonds mature as a result of all accretion being recognized at maturity.

                                 SCHEDULE I-E
        Net Interest Earnings and Net Yield on Interest Earning Assets



Years Ended December 31,
  (In thousands except percentages)       1996          1995          1994
-------------------------------------------------------------------------------
Total interest income (1)              $   33,456    $   31,689    $   27,409

Total interest expense                     14,406        12,372         9,522
                                       ----------    ----------    ----------

  Net interest earnings                $   19,050    $   19,317    $   17,887
                                       ==========    ==========    ==========

Net yield on interest earning assets         4.36%         4.88%         4.67%
                                       ==========    ==========    ==========

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 1996, 1995 and 1994.

                                 SCHEDULE I-F
         Analysis of Changes In Interest Income and Interest Expense
                                (In thousands)

                                                                                    Attributable to:
                                                                         --------------------------------------
                                                                          Increase                     Rate /
                                    1996         1995      (Decrease)      Volume        Rate          Volume
                                 ----------   ----------   ----------    ----------    ----------    ----------
INTEREST INCOME:(1)

  Loans (2) (3)                  $   20,414   $   21,364   $     (950)   $      (56)   $     (896)   $        2

  Federal funds sold and
    securities purchased under
    agreements to resell                582          667          (85)          (21)          (66)            2

  Available for sale
    securities:

    Taxable securities                3,343          198        3,145         2,756            26           363

    Other securities                     45           17           28            33            (2)           (3)

  Held to maturity securities:

    Taxable securities                8,460        8,840         (380)         (458)           83            (5)

    Non-taxable securities              612          603            9            29           (19)           (1)
                                 ----------   ----------   ----------    ----------    ----------    ----------

  Total                          $   33,456   $   31,689   $    1,767    $    2,283    $     (874)   $      358
                                 ==========   ==========   ==========    ==========    ==========    ==========

INTEREST EXPENSE:

  Savings and negotiable
    interest bearing deposits    $    5,951   $    5,879   $       72    $     (118)   $      194    $       (4)

  Time deposits                       8,332        6,403        1,929         2,389          (335)         (125)

  Federal funds purchased
    and securities sold under
    agreements to repurchase            110           77           33            29             3             1

  Other borrowed funds                   13           13          -0-            (1)            1           -0-
                                 ----------   ----------   ----------    ----------    ----------    ----------

  Total                          $   14,406   $   12,372   $    2,034    $    2,299    $     (137)   $     (128)
                                 ==========   ==========   ==========    ==========    ==========    ==========



(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 1996 and 1995.

(2)  Loan fees are included in these figures.

(3)  Includes interest on nonaccrual loans.

         Analysis of Changes in Interest Income and Interest Expense
                                (In thousands)

                                                                                         Attributable to:
                                                                              --------------------------------------
                                                                 Increase                                    Rate/
                                         1995         1994      (Decrease)     Volume         Rate          Volume
                                      ----------   ----------   ----------    ----------    ----------    ----------
INTEREST INCOME:(1)

  Loans (2) (3)                       $   21,364   $   17,094   $    4,270    $    2,311    $    1,726    $      233

  Federal funds sold and
   securities purchased under
   agreements to resell                      667          345          322            87           186            49

  Available for sale
   securities:

    Taxable securities                       198          -0-          198           198           -0-           -0-

    Other securities                          17           16            1            10            (5)           (4)

  Held to maturity securities:

    Taxable securities                     8,840        9,296         (456)       (1,099)          730           (87)

    Non-taxable securities                   603          658          (55)           50           (98)           (7)
                                      ----------   ----------   ----------    ----------    ----------    ----------
  Total                               $   31,689   $   27,409   $    4,280    $    1,557    $    2,539    $      184
                                      ==========   ==========   ==========    ==========    ==========    ==========

INTEREST EXPENSE:

  Savings and negotiable
   interest bearing deposits          $    5,879   $    5,792   $       87    $     (304)   $      412    $      (21)

  Time deposits                            6,403        3,647        2,756         1,325         1,050           381

  Federal funds purchased
    and securities sold under
    agreements to repurchase                  77           69            8            (3)           12            (1)

  Other borrowed funds                        13           14           (1)           (1)           (1)            1
                                      ----------   ----------   ----------    ----------    ----------    ----------

  Total                               $   12,372   $    9,522   $    2,850    $    1,017    $    1,473    $      360
                                      ==========   ==========   ==========    ==========    ==========    ==========

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 1995 and 1994.
(2)  Loan fees are included in these figures.
(3)  Includes interest on nonaccrual loans.

                                 SCHEDULE II-A
                              Securities Portfolio
           Book Value of Securities Portfolio at the Dates Indicated



December 31, (In thousands):                      1996         1995         1994
------------------------------------------------------------------------------------
Available for sale securities:

  U.S. Government, agency and corporate         $   51,921   $   20,145   $      -0-
    obligations


  Other securities                                   1,238          685          198
                                                ----------   ----------   ----------

Total                                           $   53,159   $   20,830   $      198
                                                ==========   ==========   ==========


Held to maturity securities:

  U.S. Government, agency and corporate         $  122,090   $  160,656   $  155,236
    obligations

  States and political subdivisions                  5,780        4,486        4,262
                                                ----------   ----------   ----------

Total                                           $  127,870   $  165,142   $  159,498
                                                ==========   ==========   ==========

                                 SCHEDULE II-B
             Maturity of Securities Portfolio at December 31, 1996
                 And Weighted Average Yields of Such Securities



                                                                     Maturity
                                                        (In thousands except percentage data)
                       --------------------------------------------------------------------------------------------------------
                                                     After one but               After five but
                          Within one year           within five years           within ten years            After ten years
                       --------------------------------------------------------------------------------------------------------
                         Amount       Yield        Amount        Yield         Amount       Yield         Amount        Yield
                       --------------------------------------------------------------------------------------------------------
Available for
 sale
 securities:

U.S.
 Government,
 agency and
 corporate
 obligations           $    1,995         5.31%   $   23,711         5.85%   $   22,316         6.70%   $    3,899         7.13%

Other                         -0-          N/A           -0-          N/A           -0-          N/A         1,238        22.73%
                       ----------   ----------    ----------   ----------    ----------   ----------    ----------   ----------

Totals                 $    1,995         5.31%   $   23,711         5.85%   $   22,316         6.70%   $    5,137         7.91%
                       ==========   ==========    ==========   ==========    ==========   ==========    ==========   ==========

Held to
 maturity
 securities:

U. S
 Government,
 agency and
 corporate
 obligations           $   53,706         8.68%   $   65,416         6.24%   $    2,968         6.79%        $ -0-          N/A

States and
 political
 subdivisions                 393         5.37%        1,729         6.45%        2,060         6.49%   $    1,598         5.42%
                       ----------   ----------    ----------   ----------    ----------   ----------    ----------   ----------

Totals                 $   54,099         8.66%   $   67,145         6.25%   $    5,028         6.67%   $    1,598         5.42%
                       ==========   ==========    ==========   ==========    ==========   ==========    ==========   ==========




Note: The weighted average yields are calculated on the basis of cost. Average yields on investments in states and political subdivisions are based on their contractual yield.

                                 SCHEDULE III-A
                                 Loan Portfolio
                         Loans by Type Outstanding (1)



December 31, (In thousands):             1996         1995         1994         1993         1992
----------------------------------------------------------------------------------------------------
Real estate, construction             $   14,704   $   16,473   $   14,056   $    5,333   $    1,077

Real estate, mortgage                    137,766      138,254      131,584      118,838      105,947

Loans to finance agricultural
  production and other loans
  to farmers                              10,483        9,962       11,259        6,528       10,032

Commercial and industrial
  loans                                   48,057       39,228       42,505       30,675       19,065

Loans to individuals for
  household, family and
  other consumer expenditures             11,179       11,903       13,114       12,533       11,963

Obligations of states and
political subdivisions                     4,496        5,469        6,752        7,636       10,580

All other loans                            1,824        2,780        3,572        3,599       21,837
                                      ----------   ----------   ----------   ----------   ----------
Totals                                $  228,509   $  224,069   $  222,842   $  185,142   $  180,501
                                      ==========   ==========   ==========   ==========   ==========


(1)  No foreign debt outstanding.

                                 SCHEDULE III-B
                    Maturities and Sensitivity to Changes in
          Interest Rates of the Loan Portfolio as of December 31, 1996



                                                  Maturity (In thousands)
                                      -------------------------------------------------
                                                     Over one
                                      One year or  year through
                                             less     5 years   Over 5 years    Total
                                      -------------------------------------------------
Loans:

  Real estate, construction           $    5,325   $    8,198   $    1,181   $   14,704

  Real estate, mortgage                   32,363       96,625        8,778      137,766

  Loans to finance
    agricultural production
    and other loans to
    farmers                                9,576          907          -0-       10,483

  Commercial and
    industrial loans                      26,935       18,841        2,281       48,057

  Loans to individuals for
    household, family and
    other consumer
    expenditures                           4,743        6,304          132       11,179

  Obligations of states and
    political subdivisions                    87        1,195        3,214        4,496

  All other loans                          1,801           23          -0-        1,824
                                      ----------   ----------   ----------   ----------

  Totals                              $   80,830   $  132,093   $   15,586   $  228,509
                                      ==========   ==========   ==========   ==========

Loans with pre-
  determined interest rates           $   29,800   $   66,450   $    6,380   $  102,630

Loans with floating
  interest rates                          51,030       65,643        9,206      125,879
                                      ----------   ----------   ----------   ----------

Totals                                $   80,830   $  132,093   $   15,586   $  228,509
                                      ==========   ==========   ==========   ==========

                                 SCHEDULE III-C
                              Non-Performing Loans



December 31, (In thousands):               1996       1995       1994       1993       1992
---------------------------------------------------------------------------------------------
Loans accounted for on a
  non-accrual basis (1)                  $    546   $    610   $    138   $  1,628   $  3,277

Loans which are contractually
  past due 90 or more days as
  to interest or principal
  payment, but are not
  included above                            3,026        146        474        536         26

Loans the term of which have
  been renegotiated to provide
  a reduction or deferral of
  interest or principal because
  of a deterioration in the
  financial position of the
  borrower, but are not
  included above (2)                        2,304      2,328      2,502      2,703      2,792







(1) The Bank places loans on a nonaccrual status when, in the opinion of Management, they possess sufficient uncertainty as to timely collection of interest or principal so as to preclude the recognition in reported earnings of some or all of the contractual interest. The amount of interest that would have been earned on these loans had they been on accrual during 1996 was approximately $48,000. The Bank did receive $16,000 in interest payments during 1996 so that the net effect of recording income on nonaccrual loans on the cash basis was to reduce interest income by approximately $32,000 in 1996.
(2) Foregone interest on loans whose interest rates were renegotiated was $32,000 in 1996. These loans were renegotiated for a second time in March of 1996 at a current market rate.

                                 SCHEDULE IV-A
                         Summary of Loan Loss Expenses
                     (In thousands except percentage data)

                                           1996           1995          1994           1993           1992
                                        ----------     ----------    ----------     ----------     ----------
Average amount of loans
 outstanding (1)                        $  224,231     $  224,819    $  198,044     $  185,911     $  170,761
                                        ==========     ==========    ==========     ==========     ==========

Balance of allowance for
 loan losses at the
 beginning of period                    $    4,353     $    4,901    $    5,100     $    4,206     $    2,584

Loans charged-off:

 Commercial, financial and
   agricultural                                 77            601            79            384          1,144

 Consumer and other                             62            101            58            143            248
                                        ----------     ----------    ----------     ----------     ----------

 Total loans charged-off                       139            702           137            527          1,392

Recoveries of loans
 previously charged-off:

 Commercial, financial and
  agricultural                                 403             63           142          1,045            588

 Consumer and other                             56             91            96            101            104
                                        ----------     ----------    ----------     ----------     ----------
 Total recoveries                              459            154           238          1,146            692
                                        ----------     ----------    ----------     ----------     ----------

Net loans (recovered)  charged-               (320)           548          (101)          (619)           700
 off

Provision for (reduction of) loan
 losses charged to operating
 expense                                      (150)           -0-          (300)           275          2,322
                                        ----------     ----------    ----------     ----------     ----------

Balance of allowance for
 loan losses at end
 of period                              $    4,523     $    4,353    $    4,901     $    5,100     $    4,206
                                        ==========     ==========    ==========     ==========     ==========

Ratio of net charge-offs
 during period to average
 loans outstanding                           (0.14)%         0.24%        (0.05)%        (0.33)%         0.41%
                                        ==========     ==========    ==========     ==========     ==========



(1)  Net of unearned income.

                                 SCHEDULE IV-B
                  Allocation of the Allowance for Loan Losses

                                           1996            1995                1994                1993                1992
                                       -----------------------------------------------------------------------------------------
                                             % of                 % of              % of                % of                 % of
                                             Loans               Loans              Loans               Loans                Loans
                                              to                    to                 to                 to                    to
Balance at December                          Total               Total              Total               Total                Total
31, (In thousands)                Amount     Loans    Amount     Loans   Amount     Loans    Amount     Loans     Amount     Loans
-----------------------------------------------------------------------------------------------------------------------------------
Real estate,
 construction                    $   294         6   $   329         7   $   281         6   $   107         3   $    22         1

Real estate,
 mortgage                          2,755        60     2,765        62     2,561        59     3,565        64     2,649        59

Loans to finance
 agricultural
 production and
 other loans to
 farmers                             210         5       199         4       225         5       131         3       200         6

Commercial and
 industrial loans                    961        21       785        18     1,250        19       614        17       381        10

Loans to individuals
 for household,
 family and other
 consumer
 expenditures                        223         5       238         5       262         6       251         7       240         6

Obligations of states
 and political
 subdivisions                        -0-         2       -0-         3       -0-         3       -0-         4       -0-         6

All other loans                       36         1        18         1        71         2        80         2       440        12

Unallocated                           44       N/A        19       N/A       251       N/A       352       N/A       274       N/A
                                 -------   -------   -------   -------   -------   -------   -------   -------   -------   -------
Totals                           $ 4,523       100   $ 4,353       100   $ 4,901       100   $ 5,100       100   $ 4,206       100
                                 =======   =======   =======   =======   =======   =======   =======   =======   =======   =======

                                   SCHEDULE V
                  Summary of Average Deposits and Their Yields


                                    1996                   1995                  1994
                            -----------------------------------------------------------------
Years Ended December
  31, (In thousands
  except for percentage
  data)                      Amount      Rate       Amount      Rate       Amount      Rate
---------------------------------------------------------------------------------------------
Demand deposits in
  domestic offices          $ 66,215        N/A    $ 72,036        N/A    $ 84,240        N/A

Negotiable interest
  bearing deposits
  in domestic offices        149,314       3.44%    152,639       3.30%    157,434       3.07%

Savings deposits in
  domestic offices            36,223       2.25%     36,815       2.33%     42,507       2.26%

Time deposits in
  domestic
  offices                    153,901       5.41%    112,087       5.71%     82,222       4.44%
                            --------   --------    --------   --------    --------   --------
Total deposits              $405,653       3.52%   $373,577       3.29%   $366,403       2.58%
                            ========   ========    ========   ========    ========   ========


Certificates of deposit outstanding in amounts $100,000 or more (in thousands) by the amount of time remaining until maturity as of December 31, 1996, are as follows:


              Remaining maturity:

              3 months or less                             $66,763

              Over 3 through 6 months                        8,078

              Over 6 months through 12 months                7,841

              Over 12 months                                 2,291
                                                           -------
              Total                                        $84,973
                                                           =======

                                  SCHEDULE VI
                             Short Term Borrowings
                     (In thousands except percentage data)

                                                1996        1995          1994
                                             -----------------------------------
Amount outstanding at December 31,           $  16,500    $  12,150    $  15,900

Weighted average interest rate at
  December 31,                                    6.00%        5.00%        6.00%

Maximum outstanding at any month-end
  during year                                $  16,500    $  12,150    $  15,900

Average amount outstanding during year       $   1,941    $   1,414    $   1,479

Weighted average interest rate                    5.67%        5.45%        4.67%





Note: Short term borrowings include federal funds purchased from other banks and securities sold under agreements to repurchase.

                                 SCHEDULE VII
                      Interest Sensitivity/Gap Analysis


December 31, 1996 (In             0 - 3          4 - 12        1 - 5           Over 5
thousands)                        Months         Months         Years           Years          Total
-------------------------------------------------------------------------------------------------------
ASSETS:

  Loans                        $     32,213   $     48,374   $    131,934   $     15,442   $    227,963

  Available for sale
   securities                           -0-          1,995         23,711         27,453         53,159

  Held to maturity
   securities                        25,964         28,135         67,145          6,626        127,870
                               ------------   ------------   ------------   ------------   ------------

  Total assets                 $     58,177   $     78,504   $    222,790   $     49,521   $    408,992
                               ============   ============   ============   ============   ============


FUNDING SOURCES:

  Interest bearing
    deposits                   $    234,147   $     45,005   $     15,350   $         94   $    294,596

  Long-term funds                         2             10             53            162            227
                               ------------   ------------   ------------   ------------   ------------

  Total funding sources        $    234,149   $     45,015   $     15,403   $        256   $    294,823
                               ============   ============   ============   ============   ============



REPRICING/MATURITY
  GAP:

  Period                       $   (175,972)  $     33,489   $    207,387   $     49,265

  Cumulative                       (175,972)      (142,483)        64,904        114,169

  Period Gap/Total Assets            (43.03)%         8.19 %        50.71%         12.05%

  Cumulative Gap/Total
    Assets                           (43.03)%       (34.84)%        15.87%         27.91%


(1) Amounts stated include fixed and variable rate investments of the balance sheet that are still accruing interest. Variable rate instruments are included in the next period in which they are subject to a change in rate. The principal portions of scheduled payments on fixed rate instruments are included in periods in which they become due or mature.

ITEM 2 - PROPERTIES

The principal properties of the Company are its 13 business locations, including the Main Office, which is located at 152 Lameuse Street in Biloxi, MS. All such properties are owned by the Company. The operations center is subject to a mortgage from the Small Business Administration. The address of the Main Office and branch locations are listed on page 43 of the Annual Report to Shareholders.

ITEM 3 - LEGAL PROCEEDINGS

The information included in Note J to the Consolidated Financial Statements included in the 1996 Annual Report to Shareholders is incorporated herein by reference.

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

None.


                                    PART II

ITEM 5 - MARKET INFORMATION

The information provided on page 13 of the 1996 Annual Report is incorporated herein by reference.

ITEM 6 - SELECTED FINANCIAL DATA

The information under the caption "Five Year Comparative Summary of Selected Financial Information" on page 8 of the 1996 Annual Report is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 9 - 12 of the 1996 Annual Report is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The following consolidated financial statements of the Company and consolidated subsidiaries and the independent auditors' report appearing on pages 14 - 41 of the 1996 Annual Report are incorporated herein by reference:

Consolidated Statements of Condition on pages 14 and 15

Consolidated Statements of Income on page 16

Consolidated Statements of Shareholders' Equity on page 17

Consolidated Statements of Cash Flows on page 19

Notes to Consolidated Financial Statements on pages 20 - 40

Independent Auditors' Report on page 41


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information in Sections II and IX contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 9, 1997, which was filed by the Company in definitive form with the Commission on March 5, 1997, is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

The information in Section V contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 9, 1997, which was filed by the Company in definitive form with the Commission on March 5, 1997, is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information in Sections III and IV contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 9, 1997, which was filed by the Company in definitive form with the Commission on March 5, 1997, is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information in Sections V, VI, VII and VIII contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 9, 1997, which was filed by the Company in definitive form with the Commission on March 5, 1997, and is incorporated herein by reference.


                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8 - K

(a) 1.  Index of Financial Statements:

        See Item 8.

(a) 2.  Index of Financial Schedules:

        All other schedules have been omitted as not applicable or not required or because the information has been included in the financial statements or applicable notes.

(a) 3.  Index of Exhibits:

                                Incorporated by
                                 Reference to                                  Exhibit
                                Registration or    Form of                    Number in
               Description        File Number      Report    Date of Report     Report
            ---------------------------------------------------------------------------
(3.1)         Articles of           33-15595        10-K        12/31/93         3.1
               Incorporation

(3.2)         By-Laws               33-15595        10-K        12/31/93         3.2

                                               Incorporated by
                                                Reference to                                                    Exhibit
                                               Registration or        Form of                                 Number in
                    Description                  File Number           Report           Date of Report           Report
            -----------------------------------------------------------------------------------------------------------------------
(10.1)        Description of Automobile           33-15595              10-K               12/31/88              10.1
              Plan

(10.2)        Description of Directors'           33-15595              10-K               12/31/88              10.2
              Deferred Income Plan

(10.3)        Description of Executive            33-15595              10-K               12/31/88              10.3
              Supplemental Plan

(10.4)        Split-Dollar Insurance              33-15595              10-K               12/31/93              10.4
              Agreement

(10.5)        Deferred Compensation  Plan         33-15595              10-K               12/31/93              10.5

(13)          Annual Report to
              Shareholders for year ended
              December 31, 1996 * (c)

(21)          Proxy Statement for Annual
              Meeting of Shareholders to
              be held April 9, 1997

(22)          Subsidiaries of the                 33-15595              10-K               12/31/88              22
              registrant


(23)          Consent of Certified Public
               Accountants *


(27)          Financial Data Schedule *



(b) No report on Form 8-K was filed during the fourth quarter of the year ended December 31, 1996.
(c) Furnished for the information of the Commission only and not deemed "filed" except for those portions which are specifically incorporated herein.
  *  Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           PEOPLES FINANCIAL CORPORATION
                                  (Registrant)

                           Date:   March 19, 1997
                                -------------------------

                           BY:   /s/ Chevis C. Swetman
                              ---------------------------
                         Chevis C. Swetman, Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



BY:      /s/ Drew Allen                       BY:   /s/ Chevis C. Swetman
   -------------------------------------         --------------------------

Date:     March 19, 1997                      Date:      March 19, 1997
      ----------------------------------           ------------------------

              Drew Allen                               Chevis C. Swetman
               Director                         President, Chief Executive Officer and
                                                            Director



BY:       /s/ William A. Barq                 BY:    /s/ F. Walker Tucei
   -------------------------------------         --------------------------

Date:     March 19, 1997                      Date:       March 19, 1997
      -----------------------------------          ------------------------

           William A. Barq                              F. Walker Tucei
              Director                                     Director



BY:           /s/ Andy Carpenter              BY:    /s/ Lauri A. Wood
   -------------------------------------         --------------------------

Date:            March 19, 1997               Date:         March 19. 1997
     -----------------------------------           ------------------------

             Andy Carpenter                              Lauri A. Wood
  Executive Vice President and Director        Principal Financial and Accounting Officer

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  13          Annual Report to Shareholders for year ended
              December 31, 1996

  23          Consent of Certified Public Accountants

  27          Financial Data Schedule