Form 10-Q
period 1997-03-31
PEOPLES FINANCIAL CORP
filed 1997-05-02
CIK 770460

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended    March 31, 1997
                                             -------------------------------
                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                      Commission File Number     2 - 98268
                                             -------------------------------


                         PEOPLES FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Mississippi                                        64-0709834
--------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                        Identification No.)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date. Peoples Financial Corporation has only one class of common stock authorized. At May 1, 1997, there were 1,500,000 shares of $1 par value common stock authorized, and 738,168 shares issued and outstanding.

                                     PART I
                             FINANCIAL INFORMATION
                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

March 31, December 31, and March 31,                       1997           1996           1996
------------------------------------------------   ------------   ------------   ------------
ASSETS
  Cash and due from banks                          $ 26,409,184   $ 26,873,638   $ 30,812,399
  Held to maturity securities, market value of
    $109,094,000 - March 31, 1997;
    $128,879,000 - December 31, 1996;
    $161,185,000 - March 31, 1996                   108,786,686    127,870,283    160,174,406
  Available for sale securities, at market value     51,841,605     53,159,353     64,236,336
  Federal funds sold                                  2,900,000            -0-      2,400,000
  Loans                                             227,262,354    228,508,895    215,028,761
    Less: Unearned income                                17,320         17,295         25,406
          Allowance for loan losses                   4,546,681      4,522,704      4,579,984
                                                   ------------   ------------   ------------
    Loans, net                                      222,698,353    223,968,896    210,423,371
  Bank premises and equipment, net of
    accumulated depreciation of $7,122,000 -
    March 31, 1997; $6,880,000 - December
    31, 1996; and $6,418,000 - March 31, 1996         8,451,413      8,626,068      8,734,040
  Other real estate                                     436,384        264,962        716,301
  Accrued interest receivable                         3,396,989      3,891,465      3,381,216
  Other assets                                        3,602,746      2,958,967      3,214,661
  Intangible assets                                     416,535        495,993        734,367
                                                   ------------   ------------   ------------
TOTAL ASSETS                                       $428,939,895   $448,109,625   $484,827,097
                                                   ============   ============   ============

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (Continued)
                                  (Unaudited)



March 31, December 31, and March 31,                         1997             1996            1996
-------------------------------------------------   -------------    -------------   -------------
LIABILITIES & SHAREHOLDERS' EQUITY
Liabilities:
  Deposits:
    Demand, non-interest bearing                    $  72,234,869    $  73,535,221   $  69,898,179
    Savings and demand, interest bearing              152,819,782      153,596,132     209,835,286
    Time, $100,000 or more                             73,185,075       84,973,369      91,034,555
    Other time deposits                                56,754,225       56,027,287      54,874,607
                                                    -------------    -------------   -------------
    Total deposits                                    354,993,951      368,132,009     425,642,627
  Accrued interest payable                                665,809        1,005,508       1,152,239
  Federal funds purchased                               9,325,000       16,500,000             -0-
  Notes payable                                           223,787          226,608         391,097
  Other liabilities                                     2,871,581        1,891,296       2,190,504
                                                    -------------    -------------   -------------
  TOTAL LIABILITIES                                   368,080,128      387,755,421     429,376,467
SHAREHOLDERS' EQUITY:
  Common Stock, $1 par value, 1,500,000 shares
    authorized, 738,168 shares issued and
    outstanding at March 31, 1997, December
    31, 1996 and March 31, 1996, after giving
    retroactive effect to two for one stock split
    effective October 16, 1996                            738,168          738,168         738,168
  Surplus                                              53,926,262       53,926,262      48,926,262
  Undivided profits                                     6,806,435        5,428,068       6,497,620
  Additional minimum liability in excess of prior
    service cost, net of tax                                  -0-              -0-        (294,512)
  Unrealized gain (loss) on available for sale
    securities, net of tax                               (611,098)         261,706        (260,658)
  Note payable offset associated with employee
    stock ownership plan                                      -0-              -0-        (156,250)
                                                    -------------    -------------   -------------
  TOTAL SHAREHOLDERS' EQUITY                           60,859,767       60,354,204      55,450,630
                                                    -------------    -------------   -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 428,939,895    $ 448,109,625   $ 484,827,097
                                                    =============    =============   =============





See Selected Notes to Consolidated Financial Statements.

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


For the Quarters Ended March 31,                                1997         1996
-------------------------------------------------------   ----------   ----------
INTEREST INCOME:
  Interest and fees on loans                              $5,147,595   $5,160,824
  Interest and dividends on investments:
    U. S. Treasury                                         1,564,543    2,126,460
    U. S. Government agencies and corporations               994,989      727,108
    States and political subdivisions                        113,184       97,430
    Other investments                                          7,010       17,918
  Interest on federal funds sold                             139,883      241,123
                                                          ----------   ----------
  TOTAL INTEREST INCOME                                    7,967,204    8,370,863
                                                          ----------   ----------
INTEREST EXPENSE:
  Time deposits of $100,000 or more                        1,156,571    1,272,643
  Other deposits                                           2,073,221    2,411,219
  Mortgage indebtedness                                        3,035        3,182
  Federal funds purchased                                     55,102       27,717
                                                          ----------   ----------
  TOTAL INTEREST EXPENSE                                   3,287,929    3,714,761
                                                          ----------   ----------
NET INTEREST INCOME                                        4,679,275    4,656,102
Provision for losses on loans                                    -0-          -0-
                                                          ----------   ----------
NET INTEREST INCOME AFTER PROVISION FOR LOSSES ON LOANS   $4,679,275   $4,656,102
                                                          ----------   ----------

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (Continued)
                                  (Unaudited)

For the Quarters Ended March 31,                          1997         1996
-------------------------------------------------   ----------   ----------
OTHER OPERATING INCOME:
  Trust department income and fees                  $  190,583   $  227,617
  Service charges on deposit accounts                  943,376      924,241
  Other service charges, commissions and fees           65,556       59,283
  Other income                                         108,114      135,059
  Gain on sale of securities                           640,613          -0-
                                                    ----------   ----------
  TOTAL OTHER OPERATING INCOME                       1,948,242    1,346,200
                                                    ----------   ----------
OTHER OPERATING EXPENSE:
  Salaries and employee benefits                     1,906,973    1,940,426
  Net occupancy                                        215,801      180,227
  Equipment rentals, depreciation and maintenance      418,081      407,602
  Other expense                                      1,295,908    1,139,256
                                                    ----------   ----------
  TOTAL OTHER OPERATING EXPENSE                      3,836,763    3,667,511
                                                    ----------   ----------
INCOME BEFORE INCOME TAXES                           2,790,754    2,334,791
Income taxes                                           984,250      525,175
                                                    ----------   ----------
NET INCOME                                          $1,806,504   $1,809,616
                                                    ==========   ==========





See Selected Notes to Consolidated Financial Statements.

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (Unaudited)

                                                                              Additional
                                                                               minimum
                                                                              liability in Unrealized
                                                                               excess of   Gain (Loss)      Note
                                                                                 prior    on Available     Payable
                               # of                                             service     for Sale       Offset
                              Common      Common                  Undivided  cost, net of  Securities,   Associated
                              Shares      Stock       Surplus      Profits       tax        Net of Tax    With ESOP      Total
                             ---------  ---------  ------------  ----------- -----------  ------------   -----------  ------------
BALANCE, JANUARY 1, 1996,
  AS PREVIOUSLY  REPORTED      369,084  $ 369,084  $ 49,295,346  $ 5,075,542 $ (294,512)   $   336,945   $ (200,000)  $ 54,582,405
Two-for-one stock split in
  1996                         369,084    369,084     (369,084)
                             ---------  ---------  ------------  ----------- -----------  ------------   -----------  ------------
BALANCE, JANUARY 1, 1996,
  AS RESTATED                  738,168    738,168    48,926,262    5,075,542   (294,512)       336,945     (200,000)    54,582,405
Net income                                                         1,809,616                                             1,809,616
Cash dividends, common
  ($ .525 per share)                                               (387,538)                                             (387,538)
Net change in unrealized
  gain  (loss) on available
  for sale securities, net
  of tax                                                                                     (597,603)                   (597,603)
Reduction to note payable
  offset associated with esop                                                                                 43,750        43,750
                             ---------  ---------  ------------  ----------- -----------  ------------   -----------  ------------
BALANCE, MARCH 31, 1996        738,168  $ 738,168  $ 48,926,262  $ 6,497,620 $ (294,512)   $ (260,658)   $ (156,250)  $ 55,450,630
                             =========  =========  ============  =========== ===========  ============   ===========  ============


BALANCE, JANUARY 1, 1997       738,168  $ 738,168  $ 53,926,262  $ 5,428,068 $        -0   $   261,706   $        -0  $ 60,354,204
Net income                                                         1,806,504                                             1,806,504
Cash dividends, common
  ($ .58 per share)                                                (428,137)                                             (428,137)
Net change in unrealized
  gain (loss) on available for
  sale securities, net of tax                                                                (872,804)                   (872,804)
                             ---------  ---------  ------------  ----------- -----------  ------------   -----------  ------------
BALANCE, MARCH 31, 1997        738,168  $ 738,168  $ 53,926,262  $ 6,806,435 $        -0  $  (611,098)   $        -0  $ 60,859,767
                             =========  =========  ============  =========== ===========  ============   ===========  ============


See Selected Notes to Consolidated Financial Statements.

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

For the Quarters Ended March 31,                                     1997            1996
----------------------------------------------------------   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                 $  1,806,504    $  1,809,616
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Proceeds from sales of other real estate                        -0-           1,700
      Gain on sales of other real estate                              -0-            (650)
      Depreciation and amortization                               334,458         334,458
      Provision for losses on other real estate                     8,778           9,487
      Changes in assets and liabilities:
        Accrued interest receivable                               494,476        (211,550)
        Other assets                                              (21,182)        153,394
        Accrued interest payable                                 (339,699)         12,471
        Other liabilities                                         830,285         366,761
                                                             ------------    ------------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                    3,113,620       2,475,687
                                                             ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of held to maturity securities      27,090,000      53,947,481
  Investment in held to maturity securities                    (8,006,403)    (48,979,804)
  Investment in available for sale securities                      (5,456)    (44,312,014)
  Loans, net decrease                                           1,090,343       9,270,142
  Acquisition of premises and equipment                           (80,345)       (199,398)
  Federal funds sold                                           (2,900,000)     (2,400,000)
  Other assets                                                    (22,197)       (140,724)
                                                             ------------    ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES          $ 17,165,942    $(32,814,317)
                                                             ------------    ------------

                PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                  (Unaudited)

For the Quarters Ended March 31,                                 1997            1996
------------------------------------------------------   ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Demand and savings deposits, net increase (decrease)   $ (2,076,702)   $ 41,755,846
  Time deposits, net increase (decrease)                  (11,061,356)      7,715,046
  Principal payments on notes                                  (2,821)         (2,673)
  Cash dividends                                             (428,137)       (387,538)
  Federal funds purchased, net decrease                    (7,175,000)    (12,150,000)
                                                         ------------    ------------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES     (20,744,016)     36,930,681
                                                         ------------    ------------
NET INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS        (464,454)      6,592,051
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             26,873,638      24,220,348
                                                         ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                 $ 26,409,184    $ 30,812,399
                                                         ============    ============






See Selected Notes to Consolidated Financial Statements.

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
              SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Quarters Ended March 31, 1997 and 1996

1. The accompanying unaudited consolidated financial statements have been prepared with the accounting policies in effect as of December 31, 1996 as set forth in the Notes to the Consolidated Financial Statements of Peoples Financial Corporation and Subsidiaries (the Company). In the opinion of Management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included and are of a normal recurring nature.

     The accompanying unaudited consolidated financial statements have been prepared also in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2. The results of operations for the quarter ended March 31, 1997, are not necessarily indicative of the results to be expected for the full year.

3. Per share data is based on the weighted average shares of common stock outstanding of 738,168 for the quarters ended March 31, 1997 and 1996.

4. At March 31, 1997 and 1996, the total recorded investment in impaired loans amounted to $595,000 and $1,173,000, respectively. The amount of that recorded investment in impaired loans for which there is a related allowance for loan losses and the amount of that allowance was $98,000 at March 31, 1996. The amount of that recorded investment in impaired loans for which there was no related allowance for loan losses was $595,000 and $1,075,000 at March 31, 1997 and 1996, respectively.

     At March 31, 1997, the average recorded investment in impaired loans was $598,000. During the first quarter of 1997, the Company recognized $9,000 in interest income on impaired loans. During the first quarter of 1997, the Company received $12,000 in interest payments on impaired loans.

5.   Transactions in the allowance for loan losses were as follows:

               Balance, January 1, 1997   $ 4,522,704
               Recoveries                      47,112
               Loans charged off              (23,135)
                                          -----------
               Balance, March 31, 1997    $ 4,546,681
                                          ===========

6. At March 31, 1997 and 1996, renegotiated and restructured loans amounted to $2,275,000 and $2,391,000. The Company recognized $45,000 and $26,000 in interest income on these loans during the quarters ended March 31, 1997 and 1996, respectively. The amount of interest that would have been recognized during these quarters under the original terms of the loan agreements was $50,000 and $51,000.

7. The Company has defined cash and cash equivalents to include cash and due from banks. The Company paid $3,628,000 and $3,702,000 for the quarters ended March 31, 1997 and 1996, respectively, for interest on deposits and borrowings. Income tax payments totaled $140,000 during the quarter ended March 31, 1997 and no income tax payments were made during the first quarter of 1996. Loans transferred to other real estate amounted to $180,200 for the quarter ended March 31, 1997. No loans were transferred to other real estate during the quarter ended March 31, 1996.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following presents Management's discussion and analysis of the consolidated financial condition and results of operations of Peoples Financial Corporation and Subsidiaries (the Company) for the quarters ended March 31, 1997 and 1996. These comments highlight the significant events and should be considered in combination with the Consolidated Financial Statements included in this report on Form 10-Q.

OVERVIEW

The significant developments during the first quarter of 1997 were the continued strength in earnings and the sale of shares of Hibernia Corporation common stock at a gain of $640,000. Earnings were $1,806,000 for the quarter ended March 31, 1997 as compared with $1,810,000 for the quarter ended March 31, 1996. The following schedule compares financial highlights (in thousands) for the quarters ended March 31, 1997 and 1996:

For the quarters ended March 31,                               1997        1996
--------------------------------------------------------   --------    --------
Net income per share                                       $      2    $      2
Book value per share                                       $     82    $     75
Return on average total assets                                 1.63%       1.54%
Return on average shareholders' equity                        11.93%      13.16%
Allowance for loan losses as a % of
  loans, net of unearned discount                              2.00%       2.13%

FINANCIAL CONDITION

HELD TO MATURITY SECURITIES

The Company has structured its portfolio during the last 36 months to strengthen its liquidity position. These securities generally have maturities of 3 months, 6 months, and 2 years. There were no realized gains or losses on these investments during the quarters ended March 31, 1997 and 1996. Gross unrealized gains for held to maturity securities were $735,000 and $1,487,000 and gross unrealized losses for held to maturity securities were $428,000 and $476,000 for the quarters ended March 31, 1997 and 1996, respectively. The following schedule reflects the mix of the held to maturity investment portfolio at March 31, 1997 and 1996:

March 31,                                1997                      1996
------------------------------   ---------------------    ---------------------
                                    Amount        %          Amount         %
                                 ------------   ------    ------------   ------
U. S. Treasury securities        $ 86,741,687    79.80%   $138,241,037    86.30%
U. S. Government
  agencies                         15,958,846    14.70%     17,484,636    10.90%
States and political
  subdivisions                      6,086,153     5.50%      4,448,733     2.80%
                                 ------------   ------    ------------   ------
Totals                           $108,786,686   100.00%   $160,174,406   100.00%
                                 ============   ======    ============   ======


AVAILABLE FOR SALE SECURITIES

Available for sale securities decreased $12 million in the management of the Company's liquidity position. Gross unrealized gains were $449,000 and $506,000 and gross unrealized losses were $1,374,000 and $900,000 at March 31, 1997 and 1996, respectively. The following schedule reflects the mix of available for sale securities at March 31, 1997 and 1996:


March 31,                                  1997                    1996
--------------------------------   --------------------    --------------------
                                      Amount       %         Amount         %
                                   -----------   ------    -----------   ------
U. S. Treasuries                   $ 5,894,640    11.40%   $ 6,871,350    10.70%
U. S. Government
  agencies                          45,305,632    87.40%    56,668,154    88.20%
Other securities                       641,333     1.20%       696,832     1.10%
                                   -----------   ------    -----------   ------
Totals                             $51,841,605    100.0%   $64,236,336    100.0%
                                   ===========   ======    ===========   ======


OTHER ASSETS

Other assets increased $388,000 at March 31, 1997, as compared with March 31, 1996, primarily as a result of deferred taxes on unrealized losses on available for sale securities.

DEPOSITS

Total deposits decreased $71 million at March 31, 1997, as compared with March 31, 1996. Significant increases or decreases in total deposits from quarter to quarter are anticipated by Management as customers in the casino industry and county and municipal areas reallocate their resources periodically. As discussed above, the Company has managed its funds including planning the timing of investment maturities so as to achieve appropriate liquidity.


FEDERAL FUNDS PURCHASED

Federal funds purchased were $9,325,000 at March 31, 1997. This fluctuation is directly related to the liquidity needs of the bank subsidiary.

SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY

Strength, security and stability have been the hallmark of the Company since its founding in 1985 and of its bank subsidiary since its founding in 1896. A strong capital foundation is fundamental to the continuing prosperity of the Company and the security of its customers and shareholders. One measure of capital adequacy is the primary capital ratio which was 14.76% at March 31, 1997, as compared with 12.77% at March 31, 1996. These ratios are well above the regulatory minimum of 6.00%. Management continues to emphasize the importance of maintaining the appropriate capital levels of the Company.

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

Net interest income increased $23,000 for the first quarter of 1997 as compared with the first quarter of 1996. Total interest income decreased $404,000 for the quarter ended March 31, 1997, as compared with the quarter ended March 31, 1996. Total interest expense decreased $427,000 for the quarter ended March 31, 1997, as compared with quarter ended March 31, 1996. The following schedule summarizes net interest earnings and net yield on interest earning assets:


         Net Interest Earnings and Net Yield on Interest Earning Assets

Quarters Ended March 31, (In
  thousands, except percentages)                             1997          1996
----------------------------------------------------   ----------    ----------
Total interest income (1)                              $    8,026    $    8,421
Total interest expense                                      3,288         3,715
                                                       ----------    ----------
  Net interest earnings                                $    4,738    $    4,706
                                                       ==========    ==========
Net yield on interest earning assets                         4.66%         4.31%
                                                       ==========    ==========

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 1997 and 1996.

The schedule on page 13 provides an analysis of the change in total interest income and total interest expense for the quarters ended March 31, 1997 and 1996. These changes are generally attributable to a change in volume and/or a change in the applicable rates.

          Analysis of Changes in Interest Income and Interest Expense
                                 (In Thousands)

                                                                             Attributable To:
                                                                 --------------------------------------
                           For the       For the
                           Quarter       Quarter
                            Ended         Ended
                          March 31,     March 31,   Increase                                    Rate/
                            1997          1996     (Decrease)      Volume         Rate         Volume
                         ----------   ----------   ----------    ----------    ----------    ----------
INTEREST
INCOME: (1)
  Loans (2) (3)          $    5,147   $    5,161   $      (14)   $       95    $     (107)   $       (2)
  Federal funds
    sold                        140          241         (101)         (103)            4            (2)
Held to maturity:
  Taxable securities          1,711        2,208         (497)         (553)           75           (19)
  Non-taxable
    securities                  171          148           23            45           (17)           (5)
Available for
  sale:
  Taxable
    securities                  850          645          205           150            45            10
  Other securities                7           18          (11)            4           (12)           (3)
                         ----------   ----------   ----------    ----------    ----------    ----------
Total                    $    8,026   $    8,421   $     (395)   $     (362)   $      (12)   $      (21)
                         ==========   ==========   ==========    ==========    ==========    ==========
INTEREST
  EXPENSE:
  Savings and
    negotiable
    interest
    bearing
    deposits             $    1,257   $    1,605   $     (348)   $     (280)   $      (82)   $       14
  Time deposits               1,973        2,079         (106)          (97)           (8)           (1)
  Federal funds
    purchased                    55           28           27            54            (9)          (18)
  Mortgage
    indebtedness                  3            3          -0-           -0-           -0-           -0-
                         ----------   ----------   ----------    ----------    ----------    ----------
Total                    $    3,288   $    3,715   $     (427)   $     (323)   $      (99)   $       (5)
                         ==========   ==========   ==========    ==========    ==========    ==========

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 1997 and 1996.
(2)  Loan fees are included in these figures.
(3)  Includes nonaccrual loans.

PROVISION FOR LOAN LOSSES

The Company has not charged a provision for loan losses to operating expense since 1993. The Company carefully monitors the quality and volume of its loan portfolio. Based on current conditions, Management feels that the allowance for loan losses is adequate and does not anticipate any provision for loan losses during 1997.

GAIN ON SALE OF SECURITIES

During the first quarter of 1997, the Company sold 45,862 shares of common stock of Hibernia Corporation it had carried in its available for sale portfolio at a realized gain of $640,000.

LIQUIDITY

Liquidity represents the Company's ability to adequately provide funds to satisfy demands from depositors, borrowers and other commitments by either converting assets to cash or accessing new or existing sources of funds. Management monitors these funds requirements in such a manner as to satisfy these demands and provide the maximum earnings on its earning assets. Deposits, payments of principal and interest on loans, proceeds from maturities of held to maturity securities and earnings on held to maturity securities are the principal sources of funds for the Company. At March 31, 1997, cash and due from banks, investment securities and federal funds sold were 54% of total deposits, as compared with 61% at March 31, 1996.

                                    PART II
                               OTHER INFORMATION


Item 4 - Submission of Matters to a Vote of Security Holders

          (a) The Annual Meeting of Shareholders of the Company was held on April 9, 1997.

          (b) The following five directors were elected at the meeting to hold office for a term of one year:

                                                      Approve       Disapprove
                                                      -------       ----------
                    Drew Allen                        580,877              8
                    William A. Barq                   580,885              0
                    Andy Carpenter                    580,885              0
                    Chevis C. Swetman                 580,735            150
                    F. Walker Tucei                   580,885              0


          Shares not voted amounted to 157,283.


Item 5 - Other Information

At a meeting held on April 9, 1997, the Board of Directors of the Company approved the following slate of officers:


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

                                           PEOPLES FINANCIAL CORPORATION
                                                   (Registrant)


                                    Date:     April 30, 1997
                                         -------------------------------------

                                    By:    /s/ Chevis C. Swetman
                                       ---------------------------------------
                                               Chevis C. Swetman
                                         Chairman, President and Chief
                                               Executive Officer




                                    Date:     April 30, 1997
                                         -------------------------------------

                                    By:    /s/ Lauri A. Wood
                                       ---------------------------------------
                                               Lauri A. Wood
                                       Chief Financial Officer and Controller
                                    (principal financial and accounting officer)

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27          -  Financial Data Schedule
