Form 10-Q
period 1997-06-30
PEOPLES FINANCIAL CORP
filed 1997-07-31
CIK 770460

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended         June 30, 1997
                                         ------------------------------
                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number 2 - 98268
                                              -------------------------


                         PEOPLES FINANCIAL CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Mississippi                              64-0709834
--------------------------------------  ---------------------------------------
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
    incorporation or organization)


    Lameuse and Howard Avenues, Biloxi, Mississippi              39533
------------------------------------------------------   ----------------------
       (Address of principal executive offices)                (Zip Code)


                                 (601) 435-5511
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes        X                          No
            ----------------                     ----------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Peoples Financial Corporation has only one class of common stock authorized. At July 25, 1997, there were 1,500,000 shares of $1 par value common stock authorized, and 738,168 shares issued and outstanding.

                                     PART I
                             FINANCIAL INFORMATION
                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

June 30, December 31, and June 30,                         1997          1996            1996
----------------------------------                    ------------   ------------   ------------
ASSETS
  Cash and due from banks                             $ 31,912,528   $ 26,873,638   $ 25,507,817
  Available for sale securities                         52,488,162     53,159,353     53,275,512
  Held to maturity securities, market value of
    $98,961,000 - June 30, 1997; $128,879,000 -
    December 31, 1996; $148,230,000 - June 30, 1996     98,235,185    127,870,283    148,359,489
  Federal funds sold                                     6,550,000            -0-     17,650,000
  Loans                                                235,636,534    228,508,895    220,072,157
    Less: Unearned income                                   11,470         17,295         22,426
          Allowance for loan losses                      4,455,467      4,522,704      4,609,249
                                                      ------------   ------------   ------------
    Loans, net                                         231,169,597    223,968,896    215,440,482
  Bank premises and equipment, net of
    accumulated depreciation of $7,296,000 -
    June 30, 1997; $6,880,000 - December 31,
    1996; and $6,746,000 - June 30, 1996                 8,807,383      8,626,068      8,485,353
  Other real estate                                        446,384        264,962        609,451
  Accrued interest receivable                            3,790,385      3,891,465      4,082,211
  Other assets                                           3,364,594      2,958,967      3,841,368
  Intangible assets                                        337,077        495,993        654,909
                                                      ------------   ------------   ------------
TOTAL ASSETS                                          $437,101,295   $448,109,625   $477,906,592
                                                      ============   ============   ============

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (Continued)
                                  (Unaudited)




June 30, December 31, and June 30,                         1997              1996             1996
----------------------------------                     -------------    -------------   -------------
LIABILITIES & SHAREHOLDERS' EQUITY
Liabilities:
  Deposits:
    Demand, non-interest bearing                       $  71,369,923    $  73,535,221   $  67,038,052
    Savings and demand, interest bearing                 165,355,414      153,596,132     183,602,784
    Time, $100,000 or more                                75,620,996       84,973,369     113,630,958
    Other time deposits                                   58,659,063       56,027,287      54,516,523
                                                       -------------    -------------   -------------
    Total deposits                                       371,005,396      368,132,009     418,788,317
  Accrued interest payable                                   814,151        1,005,508         853,971
  Federal funds purchased                                        -0-       16,500,000             -0-
  Notes payable                                              220,928          226,608         232,137
  Other liabilities                                        2,376,110        1,891,296       2,200,700
                                                       -------------    -------------   -------------
  TOTAL LIABILITIES                                      374,416,585      387,755,421     422,075,125
SHAREHOLDERS' EQUITY:
  Common Stock, $1 par value, 1,500,000 shares
    authorized, 738,168 shares issued and
    outstanding at June 30, 1997, December 31,
    1996 and June 30, 1996, after giving retroactive
    effect to two for one stock split effective
    October 16, 1996                                         738,168          738,168         738,168
  Surplus                                                 53,926,262       53,926,262      48,926,262
  Undivided profits                                        8,207,276        5,428,068       7,770,784
  Unrealized gain (loss) on available for sale
    securities, net of tax                                  (186,996)         261,706      (1,309,235)
  Additional minimum liability in excess of prior
    service cost, net of tax                                     -0-              -0-        (294,512)
                                                       -------------    -------------   -------------
  TOTAL SHAREHOLDERS' EQUITY                              62,684,710       60,354,204      55,831,467
                                                       -------------    -------------   -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $ 437,101,295    $ 448,109,625   $ 477,906,592
                                                       =============    =============   =============











See Selected Notes to Consolidated Financial Statements.

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                              For The Quarters        For The Six Months
                                               Ended June 30,           Ended June 30,
                                          ------------------------  ------------------------
                                              1997          1996        1997          1996
                                          -----------  -----------  -----------  -----------
INTEREST INCOME:
  Interest and fees on loans              $ 5,355,372  $ 4,989,544  $10,502,967  $10,150,368
  Interest and dividends on investments:
    U. S. Treasury                          1,308,148    2,042,508    2,872,691    4,168,968
    U. S. Government agencies and
      corporations                            990,008    1,080,107    1,984,997    1,807,215
    States and political subdivisions         105,604       95,181      218,788      192,611
    Other investments                           2,332       12,982        9,342       30,900
  Interest on federal funds sold              144,816       97,678      284,699      338,801
                                          -----------  -----------  -----------  -----------
TOTAL INTEREST INCOME                       7,906,280    8,318,000   15,873,484   16,688,863
                                          -----------  -----------  -----------  -----------
INTEREST EXPENSE:
  Time deposits of $100,000 or more         1,086,423    1,252,405    2,242,994    2,525,048
  Other deposits                            2,114,714    2,317,179    4,187,935    4,728,398
  Mortgage indebtedness                         2,997        3,147        6,032        6,329
  Federal funds purchased                       8,854       36,810       63,956       64,527
                                          -----------  -----------  -----------  -----------
TOTAL INTEREST EXPENSE                      3,212,988    3,609,541    6,500,917    7,324,302
                                          -----------  -----------  -----------  -----------
NET INTEREST INCOME                         4,693,292    4,708,459    9,372,567    9,364,561
Provision for losses on loans                     -0-          -0-          -0-          -0-
                                          -----------  -----------  -----------  -----------
NET INTEREST INCOME AFTER PROVISION
  FOR LOSSES ON LOANS                       4,693,292    4,708,459    9,372,567    9,364,561
                                          -----------  -----------  -----------  -----------
OTHER OPERATING INCOME:
  Trust department income and fees            156,870      112,141      347,453      339,758
  Service charges on deposit accounts         979,156      945,690    1,922,532    1,869,931
  Other service charges, commissions
    and fees                                   80,191       68,316      145,747      127,599
  Gain on sale of securities                      -0-          -0-      640,613          -0-
  Other income                                103,475      225,528      211,589      360,587
                                          -----------  -----------  -----------  -----------
TOTAL OTHER OPERATING INCOME              $ 1,319,692  $ 1,351,675  $ 3,267,934  $ 2,697,875
                                          -----------  -----------  -----------  -----------

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (continued)
                                  (Unaudited)

                                              For The Quarters        For The Six Months
                                               Ended June 30,           Ended June 30,
                                          ------------------------  ------------------------
                                              1997          1996        1997          1996
                                          -----------  -----------  -----------  -----------
OTHER OPERATING EXPENSE:
  Salaries and employee benefits          $ 1,978,367  $ 1,877,545  $ 3,885,340  $ 3,817,971
  Net occupancy                               201,221      177,233      417,022      357,460
  Equipment rentals, depreciation and
   maintenance                                398,945      489,335      817,026      896,937
  Other expense                             1,287,250    1,414,487    2,583,158    2,553,743
                                          -----------  -----------  -----------  -----------
TOTAL OTHER OPERATING EXPENSE               3,865,783    3,958,600    7,702,546    7,626,111
                                          -----------  -----------  -----------  -----------

INCOME BEFORE INCOME TAXES                  2,147,201    2,101,534    4,937,955    4,436,325
INCOME TAXES                                  746,360      828,370    1,730,610    1,353,545
                                          -----------  -----------  -----------  -----------
NET INCOME                                $ 1,400,841  $ 1,273,164  $ 3,207,345  $ 3,082,780
                                          ===========  ===========  ===========  ===========







See Selected Notes to Consolidated Financial Statements.

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (Unaudited)

                                                                                            Additional
                                                                                             Minimum
                                                                               Unrealized   Liability       Note
                                                                               Gain (Loss)  in Excess      Payable
                                                                              on Available   of Prior      Offset
                                                                                for Sale     Service     Associated
                                  # of     Common                 Undivided    Securities,  Cost, Net       With
                                 Shares    Stock     Surplus       Profits     Net of Tax     of Tax        ESOP          Total
                                 -------  -------- -----------   ----------  -------------  ----------   ----------    -----------
Balance, January 1, 1996,
  as previously reported         369,084  $369,084 $49,295,346   $5,075,542   $   336,945   $(294,512)   $(200,000)    $54,582,405
Two-for-one stock
  split in 1996                  369,084   369,084    (369,084)
                                 -------  -------- -----------   ----------   -----------   ---------    ---------     -----------
Balance, January 1, 1996,
  as restated                    738,168   738,168  48,926,262    5,075,542       336,945    (294,512)    (200,000)     54,582,405
Net income                                                        3,082,780                                              3,082,780
Cash dividends, common
  ($.525 per share)                                                (387,538)                                              (387,538)
Net change in unrealized
  gain (loss) on available
  for sale securities,
  net of tax                                                                   (1,646,180)                              (1,646,180)
Reduction to note payable
  offset associated with
  esop                                                                                                     200,000         200,000
                                 -------  -------- -----------   ----------   -----------   ---------    ---------     -----------
Balance, June 30, 1996           738,168  $738,168 $48,926,262   $7,770,784   $(1,309,235)  $(294,512)   $       0     $55,831,467
                                 =======  ======== ===========   ==========   ===========   =========    =========     ===========


Balance, January 1, 1997         738,168  $738,168 $53,926,262   $5,428,068   $   261,706   $       0    $       0     $60,354,204
Net income                                                        3,207,345                                              3,207,345
Cash dividends,
  common ($ .58 per share)                                         (428,137)                                              (428,137)
Net change in unrealized gain
  (loss) on available for sale
  securities, net of tax                                                         (448,702)                                (448,702)
                                 -------  -------- -----------   ----------   -----------   ---------    ---------     -----------
Balance, June 30, 1997           738,168  $738,168 $53,926,262   $8,207,276   $  (186,996)  $       0    $       0     $62,684,710
                                 =======  ======== ===========   ==========   ===========   =========    =========     ===========



See Selected Notes to Consolidated Financial Statements.

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

For The Six Months Ended June 30,                                1997           1996
---------------------------------                            ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                 $  3,207,345   $  3,082,780
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Proceeds from sales of other real estate                        -0-         52,700
      Gain on sales of other real estate                              -0-        (10,850)
      Depreciation and amortization                               668,916        758,916
      Provision for losses on other real estate                     8,778         75,537
      Changes in assets and liabilities:
        Accrued interest receivable                               101,080       (912,545)
        Other assets                                                8,694         50,447
        Accrued interest payable                                 (191,357)      (285,797)
        Other liabilities                                         334,814        376,957
                                                             ------------   ------------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                    4,138,270      3,188,145
                                                             ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of held to maturity securities      38,775,000     97,082,482
  Investment in held to maturity securities                    (9,139,902)   (80,299,888)
  Proceeds from maturities of available for sale securities           -0-     15,435,000
  Investment in available for sale securities                     (10,711)   (50,374,117)
  Loans repaid (made)                                          (7,380,901)     4,253,031
  Acquisition of premises and equipment                          (701,315)      (295,711)
  Federal funds sold                                           (6,550,000)   (17,650,000)
  Other assets                                                    (31,121)      (125,134)
                                                             ------------   ------------
NET CASH PROVIDED BY (USED IN)  INVESTING ACTIVITIES         $ 14,961,050   $(31,974,337)
                                                             ------------   ------------

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                  (Unaudited)

For The Six Months Ended June 30,                           1997           1996
---------------------------------                      ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Demand and savings deposits, net increase            $  9,593,984   $ 12,663,217
  Time deposits, net increase (decrease)                 (6,720,597)    29,953,365
  Principal payments on notes                                (5,680)        (5,383)
  Cash dividends                                           (428,137)      (387,538)
  Federal funds purchased                               (16,500,000)   (12,150,000)
                                                       ------------   ------------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES   (14,060,430)    30,073,661
                                                       ------------   ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                 5,038,890      1,287,469
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           26,873,638     24,220,348
                                                       ------------   ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD               $ 31,912,528   $ 25,507,817
                                                       ============   ============








See Selected Notes to Consolidated Financial Statements.

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
              SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                For the Six Months Ended June 30, 1997 and 1996

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

2. The results of operations for the six months ended June 30, 1997, are not necessarily indicative of the results to be expected for the full year.

3. Per share data is based on the weighted average shares of common stock outstanding of 738,168 for the six months ended June 30, 1997 and 1996.

4. At June 30, 1997 and 1996, the total recorded investment in impaired loans amounted to $1,869,000 and $1,417,000. The amount of that recorded investment in impaired loans for which there was no related allowance for loan losses was $1,869,000 and $1,417,000 at June 30, 1997 and 1996, respectively.

At June 30, 1997, the average recorded investment in impaired loans was $1,814,000. During the first six months of 1997, the Company recognized $43,000 in interest income on impaired loans. During the first six months of 1997, the Company received $47,000 in interest payments on impaired loans.

5.  Transactions in the allowance for loan losses were as follows:


                    Balance, January 1, 1997      $ 4,522,704
                    Recoveries                         64,698
                    Loans charged off                (131,935)
                                                  -----------
                    Balance, June 30, 1997        $ 4,455,467
                                                  ===========

6. At June 30, 1997 and 1996, renegotiated and restructured loans amounted to $2,243,000 and $2,368,000. This loan is currently being serviced at a market rate of interest with a scheduled maturity of March 15, 1999. The Company recognized $92,000 and $74,000 in interest income on these loans during the six months ended June 30, 1997 and 1996, respectively. The amount of interest that would have been recognized during this period under the original terms of the loan agreements was $100,000 and $101,000.

7. The Company has defined cash and cash equivalents to include cash and due from banks. The Company paid $6,692,000 and $7,610,000 for the six months ended June 30, 1997 and 1996, respectively, for interest on deposits and borrowings. Income tax payments totaled $1,750,000 and $1,163,000 for the six months ended June 30, 1997 and 1996, respectively. Loans transferred to other real estate amounted to $180,200 for the six months ended June 30, 1997. No loans were transferred to other real estate during the six months ended June 30, 1996.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following presents Management's discussion and analysis of the consolidated financial condition and results of operations of Peoples Financial Corporation and Subsidiaries (the Company) for the six months ended June 30, 1997 and 1996. These comments highlight the significant events and should be considered in combination with the Consolidated Financial Statements included in this report on Form 10-Q.

OVERVIEW
The significant developments during the first six months of 1997 included the continued strength in earnings and the sale of shares of Hibernia Corporation common stock at a realized gain of $640,000. Earnings were $3,207,000 for the six months ended June 30, 1997, as compared with $3,083,000 for the six months ended June 30, 1996. The following schedule compares financial highlights for the six months ended June 30, 1997 and 1996:


For the six months ended June 30,            1997         1996
---------------------------------           ------       ------
Net income per share                        $    4       $    4
Book value per share                        $   85       $   76
Return on average total assets                1.42%        1.32%
Return on average shareholders' equity       10.42%       11.17%
Allowance for loan losses as a % of
 loans, net of unearned discount              1.89%        2.09%

FINANCIAL CONDITION

HELD TO MATURITY SECURITIES
The Company has structured its portfolio during the last 18 months to strengthen its liquidity position. These securities generally have maturities of 3 months, 6 months and 2 years. Specifically, the Company anticipated the reallocation of approximately $35,000,000 in deposits in March by one of its customers. This event was considered in executing investment decisions during the first six months of 1997. There were no realized gains or losses on investments during the six months ended June 30, 1997 and 1996. Gross unrealized gains were $908,000 and $906,000 and gross unrealized losses were $183,000 and $1,036,000 for the six months ended June 30, 1997 and 1996, respectively. The following schedule reflects the mix of the held to maturity securities portfolio at June 30, 1997 and 1996:


June 30,                             1997                 1996
--------------------------------------------------------------------
                              Amount       %        Amount       %
                           ------------  -----   ------------  -----
U. S. Treasury securities  $ 76,816,180   78.2%  $130,395,316   88.0%
U. S. Government agencies    15,502,362   15.8%    13,524,323    9.1%
States and political
 subdivisions                 5,916,643    6.0%     4,439,850    2.9%
                           ------------  -----   ------------  -----
Totals                     $ 98,235,185  100.0%  $148,359,489  100.0%
                           ============  =====   ============  =====

AVAILABLE FOR SALE SECURITIES
Gross unrealized gains were $476,000 and $493,000 and gross unrealized losses were $761,000 and $2,476,000 at June 30, 1997 and 1996, respectively. A gross realized gain of $640,000 was recorded for the six months ended June 30, 1997, as a result of the sale of shares of common stock of Hibernia Corporation held in the available for sale portfolio. The following schedule reflects the mix of available for sale securities at June 30, 1997 and 1996:


June 30,                             1997                 1996
------------------------------------------------------------------
                              Amount       %        Amount       %
                           -----------  -----   -----------  -----
U. S. Treasury securities  $ 5,934,690   11.3%  $ 6,799,680   12.8%
U. S. Government agencies   45,912,139   87.5%   45,784,732   85.9%
Other securities               641,333    1.2%      691,100    1.3%
                           -----------  -----   -----------  -----
Totals                     $52,488,162  100.0%  $53,275,512  100.0%
                           ===========  =====   ===========  =====

FEDERAL FUNDS SOLD
Federal funds sold were $6,550,000 at June 30, 1997 compared with federal funds sold of $17,650,000 at June 30, 1996. This fluctuation is directly related to the liquidity needs of the bank subsidiary.

LOANS
Loans increased $15,564,000 at June 30, 1997, as compared with June 30, 1996, as a result of increased loan demand in the Company's trade area. The Company anticipates that this increased demand will continue throughout the remainder of 1997. The allowance for loan losses decreased $67,000 due to net charge-offs during the six months ended June 30, 1997. Likewise, the allowance for loan losses as a % of loans, net of unearned discount, has decreased from 2.09% at June 30, 1996, to 1.89% at June 30, 1997. Management continues to monitor the volume and quality of its loan portfolio and has determined that the allowance is adequate.

OTHER ASSETS
Other assets decreased $477,000 at June 30, 1997, as compared with June 30, 1996, primarily as a result of deferred taxes relating to unrealized gains on available for sale securities.

DEPOSITS
Total deposits have decreased $48,000,000 at June 30, 1997, as compared with June 30, 1996. Significant increases or decreases in total deposits are anticipated by Management as customers in the casino industry and county and municipal areas reallocate their resources periodically. The reallocation during this time frame specifically involved large time deposits. As discussed above, the Company has managed its funds including planning the timing of investment maturities so as to achieve appropriate liquidity.

SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY
Strength, security and stability have been the hallmark of the Company since its founding in 1985 and of its bank subsidiary since its founding in 1896. A strong capital foundation is fundamental to the continuing prosperity of the Company and the security of its customers and shareholders. One measure of capital adequacy is the primary capital ratio which was 15.21% at June 30, 1997, as compared with 12.96% at June 30, 1996. These ratios are well above the regulatory minimum of 6.00%. Management continues to emphasize the importance of maintaining the appropriate capital levels of the Company.

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

Net interest income decreased $15,000 for the second quarter of 1997 as compared with the second quarter of 1996. Net interest income increased $8,000 for the six months ended June 30, 1997, as compared with the six months ended June 30, 1996. Total interest income decreased $412,000 for the quarter ended June 30, 1997, as compared with the quarter ended June 30, 1996.

Total interest income decreased $815,000 for the six months ended June 30, 1997, as compared with the six months ended June 30, 1996. Total interest expense decreased $397,000 for the quarter ended June 30, 1997, as compared with quarter ended June 30, 1996. Total interest expense decreased $823,000 for the six months ended June 30, 1997, as compared with the six months ended June 30, 1996. The following schedule summarizes net interest earnings and net yield on interest earning assets:



         NET INTEREST EARNINGS AND NET YIELD ON INTEREST EARNING ASSETS

Six Months Ended June 30, (In
  thousands, except percentages)           1997        1996
-------------------------------------------------------------
TOTAL INTEREST INCOME (1)                $15,985      $16,788
TOTAL INTEREST EXPENSE                     6,501        7,324
                                         -------      -------
  NET INTEREST EARNINGS                  $ 9,484      $ 9,464
                                         =======      =======
NET YIELD ON INTEREST EARNING ASSETS        4.73%        4.24%
                                         =======      =======

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 1997 and 1996.


The schedule on page 14 provides an analysis of the change in total interest income and total interest expense for the six months ended June 30, 1997 and 1996. This schedule indicates that the major cause of the changes in interest income, interest expense and net interest income is the decrease in volume. Average interest earning assets decreased $45 million for the six months ended June 30, 1997, as compared with June 30, 1996. Average interest bearing liabilities decreased $46 million for the six months ended June 30, 1997, as compared with June 30, 1996.

          ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE
                                 (In Thousands)

                                                          Attributable To:
                                                     ---------------------------
                     FOR THE   FOR THE
                      SIX        SIX
                     MONTHS     MONTHS
                     ENDED      ENDED
                    JUNE 30,   JUNE 30,  INCREASE                         RATE/
                      1997       1996   (DECREASE)   VOLUME     RATE     VOLUME
                    --------  --------  ----------   -------   -------   -------
INTEREST
  INCOME: (1)
  LOANS (2)         $ 10,503  $ 10,150  $      353   $    (2)  $   356   $    (1)
  FEDERAL FUNDS
   SOLD                  285       339         (54)      (67)       15        (2)
 HELD TO MATURITY:
  TAXABLE
    SECURITIES         3,169     4,416      (1,247)   (1,345)      142       (44)
  NON-TAXABLE
    SECURITIES           331       292          39        99       (45)      (15)
AVAILABLE FOR
  SALE:
  TAXABLE
    SECURITIES         1,688     1,560         128        63        62         3
  OTHER SECURITIES         9        31         (22)        2       (23)       (1)
                    --------  --------  ----------   -------   -------   -------
TOTAL               $ 15,985  $ 16,788  $     (803)  $(1,250)  $   507   $   (60)
                    ========  ========  ==========   =======   =======   =======
INTEREST
  EXPENSE:
  SAVINGS AND
   NEGOTIABLE
   INTEREST
   BEARING
   DEPOSITS         $  2,518  $  3,130  $     (612)  $  (549)  $   (77)  $    14
  TIME DEPOSITS        3,913     4,123        (210)     (282)       77        (5)
  FEDERAL FUNDS
   PURCHASED              64        65          (1)       (1)      -0-       -0-
  MORTGAGE
   INDEBTEDNESS            6         6         -0-       -0-       -0-       -0-
                    --------  --------  ----------   -------   -------   -------
TOTAL               $  6,501  $  7,324  $     (823)  $  (832)  $   -0-   $     9
                    ========  ========  ==========   =======   =======   =======

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

GAIN ON SALE OF SECURITIES
During the first six months of 1997, the Company sold 45,862 shares of common stock of Hibernia Corporation it had carried in its available for sale portfolio at a realized gain of $640,000.

LIQUIDITY

Liquidity represents the Company's ability to adequately provide funds to satisfy demands from depositors, borrowers and other commitments by either converting assets to cash or accessing new or existing sources of funds. Management monitors these funds requirements in such a manner as to satisfy these demands and provide the maximum earnings on its earning assets. Deposits, payments of principal and interest on loans, proceeds from maturities of investment securities and earnings on investment securities are the principal sources of funds for the Company. At June 30, 1997, cash and due from banks, investment securities and federal funds sold were 51% of total deposits, as compared with 58% at June 30, 1996.

                                    PART II
                               OTHER INFORMATION


Item 5 - Other Information

     None.

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

     None.

(b) Reports on Form 8-K

     None.

                                   SIGNATURES

Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         PEOPLES FINANCIAL CORPORATION
                                  (Registrant)


                     Date:    July 25, 1997
                            ------------------------------

                       By:  /s/ Chevis C. Swetman
                            ------------------------------
                                Chevis C. Swetman
                   Chairman, President and Chief Executive Officer




                     Date:    July 25, 1997
                           ------------------------------

                       By:    /s/ Lauri A. Wood
                           ------------------------------
                                  Lauri A. Wood
                     Chief Financial Officer and Controller
                  (principal financial and accounting officer)

                               INDEX TO EXHIBITS



Exhibit No.                Description
-----------                -----------
   27                      Financial Data Schedule