Form 10-Q
period 1997-09-30
PEOPLES FINANCIAL CORP
filed 1997-11-06
CIK 770460

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended      September 30, 1997
                                       -----------------------------

                                      or

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             Commission File Number      2 - 98268
                                    --------------------


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

                            Yes      X                  No
                                 ---------------             ---------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Peoples Financial Corporation has only one class of common stock authorized. At October 22, 1997, there were 1,500,000 shares of $1 par value common stock authorized, and 1,476,336 shares issued and outstanding.

                                     PART I



                             FINANCIAL INFORMATION
                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

September 30, December 31, and September 30,               1997           1996           1996
---------------------------------------------------------------------------------------------
ASSETS

  Cash and due from banks                         $  26,541,659  $  26,873,638  $  23,222,478

  Held to maturity securities, market value
   of $96,398,000 - September 30, 1997;
   $128,879,000 - December 31, 1996;
   $142,012,000 - September 30, 1996                 95,494,177    127,870,283    141,793,582

  Available for sale securities, at market value     50,960,008     53,159,353     55,993,424

  Federal funds sold                                 28,550,000                    13,500,000

  Loans                                             239,274,306    228,508,895    216,329,964

   Less: Unearned income                                  5,449         17,295          9,816

         Allowance for loan losses                    4,269,063      4,522,704      4,663,367
                                                  -------------------------------------------
   Loans, net                                       234,999,794    223,968,896    211,656,781

  Bank premises and equipment, net
   of accumulated depreciation of $7,454,000 -
   September 30, 1997; $6,880,000 - December
   31, 1996; and $6,886,000 - September 30, 1996      9,311,816      8,626,068      8,475,330

 Other real estate                                      413,463        264,962        420,104

 Accrued interest receivable                          3,186,226      3,891,465      3,466,589

 Other assets                                         3,347,449      2,958,967      3,462,646

 Intangible assets                                      260,428        495,993        575,451
                                                  -------------------------------------------
TOTAL ASSETS                                      $ 453,065,020  $ 448,109,625  $ 462,566,385
                                                  ===========================================

                PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (Continued)
                                  (Unaudited)


September 30, December 31, and September 30,          1997            1996            1996
------------------------------------------------------------------------------------------
LIABILITIES & SHAREHOLDERS' EQUITY

LIABILITIES:

  Deposits:

    Demand, non-interest bearing             $  92,164,728   $  73,535,221   $  78,286,432

    Savings and demand, interest bearing       167,354,162     153,596,132     177,332,795

    Time, $100,000 or more                      65,638,872      84,973,369      90,861,964

    Other time deposits                         59,998,624      56,027,287      55,208,394
                                             ---------------------------------------------
    Total deposits                             385,156,386     368,132,009     401,689,585

  Accrued interest payable                         719,303       1,005,508         712,125

  Federal funds purchased                                       16,500,000

  Notes payable                                    218,031         226,608         229,391

  Other liabilities                              2,847,872       1,891,296       2,383,769
                                             ---------------------------------------------
  TOTAL LIABILITIES                            388,941,592     387,755,421     405,014,870

SHAREHOLDERS' EQUITY:

 Common Stock, $1 par value, 1,500,000
  shares authorized, 1,476,336 shares
  issued and outstanding at
  September 30, 1997, December 31, 1996
  and September 30, 1996, after
  giving retroactive effect to two for
  one stock split effective
  September 15, 1997                             1,476,336       1,476,336       1,476,336

 Surplus                                        53,188,094      53,188,094      48,188,094

 Undivided profits                               9,297,843       5,428,068       8,714,882

 Unrealized gain (loss) on available for
  sale securities, net of tax                      161,155         261,706        (827,797)
                                             ---------------------------------------------
  TOTAL SHAREHOLDERS' EQUITY                    64,123,428      60,354,204      57,551,515
                                             ---------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $ 453,065,020   $ 448,109,625   $ 462,566,385
                                             =============================================



See Selected Notes to Consolidated Financial Statements.

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                            For The Quarters Ended September 30, For The Nine Months Ended September 30,
--------------------------------------------------------------------------------------------------------
                                               1997             1996               1997             1996
--------------------------------------------------------------------------------------------------------
INTEREST INCOME:

  Interest and fees on loans            $ 5,579,046      $ 5,081,267        $16,082,013      $15,231,635

  Interest and dividends on securities:

    U. S. Treasury                        1,227,648        1,984,008          4,100,339        6,152,976

    U. S. Government agencies and           940,237        1,020,420          2,925,234        2,827,635
     corporations

    States and political subdivisions        97,027          101,538            315,815          294,149

    Other investments                       270,000            7,977            279,342           38,877

  Interest on federal funds sold            131,835          188,900            416,534          527,701
                                        ----------------------------------------------------------------
  TOTAL INTEREST INCOME                   8,245,793        8,384,110         24,119,277       25,072,973
                                        ----------------------------------------------------------------
INTEREST EXPENSE:

  Time deposits of $100,000 or more         973,793        1,312,674          3,216,787        3,837,722

  Other deposits                          2,207,425        2,293,500          6,395,360        7,021,898

  Mortgage indebtedness                       2,959            3,110              8,991            9,439

  Federal funds purchased                     4,532           16,863             68,488           81,390
                                        ----------------------------------------------------------------
  TOTAL INTEREST EXPENSE                  3,188,709        3,626,147          9,689,626       10,950,449
                                        ----------------------------------------------------------------
NET INTEREST INCOME                       5,057,084        4,757,963         14,429,651       14,122,524

Provision for losses on loans                   -0-              -0-                -0-              -0-
                                        ----------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION       5,057,084        4,757,963         14,429,651       14,122,524
 FOR LOSSES ON LOANS                    ----------------------------------------------------------------

OTHER OPERATING INCOME:

  Trust department income and fees          167,637          126,820            515,090          466,578

  Service charges on deposit accounts       983,461          985,306          2,905,993        2,855,237

  Other service charges, commissions and     59,730           63,687            205,477          191,286
   fees

  Gain on securities                         27,175                             667,788

  Other income                              101,537          207,602            313,126          568,189
                                        ----------------------------------------------------------------
  TOTAL OTHER OPERATING INCOME          $ 1,339,540      $ 1,383,415        $ 4,607,474      $ 4,081,290
                                        ----------------------------------------------------------------

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (Continued)
                                  (Unaudited)

                         For The Quarters Ended September 30,  For The Nine Months Ended September 30,
------------------------------------------------------------------------------------------------------
                                               1997             1996             1997             1996
------------------------------------------------------------------------------------------------------
OTHER OPERATING EXPENSE:
  Salaries and employee benefits        $ 1,987,226      $ 2,222,714      $ 5,872,566      $ 6,040,685

  Net occupancy                             285,233          178,812          702,255          536,272

  Equipment rentals, depreciation           421,210          399,278        1,238,236        1,296,215
   and maintenance

  Other expense                           1,369,667        1,287,584        3,952,825        3,841,327
                                        --------------------------------------------------------------
  TOTAL OTHER OPERATING EXPENSE           4,063,336        4,088,388       11,765,882       11,714,499
                                        --------------------------------------------------------------
INCOME BEFORE INCOME TAXES                2,333,288        2,052,990        7,271,243        6,489,315

Income taxes                                799,820          702,900        2,530,430        2,056,445
                                        --------------------------------------------------------------
NET INCOME                              $ 1,533,468      $ 1,350,090      $ 4,740,813      $ 4,432,870
                                        ==============================================================







See Selected Notes to Consolidated Financial Statements.

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (Unaudited)






                                                                                            Additional
                                                                               Unrealized    Minimum
                                                                                  Gain       Liability       Note
                                                                               (Loss) on    In Excess      Payable
                                                                               Available     of Prior      Offset
                                                                                for Sale     Service      Associated
                        # of          Common                     Undivided     Securities,   Cost, Net       With
                       Shares         Stock        Surplus        Profits      Net of Tax     of Tax         ESOP         Total
                   ---------------------------------------------------------------------------------------------------------------
Balance,
 January 1,
 1996, as
 previously
 reported              738,168    $   738,168    $48,926,262    $5,075,542     $ 336,945    $(294,512)    $(200,000)   $54,582,405

Two-for-one
 stock split
 in 1997               738,168        738,168       (738,168)
                   ---------------------------------------------------------------------------------------------------------------
Balance, January
 1, 1996, as
 restated            1,476,336      1,476,336     48,188,094     5,075,542       336,945     (294,512)     (200,000)    54,582,405

Net income                                                       4,432,870                                               4,432,870

Cash
 dividends,
 ($.5375
 per share)                                                       (793,530)                                               (793,530)

Net change in
 unrealized gain
 (loss) on
 available for
 sale securities,
 net of tax                                                                   (1,164,742)                               (1,164,742)

Additional
 minimum
 liability in
 excess of prior
 service cost,
 net of tax                                                                                    294,512                     294,512

Reduction to
 note payable
 offset
 associated with
 esop                                                                                                        200,000       200,000
                   ---------------------------------------------------------------------------------------------------------------
Balance,
 September
 30, 1996            1,476,336    $ 1,476,336    $48,188,094    $8,714,882     $(827,797)   $       -0-    $      -0-  $57,551,515
                   ===============================================================================================================

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)
                                  (Unaudited)

                                                                                  Additional
                                                                      Unrealized     Minimum
                                                                      Gain (Loss)  Liability        Note
                                                                              on   In Excess     Payable
                                                                       Available    of Prior      Offset
                                                                        for Sale     Service  Associated
                         # of       Common                Undivided   Securities,  Cost, Net        With
                       Shares        Stock      Surplus     Profits   Net of Tax      of Tax        ESOP        Total
                   --------------------------------------------------------------------------------------------------
Balance, January
1, 1997, as
previously
reported               738,168  $  738,168  $53,926,262  $5,428,068     $261,706       $ -0-       $ -0-  $60,354,204


Two-for-one
stock split
in 1997                738,168     738,168     (738,168)
                   --------------------------------------------------------------------------------------------------
Balance,January
1,1997, as
restated             1,476,336   1,476,336   53,188,094   5,428,068      261,706         -0-         -0-   60,354,204

Net income                                                4,740,813                                         4,740,813

Cash dividends,
($ .59 per
share)                                                     (871,038)                                         (871,038)

Net change in
unrealized gain
(loss) on
available for
sale securities,
net of tax                                                              (100,551)                            (100,551)
                   --------------------------------------------------------------------------------------------------
Balance,
September
30, 1997             1,476,336  $1,476,336  $53,188,094  $9,297,843     $161,155       $ -0-       $ -0-  $64,123,428
                   ==================================================================================================






See Selected Notes to Consolidated Financial Statements.

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


For The Nine Months Ended September 30,                    1997             1996
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                        $  4,740,813    $   4,432,870

 Adjustments to reconcile net income to net cash provided by operating activities:

   Proceeds from sales of other real estate               2,000           52,700

   Gain on sales of other real estate                    (1,999)         (10,850)

   Depreciation and amortization                      1,000,565        1,093,374

   Provision for losses on other real estate             55,498          134,234

   Changes in assets and liabilities:

     Accrued interest receivable                        705,239         (296,923)

     Other assets                                        14,120          173,229

     Accrued interest payable                          (286,205)        (427,643)

     Other liabilities                                  806,576          560,026
                                                    ------------------------------
 NET CASH PROVIDED BY OPERATING ACTIVITIES            7,036,607        5,711,017
                                                    ------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from maturities of held to maturity       57,975,000      135,142,482
   securities

  Investment in held to maturity securities         (25,598,894)    (111,793,981)

  Proceeds from maturities of available for sale      2,000,000       15,435,000
   securities

  Investment in available for sale securities           (14,891)     (52,362,289)

  Loans repaid (made)                               (11,234,898)       8,036,732

  Acquisition of premises and equipment              (1,450,748)        (410,038)

  Federal funds sold                                (28,550,000)     (13,500,000)

  Other assets                                         (138,917)        (117,496)
                                                    ------------------------------
NET CASH USED IN INVESTING ACTIVITIES             $  (7,013,348)   $ (19,569,590)
                                                    ------------------------------


                PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 (Unaudited)

For The Nine Months Ended September 30,                         1997            1996
------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Demand and savings deposits, net increase             $ 32,387,537    $ 17,641,608

  Time deposits, net increase (decrease)                 (15,363,160)      7,876,242

  Principal payments on notes                                 (8,577)         (8,129)

  Cash dividends                                            (871,038)       (793,530)

  Federal funds purchased                                (16,500,000)    (12,150,000)

  Pension plan additional minimum liability                                  294,512
                                                        ----------------------------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       (355,238)     12,860,703
                                                        ----------------------------
NET DECREASE  IN CASH AND CASH EQUIVALENTS                  (331,979)       (997,870)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            26,873,638      24,220,348
                                                        ----------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                $ 26,541,659    $ 23,222,478
                                                        ============================



See Selected Notes to Consolidated Financial Statements.

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
              SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Nine Months Ended September 30, 1997 and 1996

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

2. The results of operations for the nine months ended September 30, 1997, are not necessarily indicative of the results to be expected for the full year.

3. Per share data is based on the weighted average shares of common stock outstanding of 1,476,336 for the nine months ended September 30, 1997 and 1996.

4. At September 30, 1997 and 1996, the total recorded investment in impaired loans amounted to $772,000 and $998,000. The amount of that recorded investment in impaired loans for which there was no related allowance for loan losses was $722,000 and $998,000 at September 30, 1997 and 1996, respectively.

At September 30, 1997, the average recorded investment in impaired loans was $795,000. During the first nine months of 1997, the Company recognized $33,000 in interest income on impaired loans. During the first nine months of 1997, the Company received $36,000 in interest payments on impaired loans.

5. Transactions in the allowance for loan losses were as follows:

                   Balance, January 1, 1997         $               4,522,704
                   Recoveries                                         180,017
                   Loans charged off                                 (433,658)
                                                    --------------------------
                   Balance, September 30, 1997      $               4,269,063
                                                    ==========================

6. At September 30, 1997 and 1996, renegotiated and restructured loans amounted to $2,195,000 and $2,334,000. The Company recognized $137,000 and $122,000 in interest income on these loans during the nine months ended September 30, 1997 and 1996, respectively. The amount of interest that would have been recognized during these periods under the original terms of the loan agreements was $152,000 and $151,000.

7. The Company has defined cash and cash equivalents to include cash and due from banks. The Company paid $9,976,000 and $11,378,000 for the nine months ended September 30, 1997 and 1996, respectively, for interest on deposits and borrowings. Income tax payments totaled $2,500,000 and $2,055,000 for the nine months ended September 30, 1997 and 1996, respectively. Loans transferred to other real estate amounted to $204,000 for the nine months ended September 30, 1997. No loans were transferred to other real estate in 1996. After receiving regulatory approval, the Company transferred property with a book value of $130,650 from other real estate into bank premises during 1996.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following presents Management's discussion and analysis of the consolidated financial condition and results of operations of Peoples Financial Corporation and Subsidiaries (the Company) for the nine months ended September 30, 1997 and 1996. These comments highlight the significant events and should be considered in combination with the Consolidated Financial Statements included in this report on Form 10-Q.


OVERVIEW

The following schedule compares financial highlights for the nine months ended September 30, 1997 and 1996:

For the nine months ended September 30,                  1997              1996
-------------------------------------------------------------------------------
Net income per share                           $         3.21  $           3.00

Book value per share                           $        43.43  $          38.98

Return on average total assets                          1.39%             1.29%

Return on average shareholders' equity                 10.16%            10.54%

Allowance for loan losses as a % of
   loans, net of unearned discount                      1.78%             2.16%

FINANCIAL CONDITION

HELD TO MATURITY SECURITIES

Held to maturity securities decreased $46 million at September 31, 1997, as compared with September 31, 1996, as a result of the management of the Company's liquidity position. Specifically, the Company anticipated the reallocation of approximately $35 million in deposits in March by one of its customers. This event was considered in executing investment decisions during 1997. There were no realized gains or losses on these investments during the nine months ended September 30, 1997 and 1996. Gross unrealized gains for held to maturity securities were $996,000 and $923,000 and gross unrealized losses for held to maturity securities were $92,000 and $705,000 for the nine months ended September 30, 1997 and 1996, respectively. The following schedule reflects the mix of the held to maturity investment portfolio at September 30, 1997 and 1996:


September 30,                                   1997                                1996
-----------------------------------------------------------------------------------------------------------------
                                               Amount                      %       Amount                       %
                                         ------------------------------------------------------------------------
U. S. Treasury securities                $ 75,722,218                 79.30%  $     123,330,702            87.00%

U. S. Government agencies                  14,045,907                 14.70%         13,523,513             9.50%

States and political
 subdivisions                               5,726,052                  6.00%          4,939,367             3.50%
                                          -----------             ---------   -----------------      -----------
Totals                                   $ 95,494,177                100.00%  $     141,793,582           100.00%
                                          ===========             =========   =================      ===========

AVAILABLE FOR SALE SECURITIES

Available for sale securities decreased $5 million at September 30, 1997, as compared with September 30, 1996 as a result of maturities of these securities. Gross unrealized gains were $476,000 and $540,000 at September 30, 1997 and 1996, respectively, and gross unrealized losses were $320,000 and $1,793,000 at September 30, 1997 and 1996, respectively. A gross realized gain of $640,000 was recorded for the nine months ended September 30, 1997, as a result of the sale of shares of common stock of Hibernia Corporation held in the available for sale portfolio. The following schedule reflects the mix of available for sale securities at September 30, 1997 and 1996:

September 30,                                           1997                                 1996
-----------------------------------------------------------------------------------------------------------------
                                                Amount                     %          Amount                    %
                                         ------------------------------------------------------------------------
U. S. Treasuries                         $       5,963,750            11.70%  $       6,848,360            12.20%

U. S. Government agencies                       44,354,925            87.00%         48,408,102            86.50%

Other securities                                   641,333             1.30%            736,962             1.30%
                                         ------------------ ----------------- ------------------ ----------------
Totals                                   $      50,960,008           100.00%  $      55,993,424           100.00%
                                         ========================================================================

FEDERAL FUNDS SOLD

Federal funds sold were $28,550,000 at September 30, 1997, as compared with $13,500,000 at September 30, 1996. This fluctuation is directly related to the liquidity needs of the bank subsidiary.

BANK PREMISES AND EQUIPMENT

Bank premises and equipment increased $836,000 at September 30, 1997, as compared with September 30, 1996, primarily as a result of the acquisition of hardware and software relating to the upcoming data processing conversion.

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

SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY

Strength, security and stability have been the hallmark of the Company since its founding in 1985 and of its bank subsidiary since its founding in 1896. A strong capital foundation is fundamental to the continuing prosperity of the Company and the security of its customers and shareholders. One measure of capital adequacy is the primary capital ratio which was 15.03% at September 30, 1997, as compared with 13.56% at September 30, 1996. These ratios are well above the regulatory minimum of 6.00%. Management continues to emphasize the importance of maintaining the appropriate capital levels of the Company.


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

The following schedule summarizes net interest earnings and net yield on interest earning assets:


         Net Interest Earnings and Net Yield on Interest Earning Assets

Nine Months Ended September 30, (In
thousands, except percentages)                           1997            1996
-----------------------------------------------------------------------------
Total interest income (1)                     $        24,282  $       25,226

Total interest expense                                  9,689          10,950
                                              -------------------------------
  Net interest earnings                       $        14,593  $       14,276
                                              ===============================
Net yield on interest earning assets                    4.87%           4.31%
                                              ===============================

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 1997 and 1996.


The schedule on page 15 provides an analysis of the change in total interest income and total interest expense for the nine months ended September 30, 1997 and 1996. This schedule indicates that the major cause of the changes in interest income, interest expense and net interest income is the decrease in volume. Average interest earning assets decreased $43 million for the nine months ended September 30, 1997, as compared with the nine months ended September 30, 1996. Average interest bearing liabilities decreased $46 million for the nine months ended September 30, 1997, as compared with the nine months ended September 30, 1996.

          Analysis of Changes in Interest Income and Interest Expense
                                 (In Thousands)


                                                                              Attributable To:
                                                                  -----------------------------------------
                             For the       For the
                                Nine          Nine
                              Months        Months
                               Ended         Ended
                           September     September      Increase                                      Rate/
                            30, 1997      30, 1996    (Decrease)       Volume           Rate         Volume
                        -----------------------------------------------------------------------------------
INTEREST
 INCOME: (1)

 Loans (2)              $     16,082   $    15,232   $       850   $      420   $        418   $         12

 Federal funds
  sold                           417           528          (111)        (101)           (13)             3

 Held to maturity:
  Taxable
   securities                  4,518         6,515        (1,997)      (2,123)           186            (60)

  Non-taxable                    479           446            33          134            (77)           (24)
   securities

 Available for
  sale:

   Taxable
    securities                 2,507         2,466            41            2             38              1

   Other securities              279            39           240            1            232              7
                        ------------------------------------------------------------------------------------
Total                   $     24,282   $    25,226    $     (944)  $   (1,667)  $        784   $        (61)
                        ====================================================================================

INTEREST
 EXPENSE:

  Savings and
   negotiable
   interest
   bearing
   deposits              $     3,838    $    4,612    $     (774)   $    (710)   $       (75)   $        11

  Time deposits                5,774         6,248          (474)        (647)           193            (20)

  Federal funds
   purchased                      68            81           (13)         (15)             3             (1)

  Mortgage
   indebtedness                    9             9             0           (1)             1              0
                         -----------------------------------------------------------------------------------
Total                    $     9,689    $   10,950    $   (1,261)   $  (1,373)   $       122    $       (10)
                         ===================================================================================

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

GAIN ON SECURITIES

During 1997, the Company sold the shares of common stock of Hibernia Corporation it had carried in its available for sale portfolio at a realized gain of $640,000.

LIQUIDITY

Liquidity represents the Company's ability to adequately provide funds to satisfy demands from depositors, borrowers and other commitments by either converting assets to cash or accessing new or existing sources of funds. Management monitors these funds requirements in such a manner as to satisfy these demands and provide the maximum earnings on its earning assets. Deposits, payments of principal and interest on loans, proceeds from maturities of held to maturity securities and earnings on held to maturity securities are the principal sources of funds for the Company. At September 30, 1997, cash and due from banks, investment securities and federal funds sold were 52% of total deposits, as compared with 58% at September 30, 1996.

                                    PART II
                               OTHER INFORMATION

Item 1 - Legal Proceedings

The Company had previously disclosed in Note J of its 1996 Annual Report that a class action suit was filed against the Company's bank subsidiary related to the placement of collateral protection insurance. The attempt to certify a class action was unsuccessful. In October of 1997, the case was settled with the bank subsidiary making an immaterial cash payment to the plaintiff.

Item 5 - Other Information

During October 1997, the Company completed a review of the accessibility and convenience to its customers of its branch locations. As a result, the Company has commenced a series of transactions whereby the Company's Highway 90 branch located at 3300 W. Beach Blvd. in Gulfport, MS, will be sold, with the proceeds being reinvested into other parcels of real estate which will be needed as future branch locations and an expanded operations center. The Company expects the series of transactions to be completed by July 31, 1998. The initial sale of the Highway 90 branch will result in the Company's bank subsidiary realizing a net gain of approximately $3.3 million. The Company has structured the transaction so as to qualify, at least in part, for the tax benefits of a like-kind exchange pursuant to Section 1031 of the Internal Revenue Code of 1986.

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

                         PEOPLES FINANCIAL CORPORATION
                                  (Registrant)

                        Date: October 30, 1997
                              ----------------------------

                         By: /s/ Chevis C. Swetman
                              ----------------------------
                                 Chevis C. Swetman
                   Chairman, President and Chief Executive Officer


                        Date: October 30, 1997
                              ----------------------------


                         By: /s/ Lauri A. Wood
                              ----------------------------
                                 Lauri A. Wood
                     Chief Financial Officer and Controller
                  (principal financial and accounting officer)

                                 EXHIBIT INDEX


Exhibit 27         Financial Data Schedule