Form 10-K405
period 1997-12-31
PEOPLES FINANCIAL CORP
filed 1998-03-30
CIK 770460

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended             December 31, 1997
                          ----------------------------------------

Commission File Number                2-98268
                      ---------------------------------------------

                          PEOPLES FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

          Mississippi                                         64-0709834
-------------------------------                          ---------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification number

         Lameuse and Howard Avenues, Biloxi, Mississippi        39533
--------------------------------------------------------------------------------
         (Address of principal executive offices)             (Zip code)

                                  601-435-5511
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12 (b) of the Act:

                                             Name of Each Exchange on
Title of Each Class                              Which Registered
-------------------                          ------------------------
       None                                            None

Securities registered pursuant to Section 12 (g) of the Act:

                                      NONE
       -----------------------------------------------------------------
                              (Title of each class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES   X        NO
                             ---            ---

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the
Form 10-K.   X
            ---

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1998 was approximately $76,780,000. For purposes of this calculation only, shares held by non-affiliates are deemed to consist of
(a) shares held by all shareholders other than directors and executive officers plus (b) shares held by directors and executive officers as to which beneficial ownership has been disclaimed.

On March 1, 1998 the registrant had outstanding 1,476,336 shares of common stock, par value of $1.00 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Stockholders for the year ended December 31, 1997 are incorporated by reference into Parts I, II and III of this report. Portions of the Registrant's Definitive Proxy Statement issued in connection with the Annual Meeting of Shareholders to be held April 15, 1998, are incorporated by reference into Part III of this report.

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

At December 31, 1997, the Bank employed 203 full-time employees and 34 part-time employees.

COMPETITION

The Bank is in direct competition with approximately eight (8) commercial banks and three (3) non-bank institutions. These banks range in size from approximately $27 million to approximately $4.4 billion. The Bank also competes for deposits and loans with insurance companies, finance companies and automobile finance companies.

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


SUPPLEMENTAL STATISTICAL INFORMATION

Schedules I-A through VII present certain statistical information regarding the Company. This information is not audited and should be read in conjunction with the Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements found at pages 7 - 33 of the 1997 Annual Report to Shareholders.

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

The comments concerning the provision for loan losses and the allowance for loan losses presented in "Management's Discussion and Analysis" at pages 2 - 5 of the 1997 Annual Report to Shareholders are incorporated herein by reference.

RETURN ON EQUITY AND ASSETS

The information under the captions "Five-Year Comparative Summary of Selected Financial Information" on page 1 and "Management's Discussion and Analysis" on pages 2 - 5 of the 1997 Annual Report are incorporated herein by reference.

DIVIDEND PAYOUT

                                                   Years Ended December 31,
                                          -----------------------------------------
                                             1997            1996             1995
                                             ----            ----             ----

Dividend payout ratio                       13.69%          12.98%           11.17%
                                            =====           =====            =====

                                  SCHEDULE I-A
          Distribution of Average Assets, Liabilities and Shareholders'
                      Equity for the Periods Indicated (2)

Years Ended December 31, (In
 thousands)                                                   1997          1996        1995
-----------------------------                                 ----          ----        ----

ASSETS:

  Cash and due from financial institutions                  $ 24,324     $ 24,431     $ 22,580

  Available for sale securities:

    Taxable securities                                        50,522       52,263        3,503

    Other securities                                             730          925          319

  Held to maturity securities:

    Taxable securities                                        98,110      143,270      151,105

    Non-taxable securities                                     5,838        4,717        4,501

  Net loans (1)                                              230,306      219,652      220,095

  Federal funds sold and securities purchased under
    agreements to resell                                       9,216       11,032       11,387

  Other assets                                                16,802       11,991       16,554
                                                            --------     --------     --------
TOTAL ASSETS                                                $435,848     $468,281     $430,044
                                                            ========     ========     ========

LIABILITIES AND SHAREHOLDERS'
EQUITY:

  Non-interest bearing deposits                             $ 67,835     $ 66,215     $ 72,036

  Interest bearing deposits                                  299,625      339,438      301,541
                                                            --------     --------     --------

  Total deposits                                             367,460      405,653      373,577

  Federal funds purchased and securities sold under
    agreements to repurchase                                   1,624        1,941        1,414

  Other liabilities                                            3,931        3,585        3,394
                                                            --------     --------     --------
  Total liabilities                                          373,015      411,179      378,385

  Shareholders' equity                                        62,833       57,102       51,659
                                                            --------     --------     --------

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                                       $435,848     $468,281     $430,044
                                                            ========     ========     ========

(1) Gross loans and discounts, net of unearned income and allowance for loan losses.

(2) All averages are computed on a daily basis with the exception of deposits, which were computed on a monthly basis. Daily averages were not available for deposits.

                                  SCHEDULE I-B
   Average Amount Outstanding for Major Categories of Interest Earning Assets and Interest Bearing Liabilities for the Periods Indicated


Years Ended December 31, (In thousands)               1997           1996            1995
---------------------------------------               ----           ----            ----

INTEREST EARNING ASSETS:

  Loans (1) (2)                                   $  234,744     $  224,231     $  224,819

  Federal funds sold and securities
    purchased under agreements to resell               9,216         11,032         11,387

  Available for sale securities:

    Taxable securities                                50,522         52,263          3,503

    Other securities                                     730            945            319

  Held to maturity securities:

    Taxable securities                                98,110        143,270        151,105

    Non-taxable securities                             5,838          4,717          4,501
                                                  ----------     ----------     ----------
TOTAL INTEREST EARNING ASSETS                     $  399,160     $  436,458     $  395,634
                                                  ==========     ==========     ==========

INTEREST BEARING LIABILITIES:

  Savings and negotiable interest                 $  161,635     $  185,537     $  189,454
    bearing deposits

  Time deposits                                      137,990        153,901        112,087

  Federal funds purchased and securities sold
    under agreements to repurchase                     1,624          1,941          1,414

  Other borrowed funds                                   220            232            243
                                                  ----------     ----------     ----------
TOTAL INTEREST BEARING LIABILITIES                $  301,469     $  341,611     $  303,198
                                                  ==========     ==========     ==========

(1) Net of unearned income.

(2) Includes nonaccrual loans.

(3) All averages are computed on a daily basis with the exception of deposits, which were computed on a monthly basis. Daily averages were not available for deposits.

                                  SCHEDULE I-C
   Interest Earned or Paid on the Major Categories of Interest Earning Assets and Interest Bearing Liabilities for the Periods Indicated

Years Ended December 31, (In
 thousands)                                         1997         1996         1995
----------------------------                        ----         ----         ----

INTEREST EARNED ON:

  Loans (2)                                       $ 21,777     $ 20,414     $ 21,364

  Federal funds sold and securities                    500          582          667
    purchased under agreements to
    resell

  Available for sale securities:

    Taxable securities                               3,270        3,343          198

    Other securities                                   297           45           17

  Held to maturity securities:

    Taxable securities                               5,976        8,460        8,840

    Non-taxable securities                             628          612          603
                                                  --------     --------     --------
TOTAL INTEREST EARNED (1)                         $ 32,448     $ 33,456     $ 31,689
                                                  ========     ========     ========

INTEREST PAID ON:

  Savings and negotiable interest
    bearing deposits                              $  5,091     $  5,951     $  5,879

  Time deposits                                      7,757        8,332        6,403

  Federal funds purchased and securities
    sold under agreements to repurchase                 97          110           77

  Other borrowed funds                                  12           13           13
                                                  --------     --------     --------
TOTAL INTEREST PAID                               $ 12,957     $ 14,406     $ 12,372
                                                  ========     ========     ========

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 1997, 1996 and 1995.

(2) Loan fees of $395, $334 and $444 for 1997, 1996 and 1995, respectively, are included in these figures.

                                  SCHEDULE I-D
          Average Interest Rate Earned or Paid for Major Categories of Interest Earning Assets and Interest Bearing Liabilities
                           for the Periods Indicated

Years Ended December 31, (In thousands)           1997       1996       1995
---------------------------------------           ----       ----       ----

AVERAGE RATE EARNED ON:

  Loans                                          9.28%      9.10%      9.50%

  Federal funds sold and securities
    purchased under agreements to resell         5.43       5.28       5.85

  Available for sale securities:

    Taxable securities                           6.47       6.39       5.65

    Other securities (3)                        40.7        4.76       5.33

  Held to maturity securities:

    Taxable securities                           6.07       5.90       5.85

    Non-taxable securities (2)                  10.76      12.97      13.40
                                                -----      -----      -----

TOTAL (weighted average rate) (1)                8.13%      7.67%      8.01%
                                                =====      =====      =====


AVERAGE RATE PAID ON:

  Savings and negotiable interest                3.15%      3.21%      3.10%
    bearing deposits

  Time deposits                                  5.62       5.41       5.71

  Federal funds purchased and securities
    sold under agreements to repurchase          5.97       5.67       5.45

  Other borrowed funds                           5.43       5.60       5.35
                                                -----      -----      -----

TOTAL (weighted average rate)                    4.30%      4.22%      4.08%
                                                =====      =====      =====

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 1997, 1996 and 1995.

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

(3) In 1997, a dividend of $270 was received on stock held as available for sale at a market value of $640.

                                  SCHEDULE I-E
         Net Interest Earnings and Net Yield on Interest Earning Assets


Years Ended December 31,
  (In thousands except percentages)       1997         1996         1995
-----------------------------------       ----         ----         ----

Total interest income (1)                $32,448      $33,456      $31,689
Total interest expense                    12,957       14,406       12,372
                                         -------      -------      -------
  Net interest earnings                  $19,491      $19,050      $19,317
                                         =======      =======      =======

Net yield on interest earning assets        4.88%        4.36%        4.88%
                                         =======      =======      =======

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 1997, 1996 and 1995.

                                  SCHEDULE I-F
           Analysis of Changes In Interest Income and Interest Expense
                                 (In thousands)

                                                                                         Attributable to:
                                                                                 ----------------------------------
                                                                  Increase                                   Rate /
                                          1997         1996      (Decrease)      Volume        Rate          Volume
                                          ----         ----      ----------      ------        ----          ------

INTEREST INCOME:(1)

  Loans (2) (3)                         $ 21,777     $ 20,414     $  1,363      $    957      $    388      $     18

  Federal funds sold and
    securities purchased under
    agreements to resell                     500          582          (82)          (96)           16            (2)

  Available for sale
    securities:

    Taxable securities                     3,270        3,343          (73)         (111)           40            (2)

    Other securities                         297           45          252           (10)          339           (77)

  Held to maturity securities:

    Taxable securities                     5,976        8,460       (2,484)       (2,667)          267           (84)

    Non-taxable securities                   628          612           16           145          (105)          (24)
                                        --------     --------     --------      --------      --------      --------
  Total                                 $ 32,448     $ 33,456     $ (1,008)     $ (1,782)     $    945      $   (171)
                                        ========     ========     ========      ========      ========      ========

INTEREST EXPENSE:

  Savings and negotiable
    interest bearing deposits           $  5,091     $  5,951     $   (860)     $   (770)     $   (104)     $     14

  Time deposits                            7,757        8,332         (575)         (861)          319           (33)

  Federal funds purchased
    and securities sold under
    agreements to repurchase                  97          110          (13)          (18)            6            (1)

  Other borrowed funds                        12           13           (1)           (1)           (1)            1
                                        --------     --------     --------      --------      --------      --------
  Total                                 $ 12,957     $ 14,406     $ (1,449)     $ (1,650)     $    220      $    (19)
                                        ========     ========     ========      ========      ========      ========


(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 1997 and 1996.

(2) Loan fees are included in these figures.

(3) Includes interest on nonaccrual loans.

           Analysis of Changes in Interest Income and Interest Expense
                                 (In thousands)

                                                                                           Attributable to:
                                                                                --------------------------------------
                                                                   Increase                                   Rate /
                                           1996         1995      (Decrease)      Volume        Rate         Volume
                                           ----         ----      ----------      ------        ----         ------

INTEREST INCOME:(1)

  Loans (2) (3)                         $ 20,414     $ 21,364     $   (950)     $    (56)     $   (896)     $      2

  Federal funds sold and
    securities purchased under
    agreements to resell                     582          667          (85)          (21)          (66)            2

  Available for sale
    securities:

    Taxable securities                     3,343          198        3,145         2,756            26           363

    Other securities                          45           17           28            33            (2)           (3)

  Held to maturity securities:
    Taxable securities                     8,460        8,840         (380)         (458)           83            (5)
    Non-taxable securities                   612          603            9            29           (19)           (1)
                                        --------     --------     --------      --------      --------      --------
  Total                                 $ 33,456     $ 31,689     $  1,767      $  2,283      $   (874)     $    358
                                        ========     ========     ========      ========      ========      ========
INTEREST EXPENSE:

  Savings and negotiable
    interest bearing deposits           $  5,951     $  5,879     $     72      $   (118)     $    194      $     (4)

  Time deposits                            8,332        6,403        1,929         2,389          (335)         (125)

  Federal funds purchased
    and securities sold under
    agreements to repurchase                 110           77           33            29             3             1

  Other borrowed funds                        13           13          -0-            (1)            1           -0-
                                        --------     --------     --------      --------      --------      --------
  Total                                 $ 14,406     $ 12,372     $  2,034      $  2,299      $   (137)     $   (128)
                                        ========     ========     ========      ========      ========      ========


(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 1996 and 1995.

(2) Loan fees are included in these figures.

(3) Includes interest on nonaccrual loans.

                                  SCHEDULE II-A
                              Securities Portfolio
            Book Value of Securities Portfolio at the Dates Indicated


December 31, (In thousands):                         1997          1996          1995
----------------------------                         ----          ----          ----

Available for sale securities:

  U. S. Government, agency and corporate          $  46,442     $  51,921     $  20,145
    obligations

  States and political subdivisions                     595

  Other securities                                      641         1,238           685
                                                  ---------     ---------     ---------

Total                                             $  47,678     $  53,159     $  20,830
                                                  =========     =========     =========



Held to maturity securities:

  U. S. Government, agency and corporate          $  97,161     $ 122,090     $ 160,656
   obligations

  States and political subdivisions                   5,674         5,780         4,486
                                                  ---------     ---------     ---------

Total                                             $ 102,835     $ 127,870     $ 165,142
                                                  =========     =========     =========

                                  SCHEDULE II-B
              Maturity of Securities Portfolio at December 31, 1997
                 And Weighted Average Yields of Such Securities


                                                                Maturity
                                                 (In thousands except percentage data)
                   -------------------------------------------------------------------------------------------------
                                                  After one but           After five but
                           Within one year      within five years        within ten years        After ten years
                           ---------------      -----------------        ----------------        ---------------
                          Amount    Yield        Amount    Yield         Amount    Yield         Amount   Yield
                          ------    -----        ------    -----         ------    -----         ------   -----

Available for
  sale
  securities:

U. S.
  Government,
  agency and
  corporate
  obligations            $  2,988   5.86%       $ 18,888   5.93%        $ 20,586   6.65%        $ 3,980   7.13%

States and
  political
  subdivisions                                                                                      595   4.98%

Other                                                                                               641  40.70%
                         --------   ----        --------   ----         --------   ----         -------  -----
Totals                   $  2,988   5.86%       $ 18,888   5.93%        $ 20,586   6.65%        $ 5,216  23.20%
                         ========   ====        ========   ====         ========   ====         =======  =====


Held to
  maturity
  securities:

U. S.
  Government,
  agency and
  corporate
  obligations            $ 53,243   7.13%       $ 40,900   6.48%        $ 3,018    6.28%

States and
  political
  subdivisions                290   5.15%          2,343   9.88%          1,892    5.63%          1,149   5.64%
                         --------   ----        --------   ----         --------   ----         -------  -----
Totals                   $ 53,533   7.12%       $ 43,243   6.50%        $ 4,910    6.05%        $ 1,149   5.64%
                         ========   ====        ========   ====         =======    ====         =======   ====



Note: The weighted average yields are calculated on the basis of cost. Average yields on investments in states and political subdivisions are based on their contractual yield.

                                 SCHEDULE III-A
                                 Loan Portfolio
                          Loans by Type Outstanding (1)


December 31, (In thousands):           1997          1996          1995          1994          1993
----------------------------           ----          ----          ----          ----          ----

Real estate, construction          $  14,819     $  14,704     $  16,473     $  14,056     $   5,333

Real estate, mortgage                154,653       137,766       138,254       131,584       118,838

Loans to finance agricultural
  production and other loans
  to farmers                          12,501        10,483         9,962        11,259         6,528

Commercial and industrial
  loans                               50,224        48,057        39,228        42,505        30,675

Loans to individuals for
  household, family and
  other consumer expenditures         13,125        11,179        11,903        13,114        12,533

Obligations of states and
 political subdivisions                5,257         4,496         5,469         6,752         7,636

All other loans                        1,219         1,824         2,780         3,572         3,599
                                   ---------     ---------     ---------     ---------     ---------

Totals                             $ 251,798     $ 228,509     $ 224,069     $ 222,842     $ 185,142
                                   =========     =========     =========     =========     =========



(1) No foreign debt outstanding.

                                 SCHEDULE III-B
                    Maturities and Sensitivity to Changes in
          Interest Rates of the Loan Portfolio as of December 31, 1997


                                                     Maturity (In thousands)
                                    --------------------------------------------------------
                                                     Over one
                                     One year or   year through
                                         less         5 years    Over 5 years       Total
                                     -----------   ------------  ------------       -----

Loans:

  Real estate, construction          $   10,098     $    3,742     $      979     $   14,819

  Real estate, mortgage                  41,084        100,687         12,882        154,653

  Loans to finance
    agricultural production
    and other loans to
    farmers                               9,018          3,483                        12,501

  Commercial and
    industrial loans                     23,868         24,471          1,885         50,224

  Loans to individuals for
    household, family and
    other consumer
    expenditures                          5,630          7,472             23         13,125

  Obligations of states and
    political subdivisions                2,677            201          2,379          5,257

  All other loans                           479            680             60          1,219
                                     ----------     ----------     ----------     ----------

  Totals                             $   92,854     $  140,736     $   18,208     $  251,798
                                     ==========     ==========     ==========     ==========


Loans with pre-
  determined interest rates          $   41,052     $   81,206     $    4,883     $  127,141

Loans with floating
  interest rates                         51,802         59,530         13,325        124,657
                                     ----------     ----------     ----------     ----------

Totals                               $   92,854     $  140,736     $   18,208     $  251,798
                                     ==========     ==========     ==========     ==========

                                 SCHEDULE III-C
                              Non-Performing Loans



December 31, (In thousands):                1997        1996        1995         1994          1993
----------------------------                ----        ----        ----         ----          ----

Loans accounted for on a
  non-accrual basis (1)                 $  1,167     $    546     $    610     $    138     $  1,628

Loans which are contractually
  past due 90 or more days as
  to interest or principal
  payment, but are not
  included above                           2,882        3,026          146          474          536

Loans the term of which have
  been renegotiated to provide
  a reduction or deferral of
  interest or principal because
  of a deterioration in the
  financial position of the
  borrower, but are not
  included above (2)                       2,176        2,304        2,328        2,502        2,703


(1) The Bank places loans on a nonaccrual status when, in the opinion of Management, they possess sufficient uncertainty as to timely collection of interest or principal so as to preclude the recognition in reported earnings of some or all of the contractual interest. The amount of interest that would have been earned on these loans had they been on accrual during 1997 was approximately $104. The Bank did receive $47 in interest payments during 1997 so that the net effect of recording income on nonaccrual loans on the cash basis was to reduce interest income by approximately $57 in 1997.

(2) Foregone interest on loans whose interest rates were renegotiated was $19 in 1997. These loans were renegotiated for a second time in March of 1996 at a current market rate.

                                  SCHEDULE IV-A
                          Summary of Loan Loss Expenses
                      (In thousands except percentage data)

                                           1997             1996             1995            1994             1993
                                           ----             ----             ----            ----             ----

Average amount of loans
  outstanding (1)                      $ 234,744        $ 224,231        $ 224,819       $ 198,044        $ 185,911
                                       =========        =========        =========       =========        =========

Balance of allowance for
  loan losses at the
  beginning of period                  $   4,523        $   4,353        $   4,901       $   5,100        $   4,206


Loans charged-off:

  Commercial, financial and
     agricultural                            379               77              601              79              384

  Consumer and other                          56               62              101              58              143
                                       ---------        ---------        ---------       ---------        ---------

  Total loans charged-off                    435              139              702             137              527

Recoveries of loans
  previously charged-off:

  Commercial, financial and
     agricultural                            294              403               63             142            1,045

  Consumer and other                          53               56               91              96              101
                                       ---------        ---------        ---------       ---------        ---------

  Total recoveries                           347              459              154             238            1,146
                                       ---------        ---------        ---------       ---------        ---------

Net loans (recovered)  charged-               88             (320)             548            (101)            (619)
  off

Provision for (reduction of) loan
  losses charged to operating
  expense                                                    (150)                            (300)             275
                                       ---------        ---------        ---------       ---------        ---------

Balance of allowance for
  loan losses at end
  of period                            $   4,435        $   4,523        $   4,353       $   4,901        $   5,100
                                       =========        =========        =========       =========        =========

Ratio of net charge-offs
  during period to average
   loans outstanding                        0.04%           (0.14)%           0.24%          (0.05)%          (0.33)%
                                       =========        =========        =========       =========        =========



(1) Net of unearned income.

                                  SCHEDULE IV-B
                   Allocation of the Allowance for Loan Losses

                                     1997                 1996                1995                1994                  1993
                                -----------------    -----------------   ---------------     ------------------    -----------------
                                                                                  % of
                                          % of                 % of               Loans                 % of                  % of
                                          Loans                Loans               to                  Loans                 Loans
Balance at December 31,                  to Total            to Total             Total               to Total              to Total
 (In thousands)                 Amount    Loans      Amount   Loans      Amount   Loans      Amount    Loans       Amount    Loans
---------------------           ------   --------    ------  --------    ------   -----      ------   --------     ------   --------

Real estate,
  construction                 $  296        6      $  294       6      $  329        7      $  281        6      $  107        3

Real estate,
  mortgage                      2,706       61       2,755      60       2,765       62       2,561       59       3,565       64

Loans to finance
  agricultural
  production and
  other loans to
  farmers                         250        5         210       5         199        4         225        5         131        3

Commercial and
  industrial loans                878       20         961      21         785       18       1,250       19         614       17

Loans to individuals
  for household,
  family and other
  consumer
  expenditures                    262        5         223       5         238        5         262        6         251        7

Obligations of states
  and political
  subdivisions                    -0-        2         -0-       2         -0-        3         -0-        3         -0-        4

All other loans                    24        1          36       1          18        1          71        2          80        2

Unallocated                        19      N/A          44     N/A          19      N/A         251      N/A         352      N/A
                               ------      ---      ------     ---      ------      ---      ------      ---      ------      ---

Totals                         $4,435      100      $4,523     100      $4,353      100      $4,901      100      $5,100      100
                               ======      ===      ======     ===      ======      ===      ======      ===      ======      ===

                                   SCHEDULE V
                  Summary of Average Deposits and Their Yields


                                   1997                    1996                     1995
                           ------------------       -----------------        ----------------
Years Ended December
  31, (In thousands
  except for percentage
  data)                     Amount       Rate        Amount      Rate         Amount     Rate
------------------------    ------       ----        ------      ----         ------     ----

Demand deposits in
  domestic offices         $ 67,835       N/A       $ 66,215      N/A        $ 72,036     N/A

Negotiable interest
 bearing deposits
  in domestic offices       126,108      3.43%       149,314     3.44%        152,639    3.30%

Savings deposits in
  domestic offices           35,527      2.18%        36,223     2.25%         36,815    2.33%

Time deposits in
 domestic
  offices                   137,990      5.62%       153,901     5.41%        112,087    5.71%
                           --------      ----       --------     ----        --------    ----

Total deposits             $367,460      3.50%      $405,653     3.52%       $373,577    3.29%
                           ========      ====       ========     ====        ========    ====



Certificates of deposit outstanding in amounts $100,000 or more (in thousands) by the amount of time remaining until maturity as of December 31, 1997, are as follows:



             Remaining maturity:

             3 months or less                   $ 58,338

             Over 3 through 6 months

             Over 6 months through 12 months      24,369

             Over 12 months                          993
                                                --------

             Total                              $ 83,700
                                                ========

                                   SCHEDULE VI
                              Short Term Borrowings
                      (In thousands except percentage data)

                                                 1997         1996           1995
                                                 ----         ----           ----

Amount outstanding at December 31,                         $ 16,500       $ 12,150

Weighted average interest rate at
   December 31,                                   N/A          6.00%          5.00%

Maximum outstanding at any month-end
   during year                                $ 9,325      $ 16,500       $ 12,150

Average amount outstanding during year        $ 1,624      $  1,941       $  1,414

Weighted average interest rate                   5.97%         5.67%          5.45%



Note: Short term borrowings include federal funds purchased from other banks and securities sold under agreements to repurchase.

                                  SCHEDULE VII
                        Interest Sensitivity/Gap Analysis

December 31, 1997 (In          0 - 3             4 - 12             1 - 5             Over 5
 thousands)                    Months            Months             Years              Years             Total
---------------------          ------            ------             -----              -----             -----

ASSETS:

  Loans(1)                     $  146,651        $   18,724        $   80,375       $    4,881       $  250,631

  Available for sale
   securities                                         2,988            18,888           25,802           47,678

  Held to maturity
   securities                      20,973            32,560            43,243            6,059          102,835
                               ----------        ----------        ----------       ----------       ----------

  Total assets                 $  167,624        $   54,272        $  142,506       $   36,742       $  401,144
                               ==========        ==========        ==========       ==========       ==========



FUNDING SOURCES:

  Interest bearing
    deposits                   $  241,021        $   55,035        $    8,918       $                $  304,974

  Long-term funds                       2                10                56              147              215
                               ----------        ----------        ----------       ----------       ----------

  Total funding sources        $  241,023        $   55,045        $    8,974       $      147       $  305,189
                               ==========        ==========        ==========       ==========       ==========



REPRICING/MATURITY
  GAP:

  Period                       $  (73,399)       $     (773)       $  133,532       $   36,595

  Cumulative                      (73,399)          (74,172)           59,360           95,955

  Period Gap/Total Assets         (18.30%)            (.19%)          33.29%            9.12%

  Cumulative Gap/Total
   Assets                         (18.30%)          (18.49%)          14.80%           23.92%


(1) Amounts stated include fixed and variable rate investments of the balance sheet that are still accruing interest. Variable rate instruments are included in the next period in which they are subject to a change in rate. The principal portions of scheduled payments on fixed rate instruments are included in periods in which they become due or mature.

ITEM 2 - PROPERTIES

The principal properties of the Company are its 13 business locations, including the Main Office, which is located at 152 Lameuse Street in Biloxi, MS. All such properties are owned by the Company. The operations center is subject to a mortgage from the Small Business Administration. The address of the Main Office and branch locations are listed on page 36 of the Annual Report to Shareholders.

ITEM 3 - LEGAL PROCEEDINGS

The information included in Note J to the Consolidated Financial Statements included in the 1997 Annual Report to Shareholders is incorporated herein by reference.

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

None.


                                     PART II

ITEM 5 - MARKET INFORMATION

The information provided on page 6 of the 1997 Annual Report is incorporated herein by reference.

ITEM 6 - SELECTED FINANCIAL DATA

The information under the caption "Five Year Comparative Summary of Selected Financial Information" on page 1 of the 1997 Annual Report is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 2 - 5 of the 1997 Annual Report is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The following consolidated financial statements of the Company and consolidated subsidiaries and the independent auditors' report appearing on pages 7 - 34 of the 1997 Annual Report are incorporated herein by reference:

Consolidated Statements of Condition on pages 7 and 8

Consolidated Statements of Income on page 9

Consolidated Statements of Shareholders' Equity on page 10

Consolidated Statements of Cash Flows on page 12

Notes to Consolidated Financial Statements on pages 13 - 33

Independent Auditors' Report on page 34


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information in Sections II and VIII contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 15, 1998, which was filed by the Company in definitive form with the Commission on March 10, 1998, is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

The information in Section V contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 15, 1998, which was filed by the Company in definitive form with the Commission on March 10, 1998, is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The information in Sections III and IV contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 15, 1998, which was filed by the Company in definitive form with the Commission on March 10, 1998, is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information in Sections V, VI, VII and VIII contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 15, 1998, which was filed by the Company in definitive form with the Commission on March 10, 1998, and is incorporated herein by reference.


                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
8 - K

(a) 1. Index of Financial Statements:

        See Item 8.

(a) 2. Index of Financial Schedules:

        All other schedules have been omitted as not applicable or not required or because the information has been included in the financial statements or applicable notes.

(a) 3. Index of Exhibits:

                                               Incorporated by
                                                Reference to                                                  Exhibit
                                               Registration or         Form of                               Number in
                    Description                  File Number            Report          Date of Report         Report
                    -----------                  -----------            ------          --------------         ------


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

(10.2)        Description of Directors'           33-15595              10-K               12/31/88              10.2
              Deferred Income Plan

(10.3)        Description of Executive            33-15595              10-K               12/31/88              10.3
              Supplemental Plan

(10.4)        Split-Dollar Insurance              33-15595              10-K               12/31/93              10.4
              Agreement

(10.5)        Deferred Compensation  Plan         33-15595              10-K               12/31/93              10.5

(13)          Annual Report to
              Shareholders for year ended
              December 31, 1997 * (c)

(21)          Proxy Statement for Annual
              Meeting of Shareholders to
              be held April 15, 1998

(22)          Subsidiaries of the                 33-15595              10-K               12/31/88              22
              registrant


(23)          Consent of Certified Public
              Accountants *


(27)          Financial Data Schedule *



(b) No report on Form 8-K was filed during the fourth quarter of the year ended December 31, 1997.

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


                                PEOPLES FINANCIAL CORPORATION
                                          (Registrant)

                                Date:       March 24, 1998
                                     -------------------------------------------
                                BY:     /s/ Chevis C. Swetman
                                     -------------------------------------------
                                     Chevis C. Swetman, Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


BY:       /s/ Drew Allen                       BY:     /s/ Chevis C. Swetman
       ---------------------------                   ----------------------------------
Date:      March 25, 1998                      Date:      March 24, 1998
       ---------------------------                   ----------------------------------
              Drew Allen                                  Chevis C. Swetman
               Director                        President, Chief Executive Officer and
                                                               Director



BY:        /s/ William A. Barq                 BY:       /s/ F. Walker Tucei
       ---------------------------                   ----------------------------------
Date:       March 25, 1998                     Date:       March 25, 1998
       ---------------------------                   ----------------------------------
            William A. Barq                                   F. Walker Tucei
               Director                                         Director



BY:         /s/ Andy Carpenter                 BY:        /s/ Lauri A. Wood
       ---------------------------                   ----------------------------------
Date:        March 25, 1998                    Date:       March 24, 1998
       ---------------------------                   ----------------------------------
           Andy Carpenter                                    Lauri A. Wood
Executive Vice President and Director          Principal Financial and Accounting Officer

                               INDEX OF EXHIBITS

                                               Incorporated by
                                                Reference to                                                  Exhibit
                                               Registration or         Form of                               Number in
                    Description                  File Number            Report          Date of Report         Report
                    -----------                  -----------            ------          --------------         ------


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

(10.2)        Description of Directors'           33-15595              10-K               12/31/88              10.2
              Deferred Income Plan

(10.3)        Description of Executive            33-15595              10-K               12/31/88              10.3
              Supplemental Plan

(10.4)        Split-Dollar Insurance              33-15595              10-K               12/31/93              10.4
              Agreement

(10.5)        Deferred Compensation  Plan         33-15595              10-K               12/31/93              10.5

(13)          Annual Report to
              Shareholders for year ended
              December 31, 1997 * (c)

(21)          Proxy Statement for Annual
              Meeting of Shareholders to
              be held April 15, 1998

(22)          Subsidiaries of the                 33-15595              10-K               12/31/88              22
              registrant


(23)          Consent of Certified Public
              Accountants *


(27)          Financial Data Schedule *



(b) No report on Form 8-K was filed during the fourth quarter of the year ended December 31, 1997.

(c) Furnished for the information of the Commission only and not deemed "filed" except for those portions which are specifically incorporated herein.

 *  Filed herewith.