Form 10-K405/A
period 1997-12-31
PEOPLES FINANCIAL CORP
filed 1998-04-16
CIK 770460

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934 OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended      December 31, 1997
                                --------------------------

      Commission File Number            2-98268
                                --------------------------

                          PEOPLES FINANCIAL CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Mississippi                                        64-0709834
 -----------------------------                            --------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                        Identification number)

             Lameuse and Howard Avenues, Biloxi, Mississippi 39533
               --------------------------------------------------
              (Address of principal executive offices) (Zip code)

                                  601-435-5511
               --------------------------------------------------
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of Each Exchange on
   Title of Each Class                                   Which Registered
   -------------------                                   ----------------
         None                                                 None

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                               -------------------
                              (Title of each class)

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







                             Cover Page 2 of 2 Pages

                                    PART II

ITEM  7a -  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market prices and rates. Interest rate risk is the most significant market risk affecting the Company. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities. Also, the Company does not currently nor does it plan in the immediate future to engage in trading activities or use derivative or off-balance sheet instruments to control interest rate risk.

The Company has risk management policies in place to monitor and limit exposure to market risk. The Asset/Liability ("ALCO") Committee, consisting of the President and the Investment Officers, are responsible for the day-to-day operating guidelines and approves strategies affecting net interest income and coordinates activities within policy limits established by the Board of Directors based on the Company's tolerance for risk. Specifically, the key objectives of the Company's asset/liability management program are to manage the exposure of planned net interest margins to unexpected changes due to interest rate fluctuations. These efforts will also affect loan pricing policies, deposit interest rate policies, asset mix and volume guidelines and liquidity. The ALCO committee reports to the Board of Directors on a quarterly basis.

The Company has implemented a conservative approach to its asset/liability management. The net interest margin is managed on a daily basis largely as a result of the management of the liquidity needs of the bank subsidiary. The Company generally follows a policy of investing in short term U. S. Government securities with maturities of two years or less. The loan portfolio consists of a 50% - 50% blend of fixed and floating rate loans. It is the general loan policy to offer loans with maturities of five years or less. On the liability side, more than 60% of the deposits are demand and savings transaction accounts. Additionally, the vast majority of the certificates of deposit mature with in eighteen months. The short term nature of the financial assets and liabilities allow the Company to meet the dual requirements of liquidity and interest rate risk management.

The interest rate sensitivity table below provides additional information about the Company's financial instruments that are sensitive to changes in interest rates. The tabular disclosure reflects contractual interest rate repricing dates and contractual maturity dates. Loan maturities have been adjusted for reserve for loan losses. There have been no adjustments for such factors as prepayment risk, early calls of investments, the effect of the maturity of balloon notes or the early withdrawal of deposits.

                           Interest Rate Sensitivity
                        December 31, 1997 (In Thousands)

                                                                                               12/31/97
                                                                                                   Fair
                   1998       1999        2000       2001      2002       Beyond     Total        Value
                   ----       ----        ----       ----      ----       ------     -----        -----
Loans, net        $ 88,751   $ 28,021   $ 29,748   $ 52,201  $ 30,462   $ 18,178   $ 247,361  $ 247,210
Average rate         8.91%      9.67%      9.68%      9.70%     9.71%      9.30%       9.36%

Investment
securities          56,521     26,699     15,162     19,291       980     31,861     150,514    151,471
Average rate         5.68%      6.16%      6.26%      6.34%     6.46%      6.53%       6.10%

Total
Financial
Assets             145,272     54,720     44,910     71,492    31,442     50,039     397,875    398,681
Average rate         7.98%      8.34%      8.83%      9.05%     9.64%      7.77%       8.43%


Deposits           296,056      3,889      2,458        711     1,860                304,974    305,159
Average rate         4.48%      5.29%      5.62%      4.86%     5.71%                  4.67%

Long-term
funds                   12         13         13         14        16        147         215        189
Average rate         5.38%      5.38%      5.38%      5.38%     5.38%      5.38%       5.38%

Total
financial
liabilities        296,068      3,902      2,471        725     1,876        147     305,189    305,348
Average rate         4.48%      5.29%      5.62%      4.88%     5.71%      5.38%       4.67%


FORWARD LOOKING INFORMATION - Congress passed the Private Securities Litigation Act of 1995 in an effort to encourage corporations to provide information about a company's anticipated future financial performance. This act provides a safe harbor for such disclosure which protects the companies from unwarranted litigation if actual results are different from management expectations. This report contains forward-looking statements and reflects industry conditions, company performance and financial results. These forward-looking statements are subject to a number of factors and uncertainties which could cause the company's actual results and experience to differ from the anticipated results and expectations expressed in such forward-looking statements.

                                   SIGNATURE


Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          PEOPLES FINANCIAL CORPORATION
                                  (Registrant)



                  Date:  April 16, 1998
                        ------------------------------------------

                  BY:   /s/ Chevis C. Swetman
                        ------------------------------------------
                        Chevis C. Swetman, Chairman of the Board

                  Date:  April 16, 1998
                        ------------------------------------------

                  BY:    /s/ Lauri A. Wood
                        ------------------------------------------
                        Lauri A. Wood, Chief Financial Officer