Form 10-Q
period 1998-03-31
PEOPLES FINANCIAL CORP
filed 1998-05-07
CIK 770460

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

       For the quarterly period ended       March 31, 1998
                                      ------------------------------------

                                       or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               Commission File Number       2-98268
                                      ------------------------------------

                          PEOPLES FINANCIAL CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Mississippi                                64-0709834
-------------------------------------------------------------------------------
(State or other jurisdiction of incorporation         (I.R.S. Employer
             or organization)                         Identification No.)

  Lameuse and Howard Avenues, Biloxi, Mississippi             39533
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

                 Yes      X                   No
                       -------                       -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date. Peoples Financial Corporation has only one class of common stock authorized. At May 1, 1998, there were 15,000,000 shares of $1 par value common stock authorized, and 1,476,336 shares issued and outstanding.

                                     PART I
                             FINANCIAL INFORMATION
                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

March 31, December 31, and March 31,                        1998               1997               1997
-------------------------------------------------------------------------------------------------------
ASSETS

  Cash and due from banks                           $ 31,734,134       $ 20,611,495       $ 26,409,184

  Held to maturity securities, market value
   of $110,530,000 - March 31, 1998;
   $103,793,000 - December 31, 1997;
   $109,094,000 - March 31, 1997                     109,582,619        102,835,564        108,786,686

  Available for sale securities, at market            32,527,199         47,677,562         51,841,605
   value

  Federal funds sold                                  13,050,000          6,150,000          2,900,000

  Loans                                              265,041,695        251,797,566        227,262,354

    Less: Unearned income                                  5,141              1,314             17,320

          Allowance for loan losses                    4,188,099          4,434,770          4,546,681
                                                    ------------       ------------       ------------

    Loans, net                                       260,848,455        247,361,482        222,698,353

  Bank premises and equipment, net
   of accumulated depreciation of
   $7,864,000 - March 31, 1998;
   $7,762,000 - December 31, 1997; and
   $7,122,000 - March 31, 1997                        10,810,758          9,424,080          8,451,413

  Other real estate                                      456,992            512,370            436,384

  Accrued interest receivable                          3,059,637          3,619,917          3,396,989

  Other assets                                         7,268,375          3,376,662          3,602,746

  Intangible assets                                      118,366            189,397            416,535
                                                    ------------       ------------       ------------

  TOTAL ASSETS                                      $469,456,535       $441,758,529       $428,939,895
                                                    ============       ============       ============

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)
                                   (Unaudited)

March 31, December 31, and March 31,                         1998                1997                1997
---------------------------------------------------------------------------------------------------------
LIABILITIES & SHAREHOLDERS' EQUITY

LIABILITIES:

  Deposits:

    Demand, non-interest bearing                    $  77,470,454       $  67,580,617       $  72,234,869

    Savings and demand, interest bearing              182,263,872         160,499,479         152,819,782

    Time, $100,000 or more                             71,456,166          83,700,139          73,185,075

    Other time deposits                                63,133,320          60,774,594          56,754,225
                                                    -------------       -------------       -------------

    Total deposits                                    394,323,812         372,554,829         354,993,951

  Accrued interest payable                                735,661             726,763             665,809

  Federal funds purchased and securities
    sold under agreements to repurchase                   310,759                               9,325,000

  Notes payable                                           212,118             215,094             223,787

  Other liabilities                                     4,170,307           2,490,081           2,871,581
                                                    -------------       -------------       -------------
  TOTAL LIABILITIES                                   399,752,657         375,986,767         368,080,128

SHAREHOLDERS' EQUITY:

  Common Stock, $1 par value, 15,000,000
   shares authorized, 1,476,336 shares
   issued and outstanding at March 31,
   1998, December 31, 1997 and March 31,
   1997, after giving retroactive effect
   to two for one stock split effective
   September 15, 1997                                   1,476,336           1,476,336           1,476,336

  Surplus                                              58,188,094          58,188,094          53,188,094

  Undivided profits                                     9,826,584           5,924,027           6,806,435

  Accumulated other comprehensive income                  212,864             183,305            (611,098)
                                                    -------------       -------------       -------------

  TOTAL SHAREHOLDERS' EQUITY                           69,703,878          65,771,762          60,859,767
                                                    -------------       -------------       -------------

 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $ 469,456,535       $ 441,758,529       $ 428,939,895
                                                    =============       =============       =============


See Selected Notes to Consolidated Financial Statements.

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

For the Quarters Ended March 31,                                         1998             1997
-----------------------------------------------------------------------------------------------
INTEREST INCOME:

  Interest and fees on loans                                       $5,928,337       $5,147,595

  Interest and dividends on investments:

    U. S. Treasury                                                  1,232,656        1,564,543

    U. S. Government agencies and corporations                        866,147          994,989

    States and political subdivisions                                  57,602          113,184

    Other investments                                                                    7,010

  Interest on federal funds sold                                       99,440          139,883
                                                                   ----------       ----------

  TOTAL INTEREST INCOME                                             8,184,182        7,967,204
                                                                   ----------       ----------

INTEREST EXPENSE:

  Time deposits of $100,000 or more                                 1,017,914        1,156,571

  Other deposits                                                    2,235,122        2,073,221

  Mortgage indebtedness                                                 2,880            3,035

  Federal funds purchased                                              60,613           55,102
                                                                   ----------       ----------

  TOTAL INTEREST EXPENSE                                            3,316,529        3,287,929
                                                                   ----------       ----------

NET INTEREST INCOME                                                 4,867,653        4,679,275

Provision for losses on loans
                                                                   ----------       ----------

NET INTEREST INCOME AFTER PROVISION FOR LOSSES ON LOANS            $4,867,653       $4,679,275
                                                                   ----------       ----------

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (Continued)
                                   (Unaudited)



For the Quarters Ended March 31,                                         1998             1997
-----------------------------------------------------------------------------------------------
OTHER OPERATING INCOME:

  Trust department income and fees                                 $  205,121       $  190,583

  Service charges on deposit accounts                                 878,166          943,376

  Other service charges, commissions and fees                          71,503           65,556

  Other income                                                      5,129,578          108,114

  Gain on securities                                                   21,845          640,613
                                                                   ----------       ----------

  TOTAL OTHER OPERATING INCOME                                      6,306,213        1,948,242
                                                                   ----------       ----------

OTHER OPERATING EXPENSE:

  Salaries and employee benefits                                    2,174,982        1,906,973

  Net occupancy                                                       253,902          215,801

  Equipment rentals, depreciation and maintenance                     501,560          418,081

  Other expense                                                     1,620,601        1,295,908
                                                                   ----------       ----------

  TOTAL OTHER OPERATING EXPENSE                                     4,551,045        3,836,763
                                                                   ----------       ----------

INCOME BEFORE INCOME TAXES                                          6,622,821        2,790,754

Income taxes                                                        2,262,600          984,250
                                                                   ----------       ----------

NET INCOME                                                         $4,360,221       $1,806,504
                                                                   ==========       ==========



See Selected Notes to Consolidated Financial Statements.

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                              Accumulated
                        # of                                                     Other
                       Common       Common                     Undivided     Comprehensive     Comprehensive
                       Shares        Stock        Surplus       Profits          Income            Income           Total
                    ------------ ------------- ------------- -------------  ----------------  ----------------  -------------
BALANCE,
JANUARY 1, 1997,
AS PREVIOUSLY
REPORTED                 738,168 $     738,168 $  53,926,262 $   5,428,068  $        261,706                    $  60,354,204

Two-for-one
stock split in 1997      738,168       738,168     (738,168)
                    ------------ ------------- ------------- -------------  ----------------                    -------------
BALANCE,
JANUARY 1, 1997,
AS RESTATED            1,476,336     1,476,336    53,188,094     5,428,068           261,706                       60,354,204

Comprehensive
Income:

Net income                                                       1,806,504                    $      1,806,504      1,806,504

Net unrealized
loss on available
for sale securities,
net of tax                                                                          (479,308)         (479,308)      (479,308)

Reclassification
adjustment for
available for sale
securities called
or sold in current
year, net of tax                                                                   (393,496)         (393,496)      (393,496)
                                                                                              ----------------
Total
comprehensive
income                                                                                        $        933,700
                                                                                              ================
Cash dividends
(.29 per share)                                                  (428,137)                                          (428,137)
                    ------------ ------------- ------------- -------------  ----------------                    -------------
BALANCE, MARCH
31, 1997               1,476,336 $   1,476,336 $  53,188,094 $   6,806,435  $      (611,098)                    $  60,859,767
                    ============ ============= ============= =============  ================                    =============

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)
                                   (Unaudited)

                                                                                 Accumulated
                            # of                                                       Other
                          Common        Common                   Undivided     Comprehensive     Comprehensive
                          Shares         Stock       Surplus       Profits            Income            Income          Total
                    ------------ ------------- ------------- -------------  ----------------  ----------------  -------------
BALANCE,
JANUARY 1, 1998        1,476,336 $   1,476,336 $  58,188,094 $   5,924,027  $        183,305                    $  65,771,762

Comprehensive
Income:

Net income                                                       4,360,221                    $      4,360,221      4,360,221

Net unrealized
gain on available
for sale securities,
net of tax                                                                            53,509            53,509         53,509

Reclassification
adjustment for
available for sale
securities called
in current year,
net of tax                                                                          (23,950)          (23,950)       (23,950)
                                                                                              ----------------
Total
comprehensive
income                                                                                        $      4,389,780
                                                                                              ================

Cash dividends
($ .31 per share)                                                (457,664)                                          (457,664)
                    ------------ ------------- ------------- -------------  ----------------                    -------------

BALANCE, MARCH         1,476,336 $   1,476,336 $  58,188,094 $   9,826,584  $        212,864                    $  69,703,878
31, 1998
                    ============ ============= ============= =============  ================                    =============




See Selected Notes to Consolidated Financial Statements.

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


For the Quarters Ended March 31,                                      1998                1997
-----------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                                  $  4,360,221        $  1,806,504

  Adjustments to reconcile net income to net cash provided by operating activities:

     Gain on sales and calls of securities                         (21,845)           (640,613)

     Gain on sales of other real estate                            (29,851)

     Gain on sale of bank premises                              (5,083,867)

     Depreciation and amortization                                 341,031             334,458

     Provision for losses on other real estate                       8,779               8,778

     Changes in assets and liabilities:

       Accrued interest receivable                                 560,280             494,476

       Other assets                                               (724,395)            (21,182)

       Accrued interest payable                                      8,898            (339,699)

       Other liabilities                                         1,680,226             830,285
                                                              ------------        ------------

   NET CASH PROVIDED BY OPERATING ACTIVITIES                     1,099,477           2,473,007
                                                              ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from maturities and calls of held to
    maturity securities                                         25,050,000          27,090,000

  Investment in held to maturity securities                    (31,796,714)         (8,006,403)

  Proceeds from maturities, sales and calls of
    available for sale securities                               15,226,174             640,613

  Investment in available for sale securities                       (4,943)             (5,456)

  Proceeds from sales of other real estate                         140,450

  Loans, net (increase) decrease                               (13,550,973)          1,090,343

  Acquisition of premises and equipment                           (610,565)            (80,345)

  Federal funds sold                                            (6,900,000)         (2,900,000)

  Other assets                                                     850,631             (22,197)
                                                              ------------        ------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           $(11,595,940)       $ 17,806,555
                                                              ------------        ------------

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)



For the Quarters Ended March 31,                                      1998                1997
-----------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Demand and savings deposits, net increase (decrease)        $ 31,654,230        $ (2,076,702)

  Time deposits, net decrease                                   (9,885,247)        (11,061,356)

  Principal payments on notes                                       (2,976)             (2,821)

  Cash dividends                                                  (457,664)           (428,137)

  Federal funds purchased, net increase (decrease)                 310,759          (7,175,000)
                                                              ------------        ------------

  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           21,619,102         (20,744,016)
                                                              ------------        ------------

NET INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS           11,122,639            (464,454)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  20,611,495          26,873,638
                                                              ------------        ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                      $ 31,734,134        $ 26,409,184
                                                              ============        ============



See Selected Notes to Consolidated Financial Statements.

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Quarters Ended March 31, 1998 and 1997

1. The accompanying unaudited consolidated financial statements have been prepared with the accounting policies in effect as of December 31, 1997 as set forth in the Notes to the Consolidated Financial Statements of Peoples Financial Corporation and Subsidiaries (the Company). In 1998, the Company adopted SFAS 130, "Reporting Comprehensive Income." SFAS 131, "Disclosure about Segments of an Enterprise and Related Information," is not applicable to the Company. In the opinion of Management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included and are of a normal recurring nature.

The accompanying unaudited consolidated financial statements have been prepared also in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2. The results of operations for the quarter ended March 31, 1998, are not necessarily indicative of the results to be expected for the full year.

3. Per share data is based on the weighted average shares of common stock outstanding of 1,476,336 for the quarters ended March 31, 1998 and 1997.

4. At March 31, 1998 and 1997, the total recorded investment in impaired loans amounted to $1,277,000 and $545,000, respectively. The amount of that recorded investment in impaired loans for which there was a related allowance for loan losses was $107,000 at March 31, 1998. The amount of that recorded investment in impaired loans for which there was no related allowance for loan losses was $1,170,000 and $545,000 at March 31, 1998 and 1997, respectively. At March 31,
1998, the average recorded investment in impaired loans was $1,237,000. During the first quarter of 1998, the Company recognized $3,000 in interest income on impaired loans. During the first quarter of 1998, the Company received $4,000 in interest payments on impaired loans.

5. Transactions in the allowance for loan losses were as follows:

                     Balance, January 1, 1998           $ 4,434,770
                     Recoveries                               5,017
                     Loans charged off                    (251,688)
                                                        ------------
                     Balance, March 31, 1998            $ 4,188,099
                                                        ============

6. At March 31, 1998 and 1997, renegotiated and restructured loans amounted to $2,146,000 and $2,275,000. The Company recognized $44,000 and $45,000 in interest income on these loans during the quarters ended March 31, 1998 and 1997, respectively. The amount of interest that would have been recognized during these quarters under the original terms of the loan agreements was $49,000 and $50,000.

7. The Company has defined cash and cash equivalents to include cash and due from banks. The Company paid $3,308,000 and $3,628,000 for the quarters ended March 31, 1998 and 1997, respectively, for interest on deposits and borrowings. Income tax payments totaled $68,000 and $140,000 during the quarters ended March 31, 1998 and 1997, respectively. Loans transferred to other real estate amounted to $64,000 and $180,200 for the quarter ended March 31, 1998 and 1997, respectively. The Company acquired banking premises in the amount of $1,959,000 during the quarter ended March 31, 1998, as a result of a like-kind exchange. The Company recorded a receivable of $4,037,000 relating to the like-kind exchange.

8. The income tax effect on the accumulated other comprehensive income was $15,000 and $450,000 at March 31, 1998 and 1997, respectively.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following presents Management's discussion and analysis of the consolidated financial condition and results of operations of Peoples Financial Corporation and Subsidiaries (the Company) for the quarters ended March 31, 1998 and 1997. These comments highlight the significant events and should be considered in combination with the Consolidated Financial Statements included in this report on Form 10-Q.

OVERVIEW

The significant development during the first quarter of 1998 was the sale of a branch location in Gulfport, MS, for a realized gain, net of taxes, of $3,300,000 for book purposes. The transaction was structured for tax purposes under the provisions of Section 1031 of the Internal Revenue Code so as to qualify most of the transaction for the tax benefits of a like-kind exchange. The proceeds of the transaction are being reinvested in replacement properties. All transactions relating to this matter will be completed by August 4, 1998.

The following schedule compares financial highlights (in thousands) for the quarters ended March 31, 1998 and 1997:

For the quarters ended March 31,                                1998          1997
------------------------------------------------------------------------------------
Net income per share                                          $    3        $    1

Book value per share                                          $   47        $   41

Return on average total assets                                  3.80%         1.63%

Return on average shareholders' equity                         25.78%        11.93%

Allowance for loan losses as a % of loans,
net of unearned discount                                        1.58%         2.00%

FINANCIAL CONDITION

HELD TO MATURITY SECURITIES

There were no significant realized gains or losses on these investments during the quarter ended March 31, 1998. Gross unrealized gains for held to maturity securities were $1,071,000 and $735,000 and gross unrealized losses for held to maturity securities were $124,000 and $428,000 for the quarters ended March 31, 1998 and 1997, respectively. The following schedule reflects the mix of the held to maturity investment portfolio at March 31, 1998 and 1997:

March 31,                                             1998                                    1997
----------------------------------------------------------------------------------------------------------------------
                                                    Amount                  %               Amount                 %
                                        ------------------------------------------------------------------------------

U. S. Treasury securities                      $ 83,524,907              76.20%       $ 86,741,687              79.80%

U. S. Government agencies                        20,428,947              18.60%         15,958,846              14.70%

States and political
 subdivisions                                     5,628,765               5.20%          6,086,153               5.50%
                                               ------------       ------------        ------------       ------------

Totals                                         $109,582,619             100.00%       $108,786,686             100.00%
                                               ============       ============        ============       ============

AVAILABLE FOR SALE SECURITIES

There were no significant realized gains or losses on these investments during the quarter ended March 31, 1998. Available for sale securities decreased $19 million in the management of the Company's liquidity position. Gross unrealized gains were $467,000 and $449,000 and gross unrealized losses were $147,000 and $1,374,000 at March 31, 1998 and 1997, respectively. The following schedule reflects the mix of available for sale securities at March 31, 1998 and 1997:

March 31,                                                 1998                                 1997
-------------------------------------------------------------------------------------------------------------------
                                                    Amount                %              Amount                %
                                     ------------------------------------------------------------------------------
U. S. Treasuries                               $ 3,995,940             12.30%       $ 5,894,640             11.40%

U. S. Government
agencies                                        27,311,840             84.00%        45,305,632             87.40%

States and political
subdivisions                                       578,086              1.80%

Other securities                                   641,333              1.90%           641,333              1.20%
                                               -----------       -----------        -----------       -----------

Totals                                         $32,527,199            100.00%       $51,841,605            100.00%
                                               ===========       ===========        ===========       ===========

FEDERAL FUNDS SOLD

Federal funds sold were $13,050,000 at March 31, 1998, as compared with $2,900,000 at March 31, 1997, as a result of the management of the bank subsidiary's liquidity position.

LOANS

Loans increased $38 million at March 31, 1998, as compared with March 31, 1997, as a result of the increase in loan demand in the Company's trade area during the last 12 months.

DEPOSITS

Total deposits increased $39 million at March 31, 1998, as compared with March 31, 1997. Significant increases or decreases in total deposits from quarter to quarter are anticipated by Management as customers in the casino industry and county and municipal areas reallocate their resources periodically. As discussed above, the Company has managed its funds including planning the timing of investment maturities so as to achieve appropriate liquidity.

OTHER LIABILITIES

Other liabilities have increased $1,300,000 at March 31, 1998, as compared with March 31, 1997, as the result of deferred taxes on the gain on the sale of property pursuant to a like-kind exchange for tax purposes.

SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY

Strength, security and stability have been the hallmark of the Company since its founding in 1985 and of its bank subsidiary since its founding in 1896. A strong capital foundation is fundamental to the continuing prosperity of the Company and the security of its customers and shareholders. One measure of capital adequacy is the primary capital ratio which was 16.06% at March 31, 1998, as compared with 14.76% at March 31, 1997. These ratios are well above the regulatory minimum of 6.00%. Management continues to emphasize the importance of maintaining the appropriate capital levels of the Company.

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

Net interest income increased $188,000 for the first quarter of 1998 as compared with the first quarter of 1997. Total interest income increased $217,000 for the quarter ended March 31, 1998, as compared with the quarter ended March 31, 1997. Total interest expense increased $29,000 for the quarter ended March 31, 1998, as compared with the quarter ended March 31, 1997. The following schedule summarizes net interest earnings and net yield on interest earning assets:

         Net Interest Earnings and Net Yield on Interest Earning Assets

Quarters Ended March 31, (In
thousands, except percentages)                   1998         1997
-------------------------------------------------------------------

Total interest income (1)                      $8,214        $8,026

Total interest expense                          3,317         3,288
                                               ------        ------

  Net interest earnings                        $4,897        $4,738
                                               ======        ======

Net yield on interest earning assets             4.79%         4.66%
                                               ======        ======

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 1998 and 1997.

The schedule on page 15 provides an analysis of the change in total interest income and total interest expense for the quarters ended March 31, 1998 and 1997. These changes are generally attributable to a change in volume and/or a change in the applicable rates.

           Analysis of Changes in Interest Income and Interest Expense
                                 (In Thousands)

                                                                                    Attributable To:
                                                                       -------------------------------------------
                                For the        For the
                                Quarter        Quarter
                                  Ended          Ended
                              March 31,      March 31,        Increase                                       Rate/
                                   1998           1997      (Decrease)        Volume           Rate         Volume
                         -------------- --------------  -------------- -------------  -------------  -------------
INTEREST
  INCOME: (1)

  Loans (2) (3)          $        5,928 $        5,147  $          781 $         732  $          43  $           6

  Federal funds
  sold                               99            140            (41)          (71)             59           (29)

Held to maturity:

  Taxable                         1,569          1,711           (142)         (159)             18            (1)

  Non-taxable                        50            171           (121)           (5)          (119)              3

Available for
  sale:

  Taxable                           528            850           (322)         (233)          (122)             33

  Non-taxable                        40                             40            40

  Other                                              7             (7)           (2)            (7)              2
                         -------------- --------------  -------------- -------------  -------------  -------------

Total                    $        8,214 $        8,026  $          188 $         302  $       (128)  $          14
                         ============== ==============  ============== =============  =============  =============

INTEREST
  EXPENSE:

  Savings and
    demand, interest
    bearing              $        1,330 $        1,257  $           73 $        (26)  $         101  $         (2)

  Time deposits                   1,923          1,973            (50)            24           (73)            (1)

  Federal funds
    purchased                        61             55               6             7            (1)

  Mortgage
    indebtedness                      3              3                           (1)              1
                         -------------- --------------  -------------- -------------  -------------  -------------

Total                    $        3,317 $        3,288  $           29 $           4  $          28  $         (3)
                         ============== ==============  ============== =============  =============  =============

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 1998 and 1997.
(2) Loan fees are included in these figures.
(3) Includes nonaccrual loans.

PROVISION FOR LOAN LOSSES

The Company has not charged a provision for loan losses to operating expense since 1993. The Company carefully monitors the quality and volume of its loan portfolio. Based on current conditions, Management feels that the allowance for loan losses is adequate and does not anticipate any provision for loan losses during 1998.

OTHER INCOME

During the first quarter of 1998, the Company realized a gain of $5,083,000 for book purposes as the result of the sale of one its branch locations, as mentioned previously in the Overview.

OTHER EXPENSE

Other expense increased $345,000 for the quarter ended March 31, 1998, as compared with the quarter ended March 31, 1997, largely as the result of expenses relating to the computer conversion.

LIQUIDITY

Liquidity represents the Company's ability to adequately provide funds to satisfy demands from depositors, borrowers and other commitments by either converting assets to cash or accessing new or existing sources of funds. Management monitors these funds requirements in such a manner as to satisfy these demands and provide the maximum earnings on its earning assets. Deposits, payments of principal and interest on loans, proceeds from maturities of held to maturity securities and earnings on held to maturity securities are the principal sources of funds for the Company. At March 31, 1998, cash and due from banks, investment securities and federal funds sold were 47% of total deposits, as compared with 54% at March 31, 1997.

                                     PART II
                               OTHER INFORMATION



Item 4 - Submission of Matters to a Vote of Security Holders

          (A) The Annual Meeting of Shareholders of the Company was held on April 15, 1998.

          (B) The following five directors were elected at the meeting to hold office for a term of one year:

                                                                Approve          Disapprove
                                                            ----------------------------------
                           Drew Allen                         1,235,182

                           William A. Barq                    1,235,182

                           Andy Carpenter                     1,233,982               1,200

                           Chevis C. Swetman                  1,233,982               1,200

                           F. Walker Tucei                    1,233,022               2,160


          Shares not voted amounted to 241,154.

          (C) The shareholders voted to amend the articles of incorporation to increase the number of authorized shares to 15,000,000.

Item 5 - Other Information

At a meeting held on April 15, 1998, the Board of Directors of the Company approved the following slate of officers:

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

           A. Wes Fulmer                Secretary

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

     Schedule 27 - Financial Data Schedule

(b) Reports on Form 8-K

     None.

                                   SIGNATURES

Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          PEOPLES FINANCIAL CORPORATION
                                  (Registrant)

                       Date:      May   7, 1998
                             --------------------------------

                        By:   /s/ Chevis C. Swetman
                             --------------------------------
                                   Chevis C. Swetman
                 Chairman, President and Chief Executive Officer



                       Date:      May   7, 1998
                             --------------------------------

                        By:  /s/ Lauri A. Wood
                             --------------------------------
                                  Lauri A. Wood
                     Chief Financial Officer and Controller
                  (principal financial and accounting officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER          DESCRIPTION
-------         -----------
 27             Financial Data Schedule