Form 10-Q
period 1998-06-30
PEOPLES FINANCIAL CORP
filed 1998-08-03
CIK 770460

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1998
                                     ---------------
                                       or
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        Commission File Number 2 - 98268
                                              -----------

                         PEOPLES FINANCIAL CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Mississippi                      64-0709834
-------------------------------------------------------------------------------
     (State or other jurisdiction of   (I.R.S. Employer Identification No.)
      incorporation or organization)

      Lameuse and Howard Avenues, Biloxi, Mississippi     39533
-------------------------------------------------------------------------------
      (Address of principal executive offices)         (Zip Code)

                                 (228) 435-5511
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes    X            No
                                 -----              ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Peoples Financial Corporation has only one class of common stock authorized. At July 24, 1998, there were 15,000,000 shares of $1 par value common stock authorized, and 1,476,336 shares issued and outstanding.

                                     PART I
                              FINANCIAL INFORMATION
                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

June 30, December 31, and June 30,                             1998                  1997                  1997
----------------------------------                             ----                  ----                  ----
ASSETS

  Cash and due from banks                                  $ 29,977,082          $ 20,611,495          $ 31,912,528
  Available for sale securities                              32,081,876            47,677,562            52,488,162
  Held to maturity securities, market value
   of $116,903,000 - June 30, 1998; $103,793,000 -
   December 31, 1997; $98,961,000 - June 30, 1997           116,076,083           102,835,564            98,235,185
  Federal funds sold                                            700,000             6,150,000             6,550,000
  Loans                                                     271,411,969           251,797,566           235,636,534
    Less: Unearned income                                         6,229                 1,314                11,470
          Allowance for loan losses                           4,359,149             4,434,770             4,455,467
                                                           ------------          ------------          ------------
    Loans, net                                              267,046,591           247,361,482           231,169,597
  Bank premises and equipment, net
   of accumulated depreciation of $8,141,000 -
   June 30, 1998; $7,762,000 - December 31, 1997;
   and $7,296,000 - June 30, 1997                            10,847,857             9,424,080             8,807,383
  Other real estate                                             577,537               512,370               446,384
  Accrued interest receivable                                 3,616,059             3,619,917             3,790,385
  Other assets                                                7,123,341             3,376,662             3,364,594
  Intangible assets                                              47,354               189,397               337,077
                                                           ------------          ------------          ------------
Total assets                                               $468,093,780          $441,758,529          $437,101,295
                                                           ============          ============          ============

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (Continued)
                                  (Unaudited)

June 30, December 31, and June 30,                             1998                   1997                      1997
----------------------------------                             ----                   ----                      ----
LIABILITIES & SHAREHOLDERS' EQUITY

LIABILITIES:

  Deposits:
    Demand, non-interest bearing                          $  74,068,331           $  67,580,617           $  71,369,923
    Savings and demand, interest bearing                    176,131,304             160,499,479             165,355,414
    Time, $100,000 or more                                   73,262,425              83,700,139              75,620,996
    Other time deposits                                      64,197,217              60,774,594              58,659,063
                                                          -------------           -------------           -------------
    Total deposits                                          387,659,277             372,554,829             371,005,396
  Accrued interest payable                                      737,027                 726,763                 814,151
  Federal funds purchased and securities
   sold under agreements to repurchase                        4,507,412
  Notes payable                                                 209,102                 215,094                 220,928
  Other liabilities                                           3,960,359               2,490,081               2,376,110
                                                          -------------           -------------           -------------
  TOTAL LIABILITIES                                         397,073,177             375,986,767             374,416,585

SHAREHOLDERS' EQUITY:

  Common Stock, $1 par value, 15,000,000
   shares authorized, 1,476,336 shares
   issued and outstanding at June 30, 1998,
   December 31, 1997 and June 30, 1997,
   after giving retroactive effect to two
   for one stock split effective
   September 15, 1997                                         1,476,336               1,476,336               1,476,336
  Surplus                                                    58,188,094              58,188,094              53,188,094
  Undivided profits                                          11,111,017               5,924,027               8,207,276
  Accumulated other comprehensive income                        245,156                 183,305                (186,996)
                                                          -------------           -------------           -------------
  TOTAL SHAREHOLDERS' EQUITY                                 71,020,603              65,771,762              62,684,710
                                                          -------------           -------------           -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $ 468,093,780           $ 441,758,529           $ 437,101,295
                                                          =============           =============           =============

See Selected Notes to Consolidated Financial Statements.

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                              For The Quarters Ended June 30,       For The Six Months Ended June 30,
                                              -------------------------------       ---------------------------------
                                                  1998               1997                1998               1997
                                              -------------------------------       ---------------------------------
INTEREST INCOME:

  Interest and fees on loans                  $ 6,051,874         $ 5,355,372         $11,980,211         $10,502,967
  Interest and dividends on investments:
    U. S. Treasury                              1,315,044           1,308,148           2,547,700           2,872,691
    U. S. Government agencies
    and corporations                              751,745             990,008           1,617,892           1,984,997
    States and political subdivisions             101,688             105,604             159,290             218,788
    Other investments                              14,469               2,332              14,469               9,342
  Interest on federal funds sold                  108,512             144,816             207,952             284,699
                                              -----------         -----------         -----------         -----------
TOTAL INTEREST INCOME                           8,343,332           7,906,280          16,527,514          15,873,484
                                              -----------         -----------         -----------         -----------
INTEREST EXPENSE:

  Time deposits of $100,000 or more             1,089,934           1,086,423           2,107,848           2,242,994
  Other deposits                                2,343,755           2,114,714           4,578,877           4,187,935
  Mortgage indebtedness                             2,839               2,997               5,719               6,032
  Federal funds purchased and securities
  sold under agreements to repurchase              45,189               8,854             105,802              63,956
                                              -----------         -----------         -----------         -----------
TOTAL INTEREST EXPENSE                          3,481,717           3,212,988           6,798,246           6,500,917
                                              -----------         -----------         -----------         -----------
NET INTEREST INCOME                             4,861,615           4,693,292           9,729,268           9,372,567
Provision for losses on loans
                                              -----------         -----------         -----------         -----------
NET INTEREST INCOME AFTER
 PROVISION FOR LOSSES ON LOANS                  4,861,615           4,693,292           9,729,268           9,372,567
                                              -----------         -----------         -----------         -----------
OTHER OPERATING INCOME:

  Trust department income and fees                223,572             156,870             428,693             347,453
  Service charges on deposit accounts             988,705             979,156           1,866,871           1,922,532
  Other service charges, commissions and fees      69,098              80,191             140,601             145,747
  Gain on sale of securities                        3,435                                  25,280             640,613
  Other income                                     92,882             103,475           5,222,460             211,589
                                              -----------         -----------         -----------         -----------
TOTAL OTHER OPERATING INCOME                  $ 1,377,692         $ 1,319,692         $ 7,683,905         $ 3,267,934
                                              -----------         -----------         -----------         -----------

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (continued)
                                   (Unaudited)

                                              For The Quarters Ended June 30,       For The Six Months Ended June 30,
                                              -------------------------------       ---------------------------------
                                                  1998               1997                1998               1997
                                              -------------------------------       ---------------------------------
OTHER OPERATING EXPENSE:

  Salaries and employee benefits              $2,155,931          $1,978,367          $4,330,913          $3,885,340
  Net occupancy                                  224,208             201,221             478,110             417,022
  Equipment rentals, depreciation
   and maintenance                               485,160             398,945             986,720             817,026
  Other expense                                1,407,415           1,287,250           3,028,016           2,583,158
                                              ----------          ----------          ----------          ----------
TOTAL OTHER OPERATING EXPENSE                  4,272,714           3,865,783           8,823,759           7,702,546
                                              ----------          ----------          ----------          ----------
INCOME BEFORE INCOME TAXES                     1,966,593           2,147,201           8,589,414           4,937,955
INCOME TAXES                                     682,160             746,360           2,944,760           1,730,610
                                              ----------          ----------          ----------          ----------
NET INCOME                                    $1,284,433          $1,400,841          $5,644,654          $3,207,345
                                              ==========          ==========          ==========          ==========

See Selected Notes to Consolidated Financial Statements.

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                   Accumulated
                    # of                                              Other
                   Common       Common                Undivided   Comprehensive  Comprehensive
                   Shares       Stock     Surplus      Profits       Income          Income        Total
                   ------       ------    -------     ---------   -------------  -------------     -----
Balance,
January 1,
1997,
as
previously
reported           738,168  $  738,168  $53,926,262  $ 5,428,068  $      261,706                $ 60,354,204

Two-for-one
stock split in
1997               738,168     738,168     (738,168)
                 ---------  ----------   ----------  -----------  --------------                -----------
Balance,
January 1,
1997, as
restated         1,476,336   1,476,336   53,188,094    5,428,068         261,706                  60,354,204

Comprehensive
Income:

Net income                                             3,207,345                    $3,207,345     3,207,345

Net unrealized
loss on
available for
sale
securities,
net of tax                                                               (55,206)      (55,206)      (55,206)

Reclassification
adjustment for
available for
sale
securities
called or sold
in current
year, net of
tax                                                                     (393,496)     (393,496)     (393,496)
                                                                                  ------------
Total
comprehensive
income                                                                            $  2,758,643
                                                                                  ============
Cash
dividends,
(.29 per
share)                                                  (428,137)                                   (428,137)
                 ---------- ----------- -----------  -----------  --------------                ------------
Balance, June
30, 1997          1,476,336 $ 1,476,336 $53,188,094  $ 8,207,276  $     (186,996)               $ 62,684,710
                 ========== =========== ===========  ===========  ==============                ============

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)
                                   (Unaudited)

                                                                    Accumulated
                    # of                                               Other
                   Common       Common                  Undivided  Comprehensive  Comprehensive
                   Shares       Stock        Surplus     Profits      Income          Income        Total
                   ------       ------       -------    ---------  -------------  -------------     -----
                                        C>
Balance,
January 1,
1997,             1,476,336 $ 1,476,336 $ 58,188,094 $ 5,924,027  $   183,305                     $65,771,762

Comprehensive
Income:

Net income                                             5,644,654                  $  5,644,654      5,644,654

Net unrealized
gain on
available for
sale
securities,
net of tax                                                             64,118           64,118         64,118

Reclassification
adjustment for
available for
sale
securities
called or sold
in current
year, net of
tax                                                                    (2,267)          (2,267)        (2,267)
                                                                                  ------------
Total
comprehensive
income                                                                            $  5,706,505
                                                                                  ============
Cash
dividends,
(.31 per share)                                          (457,664)                                   (457,664)
                 ---------- ----------- ------------ ------------ -----------                     -----------
Balance, June
30, 1998          1,476,336 $ 1,476,336 $ 58,188,094 $ 11,111,017 $   245,156                     $71,020,603
                 ========== =========== ============ ============ ===========                     ===========


See Selected Notes to Consolidated Financial Statements.

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

For The Six Months Ended June 30,                            1998              1997
---------------------------------                            ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $  5,644,654      $  3,207,345
  Adjustments to reconcile net income to net cash
   provided by operating activities:
      Gain on sales and calls of securities                   (25,280)         (640,613)
      Gain on sales of other real estate                      (25,973)
      Gain on sale of bank premises                        (5,083,867)
      Depreciation and amortization                           722,043           668,916
      Provision for losses on other real estate                 8,779             8,778
      Changes in assets and liabilities:
        Accrued interest receivable                             3,858           101,080
        Other assets                                          (28,767)            8,694
        Accrued interest payable                               10,264          (191,357)
        Other liabilities                                   1,470,278           334,814
                                                         ------------      ------------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                2,695,989         3,497,657
                                                         ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales, maturities and calls of held
   to maturity securities                                  51,650,000        38,775,000
  Investment in held to maturity securities               (64,890,519)       (9,139,902)
  Proceeds from sales, maturities and calls of
  available for sale securities                            15,728,776           640,613
  Investment in available for sale securities                 (10,296)          (10,711)
  Loans made                                              (20,004,659)       (7,380,901)
  Proceeds from sales of other real estate                    271,577
  Acquisition of premises and equipment                      (957,664)         (701,315)
  Federal funds sold                                        5,450,000        (6,550,000)
  Other assets                                                284,179           (31,121)
                                                         ------------      ------------
NET CASH PROVIDED BY (USED IN)  INVESTING ACTIVITIES     $(12,478,606)     $ 15,601,663
                                                         ------------      ------------

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)

For The Six Months Ended June 30,                            1998              1997
---------------------------------                            ----              ----
CASH FLOWS FROM FINANCING ACTIVITIES:
  Demand and savings deposits, net increase              $ 22,119,539      $  9,593,984
  Time deposits, net decrease                              (7,015,091)       (6,720,597)
  Principal payments on notes                                  (5,992)           (5,680)
  Cash dividends                                             (457,664)         (428,137)
  Federal funds purchased and securities sold
     under agreements to repurchase                         4,507,412       (16,500,000)
                                                         ------------      ------------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES      19,148,204       (14,060,430)
                                                         ------------      ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                   9,365,587         5,038,890
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             20,611,495        26,873,638
                                                         ------------      ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                 $ 29,977,082      $ 31,912,528
                                                         ============      ============

See Selected Notes to Consolidated Financial Statements.

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Six Months Ended June 30, 1998 and 1997

1. The accompanying unaudited consolidated financial statements have been prepared with the accounting policies in effect as of December 31, 1997 as set forth in the Notes to the Consolidated Financial Statements of Peoples Financial Corporation and Subsidiaries (the Company). In 1998, the Company adopted SFAS 130, "Reporting Comprehensive Income." SFAS 131, "Disclosure about Segments of an Enterprise and Related Information" is not applicable to the Company. In the opinion of Management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included and are of a normal recurring nature.

The accompanying unaudited consolidated financial statements have been prepared also in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2. The results of operations for the six months ended June 30, 1998, are not necessarily indicative of the results to be expected for the full year.

3. Per share data is based on the weighted average shares of common stock outstanding of 1,476,336 for the six months ended June 30, 1998 and 1997.

4. At June 30, 1998 and 1997, the total recorded investment in impaired loans amounted to $753,000 and $1,869,000. The amount of that recorded investment in impaired loans for which there was no related allowance for loan losses was $685,000 and $1,869,000 at June 30, 1998 and 1997, respectively.

At June 30, 1998, the average recorded investment in impaired loans was $722,000. During the first six months of 1998, the Company recognized $5,000 in interest income on impaired loans. During the first six months of 1998, the Company received $8,000 in interest payments on impaired loans.

5. Transactions in the allowance for loan losses were as follows:

           Balance, January 1, 1998            $   4,434,770
           Recoveries                                240,297
           Loans charged off                        (315,918)
                                               -------------
           Balance, June 30, 1998              $   4,359,149
                                               =============

6. At June 30, 1998 and 1997, renegotiated and restructured loans amounted to $2,111,000 and $2,368,000. This loan is currently being serviced at a market rate of interest with a scheduled maturity of March 15, 1999. The Company recognized $88,000 and $92,000 in interest income on these loans during the six months ended June 30, 1998 and 1997, respectively. The amount of interest that would have been recognized during this period under the original terms of the loan agreements was $98,000 and $100,000.

7. The Company has defined cash and cash equivalents to include cash and due from banks. The Company paid $6,788,000 and $6,692,000 for the six months ended June 30, 1998 and 1997, respectively, for interest on deposits and borrowings. Income tax payments totaled $1,110,000 and $1,750,000 for the six months ended June 30, 1998 and 1997, respectively. Loans transferred to other real estate amounted to $320,000 and $180,200 for the six months ended June 30, 1998 and 1997, respectively. The Company acquired banking premises in the amount of $1,959,000 during the six months ended June 30, 1998, as a result of a like-kind exchange. The Company recorded a receivable of $4,037,000 relating to the like-kind exchange.

8. The income tax effect on the accumulated other comprehensive income was $32,000 and $230,000 at June 30, 1998 and 1997, respectively.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following presents Management's discussion and analysis of the consolidated financial condition and results of operations of Peoples Financial Corporation and Subsidiaries (the Company) for the six months ended June 30, 1998 and 1997. These comments highlight the significant events and should be considered in combination with the Consolidated Financial Statements included in this report on Form 10-Q.

OVERVIEW

The significant development during the first six months of 1998 was the sale of a branch location in Gulfport, MS, for a realized gain, net of taxes, of $3,300,000 for book purposes. The transaction was structured for tax purposes under the provisions of Section 1031 of the Internal Revenue Code so as to qualify most of the transaction for the tax benefits of a like-kind exchange. The proceeds of the transaction are being reinvested in replacement properties. All transactions relating to this matter will be completed by August 4, 1998. The following schedule compares financial highlights for the six months ended June 30, 1998 and 1997:

For the six months ended June 30,                  1998       1997
---------------------------------                  ----       ----
Net income per share                            $       4  $      2
Book value per share                            $      48  $     42
Return on average total assets                       2.46%     1.42%
Return on average shareholders' equity              16.53%    10.42%
Allowance for loan losses as a % of
loans, net of unearned discount                      1.61%     1.89%

FINANCIAL CONDITION

HELD TO MATURITY SECURITIES

There were no significant realized gains or losses on these investments during the six months ended June 30, 1998 and 1997, respectively. Gross unrealized gains were $970,000 and $908,000 and gross unrealized losses were $143,000 and $182,000 for the six months ended June 30, 1998 and 1997, respectively. The following schedule reflects the mix of the held to maturity securities portfolio at June 30, 1998 and 1997:

June 30,                              1998                     1997
--------                              ----                     ----
                                    Amount          %        Amount         %
                              ------------    -------  ------------   -------
U. S. Treasury securities     $ 87,339,924     75.20%  $ 76,816,180    78.20%
U. S. Government agencies       21,863,674     18.90%    15,502,362    15.80%
States and political
subdivisions                     6,872,485      5.90%     5,916,643     6.00%
                              ------------    -------  ------------   -------
Totals                        $116,076,083    100.00%  $ 98,235,185   100.00%
                              ============    ======   ============   ======

AVAILABLE FOR SALE SECURITIES

There were no significant realized gains or losses on these investments during the six months ended June 30, 1998. A gross realized gain of $640,000 was recorded for the six months ended June 30, 1997, as a result of the sale of common stock of Hibernia Corporation held in the available for sale portfolio. Available for sale securities decreased $20 million as the result of the management of the Company's liquidity position. Gross unrealized gains were $469,000 and $476,000 and gross unrealized losses were $98,000 and $761,000 at June 30, 1998 and 1997, respectively. The following schedule reflects the mix of available for sale securities at June 30, 1998 and 1997:

June 30,                                    1998                              1997
--------                                    ----                              ----
                                          Amount              %             Amount              %
                                     -----------     ----------        -----------     ----------
U. S. Treasury securities            $ 3,999,070         12.50%        $ 5,934,690         11.30%
U. S. Government agencies             26,850,270         83.70%         45,912,139         87.50%
States and political
subdivisions                             591,203          1.90%
Other securities                         641,333          1.90%            641,333          1.20%
                                     -----------     ---------         -----------     ---------
Totals                               $32,081,876        100.00%        $52,488,162        100.00%
                                     ===========     =========         ===========     =========

FEDERAL FUNDS SOLD

Federal funds sold were $700,000 at June 30, 1998 compared with federal funds sold of $6,550,000 at June 30, 1997. This fluctuation is directly related to the liquidity needs of the bank subsidiary.

LOANS

Loans increased $35,775,000 at June 30, 1998, as compared with June 30, 1997, as a result of increased loan demand in the Company's trade area. The Company anticipates that this increased demand will continue throughout the remainder of 1998. The allowance for loan losses decreased $96,000 due to net charge-offs during the six months ended June 30, 1998. Likewise, the allowance for loan losses as a % of loans, net of unearned discount, has decreased from 1.89% at June 30, 1997, to 1.61% at June 30, 1998. Management continues to monitor the volume and quality of its loan portfolio and has determined that the allowance is adequate.

OTHER REAL ESTATE

Other real estate increased $130,000 as June 30, 1998, as compared with June 30, 1997, as a result of an increase in properties transferred to Other Real Estate due to foreclosure.

OTHER ASSETS

Other assets increased $3,759,000 at June 30, 1998, as compared with June 30, 1997, primarily as a result of the receivable relating to the like-kind exchange described in the Overview.

DEPOSITS

Total deposits have increased $16,654,000 at June 30, 1998, as compared with June 30, 1997. Significant increases or decreases in total deposits are anticipated by Management as customers in the casino industry and county and municipal areas reallocate their resources periodically. As discussed above, the Company has managed its funds including planning the timing of investment maturities so as to achieve appropriate liquidity.

FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Federal funds purchased and securities sold under agreements to repurchase increased $4,500,000 at June 30, 1998, as compared with June 30, 1997. This fluctuation is entirely due to the introduction of a new non-deposit product during the second quarter of 1998.

OTHER LIABILITIES

Other liabilities have increased $1,584,000 at June 30, 1998, as compared with June 30, 1997, primarily as the result of deferred taxes on the gain on the sale of property pursuant to a like-kind exchange for tax purposes.

SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY

Strength, security and stability have been the hallmark of the Company since its founding in 1985 and of its bank subsidiary since its founding in 1896. A strong capital foundation is fundamental to the continuing prosperity of the Company and the security of its customers and shareholders. One measure of capital adequacy is the primary capital ratio which was 16.36% at June 30, 1998, as compared with 15.21% at June 30, 1997. These ratios are well above the regulatory minimum of 6.00%. Management continues to emphasize the importance of maintaining the appropriate capital levels of the Company.

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

Net interest income increased $168,000 for the second quarter of 1998 as compared with the second quarter of 1997. Net interest income increased $357,000 for the six months ended June 30, 1998, as compared with the six months ended June 30, 1997. Total interest income increased $437,000 for the quarter ended June 30, 1998, as compared with the quarter ended June 30, 1997. Total interest income increased $654,000 for the six months ended June 30, 1998, as compared with the six months ended June 30, 1997. Total interest expense increased $269,000 for the quarter ended June 30, 1998, as compared with quarter ended June 30, 1997. Total interest expense increased $297,000 for the six months ended June 30, 1998, as compared with the six months ended June 30, 1997. The following schedule summarizes net interest earnings and net yield on interest earning assets:

         NET INTEREST EARNINGS AND NET YIELD ON INTEREST EARNING ASSETS

Six Months Ended June 30, (In
thousands, except percentages)                   1998           1997
-----------------------------                    ----           ----
Total interest income (1)                      $  16,606      $  15,985
Total interest expense                             6,798          6,501
                                               ---------      ---------
  Net interest earnings                        $   9,808      $   9,484
                                               =========      =========
Net yield on interest earning assets                4.75%          4.73%
                                               =========      =========

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 1998 and 1997.


The schedule on page 15 provides an analysis of the change in total interest income and total interest expense for the six months ended June 30, 1998 and 1997.

           ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE
                                 (In Thousands)

                                                                     Attributable To:
                                                             -----------------------------
                  For the Six   For the Six
                       Months        Months
                   Ended June    Ended June    Increase                              Rate/
                     30, 1998      30, 1997   (Decrease)      Volume       Rate     Volume
                 ------------  ------------   ----------      ------       ----     ------
INTEREST
INCOME: (1)

Loans (2)            $ 11,980      $ 10,503     $1,477      $ 1,534      $ (50)     $ (7)

Federal funds
sold                      208           285        (77)        (123)        80       (34)

Held to maturity:

Taxable
securities              3,152         3,169        (17)          18        (34)       (1)


Non-taxable
securities                135           331       (196)          (6)      (193)        3

Available
for sale:

Taxable
securities              1,014         1,688       (674)        (560)      (170)       56

Non-taxable
securities                102           102        102

Other securities           15             9          6           (1)         9        (2)
                     --------      --------     ------      -------      -----      ----
Total                $ 16,606      $ 15,985     $  621      $   964      $(358)     $ 15
                     ========      ========     ======      =======      =====      ====
INTEREST
EXPENSE:

Savings
and
negotiable
interest bearing
deposits              $ 2,714       $ 2,518     $  196      $    79      $ 113      $  4

Time deposits           3,972         3,913         59          225       (157)       (9)

Federal funds
purchased and
securities sold
under agreements
to repurchase             106            64         42           69        (13)      (14)

Mortgage
indebtedness                6             6
                      -------       -------     ------      -------      -----      ----
Total                 $ 6,798       $ 6,501     $  297      $   373      $ (57)     $(19)
                      =======       =======     ======      =======      =====      ====

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

OTHER INCOME

During the six months ended June 30, 1998, the Company realized a gain of $5,083,000 for book purposes as the result of the sale of one of its branch locations, as mentioned previously in the Overview.

OTHER EXPENSE

Other expense increased $445,000 for the six months ended June 30, 1998, as compared with the same period during 1997, largely as the result of expenses relating to the computer conversion.

LIQUIDITY

Liquidity represents the Company's ability to adequately provide funds to satisfy demands from depositors, borrowers and other commitments by either converting assets to cash or accessing new or existing sources of funds. Management monitors these funds requirements in such a manner as to satisfy these demands and provide the maximum earnings on its earning assets. Deposits, payments of principal and interest on loans, proceeds from maturities of investment securities and earnings on investment securities are the principal sources of funds for the Company. At June 30, 1998, cash and due from banks, investment securities and federal funds sold were 46% of total deposits, as compared with 51% at June 30, 1997.

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

                          PEOPLES FINANCIAL CORPORATION
                                  (Registrant)

                        Date:   July 31, 1998
                              -------------------------------
                          By:   /s/ CHEVIS C. SWETMAN
                              -------------------------------

                                Chevis C. Swetman
                 Chairman, President and Chief Executive Officer


                        Date:   July 31, 1998
                              -------------------------------
                          By:   /s/ LAURI A. WOOD
                              -------------------------------

                                  Lauri A. Wood
                     Chief Financial Officer and Controller
                  (principal financial and accounting officer)

                               INDEX TO EXHIBITS


EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
  27                     Financial Data Schedule