Form 10-Q
period 1998-09-30
PEOPLES FINANCIAL CORP
filed 1998-11-12
CIK 770460

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended     September 30, 1998
                                               ---------------------------------
                                       or
     [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                        Commission File Number     2 - 98268
                                               ---------------------------------


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


                                 (228) 435-5511
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

Peoples Financial Corporation has only one class of common stock authorized. At October 30, 1998, there were 15,000,000 shares of $1 par value common stock authorized, and 1,476,336 shares issued and outstanding.

                                     PART I
                              FINANCIAL INFORMATION
                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

September 30, December 31, and September 30,               1998               1997               1997
---------------------------------------------------------------------------------------------------------
ASSETS

  Cash and due from banks                              $ 21,752,574       $ 20,611,495       $ 26,541,659

  Held to maturity securities, market value of
    $127,139,000 - September 30, 1998;
    $103,793,000 - December 31, 1997;
    $96,398,000 - September 30, 1997                    125,534,041        102,835,564         95,494,177

  Available for sale securities, at market value         24,770,793         47,677,562         50,960,008

  Federal funds sold                                      3,250,000          6,150,000         28,550,000

  Loans                                                 275,553,018        251,797,566        239,274,306

    Less: Unearned income                                     2,715              1,314              5,449

            Allowance for loan losses                     4,294,844          4,434,770          4,269,063
                                                       --------------------------------------------------

    Loans, net                                          271,255,459        247,361,482        234,999,794

  Bank premises and equipment, net of
    accumulated depreciation of $8,511,000
    - September 30, 1998; $7,762,000
    - December  31, 1997; and $7,454,000
    - September 30, 1997                                 14,329,555          9,424,080          9,311,816

  Other real estate                                         593,941            512,370            413,463

  Accrued interest receivable                             3,153,969          3,619,917          3,186,226

  Other assets                                            3,639,989          3,376,662          3,347,449

  Intangible assets                                                            189,397            260,428
                                                       --------------------------------------------------
TOTAL ASSETS                                           $468,280,321       $441,758,529       $453,065,020
                                                       ==================================================

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)
                                   (Unaudited)



September 30, December 31, and September 30,              1998               1997               1997
--------------------------------------------------------------------------------------------------------
LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:

  Deposits:

    Demand, non-interest bearing                      $ 65,237,244       $ 67,580,617       $ 92,164,728

    Savings and demand, interest bearing               161,537,468        160,499,479        167,354,162

    Time, $100,000 or more                              72,988,277         83,700,139         65,638,872

    Other time deposits                                 68,174,053         60,774,594         59,998,624
                                                      --------------------------------------------------
    Total deposits                                     367,937,042        372,554,829        385,156,386

  Accrued interest payable                                 910,943            726,763            719,303

  Federal funds purchased and securities sold
    under agreements to repurchase                      22,933,242

  Notes payable                                            206,044            215,094            218,031

  Other liabilities                                      4,072,834          2,490,081          2,847,872
                                                      --------------------------------------------------
  TOTAL LIABILITIES                                    396,060,105        375,986,767        388,941,592

SHAREHOLDERS' EQUITY:

  Common Stock, $1 par value, 15,000,000 shares
    authorized, 1,476,336 shares issued and
    outstanding at September 30, 1998, December
    31, 1997 and September 30, 1997                      1,476,336          1,476,336          1,476,336

  Surplus                                               58,188,094         58,188,094         53,188,094

  Undivided profits                                     12,173,721          5,924,027          9,297,843

  Accumulated other comprehensive income                   382,065            183,305            161,155
                                                      --------------------------------------------------
  TOTAL SHAREHOLDERS' EQUITY                            72,220,216         65,771,762         64,123,428
                                                      --------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $468,280,321       $441,758,529       $453,065,020
                                                      ==================================================



See Selected Notes to Consolidated Financial Statements.

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                           For The Quarters Ended September 30,  For The Nine Months Ended September 30,
------------------------------------------------------------------------------------------------------------------------
                                                      1998              1997              1998              1997
------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:

  Interest and fees on loans                   $ 6,311,621       $ 5,579,046       $18,291,832       $16,082,013

  Interest and dividends on securities:

    U. S. Treasury                               1,235,402         1,227,648         3,783,102         4,100,339

    U. S. Government agencies and
      corporations                                 744,395           940,237         2,362,287         2,925,234

    States and political subdivisions              107,969            97,027           267,259           315,815

    Other investments                                                270,000            14,469           279,342

  Interest on federal funds sold                   130,191           131,835           338,143           416,534
                                               -----------------------------------------------------------------
  TOTAL INTEREST INCOME                          8,529,578         8,245,793        25,057,092        24,119,277
                                               -----------------------------------------------------------------

INTEREST EXPENSE:

  Time deposits of $100,000 or more              1,022,082           973,793         3,129,930         3,216,787

  Other deposits                                 2,415,870         2,207,425         6,994,747         6,395,360

  Mortgage indebtedness                              2,799             2,959             8,518             8,991

  Federal funds purchased and securities
    sold under agreements to repurchase            152,350             4,532           258,152            68,488
                                               -----------------------------------------------------------------
  TOTAL INTEREST EXPENSE                         3,593,101         3,188,709        10,391,347         9,689,626
                                               -----------------------------------------------------------------
NET INTEREST INCOME                              4,936,477         5,057,084        14,665,745        14,429,651

Provision for losses on loans
                                               -----------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR
 LOSSES ON LOANS                                 4,936,477         5,057,084        14,665,745        14,429,651
                                               -----------------------------------------------------------------

OTHER OPERATING INCOME:

  Trust department income and fees                 145,571           167,637           574,264           515,090

  Service charges on deposit accounts            1,045,344           983,461         2,912,215         2,905,993

  Other service charges, commissions and
   fees                                             67,553            59,730           208,154           205,477

  Gain on securities                                31,849            27,175            57,129           667,788

  Other income                                     286,529           101,537         5,508,989           313,126
                                               -----------------------------------------------------------------
  TOTAL OTHER OPERATING INCOME                 $ 1,576,846       $ 1,339,540       $ 9,260,751       $ 4,607,474
                                               -----------------------------------------------------------------

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (Continued)
                                   (Unaudited)


                                           For The Quarters Ended September 30,   For The Nine Months Ended September 30,
-------------------------------------------------------------------------------------------------------------------------
                                                  1998                1997                1998                1997
-------------------------------------------------------------------------------------------------------------------------
OTHER OPERATING EXPENSE:

  Salaries and employee benefits              $ 2,227,026         $ 1,987,226         $ 6,557,939         $ 5,872,566

  Net occupancy                                   246,710             285,233             724,820             702,255

  Equipment rentals, depreciation and             513,013             421,210           1,499,733           1,238,236
    maintenance

  Other expense                                 1,233,502           1,369,667           4,261,518           3,952,825
                                              -----------------------------------------------------------------------
  TOTAL OTHER OPERATING EXPENSE                 4,220,251           4,063,336          13,044,010          11,765,882
                                              -----------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                      2,293,072           2,333,288          10,882,486           7,271,243

Income taxes                                      713,650             799,820           3,658,410           2,530,430
                                              -----------------------------------------------------------------------
NET INCOME                                    $ 1,579,422         $ 1,533,468         $ 7,224,076         $ 4,740,813
                                              =======================================================================



See Selected Notes to Consolidated Financial Statements.

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)


                                                                               Accumulated
                                                                                     Other
                                   Common                       Undivided    Comprehensive    Comprehensive
                # of Shares         Stock         Surplus         Profits           Income           Income          Total
                ----------------------------------------------------------------------------------------------------------
Balance,
January 1,
1997, as
previously
reported             738,168 $    738,168  $   53,926,262  $    5,428,068 $        261,706                  $   60,354,204

Two-for-one
stock split in
1997                 738,168      738,168       (738,168)
                --------------------------------------------------------------------------                  --------------
Balance,
January 1,
1997, as
restated           1,476,336    1,476,336      53,188,094       5,428,068          261,706                      60,354,204

Comprehen-
sive Income:

Net income                                                      4,740,813                  $      4,740,813      4,740,813

Net
unrealized
gain  on
available for
sale
securities, net
of tax                                                                             312,490          312,490        312,490

Reclassifica-
tion
adjustment
for available
for sale
securities
called or sold
in current
year, net of
tax                                                                              (413,041)        (413,041)      (413,041)
                                                                                           ----------------
Total
comprehen-
sive income                                                                                $      4,640,262
                                                                                           ================
Cash
dividends,
(.58999 per
share)                                                          (871,038)                                        (871,038)
                --------------------------------------------------------------------------                  --------------
Balance,
September
30, 1997           1,476,336 $  1,476,336  $   53,188,094  $    9,297,843 $        161,155                  $   64,123,428
                ==========================================================================                  ==============

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY ( Continued)
                                   (Unaudited)


                                                                               Accumulated
                                                                                     Other
                                   Common                       Undivided    Comprehensive    Comprehensive
                 # of Shares        Stock         Surplus         Profits           Income           Income          Total
                ----------------------------------------------------------------------------------------------------------
Balance,
January 1,
1998               1,476,336 $  1,476,336  $   58,188,094  $    5,924,027 $        183,305                  $   65,771,762

Comprehen-
sive Income:

Net income                                                      7,224,076                  $      7,224,076      7,224,076

Net
unrealized
gain  on
available for
sale
securities, net
of tax                                                                             225,775          225,775        225,775

Reclassifica-
tion
adjustment
for available
for sale
securities
called or sold
in current
year, net of
tax                                                                               (27,015)         (27,015)       (27,015)
                                                                                           ----------------
Total
comprehen-
sive income                                                                                $      7,422,836
                                                                                           ================
Cash
dividends,
( .66 per
share)                                                          (974,382)                                        (974,382)
                --------------------------------------------------------------------------                  --------------
Balance,
September
30, 1998           1,476,336 $  1,476,336  $   58,188,094  $   12,173,721 $        382,065                  $   72,220,216
                ==========================================================================                  ==============



See Selected Notes to Consolidated Financial Statements.

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


For The Nine Months Ended September 30,                         1998                   1997
----------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                              $   7,224,076          $   4,740,813

  Adjustments to reconcile net income to net cash provided by operating activities:

      Gain on sales and calls of securities                     (59,129)              (667,788)

      Gain on sales of other real estate                        (11,478)                (1,999)

      Gain on sale of bank premises                          (5,083,867)

      Depreciation and amortization                           1,139,397              1,000,565

      Provision for losses on other real estate                  44,736                 55,498

      Changes in assets and liabilities:

         Accrued interest receivable                            465,948                705,239

         Other assets                                           179,065                 14,120

         Accrued interest payable                               184,180               (286,205)

         Other liabilities                                    1,484,626                806,576
                                                          ------------------------------------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                   5,567,554              6,366,819
                                                          ------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from maturities and calls of held to
    maturity securities                                      79,795,000             57,975,000

  Investment in held to maturity securities                (102,488,660)           (25,598,894)

  Proceeds from maturities, sales and calls of
    available for sale securities                            23,725,000              2,667,788

  Investment in available for sale securities                  (466,991)               (14,891)

  Loans made                                                (24,297,883)           (11,234,898)

  Proceeds from sale of bank premises                         5,996,754

  Acquisition of premises and equipment                      (6,768,362)            (1,450,748)

  Proceeds from sales of other real estate                      289,077                  2,000

  Federal funds sold                                          2,900,000            (28,550,000)

  Other assets                                                 (442,433)              (138,917)
                                                          ------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                     $ (21,758,498)         $  (6,343,560)
                                                          ------------------------------------

                PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 (Unaudited)


For The Nine Months Ended September 30,                             1998                  1997
-------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Demand and savings deposits, net increase (decrease)         $ (1,305,384)         $ 32,387,537

  Time deposits, net decrease                                    (3,312,403)          (15,363,160)

  Principal payments on notes                                        (9,050)               (8,577)

  Cash dividends                                                   (974,382)             (871,038)

  Federal funds purchased and securities sold under
    agreements to repurchase                                     22,933,242           (16,500,000)
                                                               ----------------------------------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            17,332,023              (355,238)
                                                               ----------------------------------
NET INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS             1,141,079              (331,979)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   20,611,495            26,873,638
                                                               ----------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                       $ 21,752,574          $ 26,541,659
                                                               ==================================



See Selected Notes to Consolidated Financial Statements.

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Nine Months Ended September 30, 1998 and 1997

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

2. The results of operations for the nine months ended September 30, 1998, are not necessarily indicative of the results to be expected for the full year.

3. Per share data is based on the weighted average shares of common stock outstanding of 1,476,336 for the nine months ended September 30, 1998 and 1997.

4. At September 30, 1998 and 1997, the total recorded investment in impaired loans amounted to $638,000 and $772,000. The amount of that recorded investment in impaired loans for which there was no related allowance for loan losses was $638,000 and $722,000 at September 30, 1998 and 1997, respectively.

At September 30, 1998, the average recorded investment in impaired loans was $639,000. During the first nine months of 1998, the Company recognized $10,000 in interest income on impaired loans. During the first nine months of 1998, the Company received $11,000 in interest payments on impaired loans.

5. Transactions in the allowance for loan losses were as follows:


            Balance, January 1, 1998            $        4,434,770
            Recoveries                                     294,893
            Loans charged off                              434,819
                                                ------------------
            Balance, September 30, 1998         $        4,294,844
                                                ==================

6. The Company has defined cash and cash equivalents to include cash and due from banks. The Company paid $10,207,000 and $9,976,000 for the nine months ended September 30, 1998 and 1997, respectively, for interest on deposits and borrowings. Income tax payments totaled $1,920,000 and $2,500,000 for the nine months ended September 30, 1998 and 1997, respectively. Loans transferred to other real estate amounted to $404,000 and $204,000 for the nine months ended September 30, 1998 and 1997, respectively.

7. The income tax effect on the accumulated other comprehensive income was $103,000 and ($52,000) at September 30, 1998 and 1997, respectively.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following presents Management's discussion and analysis of the consolidated financial condition and results of operations of Peoples Financial Corporation and Subsidiaries (the Company) for the nine months ended September 30, 1998 and 1997. These comments highlight the significant events and should be considered in combination with the Consolidated Financial Statements included in this report on Form 10-Q.


OVERVIEW
The significant development during the first nine months of 1998 was the sale of a branch location in Gulfport, MS, for a realized gain, net of taxes, of $3,300,000 for book purposes. The transaction was structured for tax purposes under the provisions of Section 1031 of the Internal Revenue Code so as to qualify most of the transaction for the tax benefits of a like-kind exchange. The proceeds of the transaction were invested in replacement properties, and the exchange was completed on August 4, 1998. The following schedule compares financial highlights for the nine months ended September 30, 1998 and 1997:


For the nine months ended September 30,             1998              1997
------------------------------------------------------------------------------
Net income per share                            $      4.89       $      3.21

Book value per share                            $     48.92       $     43.43

Return on average total assets                         2.10%             1.39%

Return on average shareholders' equity                13.96%            10.16%

Allowance for loan losses as a % of
loans, net of unearned discount                        1.56%             1.78%

FINANCIAL CONDITION

HELD TO MATURITY SECURITIES
Held to maturity securities increased $30 million at September 31, 1998, as compared with September 31, 1997, as a result of the management of the Company's liquidity position. There were no significant realized gains or losses on these investments during the nine months ended September 30, 1998 and 1997, respectively. Gross unrealized gains for held to maturity securities were $1,624,000 and $996,000 and gross unrealized losses for held to maturity securities were $19,000 and $92,000 for the nine months ended September 30, 1998 and 1997, respectively. The following schedule reflects the mix of the held to maturity investment portfolio at September 30, 1998 and 1997:


September 30,                      1998                        1997
-------------------------------------------------------------------------------------
                                  Amount           %          Amount             %
                            ---------------------------------------------------------
U. S. Treasury securities   $    86,247,040      68.70%  $   75,722,218        79.30%
U. S. Government agencies        32,912,848      26.20%      14,045,907        14.70%
States and political
subdivisions                      6,374,153       5.10%       5,726,052         6.00%
                            ---------------------------------------------------------
Totals                      $   125,534,041     100.00%  $   95,494,177       100.00%
                            =========================================================


AVAILABLE FOR SALE SECURITIES
Available for sale securities decreased $26 million at September 30, 1998, as compared with September 30, 1997 as a result of calls and maturities. Gross unrealized gains were $526,000 and $476,000 at September 30, 1998 and 1997, respectively, and gross unrealized losses were $320,000 at September 30, 1997. A gross realized gain of $640,000 was recorded for the nine months ended September 30, 1997, as a result of the sale of shares of common stock of Hibernia Corporation held in the available for sale portfolio. The following schedule reflects the mix of available for sale securities at September 30, 1998 and 1997:


September 30,                         1998                          1997
----------------------------------------------------------------------------------------
                                     Amount            %           Amount            %
                              ----------------------------------------------------------
U. S. Treasury securities     $     4,036,250       16.30%   $    5,963,750       11.70%
U. S. Government agencies          19,013,090       76.80%       44,354,925       87.00%
States and political
subdivisions                        1,080,120        4.40%
Other securities                      641,333        2.50%          641,333        1.30%
                              ----------------------------------------------------------
Totals                        $    24,770,793      100.00%   $   50,960,008      100.00%
                              ==========================================================

FEDERAL FUNDS SOLD
Federal funds sold were $3,250,000 at September 30, 1998, as compared with $28,550,000 at September 30, 1997. This fluctuation is directly related to the liquidity needs of the bank subsidiary.

LOANS
Loans increased $36,000,000 at September 30, 1998, as compared with September 30, 1997, as a result of the increased loan demand in the Company's trade area. The Company anticipates that this increased demand will continue throughout the remainder of 1998. The allowance for loan losses, as a % of loans, net of unearned discount, has decreased from 1.78% at September 30, 1997 to 1.56% at September 30, 1998. Management continues to monitor the volume and quality of its loan portfolio and has determined that the allowance is adequate.

BANK PREMISES AND EQUIPMENT
Bank premises and equipment increased $5,018,000 at September 30, 1998, as compared with September 30, 1997, primarily as a result of the acquisition of hardware and software relating to the data processing conversion that took place in early 1998 and the acquisition of real estate to be used for a new operations center and future branch locations.

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

FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE Federal funds purchased and securities sold under agreements to repurchase increased $23,000,000 at September 30, 1998, as compared with September 30, 1997. This fluctuation is entirely due to the introduction of a new non-deposit product during 1998.

OTHER LIABILITIES
Other liabilities have increased $1,225,000 at September 30, 1998, as compared with September 30, 1997, primarily as the result of deferred taxes on the gain on the sale of property pursuant to a like-kind exchange for tax purposes.

SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY
Strength, security and stability have been the hallmark of the Company since its founding in 1985 and of its bank subsidiary since its founding in 1896. A strong capital foundation is fundamental to the continuing prosperity of the Company and the security of its customers and shareholders. One measure of capital adequacy is the primary capital ratio which was 16.65% at September 30, 1998, as compared with 15.03% at September 30, 1997. These ratios are well above the regulatory minimum of 6.00%. Management continues to emphasize the importance of maintaining the appropriate capital levels of the Company.

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

The following schedule summarizes net interest earnings and net yield on interest earning assets:


         Net Interest Earnings and Net Yield on Interest Earning Assets

Nine Months Ended September 30, (In
thousands, except percentages)                 1998             1997
---------------------------------------------------------------------
Total interest income (1)                    $25,194          $24,282

Total interest expense                        10,391            9,689
                                             ------------------------
  Net interest earnings                      $14,803          $14,593
                                             ========================
Net yield on interest earning assets            4.72%            4.87%
                                             ========================


(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 1998 and 1997.


The schedule on page 15 provides an analysis of the change in total interest income and total interest expense for the nine months ended September 30, 1998 and 1997.

           Analysis of Changes in Interest Income and Interest Expense
                                 (In Thousands)


                                                                                      Attributable To:
                                                                          -----------------------------------------
                            For the Nine     For the Nine
                                  Months           Months
                                   Ended            Ended
                               September        September        Increase                                     Rate/
                                30, 1998         30, 1997      (Decrease)       Volume          Rate         Volume
                         ------------------------------------------------------------------------------------------
INTEREST
INCOME: (1)

Loans (2)                $        18,292  $        16,082  $        2,210 $      2,395  $      (161) $         (24)

Federal funds sold                   338              417            (79)        (138)            88           (29)

Held to maturity:

  Taxable securities               4,754            4,518             236          294          (54)            (4)

  Non-taxable                        174              479           (305)           28         (315)           (18)
    securities

Available for sale:

  Taxable securities               1,391            2,507         (1,116)        (929)         (297)            110

  Non-taxable
    securities                       231                              231          231

  Other securities                    14              279           (265)         (28)         (263)             26
                         ------------------------------------------------------------------------------------------
Total                    $        25,194  $        24,282  $          912 $      1,853  $    (1,002) $           61
                         ==========================================================================================
INTEREST
EXPENSE:
Savings and
negotiable interest
bearing deposits         $         4,137  $         3,838  $          299 $        100  $        194 $            5

Time deposits                      5,987            5,774             213           56           155              2

Federal funds
purchased and
securities sold under
agreements to
repurchase                           258               68             190          260          (15)           (55)

Mortgage
indebtedness                           9                9
                         ------------------------------------------------------------------------------------------
Total                    $        10,391  $         9,689  $          702 $        416  $        334 $         (48)
                         ==========================================================================================


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

OTHER INCOME
During the nine months ended September 30, 1998, the Company realized a gain of $5,083,000 for book purposes as the result of the sale of one of its branch locations, as mentioned previously in the Overview.

LIQUIDITY

Liquidity represents the Company's ability to adequately provide funds to satisfy demands from depositors, borrowers and other commitments by either converting assets to cash or accessing new or existing sources of funds. Management monitors these funds requirements in such a manner as to satisfy these demands and provide the maximum earnings on its earning assets. Deposits, payments of principal and interest on loans, proceeds from maturities of investment securities and earnings on investment securities are the principal sources of funds for the Company. At September 30, 1998, cash and due from banks, investment securities and federal funds sold were 47% of total deposits, as compared with 52% at September 30, 1997.

YEAR 2000 COMPLIANCE

The financial industry will be critically impacted by the advent of the Year 2000. In response to this issue, the Company has established a committee, headed by a Senior Officer of the Company, to review all computer-based systems which includes all operations departments and applications as well as other operational activities. The committee has developed and is in the process of implementing a plan of action, which has been approved by the Board of Directors, to ensure that its computer and information systems will function properly in the Year 2000. This plan incorporates the awareness, assessment, renovation, validation, and implementation phases as directed by the Federal Deposit Insurance Corporation (FDIC).

Renovation of systems for Year 2000 compliance is projected to be completed by December 31, 1998, with final testing to take place in 1999. The Company has budgeted for projected Year 2000 expenses, and, the Company does not expect the costs of achieving Year 2000 compliance to have a material effect on the Company's financial statements. In the event of unforeseen Year 2000 problems, the Company has established a Year 2000 contingency plan, which has been approved by the Board of Directors, that addresses potential Year 2000 issues relating to core application software, trust services software, ATM services and other operational activities.

Based on the Company's status of its implementation, the Company believes that completion of its year 2000 action plan will not materially affect the Company's operations. While the Company has taken steps to insure that its material vendors and customers are Year 2000 compliant, there is no guarantee that the systems of these other companies will be Year 2000 compliant on time. As a result, the Company could be adversely affected by the failure of other companies to become Year 2000 compliant. The potential impact of such a failure cannot be quantified at this time.

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


                          PEOPLES FINANCIAL CORPORATION
                                  (Registrant)


                             Date: November 12, 1998
                                  -------------------------

                            By: /s/ Chevis C. Swetman
                               ----------------------------
                                Chevis C. Swetman
                 Chairman, President and Chief Executive Officer




                             Date: November 12, 1998
                                  -------------------------

                              By: /s/ Lauri A. Wood
                                 --------------------------
                                  Lauri A. Wood
                     Chief Financial Officer and Controller
                  (principal financial and accounting officer)

                              INDEX TO EXHIBITS



Exhibit
Number                             Exhibit
------                             -------
27                Financial Data Schedule
