Form 10-K405
period 1998-12-31
PEOPLES FINANCIAL CORP /MS/
filed 1999-03-24
CIK 770460

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

           For the fiscal year ended December 31, 1998
                                     -------------------------------------------

              Commission File Number 2-98268
                                     -------------------------------------------

                          PEOPLES FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                        Mississippi                    64-0709834
                ---------------------------------------------------------
                (State or other jurisdiction of     (I.R.S. Employer
                incorporation or organization)      Identification number

                 Lameuse and Howard Avenues, Biloxi, Mississippi  39533
              -------------------------------------------------------------
              (Address of principal executive offices)           (Zip code)

                                  228-435-5511
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

                                      NONE
          ------------------------------------------------------------
                              (Title of each class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES   X      NO
                                 ----        ----

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. X
          ----


                             Cover Page 1 of 2 Pages

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1999 was approximately $131,004,000. For purposes of this calculation only, shares held by non-affiliates are deemed to consist of
(a) shares held by all shareholders other than directors and executive officers plus (b) shares held by directors and executive officers as to which beneficial ownership has been disclaimed.

On March 1, 1999 the registrant had outstanding 2,952,672 shares of common stock, par value of $1.00 per share.



                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Stockholders for the year ended December 31, 1998 are incorporated by reference into Parts I, II and III of this report. Portions of the Registrant's Definitive Proxy Statement issued in connection with the Annual Meeting of Shareholders to be held April 14, 1999, are incorporated by reference into Part III of this report.







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

NONBANK SUBSIDIARY

On August 22, 1985, PFC Service Corp. ("PFC") was chartered and began operations as the second wholly-owned subsidiary of Peoples Financial Corporation on October 3, 1985. The purpose of PFC was principally the leasing of automobiles and equipment under direct financing and sales-type leases that expired in various periods through 1993. The Bank acquired all remaining leases from PFC during 1990. PFC is inactive at this time.

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

At December 31, 1998, the Bank employed 212 full-time employees and 33 part-time employees.

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


SUPPLEMENTAL STATISTICAL INFORMATION

Schedules I-A through VII present certain statistical information regarding the Company. This information is not audited and should be read in conjunction with the Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements found at pages 17 - 41 of the 1998 Annual Report to Shareholders.

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

The comments concerning the provision for loan losses and the allowance for loan losses presented in "Management's Discussion and Analysis" at pages 10 - 16 of the 1998 Annual Report to Shareholders are incorporated herein by reference.

RETURN ON EQUITY AND ASSETS

The information under the captions "Five-Year Comparative Summary of Selected Financial Information" on page 9 and "Management's Discussion and Analysis" on pages 10 - 16 of the 1998 Annual Report are incorporated herein by reference.

DIVIDEND PAYOUT

                                              Years Ended December 31,
                                           -----------------------------
                                            1998       1997       1996
                                           -------    -------    -------
Dividend payout ratio                        11.09%     13.69%     12.98%
                                           =======    =======    =======

                                  SCHEDULE I-A

      Distribution of Average Assets, Liabilities and Shareholders' Equity
                         for the Periods Indicated (2)

Years Ended December 31, (In thousands)                    1998       1997       1996
                                                          --------   --------   --------
ASSETS:
Cash and due from financial institutions                  $ 30,547   $ 24,324   $ 24,431
Available for sale securities:
Taxable securities                                          27,202     50,522     52,263
Non-taxable securities                                         790
Other securities                                               641        730        925
Held to maturity securities:
Taxable securities                                         111,257     98,110    143,270
Non-taxable securities                                       6,301      5,838      4,717
Net loans (1)                                              264,047    230,306    219,652
Federal funds sold                                           8,601      9,216     11,032
Other assets                                                21,370     16,802     11,991
                                                          --------   --------   --------
TOTAL ASSETS                                              $470,756   $435,848   $468,281
                                                          ========   ========   ========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Non-interest bearing deposits                             $ 79,028   $ 67,835   $ 66,215
Interest bearing deposits                                  304,617    299,625    339,438
                                                          --------   --------   --------
Total deposits                                             383,645    367,460    405,653
Federal funds purchased and securities sold under
agreements to repurchase                                    11,343      1,624      1,941
Other liabilities                                            5,035      3,931      3,585
                                                          --------   --------   --------
Total liabilities                                          400,023    373,015    411,179
Shareholders' equity                                        70,733     62,833     57,102
                                                          --------   --------   --------
TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY                                                    $470,756   $435,848   $468,281
                                                          ========   ========   ========

(1) Gross loans and discounts, net of unearned income and allowance for loan losses.

(2) All averages are computed on a daily basis with the exception of deposits, which were computed on a monthly basis. Daily averages were not available for deposits.

                                  SCHEDULE I-B
 Average (2) Amount Outstanding for Major Categories of Interest Earning Assets and Interest Bearing Liabilities for the Periods Indicated


Years Ended December 31, (In thousands)                     1998       1997       1996
                                                          --------   --------   --------
INTEREST EARNING ASSETS:
Loans (1)                                                 $268,393   $234,744   $224,231
Federal funds sold                                           8,601      9,216     11,032
Available for sale securities:
Taxable securities                                          27,202     50,522     52,263
Non-taxable securities                                         790
Other securities                                               641        730        945
Held to maturity securities:
Taxable securities                                         111,257     98,110    143,270
Non-taxable securities                                       6,301      5,838      4,717
                                                          --------   --------   --------
TOTAL INTEREST EARNING ASSETS                             $423,185   $399,160   $436,458
                                                          ========   ========   ========

INTEREST BEARING LIABILITIES:
Savings and negotiable interest bearing deposits          $153,839   $161,635   $185,537
Time deposits                                              150,778    137,990    153,901
Federal funds purchased and securities sold
under agreements to repurchase                              11,343      1,624      1,941
Other borrowed funds                                           209        220        232
                                                          --------   --------   --------
TOTAL INTEREST BEARING LIABILITIES                        $316,169   $301,469   $341,611
                                                          ========   ========   ========

(1)  Net of unearned income. Includes nonaccrual loans.

(2) All averages are computed on a daily basis with the exception of deposits, which were computed on a monthly basis. Daily averages were not available for deposits.

                                  SCHEDULE I-C
   Interest Earned or Paid on the Major Categories of Interest Earning Assets and Interest Bearing Liabilities for the Periods Indicated

Years Ended December 31, (In thousands)                     1998       1997      1996
                                                          --------   --------   --------
INTEREST EARNED ON:
Loans (2)                                                 $ 24,412   $ 21,777   $ 20,414
Federal funds sold                                             493        500        582
Available for sale securities:
Taxable securities                                           1,673      3,270      3,343
Non-taxable securities                                          68
Other securities                                                27        297         45
Held to maturity securities:
Taxable securities                                           6,426      5,976      8,460
Non-taxable securities                                         528        628        612
                                                          --------   --------   --------
TOTAL INTEREST EARNED (1)                                 $ 33,627   $ 32,448   $ 33,456
                                                          ========   ========   ========

INTEREST PAID ON:
Savings and negotiable interest bearing
deposits                                                  $  5,457   $  5,091   $  5,951
Time deposits                                                7,968      7,757      8,332
Federal funds purchased and securities
sold under agreements to repurchase                            553         97        110
Other borrowed funds                                            12         12         13
                                                          --------   --------   --------
TOTAL INTEREST PAID                                       $ 13,990   $ 12,957   $ 14,406
                                                          ========   ========   ========

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 1998, 1997 and 1996.

(2) Loan fees of $501, $395 and $334 for 1998, 1997 and 1996, respectively, are included in these figures.

                                  SCHEDULE I-D
          Average Interest Rate Earned or Paid for Major Categories of
           Interest Earning Assets and Interest Bearing Liabilities
                          for the Periods Indicated

Years Ended December 31, (In thousands)                                     1998         1997         1996
                                                                         ----------   ----------   ----------
AVERAGE RATE EARNED ON:

Loans                                                                          9.10%        9.28%        9.10%
Federal funds sold                                                             5.73         5.43         5.28
Available for sale securities:
Taxable securities                                                             6.15         6.47         6.39
Non-taxable securities                                                         8.61
Other securities (2)                                                           4.21        40.70         4.76
Held to maturity securities:
Taxable securities                                                             5.78         6.07         5.90
Non-taxable securities                                                         8.38        10.76        12.97
                                                                         ----------   ----------   ----------
TOTAL (weighted average rate) (1)                                              7.95%        8.13%        7.67%
                                                                         ==========   ==========   ==========

AVERAGE RATE PAID ON:
Savings and negotiable interest bearing
deposits                                                                       3.55%        3.15%        3.21%
Time deposits                                                                  5.28         5.62         5.41
Federal funds purchased and securities
sold under agreements to repurchase                                            4.88         5.97         5.67
Other borrowed funds                                                           5.74         5.43         5.60
                                                                         ----------   ----------   ----------
TOTAL (weighted average rate)                                                  4.42%        4.30%        4.22%
                                                                         ==========   ==========   ==========

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 1998, 1997 and 1996.

(2) In 1997, a dividend of $270 was received on stock held as available for sale at a market value of $640.

                                  SCHEDULE I-E
         Net Interest Earnings and Net Yield on Interest Earning Assets



Years Ended December 31,
 (In thousands except percentages)                         1998       1997       1996
                                                          -------    -------    -------
Total interest income (1)                                 $33,627    $32,448    $33,456
Total interest expense                                     13,990     12,957     14,406
                                                          -------    -------    -------
Net interest earnings                                     $19,637    $19,491    $19,050
                                                          =======    =======    =======
Net yield on interest earning assets                         4.64%      4.88%      4.36%
                                                          =======    =======    =======

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 1998, 1997 and 1996.

                                  SCHEDULE I-F
           Analysis of Changes In Interest Income and Interest Expense
                                 (In thousands)


                                                                                      Attributable to:
                                                                           -----------------------------------
                                                               Increase                                Rate /
                                         1998        1997     (Decrease)    Volume         Rate        Volume
                                      ---------   ---------   ---------    ---------    ---------    ---------
INTEREST INCOME:(1)
Loans (2) (3)                         $  24,412   $  21,777   $   2,635    $   3,122    $    (426)   $     (61)
Federal funds sold                          493         500          (7)         (33)          28           (2)
Available for sale securities:
Taxable securities                        1,673       3,270      (1,597)      (1,509)        (163)          75
Non-taxable securities                       68                      68           68
Other securities                             27         297        (270)         (36)        (266)          32
Held to maturity securities:
Taxable securities                        6,426       5,976         450          801         (309)         (42)
Non-taxable securities                      528         628        (100)          50         (139)         (11)
                                      ---------   ---------   ---------    ---------    ---------    ---------
Total                                 $  33,627   $  32,448   $   1,179    $   2,463    $  (1,275)   $      (9)
                                      =========   =========   =========    =========    =========    =========
INTEREST EXPENSE:
Savings and negotiable
interest bearing deposits             $   5,457   $   5,091   $     366    $    (243)   $     639    $     (30)
Time deposits                             7,968       7,757         211          719         (465)         (43)
Federal funds purchased and
securities sold under
agreements to repurchase                    553          97         456          580          (18)        (106)
Other borrowed funds                         12          12
                                      ---------   ---------   ---------    ---------    ---------    ---------
Total                                 $  13,990   $  12,957   $   1,033    $   1,056    $     156    $    (179)
                                      =========   =========   =========    =========    =========    =========



(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 1998 and 1997.

(2)  Loan fees are included in these figures.

(3)  Includes interest on nonaccrual loans.

           Analysis of Changes in Interest Income and Interest Expense
                                 (In thousands)

                                                                                         Attributable to:
                                                                                -----------------------------------
                                                                    Increase                               Rate /
                                             1997        1996      (Decrease)    Volume        Rate        Volume
                                           ---------   ---------   ---------    ---------    ---------    ---------
INTEREST INCOME:(1)
Loans (2) (3)                              $  21,777   $  20,414   $   1,363    $     957    $     388    $      18
Federal funds sold                               500         582         (82)         (96)          16           (2)
Available for sale securities:
Taxable securities                             3,270       3,343         (73)        (111)          40           (2)
Other securities                                 297          45         252          (10)         339          (77)
Held to maturity securities:
Taxable securities                             5,976       8,460      (2,484)      (2,667)         267          (84)
Non-taxable securities                           628         612          16          145         (105)         (24)
                                           ---------   ---------   ---------    ---------    ---------    ---------
Total                                      $  32,448   $  33,456   $  (1,008)   $  (1,782)   $     945    $    (171)
                                           =========   =========   =========    =========    =========    =========
INTEREST EXPENSE:
Savings and negotiable
interest bearing deposits                  $   5,091   $   5,951   $    (860)   $    (770)   $    (104)   $      14
Time deposits                                  7,757       8,332        (575)        (861)         319          (33)
Federal funds purchased and
securities sold under
agreements to repurchase                          97         110         (13)         (18)           6           (1)
Other borrowed funds                              12          13          (1)          (1)          (1)           1
                                           ---------   ---------   ---------    ---------    ---------    ---------
Total                                      $  12,957   $  14,406   $  (1,449)   $  (1,650)   $     220    $     (19)
                                           =========   =========   =========    =========    =========    =========

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 1997 and 1996.

(2)  Loan fees are included in these figures.

(3)  Includes interest on nonaccrual loans.

                                  SCHEDULE II-A
                              Securities Portfolio
            Book Value of Securities Portfolio at the Dates Indicated




December 31, (In thousands):                      1998       1997       1996
                                                --------   --------   --------
Available for sale securities:

U. S. Government, agency and corporate          $  9,921   $ 46,442   $ 51,921
obligations

States and political subdivisions                  2,275        595

Other securities                                     641        641      1,238
                                                --------   --------   --------
Total                                           $ 12,837   $ 47,678   $ 53,159
                                                ========   ========   ========

Held to maturity securities:

U. S. Government, agency and corporate          $128,175   $ 97,161   $122,090
obligations

States and political subdivisions                  6,549      5,674      5,780
                                                --------   --------   --------
Total                                           $134,724   $102,835   $127,870
                                                ========   ========   ========

                                  SCHEDULE II-B
              Maturity of Securities Portfolio at December 31, 1998
                 And Weighted Average Yields of Such Securities




                                                                    Maturity
                                                     (In thousands except percentage data)
                         --------------------------------------------------------------------------------------------------
                                                       After one but            After five but
                              Within one year         within five years         within ten years          After ten years
                         ----------------------    ----------------------    ---------------------    ---------------------
                          Amount        Yield       Amount        Yield       Amount       Yield       Amount       Yield
                         ---------    ---------    ---------    ---------    ---------   ---------    ---------   ---------
Available for
sale securities:

U. S
Government,
agency and
corporate
obligations              $   2,036         5.59%   $   3,982         5.34%   $   2,920        5.33%   $     983        6.40%

States and
political
subdivisions                                                                     1,562        4.28%         713         5.05%

Other                                                                                                       641         4.21%
                         ---------    ---------    ---------    ---------    ---------   ---------    ---------   ---------
Totals                   $   2,036         5.59%   $   3,982         5.34%   $   4,482        5.02%   $   2,337        5.55%
                         =========    =========    =========    =========    =========   =========    =========   =========

Held to
maturity
securities:

U. S
Government,
agency and
corporate
obligations              $  66,286         5.03%   $  41,853         6.06%   $  20,036        5.64%   $

States and
political
subdivisions                   781         4.99%       1,635         6.30%       2,371        5.58%       1,762        5.35%
                         ---------    ---------    ---------    ---------    ---------   ---------    ---------   ---------
Totals                   $  67,067         5.03%   $  43,488         6.07%   $  22,407        5.63%   $   1,762        5.35%
                         =========    =========    =========    =========    =========   =========    =========   =========



Note: The weighted average yields are calculated on the basis of cost. Average yields on investments in states and political subdivisions are based on their contractual yield.

                                 SCHEDULE III-A
                                 Loan Portfolio
                          Loans by Type Outstanding (1)



December 31, (In thousands):            1998       1997       1996       1995       1994
                                      --------   --------   --------   --------   --------
Real estate, construction             $ 24,836   $ 14,819   $ 14,704   $ 16,473   $ 14,056

Real estate, mortgage                  179,123    154,653    137,766    138,254    131,584

Loans to finance agricultural
production and other loans
to farmers                              13,493     12,501     10,483      9,962     11,259

Commercial and industrial
loans                                   49,633     50,224     48,057     39,228     42,505

Loans to individuals for
household, family and other
consumer expenditures                   15,717     13,125     11,179     11,903     13,114

Obligations of states and
political subdivisions                   6,809      5,257      4,496      5,469      6,752

All other loans                          1,904      1,219      1,824      2,780      3,572
                                      --------   --------   --------   --------   --------
Totals                                $291,515   $251,798   $228,509   $224,069   $222,842
                                      ========   ========   ========   ========   ========


(1)  No foreign debt outstanding.

                                 SCHEDULE III-B
                    Maturities and Sensitivity to Changes in
          Interest Rates of the Loan Portfolio as of December 31, 1998




                                                                 Maturity (In thousands)
                                             --------------------------------------------------------------
                                                          Over one year
                                          One year or         through 5
                                                 less             years        Over 5 years          Total
                                             --------          --------          --------          --------
Loans:

Real estate, construction                    $ 18,627          $  4,288          $  1,921          $ 24,836

Real estate, mortgage                          39,979           125,672            13,472           179,123

Loans to finance
agricultural production and
other loans to farmers                         12,937               556                              13,493

Commercial and industrial
loans                                          28,493            20,335               805            49,633

Loans to individuals for
household, family and
other consumer
expenditures                                    7,014             8,659                44            15,717

Obligations of states and
political subdivisions                          4,280               986             1,543             6,809

All other loans                                   878             1,026                               1,904
                                             --------          --------          --------          --------
Totals                                       $112,208          $161,522          $ 17,785          $291,515
                                             ========          ========          ========          ========

Loans with pre-determined
interest rates                               $ 49,496          $ 84,834          $  7,217          $141,547

Loans with floating
interest rates                                 62,712            76,688            10,568           149,968
                                             --------          --------          --------          --------
Totals                                       $112,208          $161,522          $ 17,785          $291,515
                                             ========          ========          ========          ========

                                 SCHEDULE III-C
                              Non-Performing Loans



December 31, (In thousands):                        1998              1997              1996              1995              1994
                                                  --------          --------          --------          --------          --------
Loans accounted for on a
non-accrual basis (1)                             $    490          $  1,167          $    546          $    610          $    138

Loans which are contractually
past due 90 or more days as to
interest or principal payment,
but are not included above                             718             2,882             3,026               146               474




(1) The Bank places loans on a nonaccrual status when, in the opinion of Management, they possess sufficient uncertainty as to timely collection of interest or principal so as to preclude the recognition in reported earnings of some or all of the contractual interest. The amount of interest that would have been earned on these loans had they been on accrual during 1998 was approximately $19. The Bank did receive $22 in interest payments during 1998 so that the net effect of recording income on nonaccrual loans on the cash basis was to reduce interest income by approximately $3 in 1998.

                                  SCHEDULE IV-A
                          Summary of Loan Loss Expenses
                      (In thousands except percentage data)

                                         1998                 1997                 1996                 1995                1994
                                      ---------            ---------            ---------            ---------           ---------
Average amount of loans
outstanding (1)                       $ 268,393            $ 234,744            $ 224,231            $ 224,819           $ 198,044
                                      =========            =========            =========            =========           =========
Balance of allowance for loan
losses at the beginning of period     $   4,435            $   4,523            $   4,353            $   4,901           $   5,100
Loans charged-off:
Commercial, financial and
agricultural                                406                  379                   77                  601                  79
Consumer and other                           60                   56                   62                  101                  58
                                      ---------            ---------            ---------            ---------           ---------
Total loans charged-off                     466                  435                  139                  702                 137
Recoveries of loans previously
charged-off:
Commercial, financial and
agricultural                                361                  294                  403                   63                 142
Consumer and other                           52                   53                   56                   91                  96
                                      ---------            ---------            ---------            ---------           ---------
Total recoveries                            413                  347                  459                  154                 238
                                      ---------            ---------            ---------            ---------           ---------
Net loans (recovered)  charged-              53                   88                 (320)                 548                (101)
off
Provision for (reduction of) loan
losses charged to operating
expense                                                                              (150)                                    (300)
                                      ---------            ---------            ---------            ---------           ---------
Balance of allowance for
loan losses at end of period          $   4,382            $   4,435            $   4,523            $   4,353           $   4,901
                                      =========            =========            =========            =========           =========
Ratio of net charge-offs during
period to average loans
outstanding                                0.02%                0.04%               (0.14)%               0.24%              (0.05)%
                                      =========            =========            =========            =========           =========

(1)  Net of unearned income.

                                  SCHEDULE IV-B
                   Allocation of the Allowance for Loan Losses

                                1998                  1997                 1996                   1995                 1994
                        -------------------   -------------------   -------------------   -------------------   -------------------

                                                                                % of
                                    % of                   % of                 Loans                 % of                   % of
                                    Loans                  Loans                 to                   Loans                  Loans
Balance at December                to Total               to Total              Total                to Total               to Total
  31, ( In thousands)    Amount     Loans      Amount      Loans     Amount     Loans      Amount     Loans      Amount      Loans
                        --------   --------   --------   --------   --------   --------   --------   --------   --------   --------
Real estate,
construction            $    292          9   $    296          6   $    294          6   $    329          7   $    281          6

Real estate,
mortgage                   2,674         61      2,706         61      2,755         60      2,765         62      2,561         59

Loans to finance
agricultural
production and
other loans to
farmers                      247          5        250          5        210          5        199          4        225          5

Commercial and
industrial loans             868         17        878         20        961         21        785         18      1,250         19

Loans to individuals
for household,
family and other
consumer
expenditures                 259          5        262          5        223          5        238          5        262          6

Obligations of states
and political
subdivisions                 -0-          2        -0-          2        -0-          2        -0-          3        -0-          3

All other loans               23          1         24          1         36          1         18          1         71          2

Unallocated                   19        N/A         19        N/A         44        N/A         19        N/A        251        N/A
                        --------   --------   --------   --------   --------   --------   --------   --------   --------   --------
Totals                  $  4,382        100   $  4,435        100   $  4,523        100   $  4,353        100   $  4,901        100
                        ========   ========   ========   ========   ========   ========   ========   ========   ========   ========

                                   SCHEDULE V
                  Summary of Average Deposits and Their Yields


                                  1998                   1997                   1996
                           -------------------    -------------------    -------------------
Years Ended December
 31, (In thousands
except for percentage
data)                       Amount     Rate        Amount     Rate       Amount      Rate
                           --------   --------    --------   --------    --------   --------
Demand deposits in
domestic offices           $ 79,028        N/A    $ 67,835        N/A    $ 66,215        N/A

Negotiable interest
bearing deposits
in domestic offices         127,191       3.64%    126,108       3.43%    149,314       3.44%

Savings deposits in
domestic offices             26,648       3.09%     35,527       2.18%     36,223       2.25%

Time deposits in
domestic offices            150,778       5.28%    137,990       5.62%    153,901       5.41%
                           --------   --------    --------   --------    --------   --------
Total deposits             $383,645       3.50%   $367,460       3.50%   $405,653       3.52%
                           ========   ========    ========   ========    ========   ========

Certificates of deposit outstanding in amounts $100,000 or more (in thousands) by the amount of time remaining until maturity as of December 31, 1998, are as follows:



                        Remaining maturity:

                        3 months or less                               $              38,320

                        Over 3 through 6 months                                       18,807

                        Over 6 months through 12 months                                9,295

                        Over 12 months                                                 1,658
                                                                       ---------------------
                        Total                                          $              68,080
                                                                       =====================

                                   SCHEDULE VI
                              Short Term Borrowings
                      (In thousands except percentage data)


                                                        1998          1997          1996
                                                     ----------    ----------    ----------
Amount outstanding at December 31,                   $   28,151                  $   16,500

Weighted average interest rate at
December 31,                                               4.11%          N/A          6.00%

Maximum outstanding at any month-end
during year                                          $   28,151    $    9,325    $   16,500

Average amount outstanding during year               $   11,343    $    1,624    $    1,941

Weighted average interest rate                             4.88%         5.97%         5.67%



Note: Short term borrowings include federal funds purchased from other banks and securities sold under agreements to repurchase.

                                  SCHEDULE VII
                        Interest Sensitivity/Gap Analysis


December 31, 1998 (In                   0 - 3         4 - 12        1 - 5        Over 5
thousands)                              Months        Months        Years        Years        Total
                                      ---------     ---------     ---------    ---------    ---------
ASSETS:
Loans (1)                             $  44,898     $  67,268     $ 161,074    $  17,785    $ 291,025

Available for sale securities                           2,036         3,982        6,819       12,837

Held to maturity securities              30,933        34,097        62,853        6,841      134,724
                                      ---------     ---------     ---------    ---------    ---------
Total assets                          $  75,831     $ 103,401     $ 227,909    $  31,445    $ 438,586
                                      =========     =========     =========    =========    =========

FUNDING SOURCES:

Interest bearing deposits             $ 236,698     $  58,026     $  10,609    $            $ 305,333

Long-term funds                               3            10            59          131          203
                                      ---------     ---------     ---------    ---------    ---------
Total funding sources                 $ 236,701     $  58,036     $  10,668    $     131    $ 305,536
                                      =========     =========     =========    =========    =========

REPRICING/MATURITY
 GAP:

Period                                $(160,870)    $  45,365     $ 217,241    $  31,314

Cumulative                             (160,870)     (115,505)      101,736      133,050

Period Gap/Total Assets                  (36.68)%       10.34%        49.53%        7.14%

Cumulative Gap/Total                     (36.68)%      (26.34)%       23.19%       30.33%

Assets

(1) Amounts stated include fixed and variable rate investments of the balance sheet that are still accruing interest. Variable rate instruments are included in the next period in which they are subject to a change in rate. The principal portions of scheduled payments on fixed rate instruments are included in periods in which they become due or mature.

ITEM 2 - PROPERTIES

The principal properties of the Company are its 13 business locations, including the Main Office, which is located at 152 Lameuse Street in Biloxi, MS. All such properties are owned by the Company. The operations center is subject to a mortgage from the Small Business Administration. The address of the Main Office and branch locations are listed on page 44 of the Annual Report to Shareholders.

ITEM 3 - LEGAL PROCEEDINGS

The information included in Note J to the Consolidated Financial Statements included in the 1998 Annual Report to Shareholders is incorporated herein by reference.

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

None.


                                     PART II

ITEM 5 - MARKET INFORMATION

The information provided on page 2 of the 1998 Annual Report is incorporated herein by reference.

ITEM 6 - SELECTED FINANCIAL DATA

The information under the caption "Five Year Comparative Summary of Selected Financial Information" on page 9 of the 1998 Annual Report is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 10 - 16 of the 1998 Annual Report is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The following consolidated financial statements of the Company and consolidated subsidiaries and the independent auditors' report appearing on pages 17 - 42 of the 1998 Annual Report are incorporated herein by reference:

Consolidated Statements of Condition on pages 17 and 18

Consolidated Statements of Income on page 19

Consolidated Statements of Shareholders' Equity on pages 20 - 21

Consolidated Statements of Cash Flows on page 22

Notes to Consolidated Financial Statements on pages 23 - 41

Independent Auditors' Report on page 42


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information in Sections II and VIII contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 14, 1999, which was filed by the Company in definitive form with the Commission on March 9, 1999, is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

The information in Section V contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 14, 1999, which was filed by the Company in definitive form with the Commission on March 9, 1999, is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information in Sections III and IV contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 14, 1999, which was filed by the Company in definitive form with the Commission on March 9, 1999, is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information in Sections V, VI, VII and VIII contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 14, 1999, which was filed by the Company in definitive form with the Commission on March 9, 1999, and is incorporated herein by reference.


                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Index of Financial Statements:

        See Item 8.

(a) 2. Index of Financial Schedules:

        All other schedules have been omitted as not applicable or not required or because the information has been included in the financial statements or applicable notes.

(a) 3. Index of Exhibits:

                                                 Incorporated by
                                                  Reference to                                                Exhibit
                                                 Registration or        Form of                              Number in
                       Description                 File Number          Report         Date of Report          Report
             ----------------------------------------------------------------------------------------------------------
(3.1)        Articles of                            33-15595             10-K              12/31/93          3.1
             Incorporation

(3.2)        By-Laws                                33-15595             10-K              12/31/93          3.2

                                                 Incorporated by
                                                  Reference to                                                Exhibit
                                                 Registration or        Form of                              Number in
                       Description                 File Number          Report         Date of Report          Report
             ----------------------------------------------------------------------------------------------------------
(10.1)       Description of Automobile                  33-15595         10-K              12/31/88             10.1
             Plan

(10.2)       Description of Directors'                  33-15595         10-K              12/31/88             10.2
             Deferred Income Plan

(10.3)       Description of Executive                   33-15595         10-K              12/31/88             10.3
             Supplemental Plan

(10.4)       Split-Dollar Insurance                     33-15595         10-K              12/31/93             10.4
             Agreement

(10.5)       Deferred Compensation  Plan                33-15595         10-K              12/31/93             10.5

(13)         Annual Report to
             Shareholders for year ended
             December 31, 1998 * (C)

(21)         Proxy Statement for Annual
             Meeting of Shareholders to
             be held April 14, 1999

(22)         Subsidiaries of the                        33-15595         10-K              12/31/88             22
             registrant

(23)         Consent of Certified Public
             Accountants *

(27)         Financial Data Schedule *



(b) No report on Form 8-K was filed during the fourth quarter of the year ended December 31, 1998.

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

                          PEOPLES FINANCIAL CORPORATION
                                  (Registrant)

                       Date:         March 24, 1999
                              ----------------------------------------

                    BY:           /s/ Chevis C. Swetman
                        ----------------------------------------------
                      Chevis C. Swetman, Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



BY:       /s/ Drew Allen                                  BY:            /s/ Chevis C. Swetman
    -----------------------------------                       -----------------------------------
Date:     March 24, 1999                                 Date:              March 24, 1999
    -----------------------------------                       -----------------------------------
              Drew Allen                                                 Chevis C. Swetman
              Director                                        President, Chief Executive Officer and
                                                                            Director

BY:       /s/ William A. Barq                             BY:             /s/ F. Walker Tucei
    -----------------------------------                       -----------------------------------
Date:        March 24, 1999                              Date:            March 24, 1999
    -----------------------------------                       -----------------------------------
             William A. Barq                                                F. Walker Tucei
                Director                                                       Director

BY:      /s/ Andy Carpenter                               BY:          /s/ Lauri A. Wood
    -----------------------------------                       -----------------------------------
Date:       March 24, 1999                               Date:          March 24, 1999
    -----------------------------------                       -----------------------------------
               Andy Carpenter                                             Lauri A. Wood
   Executive Vice President and Director                    Principal Financial and Accounting Officer

                                INDEX TO EXHIBIT

                                                 Incorporated by
                                                  Reference to                                                Exhibit
                                                 Registration or        Form of                              Number in
                       Description                 File Number          Report         Date of Report          Report
             ----------------------------------------------------------------------------------------------------------
(3.1)        Articles of                            33-15595             10-K              12/31/93          3.1
             Incorporation

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

(10.2)       Description of Directors'              33-15595             10-K              12/31/88         10.2
             Deferred Income Plan

(10.3)       Description of Executive               33-15595             10-K              12/31/88         10.3
             Supplemental Plan

(10.4)       Split-Dollar Insurance                 33-15595             10-K              12/31/93         10.4
             Agreement

(10.5)       Deferred Compensation  Plan            33-15595             10-K              12/31/93         10.5

(13)         Annual Report to
             Shareholders for year ended
             December 31, 1998 * (C)

(21)         Proxy Statement for Annual
             Meeting of Shareholders to
             be held April 14, 1999

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