Form 10-Q
period 1999-03-31
PEOPLES FINANCIAL CORP /MS/
filed 1999-05-10
CIK 770460

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (D) OF THE  SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       or

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

                     Yes [X]                   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date. Peoples Financial Corporation has only one class of common stock authorized. At May 1, 1999, there were 15,000,000 shares of $1 par value common stock authorized, and 2,952,672 shares issued and outstanding.

                                     PART I
                              FINANCIAL INFORMATION
                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

March 31, December 31, and March 31,                     1999              1998             1998
------------------------------------                 -------------    -------------    -------------
ASSETS
  Cash and due from banks                            $  33,604,597    $  30,359,600    $  31,734,134
  Held to maturity securities, market value of
    $141,009,000 - March 31, 1999;
    $135,924,000 - December 31, 1998;
    $110,530,000 - March 31, 1998                      140,496,326      134,723,695      109,582,619
  Available for sale securities, at market value        13,552,954       12,836,885       32,527,199
  Federal funds sold                                    48,950,000                        13,050,000
  Loans                                                290,682,700      291,514,748      265,041,695
    Less: Unearned income                                    9,804            1,850            5,141
          Allowance for loan losses                      4,386,613        4,382,157        4,188,099
                                                     -------------    -------------    -------------
    Loans, net                                         286,286,283      287,130,741      260,848,455

  Bank premises and equipment, net of
    accumulated depreciation of $9,320,00
    March 31, 1999; $8,930,000 - December
    31, 1998; and $7,864,000 - March 31, 1998           16,681,731       15,923,450       10,810,758
  Other real estate                                        154,810          274,280          456,992
  Accrued interest receivable                            2,806,901        3,128,279        3,059,637
  Other assets                                           3,841,791        3,794,213        7,268,375
  Intangible assets                                                                          118,366
                                                     -------------    -------------    -------------
TOTAL ASSETS                                         $ 546,375,393    $ 488,171,143    $ 469,456,535
                                                     =============    =============    =============

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)
                                   (Unaudited)


March 31, December 31, and March 31,                  1999             1998              1998
------------------------------------              -------------    -------------     -------------
LIABILITIES & SHAREHOLDERS' EQUITY
LIABILITIES:
  Deposits:
    Demand, non-interest bearing                  $  94,344,254    $  76,268,636     $  77,470,454
    Savings and demand, interest bearing            190,964,105      167,120,669       182,263,872
    Time, $100,000 or more                           77,118,568       68,080,406        71,456,166
    Other time deposits                              67,888,699       70,132,525        63,133,320
                                                  -------------    -------------     -------------
    Total deposits                                  430,315,626      381,602,236       394,323,812
  Accrued interest payable                              836,750          924,172           735,661
  Federal funds purchased and securities sold
    under agreements to repurchase                   35,974,861       28,050,780           310,759
  Notes payable                                         199,805          202,946           212,118
  Other liabilities                                   4,520,581        3,845,616         4,170,307
                                                  -------------    -------------     -------------
  TOTAL LIABILITIES                                 471,847,623      414,625,750       399,752,657
SHAREHOLDERS' EQUITY:
  Common Stock, $1 par value, 15,000,000 share
    authorized, 2,952,672 shares issued and
    outstanding at March 31, 1999, December
    31, 1998 and March 31, 1998, after
    giving retroactive effect to two for one
    stock split effective November 16, 1998           2,952,672        2,952,672         2,952,672
  Surplus                                            63,711,758       63,711,758        56,711,758
  Undivided profits                                   7,636,807        6,739,151         9,826,584
  Unearned compensation                                                 (160,900)
  Accumulated other comprehensive income                226,533          302,712           212,864
                                                  -------------    -------------     -------------
  TOTAL SHAREHOLDERS' EQUITY                         74,527,770       73,545,393        69,703,878
                                                  -------------    -------------     -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $ 546,375,393    $ 488,171,143     $ 469,456,535
                                                  =============    =============     =============



See Selected Notes to Consolidated Financial Statements.

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


For the Quarters Ended March 31,                              1999          1998
-------------------------------                            -----------   -----------
INTEREST INCOME:
  Interest and fees on loans                               $ 6,116,045   $ 5,928,337
  Interest and dividends on investments:
    U. S. Treasury                                           1,182,984     1,232,656
    U. S. Government agencies and corporations                 631,544       866,147
    States and political subdivisions                          113,888        57,602
    Other investments                                           84,375
  Interest on federal funds sold                               173,961        99,440
                                                           -----------   -----------
  TOTAL INTEREST INCOME                                      8,302,797     8,184,182
                                                           -----------   -----------
INTEREST EXPENSE:
  Time deposits of $100,000 or more                            926,278     1,017,914
  Other deposits                                             2,321,769     2,235,122
  Mortgage indebtedness                                          2,716         2,880
  Federal funds purchased and securities sold under
    agreements to repurchase                                   281,937        60,613
                                                           -----------   -----------
  TOTAL INTEREST EXPENSE                                     3,532,700     3,316,529
                                                           -----------   -----------
NET INTEREST INCOME                                          4,770,097     4,867,653
Provision for losses on loans                                   30,000
                                                           -----------   -----------
NET INTEREST INCOME AFTER PROVISION FOR LOSSES ON LOANS    $ 4,740,097   $ 4,867,653
                                                           -----------   -----------

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (Continued)
                                   (Unaudited)


For the Quarters Ended March 31,                        1999          1998
--------------------------------                    -----------   -----------
OTHER OPERATING INCOME:
  Trust department income and fees                  $   280,415   $   205,121
  Service charges on deposit accounts                 1,164,264       878,166
  Other service charges, commissions and fees            56,178        71,503
  Other income                                          107,926     5,129,578
  Gain on securities                                                   21,845
                                                    -----------   -----------
  TOTAL OTHER OPERATING INCOME                        1,608,783     6,306,213
                                                    -----------   -----------
OTHER OPERATING EXPENSE:
  Salaries and employee benefits                      2,397,291     2,174,982
  Net occupancy                                         244,953       253,902
  Equipment rentals, depreciation and maintenance       575,274       501,560
  Other expense                                         896,598     1,620,601
                                                    -----------   -----------
  TOTAL OTHER OPERATING EXPENSE                       4,114,116     4,551,045
                                                    -----------   -----------
INCOME BEFORE INCOME TAXES                            2,234,764     6,622,821
Income taxes                                            776,100     2,262,600
                                                    -----------   -----------
NET INCOME                                          $ 1,458,664   $ 4,360,221
                                                    ===========   ===========


See Selected Notes to Consolidated Financial Statements.

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                                        Accumu-
                                                                                         lated
                                                                                         Other
                        # of                                              Unearned      Compre-
                       Common     Common                      Undivided   Compensa-     hensive      Comprehen-
                       Shares      Stock       Surplus         Profits      tion         Income     sive Income       Total
                     ---------  -----------  ------------    -----------  ---------    ---------    -----------    ------------
BALANCE,
JANUARY 1,
1998, AS
PREVIOUSLY
REPORTED             1,476,336  $ 1,476,336  $ 58,188,094    $ 5,924,027  $     -0-    $ 183,305                   $ 65,771,762
Two-for-one
stock split in
1998                 1,476,336    1,476,336    (1,476,336)
                     ---------  -----------  ------------    -----------  ---------    ---------                   ------------

BALANCE,
JANUARY 1,
1998, AS
RESTATED             2,952,672    2,952,672    56,711,758      5,924,027        -0-      183,305                     65,771,762

Comprehensive
   Income:
Net income                                                     4,360,221                            $ 4,360,221       4,360,221

Net unrealized
loss on
available for
sale securities,
net of tax                                                                                53,509         53,509          53,509

Reclassification
adjustment
for available
for sale
securities
called or sold
in current
year, net of tax                                                                         (23,950)       (23,950)        (23,950)
                                                                                                    -----------
Total
comprehensive
income                                                                                              $ 4,389,780
                                                                                                    ===========
Cash
dividends
(.155 per
share)                                                          (457,664)                                              (457,664)
                     ---------  -----------  ------------    -----------  ---------    ---------                   ------------
BALANCE,
MARCH 31,
1998                 2,952,672  $ 2,952,672  $ 56,711,758    $ 9,826,584  $     -0-    $ 212,864                   $ 69,703,878
                     =========  ===========  ============    ===========  =========    =========                   ============

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)
                                   (Unaudited)

                                                                                           Accumu-
                                                                                           lated
                                                                                           Other
                     # of                                                   Unearned       Compre-
                    Common         Common                     Undivided     Compensa-      hensive     Comprehen-
                    Shares         Stock        Surplus        Profits       tion          Income     sive Income        Total
                   ---------    -----------   -------------  -----------  -----------   -----------   ------------    -------------
BALANCE,
JANUARY 1,
1999               2,952,672    $ 2,952,672   $  63,711,758  $ 6,739,151  $ (160,900)   $   302,712                   $  73,545,393

Comprehensive
Income:

Net income                                                     1,458,664                              $  1,458,664        1,458,664

Net unrealized
gain on
available for
sale securities,
net of tax                                                                                  (76,057)       (76,057)         (76,057)

Reclassifica-
tion adjustment
for available
for sale
securities
called in
current year,
net of tax                                                                                     (122)          (122)            (122)
                                                                                                      ------------
Total
comprehensive
income                                                                                                $  1,382,485
                                                                                                      ============
Allocation of
ESOP shares                                                                  160,900                                        160,900

Cash
dividends
($ .19 per
share)                                                          (561,008)                                                  (561,008)
                   ---------    -----------   -------------  -----------  -----------   -----------                   -------------
BALANCE,
MARCH 31,
1999               2,952,672    $ 2,952,672   $  63,711,758  $ 7,636,807  $       -0-   $   226,533                   $  74,527,770
                   =========    ===========   =============  ===========  ===========   ===========                   =============


See Selected Notes to Consolidated Financial Statements.

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

For the Quarters Ended March 31,                                    1999               1998
--------------------------------                                -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                    $   1,458,664       $   4,360,221
  Adjustments to reconcile net income to net cash provided
     by operating activities:
      Gain on sales and calls of securities                                               (21,845)
      Gain on sales of other real estate                             (449,530)            (29,851)
      Gain on sale of bank premises                                                    (5,083,867)
      Depreciation and amortization                                   383,459             341,031
      Provision for losses on other real estate                                             8,779
      Changes in assets and liabilities:
        Accrued interest receivable                                   321,378             560,280
        Other assets                                                  135,511            (724,395)
        Accrued interest payable                                      (87,422)              8,898
        Other liabilities                                             718,745           1,680,226
                                                                -------------       -------------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                        2,480,805           1,099,477
                                                                -------------       -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities and calls of held to maturity
       securities                                                  33,040,000          25,050,000
  Investment in held to maturity securities                       (38,812,631)        (31,796,714)
  Proceeds from maturities, sales and calls of available for
       sale securities                                              1,112,622          15,226,174
  Investment in available for sale securities                      (1,948,650)             (4,943)
  Proceeds from sales of other real estate                            569,000             140,450
  Loans, net (increase) decrease                                    1,005,358         (13,550,973)
  Acquisition of premises and equipment                            (1,141,740)           (610,565)
  Federal funds sold                                              (48,950,000)         (6,900,000)
  Other assets                                                       (183,089)            850,631
                                                                -------------       -------------
NET CASH USED IN INVESTING ACTIVITIES                           $ (55,309,130)      $ (11,595,940)
                                                                -------------       -------------

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)

For the Quarters Ended March 31,                              1999            1998
--------------------------------                          ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Demand and savings deposits, net increase               $ 41,928,831     $ 31,654,230
  Time deposits, net increase (decrease)                     6,784,559       (9,885,247)
  Principal payments on notes                                   (3,141)          (2,976)
  Cash dividends                                              (561,008)        (457,664)
  Federal funds purchased and securities sold under
        agreements to repurchase, net increase               7,924,081          310,759
                                                          ------------     ------------
 NET CASH PROVIDED BY FINANCING ACTIVITIES                  56,073,322       21,619,102
                                                          ------------     ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                    3,244,997       11,122,639
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              30,359,600       20,611,495
                                                          ------------     ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                  $ 33,604,597     $ 31,734,134
                                                          ============     ============


See Selected Notes to Consolidated Financial Statements.

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Quarters Ended March 31, 1999 and 1998

1. The accompanying unaudited consolidated financial statements have been prepared with the accounting policies in effect as of December 31, 1998 as set forth in the Notes to the Consolidated Financial Statements of Peoples Financial Corporation and Subsidiaries (the Company). In the opinion of Management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included and are of a normal recurring nature.

The accompanying unaudited consolidated financial statements have been prepared also in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2. The results of operations for the quarter ended March 31, 1999, are not necessarily indicative of the results to be expected for the full year.

3. Per share data is based on the weighted average shares of common stock outstanding of 2,952,672 for the quarters ended March 31, 1999 and 1998.

4. At March 31, 1999 and 1998, the total recorded investment in impaired loans amounted to $473,000 and $1,277,000, respectively. The amount of that recorded investment in impaired loans for which there was a related allowance for loan losses was $107,000 at March 31, 1998. The amount of that recorded investment in impaired loans for which there was no related allowance for loan losses was $473,000 and $1,170,000 at March 31, 1999 and 1998, respectively. At March 31,
1999, the average recorded investment in impaired loans was $473,000. During the first quarter of 1999, the Company recognized $3,000 in interest income on impaired loans. During the first quarter of 1999, the Company received $3,000 in interest payments on impaired loans.

5. Transactions in the allowance for loan losses were as follows:


       Balance, January 1, 1999             $  4,382,157
       Provision for loan losses                  30,000
       Recoveries                                 19,047
       Loans charged off                         (44,591)
                                            ------------
       Balance, March 31, 1999              $  4,386,613
                                            ============

6. The Company has defined cash and cash equivalents to include cash and due from banks. The Company paid $3,620,000 and $3,308,000 for the quarters ended March 31, 1999 and 1998, respectively, for interest on deposits and borrowings. Income tax payments totaled $125,000 and $68,000 during the quarters ended March 31, 1999 and 1998, respectively. Loans transferred to other real estate amounted to $64,000 for the quarter ended March 31, 1998. The Company acquired banking premises in the amount of $1,959,000 during the quarter ended March 31, 1998, as a result of a like-kind exchange. The Company recorded a receivable of $4,037,000 relating to the like-kind exchange.

7. The income tax effect on the accumulated other comprehensive income was $(39,000) and $15,000 at March 31, 1999 and 1998, respectively.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following presents Management's discussion and analysis of the consolidated financial condition and results of operations of Peoples Financial Corporation and Subsidiaries (the Company) for the quarters ended March 31, 1999 and 1998. These comments highlight the significant events and should be considered in combination with the Consolidated Financial Statements included in this report on Form 10-Q.

OVERVIEW
The significant development during the first quarter of 1999 was the sale of other real estate at a gain, for book purposes, of $293,000, net of taxes.

  The following schedule compares financial highlights for the quarters ended March 31, 1999 and 1998:

For the quarters ended March 31,                          1999          1998
--------------------------------                       ---------      ---------
Net income per share                                   $    0.49      $    1.48
Book value per share                                   $   25.24      $   23.61
Return on average total assets                             1.12%           3.80%
Return on average shareholders' equity                     7.87%          25.78%
Allowance for loan losses as a % of                        1.51%           1.58%
loans, net of unearned discount

FINANCIAL CONDITION

HELD TO MATURITY SECURITIES
Held to maturity securities increased $ 30,914,000 at March 31, 1999, as a result of the management of the Company's liquidity position. As funds were available either from the maturity of available for sale securities or the increase in deposits, they were invested in short term U. S. Treasury and U. S. Government Agency securities, which have been classified as held to maturity. Gross unrealized gains for held to maturity securities were $942,000 and $1,071,000 and gross unrealized losses for held to maturity securities were $429,000 and $124,000 at March 31, 1999 and 1998, respectively. The following schedule reflects the mix of the held to maturity investment portfolio at March 31, 1999 and 1998:


March 31,                                    1999                         1998
---------                         -----------------------      --------------------------
                                     Amount         %             Amount           %
                                  ------------  ---------      -------------  -----------
U. S. Treasury securities         $ 91,227,812      64.90%     $  83,524,907        76.20%
U. S. Government
agencies                            42,334,589      30.10%        20,428,947        18.60%
States and political
   subdivisions                      6,933,925       5.00%         5,628,765         5.20%
                                  ------------  ---------      -------------    ---------
Totals                            $140,496,326     100.00%     $ 109,582,619       100.00%
                                  ============  =========      =============    =========


AVAILABLE FOR SALE SECURITIES
Available for sale securities decreased $18,974,000 in the management of the Company's liquidity position, as discussed above. Gross unrealized gains were $492,000 and $467,000 and gross unrealized losses were $154,000 and $147,000 at March 31, 1999 and 1998, respectively. The following schedule reflects the mix of available for sale securities at March 31, 1999 and 1998:


March 31,                                        1999                       1998
---------                             -----------------------   -----------------------
                                         Amount         %          Amount          %
                                     -------------   --------   -------------   -------
U. S. Treasury Securities            $   3,975,994      29.30%  $   3,995,940     12.30%
U. S. Government
agencies                                 5,718,981      42.20%     27,311,840     84.00%
States and political
subdivisions                             3,216,646      23.70%        578,086      1.80%
Other securities                           641,333       4.80%        641,333      1.90%
                                     -------------   --------   -------------   -------
Totals                               $  13,552,954     100.00%  $  32,527,199    100.00%
                                     =============   ========   =============   =======

FEDERAL FUNDS SOLD
Federal funds sold were $48,950,000 at March 31, 1999, as compared with $13,050,000 at March 31, 1998, as a result of the management of the bank subsidiary's liquidity position.

LOANS
Loans increased $25,641,000 at March 31, 1999, as compared with March 31, 1998, as a result of the increase in loan demand in the Company's trade area during the last 24 months.

BANK PREMISES AND EQUIPMENT
Bank premises and equipment increased $5,871,000 at March 31, 1999, as compared with March 31, 1998, primarily as the result of the construction of a new branch facility in Gulfport.

OTHER ASSETS
Other assets decreased $3,400,000 at March 31, 1999, as compared with March 31, 1998, due to the fact that at March 31, 1998, the Company had recorded a receivable of $4,037,000 related to the sale of bank premises which was structured as a like-kind exchange for tax purposes.

DEPOSITS
Total deposits increased $35,992,000 at March 31, 1999, as compared with March 31, 1998. Significant increases or decreases in total deposits from quarter to quarter are anticipated by Management as customers in the casino industry and county and municipal areas reallocate their resources periodically. As discussed above, the Company has managed its funds including planning the timing of investment maturities so as to achieve appropriate liquidity.

FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE Federal funds purchased and securities sold under agreements to repurchase increased $35,664,000 at March 31, 1999, as compared with March 31, 1998, as the result of the introduction of a non-deposit product during 1998.

SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY
Strength, security and stability have been the hallmark of the Company since its founding in 1985 and of its bank subsidiary since its founding in 1896. A strong capital foundation is fundamental to the continuing prosperity of the Company and the security of its customers and shareholders. One measure of capital adequacy is the primary capital ratio which was 15.13% at March 31, 1999, as compared with 16.06% at March 31, 1998. These ratios are well above the regulatory minimum of 6.00%. Management continues to emphasize the importance of maintaining the appropriate capital levels of the Company.

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

Net interest income decreased $97,000 for the first quarter of 1999 as compared with the first quarter of 1998. Total interest income increased $119,000 for the quarter ended March 31, 1999, as compared with the quarter ended March 31, 1998. Total interest expense increased $216,000 for the quarter ended March 31, 1999, as compared with the quarter ended March 31, 1998. The following schedule summarizes net interest earnings and net yield on interest earning assets:


         Net Interest Earnings and Net Yield on Interest Earning Assets

Quarters Ended March 31, (In
 thousands, except percentages)                             1999               1998
------------------------------                         -------------       -----------
Total interest income (1)                              $       8,362       $     8,214
Total interest expense                                         3,533             3,317
                                                       -------------       -----------
  Net interest earnings                                $       4,829       $     4,897
                                                       =============       ===========
Net yield on interest earning assets                            4.26%             4.79%
                                                       =============       ===========

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 1999 and 1998.

The schedule on page 15 provides an analysis of the change in total interest income and total interest expense for the quarters ended March 31, 1999 and 1998. These changes are generally attributable to a change in volume and/or a change in the applicable rates.

           Analysis of Changes in Interest Income and Interest Expense
                                 (In Thousands)


                                                                                  Attributable To:
                                                                       ---------------------------------------
                             For the      For the
                             Quarter     Quarter
                             Ended        Ended
                            March 31,    March 31,       Increase                                      Rate/
                              1999         1998         (Decrease)      Volume         Rate            Volume
                            --------     ---------      ----------     --------       -------        ---------
INTEREST
INCOME: (1)
Loans (2) (3)               $ 6,116      $  5,928       $      188     $   803        $  (542)       $     (73)
Federal funds sold              174            99               75         214            (44)             (95)
Held to maturity:
Taxable                       1,695         1,569              126         355           (187)             (42)
Non-taxable                     130            50               80          10             59               11
Available for sale:
Taxable                         120           528             (408)       (394)           (57)              43
Non-taxable                      43            40                3         129            (30)             (96)
Other                            84                             84                         84
                            -------      --------       ----------     --------       -------        ---------
Total                       $ 8,362      $  8,214       $      148     $ 1,117        $  (717)       $    (252)
                            =======      ========       ==========     ========       =======        =========

INTEREST
 EXPENSE:

Savings and
demand, interest
bearing                     $ 1,373      $  1,330       $       43     $   121        $   (72)       $      (6)
Time deposits                 1,875         1,923              (48)         89           (131)              (6)
Federal funds
purchased and
securities sold under
agreements to
repurchase                      282            61              221         368            (21)            (126)
Mortgage
indebtedness                      3             3
                            -------      --------       ----------     --------       -------        ---------
Total                       $ 3,533      $  3,317       $      216     $   578        $  (224)       $    (138)
                            =======      ========       ==========     ========       =======        =========


(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 1999 and 1998.

(2)  Loan fees are included in these figures.

(3)  Includes nonaccrual loans.

PROVISION FOR LOAN LOSSES
Management continuously monitors the Company's relationships with its loan customers, especially those in concentrated industries such as seafood, gaming and hotel/motel, and their direct and indirect impact on its operations. A thorough analysis of current economic conditions and the quality of the loan portfolio are conducted on a quarterly basis. These analyses are utilized in the computation of the adequacy of the allowance for loan losses. During the period from 1993 until 1998, the Company had not recorded a provision for loan losses. Beginning in January 1999, the Company began providing $10,000 for loan losses on a monthly basis and expects to continue to do so throughout 1999. This action was implemented primarily in response to the large increase in volume of the loan portfolio and does not indicate a deterioration of its quality.

OTHER INCOME
During the first quarter of 1998, the Company realized a gain of $5,083,000 for book purposes as the result of the sale of one its branch locations, as mentioned previously in the Overview.

OTHER EXPENSE
Other expense increased $724,000 for the quarter ended March 31, 1999, as compared with the quarter ended March 31, 1998, largely as the result of expenses relating to the computer conversion.

LIQUIDITY

Liquidity represents the Company's ability to adequately provide funds to satisfy demands from depositors, borrowers and other commitments by either converting assets to cash or accessing new or existing sources of funds. Management monitors these funds requirements in such a manner as to satisfy these demands and provide the maximum earnings on its earning assets. Deposits, payments of principal and interest on loans, proceeds from maturities of held to maturity securities and earnings on held to maturity securities are the principal sources of funds for the Company. At March 31, 1999, cash and due from banks, investment securities and federal funds sold were 55% of total deposits, as compared with 47% at March 31, 1998.

                                     PART II
                                OTHER INFORMATION


Item 4 - Submission of Matters to a Vote of Security Holders

          (A) The Annual Meeting of Shareholders of the Company was held on April 14, 1999.

          (B) The following five directors were elected at the meeting to hold office for a term of one year:


                                  Approve           Disapprove
                                ---------           ----------
 Drew Allen                     2,494,797                  100
 William A. Barq                2,494,817                   80
 Andy Carpenter                 2,494,817                   80
 Chevis C. Swetman              2,494,817                   80
 F. Walker Tucei                2,494,817                   80


          Shares not voted amounted to 457,775.


Item 5 - Other Information

At a meeting held on April 14, 1999, the Board of Directors of the Company approved the following slate of officers:


            Chevis C. Swetman             President and Chief Executive Officer
            Andy Carpenter                Executive Vice President
            Jeannette E. Romero           First Vice President
            Thomas J. Sliman              Second Vice President
            Robert M. Tucei               Vice President
            David M. Hughes               Vice President
            A. Wes Fulmer                 Vice President and Secretary
            M. O. Lawrence, III           Vice President
            Lauri A. Wood                 Chief Financial Officer and Controller

During the fiscal year ended December 31, 1998, the number of shareholders of the Company's common stock increased to more than five hundred (500). Pursuant to the Section 12(g) of the Exchange Act of 1934, the Company registered its common stock by filing Form 10, the General Form for Registration of Securities, with the Commission on April 13, 1999.

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

                          PEOPLES FINANCIAL CORPORATION
                                  (Registrant)


                Date:         May 10, 1999
                      --------------------------------------

                  By:     /s/ Chevis C. Swetman
                      --------------------------------------
                               Chevis C. Swetman
                Chairman, President and Chief Executive Officer




                Date:         May 10, 1999
                      --------------------------------------

                  By:        /s/ Lauri A. Wood
                      --------------------------------------
                                 Lauri A. Wood
                     Chief Financial Officer and Controller
                  (principal financial and accounting officer)

                               INDEX TO EXHIBITS

Exhibit No.              Description
-----------              -----------
   27                    Financial Data Schedule