Form 10-K405/A
period 1998-12-31
PEOPLES FINANCIAL CORP /MS/
filed 1999-06-21
CIK 770460

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-K/A



              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934 OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1998
                                     -------------------------------------------

              Commission File Number 0-30050
                                     -------------------------------------------

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

                             YES   X      NO
                                 ----        ----


Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to the Form 10-K. X
              ----



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