Form 10-Q/A
period 1999-03-31
PEOPLES FINANCIAL CORP /MS/
filed 1999-06-21
CIK 770460

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-Q/A


[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (D) OF THE  SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                        Commission File Number 0-30050


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

OVERVIEW


Net income for the quarter ended March 31, 1999, was $1,459,000, compared with $4,360,000 for the quarter ended March 31, 1998. This decrease of $2,901,000 is primarily attributable to the fact that the Company realized a gain of $3,300,000, net of taxes, for book purposes during the quarter ended March 31, 1998, as a result of the sale of one of its branch locations.


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