Form 10-Q
period 1999-06-30
PEOPLES FINANCIAL CORP /MS/
filed 1999-08-05
CIK 770460

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended       June 30, 1999
                                      ------------------------------------------
                                       or
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               Commission File Number 0-30050
                                      ------------------------------------------

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

Peoples Financial Corporation has only one class of common stock authorized. At July 26, 1999, there were 15,000,000 shares of $1 par value common stock authorized, and 2,952,672 shares issued and outstanding.

                                     PART I
                              FINANCIAL INFORMATION
                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

June 30, December 31, and June 30,                       1999             1998             1998
-----------------------------------------------     ------------     ------------     ------------
ASSETS
  Cash and due from banks                            $ 31,898,009     $ 30,359,600     $ 29,977,082

  Available for sale securities                        22,992,765       12,836,885       32,081,876

  Held to maturity securities, market value of
    $153,877,000 - June 30, 1999;
    $135,924,000 - December 31, 1998;
    $116,903,000 - June 30, 1998                      154,482,682      134,723,695      116,076,083

  Federal funds sold                                    2,750,000                           700,000

  Loans                                               302,777,457      291,514,748      271,411,969

    Less: Unearned income                                  10,374            1,850            6,229

            Allowance for loan losses                   4,126,799        4,382,157        4,359,149
                                                     ------------     ------------     ------------
    Loans, net                                        298,640,284      287,130,741      267,046,591

  Bank premises and equipment, net
   of accumulated depreciation of $9,328,000-
   June 30, 1999; $8,930,000 - December 31, 1998;
   and $8,141,000 - June 30, 1998                      17,005,393       15,923,450       10,847,857

  Other real estate                                       154,809          274,280          577,537

  Accrued interest receivable                           3,297,799        3,128,279        3,616,059

  Other assets                                          3,760,160        3,794,213        7,123,341

  Intangible assets                                                                          47,354
                                                     ------------     ------------     ------------
TOTAL ASSETS                                         $534,981,901     $488,171,143     $468,093,780
                                                     ============     ============     ============

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (Continued)
                                  (Unaudited)


June 30, December 31, and June 30,                1999               1998               1998
--------------------------------------------- -------------      -------------      -------------
LIABILITIES & SHAREHOLDERS' EQUITY

LIABILITIES:

  Deposits:

    Demand, non-interest bearing               $  98,379,030      $  76,268,636      $  74,068,331

    Savings and demand, interest bearing         168,078,858        167,120,669        176,131,304

    Time, $100,000 or more                        69,779,618         68,080,406         73,262,425

    Other time deposits                           68,211,983         70,132,525         64,197,217
                                               -------------      -------------      -------------
    Total deposits                               404,449,489        381,602,236        387,659,277

  Accrued interest payable                           780,871            924,172            737,027

  Federal funds purchased and securities
    sold under agreements to repurchase           50,694,047         28,050,780          4,507,412

  Notes payable                                      196,623            202,946            209,102

  Other liabilities                                3,864,252          3,845,616          3,960,359
                                               -------------      -------------      -------------
  TOTAL LIABILITIES                              459,985,282        414,625,750        397,073,177

SHAREHOLDERS' EQUITY:

Common Stock, $1 par value, 15,000,000
  shares authorized, 2,952,672 shares
  issued and outstanding
  at June 30, 1999, December 31,
  1998 and June 30, 1998, after giving
  retroactive effect to two for one
  stock split effective
  November 16, 1998                                2,952,672          2,952,672          2,952,672

  Surplus                                         63,711,758         63,711,758         56,711,758

  Undivided profits                                9,050,476          6,739,151         11,111,017

 Unearned compensation                              (600,840)          (160,900)

 Accumulated other comprehensive income             (117,447)           302,712            245,156
                                               -------------      -------------      -------------
  TOTAL SHAREHOLDERS' EQUITY                      74,996,619         73,545,393         71,020,603
                                               -------------      -------------      -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $ 534,981,901      $ 488,171,143      $ 468,093,780
                                               =============      =============      =============



See Selected Notes to Consolidated Financial Statements.

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                              For The Quarters               For The Six Months
                                               Ended June 30,                  Ended June 30,
                                        ---------------------------     ---------------------------
                                            1999           1998            1999            1998
                                        -----------     -----------     -----------     -----------
INTEREST INCOME:
  Interest and fees on loans            $ 6,349,870     $ 6,051,874     $12,465,915     $11,980,211

  Interest and dividends on
   investments:

    U.S. Treasury                         1,273,219       1,315,044       2,456,203       2,547,700

    U.S. Government agencies
     and corporations                       830,693         751,745       1,462,237       1,617,892

    States and political
     subdivisions                           126,810         101,688         240,698         159,290

    Other investments                         4,093          14,469          88,468          14,469

  Interest on federal funds sold            249,949         108,512         423,910         207,952
                                        -----------     -----------     -----------     -----------
TOTAL INTEREST INCOME                     8,834,634       8,343,332      17,137,431      16,527,514
                                        -----------     -----------     -----------     -----------
INTEREST EXPENSE:

  Time deposits of $100,000 or more         937,196       1,089,934       1,863,474       2,107,848

  Other deposits                          2,279,830       2,343,755       4,601,599       4,578,877

  Mortgage indebtedness                       2,673           2,839           5,389           5,719

  Federal funds purchased and
   securities sold under
   agreements to repurchase                 366,294          45,189         648,231         105,802
                                        -----------     -----------     -----------     -----------
TOTAL INTEREST EXPENSE                    3,585,993       3,481,717       7,118,693       6,798,246
                                        -----------     -----------     -----------     -----------
NET INTEREST INCOME                       5,248,641       4,861,615      10,018,738       9,729,268

Provision for losses on loans                30,000                          60,000
                                        -----------     -----------     -----------     -----------
NET INTEREST INCOME AFTER
 PROVISION FOR LOSSES ON
 LOANS                                    5,218,641       4,861,615       9,958,738       9,729,268
                                        -----------     -----------     -----------     -----------

OTHER OPERATING INCOME:

  Trust department income and fees          195,548         223,572         475,963         428,693

  Service charges on deposit
   accounts                               1,221,137         988,705       2,385,401       1,866,871

  Other service charges,
   commissions and fees                      62,799          69,098         118,977         140,601

  Gain on sale of securities                                  3,435                          25,280

  Other income                               76,628          92,882         184,554       5,222,460
                                        -----------     -----------     -----------     -----------
TOTAL OTHER OPERATING INCOME            $ 1,556,112     $ 1,377,692     $ 3,164,895     $ 7,683,905
                                        -----------     -----------     -----------     -----------

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (continued)
                                   (Unaudited)

                                                                               For The Quarters          For The Six Months
                                                                                 Ended June 30,             Ended June 30,
                                                                         -------------------------     -------------------------
                                                                            1999           1998           1999           1998
                                                                         ----------     ----------     ----------     ----------
OTHER OPERATING EXPENSE:

  Salaries and employee benefits                                         $2,450,551     $2,155,931     $4,847,842     $4,330,913

  Net occupancy                                                             170,859        224,208        415,812        478,110

  Equipment rentals, depreciation                                           604,273        485,160      1,179,547        986,720
  and maintenance

  Other expense                                                           1,402,015      1,407,415      2,298,613      3,028,016
                                                                         ----------     ----------     ----------     ----------

TOTAL OTHER OPERATING EXPENSE                                             4,627,698      4,272,714      8,741,814      8,823,759
                                                                         ----------     ----------     ----------     ----------

INCOME BEFORE INCOME TAXES                                                2,147,055      1,966,593      4,381,819      8,589,414

INCOME TAXES                                                                733,386        682,160      1,509,486      2,944,760
                                                                         ----------     ----------     ----------     ----------

NET INCOME                                                               $1,413,669     $1,284,433     $2,872,333     $5,644,654
                                                                         ==========     ==========     ==========     ==========



See Selected Notes to Consolidated Financial Statements.

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                                         Accumulated
                      # of                                                   Unearned      Other         Compre-
                      Common        Common                      Undivided     Compen-     Comprehen-     hensive
                      Shares        Stock        Surplus         Profits      sation     sive Income     Income           Total
                    --------------------------------------------------------------------------------------------------------------
Balance,
January 1,
1998, as
previously
reported            1,476,336     $1,476,336    $58,188,094     $ 5,924,027    $ -0-      $ 183,305                   $ 65,771,762

Two-for-one
stock
split in
1998                1,476,336      1,476,336     (1,476,336)
                    ---------     ----------    -----------     -----------    -----      ---------                   ------------

Balance,
January 1,
1998, as
restated            2,952,672      2,952,672     56,711,758      $5,924,027     -0-         183,305                     65,771,762

Compre-
hensive
Income:

Net income                                                        5,644,654                              $5,644,654      5,644,654

Net unreal-
ized gain
on
available
for sale
securities,
net of tax                                                                                   64,118          64,118         64,118

Reclassifi-
cation
adjustment
for
available
for sale
securities
called or
sold in
current
year, net
of
tax                                                                                          (2,267)         (2,267)        (2,267)
                                                                                                         ----------
Total
compre-
hensive
income                                                                                                   $5,706,505
                                                                                                         ==========
Cash
dividends
(.155 per
share)                                                             (457,664)                                              (457,664)
                    ---------     ----------    -----------     -----------   -----       ---------                   ------------

Balance,
June 30,
1998                2,952,672     $2,952,672    $56,711,758     $11,111,017   $ -0-       $ 245,156                   $ 71,020,603
                    =========     ==========    ===========     ===========   =====       =========                   ============

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)
                                   (Unaudited)

                                                                                     Accumulated
                    # of                                                 Unearned       Other        Compre-
                   Common        Common                    Undivided      Compen-     Comprehen-     hensive
                   Shares        Stock        Surplus       Profits       sation     sive Income      Income           Total
                 -------------------------------------------------------------------------------------------------------------------
Balance,
January 1, 1999   2,952,672   $ 2,952,672   $63,711,758   $ 6,739,151    $(160,900)   $ 302,712                    $ 73,545,393

Comprehensive
Income:

Net income                                                  2,872,333                              $  2,872,333       2,872,333

Net
unrealized
loss on
available
for sale
securities,
net of tax                                                                             (420,159)       (420,159)       (420,159)
                                                                                                   ------------
Total
comprehensive
income                                                                                             $  2,452,174
                                                                                                   ============
Purchase
of common
shares by
ESOP                                                                      (600,840)                                    (600,840)

Allocation
of ESOP
shares                                                                     160,900                                      160,900

Cash
dividends
(.19 per
share)                                                       (561,008)                                                 (561,008)
                  ---------   -----------   -----------   -----------    ---------    ---------                    ------------
Balance,
June 30, 1999     2,952,672   $ 2,952,672   $63,711,758   $ 9,050,476    $(600,840)   $(117,447)                   $ 74,996,619
                  =========   ===========   ===========   ===========    =========    =========                    ============



See Selected Notes to Consolidated Financial Statements.

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

For The Six Months Ended June 30,                          1999             1998
----------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                          $  2,872,333    $  5,644,654

  Adjustments to reconcile net income to net cash provided by operating activities:

      Gain on sales and calls of securities                                (25,280)

      Gain on sales of other real estate                  (449,529)        (25,973)

      Gain on sale of bank premises                                     (5,083,867)

      Depreciation and amortization                        773,459         722,043

      Provision for losses on loans                         60,000

      Provision for losses on other real estate                              8,779

      Changes in assets and liabilities:

        Accrued interest receivable                       (169,520)          3,858

        Other assets                                       470,834         (28,767)

        Accrued interest payable                          (143,301)         10,264

        Other liabilities                                   18,636       1,470,278
                                                      ------------    ------------
   NET CASH PROVIDED BY OPERATING ACTIVITIES             3,432,912       2,695,989
                                                      ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from sales, maturities and calls of held
   to maturity securities                               67,120,000      51,650,000

  Investment in held to maturity securities            (86,878,987)    (64,890,519)

  Proceeds from sales, maturities and calls of
   available for sale securities                         1,189,430      15,728,776

  Investment in available for sale securities          (11,986,349)        (10,296)

  Loans made                                           (12,009,483)    (20,004,659)

  Proceeds from sales of other real estate                 569,000         271,577

  Acquisition of premises and equipment                 (1,855,402)       (957,664)

  Federal funds sold                                    (2,750,000)      5,450,000

  Other assets                                            (215,901)        284,179
                                                      ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES                 $(46,817,692)   $(12,478,606)
                                                      ------------    ------------

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)

For The Six Months Ended June 30,                      1999           1998
------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Demand and savings deposits, net increase      $ 23,068,583    $ 22,119,539

  Time deposits, net decrease                        (221,330)     (7,015,091)

  Principal payments on notes                          (6,323)         (5,992)

  Cash dividends                                     (561,008)       (457,664)

  Federal funds purchased and securities sold
   under agreements to repurchase                  22,643,267       4,507,412
                                                 ------------    ------------

  NET CASH PROVIDED BY FINANCING ACTIVITIES        44,923,189      19,148,204
                                                 ------------    ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS           1,538,409       9,365,587

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD     30,359,600      20,611,495
                                                 ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD         $ 31,898,009    $ 29,977,082
                                                 ============    ============



See Selected Notes to Consolidated Financial Statements.

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Six Months Ended June 30, 1999 and 1998

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

2. The results of operations for the six months ended June 30, 1999, are not necessarily indicative of the results to be expected for the full year.

3. Per share data is based on the weighted average shares of common stock outstanding of 2,952,672 for the six months ended June 30, 1999 and 1998.

4. At June 30, 1999 and 1998, the total recorded investment in impaired loans amounted to $251,000 and $753,000. The amount of that recorded investment in impaired loans for which there was no related allowance for loan losses was $251,000 and $685,000 at June 30, 1999 and 1998, respectively.

At June 30, 1999, the average recorded investment in impaired loans was $250,000. During the first six months of 1999, the Company recognized $7,000 in interest income on impaired loans. During the first six months of 1999, the Company received $5,000 in interest payments on impaired loans.

5. Transactions in the allowance for loan losses were as follows:

           Balance, January 1, 1999           $  4,382,157

           Recoveries                               41,212

           Loans charged off                      (356,570)

           Provision for loan losses                60,000
                                              ------------
           Balance, June 30, 1999             $  4,126,799
                                              ============


6. The Company has defined cash and cash equivalents to include cash and due from banks. The Company paid $7,262,000 and $6,788,000 for the six months ended June 30, 1999 and 1998, respectively, for interest on deposits and borrowings. Income tax payments totaled $1,506,000 and $1,110,000 for the six months ended June 30, 1999 and 1998, respectively. Loans transferred to other real estate amounted to $320,000 for the six months ended June 30, 1998. The Company acquired banking premises in the amount of $1,959,000 during the six months ended June 30, 1998, as a result of a like-kind exchange. The Company recorded a receivable of $4,037,000 relating to the like-kind exchange which was settled in August of 1998.

7. The income tax effect on the accumulated other comprehensive income was ($216,000) and $32,000 at June 30, 1999 and 1998, respectively.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following presents Management's discussion and analysis of the consolidated financial condition and results of operations of Peoples Financial Corporation and Subsidiaries (the Company) for the six months ended June 30, 1999 and 1998. These comments highlight the significant events and should be considered in combination with the Consolidated Financial Statements included in this report on Form 10-Q.

OVERVIEW

Net income for the six months ended June 30, 1999, was $2,872,000, which was a decrease of $2,773,000, as compared with the six months ended June 30, 1998. This decrease was primarily attributable to the gain recognized for book purposes of $3,300,000, net of taxes, during the first quarter of 1998 as the result of the sale of a branch location. During the first quarter of 1999, the Company recognized a gain, net of taxes, of $293,000 from the sale of other real estate.

The following schedule compares financial highlights for the six months ended June 30, 1999 and 1998:

For the six months ended June 30,                      1999      1998
-----------------------------------------------------------------------
Net income per share                                  $ 0.97   $ 1.91

Book value per share                                  $25.40   $24.05

Return on average total assets                          1.11%    2.46%

Return on average shareholders' equity                  7.73%   16.53%

Allowance for loan losses
as a % of loans, net of unearned discount               1.36%    1.61%

FINANCIAL CONDITION

HELD TO MATURITY SECURITIES

Held to maturity securities increased $38,407,000 at June 30, 1999, as compared with June 30, 1998, as a result of the management of the Company's liquidity position. As funds were available either from the maturity of available for sale securities or the increase in deposits, they were invested in short-term U.S. Treasury and U. S. Government Agency securities, which have been classified as held to maturity. Gross unrealized gains were $537,000 and $970,000 and gross unrealized losses were $1,143,000 and $143,000 at June 30, 1999 and 1998, respectively. There were no significant realized gains or losses on these investments during the six months ended June 30, 1999 and 1998, respectively. The following schedule reflects the mix of the held to maturity securities portfolio at June 30, 1999 and 1998:

June 30,                                  1999                           1998
---------------------------------------------------------  ----------------------------
                                Amount              %          Amount               %
                            -----------------------------  ----------------------------
U. S. Treasury securities   $ 95,217,017          61.60%   $ 87,339,924          75.20%

U. S. Government agencies     52,334,301          33.90%     21,863,674          18.90%

States and political
subdivisions                   6,931,364           4.50%      6,872,485           5.90%

                            ------------         ------    ------------         ------
Totals                      $154,482,682         100.00%   $116,076,083         100.00%
                            ============         ======    ============         ======


AVAILABLE FOR SALE SECURITIES

Available for sale securities decreased $9,000,000 as the result of the management of the Company's liquidity position, as discussed above. Gross unrealized gains were $454,000 and $469,000 and gross unrealized losses were $633,000 and $98,000 at June 30, 1999 and 1998, respectively. There were no significant realized gains or losses on these investments during the six months ended June 30, 1999 and 1998. The following schedule reflects the mix of available for sale securities at June 30, 1999 and 1998:


June 30,                                         1999                        1998
--------------------------------------------------------------   -------------------------
                                       Amount             %         Amount             %
                                    --------------------------   -------------------------
U. S. Treasury securities           $ 4,864,690         21.20%   $ 3,999,070         12.50%

U. S. Government agencies            15,295,430         66.50%    26,850,270         83.70%

States and political subdivisions     2,191,312          9.50%       591,203          1.80%

Other securities                        641,333          2.80%       641,333          2.00%
                                    -----------       -------    -----------       -------

Totals                              $22,992,765        100.00%   $32,081,876        100.00%
                                    ===========       =======    ===========       =======

FEDERAL FUNDS SOLD

Federal funds sold were $2,750,000 at June 30, 1999, compared with federal funds sold of $700,000 at June 30, 1998. This fluctuation is directly related to the liquidity needs of the bank subsidiary.

LOANS

Loans increased $31,365,000 at June 30, 1999, as compared with June 30, 1998, as a result of increased loan demand in the Company's trade area. The Company anticipates that this increased demand will continue throughout the remainder of 1999. The allowance for loan losses decreased $232,000 due to net charge-offs during the six months ended June 30, 1999. Likewise, the allowance for loan losses as a % of loans, net of unearned discount, has decreased from 1.61% at June 30, 1998, to 1.36% at June 30, 1999. Management continues to monitor the volume and quality of its loan portfolio and has determined that the allowance is adequate.

BANK PREMISES AND EQUIPMENT

Bank premises and equipment increased $6,158,000 at June 30, 1999, as compared with June 30, 1998, as a result of the construction of two branch facilities during that time.

OTHER REAL ESTATE

Other real estate decreased $423,000 at June 30, 1999, as compared with June 30, 1998, as a result of the sale of ORE during 1999, as discussed in the Overview.

OTHER ASSETS

Other assets decreased $3,363,000 at June 30, 1999, as compared with June 30, 1998, primarily as the result of the completion of a like-kind exchange. The Company had sold one of its branch locations, such transaction having been structured as a like-kind exchange for tax purposes. At June 30, 1998, the Company had recorded a receivable of $4,037,000, which was related to the exchange and was collected during the third quarter of 1998.

DEPOSITS

Total deposits have increased $16,790,000 at June 30, 1999, as compared with June 30, 1998. Significant increases or decreases in total deposits are anticipated by Management as customers in the casino industry and county and municipal areas reallocate their resources periodically. As discussed above, the Company has managed its funds including planning the timing of investment maturities so as to achieve appropriate liquidity.

FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Federal funds purchased and securities sold under agreements to repurchase increased $46,187,000 at June 30, 1999, as compared with June 30, 1998. This fluctuation is entirely due to the introduction of a new non-deposit product during the second quarter of 1998.

SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY

Strength, security and stability have been the hallmark of the Company since its founding in 1985 and of its bank subsidiary since its founding in 1896. A strong capital foundation is fundamental to the continuing prosperity of the Company and the security of its customers and shareholders. One measure of capital adequacy is the primary capital ratio which was 15.34% at June 30, 1999, as compared with 16.36% at June 30, 1998. the decrease at June 30, 1999, reflects the significant increase in total assets rather than the softening of the Company's capital. These ratios are well above the regulatory minimum of 6.00%. Management continues to emphasize the importance of maintaining the appropriate capital levels of the Company.

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

Net interest income increased $387,000 for the second quarter of 1999 as compared with the second quarter of 1998. Net interest income increased $290,000 for the six months ended June 30, 1999, as compared with the six months ended June 30, 1998. Total interest income increased $491,000 for the quarter ended June 30, 1999, as compared with the quarter ended June 30, 1998. Total interest income increased $610,000 for the six months ended June 30, 1999, as compared with the six months ended June 30, 1998. Total interest expense increased $104,000 for the quarter ended June 30, 1999, as compared with quarter ended June 30, 1998. Total interest expense increased $320,000 for the six months ended June 30, 1999, as compared with the six months ended June 30, 1998. The following schedule summarizes net interest earnings and net yield on interest earning assets:

         NET INTEREST EARNINGS AND NET YIELD ON INTEREST EARNING ASSETS

Six Months Ended June 30, (In             1999       1998
thousands, except percentages)
------------------------------------   -------    -------
Total interest income (1)              $17,261    $16,606

Total interest expense                   7,119      6,798
                                       -------    -------

  Net interest earnings                $10,142    $ 9,808
                                       =======    =======

Net yield on interest earning assets      4.34%      4.75%
                                       =======    =======

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 1999 and 1998.


The schedule on page 15 provides an analysis of the change in total interest income and total interest expense for the six months ended June 30, 1999 and 1998.

          ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE
                                 (In Thousands)

                                                              Attributable To:
                                                        ------------------------------
                    For the Six  For the Six
                       Months      Months
                     Ended June   Ended June  Increase                           Rate/
                      30, 1999     30, 1998  (Decrease)  Volume       Rate      Volume
                    ------------------------------------------------------------------
INTEREST
INCOME: (1)

Loans (2)              $12,466    $11,980    $   486     $ 1,530     $  (926)    $(118)

Federal funds sold         424        208        216         391         (61)     (114)

Held to maturity:

  Taxable
  securities             3,576      3,152        424         833        (324)      (85)

  Non-taxable
  securities               269        135        134          24          93        17

Available for sale:

  Taxable
  securities               342      1,014       (672)       (635)        (98)       61

  Non-taxable
  securities                96        102         (6)        320         (79)     (247)

  Other securities          88         15         73                      73
                       -------    -------    -------     -------     -------     -----
Total                  $17,261    $16,606    $   655     $ 2,463     $(1,322)    $(486)
                       =======    =======    =======     =======     =======     =====

INTEREST
EXPENSE:

Savings and
negotiable
interest
bearing deposits       $ 2,732    $ 2,714    $    18     $   154     $  (129)    $  (7)

Time deposits            3,734      3,972       (238)        117        (345)      (10)

Federal funds
purchased and
securities sold
under agreements
to repurchase              648        106        542         772         (28)     (202)

Mortgage
indebtedness                 5          6         (1)         (3)          5        (3)
                       -------    -------    -------     -------     -------     -----
Total                  $ 7,119    $ 6,798    $   321     $ 1,040     $  (497)    $(222)
                       =======    =======    =======     =======     =======     =====

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

SERVICE CHARGES ON DEPOSIT ACCOUNTS

Service charges on deposit accounts increased $519,000 for the six months ended June 30, 1999, as compared with the six months ended June 30, 1998, as the result of an increase in off-site ATM's during 1999.

OTHER INCOME

During the six months ended June 30, 1998, the Company realized a gain of $5,083,000 for book purposes as the result of the sale of one of its branch locations, as mentioned previously in the Overview.

SALARIES AND EMPLOYEE BENEFITS

Salaries and employee benefits increased $517,000 for the six months ended June 30, 1999, as compared with the six months ended June 30, 1998, as the result in an increase in the cost of health insurance provided to employees as well as an increase in the number of employees during this time frame.

OTHER EXPENSE

Other expense decreased $729,000 for the six months ended June 30, 1999, as compared with the same period during 1998, largely as the result of expenses relating to the computer conversion during 1998.

LIQUIDITY

Liquidity represents the Company's ability to adequately provide funds to satisfy demands from depositors, borrowers and other commitments by either converting assets to cash or accessing new or existing sources of funds. Management monitors these funds requirements in such a manner as to satisfy these demands and provide the maximum earnings on its earning assets. Deposits, payments of principal and interest on loans, proceeds from maturities of investment securities and earnings on investment securities are the principal sources of funds for the Company. At June 30, 1999, cash and due from banks, investment securities and federal funds sold were 52% of total deposits, as compared with 46% at June 30, 1998.

YEAR 2000

In response to the Year 2000 issue, the Company has established a committee, headed by a senior officer of the Company, to review all computer-based systems which includes all operations departments and applications as well as other operational activities. The committee has developed and is in the process of implementing a plan of action, which has been approved by the Board of Directors, to ensure that its computer and information systems will function properly in the Year 2000. This plan incorporates the awareness, assessment, renovation, validation and implementation phases as directed by the Federal Deposit Insurance Corporation (FDIC).

Renovation of systems for Year 2000 compliance was completed by December 31, 1998. Testing of all mission critical systems was completed by June 30, 1999. The Company has budgeted for projected Year 2000 expenses, and the Company does not expect the costs of achieving Year 2000 compliance to have a material effect on the Company's financial statements. In the event of unforeseen Year 2000 problems, the Company has established a Year 2000 contingency plan, which includes all information technology and non-information technology systems. The Plan, which has been approved by the Board of Directors, also addresses potential Year 2000 issues relating to core application software, trust services software, ATM services, liquidity and other operational activities.

While the Company has taken steps to ensure that its material vendors and customers are Year 2000 compliant, there is no guarantee that the systems of these other companies will be Year 2000 compliant on time. As a result, the Company could be adversely affected by the failure of other companies to become Year 2000 compliant. The potential impact of such a failure cannot be quantified at this time.

                                     PART II

                                OTHER INFORMATION

Item 5 - Other Information

     The number of shareholders of the Company increased to more than 500 during 1998. As a result, the Company filed Form 10 with the Commission on April 21, 1999.

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

     Exhibit 27     Financial Data Schedule

(b) Reports on Form 8-K

     None.

                                   SIGNATURES

Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 PEOPLES FINANCIAL CORPORATION
                                 (Registrant)

                                  Date:        August 5, 1999
                                         --------------------------------------

                                    By:      /s/ CHEVIS C. SWETMAN
                                         --------------------------------------
                                                 Chevis C. Swetman
                                 Chairman, President and Chief Executive Officer



                                  Date:         August 5, 1999
                                         --------------------------------------

                                    By:         /s/ LAURI A. WOOD
                                         --------------------------------------
                                                    Lauri A. Wood
                                        Chief Financial Officer and Controller
                                   (principal financial and accounting officer)

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                       DESCRIPTION
------                       ------------------------
 27                          Financial Data Schedule
