Form 10-Q
period 1999-09-30
PEOPLES FINANCIAL CORP /MS/
filed 1999-10-28
CIK 770460

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

                                       or
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                        Commission File Number 0 - 30050



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


                                 (228)435-5511
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

Peoples Financial Corporation has only one class of common stock authorized. At October 28, 1999, there were 15,000,000 shares of $1 par value common stock authorized, and 2,952,672 shares issued and outstanding.

                                     PART I
                             FINANCIAL INFORMATION
                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

September 30, December 31, and September 30,                   1999               1998                1998
--------------------------------------------------------------------------------------------------------------
 ASSETS
   Cash and due from banks                                $ 35,394,245        $ 30,359,600        $ 21,752,574
   Held to maturity securities, market value of
     $121,682,000 - September 30, 1999;
     $135,924,000 - December 31, 1998;
     $127,139,000 - September 30, 1998                     122,612,546         134,723,695         125,534,041
   Available for sale securities, at market value           27,475,855          12,836,885          24,770,793
   Federal funds sold                                        1,900,000                               3,250,000
   Loans                                                   314,941,484         291,514,748         275,553,018
     Less: Unearned income                                       8,525               1,850               2,715
           Allowance for loan losses                         4,130,145           4,382,157           4,294,844
                                                          ------------        ------------        ------------
     Loans, net                                            310,802,814         287,130,741         271,255,459
   Bank premises and equipment, net of accumulated
     depreciation of $9,624,000 -  September 30
     1999; $8,930,000 - December  31,1998; and
     $8,511,000 - September 30, 1998                        17,000,090          15,923,450          14,329,555
   Other real estate                                           138,454             274,280             593,941
   Accrued interest receivable                               3,621,326           3,128,279           3,153,969
   Other assets                                              3,436,748           3,794,213           3,639,989
                                                          ------------        ------------        ------------
 TOTAL ASSETS                                             $522,382,078        $488,171,143        $468,280,321
                                                          ============        ============        ============

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (Continued)
                                  (Unaudited)


September 30, December 31, and September 30,                 1999                 1998                 1998
---------------------------------------------------------------------------------------------------------------
LIABILITIES & SHAREHOLDERS' EQUITY
LIABILITIES:
  Deposits:
     Demand, non-interest bearing                      $  99,246,828         $  76,268,636         $ 65,237,244
     Savings and demand, interest bearing                168,540,539           167,120,669          161,537,468
     Time, $100,000 or more                               69,657,004            68,080,406           72,988,277
     Other time deposits                                  67,924,303            70,132,525           68,174,053
                                                       -------------         -------------         ------------
     Total deposits                                      405,368,674           381,602,236          367,937,042
   Accrued interest payable                                  678,609               924,172              910,943
   Federal funds purchased and securities sold
     under agreements to repurchase                       35,815,037            28,050,780           22,933,242
   Notes payable                                             235,443               202,946              206,044
   Other liabilities                                       4,150,411             3,845,616            4,072,834
                                                       -------------         -------------         ------------
   TOTAL LIABILITIES                                     446,248,174           414,625,750          396,060,105
 SHAREHOLDERS' EQUITY:
   Common Stock, $1 par value, 15,000,000 shares
     authorized, 2,952,672 shares issued and
     outstanding at September 30, 1999, December
     31, 1998 and September 30, 1998                       2,952,672             2,952,672            2,952,672
   Surplus                                                63,711,758            63,711,758           56,711,758
   Undivided profits                                       9,948,720             6,739,151           12,173,721
   Unearned compensation                                    (612,886)             (160,900)
   Accumulated other comprehensive income                    133,640               302,712              382,065
                                                       -------------         -------------         ------------
   TOTAL SHAREHOLDERS' EQUITY                             76,133,904            73,545,393           72,220,216
                                                       -------------         -------------         ------------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $ 522,382,078         $ 488,171,143         $468,280,321
                                                       =============         =============         ============



See Selected Notes to Consolidated Financial Statements.

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                          For The Quarters Ended September 30,   For The Nine Months Ended September 30,
------------------------------------------------------------------------------------------------------------------------
                                                 1999              1998                 1999                 1998
-------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
   Interest and fees on loans                 $6,838,282        $6,311,621           $19,304,197         $18,291,832
   Interest and dividends on securities:
     U. S. Treasury                            1,144,929         1,235,402             3,601,132           3,783,102
     U. S. Government agencies and
       corporations                            1,000,406           744,395             2,462,643           2,362,287
     States and political subdivisions           105,496           107,969               346,194             267,259
     Other investments                               220                                  88,688              14,469
   Interest on federal funds sold                 15,278           130,191               439,188             338,143
                                              ----------        ----------           -----------         -----------
   TOTAL INTEREST INCOME                       9,104,611         8,529,578            26,242,042          25,057,092
                                              ----------        ----------           -----------         -----------
 INTEREST EXPENSE:
   Time deposits of $100,000 or more             886,486         1,022,082             2,749,960           3,129,930
   Other deposits                              2,331,073         2,415,870             6,932,672           6,994,747
   Mortgage indebtedness                           2,630             2,799                 8,019               8,518
   Federal funds purchased and securities
     sold under agreements to repurchases        455,897           152,350             1,104,128             258,152
                                              ----------        ----------           -----------         -----------
   TOTAL INTEREST EXPENSE                      3,676,086         3,593,101            10,794,779          10,391,347
                                              ----------        ----------           -----------         -----------
 NET INTEREST INCOME                           5,428,525         4,936,477            15,447,263          14,665,745
 Provision for losses on loans                    30,000                                  90,000
                                              ----------        ----------           -----------         -----------
 NET INTEREST INCOME AFTER PROVISION FOR
  LOSSES ON LOANS                              5,398,525         4,936,477            15,357,263          14,665,745
                                              ----------        ----------           -----------         -----------
 OTHER OPERATING INCOME:
   Trust department income and fees              201,966           145,571               677,929             574,264
   Service charges on deposit accounts         1,182,688         1,045,344             3,568,089           2,912,215
   Other service charges, commissions an
    fees                                          79,439            67,553               198,416             208,154
   Gain on securities                                               31,849                                    57,129
   Other income                                   85,615           286,529               270,169           5,508,989
                                              ----------        ----------           -----------         -----------
   TOTAL OTHER OPERATING INCOME               $1,549,708        $1,576,846           $ 4,714,603         $ 9,260,751
                                              ----------        ----------           -----------         -----------

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (Continued)
                                  (Unaudited)


                                         For The Quarters Ended September 30,   For The Nine Months Ended September 30,
-----------------------------------------------------------------------------------------------------------------------
                                                  1999             1998               1999              1998
-----------------------------------------------------------------------------------------------------------------------
OTHER OPERATING EXPENSE:
   Salaries and employee benefits             $2,539,742        $2,227,026        $ 7,387,584        $ 6,557,939
   Net occupancy                                 316,781           246,710            732,593            724,820
   Equipment rentals, depreciation and
     maintenance                                 599,988           513,013          1,779,535          1,499,733
   Other expense                               1,299,220         1,233,502          3,597,833          4,261,518
                                              ----------        ----------        -----------        -----------
   TOTAL OTHER OPERATING EXPENSE               4,755,731         4,220,251         13,497,545         13,044,010
                                              ----------        ----------        -----------        -----------
 INCOME BEFORE INCOME TAXES                    2,192,502         2,293,072          6,574,321         10,882,486
 Income taxes                                    703,724           713,650          2,213,210          3,658,410
                                              ----------        ----------        -----------        -----------
 NET INCOME                                   $1,488,778        $1,579,422        $ 4,361,111        $ 7,224,076
                                              ==========        ==========        ===========        ===========






See Selected Notes to Consolidated Financial Statements.

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (Unaudited)

                                                                                             Accumu-
                                                                           Unearned        lated Other      Compre-
                                 Common                   Undivided        Compensa-       Comprehen-       hensive
                   # of Shares    Stock        Surplus     Profits           tion          sive Income      Income        Total
                  -----------------------------------------------------------------------------------------------------------------
  Balance,
  January 1,
  1998, as
  previously
  reported           1,476,336  $1,476,336   $ 58,188,094  $ 5,924,027   $            0   $    183,305                $ 65,771,762

  Two-for-one
  stock split in
  1998               1,476,336   1,476,336     (1,476,336)
                     ---------  ----------   ------------  -----------   --------------   ------------                ------------
  Balance,
  January 1,
  1998, as
  restated           2,952,672   2,952,672     56,711,758    5,924,027                         183,305                  65,771,762

  Comprehen-
  sive Income:

  Net income                                                 7,224,076                                   $ 7,224,076     7,224,076

  Net
  unrealized
  gain  on
  available for
  sale
  securities, net
  of tax                                                                                       225,775       225,775       225,775

  Reclassifica-
  tion
  adjustment
  for available
  for sale
  securities
  called or sold
  in current
  year, net of
  tax                                                                                          (27,015)      (27,015)      (27,015)
                                                                                                         -----------
  Total
  comprehen-
  sive income                                                                                            $ 7,422,836
                                                                                                         ===========
  Cash
  dividends,
   ($ .33 per
  share)                                                      (974,382)                                                   (974,382)
                     ---------  ----------   ------------  -----------   --------------   ------------                ------------
  Balance,
  September
  30, 1998           2,952,672  $2,952,672   $ 56,711,758  $12,173,721   $            0   $    382,065                $ 72,220,216
                     =========  ==========   ============  ===========   ==============   ============                ============

================================================================================



                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY ( Continued)
                                  (Unaudited)

                                                                                   Accumu-
                                                                     Unearned    lated Other     Compre-
                                Common                  Undivided    Compensa-    Comprehen-     hensive
                  # of Shares    Stock      Surplus      Profits       tion      sive Income     Income          Total
                   ---------  ----------  -----------  -----------   ---------   -----------   -----------   ------------
  Balance,
  January 1,
  1999             2,952,672  $2,952,672  $63,711,758  $ 6,739,151   $(160,900)  $   302,712                $  73,545,393

  Comprehen-
  sive Income:

  Net income                                             4,361,111                             $ 4,361,111      4,361,111

  Net
  unrealized
  loss  on
  available for
  sale
  securities, net
  of tax                                                                            (169,072)     (169,072)      (169,072)
                                                                                               -----------
  Total
  comprehen-
  sive income                                                                                  $ 4,192,039
                                                                                               ===========
  Purchase of
  common
  shares                                                              (642,886)                                  (642,886)

  Allocation of
  ESOP shares                                                          190,900                                    190,900

  Cash
  dividends,
  ($ .39 per
  share)                                                (1,151,542)                                            (1,151,542)
                   ---------  ----------  -----------  -----------   ---------   -----------                 ------------
  Balance,
  September
  30, 1999         2,952,672  $2,952,672  $63,711,758  $ 9,948,720   $(612,886)  $   133,640                 $ 76,133,904
                   =========  ==========  ===========  ===========   ==========  ===========                 ============






See Selected Notes to Consolidated Financial Statements.

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


For The Nine Months Ended September 30,                               1999                 1998
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                   $   4,361,111         $   7,224,076
   Adjustments to reconcile net income to net cash provided
    by operating activities:
       Gain on sales and calls of securities                                                (59,129)
       Gain on sales of other real estate                            (449,529)              (11,478)
       Gain on sale of bank premises                                                     (5,083,867)
       Depreciation and amortization                                1,170,000             1,139,397
       Provision for losses on other real estate                       16,355                44,736
       Changes in assets and liabilities:
          Accrued interest receivable                                (493,047)              465,948
          Other assets                                                796,531               179,065
          Accrued interest payable                                   (245,563)              184,180
          Other liabilities                                           304,795             1,484,626
                                                                -------------         -------------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                        5,460,653             5,567,554
                                                                -------------         -------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities and calls of held to maturity
     securities                                                   106,390,000            79,795,000
   Investment in held to maturity securities                      (95,916,051)         (102,488,660)
   Proceeds from maturities, sales and calls of available
     securities for sale                                            1,222,174            23,725,000
   Investment in available for sale securities                    (14,488,796)             (466,991)
   Loans made                                                     (24,082,013)          (24,297,883)
   Proceeds from sale of bank premises                                                    5,996,754
   Acquisition of premises and equipment                           (2,246,640)           (6,768,362)
   Proceeds from sales of other real estate                           569,000               289,077
   Federal funds sold                                              (1,900,000)            2,900,000
   Other assets                                                      (343,286)             (442,433)
                                                                -------------         -------------
 NET CASH USED IN INVESTING ACTIVITIES                          $ (30,795,612)        $ (21,758,498)
                                                                -------------         -------------

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                  (Unaudited)


For The Nine Months Ended September 30,                            1999                 1998
-------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Demand and savings deposits, net increase (decrease)        $ 24,407,839         $ (1,305,384)
   Time deposits, net decrease                                     (641,401)          (3,312,403)
   Principal payments on notes                                       (9,549)              (9,050)
   Cash dividends                                                (1,151,542)            (974,382)
   Federal funds purchased and securities sold under
     agreements to repurchase                                     7,764,257           22,933,242
                                                               ------------         ------------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                     30,369,604           17,332,023
                                                               ------------         ------------
 NET INCREASE IN CASH AND CASH EQUIVALENTS                        5,034,645            1,141,079
 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  30,359,600           20,611,495
                                                               ------------         ------------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                      $ 35,394,245         $ 21,752,574
                                                               ============         ============





See Selected Notes to Consolidated Financial Statements.

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
              SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Nine Months Ended September 30, 1999 and 1998

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

2. The results of operations for the nine months ended September 30, 1999, are not necessarily indicative of the results to be expected for the full year.

3. Per share data is based on the weighted average shares of common stock outstanding of 2,952,672 for the nine months ended September 30, 1999 and 1998.

4. At September 30, 1999 and 1998, the total recorded investment in impaired loans amounted to $2,000 and $638,000. The amount of that recorded investment in impaired loans for which there was no related allowance for loan losses was $2,000 and $638,000 at September 30, 1999 and 1998, respectively.


5. Transactions in the allowance for loan losses were as follows:

                            Balance, January 1, 1999            $   4,382,157
                            Provision for loan losses                  90,000
                            Recoveries                                 61,781
                            Loans charged off                       (403,793)
                                                                -------------
                            Balance, September 30, 1999         $   4,130,145
                                                                =============

6. The Company has defined cash and cash equivalents to include cash and due from banks. The Company paid $11,040,342 and $10,207,000 for the nine months ended September 30, 1999 and 1998, respectively, for interest on deposits and borrowings. Income tax payments totaled $2,315,000 and $1,920,000 for the nine months ended September 30, 1999 and 1998, respectively. Loans transferred to other real estate amounted to $404,000 for the nine months ended September 30, 1998.

7. The income tax effect on the accumulated other comprehensive income was ($87,000) and $103,000 at September 30, 1999 and 1998, respectively.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following presents Management's discussion and analysis of the consolidated financial condition and results of operations of Peoples Financial Corporation and Subsidiaries (the Company) for the nine months ended September 30, 1999 and 1998. These comments highlight the significant events and should be considered in combination with the Consolidated Financial Statements included in this report on Form 10-Q.


OVERVIEW
Net income for the nine months ended September 30, 1999, was $4,361,000, which was a decrease of $2,863,000, as compared with the nine months ended September 30, 1999. This decrease was primarily attributable to the gain recognized for book purposes of $3,300,000, net of taxes, during the first quarter of 1998 as the result of the sale of a branch location. During the first quarter of 1999, the Company recognized a gain, net of taxes, of $293,000 from the sale of other real estate.

The following schedule compares financial highlights for the nine months ended September 30, 1999 and 1998:

For the nine months ended September
30,                                               1999           1998
------------------------------------------------------------------------
 Net income per share                          $    1.48      $    2.45
 Book value per share                          $   25.78      $   24.46
 Return on average total assets                     1.14%          2.10%
 Return on average shareholders' equity             7.83%         13.96%
 Allowance for loan losses as a % of                1.31%          1.56%
 loans, net of unearned discount

FINANCIAL CONDITION

HELD TO MATURITY SECURITIES
There was no significant change in the held to maturity securities portfolio at September 30, 1999, as compared with September 30, 1998. The Company continues to closely manage its liquidity position by matching the maturity of investment securities with anticipated fluctuations in deposits. Gross unrealized gains for held to maturity securities were $428,000 and $1,624,000 and gross unrealized losses for held to maturity securities were $1,359,000 and $19,000 at September 30, 1999 and 1998, respectively. The following schedule reflects the mix of the held to maturity investment portfolio at September 30, 1999 and 1998:


September 30,                                 1999                               1998
------------------------------------------------------------------------------------------------
                                     Amount              %              Amount              %
                                  --------------------------------------------------------------
 U. S. Treasury securities        $ 63,625,282         51.90%        $ 86,247,040         68.70%
 U. S. Government agencies          52,330,396         42.70%          32,912,848         26.20%
 States and political
 subdivisions                        6,656,868          5.40%           6,374,153          5.10%
                                  ------------        ------         ------------        ------
 Totals                           $122,612,546        100.00%        $125,534,041        100.00%
                                  ============        ======         ============        ======


AVAILABLE FOR SALE SECURITIES
There was no significant change in the available for sale securities portfolio at September 30, 1999, as compared with September 30, 1998. The Company continues to closely monitor its liquidity position as described above. Gross unrealized gains were $919,000 and $526,000 at September 30, 1999 and 1998, respectively, and gross unrealized losses were $722,000 at September 30, 1999. The following schedule reflects the mix of available for sale securities at September 30, 1999 and 1998:


September 30,                                1999                               1998
----------------------------------------------------------------------------------------------
                                    Amount              %              Amount             %
                                  ------------------------------------------------------------
 U. S. Treasury securities        $ 5,858,130         21.30%        $ 4,036,250         16.30%
 U. S. Government agencies         16,198,234         58.90%         19,013,090         76.80%
 States and political
 subdivisions                       2,163,328          7.90%          1,080,120          4.40%
 Other securities                   3,256,163         11.90%            641,333          2.50%
                                  -----------        ------         -----------        ------
 Totals                           $27,475,855        100.00%        $24,770,793        100.00%
                                  ===========        ======         ===========        ======

FEDERAL FUNDS SOLD
Federal funds sold were $1,900,000 at September 30, 1999, as compared with $3,250,000 at September 30, 1998. This fluctuation is directly related to the liquidity needs of the bank subsidiary.

LOANS
Loans increased $39,388,000 at September 30, 1999, as compared with September 30, 1998, as a result of the increased loan demand in the Company's trade area. The Company anticipates that this increased demand will continue throughout the remainder of 1999. The allowance for loan losses, as a % of loans, net of unearned discount, has decreased from 1.56% at September 30, 1998 to 1.31% at September 30, 1999. Management continues to monitor the volume and quality of its loan portfolio and has determined that the allowance is adequate.

BANK PREMISES AND EQUIPMENT
Bank premises and equipment increased $2,671,000 at September 30, 1999, as compared with September 30, 1998, as a result of the construction of two branch facilities during this time.

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

FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE Federal funds purchased and securities sold under agreements to repurchase increased $12,882,000 at September 30, 1999, as compared with September 30, 1998. This fluctuation is entirely due to the introduction of a new non-deposit product during 1998.

SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY
Strength, security and stability have been the hallmark of the Company since its founding in 1985 and of its bank subsidiary since its founding in 1896. A strong capital foundation is fundamental to the continuing prosperity of the Company and the security of its customers and shareholders. One measure of capital adequacy is the primary capital ratio which was 15.75% at September 30, 1999, as compared with 16.65% at September 30, 1998. These ratios are well above the regulatory minimum of 6.00%. Management continues to emphasize the importance of maintaining the appropriate capital levels of the Company.

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

The following schedule summarizes net interest earnings and net yield on interest earning assets:



         Net Interest Earnings and Net Yield on Interest Earning Assets

Nine Months Ended September 30, (In
thousands, except percentages)                 1999            1998
--------------------------------------------------------------------
 Total interest income (1)                   $26,420         $25,194
 Total interest expense                       10,795          10,391
                                             -------         -------
   Net interest earnings                     $15,625         $14,803
                                             =======         =======
 Net yield on interest earning assets           4.43%           4.72%
                                             =======         =======

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 1999 and 1998.


The schedule on page 15 provides an analysis of the change in total interest income and total interest expense for the nine months ended September 30, 1999 and 1998.

          Analysis of Changes in Interest Income and Interest Expense
                                 (In Thousands)

                                                                                      Attributable To:
                                                                          -----------------------------------------
                            For the Nine     For the Nine
                                  Months           Months
                                   Ended            Ended
                               September        September        Increase                                     Rate/
                                30, 1999         30, 1998      (Decrease)       Volume          Rate         Volume
                         ---------------  ---------------  -------------- ------------  ------------ --------------
INTEREST
INCOME: (1)
Loans (2)                $        19,304  $        18,292  $        1,012 $      2,265  $    (1,115) $        (138)
Federal funds sold                   439              338             101          225          (74)           (50)
Held to maturity:
  Taxable securities               5,392            4,754             638        1,260         (492)          (130)
  Non-taxable
    securities                       405              174             231           16          196             19
Available for sale:
  Taxable securities                 672            1,391            (719)        (722)           5             (2)
  Non-taxable
    securities                       119              231            (112)         604         (198)          (518)
  Other securities                    89               14              75           27           16             32
                         ---------------  ---------------  -------------- ------------  ------------ --------------
Total                    $        26,420  $        25,194  $        1,226 $      3,675  $    (1,662) $        (787)
                         ===============  ===============  ============== ============  ============ ==============
INTEREST
EXPENSE:
Savings and
negotiable interest
bearing deposits         $         4,144  $         4,137  $            7 $        104  $       (95) $          (2)
Time deposits                      5,539            5,987            (448)         571         (931)           (88)
Federal funds
purchased and
securities sold under
agreements to
repurchase                         1,104              258             846        1,165          (58)          (261)
Mortgage
indebtedness                           8                9              (1)          (4)           7             (4)
                         ---------------  ---------------  -------------- ------------  ------------ --------------
Total                    $        10,795  $        10,391  $          404 $      1,836  $    (1,077) $        (355)
                         ===============  ===============  ============== ============  ============ ==============

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 1999 and 1998.
(2) Loan fees are included in these figures. Includes nonaccrual loans.

PROVISION FOR LOAN LOSSES
Management continuously monitors the Company's relationships with its loan customers, especially those in concentrated industries such as seafood, gaming, and hotel/motel, and their direct and indirect impact on its operations. A thorough analysis of current economic conditions and the quality of the loan portfolio are conducted on a quarterly basis. These analyses are utilized in the computation of the adequacy of the allowance for loan losses. During the period from 1993 until 1998, the Company had not recorded a provision for loan losses. Beginning in January 1999, the Company began providing $10,000 for loan losses on a monthly basis and expects to continue to do so throughout 1999. This action was implemented primarily in response to the large increase in the volume of the loan portfolio and does not indicate a deterioration of its quality.

SERVICE CHARGES ON DEPOSIT ACCOUNTS
Service charges on deposit accounts increased $656,000 for the nine months ended September 30, 1999, as compared with the nine months ended September 30, 1998, as the result of an increase in off-site ATM's and ATM fees at branch locations during 1999.

OTHER INCOME
During the nine months ended September 30, 1998, the Company realized a gain of $5,083,000 for book purposes as the result of the sale of one of its branch locations, as mentioned previously in the Overview.

SALARIES AND EMPLOYEE BENEFITS
Salaries and employee benefits increased $830,000 for the nine months ended September 30, 1999, as compared with the nine months ended September 30, 1998, as the result of an increase in the number of full-time employees during this time frame due to the opening of two new branches and significant cost of living adjustment raises placed in January 1999.

OTHER EXPENSE
Other expense decreased $664,000 for the nine months ended September 30, 1999, as compared with the nine months ended September 30, 1998, largely as the result of expenses relating to the computer conversion during 1998.

LIQUIDITY

Liquidity represents the Company's ability to adequately provide funds to satisfy demands from depositors, borrowers and other commitments by either converting assets to cash or accessing new or existing sources of funds. Management monitors these funds requirements in such a manner as to satisfy these demands and provide the maximum earnings on its earning assets. Deposits, payments of principal and interest on loans, proceeds from maturities of investment securities and earnings on investment securities are the principal sources of funds for the Company. At September 30, 1999, cash and due from banks, investment securities and federal funds sold were 46% of total deposits, as compared with 47% at September 30, 1998.

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

                                    PART II
                               OTHER INFORMATION


Item 5 - Other Information

     None

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

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

                                       PEOPLES FINANCIAL CORPORATION
                                               (Registrant)


                              Date:          October 28, 1999
                                    --------------------------------------

                                By:      /s/ CHEVIS C. SWETMAN
                                    --------------------------------------
                                             Chevis C. Swetman
                              Chairman, President and Chief Executive Officer




                              Date:          October 28, 1999
                                    --------------------------------------

                                By:        /s/ LAURI A. WOOD
                                    --------------------------------------
                                               Lauri A. Wood
                                  Chief Financial Officer and Controller
                               (principal financial and accounting officer)

                               INDEX TO EXHIBITS

Exhibit
Number                Description
-------               -----------
  27            Financial Data Schedule