Form 10-K405
period 1999-12-31
PEOPLES FINANCIAL CORP /MS/
filed 2000-03-28
CIK 770460

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

                   For the fiscal year ended December 31, 1999
                                             -----------------

                         Commission File Number 0-30050
                                                -------

                          PEOPLES FINANCIAL CORPORATION
       -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Mississippi                                             64-0709834
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification number)

             Lameuse and Howard Avenues, Biloxi, Mississippi 39533
             -----------------------------------------------------
              (Address of principal executive offices)   (Zip code)

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

                             Common, $1.00 Par Value
                             -----------------------
                              (Title of each class)

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

                                    YES X  NO
                                       ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. X
          ---

                             Cover Page 1 of 2 Pages

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 2000 was approximately $144,400,000. For purposes of this calculation only, shares held by non-affiliates are deemed to consist of
(a) shares held by all shareholders other than directors and executive officers plus (b) shares held by directors and executive officers as to which beneficial ownership has been disclaimed.

On March 1, 2000 the registrant had outstanding 2,952,672 shares of common stock, par value of $1.00 per share.



                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Stockholders for the year ended December 31, 1999 are incorporated by reference into Parts I, II and III of this report. Portions of the Registrant's Definitive Proxy Statement issued in connection with the Annual Meeting of Shareholders to be held April 5, 2000, are incorporated by reference into Part III of this report.









                            Cover Page 2 of 2 Pages

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

THE REGISTRANT

Peoples Financial Corporation (the "Company") was established as a one bank holding company on December 18, 1984. The Company is headquartered in Biloxi, Mississippi. At December 31, 1999, the Company operated in the state of Mississippi through its wholly-owned subsidiary, The Peoples Bank, Biloxi, Mississippi ("the Bank"). The Company is now engaged, through this subsidiary, in the banking business. The Bank is the Company's principal asset and primary source of revenue.

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

THE BANK SUBSIDIARY

The Company's wholly-owned bank subsidiary is The Peoples Bank, which was originally chartered in 1896 in Biloxi, Mississippi. The Bank is a state chartered bank whose deposits are insured under the Federal Deposit Insurance Act. The Bank is not a member of the Federal Reserve System. The legal name of the Bank was changed to The Peoples Bank, Biloxi, Mississippi, during 1991.

The Bank currently offers a variety of loan and deposit services to individuals and small to middle market businesses within its trade area. Deposit services include interest bearing and non-interest bearing checking accounts, savings accounts, certificates of deposit, and IRA accounts. The Bank also offers a non-deposit funds management account, which is not insured by the FDIC. Loan services include business, real estate, construction, personal and installment loans, with an emphasis on commercial lending. The Bank also offers a variety of other functions including collection services, asset management and trust services, wire services, safe deposit box facilities, night drop facilities, cash management and automated teller machines. During 2000, the Bank will introduce Internet, or home, banking.

The Bank has a large number of customers acquired over a period of many years and is not dependent upon a single customer or upon a few customers. The Bank also provides services to customers representing a wide variety of industries including seafood, retail, hospitality, gaming and construction. While the Company has pursued external growth strategies on a limited basis, its primary focus has been on internal growth by the Bank through the establishment of new branch locations and an emphasis on strong customer relationships.

The Main Office, operations center and asset management and trust services of the Bank are located in downtown Biloxi, MS. At December 31, 1999, the Bank also had thirteen (13) branches located throughout Harrison, Hancock, Jackson and Stone Counties. During 1999, the Bank opened new branch locations in Saucier, MS, and Wiggins, MS. The Bank has automated teller machines ("ATM") at its Main Office, all branch locations and at numerous non-proprietary locations.

At December 31, 1999, the Bank employed 229 full-time employees and 27 part-time employees.


COMPETITION

The Bank is in direct competition with numerous local and regional commercial banks as well as other non-bank institutions. Interest rates paid and charged on deposits and loans are the primary competitive factors within the Bank's trade area. The Bank also competes for deposits and loans with insurance companies, finance companies and automobile finance companies. Recent legislation may further impact the competitors in this trade area. The Bank intends to continue its strategy of being a local, community bank offering traditional bank services and providing quality service in its local trade area.

ASSET MANAGEMENT AND TRUST SERVICES

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

Most of the Bank's business originates from within Harrison, Hancock, Stone and west Jackson Counties in Mississippi; however, some business is obtained from Claiborne County and the other counties in southern Mississippi. There has been no material effect upon the Bank's capital expenditures, earnings or competitive position as a result of federal, state or local environmental regulations.

REGULATION AND SUPERVISION

The Company is required to file certain reports with, and otherwise comply with the rules and regulations of, the Securities and Exchange Commission under federal securities laws.

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

A bank holding company and its subsidiaries are also prohibited from acquiring any voting shares of or interest in, any banks located outside the state in which operations of the bank holding company's subsidiaries are located, unless the acquisition is specially authorized by the statute of the state in which the target is located. Mississippi has enacted legislation which authorizes interstate acquisitions of banking organizations by bank holding companies outside of Mississippi, and also interstate branching transactions subject to certain conditions and restrictions.

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

RECENT REGULATION AND SUPERVISION LEGISLATION

During 1999, the Gramm-Leach-Bliley Act (the "Act") was signed into law. The Act allows bank holding companies to engage in a wider range of financial activities. In order to engage in such activities, which, among others, include underwriting and selling insurance, providing financial, investment or economic advisory services, and underwriting, dealing in or making a market in, services, a bank holding company must elect to become a financial holding company. The Act also authorized the establishment of financial subsidiaries in order to engage in such financial activities, with certain limitations.

The Act also contains a number of other provisions affecting the Company's operations. One of the most important of these provisions relates to the issue of privacy. Federal banking regulators have been authorized by the Act to adopt rules designed to protect the financial privacy of consumers. These rules will implement notice requirements and restrictions on a financial institution's ability to disclose nonpublic personal information about consumers to non-affiliated third parties.

As of the date of this Form 10-K, the Company has not taken any action to adopt either the financial holding company or the financial subsidiary structures that were authorized by the Act.

SUPPLEMENTAL STATISTICAL INFORMATION

Schedules I-A through VII present certain statistical information regarding the Company. This information is not audited and should be read in conjunction with the Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements found at pages 13 - 35 of the 1999 Annual Report to Shareholders.

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

The comments concerning the provision for loan losses and the allowance for loan losses presented in "Management's Discussion and Analysis" at pages 7 - 12 of the 1999 Annual Report to Shareholders are incorporated herein by reference.

RETURN ON EQUITY AND ASSETS

The information under the captions "Five-Year Comparative Summary of Selected Financial Information" on page 6 and "Management's Discussion and Analysis" on pages 7 - 12 of the 1999 Annual Report are incorporated herein by reference.


DIVIDEND PAYOUT


                                      Years Ended December 31,
                                   ------------------------------
                                    1999        1998        1997
                                   ------      ------      ------
Dividend payout ratio               18.40%      11.08%      13.89%
                                   ======      ======      ======

                                  SCHEDULE I-A
      Distribution of Average Assets, Liabilities and Shareholders' Equity
                         for the Periods Indicated (2)


Years Ended December 31, (In thousands)                           1999              1998              1997
                                                               ----------        ----------        ----------
ASSETS:

Cash and due from financial institutions                       $   33,866        $   30,547        $   24,324

Available for sale securities:

Taxable securities                                                 17,500            27,202            50,522

Non-taxable securities                                              2,334               790

Other securities                                                    2,623               641               730

Held to maturity securities:

Taxable securities                                                127,750           111,257            98,110

Non-taxable securities                                              6,685             6,301             5,838

Net loans (1)                                                     299,952           264,047           230,306

Federal funds sold                                                 10,411             8,601             9,216

Other assets                                                       23,978            21,370            16,802
                                                               ----------        ----------        ----------
TOTAL ASSETS                                                   $  525,099        $  470,756        $  435,848
                                                               ==========        ==========        ==========
LIABILITIES AND SHAREHOLDERS' EQUITY:

Non-interest bearing deposits                                  $   82,910        $   79,028        $   67,835

Interest bearing deposits                                         323,796           304,617           299,625
                                                               ----------        ----------        ----------
Total deposits                                                    406,706           383,645           367,460

Federal funds purchased and securities sold under
agreements to repurchase                                           37,432            11,343             1,624

Other liabilities                                                   5,339             5,035             3,931
                                                               ----------        ----------        ----------
Total liabilities                                                 449,477           400,023           373,015

Shareholders' equity                                               75,622            70,733            62,833
                                                               ----------        ----------        ----------
TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY                                                         $  525,099        $  470,756        $  435,848
                                                               ==========        ==========        ==========

(1) Gross loans and discounts, net of unearned income and allowance for loan losses.

(2) All averages are computed on a daily basis with the exception of deposits, which were computed on a monthly basis. Daily averages were not available for deposits.

                                  SCHEDULE I-B
 Average (2) Amount Outstanding for Major Categories of Interest Earning Assets and Interest Bearing Liabilities for the Periods Indicated


Years Ended December 31, (In thousands)                           1999              1998              1997
                                                               ----------        ----------        ----------
INTEREST EARNING ASSETS:

Loans (1)                                                      $  304,201        $  268,393        $  234,744

Federal funds sold                                                 10,411             8,601             9,216

Available for sale securities:

Taxable securities                                                 17,500            27,202            50,522

Non-taxable securities                                              2,334               790

Other securities                                                    2,623               641               730

Held to maturity securities:

Taxable securities                                                127,750           111,257            98,110

Non-taxable securities                                              6,685             6,301             5,838
                                                               ----------        ----------        ----------
TOTAL INTEREST EARNING ASSETS                                  $  471,504        $  423,185        $  399,160
                                                               ==========        ==========        ==========

INTEREST BEARING LIABILITIES:

Savings and negotiable interest bearing deposits               $  169,461        $  153,839        $  161,635

Time deposits                                                     154,335           150,778           137,990

Federal funds purchased and securities sold
under agreements to repurchase                                     37,432            11,343             1,624

Other borrowed funds                                                  196               209               220
                                                               ----------        ----------        ----------
TOTAL INTEREST BEARING LIABILITIES                             $  361,424        $  316,169        $  301,469
                                                               ==========        ==========        ==========

(1) Net of unearned income. Includes nonaccrual loans.

(2) All averages are computed on a daily basis with the exception of deposits, which were computed on a monthly basis. Daily averages were not available for deposits.

                                  SCHEDULE I-C
   Interest Earned or Paid on the Major Categories of Interest Earning Assets and Interest Bearing Liabilities for the Periods Indicated


Years Ended December 31, (In thousands)                           1999              1998              1997
                                                               ----------        ----------        ----------
INTEREST EARNED ON:

Loans (2)                                                      $   26,426        $   24,412        $   21,777

Federal funds sold                                                    504               493               500

Available for sale securities:

Taxable securities                                                  1,049             1,673             3,270

Non-taxable securities                                                152                68

Other securities                                                       98                27               297

Held to maturity securities:

Taxable securities                                                  6,908             6,426             5,976

Non-taxable securities                                                536               528               628
                                                               ----------        ----------        ----------
TOTAL INTEREST EARNED (1)                                      $   35,673        $   33,627        $   32,448
                                                               ==========        ==========        ==========

INTEREST PAID ON:

Savings and negotiable interest bearing
deposits                                                       $    5,390        $    5,457        $    5,091

Time deposits                                                       7,519             7,968             7,757

Federal funds purchased and securities
sold under agreements to repurchase                                 1,521               553                97

Other borrowed funds                                                   11                12                12
                                                               ----------        ----------        ----------
TOTAL INTEREST PAID                                            $   14,441        $   13,990        $   12,957
                                                               ==========        ==========        ==========


(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 1999, 1998 and 1997.

(2) Loan fees of $563, $501 and $395 for 1999, 1998 and 1997, respectively, are included in these figures.

                                  SCHEDULE I-D
      Average Interest Rate Earned or Paid for Major Categories of Interest Earning Assets and Interest Bearing Liabilities for the Periods Indicated


Years Ended December 31, (In thousands)                         1999           1998           1997
                                                               ------         ------         ------
AVERAGE RATE EARNED ON:

Loans                                                            8.69%          9.10%          9.28%

Federal funds sold                                               4.84           5.73           5.43

Available for sale securities:

Taxable securities                                               5.99           6.15           6.47

Non-taxable securities                                           6.51           8.61

Other securities (2)                                             3.74           4.21          40.70

Held to maturity securities:

Taxable securities                                               5.41           5.78           6.07

Non-taxable securities                                           8.02           8.38          10.76
                                                               ------         ------         ------
TOTAL (weighted average rate) (1)                                7.57%          7.95%          8.13%
                                                               ======         ======         ======

AVERAGE RATE PAID ON:

Savings and negotiable interest bearing
deposits                                                         3.18%          3.55%          3.15%

Time deposits                                                    4.87           5.28           5.62

Federal funds purchased and securities
sold under agreements to repurchase                              4.06           4.88           5.97

Other borrowed funds                                             5.61           5.74           5.43
                                                               ------         ------         ------
TOTAL (weighted average rate)                                    4.10%          4.42%          4.30%
                                                               ======         ======         ======


(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 1999, 1998 and 1997.

(2) In 1997, a dividend of $270 was received on stock held as available for sale at a market value of $640.

                                  SCHEDULE I-E
         Net Interest Earnings and Net Yield on Interest Earning Assets


Years Ended December 31,
  (In thousands except percentages)                1999               1998               1997
                                                ----------         ----------         ----------
Total interest income (1)                       $   35,673         $   33,627         $   32,448

Total interest expense                              14,441             13,990             12,957
                                                ----------         ----------         ----------
Net interest earnings                           $   21,232         $   19,637         $   19,491
                                                ==========         ==========         ==========
Net yield on interest earning assets                  4.50%              4.64%              4.88%
                                                ==========         ==========         ==========

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 1999, 1998 and 1997.

                                  SCHEDULE I-F
           Analysis of Changes In Interest Income and Interest Expense
                                 (In thousands)

                                                                                                Attributable to:
                                                                                    ------------------------------------------
                                                                     Increase                                          Rate /
                                         1999           1998        (Decrease)        Volume           Rate           Volume
                                      ----------     ----------     ----------      ----------      ----------      ----------
INTEREST INCOME:(1)

Loans (2) (3)                         $   26,426     $   24,412     $    2,014      $    3,257      $   (1,097)     $     (146)

Federal funds sold                           504            493             11             104             (76)            (17)

Available for sale securities:

Taxable securities                         1,049          1,673           (624)           (597)            (42)             15

Non-taxable securities                       152             68             84             133             (17)            (32)

Other securities                              98             27             71              83              (3)             (9)

Held to maturity securities:

Taxable securities                         6,908          6,426            482             953            (410)            (61)

Non-taxable securities                       536            528              8              32             (23)             (1)
                                      ----------     ----------     ----------      ----------      ----------      ----------
Total                                 $   35,673     $   33,627     $    2,046      $    3,965      $   (1,668)     $     (251)
                                      ==========     ==========     ==========      ==========      ==========      ==========

INTEREST EXPENSE:

Savings and negotiable
interest bearing deposits             $    5,390     $    5,457     $      (67)     $      551      $     (561)     $      (57)

Time deposits                              7,519          7,968           (449)            188            (622)            (15)

Federal funds purchased and
securities sold under
agreements to repurchase                   1,521            553            968           1,272             (92)           (212)

Other borrowed funds                          11             12             (1)             (1)             (1)              1
                                      ----------     ----------     ----------      ----------      ----------      ----------
Total                                 $   14,441     $   13,990     $      451      $    2,010      $   (1,276)     $     (283)
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

           Analysis of Changes in Interest Income and Interest Expense
                                 (In thousands)

                                                                                                Attributable to:
                                                                                    ------------------------------------------
                                                                     Increase                                          Rate /
                                         1998           1997        (Decrease)        Volume           Rate           Volume
                                      ----------     ----------     ----------      ----------      ----------      ----------

INTEREST INCOME:(1)

Loans (2) (3)                         $   24,412     $   21,777     $    2,635      $    3,122      $     (426)     $      (61)

Federal funds sold                           493            500             (7)            (33)             28              (2)

Available for sale securities:

Taxable securities                         1,673          3,270         (1,597)         (1,509)           (163)             75

Other securities                              68                            68              68

Held to maturity securities:                  27            297           (270)            (36)           (266)             32

Taxable securities                         6,426          5,976            450             801            (309)            (42)

Non-taxable securities                       528            628           (100)             50            (139)            (11)
                                      ----------     ----------     ----------      ----------      ----------      ----------
Total                                 $   33,627     $   32,448     $    1,179      $    2,463      $   (1,275)     $       (9)
                                      ==========     ==========     ==========      ==========      ==========      ==========

INTEREST EXPENSE:

Savings and negotiable
interest bearing deposits             $    5,457     $    5,091     $      366      $     (243)     $      639      $      (30)

Time deposits                              7,968          7,757            211             719            (465)            (43)

Federal funds purchased and
securities sold under
agreements to repurchase                     553             97            456             580             (18)           (106)

Other borrowed funds                          12             12
                                      ----------     ----------     ----------      ----------      ----------      ----------
Total                                 $   13,990     $   12,957     $    1,033      $    1,056      $      156      $     (179)
                                      ==========     ==========     ==========      ==========      ==========      ==========


(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 1998 and 1997.

(2) Loan fees are included in these figures.

(3) Includes interest on nonaccrual loans.

                                  SCHEDULE II-A
                              Securities Portfolio
            Book Value of Securities Portfolio at the Dates Indicated


December 31, (In thousands):                         1999           1998           1997
                                                  ----------     ----------     ----------
Available for sale securities:

U. S. Government, agency and corporate
obligations                                       $   24,743     $    9,921     $   46,442

States and political subdivisions                      3,705          2,275            595

Other securities                                       4,628            641            641
                                                  ----------     ----------     ----------
Total                                             $   33,076     $   12,837     $   47,678
                                                  ==========     ==========     ==========

Held to maturity securities:

U. S. Government, agency and corporate
obligations                                       $  109,005     $  128,175     $   97,161

States and political subdivisions                      6,268          6,549          5,674
                                                  ----------     ----------     ----------
Total                                             $  115,273     $  134,724     $  102,835
                                                  ==========     ==========     ==========

                                 SCHEDULE II-B
             Maturity of Securities Portfolio at December 31, 1999
                 And Weighted Average Yields of Such Securities


                                                                   Maturity
                                                   (In thousands except percentage data)
                    ----------------------------------------------------------------------------------------------------------
                                                     After one but               After five but
                         Within one year           within five years            within ten years          After ten years
                    -------------------------- --------------------------  -------------------------- ------------------------
                       Amount        Yield        Amount        Yield         Amount        Yield        Amount      Yield
                    -----------  ------------- ------------  ------------  ------------ ------------- -----------  -----------
Available for
sale securities:

U. S.
Government,
agency and
corporate
obligations           $    1,990      5.58%     $   16,141         5.71%     $    5,719       6.40%    $     893       6.40%

States and
political
subdivisions                                           175          4.55%         2,876       4.69%          654       5.04%

Other                                                                                                      4,628       3.74%
                      ---------- ----------     ----------    ----------     ----------   ---------    ---------  ---------
Totals                $    1,990       5.58%    $   16,316          5.71%    $    8,595        5.93%   $   6,175       4.48%
                      ========== ==========     ==========    ==========     ==========   =========    =========  =========
Held to
maturity
securities:

U. S.
Government,
agency and
corporate
obligations           $   39,219       5.38%    $   66,786          5.82%    $    3,000        6.36%   $

States and
political
subdivisions                 176       5.68%         2,037          5.79%         2,060        5.33%       1,995       5.24%
                      ---------- ----------     ----------    ----------     ----------   ---------    ---------  ---------
Totals                $   39,395       5.39%    $   68,823          5.82%    $    5,060        5.98%   $   1,995       5.24%
                      ========== ==========     ==========    ==========     ==========   =========    =========  =========

Note: The weighted average yields are calculated on the basis of cost. Average yields on investments in states and political subdivisions are based on their contractual yield.

                                 SCHEDULE III-A

                                 Loan Portfolio
                          Loans by Type Outstanding (1)


December 31, (In thousands):                1999       1998       1997       1996       1995
----------------------------             ---------  ---------  ---------  ----------  ----------
Real estate, construction                $  24,793  $  24,836   $ 14,819   $ 14,704   $ 16,473

Real estate, mortgage                      215,726    179,123    154,653    137,766    138,254

Loans to finance agricultural
production and other loans
to farmers                                   8,441     13,493     12,501     10,483      9,962

Commercial and industrial
loans                                       63,104     49,633     50,224     48,057     39,228

Loans to individuals for
household, family and other
consumer expenditures                       16,476     15,717     13,125     11,179     11,903

Obligations of states and
political subdivisions                       2,723      6,809      5,257      4,496      5,469

All other loans                              1,254      1,904      1,219      1,824      2,780
                                         ---------  ---------   --------   --------   --------
Totals                                   $ 332,517  $ 291,515   $251,798   $228,509   $224,069
                                         =========  =========   ========   ========   ========


(1) No foreign debt outstanding.

                                 SCHEDULE III-B
                    Maturities and Sensitivity to Changes in
          Interest Rates of the Loan Portfolio as of December 31, 1999


                                           Maturity (In thousands)
                             -----------------------------------------------------------
                                           Over one year
                             One year or       through 5
                                    less           years   Over 5 years            Total
                             -----------  --------------   ------------   --------------
Loans:

Real estate, construction     $ 16,509        $  6,830         $ 1,454         $ 24,793

Real estate, mortgage           39,930         166,183           9,613          215,726

Loans to finance
agricultural production and
other loans to farmers           8,072             369                            8,441

Commercial and industrial
loans                           37,895          24,976             233           63,104

Loans to individuals for
household, family and
other consumer
expenditures                     6,499           9,977                           16,476

Obligations of states and
political subdivisions             240             252           2,231            2,723

All other loans                    708             546                            1,254
                              --------        --------         -------         --------
Totals                        $109,853        $209,133         $13,531         $332,517
                              ========        ========         =======         ========

Loans with pre-determined
interest rates                $ 49,435        $136,121         $ 5,478         $191,034

Loans with floating
interest rates                  60,418          73,012           8,053          141,483
                              --------        --------         -------         --------
Totals                        $109,853        $209,133         $13,531         $332,517
                              ========        ========         =======         ========

                                 SCHEDULE III-C

                              Non-Performing Loans

December 31, (In thousands):             1999       1998         1997        1996        1995
----------------------------           --------   --------     --------   ---------   ----------
Loans accounted for on a
non-accrual basis (1)                   $  100      $  490      $1,167      $  546      $  610

Loans which are contractually
past due 90 or more days as to
interest or principal payment,
but are not included above               1,238         718       2,882       3,026         146




(1) The Bank places loans on a nonaccrual status when, in the opinion of Management, they possess sufficient uncertainty as to timely collection of interest or principal so as to preclude the recognition in reported earnings of some or all of the contractual interest. The amount of interest not accrued on these loans did not have a significant effect on earnings in the years presented.

                                  SCHEDULE IV-A
                          Summary of Loan Loss Expenses
                      (In thousands except percentage data)

                                          1999            1998           1997             1996            1995
                                       ---------       ---------       --------        ---------        ---------
Average amount of loans
outstanding (1)                        $ 304,201       $ 268,393       $ 234,744       $ 224,231        $ 224,819
                                       =========       =========       =========       =========        =========
Balance of allowance for loan
losses at the beginning of period      $   4,382       $   4,435       $   4,523       $   4,353        $   4,901

Loans charged-off:

Commercial, financial and
agricultural                                 334             406             379              77              601

Consumer and other                            74              60              56              62              101
                                       ---------       ---------       ---------       ---------        ---------
Total loans charged-off                      408             466             435             139              702

Recoveries of loans previously
charged-off:

Commercial, financial and
agricultural                                 190             361             294             403               63

Consumer and other                            54              52              53              56               91
                                       ---------       ---------       ---------       ---------        ---------
Total recoveries                             244             413             347             459              154
                                       ---------       ---------       ---------       ---------        ---------
Net loans (recovered) charged-off            164              53              88            (320)             548

Provision for (reduction of) loan
losses charged to operating
expense                                      120                                            (150)
                                       ---------       ---------       ---------       ---------        ---------
Balance of allowance for
loan losses at end of period           $   4,338       $   4,382       $   4,435       $   4,523        $   4,353
                                       =========       =========       =========       =========        =========
Ratio of net charge-offs during
period to average loans
outstanding                                 0.05%           0.02%           0.04%          (0.14)%           0.24%
                                       =========       =========       =========       =========        =========

(1) Net of unearned income.

                                  SCHEDULE IV-B
                   Allocation of the Allowance for Loan Losses

                             1999                  1998                    1997                 1996                1995
                      -------------------   -------------------   --------------------  -------------------  --------------------
                                                                                 % of
                                     % of                  % of                 Loans                  % of                  % of
                                    Loans                 Loans                    to                 Loans                 Loans
Balance at December              to Total              to Total                 Total              to Total              to Total
31, (In thousands)     Amount       Loans     Amount      Loans     Amount      Loans     Amount      Loans   Amount        Loans
-------------------   --------   --------   ---------  --------   ---------   --------  ---------- --------  ---------  ---------
Real estate,
construction           $  289        7       $  292        9       $  296        6       $  294        6       $  329        7

Real estate,
mortgage                2,647       65        2,674       61        2,706       61        2,755       60        2,765       62

Loans to finance
agricultural
production and
other loans to
farmers                   245        3          247        5          250        5          210        5          199        4

Commercial and
industrial loans          859       18          868       17          878       20          961       21          785       18

Loans to individuals
for household,
family and other
consumer
expenditures              256        5          259        5          262        5          223        5          238        5

Obligations of states
and political
subdivisions              -0-        1          -0-        2          -0-        2          -0-        2          -0-        3

All other loans            23        1           23        1           24        1           36        1           18        1

Unallocated                19      N/A           19      N/A           19      N/A           44      N/A           19      N/A
                       ------   ------       ------   ------       ------   ------       ------   ------       ------   ------
Totals                 $4,338      100       $4,382      100       $4,435      100       $4,523      100       $4,353      100
                       ======   ======       ======   ======       ======   ======       ======   ======       ======   ======

                                   SCHEDULE V
                  Summary of Average Deposits and Their Yields

                                1999                     1998                      1997
                        ---------------------   -----------------------   ---------------------
Years Ended December
 31, (In thousands
except for percentage
data)                     Amount      Rate        Amount        Rate        Amount      Rate
---------------------   ----------  ---------   ----------   ----------   ----------  ---------
Demand deposits in
domestic offices         $ 82,910       N/A       $ 79,028       N/A       $ 67,835       N/A

Negotiable interest
bearing deposits
in domestic offices       140,891      3.21%       127,191      3.64%       126,108      3.43%

Savings deposits in
domestic offices           28,570      3.06%        26,648      3.09%        35,527      2.18%

Time deposits in
domestic offices          154,335      4.87%       150,778      5.28%       137,990      5.62%
                         --------      ----       --------      ----       --------      ----
Total deposits           $406,706      3.17%      $383,645      3.50%      $367,460      3.50%
                         ========      ====       ========      ====       ========      ====

Certificates of deposit outstanding in amounts $100,000 or more (in thousands) by the amount of time remaining until maturity as of December 31, 1999, are as follows:

                Remaining maturity:

                3 months or less                  $ 61,618

                Over 3 through 6 months             18,047

                Over 6 months through 12 months     10,910

                Over 12 months                       1,001
                                                  --------
                Total                             $ 91,576
                                                  ========

                                   SCHEDULE VI
                              Short Term Borrowings
                      (In thousands except percentage data)

                                             1999        1998           1997
                                           --------    --------       --------
Amount outstanding at December 31,         $60,834      $28,151       $

Weighted average interest rate at
December 31,                                  4.34%        4.11%         N/A

Maximum outstanding at any month-end
during year                                $60,834      $28,151       $9,325

Average amount outstanding during year     $37,432      $11,343       $1,624

Weighted average interest rate                4.06%        4.88%        5.97%


Note: Short term borrowings include federal funds purchased from other banks and securities sold under agreements to repurchase.

                                  SCHEDULE VII
                        Interest Sensitivity/Gap Analysis

December 31, 1999 (In               0 - 3          4 - 12         1 - 5         Over 5
thousands)                          Months         Months         Years          Years           Total
---------------------             ----------      ---------      ---------     ----------      ---------
ASSETS:

Loans(1)                           $ 162,546      $  28,372      $ 136,071      $   5,428      $ 332,417

Available for sale securities                         1,990         16,316         14,770         33,076

Held to maturity securities           15,925         23,470         68,823          7,055        115,273
                                   ---------      ---------      ---------      ---------      ---------
Total assets                       $ 178,471      $  53,832      $ 221,210      $  27,253      $ 480,766
                                   =========      =========      =========      =========      =========

FUNDING SOURCES:

Interest bearing deposits          $ 239,163      $  63,685      $  13,834      $      19      $ 316,701

Long-term funds                            4             10            260                           274
                                   ---------      ---------      ---------      ---------      ---------
Total funding sources              $ 239,167      $  63,695      $  14,094      $      19      $ 316,975
                                   =========      =========      =========      =========      =========

REPRICING/MATURITY
 GAP:

Period                             $ (60,696)     $  (9,863)     $ 207,116      $  27,234

Cumulative                           (60,696)       (70,559)       136,557        163,791

Period Gap/Total Assets              (12.62)%         (2.05)%        43.08%          5.66%

Cumulative Gap/Total

Assets                               (12.62)%        (14.67)%        28.41%         34.07%

   (1) Amounts stated include fixed and variable rate investments of the balance sheet that are still accruing interest. Variable rate instruments are included in the next period in which they are subject to a change in rate. The principal portions of scheduled payments on fixed rate instruments are included in periods in which they become due or mature.

ITEM 2 - PROPERTIES

The principal properties of the Company are its 14 business locations, including the Main Office, which is located at 152 Lameuse Street in Biloxi, MS. All such properties are owned by the Company. The operations center is subject to a mortgage from the Small Business Administration. The address of the Main Office and branch locations are listed on page 38 of the Annual Report to Shareholders.

ITEM 3 - LEGAL PROCEEDINGS

The information included in Note J to the Consolidated Financial Statements included in the 1999 Annual Report to Shareholders is incorporated herein by reference.

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

None.

                                     PART II

ITEM 5 - MARKET INFORMATION

The information provided on page 5 of the 1999 Annual Report is incorporated herein by reference.

ITEM 6 - SELECTED FINANCIAL DATA

The information under the caption "Five Year Comparative Summary of Selected Financial Information" on page 6 of the 1999 Annual Report is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 7 - 12 of the 1999 Annual Report is incorporated herein by reference.

ITEM 7a - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information under the caption "Quantitative and Qualitative Disclosures about Market Risk" on pages 10 - 12 of the 1999 Annual Report is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The following consolidated financial statements of the Company and consolidated subsidiaries and the independent auditors' report appearing on pages 13 - 36 of the 1999 Annual Report are incorporated herein by reference:

Consolidated Statements of Condition on pages 13 and 14

Consolidated Statements of Income on page 15

Consolidated Statements of Shareholders' Equity on page 16 - 17

Consolidated Statements of Cash Flows on page 18

Notes to Consolidated Financial Statements on pages 19 - 35

Independent Auditors' Report on page 36


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information in Sections II and IX contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 5, 2000, which was filed by the Company in definitive form with the Commission on March 3, 2000, is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

The information in Section V contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 5, 2000, which was filed by the Company in definitive form with the Commission on March 3, 2000, is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The information in Sections III and IV contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 5, 2000, which was filed by the Company in definitive form with the Commission on March 3, 2000, is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information in Sections V, VI, VII and IX contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 5, 2000, which was filed by the Company in definitive form with the Commission on March 3, 2000, and is incorporated herein by reference.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Index of Financial Statements:

        See Item 8.

(a) 2. Index of Financial Schedules:

        All other schedules have been omitted as not applicable or not required or because the information has been included in the financial statements or applicable notes.

(a) 3. Index of Exhibits:


                                              Incorporated by
                                                Reference to                                            Exhibit
                                              Registration or     Form of                              Number in
                  Description                   File Number       Report         Date of Report         Report
             ---------------------            ----------------   ---------       --------------       -----------
(3.1)        Articles of                       0-30050             10/a              6/21/99              3.1
             Incorporation

(3.2)        By-Laws                           0-30050             10/a              6/21/99              3.2

                                              Incorporated by
                                                Reference to                                            Exhibit
                                              Registration or     Form of                              Number in
                  Description                   File Number       Report         Date of Report         Report
             ---------------------            ----------------   ---------       --------------       -----------
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

(10.2)       Description of Directors'         33-15595            10-K              12/31/88             10.2
             Deferred Income Plan

(10.3)       Description of Executive          33-15595            10-K              12/31/88             10.3
             Supplemental Plan

(10.4)       Split-Dollar Insurance            33-15595            10-K              12/31/93             10.4
             Agreement

(10.5)       Deferred Compensation  Plan       33-15595            10-K              12/31/93             10.5

(13)         Annual Report to
             Shareholders for year ended
             December 31, 1999 * (c)

(21)         Proxy Statement for Annual
             Meeting of Shareholders to be
             held April 5, 2000

(22)         Subsidiaries of the               33-15595            10-K              12/31/88             22
             registrant

(23)         Consent of Certified Public
             Accountants *

(27)         Financial Data Schedule *

(b) Reports on Form 8-K:

No Form 8-K was filed during the fourth quarter of the year ended December 31, 1999. A Form 8-K was filed on March 20, 2000.

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

                          PEOPLES FINANCIAL CORPORATION
                                  (Registrant)

                  Date:         March 22, 2000
                        ----------------------------------------

                 BY:          /s/ Chevis C. Swetman
                        ----------------------------------------
                        Chevis C. Swetman, Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


BY:         /s/ Drew Allen                   BY:     /s/ Chevis C. Swetman
     -----------------------------------           ------------------------------
Date:        March 22, 2000                  Date:        March 22, 2000
      ----------------------------------           ------------------------------
                Drew Allen                                Chevis C. Swetman
                 Director                         President, Chief Executive Officer and
                                                             Director

BY:       /s/ William A. Barq                BY:       /s/ F. Walker Tucei
    ------------------------------------         --------------------------------

Date:        March 22, 2000                  Date:        March 22, 2000
      ----------------------------------           ------------------------------
              William A. Barq                             F. Walker Tucei
                 Director                                    Director

BY:          /s/ Andy Carpenter              BY:      /s/ Lauri A. Wood
      ----------------------------------          -------------------------------

Date:        March 22, 2000                  Date:        March 22, 2000
     -----------------------------------           ------------------------------
                Andy Carpenter                            Lauri A. Wood
   Executive Vice President and Director     Principal Financial and Accounting Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
(13)                Annual Report to Shareholders for year ended December 31,
                    1999*(c)

(23)                Consent of Certified Public Accountants*

(27)                Financial Data Schedule*

-------------
* Filed herewith.