Form 10-Q
period 2000-03-31
PEOPLES FINANCIAL CORP /MS/
filed 2000-05-12
CIK 770460

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000
                                    -------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        Commission File Number  0-30050
                                -----------------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date. Peoples Financial Corporation has only one class of common stock authorized. At May 1, 2000, there were 15,000,000 shares of $1 par value common stock authorized, and 5,905,344 shares issued and outstanding.

                                     PART I
                              FINANCIAL INFORMATION
                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

March 31, December 31, and March 31,                             2000             1999               1999
                                                            -------------     -------------     -------------
ASSETS

  Cash and due from banks                                   $  33,171,502     $  35,540,978     $  33,604,597

  Held to maturity securities, market value of
    $118,238,000 - March 31, 2000;
    $113,709,000 - December 31, 1999;
    $141,009,000 - March 31, 1999                             120,036,460       115,272,790       140,496,326

  Available for sale securities, at market value               39,815,518        33,075,555        13,552,954

  Federal Home Loan Bank stock, at cost                         1,647,300         1,647,300

  Federal funds sold                                                                               48,950,000

  Loans                                                       349,531,990       332,516,552       290,682,700

    Less: Unearned income                                          13,009             6,985             9,804

          Allowance for loan losses                             4,215,983         4,338,149         4,386,613
                                                            -------------     -------------     -------------
    Loans, net                                                345,302,998       328,171,418       286,286,283

  Bank premises and equipment, net of
    accumulated depreciation of $10,513,000 -
    March 31, 2000; $10,090,000 - December 31,
    1999; and $9,320,000 - March 31, 1999                      17,452,256        16,960,986        16,681,731

  Other real estate                                                75,068            94,502           154,810

  Accrued interest receivable                                   4,093,561         3,785,623         2,806,901

  Other assets                                                  5,700,311         3,423,266         3,841,791
                                                            -------------     -------------     -------------
TOTAL ASSETS                                                $ 567,294,974     $ 537,972,418     $ 546,375,393
                                                            =============     =============     =============

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)
                                   (Unaudited)



March 31, December 31, and March 31,                        2000               1999                1999
                                                        -------------      -------------      -------------
LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:

  Deposits:

    Demand, non-interest bearing                        $  85,825,727      $  77,980,244      $  94,344,254

    Savings and demand, interest bearing                  194,414,452        160,605,623        188,009,237

    Time, $100,000 or more                                 78,163,713         91,575,980         77,118,568

    Other time deposits                                    61,799,706         64,519,310         70,843,567
                                                        -------------      -------------      -------------
    Total deposits                                        420,203,598        394,681,157        430,315,626

  Accrued interest payable                                    626,116            768,943            836,750

  Federal funds purchased and securities sold under
    agreements to repurchase                               62,620,718         60,833,677         35,974,861

  Notes payable                                               312,432            274,129            199,805

  Other liabilities                                         4,599,036          3,647,626          4,520,581
                                                        -------------      -------------      -------------
  TOTAL LIABILITIES                                       488,361,900        460,205,532        471,847,623

SHAREHOLDERS' EQUITY:

  Common Stock, $1 par value, 15,000,000 shares
    authorized, 5,905,344 shares issued and
    outstanding at March 31, 2000, December
    31, 1999 and March 31, 1999, after giving
    retroactive effect to two for one stock split
    effective April 17, 2000                                5,905,344          5,905,344          5,905,344

  Surplus                                                  65,759,086         65,759,086         60,759,086

  Undivided profits                                         8,046,383          6,837,628          7,636,807

  Unearned compensation                                      (636,580)          (624,842)

  Accumulated other comprehensive income                     (141,159)          (110,330)           226,533
                                                        -------------      -------------      -------------
  TOTAL SHAREHOLDERS' EQUITY                               78,933,074         77,766,886         74,527,770
                                                        -------------      -------------      -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $ 567,294,974      $ 537,972,418      $ 546,375,393
                                                        =============      =============      =============







See Selected Notes to Consolidated Financial Statements.

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


For the Quarters Ended March 31,                                      2000              1999
                                                                 -------------     -------------
INTEREST INCOME:

  Interest and fees on loans                                     $   7,609,111     $   6,116,045

  Interest and dividends on investments:

    U. S. Treasury                                                     885,925         1,182,984

    U. S. Government agencies and corporations                       1,187,004           631,544

    States and political subdivisions                                  136,500           113,888

    Other investments                                                   44,598            84,375

  Interest on federal funds sold                                        30,468           173,961
                                                                 -------------     -------------
  TOTAL INTEREST INCOME                                              9,893,606         8,302,797
                                                                 -------------     -------------
INTEREST EXPENSE:

  Time deposits of $100,000 or more                                  1,131,041           926,278

  Other deposits                                                     2,231,431         2,321,769

  Mortgage indebtedness                                                  2,421             2,716

  Federal funds purchased and securities sold under
    agreements to repurchase                                           597,746           281,937
                                                                 -------------     -------------
  TOTAL INTEREST EXPENSE                                             3,962,639         3,532,700
                                                                 -------------     -------------
NET INTEREST INCOME                                                  5,930,967         4,770,097

Provision for losses on loans                                           52,500            30,000
                                                                 -------------     -------------
NET INTEREST INCOME AFTER PROVISION FOR LOSSES ON LOANS          $   5,878,467     $   4,740,097
                                                                 -------------     -------------

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (Continued)
                                   (Unaudited)

For the Quarters Ended March 31,                                 2000              1999
                                                            -------------     -------------
OTHER OPERATING INCOME:

  Trust department income and fees                          $     290,785     $     280,415

  Service charges on deposit accounts                           1,236,333         1,164,264

  Other service charges, commissions and fees                      65,259            56,178

  Other income                                                     84,414           107,926
                                                            -------------     -------------
  TOTAL OTHER OPERATING INCOME                                  1,676,791         1,608,783
                                                            -------------     -------------
OTHER OPERATING EXPENSE:

  Salaries and employee benefits                                2,646,532         2,397,291

  Net occupancy                                                   249,473           244,953

  Equipment rentals, depreciation and maintenance                 609,463           575,274

  Other expense                                                 1,371,401           896,598
                                                            -------------     -------------
 TOTAL OTHER OPERATING EXPENSE                                  4,876,869         4,114,116
                                                            -------------     -------------
INCOME BEFORE INCOME TAXES                                      2,678,389         2,234,764

Income taxes                                                      879,100           776,100
                                                            -------------     -------------
NET INCOME                                                  $   1,799,289     $   1,458,664
                                                            =============     =============


See Selected Notes to Consolidated Financial Statements.

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                                      Accumu-
                                                                                       lated
                                                                                       Other
                     # of                                                 Unearned     Compre-
                    Common       Common                     Undivided     Compensa-    hensive     Comprehen-
                    Shares        Stock        Surplus       Profits        tion       Income      sive Income      Total
                   ---------   -----------  ------------   -----------   ----------   ---------    -----------   -------------
BALANCE,
JANUARY 1,
1999, AS
PREVIOUSLY
REPORTED           2,952,672   $ 2,952,672  $ 63,711,758   $ 6,739,151   $ (160,900)  $ 302,712                  $  73,545,393

Two-for-one
stock split in
2000               2,952,672     2,952,672   (2,952,672)
                   ---------   -----------  ------------   -----------   ----------   ---------                  -------------

BALANCE,
JANUARY 1,
1999, AS
RESTATED           5,905,344     5,905,344    60,759,086     6,739,151     (160,900)    302,712                     73,545,393

Comprehensive
Income:

Net income                                                   1,458,664                             $ 1,458,664       1,458,664

Net  unrealized
loss on
available for
sale securities,
net of tax                                                                              (76,057)       (76,057)        (76,057)

Reclassifica-
tion adjustment
for available
for sale
securities
called or sold
in current year,
net of tax                                                                                 (122)          (122)           (122)
                                                                                                   -----------
Total compre-
hensive income                                                                                     $ 1,382,485
                                                                                                   ===========
Allocation of
ESOP shares                                                                  160,900                                   160,900

Cash
dividends
(.095 per share)                                              (561,008)                                               (561,008)
                   ---------   -----------  ------------   -----------   ----------   ---------                  -------------
BALANCE,
MARCH 31,
1999               5,905,344   $ 5,905,344  $ 60,759,086   $ 7,636,807   $        0   $ 226,533                  $  74,527,770
                   =========   ===========  ============   ===========   ==========   =========                  =============

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)
                                   (Unaudited)

                                                                                      Accumu-
                                                                                       lated
                                                                                       Other
                     # of                                                 Unearned     Compre-
                    Common       Common                     Undivided     Compensa-    hensive     Comprehen-
                    Shares        Stock        Surplus       Profits        tion       Income      sive Income      Total
                   ---------   -----------  ------------   -----------   ----------   ---------    -----------   -------------
BALANCE,
JANUARY 1,
2000               5,905,344   $ 5,905,344  $ 65,759,086   $ 6,837,628   $ (624,842)  $(110,330)                 $  77,766,886

Comprehensive
Income:

Net income                                                   1,799,289                             $ 1,799,289       1,799,289

Net unrealized
loss on
available for
sale securities,
net of tax                                                                              (31,164)       (31,164)        (31,164)

Reclassifica-
tion adjustment
for available
for sale
securities
called or sold
in current year,
net of tax                                                                                  335            335             335
                                                                                                   -----------
Total
comprehensive
income                                                                                             $ 1,768,460
                                                                                                   ===========

Purchase of
common shares
by ESOP                                                                     (41,738)                                   (41,738)

Allocation of
ESOP shares                                                                  30,000                                     30,000

Cash
dividends
($ .10 per
share)                                                        (590,534)                                               (590,534)
                   ---------   -----------  ------------   -----------   ----------   ---------                  -------------

BALANCE,
MARCH 31,
2000               5,905,344   $ 5,905,344  $ 65,759,086   $ 8,046,383   $ (636,580)  $(141,159)                 $  78,933,074
                   =========   ===========  ============   ===========   ==========   =========                  =============








See Selected Notes to Consolidated Financial Statements.

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

For the Quarters Ended March 31,                                             2000               1999
                                                                        -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                                            $   1,799,289      $   1,458,664

  Adjustments to reconcile net income to net cash provided by operating activities:

      Gain on sales of other real estate                                                        (449,530)

      Depreciation and amortization                                           423,000            383,459

      Provision for losses on loans                                            52,500

      Changes in assets and liabilities:

        Accrued interest receivable                                          (307,938)           321,378

        Other assets                                                         (168,241)           135,511

        Accrued interest payable                                             (142,827)           (87,422)

       Other liabilities                                                     970,080            718,745
                                                                        -------------      -------------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                                2,625,863          2,480,805
                                                                        -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from maturities and calls of held to maturity
    securities                                                             16,000,000         33,040,000

  Investment in held to maturity securities                               (20,763,670)       (38,812,631)

  Proceeds from maturities, sales and calls of available for sale
    securities                                                                123,486          1,112,622

  Investment in available for sale securities                              (6,912,948)        (1,948,650)

  Proceeds from sales of other real estate                                                       569,000

  Loans, net (increase) decrease                                          (17,154,080)         1,005,358

  Acquisition of premises and equipment                                      (894,836)        (1,141,740)

  Federal funds sold                                                                         (48,950,000)

  Other assets                                                             (2,108,804)          (183,089)
                                                                        -------------      -------------
NET CASH USED IN INVESTING ACTIVITIES                                   $ (31,710,852)     $ (55,309,130)
                                                                        -------------      -------------

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)

For the Quarters Ended March 31,                                2000                1999
                                                            -------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Demand and savings deposits, net increase                 $  41,654,312      $  41,928,831

  Time deposits, net increase (decrease)                      (16,131,871)         6,784,559

  Principal payments on notes                                      (3,435)            (3,141)

  Cash dividends                                                 (590,534)          (561,008)

  Federal funds purchased and securities sold under
    agreements to repurchase, net increase                      1,787,041          7,924,081
                                                            -------------      -------------
 NET CASH PROVIDED BY FINANCING ACTIVITIES                     26,715,513         56,073,322
                                                            -------------      -------------
NET INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS          (2,369,476)         3,244,997

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 35,540,978         30,359,600
                                                            -------------      -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                    $  33,171,502      $  33,604,597
                                                            =============      =============











See Selected Notes to Consolidated Financial Statements.

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Quarters Ended March 31, 2000 and 1999

1. The accompanying unaudited consolidated financial statements have been prepared with the accounting policies in effect as of December 31, 1999 as set forth in the Notes to the Consolidated Financial Statements of Peoples Financial Corporation and Subsidiaries (the Company). In the opinion of Management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included and are of a normal recurring nature. The accompanying unaudited consolidated financial statements have been prepared also in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2. The results of operations for the quarter ended March 31, 2000, are not necessarily indicative of the results to be expected for the full year.

3. Per share data is based on the weighted average shares of common stock outstanding of 5,905,344 for the quarters ended March 31, 2000 and 1999.

4. At March 31, 2000 and 1999, the total recorded investment in impaired loans amounted to $131,000 and $473,000, respectively. The amount of that recorded investment in impaired loans for which there was no related allowance for loan losses was $131,000 and $473,000 at March 31, 2000 and 1999, respectively. The amount of interest not accrued on these loans did not have a significant effect on earnings for the quarters ended March 31, 2000 and 1999.

5. Transactions in the allowance for loan losses were as follows:

           Balance, January 1, 2000             $ 4,338,149
           Provision for loan losses                 52,500
           Recoveries                                44,649
           Loans charged off                       (219,315)
                                                -----------
           Balance, March 31, 2000              $ 4,215,983
                                                ===========

6. The Company has defined cash and cash equivalents to include cash and due from banks. The Company paid $4,105,000 and $3,620,000 for the quarters ended March 31, 2000 and 1999, respectively, for interest on deposits and borrowings. Income tax payments totaled $125,000 during the quarter ended March 31, 1999. No income tax payments were made during the quarter ended March 31, 2000. No loans were transferred to other real estate during the quarters ended March 31, 2000 and 1999. After receiving regulatory approval, the Company transferred property with a book value of $19,000 from other real estate into banking premises during the quarter ended March 31, 2000.

7. The income tax effect on the accumulated other comprehensive income was $(16,000) and $(39,000) at March 31, 2000 and 1999, respectively.

                     Independent Accountants' Review Report




Board of Directors
Peoples Financial Corporation
Biloxi, Mississippi



We have reviewed the accompanying consolidated balance sheets - Securities and Exchange Commission Form 10-Q of Peoples Financial Corporation as of March 31, 2000, March 31, 1999 and December 31, 1999, and the related consolidated statements of income, retained earnings, and cash flows - Securities and Exchange Commission Form 10-Q, for the three months ended March 31, 2000 and March 31, 1999, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of management of Peoples Financial Corporation.

A review consists principally of inquires of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.


Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with Securities and Exchange Commission instructions for Form 10-Q and Rule 10-01 of Regulations S-X.


/s/ Piltz, Williams, LaRosa & Co.

PILTZ, WILLIAMS, LAROSA & CO.

May 9, 2000
Biloxi, Mississippi

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following presents Management's discussion and analysis of the consolidated financial condition and results of operations of Peoples Financial Corporation and Subsidiaries (the Company) for the quarters ended March 31, 2000 and 1999. These comments highlight the significant events and should be considered in combination with the Consolidated Financial Statements included in this report on Form 10-Q.

FORWARD-LOOKING INFORMATION

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

OVERVIEW

The significant development during the first quarter of 2000 was the strong earnings from operations versus the first quarter of 1999. During the first quarter of 1999, the Company realized a gain for book purposes of $293,000, net of taxes, from the sale of other real estate. In 2000, the Company realized net income of $1,799,000 from normal operations, without any unusual or non-recurring transactions, as a result of the continuing loan and deposit growth. The following schedule compares financial highlights for the quarters ended March 31, 2000 and 1999:


For the quarters ended March 31,                               2000            1999
                                                            ----------      ----------
Net income per share                                        $     0.30      $     0.25
Book value per share                                        $    13.37      $    12.62
Return on average total assets                                    1.29%           1.12%
Return on average shareholders' equity                            9.19%           7.87%
Allowance for loan losses as a % of                               1.20%           1.51%
loans, net of unearned discount

FINANCIAL CONDITION

HELD TO MATURITY SECURITIES

Held to maturity securities decreased $20,460,000 at March 31, 2000, compared with March 31, 1999, as a result of the management of the Company's liquidity position. As funds were available either from the maturity of these securities or the increase in deposits, they were invested in short term U. S. Treasury and
U. S. Government Agency securities, which have been classified as available for sale. Gross unrealized gains for held to maturity securities were $185,000 and $942,000 and gross unrealized losses for held to maturity securities were $1,983,000 and $429,000 at March 31, 2000 and 1999, respectively. The following schedule reflects the mix of the held to maturity investment portfolio at March 31, 2000 and 1999:


March 31,                                      2000                               1999
                                   -----------------------------      -----------------------------
                                      Amount                   %         Amount                   %
                                   ------------     ------------      ------------     ------------
U. S. Treasury                     $ 56,473,450            47.00%     $ 91,227,812            64.90%

U. S. Government agencies            57,300,141            47.70%       42,334,589            30.10%

States and political
 subdivisions                         6,262,869             5.30%        6,933,925             5.00%
                                   ------------     ------------      ------------     ------------
Totals                             $120,036,460           100.00%     $140,496,326           100.00%
                                   ============     ============      ============     ============


AVAILABLE FOR SALE SECURITIES

Available for sale securities increased $26,263,000 at March 31, 2000, compared with March 31, 1999, in the management of the Company's liquidity position, as discussed above. Gross unrealized gains were $943,000 and $467,000 and gross unrealized losses were $1,163,000 and $147,000 at March 31, 2000 and 1999, respectively. The following schedule reflects the mix of available for sale securities at March 31, 2000 and 1999:

March 31,                                      2000                               1999
                                   -----------------------------      -----------------------------
                                      Amount                   %         Amount                   %
                                   ------------     ------------      ------------     ------------
U. S. Treasury                     $  6,771,560            17.00%     $  3,975,994            29.30%

U. S. Government agencies            24,813,394            62.30%        5,718,981            42.20%

States and political
subdivisions                          3,611,601             9.10%        3,216,646            23.70%

Other securities                      4,618,963            11.60%          641,333             4.80%
                                   ------------     ------------      ------------     ------------
Totals                             $ 39,815,518           100.00%     $ 13,552,954           100.00%
                                   ============     ============      ============     ============

FEDERAL FUNDS SOLD

Federal funds sold were $48,950,000 at March 31, 1999, as compared with federal funds purchased and securities sold under agreements to repurchase of $62,621,000 at March 31, 2000. This fluctuation from federal funds sold to federal funds purchased is a direct result of the management of the bank subsidiary's liquidity position.

LOANS

Loans increased $58,850,000 at March 31, 2000, as compared with March 31, 1999, as a result of the increase in loan demand in the Company's trade area during the last 24 months. The Company anticipates that this demand will remain strong throughout 2000.

ACCRUED INTEREST RECEIVABLE

Accrued interest receivable increased $1,287,000 as the result of an increase in investments in U. S. Government and Agency securities and in loans at March 31, 2000, as compared with March 31, 1999.

OTHER ASSETS

Other assets increased $1,859,000 at March 31, 2000, as compared with March 31, 1999, due to the investment in whole life insurance owned by the bank subsidiary.

DEPOSITS

Total deposits decreased $10,112,000 at March 31, 2000, as compared with March 31, 1999. Significant increases or decreases in total deposits from quarter to quarter are anticipated by Management as customers in the casino industry and county and municipal areas reallocate their resources periodically. As discussed above, the Company has managed its funds including planning the timing and classification of investment maturities so as to achieve appropriate liquidity.

FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Federal funds purchased and securities sold under agreements to repurchase increased $26,646,000 at March 31, 2000, as compared with March 31, 1999, as the result of the management of the Company's liquidity position and the reallocation of funds by certain customers from deposit products to non-deposit products, as mentioned above.

SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY

On March 22, 2000, the Company's Board of Directors approved a two for one stock split of the common shares of the Company. As a result of the split, which was effective April 17, 2000, shareholders holding a total of 2,952,672 shares of Company Stock received an additional 2,952,672 shares of the Company. The Consolidated Statements of Condition and Shareholders' Equity have been restated to give retroactive effect to these splits. Additionally, all share and per share data have also been given retroactive effect for this split.

Strength, security and stability have been the hallmark of the Company since its founding in 1985 and of its bank subsidiary since its founding in 1896. A strong capital foundation is fundamental to the continuing prosperity of the Company and the security of its customers and shareholders. One measure of capital adequacy is the primary capital ratio which was 14.92% at March 31, 2000, as compared with 15.13% at March 31, 1999. These ratios are well above the regulatory minimum of 6.00%. Management continues to emphasize the importance of maintaining the appropriate capital levels of the Company.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income, the amount by which interest income on loans, investments and other interest earning assets exceeds interest expense on deposits and other borrowed funds, is the single largest component of the Company's income. Management's objective is to provide the largest possible amount of income while balancing interest rate, credit, liquidity and capital risk. Net interest income increased $1,161,000 for the first quarter of 2000 as compared with the first quarter of 1999. Total interest income increased $1,591,000 for the quarter ended March 31, 2000, as compared with the quarter ended March 31, 1999. Total interest expense increased $430,000 for the quarter ended March 31, 2000, as compared with the quarter ended March 31, 1999. The following schedule summarizes net interest earnings and net yield on interest earning assets:


         Net Interest Earnings and Net Yield on Interest Earning Assets

Quarters Ended March 31, (In
thousands, except percentages)                              2000               1999
                                                       -------------      -------------
TOTAL INTEREST INCOME (1)                              $       9,964      $       8,362
TOTAL INTEREST EXPENSE                                         3,963              3,533
                                                       -------------      -------------
  NET INTEREST EARNINGS                                $       6,001      $       4,829
                                                       =============      =============
NET YIELD ON INTEREST EARNING ASSETS                            4.82%              4.26%
                                                       =============      =============

(1) All Interest Earned is Reported on a taxable Equivalent Basis Using a Tax Rate of 34% in 2000 and 1999.

The schedule on page 16 provides an analysis of the change in total interest income and total interest expense for the quarters ended March 31, 2000 and 1999. These changes are generally attributable to a change in volume and/or a change in the applicable rates.

           Analysis of Changes in Interest Income and Interest Expense
                                 (In Thousands)

                                                                                      Attributable To:
                                                                         ------------------------------------------
                             For the       For the
                             Quarter       Quarter
                              Ended         Ended
                            March 31,      March 31,      Increase                                          Rate/
                               2000          1999        (Decrease)        Volume           Rate           Volume
                           ----------     ----------     ----------      ----------      ----------      ----------
INTEREST
INCOME: (1)

Loans (2) (3)              $    7,609     $    6,116     $    1,493      $      994      $      429      $       70

Federal funds sold                 30            174           (144)           (152)             65             (57)
Held to maturity:

Taxable                         1,641          1,695            (54)           (167)            125             (12)

Non-taxable                       135            130              5              (9)             15              (1)
Available for sale:

Taxable                           432            120            312             233              27              52

Non-taxable                        72             43             29              20               6               3

Other                              45             84            (39)            738             (79)           (698)
                           ----------     ----------     ----------      ----------      ----------      ----------
Total                      $    9,964     $    8,362     $    1,602      $    1,657      $      588      $     (643)
                           ==========     ==========     ==========      ==========      ==========      ==========
INTEREST
EXPENSE:

Savings and
demand, interest
bearing                    $    1,346     $    1,373     $      (27)     $       (3)     $      (24)     $

Time deposits                   2,017          1,875            142              38             102               2

Federal funds
purchased and
securities sold
under agreements to
repurchase                        598            282            316             276              20              20

Mortgage
indebtedness                        2              3             (1)             (1)             (1)              1
                           ----------     ----------     ----------      ----------      ----------      ----------
Total                      $    3,963     $    3,533     $      430      $      310      $       97      $       23
                           ==========     ==========     ==========      ==========      ==========      ==========

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2000 and 1999.

(2)  Loan fees are included in these figures.

(3)  Includes nonaccrual loans.

PROVISION FOR LOAN LOSSES

Management continuously monitors the Company's relationships with its loan customers, especially those in concentrated industries such as seafood, gaming and hotel/motel, and their direct and indirect impact on its operations. A thorough analysis of current economic conditions and the quality of the loan portfolio are conducted on a quarterly basis. These analyses are utilized in the computation of the adequacy of the allowance for loan losses. During the period from 1993 until 1998, the Company had not recorded a provision for loan losses. Beginning in January 1999, the Company began providing loan losses on a monthly basis and expects to continue to do so throughout 2000. This action was implemented primarily in response to the large increase in volume of the loan portfolio and does not indicate a deterioration of its quality.

SALARIES AND EMPLOYEE BENEFITS

Salaries and employee benefits increased $249,000 for the quarter ended March 31, 2000, as compared with the quarter ended March 31, 1999. This increase is largely due to the increase in full- time employees during 1999 as a result of the opening of two new branch locations.

OTHER EXPENSE

Other expense increased $475,000 for the quarter ended March 31, 2000, as compared with the quarter ended March 31, 1999, due to the gain from the sale of other real estate of $443,000 included in other expense during the first quarter of 1999.

LIQUIDITY

Liquidity represents the Company's ability to adequately provide funds to satisfy demands from depositors, borrowers and other commitments by either converting assets to cash or accessing new or existing sources of funds. Management monitors these funds requirements in such a manner as to satisfy these demands and provide the maximum earnings on its earning assets. Deposits, payments of principal and interest on loans, proceeds from maturities of held to maturity securities and earnings on held to maturity securities are the principal sources of funds for the Company. At March 31, 2000, cash and due from banks, investment securities and federal funds sold were 46% of total deposits, as compared with 55% at March 31, 1999.

                                     PART II
                                OTHER INFORMATION


Item 4 - Submission of Matters to a Vote of Security Holders

(a)  The Annual Meeting of Shareholders of the Company was held on April 5,
     2000.

(b) The following six directors were elected at the meeting to hold office for a term of one year:

                                                                           Approve      Disapprove
                                                                          ---------     ----------
                           Drew Allen                                     2,435,424
                           William A. Barq                                2,435,424
                           Andy Carpenter                                 2,435,424
                           Dan Magruder                                   2,435,424
                           Lyle M. Page                                   2,435,424
                           Chevis C. Swetman                              2,435,424

Of the 2,952,672 shares outstanding on April 5, shares not voted amounted to 516,948 and 300 shares voted to abstain. The results of the vote have not been adjusted for the two for one stock split effective April 17, 2000.

Item 5 - Other Information

At a meeting held on April 5, 2000, the Board of Directors of the Company approved the following slate of officers:

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

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits

Schedule 27 - Financial Data Schedule

(b)  Reports on Form 8-K

A Form 8-K was filed with the Commission on March 20, 2000. This filing related to the release of information concerning the Company's application to be listed on the NASDAQ Small Cap Market.

A Form 8-K was filed with the Commission on May 4, 2000. This filing related to the release of information concerning approval of the Company's application to be listed on the NASDAQ Small Cap Market.

                                   SIGNATURES

Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          PEOPLES FINANCIAL CORPORATION
                                  (Registrant)


                                  Date:         May 12, 2000
                                        --------------------------------------

                                    By:   /s/ Chevis C. Swetman
                                        --------------------------------------
                                              Chevis C. Swetman
                                Chairman, President and Chief Executive Officer


                                  Date:         May 12, 2000
                                        --------------------------------------

                                    By:   /s/ Lauri A. Wood
                                        --------------------------------------
                                              Lauri A. Wood
                                       Chief Financial Officer and Controller
                                   (principal financial and accounting officer)

                               Index to Exhibits



Exhibit
Number               Description
--------             -----------
  27           Financial Data Schedule