Form 10-Q
period 2000-06-30
PEOPLES FINANCIAL CORP /MS/
filed 2000-08-04
CIK 770460

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2000
                                       -------------
                                       or
        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission File Number 0-30050
                                                -------

                          PEOPLES FINANCIAL CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Mississippi                                  64-0709834
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


Lameuse and Howard Avenues, Biloxi, Mississippi                       39533
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

Peoples Financial Corporation has only one class of common stock authorized. At July 25, 2000, there were 15,000,000 shares of $1 par value common stock authorized, and 5,862,674 shares issued and outstanding.

                                    PART I
                              FINANCIAL INFORMATION
                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

June 30, December 31, and June 30,                     2000             1999             1999
----------------------------------                 ------------     ------------     ------------
ASSETS
  Cash and due from banks                          $ 33,690,622     $ 35,540,978     $ 31,898,009
  Available for sale securities                      41,263,586       33,075,555       22,992,765
  Held to maturity securities, market value of
    $103,564,000 - June 30, 2000;
    $113,709,000 - December 31, 1999;
    $153,877,000 - June 30, 1999                    105,292,874      115,272,790      154,482,682
  Federal Home Loan Bank Stock, at cost               1,647,300        1,647,300
  Federal funds sold                                                                    2,750,000
  Loans                                             370,175,118      332,516,552      302,777,457
    Less: Unearned income                                15,296            6,985           10,374
          Allowance for loan losses                   4,153,855        4,338,149        4,126,799
                                                   ------------     ------------     ------------
    Loans, net                                      366,005,967      328,171,418      298,640,284
  Bank premises and equipment, net of
    accumulated depreciation of $10,711,000 -
    June 30, 2000; $10,090,000 - December 31,
    1999; and $9,328,000 - June 30, 1999             18,655,870       16,960,986       17,005,393
  Other real estate                                     117,207           94,502          154,809
  Accrued interest receivable                         2,995,829        3,785,623        3,297,799
  Other assets                                        5,695,152        3,423,266        3,760,160
                                                   ------------     ------------     ------------
TOTAL ASSETS                                       $575,364,407     $537,972,418     $534,981,901
                                                   ============     ============     ============

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)
                                   (Unaudited)


June 30, December 31, and June 30,                      2000                1999                1999
----------------------------------                 --------------      --------------      --------------
LIABILITIES & SHAREHOLDERS' EQUITY
LIABILITIES:
  Deposits:
    Demand, non-interest bearing                   $   74,820,606      $   77,980,244      $   98,379,030
    Savings and demand, interest bearing              161,260,097         160,605,623         168,078,858
    Time, $100,000 or more                             87,317,766          91,575,980          69,779,618
    Other time deposits                                63,930,598          64,519,310          68,211,983
                                                   --------------      --------------      --------------
    Total deposits                                    387,329,067         394,681,157         404,449,489
  Accrued interest payable                                724,090             768,943             780,871
  Federal funds purchased and securities sold
    under agreements to repurchase                     69,555,335          60,833,677          50,694,047
  Borrowings from the Federal Home Loan Bank           34,000,000
  Notes payable                                           350,405             274,129             196,623
  Other liabilities                                     4,560,120           3,647,626           3,864,252
                                                   --------------      --------------      --------------
  TOTAL LIABILITIES                                   496,519,017         460,205,532         459,985,282
SHAREHOLDERS' EQUITY:
  Common Stock, $1 par value, 15,000,000
    shares authorized, 5,862,674,
    5,905,344 and 5,905,344 shares issued
    and outstanding at June 30, 2000,
    December 31, 1999 and June 30, 1999,
    respectively, after giving retroactive
    effect to two for one stock split
    effective April 17, 2000                            5,862,674           5,905,344           5,905,344
  Surplus                                              65,780,254          65,759,086          60,759,086
  Undivided profits                                     8,020,800           6,837,628           9,050,476
  Unearned compensation                                  (647,910)           (624,842)           (600,840)
  Accumulated other comprehensive income                 (170,428)           (110,330)           (117,447)
                                                   --------------      --------------      --------------
  TOTAL SHAREHOLDERS' EQUITY                           78,845,390          77,766,886          74,996,619
                                                   --------------      --------------      --------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $  575,364,407      $  537,972,418      $  534,981,901
                                                   ==============      ==============      ==============


See Selected Notes to Consolidated Financial Statements.

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                            For The Quarters Ended June 30,  For The Six Months Ended June 30,
                                            -------------------------------  ---------------------------------
                                                 2000             1999             2000             1999
                                             ------------     ------------     ------------     ------------
INTEREST INCOME:
  Interest and fees on loans                 $  8,220,162     $  6,349,870     $ 15,829,273     $ 12,465,915
  Interest and dividends on investments:
    U. S. Treasury                                823,049        1,273,219        1,708,974        2,456,203
    U. S. Government agencies and
      corporations                              1,256,764          830,693        2,443,768        1,462,237
    States and political subdivisions             132,732          126,810          269,232          240,698
    Other investments                              51,433            4,093           96,031           88,468
  Interest on federal funds sold                    5,723          249,949           36,191          423,910
                                             ------------     ------------     ------------     ------------
TOTAL INTEREST INCOME                          10,489,863        8,834,634       20,383,469       17,137,431
                                             ------------     ------------     ------------     ------------
INTEREST EXPENSE:

  Time deposits of $100,000 or more             1,116,202          937,196        2,247,243        1,863,474
  Other deposits                                2,166,020        2,279,830        4,397,451        4,601,599
  Mortgage indebtedness                             2,498            2,673            4,919            5,389
  Borrowings from Federal Home Loan
    Bank                                          426,514                           426,514
  Federal funds purchased and securities
    sold under agreements to repurchase           822,632          366,294        1,420,378          648,231
                                             ------------     ------------     ------------     ------------
TOTAL INTEREST EXPENSE                          4,533,866        3,585,993        8,496,505        7,118,693
                                             ------------     ------------     ------------     ------------
NET INTEREST INCOME                             5,955,997        5,248,641       11,886,964       10,018,738
Provision for losses on loans                      52,500           30,000          105,000           60,000
                                             ------------     ------------     ------------     ------------
NET INTEREST INCOME AFTER PROVISION
  FOR LOSSES ON LOANS                           5,903,497        5,218,641       11,781,964        9,958,738
                                             ------------     ------------     ------------     ------------

OTHER OPERATING INCOME:
  Trust department income and fees                191,294          195,548          482,079          475,963
  Service charges on deposit accounts           1,282,453        1,221,137        2,518,786        2,385,401
  Other service charges, commissions
    and fees                                       82,363           62,799          147,622          118,977
  Other income                                    184,543           76,628          268,957          184,554
                                             ------------     ------------     ------------     ------------
TOTAL OTHER OPERATING INCOME                 $  1,740,653     $  1,556,112     $  3,417,444     $  3,164,895
                                             ------------     ------------     ------------     ------------

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (continued)
                                   (Unaudited)


                                            For The Quarters Ended June 30,  For The Six Months Ended June 30,
                                            -------------------------------  ---------------------------------
                                                 2000             1999             2000             1999
                                             ------------     ------------     ------------     ------------
OTHER OPERATING EXPENSE:
  Salaries and employee benefits             $  2,638,124     $  2,450,551     $  5,284,656     $  4,847,842
  Net occupancy                                   254,124          170,859          503,597          415,812
  Equipment rentals, depreciation and
   maintenance                                    690,513          604,273        1,299,976        1,179,547
  Other expense                                 1,276,751        1,402,015        2,648,152        2,298,613
                                             ------------     ------------     ------------     ------------
TOTAL OTHER OPERATING EXPENSE                   4,859,512        4,627,698        9,736,381        8,741,814
                                             ------------     ------------     ------------     ------------

INCOME BEFORE INCOME TAXES                      2,784,638        2,147,055        5,463,027        4,381,819
INCOME TAXES                                      888,400          733,386        1,767,500        1,509,486
                                             ------------     ------------     ------------     ------------
NET INCOME                                   $  1,896,238     $  1,413,669     $  3,695,527     $  2,872,333
                                             ============     ============     ============     ============


See Selected Notes to Consolidated Financial Statements.

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)


                                                                                Accumulated
                # of                                                Unearned       Other       Compre-
               Common       Common                     Undivided     Compen-    Comprehen-     hensive
               Shares       Stock         Surplus       Profits      sation     sive Income    Income         Total
              ---------   ----------   ------------   -----------  -----------  ------------  -----------   ----------
Balance,
January 1,
1999, as
previously
reported      2,952,672   $ 2,952,672  $ 63,711,758   $ 6,739,151  $ (160,900)  $    302,712                $73,545,393

Two-for-
one stock
split in
2000          2,952,672     2,952,672    (2,952,672)
              ---------   -----------  ------------   -----------  ----------   ------------                -----------
Balance,
January 1,
1999, as
restated      5,905,344     5,905,344    60,759,086     6,739,151    (160,900)       302,712                 73,545,393

Compre-
hensive
Income:

Net income                                              2,872,333                              $ 2,872,333    2,872,333

Net unreal-
ized loss
on
available
for sale
securities,
net of tax                                                                          (420,159)     (420,159)    (420,159)
                                                                                               -----------
Total
compre-
hensive
income                                                                                         $ 2,452,174
                                                                                               ===========
Purchase of
shares by
ESOP                                                                 (600,840)                                 (600,840)

Allocation
of ESOP
shares                                                                160,900                                   160,900

Cash
dividends
($ .095 per
share)                                                   (561,008)                                             (561,008)
              ---------   -----------  ------------   -----------  ----------   ------------                -----------
Balance,
June 30,
1999          5,905,344   $ 5,905,344  $ 60,759,086   $ 9,050,476  $ (600,840)  $   (117,447)               $74,996,619
              =========   ===========  ============   ===========  ==========   ============                ===========

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)
                                   (Unaudited)


                                                                                Accumulated
                # of                                                Unearned       Other       Compre-
               Common       Common                     Undivided     Compen-    Comprehen-     hensive
               Shares       Stock         Surplus       Profits      sation     sive Income    Income         Total
              ---------   ----------   ------------   -----------  -----------  ------------  -----------   ----------
Balance,
January 1,
2000          2,952,672   $ 2,952,672  $ 68,711,758   $ 6,837,628  $ (624,842)  $   (110,330)               $77,766,886

Two-for-
one stock
split in
2000          2,952,672     2,952,672    (2,952,672)
              ---------   -----------  ------------   -----------  ----------   ------------  -----------   -----------
Balance,
January 1,
2000, as
restated      5,905,344     5,905,344    65,759,086     6,837,628    (624,842)      (110,330)                77,766,886

Compre-
hensive
Income

Net income                                              3,695,527                             $ 3,695,527     3,695,527

Net
unrealized
loss on
available
for sale
securities,
net of tax                                                                           (60,098)     (60,098)      (60,098)
                                                                                              -----------
Total
compre-
hensive
income                                                                                        $ 3,635,429
                                                                                              ===========
Purchase of
common
shares by
ESOP                                                                  (83,068)                                  (83,068)

Allocation
of ESOP
shares                                                                 60,000                                    60,000

Retirement
of common
stock           (42,670)      (42,670)       21,168    (1,276,927)                                           (1,298,429)

Dividend
declared
($.11 per
share)                                                   (644,894)                                             (644,894)

Cash
dividends
($ .10 per
share)                                                   (590,534)                                             (590,534)
              ---------   -----------  ------------   -----------  ----------   ------------                -----------
Balance,
June 30,
2000          5,862,674   $ 5,862,674  $ 65,780,254   $ 8,020,800  $ (647,910)  $   (170,428)               $78,845,390
              =========   ===========  ============   ===========  ==========   ============                ===========


See Selected Notes to Consolidated Financial Statements.

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


For The Six Months Ended June 30,                                  2000              1999
---------------------------------                              ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                   $  3,695,527      $  2,872,333
  Adjustments to reconcile net income to net cash provided
   by operating activities:
      Gain on sales of other real estate                                             (449,529)
      Gain on sale of bank premises                                 (76,328)
      Depreciation and amortization                                 876,000           773,459
      Provision for losses on loans                                 105,000            60,000
      Changes in assets and liabilities:
        Accrued interest receivable                                 789,794          (169,520)
        Other assets                                                 80,319           (28,556)
        Accrued interest payable                                    (44,853)         (143,301)
        Other liabilities                                           298,369           239,516
                                                               ------------      ------------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                      5,723,828         3,154,402
                                                               ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales, maturities and calls of held to
    maturity securities                                          32,000,000        67,120,000
  Investment in held to maturity securities                     (22,020,084)      (86,878,987)
  Proceeds from sales, maturities and calls of available
    for sale securities                                             132,312         1,189,430
  Investment in available for sale securities                    (8,411,210)      (11,986,349)
  Loans made                                                    (37,921,688)      (12,009,483)
  Proceeds from sales of other real estate                                            569,000
  Proceeds from sale of bank premises                               195,865
  Acquisition of premises and equipment                          (2,670,987)       (1,855,402)
  Federal funds sold                                                               (2,750,000)
  Other assets                                                   (2,352,205)           62,609
                                                               ------------      ------------
NET CASH USED IN INVESTING ACTIVITIES                          $(41,047,997)     $(46,539,182)
                                                               ------------      ------------

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)


For The Six Months Ended June 30,                                   2000            1999
---------------------------------                              -------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Demand and savings deposits, net increase (decrease)         $ (2,505,164)     $ 23,068,583
  Time deposits, net decrease                                    (4,846,926)         (221,330)
  Principal payments on notes                                        (6,792)           (6,323)
  Retirement of common stock                                     (1,298,429)
  Cash dividends                                                   (590,534)         (561,008)
  Federal funds purchased and securities sold under
    agreements to repurchase                                      8,721,658        22,643,267
  Borrowings from Federal Home Loan Bank                         34,000,000
                                                               ------------      ------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                      33,473,813        44,923,189
                                                               ------------      ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (1,850,356)        1,538,409
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   35,540,978        30,359,600
                                                               ------------      ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                       $ 33,690,622      $ 31,898,009
                                                               ============      ============


See Selected Notes to Consolidated Financial Statements.

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Six Months Ended June 30, 2000 and 1999

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

2. The results of operations for the six months ended June 30, 2000, are not necessarily indicative of the results to be expected for the full year.

3. Per share data is based on the weighted average shares of common stock outstanding of 5,885,686 and 5,905,344 for the six months ended June 30, 2000 and 1999, respectively.

4. At June 30, 2000 and 1999, the total recorded investment in impaired loans amounted to $44,000 and $251,000. The amount of that recorded investment in impaired loans for which there was no related allowance for loan losses was $44,000 and $251,000 at June 30, 2000 and 1999, respectively. The amount of interest not accrued on these loans did not have a significant effect on earnings for the six months ended June 30, 2000 and 1999.

5. Transactions in the allowance for loan losses were as follows:

             Balance, January 1, 2000             $ 4,338,149
             Recoveries                                65,893
             Loans charged off                       (355,187)
             Provision for loan losses                105,000
                                                  -----------
             Balance, June 30, 2000               $ 4,153,855
                                                  ===========

6. The Company has defined cash and cash equivalents to include cash and due from banks. The Company paid $8,541,000 and $7,262,000 for the six months ended June 30, 2000 and 1999, respectively, for interest on deposits and borrowings. Income tax payments totaled $1,715,000 and $1,506,000 for the six months ended June 30, 2000 and 1999, respectively. Loans transferred to other real estate amounted to $42,000 for the six months ended June 30, 2000. No loans were transferred to ORE for the six months ended June 30, 1999. After receiving regulatory approval, the Company transferred property with a book value of $19,000 from ORE to banking premises during the six months ended June 30, 2000.

7. The income tax effect on the accumulated other comprehensive income was ($31,000) and ($216,000) at June 30, 2000 and 1999, respectively.

                     Independent Accountants' Review Report




Board of Directors
Peoples Financial Corporation
Biloxi, Mississippi



We have reviewed the accompanying consolidated balance sheets - Securities and Exchange Commission Form 10-Q of Peoples Financial Corporation as of June 30, 2000, June 30, 1999 and December 31, 1999, and the related consolidated statements of income, retained earnings, and cash flows - Securities and Exchange Commission Form 10-Q, for the six months ended June 30, 2000 and June 30, 1999, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of management of Peoples Financial Corporation.

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

July 28, 2000
Biloxi, Mississippi

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following presents Management's discussion and analysis of the consolidated financial condition and results of operations of Peoples Financial Corporation and Subsidiaries (the Company) for the six months ended June 30, 2000 and 1999. These comments highlight the significant events and should be considered in combination with the Consolidated Financial Statements included in this report on Form 10-Q.

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

OVERVIEW

The significant development during the first six months of 2000 was the strong earnings from operations versus the first six months of 1999. During the first half of 1999, the Company realized a gain for book purposes of $293,000, net of taxes, from the sale of other real estate. In 2000, the Company realized net income of $3,696,000 from normal operations, as a result of continuing loan and deposit growth.

The following schedule compares financial highlights for the six months ended June 30, 2000 and 1999:

For the six months ended June 30,                         2000          1999
---------------------------------                      ----------    ---------
Net income per share                                   $    0.63     $   0.48

Book value per share                                   $   13.45     $  12.79

Return on average total assets                              1.32%        1.11%

Return on average shareholders' equity                      9.44%        7.73%

Allowance for loan losses as a % of
loans, net of unearned discount                             1.12%        1.36%

FINANCIAL CONDITION

HELD TO MATURITY SECURITIES

Held to maturity securities decreased $49,190,000 at June 30, 2000, as compared with June 30, 1999, as a result of the management of the Company's liquidity position. As funds were available from the maturity of these securities, they were generally invested in available for sale securities and used to fund loan growth. Gross unrealized gains were $170,000 and $537,000 and gross unrealized losses were $1,899,000 and $1,143,000 at June 30, 2000 and 1999, respectively. There were no significant realized gains or losses on these investments during the six months ended June 30, 2000 and 1999, respectively. The following schedule reflects the mix of the held to maturity securities portfolio at June 30, 2000 and 1999:

June 30,                                              2000                                    1999
--------                              -------------------------------------  ---------------------------------------
                                             Amount               %                  Amount                %
                                      -------------------  ----------------  --------------------  -----------------
U. S. Treasury securities             $        41,737,042            39.60%  $         95,217,017             61.60%

U. S. Government agencies                      57,297,841            54.40%            52,334,301             33.90%

States and political
subdivisions                                    6,257,991             6.00%             6,931,364              4.50%
                                      -------------------  ----------------  --------------------  -----------------
Totals                                $       105,292,874           100.00%  $        154,482,682            100.00%
                                      ===================  ================  ====================  =================

AVAILABLE FOR SALE SECURITIES

Available for sale securities increased $18,271,000 at June 30, 2000, as compared with June 30, 1999, as the result of the management of the Company's liquidity position, as discussed above. Gross unrealized gains were $954,000 and $454,000 and gross unrealized losses were $1,214,000 and $633,000 at June 30, 2000 and 1999, respectively. There were no significant realized gains or losses on these investments during the six months ended June 30, 2000 and 1999. The following schedule reflects the mix of available for sale securities at June 30, 2000 and 1999:

June 30,                                              2000                                    1999
--------                              -------------------------------------  ---------------------------------------
                                             Amount               %                  Amount                %
                                      -------------------  ----------------  --------------------  -----------------
U. S. Treasury securities             $         6,793,140             16.50%  $         4,864,690             21.20%
U. S. Government agencies                      25,756,348             62.40%           15,295,430             66.50%
States and political                            4,147,635             10.00%            2,191,312              9.50%
subdivisions
Other securities                                4,566,463             11.10%              641,333              2.80%
                                      -------------------  -----------------  ------------------- ------------------
Totals                                $        41,263,586            100.00%  $        22,992,765            100.00%
                                      ===================  =================  =================== ==================

FEDERAL FUNDS SOLD

Federal funds sold decreased $2,750,000 at June 30, 2000, compared with June 30, 1999. The liquidity needs of the bank subsidiary directly impact the federal funds position of the Company.

LOANS

Loans increased $67,398,000 at June 30, 2000, as compared with June 30, 1999, as a result of increased loan demand in the Company's trade area. The Company anticipates that this increased demand will continue throughout the remainder of 2000. The allowance for loan losses as a % of loans, net of unearned discount, has decreased from 1.36% at June 30, 1999, to 1.12% at June 30, 2000, as a result of the increase in the loan portfolio. Management continues to monitor the volume and quality of its loan portfolio and has determined that the allowance is adequate.

OTHER ASSETS

Other assets increased $1,935,000 at June 30, 2000, as compared with June 30, 1999, primarily as the result of the investment in whole life insurance owned by the bank subsidiary.

DEPOSITS

Total deposits have decreased $17,120,000 at June 30, 2000, as compared with June 30, 1999. Significant increases or decreases in total deposits are anticipated by Management as customers in the casino industry and county and municipal areas reallocate their resources periodically. As discussed above, the Company has managed its funds including planning the timing of investment maturities so as to achieve appropriate liquidity.

FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Federal funds purchased and securities sold under agreements to repurchase increased $18,861,000 at June 30, 2000, as compared with June 30, 1999. This fluctuation is primarily due to the liquidity needs of the bank subsidiary, as discussed above.

BORROWINGS FROM FEDERAL HOME LOAN BANK

Borrowings from the Federal Home Loan Bank were $34,000,000 at June 30, 2000. The Company acquired these funds in the management of its liquidity position.

SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY

On March 22, 2000, the Company's Board of Directors approved a two for one stock split of the common shares of the Company. As a result of this split, which was effective April 17, 2000, shareholders holding a total of 2,952,672 shares of the Company stock received an additional 2,952,672 shares of the Company. The Consolidated Statements of Condition and Shareholders' Equity have been restated to give retroactive effect to these splits. Additionally, all share and per share data have also been given retroactive effect for this split.

On May 24, 2000, the Company's Board of Directors approved the repurchase of up to 2.5% of the outstanding shares of the Company's common stock. As of June 30, 2000, 42,670 shares had been repurchased and retired.

On June 28, 2000, the Company's Board of Directors approved a semi-annual dividend of $ .11 per share. The dividend had a record date of July 10, 2000 and a distribution date of July 14, 2000.

Strength, security and stability have been the hallmark of the Company since its founding in 1985 and of its bank subsidiary since its founding in 1896. A strong capital foundation is fundamental to the continuing prosperity of the Company and the security of its customers and shareholders. One measure of capital adequacy is the primary capital ratio which was 14.79% at June 30, 2000, as compared with 15.34% at June 30, 1999. The decrease at June 30, 2000, reflects the significant increase in total assets rather than the softening of the Company's capital. These ratios are well above the regulatory minimum of 6.00%. Management continues to emphasize the importance of maintaining the appropriate capital levels of the Company.

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

Net interest income increased $708,000 for the second quarter of 2000 as compared with the second quarter of 1999. Net interest income increased $1,868,000 for the six months ended June 30, 2000, as compared with the six months ended June 30, 1999. Total interest income increased $1,655,000 for the quarter ended June 30, 2000, as compared with the quarter ended June 30, 1999. Total interest income increased $3,246,000 for the six months ended June 30, 2000, as compared with the six months ended June 30, 1999. Total interest expense increased $947,000 for the quarter ended June 30, 2000, as compared with quarter ended June 30, 1999. Total interest expense increased $1,378,000 for the six months ended June 30, 2000, as compared with the six months ended June 30, 1999. The following schedule summarizes net interest earnings and net yield on interest earning assets:

         NET INTEREST EARNINGS AND NET YIELD ON INTEREST EARNING ASSETS

Six Months Ended June 30, (In
thousands, except percentages)           2000         1999
------------------------------        ---------    --------
Total interest income (1)             $  20,520    $ 17,261
Total interest expense                    8,497       7,119
                                      ---------    --------
  Net interest earnings               $  12,023    $ 10,142
                                      =========    ========
Net yield on interest earning
  assets                                   5.14%      4.34%
                                      =========    ========

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2000 and 1999.

The schedule on page 17 provides an analysis of the change in total interest income and total interest expense for the six months ended June 30, 2000 and 1999.

           ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE
                                 (In Thousands)



                       For the Six  For the Six                           Attributable To:
                         Months       Months                    ------------------------------------
                       Ended June   Ended June     Increase                                   Rate/
                        30, 2000     30, 1999     (Decrease)     Volume         Rate         Volume
                       ----------   -----------   ----------    --------      --------      --------
INTEREST
 INCOME: (1)

Loans (2)               $ 15,829     $ 12,466     $  3,363      $  2,305      $    893      $    165

Federal funds sold            36          424         (388)         (394)           86           (80)

Held to maturity:

Taxable securities         3,204        3,576         (372)         (605)          280           (47)

Non-taxable
securities                   277          269            8           (36)           51            (7)

Available for sale:

Taxable securities           948          342          606           457            64            85

Non-taxable
securities                   130           96           34            53           (12)           (7)

Other securities              96           88            8           767           (78)         (681)
                        --------     --------     --------      --------      --------      --------
Total                   $ 20,520     $ 17,261     $  3,259      $  2,547      $  1,284      $   (572)
                        ========     ========     ========      ========      ========      ========
INTEREST
EXPENSE:

Savings and nego-
tiable interest
bearing deposits        $  2,630     $  2,732     $   (102)     $    (74)     $    (29)     $      1

Time deposits              4,015        3,734          281           (54)          340            (5)

Borrowings from
FHLB                         427                       427           427

Federal funds sold
federal funds pur-
chased and secur-
ities sold under
agreements to
repurchase                 1,420          648          772           585            98            89

Mortgage
indebtedness                   5            5                         (1)            1
                        --------     --------     --------      --------      --------      --------
Total                   $  8,497     $  7,119     $  1,378      $    883      $    410      $     85
                        ========     ========     ========      ========      ========      ========

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2000 and 1999.

(2) Loan fees are included in these figures. Includes nonaccrual loans.

PROVISION FOR LOAN LOSSES

Management continuously monitors the Company's relationships with its loan customers, especially those in concentrated industries such as seafood, gaming and hotel/motel, and their direct and indirect impact on its operations. A thorough analysis of current economic conditions and the quality of the loan portfolio are conducted on a quarterly basis. These analyses are utilized in the computation of the adequacy of the allowance for loan losses. During the period from 1993 until 1998, the Company had not recorded a provision for loan losses. Beginning in January 1999, the Company began providing for loan losses on a monthly basis and expects to continue to do so throughout 2000. This action was implemented primarily in response to the large increase in volume of the loan portfolio and does not indicate a deterioration of its quality.

SALARIES AND EMPLOYEE BENEFITS

Salaries and employee benefits increased $437,000 for the six months ended June 30, 2000, as compared with the six months ended June 30, 1999. This increase was largely due to the increase in employees during 1999 as a result of the opening of two new branch locations.

OTHER EXPENSE

Other expense increased $350,000 for the six months ended June 30, 2000, as compared with the same period during 1999, due to the gain from the sale of other real estate of $443,000 included in other expense during 1999.

LIQUIDITY

Liquidity represents the Company's ability to adequately provide funds to satisfy demands from depositors, borrowers and other commitments by either converting assets to cash or accessing new or existing sources of funds. Management monitors these funds requirements in such a manner as to satisfy these demands and provide the maximum earnings on its earning assets. Deposits, payments of principal and interest on loans, proceeds from maturities of investment securities and earnings on investment securities are the principal sources of funds for the Company. At June 30, 2000, cash and due from banks, investment securities and federal funds sold were 47% of total deposits, as compared with 52% at June 30, 1999.

                                     PART II

                                OTHER INFORMATION


Item 5 - Other Information

None.

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

    Exhibit 23    Consent of Certified Public Accountants
    Exhibit 27    Financial Data Schedule

(b) Reports on Form 8-K

A Form 8-K was filed with the Commission on May 26, 2000. This filing related to the announcement of a stock repurchase plan.

                                   SIGNATURES

Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PEOPLES FINANCIAL CORPORATION
                                              (Registrant)


                             Date:          July 31, 2000
                                   --------------------------------------

                               By:    /s/ Chevis C. Swetman
                                   --------------------------------------
                                            Chevis C. Swetman
                             Chairman, President and Chief Executive Officer




                             Date:          July 31, 2000
                                   --------------------------------------

                               By:     /s/ Lauri A. Wood
                                   --------------------------------------
                                              Lauri A. Wood
                                 Chief Financial Officer and Controller
                              (principal financial and accounting officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
Exhibit 23 -     Consent of Certified Public Accountants

Exhibit 27 -     Financial Data Schedule