Form 10-Q
period 2000-09-30
PEOPLES FINANCIAL CORP /MS/
filed 2000-11-14
CIK 770460

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended        September 30, 2000
                                               ---------------------------
                                       or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                      Commission File Number        0 - 30050
                                              ---------------------


                          PEOPLES FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Mississippi                                         64-0709834
         -------------------------------                     ------------------------------------
         (State or other jurisdiction of                     (I.R.S. Employer Identification No.)
          incorporation or organization)


Lameuse and Howard Avenues, Biloxi, Mississippi                              39533
-----------------------------------------------                            ----------
  (Address of principal executive offices)                                 (Zip Code)


                                 (228) 435-5511
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

Peoples Financial Corporation has only one class of common stock authorized. At October 27, 2000, there were 15,000,000 shares of $1 par value common stock authorized, and 5,823,982 shares issued and outstanding.

                                     PART I
                              FINANCIAL INFORMATION
                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

September 30, December 31, and September 30,                  2000           1999            1999
--------------------------------------------              ------------   ------------   ------------
ASSETS

  Cash and due from banks                                 $ 33,062,113   $ 35,540,978   $ 35,394,245
  Held to maturity securities, market value of
    $100,965,000 - September 30, 2000;
    $113,709,000 - December 31, 1999;
    $121,682,000 - September 30, 1999                      101,976,213    115,272,790    122,612,546
  Available for sale securities, at market value            43,944,913     33,075,555     27,475,855
  Federal Home Loan Bank Stock, at cost                      1,647,300      1,647,300
  Federal funds sold                                                                       1,900,000
  Loans                                                    368,010,640    332,516,552    314,941,484
    Less: Unearned income                                       11,349          6,985          8,525
          Allowance for loan losses                          7,025,868      4,338,149      4,130,145
                                                          ------------   ------------   ------------
    Loans, net                                             360,973,423    328,171,418    310,802,814

  Bank premises and equipment, net of accumulated
    depreciation of $11,017,000 -  September 30,
    2000; $10,090,000 - December  31, 1999; and
    $9,624,000 - September 30, 1999                         18,439,156     16,960,986     17,000,090
  Other real estate                                            167,530         94,502        138,454
  Accrued interest receivable                                4,614,368      3,785,623      3,621,326
  Other assets                                               6,480,163      3,423,266      3,436,748
                                                          ------------   ------------   ------------
TOTAL ASSETS                                              $571,305,179   $537,972,418   $522,382,078
                                                          ============   ============   ============

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)
                                   (Unaudited)



September 30, December 31, and September 30,             2000             1999            1999
--------------------------------------------        -------------    -------------    -------------
LIABILITIES & SHAREHOLDERS' EQUITY

LIABILITIES:

  Deposits:
    Demand, non-interest bearing                    $  75,826,785    $  77,980,244    $  99,246,828
    Savings and demand, interest bearing              152,428,470      160,605,623      168,540,539
    Time, $100,000 or more                            118,660,031       91,575,980       69,657,004
    Other time deposits                                71,849,359       64,519,310       67,924,303
                                                    -------------    -------------    -------------
    Total deposits                                    418,764,645      394,681,157      405,368,674
  Accrued interest payable                                876,751          768,943          678,609
  Federal funds purchased and securities sold
    under agreements to repurchase                     64,109,843       60,833,677       35,815,037
  Borrowings from Federal Home Loan Bank                5,117,100
  Notes payable                                           308,930          274,129          235,443
  Other liabilities                                     3,692,554        3,647,626        4,150,411
                                                    -------------    -------------    -------------
  TOTAL LIABILITIES                                   492,869,823      460,205,532      446,248,174

SHAREHOLDERS' EQUITY:

  Common Stock, $1 par value, 15,000,000 shares
    authorized, 5,833,982 shares issued and
    outstanding at September 30, 2000, 5,905,344
    shares issued and outstanding at December 31,
    1999 and September 30, 1999                         5,833,982        5,905,344        5,905,344
  Surplus                                              65,780,254       65,759,086       60,759,086
  Undivided profits                                     7,264,807        6,837,628        9,948,720
  Unearned compensation                                  (579,840)        (624,842)        (612,886)
  Accumulated other comprehensive income                  136,153         (110,330)         133,640
                                                    -------------    -------------    -------------
  TOTAL SHAREHOLDERS' EQUITY                           78,435,356       77,766,886       76,133,904
                                                    -------------    -------------    -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 571,305,179    $ 537,972,418    $ 522,382,078
                                                    =============    =============    =============

See Selected Notes to Consolidated Financial Statements.

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                             For The Quarters Ended September 30,   For The Nine Months Ended September 30,
                                             ------------------------------------   ---------------------------------------
                                                    2000           1999                       2000           1999
                                                 -----------   -----------                 -----------   -----------
INTEREST INCOME:

  Interest and fees on loans                     $ 8,658,054   $ 6,838,282                 $24,487,327   $19,304,197
  Interest and dividends on securities:
    U. S. Treasury                                   673,368     1,144,929                   2,382,342     3,601,132
    U. S. Government agencies and
      corporations                                 1,306,913     1,000,406                   3,750,681     2,462,643
    States and political subdivisions                133,643       105,496                     402,875       346,194
    Other investments                                 62,320           220                     158,351        88,688
  Interest on federal funds sold                      70,225        15,278                     106,416       439,188
                                                 -----------   -----------                 -----------   -----------
  TOTAL INTEREST INCOME                           10,904,523     9,104,611                  31,287,992    26,242,042
                                                 -----------   -----------                 -----------   -----------

INTEREST EXPENSE:

  Time deposits of $100,000 or more                1,969,185       886,486                   4,216,428     2,749,960
  Other deposits                                   2,393,239     2,331,073                   6,790,690     6,932,672
  Borrowing from Federal Home Loan
   Bank                                              247,445                                   673,959
  Mortgage indebtedness                                2,452         2,630                       7,371         8,019
  Federal funds purchased and securities
    sold under agreements to repurchase              787,688       455,897                   2,208,066     1,104,128
                                                 -----------   -----------                 -----------   -----------
  TOTAL INTEREST EXPENSE                           5,400,009     3,676,086                  13,896,514    10,794,779
                                                 -----------   -----------                 -----------   -----------
NET INTEREST INCOME                                5,504,514     5,428,525                  17,391,478    15,447,263
Provision for losses on loans                      2,735,000        30,000                   2,840,000        90,000
                                                 -----------   -----------                 -----------   -----------
NET INTEREST INCOME AFTER PROVISION FOR
 LOSSES ON LOANS                                   2,769,514     5,398,525                  14,551,478    15,357,263
                                                 -----------   -----------                 -----------   -----------
OTHER OPERATING INCOME:
  Trust department income and fees                   206,921       201,966                     689,000       677,929
  Service charges on deposit accounts              1,339,990     1,182,688                   3,858,776     3,568,089
  Other service charges, commissions and
   fees                                               75,182        79,439                     222,804       198,416
  Other income                                       339,375        85,615                     608,332       270,169
                                                 -----------   -----------                 -----------   -----------
  TOTAL OTHER OPERATING INCOME                   $ 1,961,468   $ 1,549,708                 $ 5,378,912   $ 4,714,603
                                                 -----------   -----------                 -----------   -----------

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (Continued)
                                   (Unaudited)


                                             For The Quarters Ended September 30,   For The Nine Months Ended September 30,
                                             ------------------------------------   ---------------------------------------
                                                      2000          1999                        2000          1999
                                                  -----------   -----------                  -----------   -----------
OTHER OPERATING EXPENSE:

  Salaries and employee benefits                  $ 2,629,269   $ 2,539,742                  $ 7,913,925   $ 7,387,584
  Net occupancy                                       329,009       316,781                      832,606       732,593
  Equipment rentals, depreciation and
    maintenance                                       769,114       599,988                    2,069,090     1,779,535
  Other expense                                     1,314,660     1,299,220                    3,962,812     3,597,833
                                                  -----------   -----------                  -----------   -----------
  TOTAL OTHER OPERATING EXPENSE                     5,042,052     4,755,731                   14,778,433    13,497,545
                                                  -----------   -----------                  -----------   -----------
INCOME (LOSS) BEFORE INCOME TAXES                    (311,070)    2,192,502                    5,151,957     6,574,321
Income taxes (benefit)                                (82,000)      703,724                    1,685,500     2,213,210
                                                  -----------   -----------                  -----------   -----------
NET INCOME (LOSS)                                 $  (229,070)  $ 1,488,778                  $ 3,466,457   $ 4,361,111
                                                  ===========   ===========                  ===========   ===========

See Selected Notes to Consolidated Financial Statements.

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                                                        Accumulated
                                                                                                           Other
                                    Common                        Undivided         Unearned           Comprehensive
                  # of Shares       Stock          Surplus         Profits        Compensation            Income
                  ------------   ------------   -------------  -------------      ------------         ------------
Balance,
January 1,
1999, as
previously
reported             2,952,672   $  2,952,672   $ 63,711,758   $  6,739,151       $   (160,900)        $    302,712

Two-for-one
stock split in
2000                 2,952,672      2,952,672     (2,952,672)
                  ------------   ------------   ------------   ------------        ------------        ------------
Balance,
January 1,
1999, as
restated             5,905,344      5,905,344     60,759,086      6,739,151           (160,900)             302,712

Comprehensive
Income:

Net income                                                        4,361,111

Net
unrealized
loss on
available for
sale
securities, net
of tax                                                                                                     (169,072)

Total
comprehensive
income

Purchase of
shares by
ESOP                                                                                  (642,886)

Allocation of
ESOP shares                                                                            190,900

Cash
dividends,
($.195 per
share)                                                           (1,151,542)
                  ------------   ------------   ------------   ------------       ------------         ------------
Balance,
September 30,
1999                 5,905,344   $  5,905,344   $ 60,759,086   $  9,948,720       $   (612,886)        $    133,640
                  ============   ============   ============   ============       ============         ============



                          Comprehensive
                             Income                  Total
                          -------------           -----------
Balance,
January 1,
1999, as previously
reported                                          $ 73,545,393

Two-for-one
stock split in
2000
                                                  ------------
Balance,
January 1,
1999, as
restated                                            73,545,393

Comprehensive
Income:

Net income                $  4,361,111               4,361,111

Net
unrealized
loss  on
available for
sale
securities, net
of tax                        (169,072)               (169,072)
                         -------------
Total
comprehensive
income                   $   4,192,039
                         =============
Purchase of
shares by
ESOP                                                  (642,886)

Allocation of
ESOP shares                                            190,900

Cash
dividends,
($.195 per
share)                                              (1,151,542)
                                                  ------------
Balance,
September 30,
1999                                              $ 76,133,904
                                                  ============

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)
                                   (Unaudited)


                                                                                               Accumulated
                                                                                                  Other
                                     Common                       Undivided      Unearned     Comprehensive  Comprehensive
                   # of Shares       Stock          Surplus        Profits     Compensation       Income         Income
                  ------------   ------------   -------------  -------------   ------------    ------------   -----------
Balance,
January 1,
2000, as
previously
reported             2,952,672   $  2,952,672   $ 68,711,758   $  6,837,628    $   (624,842)   $   (110,330)

Two-for-one
stock split in
2000                 2,952,672      2,952,672     (2,952,672)
                  ------------   ------------   ------------   ------------    ------------    ------------
Balance,
January 1,
2000, as
restated             5,905,344      5,905,344     65,759,086      6,837,628        (624,842)       (110,330)

Comprehensive
Income:

Net income                                                        3,466,457                                   $  3,466,457

Net
unrealized
gain on
available for
sale
securities, net
of tax                                                                                              246,483        246,483
                                                                                                              ------------
Total
comprehensive
income                                                                                                        $  3,712,940
                                                                                                              ============
Purchase of
common
shares                                                                              (83,068)

Allocation of
ESOP shares                                                                         128,070

Retirement
of stock               (71,362)       (71,362)        21,168     (1,803,850)

Cash
dividends,
($.21 per
share)                                                           (1,235,428)
                  ------------   ------------   ------------   ------------    ------------    ------------

Balance,
September 30,
2000                 5,833,982   $  5,833,982   $ 65,780,254   $  7,264,807    $   (579,840)   $    136,153
                  ============   ============   ============   ============    ============    ============





                     Total
                  ------------
Balance,
January 1,
2000, as
previously
reported          $ 77,766,886

Two-for-one
stock split in
2000
                  ------------
Balance,
January 1,
2000, as
restated            77,766,886

Comprehensive
Income:

Net income           3,466,457

Net
unrealized
gain on
available for
sale
securities, net
of tax                 246,483

Total
comprehensive
income

Purchase of
common
shares                 (83,068)

Allocation of
ESOP shares            128,070

Retirement
of stock            (1,854,044)

Cash
dividends,
($.21 per
share)              (1,235,428)
                  ------------

Balance,
September 30,
2000              $ 78,435,356
                  ============


See Selected Notes to Consolidated Financial Statements.

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

For The Nine Months Ended September 30,                            2000             1999
---------------------------------------                        -------------    -------------
 CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                                    $   3,466,457    $   4,361,111
  Adjustments to reconcile net income to net cash provided
   by operating activities:
      Gain on sales of other real estate                                             (449,529)
      Gain on sale of bank premises                                 (317,690)
      Depreciation and amortization                                1,359,000        1,170,000
      Provision for losses on loans                                2,840,000           90,000
      Provision for losses on other real estate                        1,677           16,355
      Changes in assets and liabilities:
         Accrued interest receivable                                (828,745)        (493,047)
         Other assets                                               (413,739)          10,925
         Accrued interest payable                                    107,808         (245,563)
         Other liabilities                                           (83,502)         400,575
                                                               -------------    -------------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                        6,131,266        4,860,827
                                                               -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from maturities and calls of held to maturity
    securities                                                    48,600,000      106,390,000
  Investment in held to maturity securities                      (35,303,423)     (95,916,051)
  Proceeds from maturities, sales and calls of available
    for sale securities                                              172,294        1,222,174
  Investment in available for sale securities                    (10,666,739)     (14,488,796)
  Loans made                                                     (35,646,144)     (24,172,013)
  Proceeds from sale of bank premises                                469,065
  Acquisition of premises and equipment                           (2,969,111)      (2,246,640)
  Proceeds from sales of other real estate                                            569,000
  Federal funds sold                                                               (1,900,000)
  Other assets                                                    (2,643,158)         346,540
                                                               -------------    -------------
NET CASH USED IN INVESTING ACTIVITIES                          $ (37,987,216)   $ (30,195,786)
                                                               -------------    -------------

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)


For The Nine Months Ended September 30,                            2000             1999
---------------------------------------                        -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Demand and savings deposits, net increase (decrease)         $(10,330,612)   $ 24,407,839
  Time deposits, net increase (decrease)                         34,414,100        (641,401)
  Principal payments on notes                                       (10,197)         (9,549)
  Cash dividends                                                 (1,235,428)     (1,151,542)
  Retirement of stock                                            (1,854,044)
  Federal funds purchased and securities sold under
    agreements to repurchase                                      3,276,166       7,764,257
 Borrowings from Federal Home Loan Bank                           5,117,100
                                                               ------------    ------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                      29,377,085      30,369,604
                                                               ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (2,478,865)      5,034,645
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   35,540,978      30,359,600
                                                               ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                       $ 33,062,113    $ 35,394,245
                                                               ============    ============

See Selected Notes to Consolidated Financial Statements.

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Nine Months Ended September 30, 2000 and 1999

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

2. The results of operations for the nine months ended September 30, 2000, are not necessarily indicative of the results to be expected for the full year.

3. Per share data is based on the weighted average shares of common stock outstanding of 5,874,958 and 5,905,344 for the nine months ended September 30, 2000 and 1999, respectively.

4. At September 30, 2000 and 1999, the total recorded investment in impaired loans amounted to $8,720,000 and $2,000. The amount of that recorded investment in impaired loans for which there is a related allowance for loan losses was $2,500,000 at September 30, 2000. The amount of that recorded investment in impaired loans for which there was no related allowance for loan losses was $6,220,000 and $2,000 at September 30, 2000 and 1999, respectively. Interest not accrued on these loans did not have a significant effect on earnings for the nine months September 30, 2000 and 1999.

5.  Transactions in the allowance for loan losses were as follows:

Balance, January 1, 2000                $ 4,338,149
Provision for loan losses                 2,840,000
Recoveries                                  227,928
Loans charged off                          (380,209)
                                        -----------
Balance, September 30, 2000             $ 7,025,868
                                        ===========

6. The Company has defined cash and cash equivalents to include cash and due from banks. The Company paid $13,788,706 and $11,040,342 for the nine months ended September 30, 2000 and 1999, respectively, for interest on deposits and borrowings. Income tax payments totaled $2,590,000 and $2,315,000 for the nine months ended September 30, 2000 and 1999, respectively. Loans transferred to other real estate amounted to $94,000 for the nine months ended September 30, 2000. After receiving regulatory approval, the Company transferred property with a book value of $19,000 from ORE to banking premises during the nine months ended September 30, 2000.

7. The income tax effect on the accumulated other comprehensive income was $127,000 and ($87,000) at September 30, 2000 and 1999, respectively.

                     Independent Accountants' Review Report


Board of Directors
Peoples Financial Corporation
Biloxi, Mississippi



We have reviewed the accompanying consolidated balance sheets - Securities and Exchange Commission Form 10-Q of Peoples Financial Corporation as of September 30, 2000, September 30, 1999 and December 31, 1999, and the related consolidated statements of income, retained earnings, and cash flows - Securities and Exchange Commission Form 10-Q, for the nine months ended September 30, 2000 and September 30, 1999, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of management of Peoples Financial Corporation.

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

November 10, 2000
Biloxi, Mississippi

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following presents Management's discussion and analysis of the consolidated financial condition and results of operations of Peoples Financial Corporation and Subsidiaries (the Company) for the nine months ended September 30, 2000 and 1999. These comments highlight the significant events and should be considered in combination with the Consolidated Financial Statements included in this report on Form 10-Q.

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

OVERVIEW

Net income for the nine months ended September 30, 2000 was $3,466,000 as compared with $4,361,000 for the nine months ended September 30, 1999. During 2000, the Company recognized a gain, net of taxes, of $208,000 from the sale of bank premises, which is an unusual, non-recurring transaction. Loan demand has continued to be strong throughout 2000, with the volume of the Company's loan portfolio reaching record levels during the second and third quarters. The Company recorded a provision for loan losses of $2.7 million during the third quarter of 2000. This represents a significant charge to income based on past provision levels. This significant increase is due to the deterioration of several specific loans. Refer to the Provision for Loan Losses on page 17, for further discussion of the events that caused Management to record this provision.

The following schedule compares financial highlights for the nine months ended September 30, 2000 and 1999:

For the nine months ended September 30,   2000       1999
---------------------------------------   ----       ----
Net income per share                     $ 0.59     $ 0.74
Book value per share                     $13.44     $12.89
Return on average total assets             0.82%      1.14%
Return on average shareholders' equity     5.92%      7.77%
Allowance for loan losses as a % of        1.91%      1.31%
loans, net of unearned discount

FINANCIAL CONDITION

HELD TO MATURITY SECURITIES

Held to maturity securities decreased $20,636,000 at September 30, 2000, as compared with September 30, 1999, as a result of the management of the Company's liquidity position. Funds available from the maturity of these securities were generally invested in available for sale securities. Gross unrealized gains for held to maturity securities were $196,000 and $428,000 and gross unrealized losses for held to maturity securities were $1,207,000 and $1,359,000 at September 30, 2000 and 1999, respectively. The following schedule reflects the mix of the held to maturity investment portfolio at September 30, 2000 and 1999:

September 30,                          2000                           1999
-------------               ---------------------------    ---------------------------
                               Amount                %        Amount                 %
                            ------------   ------------    ------------   ------------
U. S. Treasury securities   $ 33,694,770          33.00%   $ 63,625,282          51.90%
U. S. Government agencies     62,127,942          60.90%     52,330,396          42.70%
States and political
subdivisions                   6,153,501           6.10%      6,656,868           5.40%
                            ------------   ------------    ------------   ------------
Totals                      $101,976,213         100.00%   $122,612,546         100.00%
                            ============   ============    ============   ============

AVAILABLE FOR SALE SECURITIES

Available for sale securities increased $16,469,000 at September 30, 2000, as compared with September 30, 1999, as the result of the management of the Company's liquidity position, as discussed above. Gross unrealized gains were $1,030,000 and $919,000 and gross unrealized losses were $825,000 and $722,000 at September 30, 2000 and 1999, respectively. The following schedule reflects the mix of available for sale securities at September 30, 2000 and 1999:

September 30,                                 2000                          1999
-------------                      ---------------------------   ---------------------------
                                      Amount                %       Amount                %
                                   ------------   ------------   ------------   ------------
U. S. Treasury securities           $ 6,860,020         15.60%   $ 5,858,130         21.30%
U. S. Government agencies            28,012,446         63.70%    16,198,234         58.90%
States and political subdivisions     4,203,585          9.60%     2,163,328          7.90%
Other securities                      4,868,862         11.10%     3,256,163         11.90%
                                    -----------   -----------    -----------   -----------
Totals                              $43,944,913        100.00%   $27,475,855        100.00%
                                    ===========   ===========    ===========   ===========

LOANS

Loans increased $53,069,000 at September 30, 2000, as compared with September 30, 1999, as a result of the increased loan demand in the Company's trade area. The Company anticipates that this increased demand will continue throughout the remainder of 2000.

ACCRUED INTEREST RECEIVABLE

Accrued interest receivable increased $993,000 at September 30, 2000, as compared with September 30, 1999, as a result of the increase in loan volume.

OTHER ASSETS

Other assets increased $3,043,000 at September 30, 2000, as compared with September 30, 1999, primarily as a result of the investment in whole life insurance owned by the bank subsidiary.

DEPOSITS

Significant increases or decreases in total deposits or significant fluctuations among the different types of deposits are anticipated by Management as customers in the casino industry and county and municipal areas reallocate their resources periodically. As discussed above, the Company has managed its funds including planning the timing of investment maturities so as to achieve appropriate liquidity. During the third quarter of 2000, the Company acquired $30,000,000 in brokered certificates of deposit in the management of the bank subsidiary's liquidity position.

FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Federal funds purchased and securities sold under agreements to repurchase increased $28,295,000 at September 30, 2000, as compared with September 30, 1999. This fluctuation is due to the liquidity needs of the bank subsidiary and periodic reallocation by customers of funds in non-deposit accounts.

BORROWINGS FROM FEDERAL HOME LOAN BANK

The Company acquired funds from the Federal Home Loan Bank during 2000 in the management of its liquidity position.

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

On May 24, 2000, the Company's Board of Directors approved the repurchase of up to 2.50% of the outstanding shares of the Company's common stock. As of September 30, 2000, 71,362 shares had been repurchased and retired.

Strength, security and stability have been the hallmark of the Company since its founding in 1985 and of its bank subsidiary since its founding in 1896. A strong capital foundation is fundamental to the continuing prosperity of the Company and the security of its customers and shareholders. One measure of capital adequacy is the primary capital ratio which was 15.25% at September 30, 2000, as compared with 15.75% at September 30, 1999. These ratios are well above the regulatory minimum of 6.00%. Management continues to emphasize the importance of maintaining the appropriate capital levels of the Company.

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

The following schedule summarizes net interest earnings and net yield on interest earning assets:


         Net Interest Earnings and Net Yield on Interest Earning Assets

Nine Months Ended September 30,
(In thousands, except percentages)                         2000     1999
----------------------------------                       -------  -------
Total interest income (1)                                $31,494  $26,420
Total interest expense                                    13,897   10,795
                                                         -------  -------
  Net interest earnings                                  $17,597  $15,625
                                                         =======  =======
Net yield on interest earning assets                        4.98%    4.43%
                                                         =======  =======

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2000 and 1999.

The schedule on page 16 provides an analysis of the change in total interest income and total interest expense for the nine months ended September 30, 2000 and 1999.

           Analysis of Changes in Interest Income and Interest Expense
                                 (In Thousands)

                                                                                Attributable To:
                                                                       ------------------------------------
                           For the Nine   For the Nine
                           Months Ended   Months Ended
                           September 30,  September 30,    Increase                                Rate/
                               2000           1999        (Decrease)     Volume        Rate       Volume
                          -------------- -------------- -------------- ----------- ----------- ------------
INTEREST
INCOME: (1)

Loans (2)                        $24,487     $19,304        $ 5,183      $ 3,655      $ 1,285      $   243

Federal funds sold                   106         439           (333)        (357)         132         (108)

Held to maturity:

Taxable securities                 4,654       5,392           (738)      (1,126)         491         (103)

Non-taxable securities               392         405            (13)         (34)          23           (2)

Available for sale:

Taxable securities                 1,479         672            807          671           68           68

Non-taxable                          218         119             99           79           12            8
securities

Other securities                     158          89             69          219          (43)        (107)
                                 -------     -------        -------      -------      -------      -------
Total                            $31,494     $26,420        $ 5,074      $ 3,107      $ 1,968      $    (1)
                                 =======     =======        =======      =======      =======      =======

INTEREST EXPENSE:

Savings and negotiable           $ 3,962     $ 4,144        $  (182)     $  (224)     $    44      $    (2)
interest bearing
deposits

Time deposits                      7,046       5,539          1,507          504          919           84

Borrowings from FHLB                 674                        674          674

Federal funds
purchased and
securities sold under
agreements to repurchase           2,208       1,104          1,104          851          143          110

Mortgage
indebtedness                           7           8             (1)          (1)           1           (1)
                                 -------     -------        -------      -------      -------      -------
Total                            $13,897     $10,795        $ 3,102      $ 1,804      $ 1,107      $   191
                                 =======     =======        =======      =======      =======      =======

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2000 and 1999.

(2) Loan fees are included in these figures.  Includes nonaccrual loans.

PROVISION FOR LOAN LOSSES

Management continuously monitors the Company's relationships with its loan customers, especially those in concentrated industries such as seafood, gaming and hotel/motel, and their direct and indirect impact on its operations. A thorough analysis of current economic conditions and the quality of the loan portfolio are conducted on a quarterly basis using the latest available information. These analyses are utilized in the computation of the adequacy of the allowance for loan losses. During the period from 1993 until 1998, the Company had not recorded a provision for loan losses due to its favorable credit loss experience. Since January of 1998, the Company began providing for loan losses on a monthly basis. These monthly provisions were recorded in response to the large increase in the volume of the loan portfolio during the last several years.

The Company has provided $2.7 million for its loan loss provision for the third quarter, which represents a significant increase from the prior quarters of 2000. This increase is entirely related to specific events which have negatively impacted one commercial customer, who is contemplating bankruptcy, and several personal customers, whose loans are secured by the stock of one unrelated corporation. These events, which the Company believes may result in significant potential losses, came to Management's attention subsequent to September 30, 2000. Since these potential losses existed at that date and are reasonably estimable, the Company provided for these losses for the quarter ended September 30, 2000.

The reserve for possible loan losses as a percentage of gross loans was 1.91% at September 30, 2000, compared to 1.30% at the end of 1999. Consistent with its policy, at year end 1999, the Company had no commercial loans 90 days or more past due that were not on nonaccrual status, and the Company expects to continue to adhere to this policy. Management will continue to evaluate the collectability of these loans and, if necessary, additional reserves will be recorded during the fourth quarter of 2000 to cover estimated losses on these specific loans.

OTHER INCOME

During the nine months ended September 30, 2000, the Company realized a gain of $316,000 for book purposes as the result of the sale of one of bank premises, as mentioned previously in the Overview.

SALARIES AND EMPLOYEE BENEFITS

Salaries and employee benefits increased $526,000 for the nine months ended September 30, 2000, as compared with the nine months ended September 30, 1999, as the result of an increase in the number of full-time employees during this time frame due to the opening of two new branches.

EQUIPMENT RENTALS, DEPRECIATION AND MAINTENANCE

Equipment rentals, depreciation and maintenance increased $290,000 for the nine months ended September 30, 2000, as compared with the nine months ended September 30, 1999, as a result of increased depreciation expense in the current year resulting from the placement of new branch locations and equipment into service during 1999 and 2000.

OTHER EXPENSE

Other expense increased $365,000 for the nine months ended September 30, 2000, as compared with the nine months ended September 30, 1999, primarily due to the gain from the sale of other real estate of $443,000 included in other expense in 1999.

LIQUIDITY

Liquidity represents the Company's ability to adequately provide funds to satisfy demands from depositors, borrowers and other commitments by either converting assets to cash or accessing new or existing sources of funds. Management monitors these funds requirements in such a manner as to satisfy these demands and provide the maximum earnings on its earning assets. Deposits, payments of principal and interest on loans, proceeds from maturities of investment securities and earnings on investment securities are the principal sources of funds for the Company. At September 30, 2000, cash and due from banks, investment securities and federal funds sold were 43% of total deposits, as compared with 46% at September 30, 1999.

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

                             PEOPLES FINANCIAL CORPORATION
                                      (REGISTRANT)

                             Date:         November 14, 2000
                                    -------------------------------------

                               By:      /s/ CHEVIS C. SWETMAN
                                    -------------------------------------
                                            Chevis C. Swetman
                             Chairman, President and Chief Executive Officer



                             Date:         November 14, 2000
                                    -------------------------------------

                               By:      /s/ LAURI A. WOOD
                                    -------------------------------------
                                              Lauri A. Wood
                                 Chief Financial Officer and Controller
                              (principal financial and accounting officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
--------                 -----------
 23                 Consent of Certified Public Accountants

 27                 Financial Data Schedule