Form 10-K405
period 2000-12-31
PEOPLES FINANCIAL CORP /MS/
filed 2001-03-28
CIK 770460

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

                   For the fiscal year ended December 31, 2000
                                             -----------------

                         Commission File Number 0-30050
                                                -------

                          PEOPLES FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   Mississippi                          64-0709834
         -------------------------------           ----------------------
         (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)            Identification number)


         Lameuse and Howard Avenues, Biloxi, Mississippi     39533
         ---------------------------------------------------------
             (Address of principal executive offices)   (Zip code)

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 2001 was approximately $61,400,000. For purposes of this calculation only, shares held by non-affiliates are deemed to consist of
(a) shares held by all shareholders other than directors and executive officers plus (b) shares held by directors and executive officers as to which beneficial ownership has been disclaimed.

On March 1, 2001 the registrant had outstanding 5,643,504 shares of common stock, par value of $1.00 per share.



                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Stockholders for the year ended December 31, 2000 are incorporated by reference into Parts I, II and III of this report. Portions of the Registrant's Definitive Proxy Statement issued in connection with the Annual Meeting of Shareholders to be held April 11, 2001, are incorporated by reference into Part III of this report.




                             Cover Page 2 of 2 Pages

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

THE REGISTRANT

Peoples Financial Corporation (the "Company") was established as a one bank holding company on December 18, 1984. The Company is headquartered in Biloxi, Mississippi. At December 31, 2000, the Company operated in the state of Mississippi through its wholly-owned subsidiary, The Peoples Bank, Biloxi, Mississippi ("the Bank"). The Company is now engaged, through this subsidiary, in the banking business. The Bank is the Company's principal asset and primary source of revenue.

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

The Bank currently offers a variety of loan and deposit services to individuals and small to middle market businesses within its trade area. Deposit services include interest bearing and non-interest bearing checking accounts, savings accounts, certificates of deposit, and IRA accounts. The Bank also offers a non-deposit funds management account, which is not insured by the FDIC. Loan services include business, real estate, construction, personal and installment loans, with an emphasis on commercial lending. The Bank also offers a variety of other functions including collection services, asset management and trust services, wire services, safe deposit box facilities, night drop facilities, cash management, automated teller machines and Internet, or home, banking.

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

The Main Office, operations center and asset management and trust services of the Bank are located in downtown Biloxi, MS. At December 31, 2000, the Bank also had fourteen (14) branches located throughout Harrison, Hancock, Jackson and Stone Counties. During 2000, the Bank opened a new branch location in Biloxi, MS. The Bank has automated teller machines ("ATM") at its Main Office, all branch locations and at numerous non-proprietary locations.

At December 31, 2000, the Bank employed 225 full-time employees and 24 part-time employees.


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

A bank holding company and its subsidiaries are also prohibited from acquiring any voting shares of or interest in, any banks located outside the state in which the operations of the bank holding company's subsidiaries are located, unless the acquisition is specially authorized by the statute of the state in which the target is located. Mississippi has enacted legislation which authorizes interstate acquisitions of banking organizations by bank holding companies outside of Mississippi, and also interstate branching transactions, subject to certain conditions and restrictions.

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

The Act also contains a number of other provisions affecting the Company's operations . One of the most important of these provisions relates to the issue of privacy. Federal banking regulators have been authorized by the Act to adopt rules designed to protect the financial privacy of consumers. These rules will implement notice requirements and restrictions on a financial institution's ability to disclose nonpublic personal information about consumers to non-affiliated third parties.

As of the date of this Form 10-K, the Company has not taken any action to adopt either the financial holding company or the financial subsidiary structures that were authorized by the Act.

SUPPLEMENTAL STATISTICAL INFORMATION

Schedules I-A through VII present certain statistical information regarding the Company. This information is not audited and should be read in conjunction with the Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements found at pages 13 - 36 of the 2000 Annual Report to Shareholders.

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

The comments concerning the provision for loan losses and the allowance for loan losses presented in "Management's Discussion and Analysis" at pages 7 - 12 of the 2000 Annual Report to Shareholders are incorporated herein by reference.


RETURN ON EQUITY AND ASSETS

The information under the captions "Five-Year Comparative Summary of Selected Financial Information" on page 6 and "Management's Discussion and Analysis" on pages 7 - 12 of the 2000 Annual Report are incorporated herein by reference.



DIVIDEND PAYOUT

                               Years Ended December 31,
                               ------------------------
                                2000     1999     1998
                               -----    -----    -----
Dividend payout ratio          26.58%   18.40%   11.08%
                               =====    =====    =====

                                  SCHEDULE I-A
      Distribution of Average Assets, Liabilities and Shareholders' Equity
                          for the Periods Indicated (2)


Years Ended December 31, (In thousands)            2000          1999          1998
---------------------------------------          --------      --------      --------
ASSETS:

Cash and due from financial institutions         $ 32,843      $ 33,866      $ 30,547

Available for sale securities:

Taxable securities                                 32,535        17,500        27,202

Non-taxable securities                              4,055         2,334           790

Other securities                                    6,505         2,623           641

Held to maturity securities:

Taxable securities                                102,726       127,750       111,257

Non-taxable securities                              6,206         6,685         6,301

Net loans(1)                                      354,794       299,952       264,047

Federal funds sold                                  1,860        10,411         8,601

Other assets                                       28,250        23,978        21,370
                                                 --------      --------      --------
TOTAL ASSETS                                     $569,774      $525,099      $470,756
                                                 ========      ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY:

Non-interest bearing deposits                    $ 78,383      $ 82,910      $ 79,028

Interest bearing deposits                         325,347       323,796       304,617
                                                 --------      --------      --------
Total deposits                                    403,730       406,706       383,645

Federal funds purchased and securities sold
under agreements to repurchase                     65,094        37,432        11,343

Other liabilities                                  18,778         5,339         5,035
                                                 --------      --------      --------
Total liabilities                                 487,602       449,477       400,023

Shareholders' equity                               82,172        75,622        70,733
                                                 --------      --------      --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $569,774      $525,099      $470,756
                                                 ========      ========      ========

(1) Gross loans and discounts, net of unearned income and allowance for loan losses.

(2) All averages are computed on a daily basis with the exception of deposits, which were computed on a monthly basis. Daily averages were not available for deposits.

                                  SCHEDULE I-B

 Average (2) Amount Outstanding for Major Categories of Interest Earning Assets and Interest Bearing Liabilities for the Periods Indicated

Years Ended December 31, (In thousands)                  2000          1999          1998
---------------------------------------                --------      --------      --------
INTEREST EARNING ASSETS:

Loans(1)                                               $359,624      $304,201      $268,393

Federal funds sold                                        1,860        10,411         8,601

Available for sale securities:

Taxable securities                                       32,535        17,500        27,202

Non-taxable securities                                    4,055         2,334           790

Other securities                                          6,505         2,623           641

Held to maturity securities:

Taxable securities                                      102,726       127,750       111,257

Non-taxable securities                                    6,206         6,685         6,301
                                                       --------      --------      --------
TOTAL INTEREST EARNING ASSETS                          $513,511      $471,504      $423,185
                                                       ========      ========      ========

INTEREST BEARING LIABILITIES:

Savings and negotiable interest bearing deposits       $148,252      $169,461      $153,839

Time deposits                                           177,095       154,335       150,778

Federal funds purchased and securities sold under
agreements to repurchase                                 65,094        37,432        11,343

Other borrowed funds                                     12,977           196           209
                                                       --------      --------      --------
TOTAL INTEREST BEARING LIABILITIES                     $403,418      $361,424      $316,169
                                                       ========      ========      ========

(1) Net of unearned income. Includes nonaccrual loans.

(2) All averages are computed on a daily basis with the exception of deposits, which were computed on a monthly basis. Daily averages were not available for deposits.

                                  SCHEDULE I-C

   Interest Earned or Paid on the Major Categories of Interest Earning Assets and Interest Bearing Liabilities for the Periods Indicated


Years Ended December 31, (In thousands)                2000          1999         1998
---------------------------------------               -------      -------      -------
INTEREST EARNED ON:

Loans(2)                                              $33,263      $26,426      $24,412

Federal funds sold                                        116          504          493

Available for sale securities:

Taxable securities                                      2,047        1,049        1,673

Non-taxable securities                                    311          152           68

Other securities                                          204           98           27

Held to maturity securities:

Taxable securities                                      6,081        6,908        6,426

Non-taxable securities                                    507          536          528
                                                      -------      -------      -------
TOTAL INTEREST EARNED(1)                              $42,529      $35,673      $33,627
                                                      =======      =======      =======


INTEREST PAID ON:

Savings and negotiable interest bearing deposits      $ 5,182      $ 5,390      $ 5,457

Time deposits                                          10,354        7,519        7,968

Federal funds purchased and securities sold
under agreements to repurchase                          2,986        1,521          553

Other borrowed funds                                      880           11           12
                                                      -------      -------      -------
TOTAL INTEREST PAID                                   $19,402      $14,441      $13,990
                                                      =======      =======      =======

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2000, 1999 and 1998.

(2) Loan fees of $581, $563 and $501 for 2000, 1999 and 1998, respectively, are included in these figures.

                                  SCHEDULE I-D

     Average Interest Rate Earned or Paid for Major Categories of Interest Earning Assets and Interest Bearing Liabilities for the Periods Indicated

Years Ended December 31, (In thousands)                 2000        1999        1998
---------------------------------------                 ----        ----        ----
AVERAGE RATE EARNED ON:

Loans                                                   9.25 %      8.69 %      9.10 %

Federal funds sold                                      6.24        4.84        5.73

Available for sale securities:

Taxable securities                                      6.29        5.99        6.15

Non-taxable securities                                  7.67        6.51        8.61

Other securities                                        3.14        3.74        4.21

Held to maturity securities:

Taxable securities                                      5.92        5.41        5.78

Non-taxable securities                                  8.17        8.02        8.38
                                                      ------      ------      ------
TOTAL (weighted average rate)(1)                        8.28 %      7.57 %      7.95 %
                                                      ======      ======      ======

AVERAGE RATE PAID ON:

Savings and negotiable interest bearing deposits        3.50 %      3.18 %      3.55 %

Time deposits                                           5.85        4.87        5.28

Federal funds purchased and securities sold
under agreements to repurchase                          4.59        4.06        4.88

Other borrowed funds                                    6.78        5.61        5.74
                                                      ------      ------      ------
TOTAL (weighted average rate)                           4.81 %      4.10 %      4.42 %
                                                      ======      ======      ======

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2000, 1999 and 1998.

                                  SCHEDULE I-E

         Net Interest Earnings and Net Yield on Interest Earning Assets



Years Ended December 31,
  (In thousands except percentages)         2000          1999          1998
-----------------------------------       -------       -------       -------
Total interest income (1)                 $42,529       $35,673       $33,627

Total interest expense                     19,402        14,441        13,990
                                          -------       -------       -------
Net interest earnings                     $23,127       $21,232       $19,637
                                          =======       =======       =======
Net yield on interest earning assets         4.50%         4.50%         4.64%
                                          =======       =======       =======

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2000, 1999 and 1998.

                                  SCHEDULE I-F
           Analysis of Changes In Interest Income and Interest Expense
                                 (In thousands)

                                                                                      Attributable to:
                                                                            -----------------------------------
                                                             Increase                                   Rate /
                                      2000         1999     (Decrease)       Volume        Rate         Volume
                                    -------      -------    ----------      -------       -------       -------
INTEREST INCOME:(1)

Loans(2)(3)                         $33,263      $26,426      $ 6,837       $ 4,815       $ 1,711       $   311

Federal funds sold                      116          504         (388)         (414)          145          (119)

Available for sale securities:

Taxable securities                    2,047        1,049          998           901            52            45

Non-taxable securities                  311          152          159           112            27            20

Other securities                        204           98          106           145           (16)          (23)

Held to maturity securities:

Taxable securities                    6,081        6,908         (827)       (1,353)          654          (128)

Non-taxable securities                  507          536          (29)          (38)           10            (1)
                                    -------      -------      -------       -------       -------       -------

Total                               $42,529      $35,673      $ 6,856       $ 4,168       $ 2,583       $   105
                                    =======      =======      =======       =======       =======       =======

INTEREST EXPENSE:

Savings and negotiable
interest bearing deposits           $ 5,182      $ 5,390      $  (208)      $  (675)      $   533       $   (66)

Time deposits                        10,354        7,519        2,835         1,109         1,504           222

Federal funds purchased and
securities sold under
agreements to repurchase              2,986        1,521        1,465         1,124           196           145

Other borrowed funds                    880           11          869           869
                                    -------      -------      -------       -------       -------       -------

Total                               $19,402      $14,441      $ 4,961       $ 2,427       $ 2,233       $   301
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

           Analysis of Changes in Interest Income and Interest Expense
                                 (In thousands)

                                                                          Attributable to:
                                                                    -----------------------------
                                                        Increase                          Rate /
                                     1999       1998   (Decrease)   Volume      Rate      Volume
                                    -------   -------  ----------   -------    -------    -------
INTEREST INCOME:(1)

Loans(2)(3)                         $26,426   $24,412    $ 2,014    $ 3,257    $(1,097)   $  (146)

Federal funds sold                      504       493         11        104        (76)       (17)

Available for sale securities:

Taxable securities                    1,049     1,673       (624)      (597)       (42)        15

Non taxable                             152        68         84        133        (17)       (32)

Other securities                         98        27         71         83         (3)        (9)

Held to maturity securities:

Taxable securities                    6,908     6,426        482        953       (410)       (61)

Non-taxable securities                  536       528          8         32        (23)        (1)
                                    -------   -------    -------    -------    -------    -------
Total                               $35,673   $33,627    $ 2,046    $ 3,965    $(1,668)   $  (251)
                                    =======   =======    =======    =======    =======    =======

INTEREST EXPENSE:

Savings and negotiable
interest bearing deposits           $ 5,390   $ 5,457    $   (67)   $   551    $  (561)   $   (57)

Time deposits                         7,519     7,968       (449)       188       (622)       (15)

Federal funds purchased and
securities sold under
agreements to repurchase              1,521       553        968      1,272        (92)      (212)

Other borrowed funds                     11        12         (1)        (1)        (1)         1
                                    -------   -------    -------    -------    -------    -------
Total                               $14,441   $13,990    $   451    $ 2,010    $(1,276)   $  (283)
                                    =======   =======    =======    =======    =======    =======

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 1999 and 1998.

(2) Loan fees are included in these figures.

(3) Includes interest on nonaccrual loans.

                                  SCHEDULE II-A
                              Securities Portfolio
            Book Value of Securities Portfolio at the Dates Indicated


December 31, (In thousands):                  2000          1999          1998
----------------------------                --------      --------      --------
Available for sale securities:

U.S. Government, agency and corporate
obligations                                 $ 38,418      $ 24,743      $  9,921

States and political subdivisions              4,881         3,705         2,275

Other securities                               4,869         4,628           641
                                            --------      --------      --------

Total                                       $ 48,168      $ 33,076      $ 12,837
                                            ========      ========      ========

Held to maturity securities:

U. S. Government, agency and corporate
obligations                                 $ 91,978      $109,005      $128,175

States and political subdivisions              6,074         6,268         6,549
                                            --------      --------      --------

Total                                       $ 98,052      $115,273      $134,724
                                            ========      ========      ========

                                 SCHEDULE II-B
              Maturity of Securities Portfolio at December 31, 2000
                 And Weighted Average Yields of Such Securities


                                                           Maturity
                                             (In thousands except percentage data)
                      ------------------------------------------------------------------------------------
                                              After one but        After five but
                        Within one year     within five years     within ten years       After ten years
                      ------------------    ------------------    ------------------    ------------------
                      Amount       Yield     Amount      Yield     Amount      Yield    Amount       Yield
                      -------      -----    -------      -----    -------      -----    ------       -----
Available for
sale securities:

U.S.
Government,
agency and
corporate
obligations           $ 3,989      5.87%    $28,487      6.33%    $ 4,990      6.59%    $   952      6.40%

States and
political
subdivisions                                    813      4.20       2,856      4.81%      1,212      4.94

Other                                                                                     4,869      3.14
                      -------      ----     -------      ----     -------      ----     -------      ----
Totals                $ 3,989      5.87%    $29,300      6.30%    $ 7,846      6.07%    $ 7,033      4.25%
                      =======      ====     =======      ====     =======      ====     =======      ====

Held to
maturity
securities:

U.S.
Government,
agency and
corporate
obligations           $43,992      5.85%    $47,986      6.09%    $                %    $                %

States and
political
subdivisions              417      5.16       2,222      5.71       1,537      5.49       1,898      5.24
                      -------      ----     -------      ----     -------      ----     -------      ----
Totals                $44,409      5.83%    $50,208      6.07%    $ 1,537      5.49%    $ 1,898      5.24%
                      =======      ====     =======      ====     =======      ====     =======      ====

Note: The weighted average yields are calculated on the basis of cost. Average yields on investments in states and political subdivisions are based on their contractual yield.

                                 SCHEDULE III-A
                                 Loan Portfolio
                          Loans by Type Outstanding (1)


December 31, (In thousands):                2000          1999          1998          1997          1996
----------------------------              --------      --------      --------      --------      --------
Real estate, construction                 $ 29,269      $ 24,793      $ 24,836      $ 14,819      $ 14,704

Real estate, mortgage                      235,835       215,726       179,123       154,653       137,766

Loans to finance agricultural
production and other loans
to farmers                                  11,019         8,441        13,493        12,501        10,483

Commercial and industrial
loans                                       79,620        63,104        49,633        50,224        48,057

Loans to individuals for
household, family and other consumer
expenditures                                17,186        16,476        15,717        13,125        11,179

Obligations of states and
political subdivisions                       3,967         2,723         6,809         5,257         4,496

All other loans                                590         1,254         1,904         1,219         1,824
                                          --------      --------      --------      --------      --------
Totals                                    $377,486      $332,517      $291,515      $251,798      $228,509
                                          ========      ========      ========      ========      ========

(1) No foreign debt outstanding.

                                 SCHEDULE III-B
                    Maturities and Sensitivity to Changes in
          Interest Rates of the Loan Portfolio as of December 31, 2000


                                                         Maturity (In thousands)
                                          -----------------------------------------------------
                                                       Over one year
                                          One year or      through 5
                                                 less          years    Over 5 years     Total
                                          -----------  -------------    ------------   --------
Loans:

Real estate, construction                    $ 18,366      $  9,960       $    943     $ 29,269

Real estate, mortgage                          54,601       175,273          5,961      235,835

Loans to finance
agricultural production and other
loans to farmers                               10,787           232                      11,019

Commercial and industrial loans                39,559        37,581          2,480       79,620

Loans to individuals for
household, family and
other consumer expenditures                     7,654         9,532                      17,186

Obligations of states and
political subdivisions                             40           511          3,416        3,967

All other loans                                   236           354                         590
                                             --------      --------       --------     --------
Totals                                       $131,243      $233,443       $ 12,800     $377,486
                                             ========      ========       ========     ========
Loans with pre-determined interest
rates                                        $ 50,707      $148,831       $  5,088     $204,626

Loans with floating  interest rates            80,536        84,612          7,712      172,860
                                             --------      --------       --------     --------
Totals                                       $131,243      $233,443       $ 12,800     $377,486
                                             ========      ========       ========     ========

                                 SCHEDULE III-C
                              Non-Performing Loans


December 31, (In thousands):                  2000      1999      1998      1997      1996
----------------------------                 ------    ------    ------    ------    ------
Loans accounted for on a
non-accrual basis(1)                         $3,424    $  100    $  490    $1,167    $  546

Loans which are contractually
past due 90 or more days as to interest
or principal payment, but are not
included above                                   24     1,238       718     2,882     3,026


(1) The Bank places loans on a nonaccrual status when, in the opinion of Management, they possess sufficient uncertainty as to timely collection of interest or principal so as to preclude the recognition in reported earnings of some or all of the contractual interest. The amount of interest not accrued on these loans did not have a significant effect on earnings in the years presented.

                                 SCHEDULE IV-A
                         Summary of Loan Loss Expenses
                     (In thousands except percentage data)


                                           2000            1999            1998             1997            1996
                                        ---------       ---------       ---------        ---------       ---------
Average amount of loans
outstanding (1)                         $ 359,624       $ 304,201       $ 268,393        $ 234,744       $ 224,231
                                        =========       =========       =========        =========       =========

Balance of allowance for loan
losses at the beginning of period       $   4,338       $   4,382       $   4,435        $   4,523       $   4,353

Loans charged-off:

Commercial, financial and
agricultural                                2,088             334             406              379              77

Consumer and other                          2,573              74              60               56              62
                                        ---------       ---------       ---------        ---------       ---------

Total loans charged-off                     4,661             408             466              435             139

Recoveries of loans previously
charged-off:

Commercial, financial and
agricultural                                  209             190             361              294             403

Consumer and other                            490              54              52               53              56
                                        ---------       ---------       ---------        ---------       ---------
Total recoveries                              699             244             413              347             459
                                        ---------       ---------       ---------        ---------       ---------

Net loans (recovered) charged-off           3,962             164              53               88            (320)

Provision for (reduction of) loan
losses charged to operating
expense                                     4,192             120                                             (150)
                                        ---------       ---------       ---------        ---------       ---------
Balance of allowance for
loan losses at end of period            $   4,568       $   4,338       $   4,382        $   4,435       $   4,523
                                        =========       =========       =========        =========       =========
Ratio of net charge-offs during
period to average loans
outstanding                                  1.10%           0.05%           0.02%            0.04%          (0.14)%
                                        =========       =========       =========        =========       =========


(1) Net of unearned income.

                                  SCHEDULE IV-B
                   Allocation of the Allowance for Loan Losses

                                2000                1999                 1998                 1997                    1996
                          ----------------   ------------------   -------------------  ---------------------    -----------------
                                      % of                 % of                  % of                   % of                 % of
Balance at                           Loans                Loans                 Loans                  Loans                Loans
December 31,                      to Total             to Total              to Total               to Total             to Total
(In thousands)            Amount     Loans   Amount       Loans   Amount        Loans   Amount         Loans     Amount     Loans
----------------------    ------  --------   ------    --------   -------    --------  --------     --------    -------  --------
Real estate,
construction              $  260         8   $  289           7    $  292           9    $  296          6      $  294         6

Real estate,
mortgage                   2,913        62    2,647          65     2,674          61     2,706         61       2,755        60

Loans to finance
agricultural
production and
other loans to
farmers                      237         3      245           3       247           5       250          5         210         5

Commercial and
industrial loans             918        21      859          18       868          17       878         20         961        21

Loans to individuals
for household,
family and other
consumer expenditures        200         4      256           5       259           5       262          5         223         5

Obligations of states
and political
subdivisions                 -0-         1      -0-           1       -0-           2       -0-          2         -0-         2

All other loans               25         1       23           1        23           1        24          1          36         1

Unallocated                   15       N/A       19         N/A        19         N/A        19        N/A          44       N/A
                          ------    ------   ------      ------    ------      ------    ------     ------      ------    ------
Totals                    $4,568       100   $4,338         100    $4,382         100    $4,435        100      $4,523       100
                          ======    ======   ======      ======    ======      ======    ======     ======      ======    ======

                                   SCHEDULE V
                  Summary of Average Deposits and Their Yields


                                  2000                           1999                           1998
                       --------------------------     --------------------------     --------------------------
Years Ended December
31, (In thousands
except for percentage
data)                    Amount          Rate           Amount          Rate           Amount           Rate
                       -----------    -----------     -----------    -----------     -----------    -----------
Demand deposits in
domestic offices       $    78,383            N/A     $    82,910            N/A     $    79,028            N/A

Negotiable interest
bearing deposits
in domestic offices        121,461           3.60%        140,891           3.21%        127,191           3.64%

Savings deposits in
domestic offices            26,791           3.03%         28,570           3.06%         26,648           3.09%

Time deposits in
domestic offices           177,095           5.85%        154,335           4.87%        150,778           5.28%
                       -----------    -----------     -----------    -----------     -----------    -----------

Total deposits         $   403,730           3.85%    $   406,706           3.17%    $   383,645           3.50%
                       ===========    ===========     ===========    ===========     ===========    ===========


Certificates of deposit outstanding in amounts $100,000 or more (in thousands) by the amount of time remaining until maturity as of December 31, 2000, are as follows:


                        Remaining maturity:

                        3 months or less                           $  43,599

                        Over 3 through 6 months                       34,547

                        Over 6 months through 12 months               12,400

                        Over 12 months                                35,807
                                                                   ---------

                        Total                                      $ 126,353
                                                                   =========

                                   SCHEDULE VI
                              Short Term Borrowings
                      (In thousands except percentage data)


                                           2000        1999        1998
                                          -------     -------     -------

Amount outstanding at December 31,        $65,339     $60,834     $28,151

Weighted average interest rate at
December 31,                                 5.01%       4.34%       4.11%

Maximum outstanding at any month-end
during year                               $71,340     $60,834     $28,151

Average amount outstanding during year    $65,094     $37,432     $11,343

Weighted average interest rate               4.59%       4.06%       4.88%



Note: Short term borrowings include federal funds purchased from other banks and securities sold under agreements to repurchase.

                                  SCHEDULE VII
                        Interest Sensitivity/Gap Analysis




December 31, 2000 (In             0 - 3          4 - 12         1 - 5         Over 5
thousands)                        Months         Months         Years         Years         Total
----------------------           ---------      ---------      ---------     ---------     ---------
ASSETS:

Loans(1)                         $ 199,281      $  20,922      $ 148,771     $   5,088     $ 374,062

Available for sale securities                       3,989         29,300        14,879        48,168

Held to maturity securities         18,934         25,475         50,207         3,436        98,052
                                 ---------      ---------      ---------     ---------     ---------

Total assets                     $ 218,215      $  50,386      $ 228,278     $  23,403     $ 520,282
                                 =========      =========      =========     =========     =========

FUNDING SOURCES:

Interest bearing deposits        $ 201,991      $ 100,198      $  43,342     $     112     $ 345,643

Long-term funds                     18,000             14            317         5,120        23,451
                                 ---------      ---------      ---------     ---------     ---------

Total funding sources            $ 219,991      $ 100,212      $  43,659     $   5,232     $ 369,094
                                 =========      =========      =========     =========     =========

REPRICING/MATURITY
  GAP:

Period                           $  (1,776)     $ (49,826)     $ 184,619     $  18,171     $ 151,188

Cumulative                          (1,776)       (51,602)       133,017       151,188

Period Gap/Total Assets               (.34)%        (9.58)%        35.48%         3.49%

Cumulative Gap/Total Assets           (.34)%        (9.92)%        25.56%        29.05%





   (1) Amounts stated include fixed and variable rate investments of the balance sheet that are still accruing interest. Variable rate instruments are included in the next period in which they are subject to a change in rate. The principal portions of scheduled payments on fixed rate instruments are included in periods in which they become due or mature.

ITEM 2 - PROPERTIES

The principal properties of the Company are its 15 business locations, including the Main Office, which is located at 152 Lameuse Street in Biloxi, MS. All such properties are owned by the Company. The operations center is subject to a mortgage from the Small Business Administration. The address of the Main Office and branch locations are listed on page 39 of the Annual Report to Shareholders.

ITEM 3 - LEGAL PROCEEDINGS

The information included in Note K to the Consolidated Financial Statements included in the 2000 Annual Report to Shareholders is incorporated herein by reference.

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

None.


                                     PART II

ITEM 5 - MARKET INFORMATION

The information provided on page 5 of the 2000 Annual Report is incorporated herein by reference.

ITEM 6 - SELECTED FINANCIAL DATA

The information under the caption "Five Year Comparative Summary of Selected Financial Information" on page 6 of the 2000 Annual Report is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 7 - 12 of the 2000 Annual Report is incorporated herein by reference.

ITEM 7a - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information under the caption "Quantitative and Qualitative Disclosures about Market Risk" on pages 11 - 12 of the 2000 Annual Report is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The following consolidated financial statements of the Company and consolidated subsidiaries and the independent auditors' report appearing on pages 13 - 37 of the 2000 Annual Report are incorporated herein by reference:

Consolidated Statements of Condition on pages 13 and 14

Consolidated Statements of Income on page 15

Consolidated Statements of Shareholders' Equity on page 16 - 17

Consolidated Statements of Cash Flows on page 18

Notes to Consolidated Financial Statements on pages 19 - 36

Independent Auditors' Report on page 37


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information in Sections II and IX contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 11, 2001, which was filed by the Company in definitive form with the Commission on March 9, 2001, is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

The information in Section V contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 11, 2001, which was filed by the Company in definitive form with the Commission on March 9, 2001, is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information in Sections III and IV contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 11, 2001, which was filed by the Company in definitive form with the Commission on March 9, 2001, is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information in Sections V, VI, VII and IX contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 11, 2001, which was filed by the Company in definitive form with the Commission on March 9, 2001, and is incorporated herein by reference.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Index of Financial Statements:

        See Item 8.

(a) 2. Index of Financial Schedules:

        All other schedules have been omitted as not applicable or not required or because the information has been included in the financial statements or applicable notes.

(a) 3. Index of Exhibits:


                                            Incorporated by
                                              Reference to
                                            Registration or                                    Exhibit Number
              Description                      File Number    Form of Report  Date of Report      in Report
              -----------                  -----------------  --------------  --------------   ---------------
              Articles of
(3.1)         Incorporation                   0-30050            10/a            6/21/99            3.1



(3.2)         By-Laws                         0-30050            10/a            6/21/99            3.2


                                            Incorporated by
                                              Reference to
                                            Registration or                                    Exhibit Number
              Description                      File Number    Form of Report  Date of Report      in Report
              -----------                  -----------------  --------------  --------------   ---------------

(10.1)        Description of Automobile       33-15595           10-K            12/31/88           10.1
              Plan

(10.2)        Description of Directors'       33-15595           10-K            12/31/88           10.2
              Deferred Income Plan

(10.3)        Description of Executive        33-15595           10-K            12/31/88           10.3
              Supplemental Plan

(10.4)        Split-Dollar Insurance
              Agreement                       33-15595           10-K            12/31/93           10.4

(10.5)        Deferred Compensation Plan      33-15595           10-K            12/31/93           10.5

(13)          Annual Report to Shareholders
              for year ended December 31,
              2000 * (c)

(21)          Proxy Statement for Annual
              Meeting of Shareholders to be
              held April 11, 2001

(22)          Subsidiaries of the
              registrant                      33-15595           10-K            12/31/88           22

(23)          Consent of Certified
              Public Accountants *




(b) Reports on Form 8-K:

No Form 8-K was filed during the fourth quarter of the year ended December 31, 2000.

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

                          PEOPLES FINANCIAL CORPORATION
                                  (Registrant)

                          Date:    March 28, 2001
                               -----------------------

                       BY:      /s/ Chevis C. Swetman
                            ---------------------------------
                    Chevis C. Swetman, Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      BY:        /s/ Chevis C. Swetman
                         ----------------------------------

                     Date:          March 28, 2001
                          ---------------------------------

                 Chevis C. Swetman, Chairman, President and CEO


BY:      /s/ Drew Allen                         BY:    /s/ Dan Magruder
   -------------------------------                 -----------------------------

Date:      March 28, 2001                       Date:       March 28, 2001
     -----------------------------                  ----------------------------

        Drew Allen, Director                             Dan Magruder, Director


BY:     /s/ William A. Barq                     BY:     /s/ Lyle M. Page
   -------------------------------                 -----------------------------

Date:        March 28, 2001                     Date:       March 28, 2001
     -----------------------------                  ----------------------------

      William A. Barq, Director                          Lyle M. Page, Director


BY:     /s/ Andy Carpenter                      BY:    /s/ Lauri A. Wood
   -------------------------------                 -----------------------------

Date:     March 28, 2001                        Date:       March 28, 2001
     -----------------------------                  ----------------------------

  Andy Carpenter, Executive Vice                     Lauri A. Wood, Principal
      President and Director                    Financial and Accounting Officer