Form 10-Q
period 2001-03-31
PEOPLES FINANCIAL CORP /MS/
filed 2001-05-14
CIK 770460

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

 For the quarterly period ended        March 31, 2001
                                -----------------------------------
                                       or
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


          Commission File Number        0-30050
                                -----------------------------------


                          PEOPLES FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                       Mississippi                                                        64-0709834
 --------------------------------------------------------------               ------------------------------------
 (State or other jurisdiction of incorporation or organization)               (I.R.S. Employer Identification No.)


         Lameuse and Howard Avenues, Biloxi, Mississippi                                     39533
         -----------------------------------------------                                  ----------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date. Peoples Financial Corporation has only one class of common stock authorized. At May 1, 2001, there were 15,000,000 shares of $1 par value common stock authorized, and 5,638,504 shares issued and outstanding.

                                     PART I
                              FINANCIAL INFORMATION
                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


March 31, December 31, and March 31,                  2001            2000           2000
------------------------------------               ------------   ------------   ------------
ASSETS

  Cash and due from banks                          $ 37,498,149   $ 35,145,868   $ 33,171,502

  Held to maturity securities, market value of
    $93,467,000 - March 31, 2001;
    $97,946,000 - December 31, 2000;
    $118,238,000 - March 31, 2000                    92,845,616     98,051,955    120,036,460

  Available for sale securities, at market value     73,051,036     48,167,770     39,815,518

  Federal Home Loan Bank stock, at cost               1,808,600      1,647,300      1,647,300

  Federal funds sold                                  4,800,000

  Loans                                             368,893,004    377,485,768    349,531,990

    Less: Unearned income                                14,655          9,612         13,009

          Allowance for loan losses                   4,693,883      4,567,565      4,215,983
                                                   ------------   ------------   ------------
    Loans, net                                      364,184,466    372,908,591    345,302,998

  Bank premises and equipment, net of
    accumulated depreciation of $11,940,000 -
    March 31, 2001; $11,427,000 - December 31,
    2000; and $10,513,000 - March 31, 2000           18,669,785     18,333,272     17,452,256

  Other real estate                                   1,679,382      1,061,081         75,068

  Accrued interest receivable                         4,330,134      4,497,713      4,093,561

  Other assets                                        6,342,009      7,430,384      5,700,311
                                                   ------------   ------------   ------------
TOTAL ASSETS                                       $605,209,177   $587,243,934   $567,294,974
                                                   ============   ============   ============

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)
                                   (Unaudited)


March 31, December 31, and March 31,                       2001             2000              2000
------------------------------------                   -------------    -------------    -------------
LIABILITIES & SHAREHOLDERS' EQUITY

LIABILITIES:

  Deposits:

    Demand, non-interest bearing                       $  72,783,454    $  68,080,764    $  85,825,727

    Savings and demand, interest bearing                 163,857,318      137,531,988      183,962,248

    Time, $100,000 or more                               138,984,591      126,353,164       79,130,455

    Other time deposits                                   81,818,092       81,758,161       71,285,168
                                                       -------------    -------------    -------------
    Total deposits                                       457,443,455      413,724,077      420,203,598

  Accrued interest payable                                 1,095,221        1,028,564          626,116

  Federal funds purchased and securities sold
    under agreements to repurchase                        58,433,099       65,339,084       62,620,718

  Borrowings from Federal Home Loan Bank                   5,158,681       23,159,507

  Notes payable                                              266,984          291,481          312,432

  Other liabilities                                        4,681,842        4,984,364        4,599,036
                                                       -------------    -------------    -------------
  TOTAL LIABILITIES                                      527,079,282      508,527,077      488,361,900

SHAREHOLDERS' EQUITY:

  Common Stock, $1 par value, 15,000,000 shares
    authorized, 5,638,504, 5,795,207 and 5,905,344
    shares issued and outstanding at March 31,
    2001, December 31, 2000 and March 31, 2000,
    respectively, after giving retroactive effect to
    two for one stock split effective April 17, 2000       5,638,504        5,795,207        5,905,344

  Surplus                                                 65,780,254       65,780,254       65,759,086

  Undivided profits                                        6,067,923        7,093,830        8,046,383

  Unearned compensation                                     (484,840)        (535,840)        (636,580)

 Accumulated other comprehensive income                    1,128,054          583,406         (141,159)
                                                       -------------    -------------    -------------
  TOTAL SHAREHOLDERS' EQUITY                              78,129,895       78,716,857       78,933,074
                                                       -------------    -------------    -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $ 605,209,177    $ 587,243,934    $ 567,294,974
                                                       =============    =============    =============


See Selected Notes to Consolidated Financial Statements.

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


For the Quarters Ended March 31,                             2001          2000
--------------------------------                          -----------   -----------
INTEREST INCOME:

  Interest and fees on loans                              $ 8,135,633   $ 7,609,111

  Interest and dividends on investments:

    U. S. Treasury                                            687,736       885,925

    U. S. Government agencies and corporations              1,369,200     1,187,004

    States and political subdivisions                         138,746       136,500

    Other investments                                         223,747        44,598

  Interest on federal funds sold                               29,588        30,468
                                                          -----------   -----------
  TOTAL INTEREST INCOME                                    10,584,650     9,893,606
                                                          -----------   -----------
INTEREST EXPENSE:

  Time deposits of $100,000 or more                         2,134,841     1,131,041

  Other deposits                                            2,569,178     2,231,431

  Borrowing from Federal Home Loan Bank                       132,440

  Mortgage indebtedness                                         2,360         2,421

  Federal funds purchased and securities sold under
    agreements to repurchase                                  723,955       597,746
                                                          -----------   -----------
  TOTAL INTEREST EXPENSE                                    5,562,774     3,962,639
                                                          -----------   -----------
NET INTEREST INCOME                                         5,021,876     5,930,967

Provision for losses on loans                                  75,000        52,500
                                                          -----------   -----------
NET INTEREST INCOME AFTER PROVISION FOR LOSSES ON LOANS   $ 4,946,876   $ 5,878,467
                                                          -----------   -----------

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (Continued)
                                   (Unaudited)


For the Quarters Ended March 31,                       2001         2000
--------------------------------                    ----------   ----------
OTHER OPERATING INCOME:

  Trust department income and fees                  $  231,790   $  290,785

  Service charges on deposit accounts                1,430,155    1,236,333

  Other service charges, commissions and fees           71,590       65,259

  Other income                                         322,493       84,414
                                                    ----------   ----------
  TOTAL OTHER OPERATING INCOME                       2,056,028    1,676,791
                                                    ----------   ----------
OTHER OPERATING EXPENSE:

  Salaries and employee benefits                     2,687,770    2,646,532

  Net occupancy                                        281,692      249,473

  Equipment rentals, depreciation and maintenance      700,713      609,463

  Other expense                                      1,258,135    1,371,401
                                                    ----------   ----------
  TOTAL OTHER OPERATING EXPENSE                      4,928,310    4,876,869
                                                    ----------   ----------
INCOME BEFORE INCOME TAXES                           2,074,594    2,678,389

Income taxes                                           669,995      879,100
                                                    ----------   ----------
NET INCOME                                          $1,404,599   $1,799,289
                                                    ==========   ==========


See Selected Notes to Consolidated Financial Statements.

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                                                   Accumulated
                           # of                                                                       Other
                          Common         Common                      Undivided       Unearned     Comprehensive   Comprehensive
                          Shares          Stock         Surplus       Profits      Compensation       Income          Income
                       ------------   ------------   ------------   ------------   ------------   -------------   -------------
BALANCE,
JANUARY 1,
2000, AS
PREVIOUSLY
REPORTED                  2,952,672   $  2,952,672   $ 68,711,758   $  6,837,628   $   (624,842)   $   (110,330)

Two-for-one
stock split in
2000                      2,952,672      2,952,672     (2,952,672)
                       ------------   ------------   ------------   ------------   ------------    ------------

BALANCE,
JANUARY 1,
2000, AS
RESTATED                  5,905,344      5,905,344     65,759,086      6,837,628       (624,842)       (110,330)

Comprehensive
Income:

Net income                                                             1,799,289                                   $  1,799,289

Net
unrealized
loss on
available for
sale securities,
net of tax                                                                                              (30,829)        (30,829)
                                                                                                                   ------------

Total
comprehensive
income                                                                                                             $  1,768,460
                                                                                                                   ============

Purchase of
ESOP shares                                                                             (41,738)

Allocation of
ESOP shares                                                                              30,000

Cash
dividends
(.10 per share)                                                         (590,534)
                       ------------   ------------   ------------   ------------   ------------    ------------
BALANCE,
MARCH 31,
2000                      5,905,344   $  5,905,344   $ 65,759,086   $  8,046,383   $   (636,580)   $   (141,159)
                       ============   ============   ============   ============   ============    ============




                          Total
                       ------------
BALANCE,
JANUARY 1,
2000, AS
PREVIOUSLY
REPORTED               $ 77,766,886

Two-for-one
stock split in
2000
                       ------------
BALANCE,
JANUARY 1,
2000, AS
RESTATED                 77,766,886

Comprehensive
Income:

Net income                1,799,289

Net
unrealized
loss on
available for
sale securities,
net of tax                  (30,829)


Total
comprehensive
income


Purchase of
ESOP shares                 (41,738)

Allocation of
ESOP shares                  30,000

Cash
dividends
(.10 per share)            (590,534)
                       ------------
BALANCE,
MARCH 31,
2000                   $ 78,933,074
                       ============

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)
                                   (Unaudited)


                                                                                                   Accumulated
                         # of                                                                         Other
                        Common         Common                       Undivided        Unearned     Comprehensive   Comprehensive
                        Shares          Stock          Surplus       Profits       Compensation       Income          Income
                     ------------   ------------    ------------   ------------    ------------   -------------   --------------
BALANCE,
JANUARY 1,
2001                   5,795,207    $  5,795,207    $ 65,780,254   $  7,093,830    $   (535,840)  $    583,406

Comprehensive
Income:

Net income                                                            1,404,599                                   $  1,404,599

Net unrealized
gain on
available for
sale securities,
net of tax                                                                                             544,648         544,648
                                                                                                                  ------------
Total
comprehensive
income                                                                                                            $  1,949,247
                                                                                                                  ============

Allocation of
ESOP shares                                                                              51,000

Effect of stock
retirement on
accrued
dividends                                                                15,545

Retirement of
common stock            (156,703)       (156,703)                    (2,446,051)
                    ------------    ------------    ------------   ------------    ------------   ------------

BALANCE,
MARCH 31,
2001                   5,638,504    $  5,638,504   $ 65,780,254    $  6,067,923   $   (484,840)   $  1,128,054
                    ============    ============    ============   ============    ============   ============




                         Total
                    --------------
BALANCE,
JANUARY 1,
2001                $  78,716,857

Comprehensive
Income:

Net income              1,404,599

Net unrealized
gain on
available for
sale securities,
net of tax                544,648

Total
comprehensive
income


Allocation of
ESOP shares                51,000

Effect of stock
retirement on
accrued
dividends                  15,545

Retirement of
common stock           (2,602,754)
                    -------------

BALANCE,
MARCH 31,
2001                $  78,129,895
                    =============


See Selected Notes to Consolidated Financial Statements.

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


For the Quarters Ended March 31,                        2001            2000
--------------------------------                    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                        $  1,404,599    $  1,799,289

  Adjustments to reconcile net income to net cash provided by operating activities:

      Gain on sales of other real estate                   5,000

      Depreciation and amortization                      513,000         423,000

      Provision for losses on loans                       75,000          52,500

      Changes in assets and liabilities:

        Accrued interest receivable                      167,579        (307,938)

        Other assets                                     719,545        (168,241)

        Accrued interest payable                          66,657        (142,827)

        Other liabilities                                 56,951         970,080
                                                    ------------    ------------
   NET CASH PROVIDED BY OPERATING ACTIVITIES           3,008,331       2,625,863
                                                    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from maturities and calls of held to       43,995,000      16,000,000
    maturity securities

  Investment in held to maturity securities          (38,788,661)    (20,763,670)

  Proceeds from maturities, sales and calls of        10,036,625         123,486
    available for sale securities

  Investment in available for sale securities        (34,097,243)     (6,912,948)

  Investment in Federal Home Loan Bank                  (161,300)

  Proceeds from sales of other real estate                47,000

  Loans, net (increase) decrease                       8,008,824     (17,154,080)

  Acquisition of premises and equipment                 (849,513)       (894,836)

  Federal funds sold                                  (4,800,000)

  Other assets                                           368,830      (2,108,804)
                                                    ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES               $(16,240,438)   $(31,710,852)
                                                    ------------    ------------

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)

For the Quarters Ended March 31,                           2001            2000
--------------------------------                       ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Demand and savings deposits, net increase            $ 31,028,020    $ 41,929,269

  Time deposits, net increase (decrease)                 12,691,358     (16,406,828)

  Principal payments on notes                                (3,497)         (3,435)

  Borrowings from Federal Home Loan Bank                (18,000,826)

  Retirement of common stock                             (2,602,754)

  Cash dividends                                           (621,928)       (590,534)

  Federal funds purchased and securities sold
    under agreements to repurchase, net increase
    (decrease)                                           (6,905,985)      1,787,041
                                                       ------------    ------------

 NET CASH PROVIDED BY FINANCING ACTIVITIES               15,584,388      26,715,513
                                                       ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      2,352,281      (2,369,476)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           35,145,868      35,540,978
                                                       ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD               $ 37,498,149    $ 33,171,502
                                                       ============    ============


See Selected Notes to Consolidated Financial Statements.

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Quarters Ended March 31, 2001 and 2000

1. The accompanying unaudited consolidated financial statements have been prepared with the accounting policies in effect as of December 31, 2000 as set forth in the Notes to the Consolidated Financial Statements of Peoples Financial Corporation and Subsidiaries (the Company). In the opinion of Management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included and are of a normal recurring nature. The accompanying unaudited consolidated financial statements have been prepared also in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2. The results of operations for the quarter ended March 31, 2001, are not necessarily indicative of the results to be expected for the full year. Per share data is based on the weighted average shares of common stock outstanding of 5,642,423 and 5,905,344 for the quarters ended March 31, 2001 and 2000, respectively.

3. At March 31, 2001 and 2000, the total recorded investment in impaired loans, for which there was no related allowance for loan losses, amounted to $2,487,000 and $131,000, respectively. The amount of interest not accrued on these loans did not have a significant effect on earnings for the quarters ended March 31, 2001 and 2000.

4.  Transactions in the allowance for loan losses were as follows:

                     Balance, January 1, 2001           $4,567,565
                     Provision for loan losses              75,000
                     Recoveries                            137,672
                     Loans charged off                     (86,354)
                                                        -----------
                     Balance, March 31, 2001            $4,693,883
                                                        ==========

5. The Company has defined cash and cash equivalents to include cash and due from banks. The Company paid $5,496,000 and $4,105,000 for the quarters ended March 31, 2001 and 2000, respectively, for interest on deposits and borrowings. No income tax payments were made during the quarters ended March 31, 2001 and 2000. Loans transferred to other real estate amounted to $670,000 for the quarter ended March 31, 2001. No loans were transferred to other real estate during the quarter ended March 31, 2000. After receiving regulatory approval, the Company transferred property with a book value of $19,000 from ORE into banking premises during the quarter ended March 31, 2000. The income tax effect on the accumulated other comprehensive income was $281,000 and $(16,000) at March 31, 2001 and 2000, respectively.

6. Certain reclassifications, which had no effect on prior year net income, have been made to the prior period statements to conform to current year presentation.

                     Independent Accountants' Review Report




Board of Directors
Peoples Financial Corporation
Biloxi, Mississippi



We have reviewed the accompanying consolidated balance sheets - Securities and Exchange Commission Form 10-Q of Peoples Financial Corporation as of March 31, 2001, March 31, 2000 and December 31, 2000, and the related consolidated statements of income, retained earnings, and cash flows - Securities and Exchange Commission Form 10-Q, for the three months ended March 31, 2001 and March 31, 2000, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of management of Peoples Financial Corporation.

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

April 19, 2001
Biloxi, Mississippi

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following presents Management's discussion and analysis of the consolidated financial condition and results of operations of Peoples Financial Corporation and Subsidiaries (the Company) for the quarters ended March 31, 2001 and 2000. These comments highlight the significant events and should be considered in combination with the Consolidated Financial Statements included in this report on Form 10-Q.

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

OVERVIEW

During the first quarter of 2001, the Company continued to enjoy steady loan demand and asset growth. The most significant development during this time period is the increase in cost of funds, particularly certificates of deposit. The Company began utilizing brokered certificates to manage its liquidity position, however these funds bear interest at a higher rate of interest than more traditional sources of funds. At the same time, the rate of interest earned on loans has slightly decreased. The result of these two factors is a decrease in the net interest margin for the first quarter of 2001. The Company hopes to reverse this negative trend during the second quarter of 2001 by more favorable repricing of funds.

The following schedule compares financial highlights for the quarters ended March 31, 2001 and 2000:

For the quarters ended March 31,            2001       2000
--------------------------------            ----       ----
Net income per share                     $    0.25 $    0.30
Book value per share                     $   13.86 $   13.37
Return on average total assets                 .94%     1.29%
Return on average shareholders' equity        7.17%     9.19%
Allowance for loan losses as a % of
loans, net of unearned discount               1.27%     1.20%

FINANCIAL CONDITION

HELD TO MATURITY SECURITIES

Held to maturity securities decreased $27,191,000 at March 31, 2001, compared with March 31, 2000, as a result of the management of the Company's liquidity position. As funds were available from the maturity of these securities, they were generally invested in short term U. S. Government Agency securities, which have been classified as available for sale. Gross unrealized gains for held to maturity securities were $647,000 and $185,000 and gross unrealized losses for held to maturity securities were $26,000 and $1,983,000 at March 31, 2001 and 2000, respectively. The following schedule reflects the mix of the held to maturity investment portfolio at March 31, 2001 and 2000:

March 31,                              2001                           2000
---------                   ---------------------------    ---------------------------
                               Amount                  %       Amount                 %
                            ------------   ------------    ------------   ------------
U. S. Treasury              $ 48,594,761          52.30%   $ 56,473,450          47.00%
U. S. Government agencies     38,375,992          41.30%     57,300,141          47.70%
States and political
subdivisions                   5,874,863           6.40%      6,262,869           5.30%
                            ------------   ------------    ------------   ------------
Totals                      $ 92,845,616         100.00%   $120,036,460         100.00%
                            ============   ============    ============   ============

AVAILABLE FOR SALE SECURITIES

Available for sale securities increased $33,236,000 at March 31, 2001, compared with March 31, 2000, in the management of the Company's liquidity position, as discussed above. Gross unrealized gains were $1,724,000 and $943,000 and gross unrealized losses were $21,000 and $1,163,000 at March 31, 2001 and 2000, respectively. The following schedule reflects the mix of available for sale securities at March 31, 2001 and 2000:

March 31,                                     2001                         2000
---------                           -------------------------    -------------------------
                                       Amount                %      Amount                %
                                    -----------   -----------    -----------   -----------
U. S. Treasury                      $ 6,125,010          8.40%   $ 6,771,560         17.00%
U. S. Government agencies            56,930,351         77.90%    24,813,394         62.30%
States and political subdivisions     5,006,812          6.90%     3,611,601          9.10%
Other securities                      4,988,863          6.80%     4,618,963         11.60%
                                    -----------   -----------    -----------   -----------
Totals                              $73,051,036        100.00%   $39,815,518        100.00%
                                    ===========   ===========    ===========   ===========

FEDERAL FUNDS SOLD

Federal funds sold were $4,800,000 at March 31, 2001, as a direct result of the management of the bank subsidiary's liquidity position.

LOANS

Loans increased $19,361,000 at March 31, 2001, as compared with March 31, 2000, as a result of the increase in loan demand in the Company's trade area during the last 30 months. The Company anticipates that this demand will remain steady throughout 2001.

OTHER REAL ESTATE

Other real estate increased $1,604,000 at March 31, 2001, as compared with March 31, 2000, due to the foreclosure of several parcels of commercial real estate during the fourth quarter of 2000 and the first quarter of 2001.

OTHER ASSETS

Other assets increased $642,000 at March 31, 2001, as compared with March 31, 2000, due to an income tax benefit due to the Company.

DEPOSITS

Total deposits increased $37,240,000 at March 31, 2001, as compared with March 31, 2000. Significant increases or decreases in total deposits and/or significant fluctuations among the different types of deposits from quarter to quarter are anticipated by Management as customers in the casino industry and county and municipal areas reallocate their resources periodically. As discussed above, the Company has managed its funds including planning the timing and classification of investment maturities and using other funding sources and their maturity so as to achieve appropriate liquidity.
Specifically, the Company obtained brokered deposits of $30,000,000 during the third quarter of 2000.

FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Federal funds purchased and securities sold under agreements to repurchase decreased $4,188,000 at March 31, 2001, as compared with March 31, 2000, as the result of the management of the Company's liquidity position and the reallocation of funds by certain customers between deposit products and non-deposit products.

BORROWINGS FROM FEDERAL HOME LOAN BANK

The Company acquired funds from the Federal Home Loan Bank in the management of its liquidity position.

SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY

Strength, security and stability have been the hallmark of the Company since its founding in 1985 and of its bank subsidiary since its founding in 1896. A strong capital foundation is fundamental to the continuing prosperity of the Company and the security of its customers and shareholders. One measure of capital adequacy is the primary capital ratio which was 13.78% at March 31, 2001, as compared with 14.92% at March 31, 2000. These ratios are well above the regulatory minimum of 6.00%. Management continues to emphasize the importance of maintaining the appropriate capital levels of the Company.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income, the amount by which interest income on loans, investments and other interest earning assets exceeds interest expense on deposits and other borrowed funds, is the single largest component of the Company's income. Management's objective is to provide the largest possible amount of income while balancing interest rate, credit, liquidity and capital risk. Net interest income decreased $909,000 for the first quarter of 2001 as compared with the first quarter of 2000. Total interest income increased $691,000 for the quarter ended March 31, 2001, as compared with the quarter ended March 31, 2000. Total interest expense increased $1,600,000 for the quarter ended March 31, 2001, as compared with the quarter ended March 31, 2000. The following schedule summarizes net interest earnings and net yield on interest earning assets:

         Net Interest Earnings and Net Yield on Interest Earning Assets

Quarters Ended March 31, (In
thousands, except percentages)          2001       2000
------------------------------         -------    -------
Total interest income (1)              $10,656    $ 9,964
Total interest expense                   5,563      3,963
                                       -------    -------

  Net interest earnings                $ 5,093    $ 6,001
                                       =======    =======
Net yield on interest earning assets      3.82%      4.82%
                                       =======    =======

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2001 and 2000.

The schedule on page 16 provides an analysis of the change in total interest income and total interest expense for the quarters ended March 31, 2001 and 2000. Changes in interest income are generally attributable to changes in volume related to interest-earning assets. Changes in interest expense, while impacted by changes in volume related to interest-bearing liabilities, were heavily impacted by the increase in the cost of funds during these time periods.

           Analysis of Changes in Interest Income and Interest Expense
                                 (In Thousands)

                                                                                    Attributable To:
                                                                            -------------------------------
                                 For the         For the
                                 Quarter         Quarter
                                  Ended           Ended         Increase                             Rate/
                             March 31, 2001   March 31, 2000   (Decrease)    Volume       Rate      Volume
                             --------------   --------------   ----------   --------    --------   --------
INTEREST INCOME: (1)

Loans(2)(3)                      $ 8,136        $ 7,609        $   527      $   772    $  (223)   $   (22)

Federal funds sold                    30             30                           2         (1)        (1)

Held to maturity:

Taxable                            1,338          1,641           (303)        (289)       (17)         3

Non-taxable                          127            135             (8)          (6)        (2)

Available for sale:

Taxable                              718            432            286          300         (8)        (6)

Non-taxable                           84             72             12           26        (10)        (4)

Other                                223             45            178            3        166          9
                                 -------        -------        -------      -------    -------    -------
Total                            $10,656        $ 9,964        $   692      $   808    $   (95)   $   (21)
                                 =======        =======        =======      =======    =======    =======

INTEREST EXPENSE:

Savings
and
demand,
interest
bearing                          $ 1,342        $ 1,346        $    (4)     $  (202)       233        (35)

Time deposits                      3,363          2,017          1,346          776        412        158

Federal
funds
purchased and
securities sold under
agreements to
repurchase                           724            598            126          120          5          1

Borrowings from FHLB                 132                           132          132

Mortgage
indebtedness                           2              2                           1         (1)
                                 -------        -------        -------      -------    -------    -------
Total                            $ 5,563        $ 3,963        $ 1,600      $   827    $   649    $   124
                                 =======        =======        =======      =======    =======    =======

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2001 and 2000.

(2) Loan fees are included in these figures.

(3) Includes nonaccrual loans.

PROVISION FOR LOAN LOSSES

Management continuously monitors the Company's relationships with its loan customers, especially those in concentrated industries such as seafood, gaming and hotel/motel, and their direct and indirect impact on its operations. A thorough analysis of current economic conditions and the quality of the loan portfolio are conducted on a quarterly basis. These analyses are utilized in the computation of the adequacy of the allowance for loan losses. Based on these analyses, the Company is providing for loan losses on a monthly basis and expects to continue to do so throughout 2001.

SERVICE CHARGES ON DEPOSITS ACCOUNTS

Service charges on deposit accounts increased $194,000 for the quarter ended March 31, 2001, as compared with the quarter ended March 31, 2000, as a result of an increase in fees charged for non-sufficient funds and other services.

OTHER INCOME

Other income increased $238,000 for the quarter ended March 31, 2001 as compared with the quarter ended March 31, 2000, primarily as a result of the gain realized on proceeds from whole life insurance owned by the bank subsidiary.

LIQUIDITY

Liquidity represents the Company's ability to adequately provide funds to satisfy demands from depositors, borrowers and other commitments by either converting assets to cash or accessing new or existing sources of funds. Management monitors these funds requirements in such a manner as to satisfy these demands and provide the maximum earnings on its earning assets. Deposits, payments of principal and interest on loans, proceeds from maturities of investment securities and earnings on investment securities are the principal sources of funds for the Company. As discussed previously, the Company has utilized non-traditional sources of funds including brokered certificates and borrowings from the Federal Home Loan Bank. These additional sources have allowed the Company to satisfy its liquidity needs. The Company will continue to utilize these sources of funds throughout 2001, as necessary.

                                     PART II
                                OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Shareholders of the Company was held on April 11,
2001.

(b) The following six directors were elected at the meeting to hold office for a term of one year:

                                                   Approve        Disapprove
                                                   -------        ----------
                           Drew Allen           4,351,551.6545    1,553.5584

                           William A. Barq      4,351,311.6545    1,553.5584

                           Andy Carpenter       4,349,661.6545    1,553.5584

                           Dan Magruder         4,351,551.6545    1,553.5584

                           Lyle M. Page         4,351,531.2521    1,553.5584

                           Chevis C. Swetman    4,349,661.5645    1,553.5584

Of the 5,643,504 shares eligible to vote, shares not voted amounted to 1,290,955.1925 and 116.9950 shares voted to abstain.

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 23: Consent of Certified Public Accountants

(b) Reports on Form 8-K

None.

                                   SIGNATURES

Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          PEOPLES FINANCIAL CORPORATION
                                  (Registrant)

                          Date:           May 11, 2001
                                -------------------------------------

                          By:      /s/ Chevis C. Swetman
                                -------------------------------------
                                       Chevis C. Swetman
                         Chairman, President and Chief Executive Officer



                          Date:           May 11, 2001
                                -------------------------------------


                          By:         /s/ Lauri A. Wood
                                -------------------------------------
                                          Lauri A. Wood
                             Chief Financial Officer and Controller
                         (principal financial and accounting officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
  23          Consent of Certified Public Accountants