Form 10-Q
period 2001-06-30
PEOPLES FINANCIAL CORP /MS/
filed 2001-08-10
CIK 770460

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2001
                                     ---------------------------------

                                       or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                  Commission File Number 0-30050
                                        -----------------------------


                          PEOPLES FINANCIAL CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Mississippi                              64-0709834
-----------------------------------       ------------------------------------
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)


Lameuse and Howard Avenues, Biloxi, Mississippi             39533
-----------------------------------------------     ---------------------------
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

                 Yes    X                             No
                     -------                             -----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Peoples Financial Corporation has only one class of common stock authorized. At July 31, 2001, there were 15,000,000 shares of $1 par value common stock authorized, and 5,628,238 shares issued and outstanding.

                                     PART I
                              FINANCIAL INFORMATION
                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


June 30, December 31, and June 30,                     2001               2000              2000
                                                    ------------      ------------      ------------
ASSETS
  Cash and due from banks                           $ 39,329,475      $ 35,145,868      $ 33,690,622
  Available for sale securities                       94,726,096        48,167,770        41,263,586
  Held to maturity securities, market value of
    $67,444,000 - June 30, 2001;
    $97,946,000 - December 31, 2000;
    $103,564,000 - June 30, 2000                      66,833,477        98,051,955       105,292,874
  Federal Home Loan Bank Stock, at cost                1,833,600         1,647,300         1,647,300
  Federal funds sold                                   8,050,000
  Loans                                              360,414,015       377,485,768       370,175,118
    Less: Unearned income                                 10,037             9,612            15,296
          Allowance for loan losses                    5,298,052         4,567,565         4,153,855
                                                    ------------      ------------      ------------
    Loans, net                                       355,105,926       372,908,591       366,005,967
  Bank premises and equipment, net of
    accumulated depreciation of $12,417,000 -
    June 30, 2001; $11,427,000 - December 31,
    2000; and $10,711,000 - June 30, 2000             18,488,002        18,333,272        18,655,870
  Other real estate                                    2,613,702         1,061,081           117,207
  Accrued interest receivable                          3,981,690         4,497,713         2,995,829
  Other assets                                         5,504,884         7,430,384         5,695,152
                                                    ------------      ------------      ------------
TOTAL ASSETS                                        $596,466,852      $587,243,934      $575,364,407
                                                    ============      ============      ============

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)
                                   (Unaudited)




June 30, December 31, and June 30,                           2001                2000                 2000
                                                         -------------       -------------       -------------
LIABILITIES & SHAREHOLDERS' EQUITY
Liabilities:
  Deposits:
    Demand, non-interest bearing                         $  75,690,472       $  68,080,764       $  74,820,606
    Savings and demand, interest bearing                   132,400,382         137,531,988         161,260,097
    Time, $100,000 or more                                 145,032,104         126,353,164          87,317,766
    Other time deposits                                     82,798,548          81,758,161          63,930,598
                                                         -------------       -------------       -------------
    Total deposits                                         435,921,506         413,724,077         387,329,067
  Accrued interest payable                                     948,253           1,028,564             724,090
  Federal funds purchased and securities sold under
    agreements to repurchase                                71,791,721          65,339,084          69,555,335
  Borrowings from the Federal Home Loan Bank                 5,244,695          23,159,507          34,000,000
  Notes payable                                                301,307             291,481             350,405
  Other liabilities                                          4,996,959           4,984,364           4,560,120
                                                         -------------       -------------       -------------
  TOTAL LIABILITIES                                        519,204,441         508,527,077         496,519,017
SHAREHOLDERS' EQUITY:
  Common Stock, $1 par value, 15,000,000 shares
    authorized, 5,628,238, 5,795,207 and 5,862,671
    shares issued and outstanding at June 30, 2001,
    December 31, 2000 and June 30, 2000,
    respectively                                             5,628,238           5,795,207           5,862,674
  Surplus                                                   65,780,254          65,780,254          65,780,254
  Undivided profits                                          5,114,497           7,093,830           8,020,800
  Unearned compensation                                       (492,706)           (535,840)           (647,910)
  Accumulated other comprehensive income                     1,232,128             583,406            (170,428)
                                                         -------------       -------------       -------------
  TOTAL SHAREHOLDERS' EQUITY                                77,262,411          78,716,857          78,845,390
                                                         -------------       -------------       -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $ 596,466,852       $ 587,243,934       $ 575,364,407
                                                         =============       =============       =============


See Selected Notes to Consolidated Financial Statements.

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                            For The Quarters Ended June 30,   For The Six Months Ended June 30,
                                            -------------------------------   ---------------------------------
                                                 2001              2000            2001              2000
                                              -----------      -----------    --------------     --------------

INTEREST INCOME:
  Interest and fees on loans                  $ 7,399,107      $ 8,220,162      $15,534,740      $15,829,273
  Interest and dividends on investments:
    U.S. Treasury                                 613,020          823,049        1,300,756        1,708,974
    U.S. Government agencies and
    corporations                                1,416,354        1,256,764        2,785,554        2,443,768
    States and political subdivisions             137,873          132,732          276,619          269,232
    Other investments                              90,947           51,433          314,694           96,031
  Interest on federal funds sold                   30,382            5,723           59,970           36,191
                                              -----------      -----------      -----------      -----------
TOTAL INTEREST INCOME                           9,687,683       10,489,863       20,272,333       20,383,469
                                              -----------      -----------      -----------      -----------
INTEREST EXPENSE:
  Time deposits of $100,000 or more             2,041,260        1,116,202        4,176,101        2,247,243
  Other deposits                                2,227,341        2,166,020        4,796,519        4,397,451
  Mortgage indebtedness                             2,312            2,498            4,672            4,919
  Borrowings from Federal Home Loan
    Bank                                          118,135          426,514          250,575          426,514
  Federal funds purchased and securities
    sold under agreements to repurchase           592,467          822,632        1,316,422        1,420,378
                                              -----------      -----------      -----------      -----------
TOTAL INTEREST EXPENSE                          4,981,515        4,533,866       10,544,289        8,496,505
                                              -----------      -----------      -----------      -----------
NET INTEREST INCOME                             4,706,168        5,955,997        9,728,044       11,886,964
Provision for losses on loans                   1,332,230           52,500        1,407,230          105,000
                                              -----------      -----------      -----------      -----------
NET INTEREST INCOME AFTER PROVISION
  FOR LOSSES ON LOANS                           3,373,938        5,903,497        8,320,814       11,781,964
                                              -----------      -----------      -----------      -----------

OTHER OPERATING INCOME:
  Trust department income and fees                264,077          191,294          495,867          482,079
  Service charges on deposit accounts           1,537,704        1,282,453        2,967,859        2,518,786
  Other service charges, commissions
    and fees                                       81,983           82,363          153,573          147,622
  Other income                                    130,435          184,543          452,928          268,957
                                              -----------      -----------      -----------      -----------
TOTAL OTHER OPERATING INCOME                  $ 2,014,199      $ 1,740,653      $ 4,070,227      $ 3,417,444
                                              -----------      -----------      -----------      -----------

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (continued)
                                   (Unaudited)


                                          For The Quarters Ended June 30,   For The Six Months Ended June 30,
                                          -------------------------------   ---------------------------------
                                              2001               2000            2001            2000
                                          ------------      ------------    -------------      -----------
OTHER OPERATING EXPENSE:
  Salaries and employee benefits           $ 2,826,008       $ 2,638,124      $ 5,513,778      $ 5,284,656
  Net occupancy                                295,899           254,124          577,591          503,597
  Equipment rentals, depreciation and
   maintenance                                 692,115           690,513        1,392,828        1,299,976
  Other expense                              1,773,657         1,276,751        3,031,792        2,648,152
                                           -----------       -----------      -----------      -----------
TOTAL OTHER OPERATING EXPENSE                5,587,679         4,859,512       10,515,989        9,736,381
                                           -----------       -----------      -----------      -----------

INCOME (LOSS) BEFORE INCOME TAXES             (199,542)        2,784,638        1,875,052        5,463,027
INCOME TAXES (BENEFIT)                         (81,996)          888,400          587,999        1,767,500
                                           -----------       -----------      -----------      -----------
NET INCOME (LOSS)                          $  (117,546)      $ 1,896,238      $ 1,287,053      $ 3,695,527
                                           ===========       ===========      ===========      ===========


See Selected Notes to Consolidated Financial Statements.

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)


                                                                                        Accumulated
                   # of                                                    Unearned        Other        Compre-
                  Common        Common                      Undivided       Compen-      Comprehen-     hensive
                  Shares         Stock       Surplus         Profits        sation      sive Income     Income            Total
               ------------  ------------  ------------   ------------   ------------   ------------  ------------    ------------
Balance,
January 1,
2000              5,905,344  $  5,905,344  $ 65,759,086   $  6,837,628   $   (624,842)  $   (110,330)                 $ 77,766,886

Compre-
hensive
Income:

Net income                                                   3,695,527                                $  3,695,527       3,695,527

Net unreal-
ized loss
on
available
for sale
securities,
net of tax                                                                                   (60,098)      (60,098)        (60,098)
                                                                                                      ------------
Total
compre-
hensive
income                                                                                                $  3,635,429
                                                                                                      ============
Purchase of
shares by
ESOP                                                                          (83,068)                                     (83,068)

Allocation
of ESOP
shares                                                                         60,000                                       60,000

Retirement
of common
stock               (42,670)      (42,670)       21,168     (1,276,927)                                                 (1,298,429)

Dividend
declared,
($ .11 per
share)                                                        (644,894)                                                   (644,894)

Cash
dividends
($ .10 per
share)                                                        (590,534)                                                   (590,534)
               ------------  ------------  ------------   ------------   ------------   ------------                  ------------
Balance,
June 30,
2000              5,862,674  $  5,862,674  $ 65,780,254   $  8,020,800   $   (647,910)  $   (170,428)                 $ 78,845,390
               ============  ============  ============   ============   ============   ============                  ============

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)
                                   (Unaudited)


                                                                                             Accumulated
                   # of                                                        Unearned         Other        Compre-
                  Common          Common                       Undivided        Compen-        Comprehen-    hensive
                  Shares          Stock          Surplus        Profits         sation        sive Income     Income       Total
               ------------    ------------   ------------    ------------    ------------    ------------  ---------- ------------
Balance,
January 1,
2001              5,795,207    $  5,795,207   $ 65,780,254    $  7,093,830    $   (535,840)   $    583,406             $ 78,716,857

Compre-
hensive
Income

Net income                                                       1,287,053                                  $1,287,053   1,287,053

Net
unrealized
gain on
available
for sale
securities,
net of tax                                                                                         648,722     648,722      648,722
                                                                                                            ----------
Total
compre-
hensive
income                                                                                                      $1,935,775
                                                                                                            ==========
Purchase of
common
shares by
ESOP                                                                               (37,866)                                 (37,866)

Allocation
of ESOP
shares                                                                              81,000                                   81,000

Issuance of
stock                 6,886           6,886                         93,097                                                   99,983

Retirement
of common
stock              (173,855)       (173,855)                    (2,699,640)                                              (2,873,495)

Dividend
declared
($ .12 per
share)                                                            (675,388)                                                (675,388)

Effect of
stock
retirement
on accrued
dividends                                                           15,545                                                   15,545
               ------------    ------------   ------------    ------------    ------------    ------------             ------------
Balance,
June 30,
2001              5,628,238    $  5,628,238   $ 65,780,254    $  5,114,497    $   (492,706)   $  1,232,128             $ 77,262,411
               ============    ============   ============    ============    ============    ============             ============




See Selected Notes to Consolidated Financial Statements.

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


For The Six Months Ended June 30,                                          2001             2000
-----------------------------------------------------------           ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                          $  1,287,053      $  3,695,527
  Adjustments to reconcile net income to net cash provided
   by operating activities:

      Loss on sales of other real estate                                     4,410

      Gain on sale of bank premises                                                          (76,328)

      Depreciation and amortization                                        991,000           876,000

      Provision for losses on loans                                      1,407,230           105,000

      Provision for losses on other real estate                            473,500

      Stock issued under incentive plan                                     99,983

      Changes in assets and liabilities:

        Accrued interest receivable                                        516,023           789,794

        Other assets                                                     1,296,810            80,319

        Accrued interest payable                                           (80,311)          (44,853)

        Other liabilities                                                 (354,635)          298,369
                                                                      ------------      ------------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                             5,641,063         5,723,828
                                                                      ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from sales, maturities and calls of held to maturity
    securities                                                          86,995,000        32,000,000

  Investment in held to maturity securities                            (55,776,522)      (22,020,084)

  Proceeds from sales, maturities and calls of available for sale
    securities                                                          22,115,086           132,312

  Investment in available for sale securities                          (67,695,375)       (8,411,210)

  Investment in Federal Home Loan Bank                                    (186,300)

  Loans, net                                                            14,312,715       (37,921,688)

  Proceeds from sales of other real estate                                 112,189

  Proceeds from sale of bank premises                                                        195,865

  Acquisition of premises and equipment                                 (1,145,730)       (2,670,987)

  Federal funds sold                                                    (8,050,000)

  Other assets                                                             628,690        (2,352,205)
                                                                      ------------      ------------
NET CASH USED IN INVESTING ACTIVITIES                                 $ (8,690,247)     $(41,047,997)
                                                                      ------------      ------------

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)



For The Six Months Ended June 30,                              2001              2000
------------------------------------------------------     ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Demand and savings deposits, net increase (decrease)     $  2,478,102      $ (2,505,164)

  Time deposits, net increase (decrease)                     19,719,327        (4,846,926)

  Principal payments on notes                                    (7,040)           (6,792)

  Retirement of common stock                                 (2,873,495)       (1,298,429)

  Cash dividends                                               (621,928)         (590,534)

  Federal funds purchased and securities sold under
    agreements to repurchase                                  6,452,637         8,721,658

  Borrowings from Federal Home Loan Bank                    (17,914,812)       34,000,000
                                                           ------------      ------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                   7,232,791        33,473,813
                                                           ------------      ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          4,183,607        (1,850,356)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               35,145,868        35,540,978
                                                           ------------      ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $ 39,329,475      $ 33,690,622
                                                           ============      ============



See Selected Notes to Consolidated Financial Statements.

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Six Months Ended June 30, 2001 and 2000

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

The accompanying unaudited consolidated financial statements have been prepared also in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements include information required for interim financial statements.

2. The results of operations for the six months ended June 30, 2001 and 2000, are not necessarily indicative of the results to be expected for the full year.

3. Per share data is based on the weighted average shares of common stock outstanding of 5,635,079 and 5,885,686 for the six months ended June 30, 2001 and 2000, respectively.

4. At June 30, 2001 and 2000, the total recorded investment in impaired loans amounted to $217,000 and $44,000. The amount of that recorded investment in impaired loans for which there was no related allowance for loan losses was $217,000 and $44,000 at June 30, 2001 and 2000, respectively. The amount of interest not accrued on these loans did not have a significant effect on earnings for the six months ended June 30, 2001 and 2000.

5. Transactions in the allowance for loan losses were as follows:



                                  For the six          For the year          For the six
                                  months ended        ended December         months ended
                                  June 30, 2001          31, 2000           June 30, 2000
                                 ---------------      ---------------      ---------------
Balance, beginning of period     $     4,567,565      $     4,338,149      $     4,338,149
Recoveries                               248,914              698,382               65,893
Loans charged off                       (925,657)          (4,660,666)            (355,187)
Provision for loan losses              1,407,230            4,191,700              105,000
                                 ---------------      ---------------      ---------------
Balance, end of period           $     5,298,052      $     4,567,565      $     4,153,855
                                 ===============      ===============      ===============

6. The Company has defined cash and cash equivalents to include cash and due from banks. The Company paid $10,544,000 and $8,541,000 for the six months ended June 30, 2001 and 2000, respectively, and $10,354,000 for the twelve months ended December 31, 2000, for interest on deposits and borrowings. Income tax payments totaled $692,000 and $1,715,000 for the six months ended June 30, 2001 and 2000, respectively, and $3,630,000 for the twelve months ended December 31, 2000. Loans transferred to other real estate amounted to $2,143,000 and $42,000 for the six months ended June 30, 2001 and 2000, respectively, and $1,053,500 for the twelve months ended December 31, 2000. After receiving regulatory approval, the Company transferred property with a book value of $19,000 from ORE to banking premises during the six months ended June 30, 2000.

7. The income tax effect on the accumulated other comprehensive income was $333,000 and ($31,000) at June 30, 2001 and 2000, respectively.

                     Independent Accountants' Review Report




Board of Directors
Peoples Financial Corporation
Biloxi, Mississippi



We have reviewed the accompanying consolidated balance sheets of Peoples Financial Corporation as of June 30, 2001, June 30, 2000 and December 31, 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for the six months ended June 30, 2001 and June 30, 2000. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles for interim financial statements.


/s/ Piltz, Williams, LaRosa & Co.

PILTZ, WILLIAMS, LAROSA & CO.

July 17, 2001
Biloxi, Mississippi

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following presents Management's discussion and analysis of the consolidated financial condition and results of operations of Peoples Financial Corporation and Subsidiaries (the Company) for the six months ended June 30, 2001 and 2000. These comments highlight the significant events and should be considered in combination with the Consolidated Financial Statements included in this report on Form 10-Q.

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

OVERVIEW

Net income for the six months ended June 30, 2001, was $1,287,000 compared with $3,696,000 for the same period in 2000. The Company recorded a provision for loan losses of $1,332,000 during the second quarter of 2001. This significant provision was recorded to provide for potential losses related to an overall softening of the economy and certain credits. Refer to Provision for Loan Losses on page 18 for further discussion.

The following schedule compares financial highlights for the six months ended June 30, 2001 and 2000:


For the six months ended June 30,                  2001              2000
-----------------------------------------      ------------      ------------

Net income per share                           $       0.23      $       0.63

Book value per share                           $      13.72      $      13.45

Return on average total assets                          .43%             1.32%

Return on average shareholders' equity                 3.30%             9.44%

Allowance for loan losses as a % of loans,
net of unearned discount                               1.47%             1.12%

FINANCIAL CONDITION

HELD TO MATURITY SECURITIES

Held to maturity securities decreased $38,459,000 at June 30, 2001, as compared with June 30, 2000, as a result of the management of the Company's liquidity position. As funds were available from the maturity of these securities, they were generally invested in available for sale securities. Gross unrealized gains were $627,000 and $170,000 and gross unrealized losses were $17,000 and $1,899,000 at June 30, 2001 and 2000, respectively. There were no realized gains or losses on these investments during the six months ended June 30, 2001 and 2000, respectively. The following schedule reflects the mix of the held to maturity securities portfolio at June 30, 2001 and 2000:



June 30,                                         2001                             2000
--------------------------            ---------------------------      ---------------------------
                                         Amount            %              Amount           %
                                      -----------     -----------      ------------    -----------

U. S. Treasury securities             $ 32,840,110          49.10%     $ 41,737,042          39.60%

U. S. Government agencies               28,122,326          42.10%       57,297,841          54.40%

States and political
subdivisions                            5,871,041            8.80%        6,257,991           6.00%
                                      -----------     -----------      ------------    -----------

Totals                                $66,833,477          100.00%     $105,292,874         100.00%
                                      ===========     ===========      ============    ===========

AVAILABLE FOR SALE SECURITIES

Available for sale securities increased $53,463,000 at June 30, 2001, as compared with June 30, 2000, as the result of the management of the Company's liquidity position, as discussed above. Gross unrealized gains were $1,882,000 and $954,000 and gross unrealized losses were $23,000 and $1,214,000 at June 30, 2001 and 2000, respectively. There were no realized gains or losses on these investments during the six months ended June 30, 2001 and 2000. The following schedule reflects the mix of available for sale securities at June 30, 2001 and 2000:


June 30,                                        2001                              2000
---------------------------------     ---------------------------      ---------------------------
                                        Amount            %              Amount             %
                                      -----------     -----------      ------------    -----------

U. S. Treasury securities             $ 6,105,630            6.40%     $  6,793,140          16.50%

U. S. Government agencies              78,656,909           83.00%       25,756,348          62.40%

States and political subdivisions       4,973,656            5.30%        4,147,635          10.00%

Other securities                        4,989,901            5.30%        4,566,463          11.10%
                                      -----------     -----------      ------------    -----------

Totals                                $94,726,096          100.00%     $ 41,263,586         100.00%
                                      ===========     ===========      ============    ===========

FEDERAL FUNDS SOLD

Federal funds sold were $8,050,000 at June 30, 2001, as a direct result of the management of the bank subsidiary's liquidity position.

LOANS

Loans decreased $9,761,000 at June 30, 2001, as compared with June 30, 2000, as a result of decreased loan demand in the Company's trade area during 2001. This decreased demand is the result of the softening of the local economy. In addition, a number of customers paid off several large credits during the second quarter of 2001. The Company anticipates that loan demand will be moderate throughout the remainder of 2001.

OTHER REAL ESTATE

Other real estate increased $2,496,000 at June 30, 2001, as compared with June 30, 2000, due to foreclosure of several parcels of commercial real estate during the fourth quarter of 2000 and the first half of 2001. The Company is actively marketing these foreclosed assets.

DEPOSITS

Total deposits increased $48,592,000 at June 30, 2001, as compared with June 30, 2000. Significant increases or decreases in total deposits are anticipated by Management as customers in the casino industry and county and municipal areas reallocate their resources periodically. As discussed above, the Company has managed its funds including planning the timing and classification of investment maturities and using other funding sources and their maturity so as to achieve appropriate liquidity. Specifically, the Company obtained brokered deposits of $30,000,000 during the third quarter of 2001. Brokered deposits amounting to $10,000,000 matured in July of 2001. The Company may place these funds in other brokered deposits.

BORROWINGS FROM FEDERAL HOME LOAN BANK

The Company borrowed from the Federal Home Loan Bank in the management of liquidity position.

SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY

Strength, security and stability have been the hallmark of the Company since its founding in 1985 and of its bank subsidiary since its founding in 1896. A strong capital foundation is fundamental to the continuing prosperity of the Company and the security of its customers and shareholders. One measure of capital adequacy is the primary capital ratio which was 13.83% at June 30, 2001, as compared with 14.79% at June 30, 2000. These ratios are well above the regulatory minimum of 6.00%. Management continues to emphasize the importance of maintaining the appropriate capital levels of the Company.

On May 23, 2001, the Company's Board of Directors approved a stock incentive program for two executive officers. Under this plan, whole shares valued as of the distribution date at $50,000 are to be distributed to each of these officers who continue to meet the eligibility requirements on June 15, 2001, and on January 15 of the four succeeding years. On June 15, 2001, a total of 6,886 shares of Peoples Financial Corporation common stock was issued.

On June 27, 2001, the Company's Board of Directors approved a semi-annual dividend of $.12 per share. The dividend had a record date of July 9, 2001 and a distribution date of July 16, 2001.


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

Net interest income decreased $1,250,000 for the second quarter of 2001 as compared with the second quarter of 2000. Net interest income decreased $2,159,000 for the six months ended June 30, 2001, as compared with the six months ended June 30, 2000. Total interest income decreased $802,000 for the quarter ended June 30, 2001, as compared with the quarter ended June 30, 2000. Total interest income decreased $111,000 for the six months ended June 30, 2001, as compared with the six months ended June 30, 2000. Total interest expense increased $448,000 for the quarter ended June 30, 2001, as compared with quarter ended June 30, 2000. Total interest expense increased $2,048,000 for the six months ended June 30, 2001, as compared with the six months ended June 30, 2000. The following schedule summarizes net interest earnings and net yield on interest earning assets:


NET INTEREST EARNINGS AND NET YIELD ON INTEREST EARNING ASSETS



Six Months Ended June 30, (In
thousands, except percentages)              2001              2000
------------------------------           -----------      -----------
Total interest income (1)                $    20,415      $    20,520

Total interest expense                        10,544            8,497
                                         -----------      -----------

  Net interest earnings                  $     9,871      $    12,023
                                         ===========      ===========

Net yield on interest earning assets            3.71%            4.76%
                                         ===========      ===========

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2001 and 2000.

The schedule on page 17 provides an analysis of the change in total interest income and total interest expense for the six months ended June 30, 2001 and 2000.

          Analysis of Changes in Interest Income and Interest Expense
                                 (In Thousands)


                                                                                             Attributable To:
                                                                               ------------------------------------------------

                           For the Six      For the Six
                               Months          Months
                            Ended June       Ended June        Increase
                             30, 2001         30, 2000        (Decrease)          Volume             Rate          Rate/ Volume
                           ------------     ------------     ------------      ------------      ------------      ------------
INTEREST
INCOME: (1)

Loans (2)                  $     15,535     $     15,829     $       (294)     $        913      $     (1,141)     $        (66)

Federal funds sold                   60               36               24                41                (8)               (9)

Held to maturity:

Taxable securities                2,396            3,204             (808)             (724)             (108)               24

Non-taxable
securities                          250              277              (27)                1               (27)               (1)

Available for sale:

Taxable securities                1,690              948              742               914               (88)              (84)

Non-taxable securities              169              130               39                41                (1)               (1)

Other securities                    315               96              219                 8               196                15
                           ------------     ------------     ------------      ------------      ------------      ------------

Total                      $     20,415     $     20,520     $       (105)     $      1,194      $     (1,177)     $       (122)
                           ============     ============     ============      ============      ============      ============

INTEREST
EXPENSE:

Savings and
negotiable interest
bearing deposits           $      2,409     $      2,630     $       (221)     $       (373)     $        177      $        (25)

Time deposits                     6,563            4,015            2,548             1,789               525               234

Borrowings from FHLB                251              427             (176)             (145)              (47)               16

Federal funds
purchased and
securities sold
under agreements to
repurchase                        1,316            1,420             (104)               46              (145)               (5)

Mortgage
indebtedness                          5                5                                 (1)                1
                           ------------     ------------     ------------      ------------      ------------      ------------

Total                      $     10,544     $      8,497     $      2,047      $      1,316      $        511      $        220
                           ============     ============     ============      ============      ============      ============

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2001 and 2000.

(2) Loan fees are included in these figures. Includes nonaccrual loans.

PROVISION FOR LOAN LOSSES

Management continuously monitors the Company's relationships with its loan customers, especially those in concentrated industries such as seafood, gaming and hotel/motel, and their direct and indirect impact on its operations. A thorough analysis of current economic conditions and the quality of the loan portfolio are conducted on a quarterly basis. These analyses are utilized in the computation of the adequacy of the allowance for loan losses. A provision is charged to income on a monthly basis to absorb potential losses based on these analyses.

During the second quarter of 2001, the Company identified negative events with respect to an overall softening of the economy and to specific credits which required a large increase to the Company's provision for loan losses. The provision for loan losses for the six months ended June 30, 2001, was $1,407,000, of which $1,332,000 was provided during the second quarter. The Company believes that this action will provide sufficient funds to absorb potential losses. The Company will make additional provisions as it considers necessary throughout the remaining quarters of 2001.

SERVICE CHARGES ON DEPOSIT ACCOUNTS

Service charges on deposit accounts increased $449,000 for the six months ended June 30, 2001, as compared with the six months ended June 30, 2000. This increase was due to the increase in fees for non-sufficient funds during 2000 and the introduction of an overdraft protection product in April 2001.

OTHER EXPENSE

Other expense increased $384,000 for the six months ended June 30, 2001, as compared with the same period during 2000, due to write-downs of other real estate of $473,000 in 2001.

LIQUIDITY

Liquidity represents the Company's ability to adequately provide funds to satisfy demands from depositors, borrowers and other commitments by either converting assets to cash or accessing new or existing sources of funds. Management monitors these funds requirements in such a manner as to satisfy these demands and provide the maximum earnings on its earning assets. Deposits, payments of principal and interest on loans, proceeds from maturities of investment securities and earnings on investment securities are the principal sources of funds for the Company. As discussed previously, the Company has utilized non-traditional sources of funds including brokered certificates of deposit and borrowings from the Federal Home Loan Bank. These additional sources have allowed the Company to satisfy its liquidity needs. The Company will continue to utilize these sources of funds throughout 2001, as necessary.

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

                                           PEOPLES FINANCIAL CORPORATION
                                                   (Registrant)


                                 Date:            August 10, 2001
                                         -------------------------------------


                                    By:      /s/ Chevis C. Swetman
                                         -------------------------------------
                                                 Chevis C. Swetman
                                 Chairman, President and Chief Executive Officer




                                 Date:            August 10, 2001
                                         -------------------------------------


                                    By:          /s/ Lauri A. Wood
                                         -------------------------------------
                                                   Lauri A. Wood
                                      Chief Financial Officer and Controller
                                   (principal financial and accounting officer)

                                 EXHIBIT INDEX


EXHIBIT
NUMBER           DESCRIPTION
------           -----------
  23             Consent of Certified Public Accountants