Form 10-Q
period 2001-09-30
PEOPLES FINANCIAL CORP /MS/
filed 2001-11-13
CIK 770460

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001
                                              ------------------------
                                       or
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      Commission File Number        0 - 30050
                                              ------------------------

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

Peoples Financial Corporation has only one class of common stock authorized. At October 31, 2001, there were 15,000,000 shares of $1 par value common stock authorized, and 5,626,039 shares issued and outstanding.

                                     PART I
                              FINANCIAL INFORMATION
                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

September 30, December 31, and September 30,                 2001             2000             2000
--------------------------------------------             ------------     ------------     ------------
ASSETS

  Cash and due from banks                                $ 31,457,089     $ 35,145,868     $ 33,062,113

  Held to maturity securities, market value of
   $58,143,000 - September 30, 2001;
   $97,946,000 - December 31, 2000;
   $100,965,000 - September 30, 2000                       57,240,890       98,051,955      101,976,213

  Available for sale securities, at market value          121,554,970       48,167,770       43,944,913

  Federal Home Loan Bank Stock, at cost                     1,853,500        1,647,300        1,647,300

  Federal funds sold                                       13,950,000

  Loans                                                   347,611,178      377,485,768      368,010,640

    Less: Unearned income                                       2,095            9,612           11,349

            Allowance for loan losses                       5,256,778        4,567,565        7,025,868
                                                         ------------     ------------     ------------
    Loans, net                                            342,352,305      372,908,591      360,973,423

  Bank premises and equipment, net of accumulated
   depreciation of $12,860,000 - September 30,
   2001; $11,427,000 - December 31, 2000; and
   $11,017,000 - September 30, 2000                        18,453,245       18,333,272       18,439,156

  Other real estate                                         2,582,253        1,061,081          167,530

  Accrued interest receivable                               3,952,057        4,497,713        4,614,368

  Other assets                                              5,418,671        7,430,384        6,480,163
                                                         ------------     ------------     ------------
TOTAL ASSETS                                             $598,814,980     $587,243,934     $571,305,179
                                                         ============     ============     ============

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (Continued)
                                  (Unaudited)



September 30, December 31, and September 30,                  2001               2000               2000
---------------------------------------------             -------------      -------------      -------------
LIABILITIES & SHAREHOLDERS' EQUITY

LIABILITIES:

  Deposits:

    Demand, non-interest bearing                          $  74,287,930      $  68,080,764      $  75,826,785

    Savings and demand, interest bearing                    138,286,064        137,531,988        152,428,470

    Time, $100,000 or more                                  143,283,793        126,353,164        118,660,031

    Other time deposits                                      81,276,325         81,758,161         71,849,359
                                                          -------------      -------------      -------------
    Total deposits                                          437,134,112        413,724,077        418,764,645

  Accrued interest payable                                    1,013,575          1,028,564            876,751

  Federal funds purchased and securities sold under
   agreements to repurchase                                  70,418,317         65,339,084         64,109,843

  Borrowings from Federal Home Loan Bank                      5,492,359         23,159,507          5,117,100

  Notes payable                                                 305,207            291,481            308,930

  Other liabilities                                           5,117,405          4,984,364          3,692,554
                                                          -------------      -------------      -------------
  TOTAL LIABILITIES                                         519,480,975        508,527,077        492,869,823

SHAREHOLDERS' EQUITY:

  Common Stock, $1 par value, 15,000,000 shares
   authorized, 5,626,039 shares issued and
   outstanding at September 30, 2001, 5,795,207
   shares issued and outstanding at December 31,
   2000 and 5,833,982 shares issued and
   outstanding at September 30, 2000                          5,626,039          5,795,207          5,833,982

  Surplus                                                    65,780,254         65,780,254         65,780,254

  Undivided profits                                           6,388,504          7,093,830          7,264,807

  Unearned compensation                                        (470,197)          (535,840)          (579,840)

  Accumulated other comprehensive income                      2,009,405            583,406            136,153
                                                          -------------      -------------      -------------
  TOTAL SHAREHOLDERS' EQUITY                                 79,334,005         78,716,857         78,435,356
                                                          -------------      -------------      -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $ 598,814,980      $ 587,243,934      $ 571,305,179
                                                          =============      =============      =============



See Selected Notes to Consolidated Financial Statements.

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                              For The Quarters Ended September 30,    For The Nine Months Ended September 30,
                                              ------------------------------------    ---------------------------------------
                                                  2001                    2000            2001                       2000
                                              ------------            ------------    ------------               ------------
INTEREST INCOME:
  Interest and fees on loans                  $  6,802,440            $  8,658,054    $ 22,337,180               $ 24,487,327

  Interest and dividends on securities:

    U. S. Treasury                                 376,268                 673,368       1,677,024                  2,382,342

    U. S. Government agencies and
      corporations                               1,517,564               1,306,913       4,303,118                  3,750,681

    States and political subdivisions              147,012                 133,643         423,631                    402,875

    Other investments                               68,973                  62,320         383,667                    158,351

  Interest on federal funds sold                   126,558                  70,225         186,528                    106,416
                                              ------------            ------------    ------------               ------------
  TOTAL INTEREST INCOME                          9,038,815              10,904,523      29,311,148                 31,287,992
                                              ------------            ------------    ------------               ------------
INTEREST EXPENSE:

  Time deposits of $100,000 or more              1,817,369               1,969,185       5,993,470                  4,216,428

  Other deposits                                 1,941,726               2,393,239       6,738,245                  6,790,690

  Borrowing from Federal Home Loan
   Bank                                             87,080                 247,445         337,655                    673,959

  Mortgage indebtedness                              2,265                   2,452           6,937                      7,371

  Federal funds purchased and securities
   sold under agreements to repurchase             537,536                 787,688       1,853,958                  2,208,066
                                              ------------            ------------    ------------               ------------
  TOTAL INTEREST EXPENSE                         4,385,976               5,400,009      14,930,265                 13,896,514
                                              ------------            ------------    ------------               ------------
NET INTEREST INCOME                              4,652,839               5,504,514      14,380,883                 17,391,478

Provision for losses on loans                       73,746               2,735,000       1,480,976                  2,840,000
                                              ------------            ------------    ------------               ------------
NET INTEREST INCOME AFTER PROVISION FOR
 LOSSES ON LOANS                                 4,579,093               2,769,514      12,899,907                 14,551,478
                                              ------------            ------------    ------------               ------------
OTHER OPERATING INCOME:

  Trust department income and fees                 249,880                 206,921         745,747                    689,000

  Service charges on deposit accounts            1,659,283               1,339,990       4,627,142                  3,858,776

  Other service charges, commissions and
   fees                                             62,949                  75,182         216,522                    222,804

  Gain on sale of securities                       243,126                                 243,126

  Other income                                     176,003                 339,375         628,931                    608,332
                                              ------------            ------------    ------------               ------------
  TOTAL OTHER OPERATING INCOME                $  2,391,241            $  1,961,468    $  6,461,468               $  5,378,912
                                              ------------            ------------    ------------               ------------

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (Continued)
                                   (Unaudited)


                                        For The Quarters Ended September 30,    For The Nine Months Ended September 30,
                                        ------------------------------------    ---------------------------------------
                                            2001                    2000            2001                       2000
                                        ------------            ------------    ------------               ------------
OTHER OPERATING EXPENSE:

  Salaries and employee benefits        $  2,574,594            $  2,629,269    $  8,088,372               $  7,913,925

  Net occupancy                              328,153                 329,009         905,744                    832,606

  Equipment rentals, depreciation and
   maintenance                               673,292                 769,114       2,066,120                  2,069,090

  Other expense                            1,515,689               1,314,660       4,547,481                  3,962,812
                                        ------------            ------------    ------------               ------------
  TOTAL OTHER OPERATING EXPENSE            5,091,728               5,042,052      15,607,717                 14,778,433
                                        ------------            ------------    ------------               ------------
INCOME (LOSS) BEFORE INCOME TAXES          1,878,606                (311,070)      3,753,658                  5,151,957

Income taxes (benefit)                       576,000                 (82,000)      1,163,999                  1,685,500
                                        ------------            ------------    ------------               ------------
NET INCOME (LOSS)                       $  1,302,606            $   (229,070)   $  2,589,659               $  3,466,457
                                        ============            ============    ============               ============

See Selected Notes to Consolidated Financial Statements.

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                                         Accumu-
                                                                          Unearned   lated Other      Compre-
                                  Common                   Undivided     Compensa-    Comprehen-      hensive
                # of Shares        Stock       Surplus       Profits          tion   sive income       Income          Total
                -----------  -----------  ------------  ------------  ------------  ------------  -----------  -------------
Balance,
January  1,
2000             5,905,344   $ 5,905,344  $ 65,759,086  $  6,837,628  $   (624,842) $   (110,330)              $  77,766,886

Comprehen-
sive Income:

Net income                                                 3,466,457                              $ 3,466,457      3,466,457

Net
unrealized
gain on
available for
sale
securities, net
of tax                                                                                   246,483      246,483        246,483
                                                                                                  -----------
Total
comprehen-
sive income                                                                                       $ 3,712,940
                                                                                                  ===========
Purchase of
shares by
ESOP                                                                       (83,068)                                  (83,068)

Allocation of
ESOP shares                                                                128,070                                   128,070

Retirement of
stock               (71,362)    ( 71,362)       21,168    (1,803,850)                                             (1,854,044)

Cash
dividends,
($.21 per
share)                                                    (1,235,428)                                             (1,235,428)
                -----------  -----------  ------------  ------------  ------------  ------------  -----------  -------------

Balance,
September 30,
2000              5,833,982  $ 5,833,982  $ 65,780,254  $  7,264,807  $   (579,840) $    136,153               $  78,435,356
                ===========  ===========  ============  ============  ============  ============               =============

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)
                                   (Unaudited)

                                                                                         Accumu-
                                                                          Unearned   lated Other      Compre-
                                  Common                   Undivided     Compensa-    Comprehen-      hensive
                # of Shares        Stock       Surplus       Profits          tion   sive income       Income          Total
                -----------  -----------  ------------  ------------  ------------  ------------  -----------  -------------
Balance,
January 1,
2001              5,795,207  $ 5,795,207  $ 65,780,254  $  7,093,830  $   (535,840) $    583,406               $  78,716,857

Comprehen-
sive Income:

Net income                                                 2,589,659                              $ 2,589,659      2,589,659

Net
unrealized
gain on
available for
sale
securities, net
of tax                                                                                 1,578,929    1,578,929      1,578,929

Reclassifica-
tion
adjustment
for available
for sale
securities
sold in
current year,
net of tax                                                                              (152,930)    (152,930)      (152,930)
                                                                                                  -----------
Total
comprehensive
income                                                                                            $ 4,015,658
                                                                                                  ===========
Purchase of
common
shares                                                                     (45,357)                                  (45,357)

Allocation of
ESOP shares                                                                111,000                                   111,000

Retirement
of stock           (176,054)    (176,054)                 (2,728,239)                                             (2,904,293)

Issuance of
stock                 6,886        6,886                      93,097                                                  99,983

Effect of
stock
retirement on
accrued
dividends                                                     15,545                                                  15,545

Cash
dividends,
($.12 per
share)                                                      (675,388)                                               (675,388)
                -----------  -----------  ------------  ------------  ------------  ------------               -------------

Balance,
September 30,
2001              5,626,039  $ 5,626,039  $ 65,780,254  $  6,388,504  $   (470,197) $  2,009,405               $  79,334,005
                ===========  ===========  ============  ============  ============  ============               =============



See Selected Notes to Consolidated Financial Statements.

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


For The Nine Months Ended September 30,                                          2001                    2000
---------------------------------------                                      -------------           -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                                                 $   2,589,659           $   3,466,457

  Adjustments to reconcile net income to net cash provided by operating activities:

      Gain on sales of other real estate                                           (36,932)

      Gain on sales of available for sale securities                              (243,126)

      Stock incentive plan                                                          99,983

      Gain on sale of bank premises                                                                       (317,690)

      Depreciation and amortization                                              1,434,000               1,359,000

      Provision for losses on loans                                              1,480,976               2,840,000

      Provision for losses on other real estate                                    475,455                   1,677

      Changes in assets and liabilities:

         Accrued interest receivable                                               545,656                (828,745)

         Other assets                                                            1,341,255                (413,739)

         Accrued interest payable                                                  (14,989)                107,808

         Other liabilities                                                          42,383                 (83,502)
                                                                             -------------           -------------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                                      7,714,320               6,131,266
                                                                             -------------           -------------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from maturities and calls of held to maturity
   securities                                                                  120,620,000              48,600,000

  Investment in held to maturity securities                                    (79,808,935)            (35,303,423)

  Proceeds from maturities, sales and calls of available for sale
   securities                                                                   37,276,932                 172,294

  Investment in available for sale securities                                 (108,266,877)            (10,666,739)

  Investment in Federal Home Loan Bank stock                                      (206,200)

  Loans made                                                                    26,912,165             (35,646,144)

  Proceeds from sale of bank premises                                                                      469,065

  Acquisition of premises and equipment                                         (1,553,973)             (2,969,111)

  Proceeds from sales of other real estate                                         293,451

  Federal funds sold                                                           (13,950,000)

  Other assets                                                                     670,458              (2,643,158)
                                                                             -------------           -------------
NET CASH USED IN INVESTING ACTIVITIES                                        $ (18,012,979)          $ (37,987,216)
                                                                             -------------           -------------

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)

For The Nine Months Ended September 30,                               2001                   2000
---------------------------------------                           ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Demand and savings deposits, net increase (decrease)            $  6,961,242           $(10,330,612)

  Time deposits, net increase                                       16,448,793             34,414,100

  Principal payments on notes                                          (10,631)               (10,197)

  Cash dividends                                                    (1,297,316)            (1,235,428)

  Retirement of stock                                               (2,904,293)            (1,854,044)

  Federal funds purchased and securities sold under
   agreements to repurchase                                          5,079,233              3,276,166

  Borrowings from Federal Home Loan Bank                           (17,667,148)             5,117,100
                                                                  ------------           ------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                          6,609,880             29,377,085
                                                                  ------------           ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                           (3,688,779)            (2,478,865)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      35,145,868             35,540,978
                                                                  ------------           ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $ 31,457,089           $ 33,062,113
                                                                  ============           ============



See Selected Notes to Consolidated Financial Statements.

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Nine Months Ended September 30, 2001 and 2000

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

2. The results of operations for the nine months ended September 30, 2001 and 2000, are not necessarily indicative of the results to be expected for the full year.

3. Per share data is based on the weighted average shares of common stock outstanding of 5,632,169 and 5,874,958 for the nine months ended September 30, 2001 and 2000, respectively.

4. At September 30, 2001 and 2000, the total recorded investment in impaired loans amounted to $1,237,000 and $8,720,000. The amount of that recorded investment in impaired loans for which there was no related allowance for loan losses was $1,237,000 and $8,720,000 at September 30, 2001 and 2000,
respectively. Interest not accrued on these loans did not have a significant effect on earnings for the nine months ended September 30, 2001 and 2000.

5.  Transactions in the allowance for loan losses were as follows:

                                             For the Nine   For the Year    For the Nine
                                             Months Ended          Ended    Months Ended
                                            September 30,   December 31,   September 30,
                                                     2001           2000            2000
                                            -------------   ------------   -------------
           Balance, beginning of period     $   4,567,565   $  4,338,149   $   4,338,149
           Recoveries                             385,019        698,382         227,928
           Loans charged off                   (1,176,782)    (4,660,666)       (380,209)
           Provision for loan losses            1,480,976      4,191,700       2,840,000
                                            -------------   ------------   -------------
           Balance, end of period           $   5,256,778   $  4,567,565   $   7,025,868
                                            =============   ============   =============

6. The Company has defined cash and cash equivalents to include cash and due from banks. The Company paid $14,945,254 and $13,788,706 for the nine months ended September 30, 2001 and 2000, respectively, for interest on deposits and borrowings. Income tax payments totaled $1,117,000 and $2,590,000 for the nine months ended September 30, 2001 and 2000, respectively. Loans transferred to other real estate amounted to $2,253,000 and $94,000 for the nine months ended September 30, 2001 and 2000, respectively. After receiving regulatory approval, the Company transferred property with a book value of $19,000 from ORE to banking premises during the nine months ended September 30, 2000. The income tax effect on the accumulated other comprehensive income was $735,000 and $127,000 at September 30, 2001 and 2000, respectively.

                     Independent Accountants' Review Report




Board of Directors
Peoples Financial Corporation
Biloxi, Mississippi



We have reviewed the accompanying consolidated balance sheets of Peoples Financial Corporation as of September 30, 2001, September 30, 2000 and December 31, 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for the nine months ended September 30, 2001 and September 30, 2000. These financial statements are the representation of the Company's management.

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

November 7, 2001
Biloxi, Mississippi

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following presents Management's discussion and analysis of the consolidated financial condition and results of operations of Peoples Financial Corporation and Subsidiaries (the Company) for the nine months ended September 30, 2001 and 2000. These comments highlight the significant events and should be considered in combination with the Consolidated Financial Statements included in this report on Form 10-Q.

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

OVERVIEW

Net income for the nine months ended September 30, 2001, was $2,590,000 compared with $3,466,000 for the same period in 2000. This decrease is largely attributable to the negative trends in interest rates, particularly in 2001. Specifically, interest rates on loans have decreased rapidly while interest rates paid on deposits, especially large certificates of deposits, have not changed significantly. During the nine months ended September 30, 2001, the Company had writedowns on its other real estate of $475,000.

The following schedule compares financial highlights for the nine months ended September 30, 2001 and 2000:

For the nine months ended September 30,       2001      2000
---------------------------------------     --------  --------
Net income per share                        $   0.46  $   0.59
Book value per share                        $  14.10  $  13.44
Return on average total assets                   .58%      .82%
Return on average shareholders' equity          4.37%     5.92%
Allowance for loan losses as a % of
loans, net of unearned discount                 1.51%     1.91%

FINANCIAL CONDITION

HELD TO MATURITY SECURITIES

Held to maturity securities decreased $44,735,000 at September 30, 2001, as compared with September 30, 2000, as a result of the management of the Company's liquidity position. Funds available from the maturity of these securities were generally invested in available for sale securities. Gross unrealized gains for held to maturity securities were $933,000 and $196,000 and gross unrealized losses for held to maturity securities were $31,000 and $1,207,000 at September 30, 2001 and 2000, respectively. The following schedule reflects the mix of the held to maturity investment portfolio at September 30, 2001 and 2000:

September 30,                       2001                   2000
-------------               --------------------   --------------------
                               Amount        %        Amount        %
                            ------------   -----   ------------   -----
U. S. Treasury securities   $ 33,834,690      59%  $ 33,694,770      33%

U. S. Government agencies     17,663,440      31%    62,127,942      61%

States and political
subdivisions                   5,742,760      10%     6,153,501       6%
                            ------------   -----   ------------   -----
Totals                      $ 57,240,890     100%  $101,976,213     100%
                            ============   =====   ============   =====


AVAILABLE FOR SALE SECURITIES

Available for sale securities increased $77,610,000 at September 30, 2001, as compared with September 30, 2000, as the result of the management of the Company's liquidity position, as discussed above. Gross unrealized gains were $3,035,000 and $1,030,000 at September 30, 2001 and 2000, respectively, and gross unrealized losses were $825,000 at September 30, 2000. The following schedule reflects the mix of available for sale securities at September 30, 2001 and 2000:

September 30,                       2001                   2000
-------------               --------------------   --------------------
                               Amount        %        Amount        %
                            ------------   -----   ------------   -----
U. S. Treasury securities   $  6,222,950       5%  $  6,860,020      16%

U. S. Government agencies    109,407,092      90%    28,012,446      64%

States and political
subdivisions                     945,000       1%     4,203,585       9%

Other securities               4,979,928       4%     4,868,862      11%
                            ------------   -----   ------------   -----
Totals                      $121,554,970     100%  $ 43,944,913     100%
                            ============   =====   ============   =====

FEDERAL FUNDS SOLD

Federal funds sold were $13,950,000 at September 30, 2001 as direct result of the management of the bank subsidiary's liquidity position.

LOANS

Loans decreased $20,399,000 at September 30, 2001, as compared with September 30, 2000, as a result of the decreased loan demand in the Company's trade area. This decreased demand is the result of the softening of the local economy. In addition, a number of customers paid off several large credits during the second and third quarters of 2001. The Company anticipates that loan demand will be moderate throughout the remainder of 2001.

OTHER REAL ESTATE

Other real estate increased $2,415,000 at September 30,2001 as compared with September 30, 2000, due to the foreclosure of several parcels of commercial real estate during the fourth quarter of 2000 and the first two quarters of 2001. The Company is actively marketing these foreclosed assets.

ACCRUED INTEREST RECEIVABLE

Accrued interest receivable decreased $662,000 at September 30, 2001, as compared with September 30, 2000, as a result of the decline in interest rates earned on loans and investments in 2001.

OTHER ASSETS

Other assets decreased $1,601,000 at September 30, 2001, as compared with September 30, 2000, due to the completion of a transaction for which a receivable had been booked and the redemption of whole life insurance relating to deferred compensation for officers no longer with the Company.

DEPOSITS

Significant increases or decreases in total deposits or significant fluctuations among the different types of deposits are anticipated by Management as customers in the casino industry and county and municipal areas reallocate their resources periodically. As discussed above, the Company has managed its funds including planning the timing of investment maturities so as to achieve appropriate liquidity. Beginning with the third quarter of 2000, the Company has acquired brokered certificates of deposit in the management of the bank subsidiary's liquidity position.

FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Federal funds purchased and securities sold under agreements to repurchase increased $6,308,000 at September 30, 2001, as compared with September 30, 2000. This increase is due to the liquidity needs of the bank subsidiary and periodic reallocation by customers of their non-deposit accounts.

BORROWINGS FROM FEDERAL HOME LOAN BANK

The Company borrowed from the Federal Home Loan Bank in the management of its liquidity position.

OTHER LIABILITIES

Other liabilities increased $1,425,000 at September 30, 2001, as compared with September 30, 2000 as a result of the increase in deferred taxes on unrealized gains on securities and an increase in liabilities relating to deferred compensation benefits as a result of the decrease in interest rates.

SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY

Strength, security and stability have been the hallmark of the Company since its founding in 1985 and of its bank subsidiary since its founding in 1896. A strong capital foundation is fundamental to the continuing prosperity of the Company and the security of its customers and shareholders. One measure of capital adequacy is the primary capital ratio which was 14.14 % at September 30, 2001, as compared with 15.25% at September 30, 2000. These ratios are well above the regulatory minimum of 6.00%. Management continues to emphasize the importance of maintaining the appropriate capital levels of the Company.

On May 23, 2001, the Company's Board of Directors approved a stock incentive program for two executive officers. Under this plan, whole shares valued as of the distribution date at $50,000 are to be distributed to each of these officers who continue to meet the eligibility requirements on June 15, 2001, and on January 15 of the four succeeding years. On June 15, 2001, a total of 6,886 shares of Peoples Financial Corporation common stock was issued. This incentive program was established subsequent to the surrender of split dollar policies that had been obtained on behalf of these executives. On June 27, 2001, the Company's Board of Directors approved a semi-annual dividend of $ .12 per share. The dividend has a record date of July 9, 2001 and a distribution date of July 16, 2001.


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


         Net Interest Earnings and Net Yield on Interest Earning Assets

Nine Months Ended September 30, (In
thousands, except percentages)              2001       2000
-----------------------------------       --------   --------
Total interest income(1)                  $ 29,529   $ 31,494
Total interest expense                      14,930     13,897
                                          --------   --------
  Net interest earnings                   $ 14,599   $ 17,597
                                          ========   ========
Net yield on interest earning assets          3.65%      4.98%
                                          ========   ========

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2001 and 2000.


The schedule on page 17 provides an analysis of the change in total interest income and total interest expense for the nine months ended September 30, 2001 and 2000.

           Analysis of Changes in Interest Income and Interest Expense
                                 (In Thousands)

                                                                            Attributable To:
                                                                      -----------------------------
                          For the Nine   For the Nine
                          Months Ended   Months Ended
                             September      September    Increase                            Rate/
                              30, 2001       30, 2000   (Decrease)     Volume     Rate      Volume
                          ------------   ------------   ----------    -------    -------    -------
INTEREST
INCOME:(1)

Loans(2)                  $     22,337   $     24,487   $   (2,150)   $   544    $(2,635)   $   (59)

Federal funds sold                 187            106           81        217        (45)       (91)

Held to maturity:

Taxable securities               3,014          4,654       (1,640)    (1,407)      (333)       100

Non-taxable
securities                         407            392           15        (23)        40         (2)

Available for sale:

Taxable securities               2,966          1,479        1,487      1,971       (207)      (277)

Non-taxable
securities                         234            218           16         30        (12)        (2)

Other securities                   384            158          226          5        214          7
                          ------------   ------------   ----------    -------    -------    -------
Total                     $     29,529   $     31,494   $   (1,965)   $ 1,337    $(2,978)   $  (324)
                          ============   ============   ==========    =======    =======    =======
INTEREST
EXPENSE:

Savings and
negotiable interest
bearing deposits          $      3,355   $      3,962   $     (607)   $  (397)   $  (233)   $    23

Time deposits                    9,376          7,046        2,330      2,335         (1)        (4)

Borrowings from
FHLB                               338            674         (336)      (301)       (64)        29

Federal funds
purchased and
securities sold under
agreements to
repurchase                       1,854          2,208         (354)        21       (371)        (4)

Mortgage
indebtedness                         7              7                      (1)         1
                          ------------   ------------   ----------    -------    -------    -------
Total                     $     14,930   $     13,897   $    1,033    $ 1,657    $  (668)   $    44
                          ============   ============   ==========    =======    =======    =======

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

During the second quarter of 2001, the Company identified negative events with respect to an overall softening of the economy and to specific credits which required a large increase to the Company's provision for loan losses. The provision for loan losses for the nine months ended September 30, 2001, was $1,481,000, of which $1,332,000 was provided during the second quarter. The Company believes that this action will provide funds to absorb potential losses. The Company will, however, make additional provisions as it considers necessary during the fourth quarter of 2001.

GAIN ON SALE OF SECURITIES

During the third quarter of 2001, the Company sold securities from its available for sale portfolio for a realized gain of $243,000, in the management of its liquidity position.

OTHER EXPENSE

Other expense increased $585,000 for the nine months ended September 30, 2001, as compared with the nine months ended September 30, 2000, primarily due to writedowns of other real estate of $475,000 during 2001.

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

                                     PART II
                                OTHER INFORMATION

ITEM 5 - OTHER INFORMATION

         On November 1, 2001, the Company filed notice with the Federal Deposit Insurance Corporation and the Mississippi Department of Banking and Consumer Finance indicating the intention to close its branch located at 186 Veterans Avenue in Biloxi, MS. Appropriate notices have been provided to customers. All lending and lobby service had previously been curtailed at this location on January 31, 2001. The effective date of the closure of this branch is January 31, 2002. On November 7, 2001, the Company received notice from the FDIC that it has no objection to the scheduled closing.

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

                          PEOPLES FINANCIAL CORPORATION
                                  (REGISTRANT)

                 DATE:         NOVEMBER 13, 2001
                      -------------------------------------

                   BY:        /s/ CHEVIS C. SWETMAN
                      -------------------------------------
                                CHEVIS C. SWETMAN
                 CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER



                 DATE:         NOVEMBER 13, 2001
                      -------------------------------------

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