Form 10-K405
period 2001-12-31
PEOPLES FINANCIAL CORP /MS/
filed 2002-03-27
CIK 770460

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

                   For the fiscal year ended December 31, 2001
                                             -----------------
                         Commission File Number 0-30050
                                               ---------------

                          PEOPLES FINANCIAL CORPORATION
                          -----------------------------
             (Exact name of registrant as specified in its charter)

                     Mississippi                        64-0709834
                     -----------                        ----------
            (State or other jurisdiction of          (I.R.S. Employer
           incorporation or organization)           Identification number

      Lameuse and Howard Avenues, Biloxi, Mississippi      39533
      ----------------------------------------------------------
       (Address of principal executive offices)         (Zip code)

                                  228-435-5511
                                  ------------
              (Registrant's telephone number, including area code)

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

                              YES  X    NO
                                  ---       ---

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. X
          ---


                             Cover Page 1 of 2 Pages

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 2002 was approximately $52,849,000. For purposes of this calculation only, shares held by non-affiliates are deemed to consist of
(a) shares held by all shareholders other than directors and executive officers plus (b) shares held by directors and executive officers as to which beneficial ownership has been disclaimed.

On March 1, 2002 the registrant had outstanding 5,625,238 shares of common stock, par value of $1.00 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Stockholders for the year ended December 31, 2001 are incorporated by reference into Parts I, II and III of this report. Portions of the Registrant's Definitive Proxy Statement issued in connection with the Annual Meeting of Shareholders to be held April 10, 2002, are incorporated by reference into Part III of this report.





















                             Cover Page 2 of 2 Pages

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

THE REGISTRANT

Peoples Financial Corporation (the "Company") was established as a one bank holding company on December 18, 1984. The Company is headquartered in Biloxi, Mississippi. At December 31, 2001, the Company operated in the state of Mississippi through its wholly-owned subsidiary, The Peoples Bank, Biloxi, Mississippi ("the Bank"). The Company is now engaged, through this subsidiary, in the banking business. The Bank is the Company's principal asset and primary source of revenue.

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

The Main Office, operations center and asset management and trust services of the Bank are located in downtown Biloxi, MS. At December 31, 2001, the Bank also had fifteen (15) branches located throughout Harrison, Hancock, Jackson and Stone Counties. On January 31, 2002, the Bank closed its Veterans Avenue Branch in Biloxi. The Bank has automated teller machines ("ATM") at its Main Office, all branch locations and at numerous non-proprietary locations.

At December 31, 2001, the Bank employed 213 full-time employees and 22 part-time employees.

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

The Act also contains a number of other provisions affecting the Company's operations. One of the most important of these provisions relates to the issue of privacy. Federal banking regulators were authorized by the Act to adopt rules designed to protect the financial privacy of consumers. These rules implemented notice requirements and restrictions on a financial institution's ability to disclose nonpublic personal information about consumers to non-affiliated third parties.

As of the date of this Form 10-K, the Company has not taken any action to adopt either the financial holding company or the financial subsidiary structures that were authorized by the Act.

SUPPLEMENTAL STATISTICAL INFORMATION

Schedules I-A through VII present certain statistical information regarding the Company. This information is not audited and should be read in conjunction with the Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements found at pages 17-40 of the 2001 Annual Report to Shareholders.

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

The comments concerning the provision for loan losses and the allowance for loan losses presented in "Management's Discussion and Analysis" at pages 12-16 of the 2001 Annual Report to Shareholders are incorporated herein by reference.

RETURN ON EQUITY AND ASSETS

The information under the captions "Five-Year Comparative Summary of Selected Financial Information" on page 11 and "Management's Discussion and Analysis" on pages 12-16 of the 2001 Annual Report are incorporated herein by reference.

DIVIDEND PAYOUT


                                 Years Ended December 31,
                             ---------------------------------
                              2001           2000        1999
                             -----          -----       -----
Dividend payout ratio        33.80%         26.58%      18.40%
                             =====          =====       =====

                                  SCHEDULE I-A

      Distribution of Average Assets, Liabilities and Shareholders' Equity
                          for the Periods Indicated(2)



Years Ended December 31, (In thousands)               2001       2000       1999
                                                    --------   --------   --------
ASSETS:

Cash and due from financial institutions            $ 33,948   $ 32,843   $ 33,866

Available for sale securities:

Taxable securities                                    86,590     32,535     17,500

Non-taxable securities                                 3,628      4,055      2,334

Other securities                                       6,747      6,505      2,623

Held to maturity securities:

Taxable securities                                    65,783    102,726    127,750

Non-taxable securities                                 5,829      6,206      6,685

Net loans(1)                                         353,316    354,794    299,952

Federal funds sold                                     5,595      1,860     10,411

Other assets                                          30,498     28,250     23,978
                                                    --------   --------   --------
TOTAL ASSETS                                        $591,934   $569,774   $525,099
                                                    ========   ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY:

Non-interest bearing deposits                       $ 69,375   $ 78,383   $ 82,910

Interest bearing deposits                            363,950    325,347    323,796
                                                    --------   --------   --------

Total deposits                                       433,325    403,730    406,706

Federal funds purchased and securities sold under
agreements to repurchase                              66,606     65,094     37,432

Other liabilities                                     13,560     18,778      5,339
                                                    --------   --------   --------

Total liabilities                                    513,491    487,602    449,477

Shareholders' equity                                  78,443     82,172     75,622
                                                    --------   --------   --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $591,934   $569,774   $525,099
                                                    ========   ========   ========

(1) Gross loans and discounts, net of unearned income and allowance for loan losses.

(2) All averages are computed on a daily basis with the exception of deposits, which were computed on a monthly basis. Daily averages were not available for deposits.

                                  SCHEDULE I-B
  Average(2) Amount Outstanding for Major Categories of Interest Earning Assets and Interest Bearing Liabilities for the Periods Indicated


Years Ended December 31, (In thousands)              2001       2000       1999
                                                   --------   --------   --------
INTEREST EARNING ASSETS:

Loans(1)                                           $358,291   $359,624   $304,201

Federal funds sold                                    5,595      1,860     10,411

Available for sale securities:

Taxable securities                                   86,590     32,535     17,500

Non-taxable securities                                3,628      4,055      2,334

Other securities                                      6,747      6,505      2,623

Held to maturity securities:

Taxable securities                                   65,783    102,726    127,750

Non-taxable securities                                5,829      6,206      6,685
                                                   --------   --------   --------
TOTAL INTEREST EARNING ASSETS                      $532,463   $513,511   $471,504
                                                   ========   ========   ========

INTEREST BEARING LIABILITIES:

Savings and negotiable interest bearing deposits   $144,780   $148,252   $169,461

Time deposits                                       219,170    177,095    154,335

Federal funds purchased and securities sold
under agreements to repurchase                       66,606     65,094     37,432

Other borrowed funds                                  7,152     12,977        196
                                                   --------   --------   --------
TOTAL INTEREST BEARING LIABILITIES                 $437,708   $403,418   $361,424
                                                   ========   ========   ========

(1) Net of unearned income. Includes nonaccrual loans.

(2) All averages are computed on a daily basis with the exception of deposits, which were computed on a monthly basis. Daily averages were not available for deposits.

                                  SCHEDULE I-C
   Interest Earned or Paid on the Major Categories of Interest Earning Assets and Interest Bearing Liabilities for the Periods Indicated



Years Ended December 31, (In thousands)               2001      2000      1999
                                                     -------   -------   -------
INTEREST EARNED ON:

Loans(2)                                             $28,174   $33,263   $26,426

Federal funds sold                                       204       116       504

Available for sale securities:

Taxable securities                                     4,407     2,047     1,049

Non-taxable securities                                   243       311       152

Other securities                                         446       204        98

Held to maturity securities:

Taxable securities                                     3,540     6,081     6,908

Non-taxable securities                                   536       507       536
                                                     -------   -------   -------
TOTAL INTEREST EARNED(1)                             $37,550   $42,529   $35,673
                                                     =======   =======   =======

INTEREST PAID ON:

Savings and negotiable interest bearing
deposits                                             $ 3,990   $ 5,182   $ 5,390

Time deposits                                         11,707    10,354     7,519

Federal funds purchased and securities
sold under agreements to repurchase                    2,220     2,986     1,521

Other borrowed funds                                     437       880        11
                                                     -------   -------   -------
TOTAL INTEREST PAID                                  $18,354   $19,402   $14,441
                                                     =======   =======   =======




(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2001, 2000 and 1999.

(2) Loan fees of $386, $581 and $563 for 2001, 2000 and 1999, respectively, are included in these figures.

                                  SCHEDULE I-D
      Average Interest Rate Earned or Paid for Major Categories of Interest Earning Assets and Interest Bearing Liabilities for the Periods Indicated


Years Ended December 31, (In thousands)                    2001    2000    1999
                                                           ----    ----    ----
AVERAGE RATE EARNED ON:

Loans                                                      7.86%   9.25%   8.69%

Federal funds sold                                         3.65    6.24    4.84

Available for sale securities:

Taxable securities                                         5.09    6.29    5.99

Non-taxable securities                                     6.70    7.67    6.51

Other securities                                           6.61    3.14    3.74

Held to maturity securities:

Taxable securities                                         5.38    5.92    5.41

Non-taxable securities                                     9.20    8.17    8.02
                                                           ----    ----    ----
TOTAL (weighted average rate)(1)                           7.05%   8.28%   7.57%
                                                           ====    ====    ====

AVERAGE RATE PAID ON:

Savings and negotiable interest bearing deposits           2.76%   3.50%   3.18%

Time deposits                                              5.34    5.85    4.87

Federal funds purchased and securities
sold under agreements to repurchase                        3.33    4.59    4.06

Other borrowed funds                                       6.11    6.78    5.61
                                                           ----    ----    ----
TOTAL (weighted average rate)                              2.86%   4.81%   4.10%
                                                           ====    ====    ====

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2001, 2000 and 1999.

                                  SCHEDULE I-E
         Net Interest Earnings and Net Yield on Interest Earning Assets


Years Ended December 31,
  (In thousands except percentages)                 2001       2000       1999
                                                  -------    -------    -------
Total interest income(1)                          $37,550    $42,529    $35,673

Total interest expense                             18,354     19,402     14,441
                                                  -------    -------    -------
Net interest earnings                             $19,196    $23,127    $21,232
                                                  =======    =======    =======
Net yield on interest earning assets                 3.61%      4.50%      4.50%
                                                  =======    =======    =======

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2001, 2000 and 1999.

                                  SCHEDULE I-F
           Analysis of Changes In Interest Income and Interest Expense
                                 (In thousands)


                                                                       Attributable to:
                                                                -----------------------------
                                                    Increase                           Rate/
                                  2001      2000   (Decrease)   Volume      Rate       Volume
                                 -------   ------- ----------   -------    -------    -------
INTEREST INCOME:(1)

Loans(2)(3)                      $28,174   $33,263   $(5,089)   $  (123)   $(4,984)   $    18

Federal funds sold                   204       116        88        233        (48)       (97)

Available for sale securities:

Taxable securities                 4,407     2,047     2,360      3,401       (391)      (650)

Non-taxable securities               243       311       (68)       (33)       (39)         4

Other securities                     446       204       242          8        226          8

Held to maturity securities:

Taxable securities                 3,540     6,081    (2,541)    (2,187)      (553)       199

Non-taxable securities               536       507        29        (31)        64         (4)
                                 -------   -------   -------    -------    -------    -------
Total                            $37,550   $42,529   $(4,979)   $ 1,268    $(5,725)   $  (522)
                                 =======   =======   =======    =======    =======    =======

INTEREST EXPENSE:

Savings and negotiable
interest bearing deposits        $ 3,990   $ 5,182   $(1,192)   $  (121)   $(1,096)   $    25

Time deposits                     11,707    10,354     1,353      2,460       (894)      (213)

Federal funds purchased and
securities sold under              2,220     2,986      (766)        69       (816)       (19)
agreements to repurchase

Other borrowed funds                 437       880      (443)      (395)       (87)        39
                                 -------   -------   -------    -------    -------    -------
Total                            $18,354   $19,402   $(1,048)   $ 2,013    $(2,893)   $  (168)
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

           Analysis of Changes in Interest Income and Interest Expense
                                 (In thousands)

                                                                       Attributable to:
                                                                -----------------------------
                                                     Increase                          Rate/
                                  2000      1999    (Decrease)  Volume      Rate       Volume
                                 -------   -------   -------    -------    -------    -------
INTEREST INCOME:(1)

Loans(2)(3)                      $33,263   $26,426   $ 6,837    $ 4,815    $ 1,711    $   311

Federal funds sold                   116       504      (388)      (414)       145       (119)

Available for sale securities:

Taxable securities                 2,047     1,049       998        901         52         45

Non-taxable securities               311       152       159        112         27         20

Other securities                     204        98       106        145        (16)       (23)

Held to maturity securities:

Taxable securities                 6,081     6,908      (827)    (1,353)       654       (128)

Non-taxable securities               507       536       (29)       (38)        10         (1)
                                 -------   -------   -------    -------    -------    -------
Total                            $42,529   $35,673   $ 6,856    $ 4,168    $ 2,583    $   105
                                 =======   =======   =======    =======    =======    =======

INTEREST EXPENSE:

Savings and negotiable
interest bearing deposits        $ 5,182   $ 5,390   $  (208)   $  (675)   $   533    $   (66)

Time deposits                     10,354     7,519     2,835      1,109      1,504        222

Federal funds purchased and
securities sold under              2,986     1,521     1,465      1,124        196        145
agreements to repurchase

Other borrowed funds                 880        11       869        869
                                 -------   -------   -------    -------    -------    -------
Total                            $19,402   $14,441   $ 4,961    $ 2,427    $ 2,233    $   301
                                 =======   =======   =======    =======    =======    =======

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2000 and 1999.

(2) Loan fees are included in these figures.

(3) Includes interest on nonaccrual loans.

                                  SCHEDULE II-A
                              Securities Portfolio
            Book Value of Securities Portfolio at the Dates Indicated



December 31, (In thousands):                         2001       2000       1999
                                                   --------   --------   --------
Available for sale securities:

U. S. Government, agency and corporate
obligations                                        $136,149   $ 38,418   $ 24,743

States and political subdivisions                     1,763      4,881      3,705

Other securities                                      4,990      4,869      4,628
                                                   --------   --------   --------
Total                                              $142,902   $ 48,168   $ 33,076
                                                   ========   ========   ========

Held to maturity securities:

U. S. Government, agency and corporate
obligations                                        $ 32,635   $ 91,978   $109,005

States and political subdivisions                     5,644      6,074      6,268
                                                   --------   --------   --------
Total                                              $ 38,279   $ 98,052   $115,273
                                                   ========   ========   ========

                                  SCHEDULE II-B
              Maturity of Securities Portfolio at December 31, 2001
                 And Weighted Average Yields of Such Securities




                                                                            Maturity
                                                             (In thousands except percentage data)
                                    ---------------------------------------------------------------------------------------
                                                             After one but          After five but
                                       Within one year      within five years      within ten years       After ten years
                                    -------------------    -------------------    -------------------    ------------------
                                     Amount       Yield     Amount       Yield     Amount       Yield     Amount     Yield
                                    --------      -----    --------      -----    --------      -----    --------    ------
Available for sale
securities:

U. S. Government, agency
and corporate obligations           $ 19,234       4.20%   $115,879       4.72%   $  1,036       5.50%   $                   %

States and political subdivisions                                10       4.25       1,544       6.41         209       5.00

Other                                                                                                       4,990       7.63
                                    --------       ----    --------       ----    --------       ----    --------    ------
Totals                              $ 19,234       4.20%   $115,889       4.72%   $  2,580       6.00%   $  5,199       7.56%
                                    ========       ====    ========       ====    ========       ====    ========    =======

Held to maturity securities:

U. S. Government, agency
and corporate obligations           $ 17,137       4.82%   $ 15,498       4.98%   $                  %   $                  %

States and political subdivisions      1,049       6.17       1,882       5.42         895       5.24       1,818       5.24
                                    --------       ----    --------       ----    --------       ----    --------    ------
Totals                              $ 18,186       4.91%   $ 17,380       5.03%   $    895       5.24%   $  1,818       5.24%
                                    ========       ====    ========       ====    ========       ====    ========    =======


Note: The weighted average yields are calculated on the basis of cost. Average yields on investments in states and political subdivisions are based on their contractual yield.

                                 SCHEDULE III-A
                                 Loan Portfolio
                          Loans by Type Outstanding(1)


December 31, (In thousands):      2001       2000       1999       1998       1997
                                --------   --------   --------   --------   --------
Real estate, construction       $ 25,636   $ 29,269   $ 24,793   $ 24,836   $ 14,819

Real estate, mortgage            224,524    235,835    215,726    179,123    154,653

Loans to finance agricultural
production and other loans         7,241     11,019      8,441     13,493     12,501
to farmers

Commercial and industrial
loans                             71,271     79,620     63,104     49,633     50,224

Loans to individuals for
household, family and other
consumer expenditures             15,068     17,186     16,476     15,717     13,125

Obligations of states and
political subdivisions             3,233      3,967      2,723      6,809      5,257

All other loans                      196        590      1,254      1,904      1,219
                                --------   --------   --------   --------   --------
Totals                          $347,169   $377,486   $332,517   $291,515   $251,798
                                ========   ========   ========   ========   ========

(1) No foreign debt outstanding.

                                 SCHEDULE III-B
                    Maturities and Sensitivity to Changes in
          Interest Rates of the Loan Portfolio as of December 31, 2001


                                                               Maturity (In thousands)
                                            ------------------------------------------------------------
                                                            Over one year
                                            One year or         through 5
                                                   less             years  Over 5 years         Total
                                            -----------     -------------  -------------       --------
Loans:

Real estate, construction                      $ 17,329          $  6,897       $  1,410       $ 25,636

Real estate, mortgage                            43,069           173,960          7,495        224,524

Loans to finance
agricultural production and
other loans to farmers                            7,061               180                         7,241

Commercial and industrial loans                  31,215            37,846          2,210         71,271

Loans to individuals for
household, family and
other consumer expenditures                       6,016             9,017             35         15,068

Obligations of states and
political subdivisions                               44             1,222          1,967          3,233

All other loans                                     107                89                           196
                                               --------          --------       --------       --------
Totals                                         $104,841          $229,211       $ 13,117       $347,169
                                               ========          ========       ========       ========

Loans with pre-determined interest rates       $ 28,745          $102,677       $  2,676       $134,098

Loans with floating  interest rates              76,096           126,534         10,441        213,071

                                               --------          --------       --------       --------
Totals                                         $104,841          $229,211       $ 13,117       $347,169
                                               ========          ========       ========       ========

                                 SCHEDULE III-C
                              Non-Performing Loans



December 31, (In thousands):          2001         2000         1999         1998         1997
                                     ------       ------       ------       ------       ------
Loans accounted for on a             $  650       $3,424       $  100       $  490       $1,167
non-accrual basis(1)

Loans which are contractually
past due 90 or more days as to
interest or principal payment,
but are not included above            1,732           24        1,238          718        2,882

(1) The Bank places loans on a nonaccrual status when, in the opinion of Management, they possess sufficient uncertainty as to timely collection of interest or principal so as to preclude the recognition in reported earnings of some or all of the contractual interest. The amount of interest not accrued on these loans did not have a significant effect on earnings in the years presented.

                                 SCHEDULE IV-A
                         Summary of Loan Loss Expenses
                     (In thousands except percentage data)


                                          2001            2000            1999            1998            1997
                                        --------        --------        --------        --------        --------
Average amount of loans
outstanding(1)                          $358,291        $359,624        $304,201        $268,393        $234,744
                                        ========        ========        ========        ========        ========
Balance of allowance for loan
losses at the beginning of period       $  4,568        $  4,338        $  4,382        $  4,435        $  4,523

Loans charged-off:

Commercial, financial and                    895           2,088             334             406             379
agricultural

Consumer and other                         1,079           2,573              74              60              56
                                        --------        --------        --------        --------        --------
Total loans charged-off                    1,974           4,661             408             466             435

Recoveries of loans previously
charged-off:

Commercial, financial and                    230             209             190             361             294
agricultural

Consumer and other                           331             490              54              52              53
                                        --------        --------        --------        --------        --------
Total recoveries                             561             699             244             413             347
                                        --------        --------        --------        --------        --------
Net loans charged-off                      1,413           3,962             164              53              88

Provision for loan losses charged
to operating expense                       2,503           4,192             120
                                        --------        --------        --------        --------        --------
Balance of allowance for
loan losses at end of period            $  5,658        $  4,568        $  4,338        $  4,382        $  4,435
                                        ========        ========        ========        ========        ========

Ratio of net charge-offs during
period to average loans
outstanding                                 0.39%           1.10%           0.05%           0.02%           0.04%
                                        ========        ========        ========        ========        ========


(1) Net of unearned income.

                                  SCHEDULE IV-B
                   Allocation of the Allowance for Loan Losses



                               2001                 2000                1999                 1998                      1997
                         ----------------     ------------------  -----------------     ------------------     -----------------

                                   % of                    % of                % of                  % of                  % of
                                   Loans                  Loans               Loans                 Loans                 Loans
Balance at December              to Total               to Total            to Total              to Total              to Total
 31, (In thousands)      Amount    Loans      Amount      Loans   Amount      Loans      Amount     Loans      Amount     Loans
                         ------  --------     ------    --------  ------    --------     ------   --------     ------   --------
Real estate,
construction             $  256       7       $  260         8    $  289         7       $  292        9       $  296        6

Real estate,
mortgage                  4,260      65        2,913        62     2,647        65        2,674       61        2,706       61

Loans to finance
agricultural
production and other
loans to farmers             72       2          237         3       245         3          247        5          250        5

Commercial and
industrial loans            875      20          918        21       859        18          868       17          878       20

Loans to individuals
for household,
family and
other consumer
expenditures                175       4          200         4       256         5          259        5          262        5

Obligations of states
and political
subdivisions                -0-       1          -0-         1       -0-         1          -0-        2          -0-        2

All other loans              15       1           25         1        23         1           23        1           24        1


Unallocated                   5     N/A           15       N/A        19       N/A           19      N/A           19      N/A
                         ------     ---       ------       ---    ------       ---       ------      ---       ------      ---
Totals                   $5,658     100       $4,568       100    $4,338       100       $4,382      100       $4,435      100
                         ======     ===       ======       ===    ======       ===       ======      ===       ======      ===


                                   SCHEDULE V
                  Summary of Average Deposits and Their Yields



                                       2001                           2000                          1999
                            -------------------------------------------------------------------------------------
Years Ended December
31, (In thousands
except for percentage
data)                        Amount            Rate         Amount            Rate         Amount            Rate
                            --------           ----        --------           ----        --------           ----
Demand deposits in
domestic offices            $ 69,375            N/A        $ 78,383            N/A        $ 82,910            N/A

Negotiable interest
bearing deposits
in domestic offices          119,900           2.76%        121,461           3.60%        140,891           3.21%

Savings deposits in
domestic offices              24,880           2.73%         26,791           3.03%         28,570           3.06%

Time deposits in
domestic offices             219,170           5.34%        177,095           5.85%        154,335           4.87%
                            --------           ----        --------           ----        --------           ----
Total deposits              $433,325           3.62%       $403,730           3.85%       $406,706           3.17%
                            ========           ====        ========           ====        ========           ====

Certificates of deposit outstanding in amounts $100,000 or more (in thousands) by the amount of time remaining until maturity as of December 31, 2001, are as follows:


           Remaining maturity:
           3 months or less                                   $ 45,963

           Over 3 through 6 months                              23,381

           Over 6 months through 12 months                      23,756

           Over 12 months                                       12,346
                                                              --------
           Total                                              $105,446
                                                              ========

                                   SCHEDULE VI
                              Short Term Borrowings
                      (In thousands except percentage data)


                                                     2001            2000                 1999
                                                  ----------      ----------            ---------
Amount outstanding at December 31,                $   82,489      $   65,339            $  60,834

Weighted average interest rate at
December 31,                                            1.62%           5.01%                4.34%

Maximum outstanding at any month-end
during year                                       $   82,489      $   71,340            $  60,834

Average amount outstanding during year            $   66,606      $   65,094            $  37,432

Weighted average interest rate                          3.33%           4.59%                4.06%

Note: Short term borrowings include federal funds purchased from other banks and securities sold under agreements to repurchase.

                                  SCHEDULE VII
                        Interest Sensitivity/Gap Analysis


December 31, 2001 (In
thousands)                        0 - 3 Months    4 - 12 Months     1 - 5 Years    Over 5 Years       Total
                                  ------------    -------------     -----------    ------------      --------
ASSETS:

Loans(1)                            $222,920        $ 18,260         $102,662        $  2,677        $346,519

Available for sale securities          6,989          12,245          115,889           7,779         142,902

Held to maturity securities           11,341           6,845           17,380           2,713          38,279
                                    --------        --------         --------        --------        --------
Total assets                        $241,250        $ 37,350         $235,931        $ 13,169        $527,700
                                    ========        ========         ========        ========        ========

FUNDING SOURCES:

Interest bearing deposits           $223,492        $ 85,831         $ 26,918        $     86        $336,327

Long-term funds                           18              55              553           5,259           5,885
                                    --------        --------         --------        --------        --------
Total funding sources               $223,510        $ 85,886         $ 27,471        $  5,345        $342,212
                                    ========        ========         ========        ========        ========

REPRICING/MATURITY
GAP:

Period                              $ 17,740        $(48,536)        $208,460        $  7,824

Cumulative                            17,740         (30,796)         177,664         185,488

Period Gap/Total Assets                 3.36%          (9.20)%          39.50%           1.48%

Cumulative Gap/Total Assets             3.36%          (5.84)%          33.66%          35.14%

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

ITEM 3 - LEGAL PROCEEDINGS

The information included in Note K to the Consolidated Financial Statements included in the 2001 Annual Report to Shareholders is incorporated herein by reference.

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

None.

                                     PART II

ITEM 5 - MARKET INFORMATION

The information provided on page 10 of the 2001 Annual Report is incorporated herein by reference.

ITEM 6 - SELECTED FINANCIAL DATA

The information under the caption "Five Year Comparative Summary of Selected Financial Information" on page 11 of the 2001 Annual Report is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 12-16 of the 2001 Annual Report is incorporated herein by reference.

ITEM 7a - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information under the caption "Quantitative and Qualitative Disclosures about Market Risk" on pages 15-16 of the 2001 Annual Report is incorporated herein by reference.

ITEM 8-FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The following consolidated financial statements of the Company and consolidated subsidiaries and the independent auditors' report appearing on pages 17-41 of the 2001 Annual Report are incorporated herein by reference:

Consolidated Statements of Condition on pages 17 and 18

Consolidated Statements of Income on page 19

Consolidated Statements of Shareholders' Equity on page 20-21

Consolidated Statements of Cash Flows on page 22

Notes to Consolidated Financial Statements on pages 23-40

Independent Auditors' Report on page 41


ITEM 9-CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10-DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information in Sections II and IX contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 10, 2002, which was filed by the Company in definitive form with the Commission on March 8, 2002, is incorporated herein by reference.

ITEM 11-EXECUTIVE COMPENSATION

The information in Section V contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 10, 2002, which was filed by the Company in definitive form with the Commission on March 8, 2002, is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information in Sections III and IV contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 10, 2002, which was filed by the Company in definitive form with the Commission on March 8, 2002, is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information in Sections V, VI, VII and IX contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 10, 2002, which was filed by the Company in definitive form with the Commission on March 8, 2002, and is incorporated herein by reference.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Index of Financial Statements:

       See Item 8.

(a) 2. Index of Financial Schedules:

       All other schedules have been omitted as not applicable or not required or because the information has been included in the financial statements or applicable notes.

(a) 3. Index of Exhibits:


                            Incorporated by
                              Reference to                                     Exhibit
                             Registration or    Form of                       Number in
           Description         File Number      Report     Date of Report      Report
           -----------      ----------------    ------     --------------     ---------
(3.1)      Articles of
           Incorporation         0-30050         10/a         6/21/99           3.1

(3.2)      By-Laws               0-30050         10/a         6/21/99           3.2


                             Incorporated by
                               Reference to                                   Exhibit
                             Registration or    Form of                      Number in
           Description         File Number      Report     Date of Report      Report
           -----------      ----------------    ------     --------------     ---------
(10.1)     Description of
           Automobile Plan       33-15595        10-K         12/31/88           10.1

(10.2)     Description of
           Directors' Deferred
           Income Plan           33-15595        10-K         12/31/88           10.2

(10.3)     Description of
           Executive
           Supplemental Plan     33-15595        10-K         12/31/88           10.3

(10.4)     Split-Dollar
           Insurance Agreement   33-15595        10-K         12/31/93           10.4

(10.5)     Deferred
           Compensation Plan     33-15595        10-K         12/31/93           10.5

(10.6)     Description of
           Stock Incentive
           Plan *

(13)       Annual Report to
           Shareholders for
           year ended
           December 31,
           2001 * (c)

(21)       Proxy Statement
           for Annual Meeting
           of Shareholders to
           be held April 10,
           2002

(22)       Subsidiaries of the
           registrant            33-15595        10-K         12/31/88           22

(23)       Consent of Certified
           Public Accountants *

(b) Reports on Form 8-K:

No Form 8-K was filed during the fourth quarter of the year ended December 31, 2001.

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

                          PEOPLES FINANCIAL CORPORATION
                                  (Registrant)

                       Date: March 27, 2002
                            ---------------------------

                       BY: /s/ Chevis C. Swetman
                          -----------------------------
                          Chevis C. Swetman,
                          Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                       BY: /s/ Chevis C. Swetman
                          -----------------------------

                       Date: March 27, 2002
                            ---------------------------
                            Chevis C. Swetman,
                            Chairman, President and CEO


BY:                                    BY:   /s/ Dan Magruder
   --------------------------------       ------------------------------------


Date:                                  Date: March 27, 2002
     ------------------------------         ----------------------------------
     Drew Allen, Director                   Dan Magruder, Director


BY:                                    BY:   /s/ Lyle M. Page
   --------------------------------       ------------------------------------


Date:                                  Date: March 27, 2002
     ------------------------------         ----------------------------------
     William A. Barq, Director              Lyle M Page, Director


BY:   /s/ Andy Carpenter               BY:   /s/ Lauri A. Wood
   --------------------------------       ------------------------------------


Date: March 27, 2002                   Date: March 27, 2002
     ------------------------------         ----------------------------------
     Andy Carpenter, Executive Vice         Lauri A. Wood, Principal Financial
        President and Director              and Accounting Officer

                                 EXHIBIT INDEX



                             Incorporated by
                              Reference to                                     Exhibit
                             Registration or    Form of                       Number in
           Description         File Number      Report     Date of Report      Report
           -----------      ----------------    ------     --------------     ---------
(3.1)      Articles of
           Incorporation         0-30050         10/a         6/21/99             3.1

(3.2)      By-Laws               0-30050         10/a         6/21/99             3.2

(10.1)     Description of
           Automobile Plan       33-15595        10-K         12/31/88           10.1

(10.2)     Description of
           Directors' Deferred
           Income Plan           33-15595        10-K         12/31/88           10.2

(10.3)     Description of
           Executive
           Supplemental Plan     33-15595        10-K         12/31/88           10.3

(10.4)     Split-Dollar
           Insurance Agreement   33-15595        10-K         12/31/93           10.4

(10.5)     Deferred
           Compensation Plan     33-15595        10-K         12/31/93           10.5

(10.6)     Description of
           Stock Incentive
           Plan*

(13)       Annual Report to
           Shareholders for
           year ended
           December 31,
           2001*(c)

(21)       Proxy Statement
           for Annual Meeting
           of Shareholders to
           be held April 10,
           2002

(22)       Subsidiaries of the
           registrant            33-15595        10-K         12/31/88           22

(23)       Consent of Certified
           Public Accountants*

(b) Reports on Form 8-K:

No Form 8-K was filed during the fourth quarter of the year ended December 31, 2001.

(c) Furnished for the information of the Commission only and not deemed "filed" except for those portions which are specifically incorporated herein.

* Filed herewith.