Form 10-Q
period 2002-03-31
PEOPLES FINANCIAL CORP /MS/
filed 2002-05-10
CIK 770460

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended   March 31, 2002
                                                 -----------------
                                       or
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                         Commission File Number 0-30050
                                               ----------


                          PEOPLES FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                       Mississippi                                             64-0709834
 --------------------------------------------------------------     ------------------------------------
 (State or other jurisdiction of incorporation or organization)     (I.R.S. Employer Identification No.)


        Lameuse and Howard Avenues, Biloxi, Mississippi                          39533
        ----------------------------------------------                         ----------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date. Peoples Financial Corporation has only one class of common stock authorized. At May 1, 2002, there were 15,000,000 shares of $1 par value common stock authorized, and 5,600,666 shares issued and outstanding.

                                     PART I
                              FINANCIAL INFORMATION
                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


March 31, December 31, and March 31,                      2002              2001              2001
------------------------------------                  ------------      ------------      ------------
ASSETS

  Cash and due from banks                             $ 28,817,023      $ 32,034,976      $ 37,498,149
  Held to maturity securities, market value of
    $27,533,000 - March 31, 2002;
    $38,986,000 - December 31, 2001;
    $93,467,000 - March 31, 2001                        27,036,649        38,278,962        92,845,616
  Available for sale securities, at market value       152,667,409       142,902,274        73,051,036
  Federal Home Loan Bank stock, at cost                  1,884,600         1,870,500         1,808,600
  Federal funds sold                                    17,650,000                           4,800,000
  Loans                                                328,057,936       347,168,766       368,893,004
    Less: Unearned income                                                                       14,655
          Allowance for loan losses                      6,005,479         5,658,210         4,693,883
                                                      ------------      ------------      ------------
          Loans, net                                   322,052,457       341,510,556       364,184,466
  Bank premises and equipment, net of
    accumulated depreciation of $13,612,000 -
    March 31, 2002; $13,292,000 - December 31,
    2001; and $11,940,000 - March 31, 2001              17,864,255        18,117,908        18,669,785
  Other real estate                                      1,663,226         1,799,527         1,679,382
  Accrued interest receivable                            3,301,387         3,728,850         4,330,134
  Other assets                                           5,966,749         6,768,669         6,342,009
                                                      ------------      ------------      ------------
TOTAL ASSETS                                          $578,903,755      $587,012,222      $605,209,177
                                                      ============      ============      ============

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)
                                   (Unaudited)


March 31, December 31, and March 31,                      2002            2001              2001
------------------------------------                 -------------    -------------    -------------
LIABILITIES & SHAREHOLDERS' EQUITY
LIABILITIES:
  Deposits:
    Demand, non-interest bearing                     $  74,319,213    $  76,215,302    $  72,783,454
    Savings and demand, interest bearing               163,052,165      145,248,560      163,857,318
    Time, $100,000 or more                             103,211,827      105,446,070      138,984,591
    Other time deposits                                 77,395,168       85,632,730       81,818,092
                                                     -------------    -------------    -------------
    Total deposits                                     417,978,373      412,542,662      457,443,455
  Accrued interest payable                                 716,072          613,762        1,095,221
  Federal funds purchased and securities sold
    under agreements to repurchase                      69,498,290       82,488,859       58,433,099
  Borrowings from Federal Home Loan Bank                 5,567,196        5,548,988        5,158,681
  Notes payable                                            398,586          336,251          266,984
  Other liabilities                                      5,043,493        5,412,674        4,681,842
                                                     -------------    -------------    -------------
  TOTAL LIABILITIES                                    499,202,010      506,943,196      527,079,282

SHAREHOLDERS' EQUITY:

  Common Stock, $1 par value, 15,000,000 shares
    authorized, 5,604,439, 5,620,239 and 5,638,504
    shares issued and outstanding at March 31,
    2002, December 31, 2001 and March 31, 2001
    respectively                                         5,604,439        5,620,239        5,638,504
  Surplus                                               65,780,254       65,780,254       65,780,254
  Undivided profits                                      7,532,978        7,052,559        6,067,923
  Unearned compensation                                   (174,043)        (174,043)        (484,840)
  Accumulated other comprehensive income                   958,117        1,790,017        1,128,054
                                                     -------------    -------------    -------------
  TOTAL SHAREHOLDERS' EQUITY                            79,701,745       80,069,026       78,129,895
                                                     -------------    -------------    -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $ 578,903,755    $ 587,012,222    $ 605,209,177
                                                     =============    =============    =============


See Selected Notes to Consolidated Financial Statements.

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

For the Quarters Ended March 31,                             2002           2001
--------------------------------                          -----------   -----------
INTEREST INCOME:
  Interest and fees on loans                              $ 5,028,390   $ 8,135,633
  Interest and dividends on investments:
    U.S. Treasury                                             333,263       687,736
    U.S. Government agencies and corporations               1,478,977     1,369,200
    States and political subdivisions                          94,067       138,746
    Other investments                                         120,999       223,747
  Interest on federal funds sold                               62,212        29,588
                                                          -----------   -----------
  TOTAL INTEREST INCOME                                     7,117,908    10,584,650
                                                          -----------   -----------
INTEREST EXPENSE:
  Time deposits of $100,000 or more                         1,046,841     2,134,841
  Other deposits                                            1,378,521     2,569,178
  Borrowings from Federal Home Loan Bank                       90,948       132,440
  Mortgage indebtedness                                         2,167         2,360
  Federal funds purchased and securities sold under
    agreements to repurchase                                  317,869       723,955
                                                          -----------   -----------
  TOTAL INTEREST EXPENSE                                    2,836,346     5,562,774
                                                          -----------   -----------
NET INTEREST INCOME                                         4,281,562     5,021,876
Provision for losses on loans                                 445,226        75,000
                                                          -----------   -----------
NET INTEREST INCOME AFTER PROVISION FOR LOSSES ON LOANS   $ 3,836,336   $ 4,946,876
                                                          -----------   -----------

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (Continued)
                                   (Unaudited)

For the Quarters Ended March 31,                       2002         2001
--------------------------------                    ----------   ----------
OTHER OPERATING INCOME:
  Trust department income and fees                  $  247,642   $  231,790
  Service charges on deposit accounts                1,617,405    1,430,155
  Other service charges, commissions and fees           67,978       71,590
  Other income                                         961,409      322,493
                                                    ----------   ----------
  TOTAL OTHER OPERATING INCOME                       2,894,434    2,056,028
                                                    ----------   ----------
OTHER OPERATING EXPENSE:
  Salaries and employee benefits                     3,224,729    2,687,770
  Net occupancy                                        340,041      281,692
  Equipment rentals, depreciation and maintenance      694,594      700,713
  Other expense                                      1,577,366    1,258,135
                                                    ----------   ----------
  TOTAL OTHER OPERATING EXPENSE                      5,836,730    4,928,310
                                                    ----------   ----------
INCOME BEFORE INCOME TAXES                             894,040    2,074,594
Income taxes                                           227,480      669,995
                                                    ----------   ----------
NET INCOME                                          $  666,560   $1,404,599
                                                    ==========   ==========


See Selected Notes to Consolidated Financial Statements.

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                                      Accumu-
                                                                                       lated
                                                                                       Other
                      # of                                                 Unearned    Compre-
                     Common        Common                     Undivided     Compen-    hensive      Comprehen-
                     Shares        Stock        Surplus        Profits      sation      Income      sive Income     Total
                  -----------  ------------ -------------  ------------- ----------- ------------  ------------- -------------
BALANCE,
JANUARY 1,
2001               5,795,207    $5,795,207   $65,780,254    $ 7,093,830   $(535,840) $    583,406                $  78,716,857

Comprehensive
Income:

Net income                                                    1,404,599                              $ 1,404,599     1,404,599

Net unrealized
gain on
available for
sale securities,
net of tax                                                                                544,648        544,648       544,648
                                                                                                   -------------
Total compre-
hensive income                                                                                     $  $1,949,247
                                                                                                   =============
Allocation of
ESOP shares                                                                  51,000                                    51,000

Effect of stock
retirement on
accrued
dividends                                                        15,545                                                 15,545

Retirement of
common stock        (156,703)     (156,703)                  (2,446,051)                                            (2,602,754)
                 -----------    ----------   -----------    -----------   ---------  ------------                -------------
BALANCE,
MARCH 31,
2001               5,638,504    $5,638,504   $65,780,254    $ 6,067,923   $(484,840) $  1,128,054                $  78,129,895
                 ===========    ==========   ===========    ===========   ========== ============                =============

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)
                                   (Unaudited)


                                                                               Accumu-
                                                                                lated
                   # of                                            Unearned     Other
                   Common      Common                  Undivided    Compen-   Comprehen-   Comprehensive
                   Shares      Stock       Surplus      Profits     sation    sive Income     Income        Total
                  ---------  ----------  -----------  -----------  ---------  -----------  ------------- -----------
BALANCE,
JANUARY 1, 2002   5,620,239  $5,620,239  $65,780,254  $ 7,052,559  $(174,043) $1,790,017                 $80,069,026

Comprehensive
Income:

Net income                                                666,560                          $  666,560        666,560

Net unrealized
loss on
available for
sale
securities, net
of tax                                                                          (724,495)    (724,495)      (724,495)

Reclassification
adjustment for
available for
sale securities
called or sold
in current                                                                      (107,405)  $ (107,405)      (107,405)
year, net of tax                                                                           ----------

Total
comprehensive                                                                              $ (165,340)
loss                                                                                       ==========

Issuance of
stock for stock
incentive plan        7,142       7,142                    92,846                                             99,988

Retirement of
common stock        (22,942)    (22,942)                 (278,987)                                          (301,929)
                  ---------  ----------  -----------  -----------  ---------   ---------                 -----------

BALANCE,
MARCH 31,
2002              5,604,439  $5,604,439  $65,780,254  $ 7,532,978  $(174,043)  $ 958,117                 $79,701,745
                  =========  ==========  ===========  ===========  =========   =========                 ===========


See Selected Notes to Consolidated Financial Statements.

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

For the Quarters Ended March 31,                                 2002            2001
--------------------------------                             ------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                 $    666,560    $  1,404,599
  Adjustments to reconcile net income to net cash provided
  by operating activities:
      Gain on sales of other real estate                           (9,500)          5,000
      Gain on sale of available for sale securities              (152,203)
      Stock incentive plan                                         99,988
      Depreciation                                                453,000         513,000
      Provision for losses on loans                               445,226          75,000
      Provision for losses on other real estate                   112,640
      Changes in assets and liabilities:
        Accrued interest receivable                               427,463         167,579
        Other assets                                              870,308         719,545
        Accrued interest payable                                  102,310          66,657
        Other liabilities                                         596,928          56,951
                                                             ------------    ------------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                    3,612,720       3,008,331
                                                             ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities and calls of held to
    maturity securities                                        11,300,000      43,995,000
  Investment in held to maturity securities                       (57,687)    (38,788,661)
  Proceeds from maturities, sales and calls of
    available for sale securities                              31,028,292      10,036,625
  Investment in available for sale securities                 (41,899,873)    (34,097,243)
  Investment in Federal Home Loan Bank                            (14,100)       (161,300)
  Proceeds from sales of other real estate                        170,000          47,000
  Loans, net (increase) decrease                               18,876,034       8,008,824
  Acquisition of premises and equipment                          (199,347)       (849,513)
  Federal funds sold                                          (17,650,000)     (4,800,000)
  Other assets                                                     66,680         368,830
                                                             ------------    ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES          $  1,619,999    $(16,240,438)
                                                             ------------    ------------

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)


For the Quarters Ended March 31,                            2002            2001
--------------------------------                        ------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Demand and savings deposits, net increase             $ 15,907,516    $ 31,028,020
  Time deposits, net increase (decrease)                 (10,471,805)     12,691,358
  Principal payments on notes                                (10,464)         (3,497)
  Notes payable                                               72,799
  Borrowings from Federal Home Loan Bank                      18,208     (18,000,826)
  Retirement of common stock                                (301,929)     (2,602,754)
  Cash dividends                                            (674,428)       (621,928)
  Federal funds purchased and securities sold
    under agreements to repurchase, net decrease         (12,990,569)     (6,905,985)
                                                        ------------    ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       (8,450,672)     15,584,388
                                                        ------------    ------------
NET INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS     (3,217,953)      2,352,281
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            32,034,976      35,145,868
                                                        ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                $ 28,817,023    $ 37,498,149
                                                        ============    ============


See Selected Notes to Consolidated Financial Statements.

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Quarters Ended March 31, 2002 and 2001

1. The accompanying unaudited consolidated financial statements have been prepared with the accounting policies in effect as of December 31, 2001 as set forth in the Notes to the Consolidated Financial Statements of Peoples Financial Corporation and Subsidiaries (the Company). In the opinion of Management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included and are of a normal recurring nature. The accompanying unaudited consolidated financial statements have been prepared also in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2. The results of operations for the quarter ended March 31, 2002, are not necessarily indicative of the results to be expected for the full year. Per share data is based on the weighted average shares of common stock outstanding of 5,621,390 and 5,642,423 for the quarters ended March 31, 2002 and 2001, respectively.

3. At March 31, 2002 and 2001, the total recorded investment in impaired loans, for which there was no related allowance for loan losses, amounted to $7,544,000 and $2,487,000, respectively. The amount of interest not accrued on these loans did not have a significant effect on earnings for the quarters ended March 31, 2002 and 2001.

4.  Transactions in the allowance for loan losses were as follows:

                     Balance, January 1, 2002               $5,658,210
                     Provision for loan losses                 445,226
                     Recoveries                                189,261
                     Loans charged off                        (287,218)
                                                            ----------
                     Balance, March 31, 2002                $6,005,479
                                                            ==========

5. The Company has defined cash and cash equivalents to include cash and due from banks. The Company paid $2,734,000 and $5,496,000 for the quarters ended March 31, 2002 and 2001, respectively, for interest on deposits and borrowings. Income tax payments of $75,000 were made during the quarter ended March 31, 2002. No income tax payments were made during the quarter ended March 31, 2001. Loans transferred to other real estate amounted to $137,000 and $670,000 for the quarters ended March 31, 2002 and 2001, respectively. The income tax effect on the accumulated other comprehensive income was ($429,000) and $281,000 at March 31, 2002 and 2001, respectively.

6. Certain reclassifications, which had no effect on prior year net income, have been made to the prior period statements to conform to current year presentation.

                     Independent Accountants' Review Report


Board of Directors
Peoples Financial Corporation
Biloxi, Mississippi

We have reviewed the accompanying consolidated balance sheets of Peoples Financial Corporation as of March 31, 2002, March 31, 2001 and December 31, 2001, and the related consolidated statements of income, shareholders' equity, and cash flows for the three months ended March 31, 2002 and March 31, 2001. These financial statements are the responsibility of the Company's management.

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

April 28, 2002
Biloxi, Mississippi

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following presents Management's discussion and analysis of the consolidated financial condition and results of operations of Peoples Financial Corporation and Subsidiaries (the Company) for the quarters ended March 31, 2002 and 2001. These comments highlight the significant events and should be considered in combination with the Consolidated Financial Statements included in this report on Form 10-Q.

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

OVERVIEW

During the first quarter of 2002, net income was $667,000, compared with net income of $1,408,000 for the first quarter of 2001. This decrease was primarily the result of the continuing decline in the net interest margin, which began in 2001. The analysis of the changes in interest income and interest expense on page 16 presents the effect that declining interest rates has had, as well as the fact that interest rates earned on loans has declined faster than has interest rates paid on deposits.

The following schedule compares financial highlights for the quarters ended March 31, 2002 and 2001:

For the quarters ended March 31,                   2002              2001
--------------------------------                   ----              ----
Net income per share                              $ 0.12            $ 0.25
Book value per share                              $14.22            $13.86
Return on average total assets                       .45%              .94%
Return on average shareholders' equity              3.34%             7.17%
Allowance for loan losses as a % of loans,
net of unearned discount                            1.83%             1.27%

FINANCIAL CONDITION

HELD TO MATURITY SECURITIES

Held to maturity securities decreased $65,809,000 at March 31, 2002, compared with March 31, 2001, as a result of the management of the Company's liquidity position. As funds were available from the maturity of these securities, they were generally invested in short term U. S. Government Agency securities, which have been classified as available for sale. Gross unrealized gains for held to maturity securities were $508,000 and $647,000 and gross unrealized losses for held to maturity securities were $12,000 and $26,000 at March 31, 2002 and 2001, respectively. The following schedule reflects the mix of the held to maturity investment portfolio at March 31, 2002 and 2001:

March 31,                             2002                     2001
---------                   -----------------------    --------------------
                               Amount           %        Amount         %
                            -----------      ------    -----------   ------
U. S. Treasury              $ 9,992,703       36.90%   $48,594,761    52.30%
U. S. Government agencies    11,502,925       42.50%    38,375,992    41.30%
States and political
subdivisions                  5,541,021       20.60%     5,874,863     6.40%
                            -----------      ------    -----------   ------
Totals                      $27,036,649      100.00%   $92,845,616   100.00%
                            ===========      ======    ===========   ======

AVAILABLE FOR SALE SECURITIES

Available for sale securities increased $79,616,000 at March 31, 2002, compared with March 31, 2001, in the management of the Company's liquidity position, as discussed above. Gross unrealized gains were $1,792,000 and $1,724,000 and gross unrealized losses were $347,000 and $21,000 at March 31, 2002 and 2001, respectively. The following schedule reflects the mix of available for sale securities at March 31, 2002 and 2001:

March 31,                                     2002                      2001
---------                           ------------------------    ----------------------
                                       Amount           %          Amount         %
                                    -----------       ------    -----------     ------
U. S. Treasury                      $ 42,960,506       28.10%   $  6,125,010     8.40%
U. S. Government agencies            103,529,540       67.80%     56,930,351    77.90%
States and political subdivisions      1,548,215        1.00%      5,006,812     6.90%
Other securities                       4,629,148        3.10%      4,988,863     6.80%
                                    ------------      ------    ------------   ------
Totals                              $152,667,409      100.00%   $ 73,051,036   100.00%
                                    ============      ======    ============   ======

FEDERAL FUNDS SOLD

Federal funds sold were $17,650,000 at March 31, 2002, as a direct result of the management of the bank subsidiary's liquidity position.

LOANS

Loans decreased $40,835,000 at March 31, 2002, as compared with March 31, 2001, as a result of the decreased loan demand in the Company's trade area, which in turn was due to a softening of the local economy. In addition, a number of customers paid off several large credits during the second half of 2001. The Company anticipates that this demand will continue to be flat into the second quarter of 2002.

ACCRUED INTEREST RECEIVABLE

Accrued interest receivable decreased $1,029,000 at March 31, 2002, as compared with March 31, 2001, due to the decline in interest rates earned on investments and loans.

DEPOSITS

Total deposits decreased $39,465,000 at March 31, 2002, as compared with March 31, 2001. Significant increases or decreases in total deposits and/or significant fluctuations among the different types of deposits from quarter to quarter are anticipated by Management as customers in the casino industry and county and municipal areas reallocate their resources periodically. As discussed above, the Company has managed its funds including planning the timing and classification of investment maturities and using other funding sources and their maturity so as to achieve appropriate liquidity. Specifically, the Company obtained brokered deposits of $30,000,000 during the third quarter of 2000. Of these brokered deposits, $10,000,000 were redeemed during the third quarter of 2001.

ACCRUED INTEREST PAYABLE

Accrued interest payable decreased $379,000 at March 31, 2002, as compared with March 31, 2001, due to the decline in interest rates paid on deposits.

FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Federal funds purchased and securities sold under agreements to repurchase increased $11,065,000 at March 31, 2002, as compared with March 31, 2001, as the result of the management of the Company's liquidity position and the reallocation of funds by certain customers between deposit products and non-deposit products.

BORROWINGS FROM FEDERAL HOME LOAN BANK

The Company acquired funds from the Federal Home Loan Bank in the management of its liquidity position.

SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY

Strength, security and stability have been the hallmark of the Company since its founding in 1985 and of its bank subsidiary since its founding in 1896. A strong capital foundation is fundamental to the continuing prosperity of the Company and the security of its customers and shareholders. One measure of capital adequacy is the primary capital ratio which was 14.56% at March 31, 2002, as compared with 13.83% at March 31, 2001. These ratios are well above the regulatory minimum of 6.00%. Management continues to emphasize the importance of maintaining the appropriate capital levels of the Company.

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

         Net Interest Earnings and Net Yield on Interest Earning Assets

Quarters Ended March 31, (In
thousands, except percentages)          2002       2001
------------------------------         -------    -------
Total interest income (1)              $ 7,166    $10,656
Total interest expense                   2,836      5,563
                                       -------    -------
  Net interest earnings                $ 4,330    $ 5,093
                                       =======    =======
Net yield on interest earning assets      3.26%      3.82%
                                       =======    =======

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2002 and 2001.

The schedule on page 16 provides an analysis of the change in total interest income and total interest expense for the quarters ended March 31, 2002 and 2001. Changes in interest income are generally attributable to changes in volume related to interest-earning assets. Changes in interest expense, while impacted by changes in volume related to interest-bearing liabilities, were heavily impacted by the increase in the cost of funds during these time periods.

           Analysis of Changes in Interest Income and Interest Expense
                                 (In Thousands)

                                                                               Attributable To:
                                                                   --------------------------------------
                              For the      For the
                              Quarter      Quarter
                                Ended        Ended
                            March 31,    March 31,    Increase                                   Rate/
                                 2002         2001   (Decrease)      Volume         Rate         Volume
                           ----------   ----------   ----------    ----------    ----------    ----------
INTEREST INCOME:(1)
Loans(2)(3)                $    5,028   $    8,136   $   (3,108)   $     (805)   $   (2,556)   $      253
Federal funds sold                 62           30           32           181           (21)         (128)
Held to maturity:
Taxable                           354        1,338         (984)         (926)         (188)          130
Non-taxable                       112          127          (15)           (8)           (8)            1
Available for sale:
Taxable                         1,460          718          742         1,338          (208)         (388)
Non-taxable                        30           84          (54)          (57)            9            (6)
Other                             120          223         (103)           (2)         (102)            1
                           ----------   ----------   ----------    ----------    ----------    ----------
Total                      $    7,166   $   10,656   $   (3,490)   $     (279)   $   (3,074)   $     (137)
                           ==========   ==========   ==========    ==========    ==========    ==========
INTEREST EXPENSE:
Savings and demand,
interest bearing           $      655   $    1,342   $     (687)   $       70    $     (719)   $      (38)

Time deposits                   1,770        3,363       (1,593)         (374)       (1,371)          152

Federal funds
purchased and
securities sold under
agreements to repurchase          318          724         (406)          137          (457)          (86)

Borrowings from FHLB               91          132          (41)          (46)            7            (2)

Mortgage indebtedness               2            2                          1            (1)
                           ----------   ----------   ----------    ----------    ----------    ----------
Total                      $    2,836   $    5,563   $   (2,727)   $     (212)   $   (2,541)   $       26
                           ==========   ==========   ==========    ==========    ==========    ==========

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2001 and 2000.

(2) Loan fees are included in these figures.

(3) Includes nonaccrual loans.

PROVISION FOR LOAN LOSSES

Management continuously monitors the Company's relationships with its loan customers, especially those in concentrated industries such as seafood, gaming and hotel/motel, and their direct and indirect impact on its operations. A thorough analysis of current economic conditions and the quality of the loan portfolio are conducted on a quarterly basis. These analyses are utilized in the computation of the adequacy of the allowance for loan losses. Based on these analyses, the Company provided $445,000 for loan losses, primarily to address potential losses from one credit, during the first quarter of 2002. The Company expects to provide for its loan loss provision on a monthly basis throughout the remaining quarters of 2002 at a level consistent with provisions made during the first and third quarters of 2001.

SERVICE CHARGES ON DEPOSIT ACCOUNTS

Service charges on deposit accounts increased $187,000 for the quarter ended March 31, 2002, as compared with the quarter ended March 31, 2001, as a result of the introduction of a new overdraft protection product in the second quarter of 2001.

OTHER INCOME

Other income increased $639,000 for the quarter ended March 31, 2002 as compared with the quarter ended March 31, 2001, primarily as a result of the gain realized on proceeds from whole life insurance owned by the bank subsidiary.

LIQUIDITY

Liquidity represents the Company's ability to adequately provide funds to satisfy demands from depositors, borrowers and other commitments by either converting assets to cash or accessing new or existing sources of funds. Management monitors these funds requirements in such a manner as to satisfy these demands and provide the maximum earnings on its earning assets. Deposits, payments of principal and interest on loans, proceeds from maturities of investment securities and earnings on investment securities are the principal sources of funds for the Company. As discussed previously, the Company has utilized non-traditional sources of funds including brokered certificates and borrowings from the Federal Home Loan Bank. These additional sources have allowed the Company to satisfy its liquidity needs. The Company will continue to utilize these sources of funds throughout 2002, as necessary.

                                     PART II
                                OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Shareholders of the Company was held on April 10,
    2002.

(b) The following six directors were elected at the meeting to hold office for a term of one year:

                                                     Approve                  Disapprove
                                                  -------------               ----------
                          Drew Allen              4,599,824.829               12,213.040
                          Andy Carpenter          4,655,738.829               12,213.040
                          Rex E. Kelly            4,659,728.829               12,213.040
                          Dan Magruder            4,658,966.429               12,213.040
                          Lyle M. Page            4,658,966.429               12,213.040
                          Chevis C. Swetman       4,687,043.717               12,213.040

Of the 5,625,238 shares outstanding on April 10, shares not voted amounted to 945,658.783 and 13,988 shares voted to abstain.

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


                          PEOPLES FINANCIAL CORPORATION
                                  (Registrant)


                 Date:            May 10, 2002
                         ------------------------------

                   By:      /s/ Chevis C. Swetman
                         ------------------------------
                                Chevis C. Swetman
                 Chairman, President and Chief Executive Officer



                 Date:            May 10, 2002
                         ------------------------------

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