Form 10-Q
period 2002-06-30
PEOPLES FINANCIAL CORP /MS/
filed 2002-08-13
CIK 770460

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended               June 30, 2002
                                        ---------------------------------------
                                       or
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


             Commission File Number       0-30050
                                    -------------------------------------------


                          PEOPLES FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Mississippi                                64-0709834
 ---------------------------------         ------------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)


Lameuse and Howard Avenues, Biloxi, Mississippi                 39533
-----------------------------------------------           ---------------------
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

Peoples Financial Corporation has only one class of common stock authorized. At July 31, 2002, there were 15,000,000 shares of $1 par value common stock authorized, and 5,600,666 shares issued and outstanding.

                                     PART I
                              FINANCIAL INFORMATION
                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


June 30, December 31, and June 30,                    2002             2001              2001
----------------------------------------------     ------------     ------------     ------------

ASSETS
  Cash and due from banks                          $ 34,279,455     $ 32,034,976     $ 39,329,475

  Available for sale securities                     145,853,839      142,902,274       94,726,096

  Held to maturity securities, market value of
    $22,860,000 - June 30, 2002;
    $38,986,000 - December 31, 2001;
    $67,444,000 - June 30, 2001                      22,284,964       38,278,962       66,833,477

  Federal Home Loan Bank Stock, at cost               1,898,500        1,870,500        1,833,600

  Federal funds sold                                 32,950,000                         8,050,000

  Loans                                             321,315,212      347,168,766      360,414,015

    Less: Unearned income                                                                  10,037

          Allowance for loan losses                   6,139,267        5,658,210        5,298,052
                                                   ------------     ------------     ------------
          Loans, net                                315,175,945      341,510,556      355,105,926

  Bank premises and equipment, net of
    accumulated depreciation of $14,079,000 -
    June 30, 2002; $13,292,000 - December 31,
    2001; and $12,417,000 - June 30, 2001            17,492,344       18,117,908       18,488,002

  Other real estate                                   1,307,861        1,799,527        2,613,702

  Accrued interest receivable                         2,896,104        3,728,850        3,981,690

  Other assets                                        6,194,993        6,768,669        5,504,884
                                                   ------------     ------------     ------------
TOTAL ASSETS                                       $580,334,005     $587,012,222     $596,466,852
                                                   ============     ============     ============

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)
                                   (Unaudited)



June 30, December 31, and June 30,                          2002               2001               2001
---------------------------------------------------     -------------      -------------      -------------

LIABILITIES & SHAREHOLDERS' EQUITY

Liabilities:

  Deposits:

    Demand, non-interest bearing                        $  76,328,355      $  76,215,302      $  75,690,472

    Savings and demand, interest bearing                  156,103,639        145,248,560        132,400,382

    Time, $100,000 or more                                103,607,691        105,446,070        145,032,104

    Other time deposits                                    76,173,464         85,632,730         82,798,548
                                                        -------------      -------------      -------------

    Total deposits                                        412,213,149        412,542,662        435,921,506

  Accrued interest payable                                    578,011            613,762            948,253

  Federal funds purchased and securities sold
    agreements to repurchase under                         74,975,144         82,488,859         71,791,721

  Borrowings from the Federal Home Loan Bank                5,754,701          5,548,988          5,244,695

  Notes payable                                               372,612            336,251            301,307

  Other liabilities                                         5,905,713          5,412,674          4,996,959
                                                        -------------      -------------      -------------
  TOTAL LIABILITIES                                       499,799,330        506,943,196        519,204,441

SHAREHOLDERS' EQUITY:

  Common Stock, $1 par value, 15,000,000 shares
    authorized, 5,600,666, 5,620,239 and 5,628,238
    shares issued and outstanding at June 30, 2002,
    December 31, 2001 and June 30, 2001,
    respectively                                            5,600,666          5,620,239          5,628,238

  Surplus                                                  65,780,254         65,780,254         65,780,254

  Undivided profits                                         7,519,298          7,052,559          5,114,497

  Unearned compensation                                      (159,043)          (174,043)          (492,706)

  Accumulated other comprehensive income                    1,793,500          1,790,017          1,232,128
                                                        -------------      -------------      -------------
  TOTAL SHAREHOLDERS' EQUITY                               80,534,675         80,069,026         77,262,411
                                                        -------------      -------------      -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $ 580,334,005      $ 587,012,222      $ 596,466,852
                                                        =============      =============      =============


See Selected Notes to Consolidated Financial Statements.

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                            For The Quarters Ended June 30,   For The Six Months Ended June 30,
                                            -------------------------------   ---------------------------------
                                                 2002             2001            2002               2001
                                            -------------     -------------   -------------      --------------

INTEREST INCOME:

  Interest and fees on loans                 $  5,101,836     $  7,399,107     $ 10,130,226     $ 15,534,740

  Interest and dividends on investments:

    U. S. Treasury                                359,933          613,020          693,196        1,300,756

    U. S. Government agencies and
    corporations                                1,380,876        1,416,354        2,859,853        2,785,554

    States and political subdivisions              90,867          137,873          184,934          276,619

    Other investments                              14,146           90,947          135,145          314,694

  Interest on federal funds sold                   44,868           30,382          107,080           59,970
                                             ------------     ------------     ------------     ------------
TOTAL INTEREST INCOME                           6,992,526        9,687,683       14,110,434       20,272,333
                                             ------------     ------------     ------------     ------------
INTEREST EXPENSE:

  Time deposits of $100,000 or more               877,127        2,041,260        1,923,968        4,176,101

  Other deposits                                1,323,220        2,227,341        2,701,741        4,796,519

  Mortgage indebtedness                             2,122            2,312            4,289            4,672

  Borrowings from Federal Home Loan
     Bank                                          90,991          118,135          181,939          250,575

  Federal funds purchased and securities
    sold under agreements to repurchase           303,335          592,467          621,204        1,316,422
                                             ------------     ------------     ------------     ------------
TOTAL INTEREST EXPENSE                          2,596,795        4,981,515        5,433,141       10,544,289
                                             ------------     ------------     ------------     ------------
NET INTEREST INCOME                             4,395,731        4,706,168        8,677,293        9,728,044

Provision for losses on loans                     167,709        1,332,230          612,935        1,407,230
                                             ------------     ------------     ------------     ------------
NET INTEREST INCOME AFTER PROVISION
  FOR LOSSES ON LOANS                           4,228,022        3,373,938        8,064,358        8,320,814
                                             ------------     ------------     ------------     ------------

OTHER OPERATING INCOME:

  Trust department income and fees                235,367          264,077          483,009          495,867

  Service charges on deposit accounts           1,661,928        1,537,704        3,279,333        2,967,859

  Other service charges, commissions
    and fees                                       70,071           81,983          138,049          153,573

  Other income                                    153,759          130,435        1,115,168          452,928
                                             ------------     ------------     ------------     ------------
TOTAL OTHER OPERATING INCOME                 $  2,121,125     $  2,014,199     $  5,015,559     $  4,070,227
                                             ------------     ------------     ------------     ------------

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (continued)
                                   (Unaudited)


                                           For The Quarters Ended June 30,        For The Six Months Ended June 30,
                                           --------------------------------       ---------------------------------

                                               2002               2001                2002                2001
                                           -------------      -------------       -------------      --------------
OTHER OPERATING EXPENSE:

  Salaries and employee benefits           $   2,673,181      $   2,826,008       $   5,897,910      $   5,513,778

  Net occupancy                                  330,122            295,899             670,163            577,591

  Equipment rentals, depreciation and
   maintenance                                   767,349            692,115           1,461,943          1,392,828

  Other expense                                1,791,894          1,773,657           3,369,260          3,031,792
                                           -------------      -------------       -------------      -------------

TOTAL OTHER OPERATING EXPENSE                  5,562,546          5,587,679          11,399,276         10,515,989
                                           -------------      -------------       -------------      -------------

INCOME (LOSS) BEFORE INCOME TAXES                786,601           (199,542)          1,680,641          1,875,052

INCOME TAXES (BENEFIT)                           128,201            (81,996)            355,681            587,999
                                           -------------      -------------       -------------      -------------
NET INCOME (LOSS)                          $     658,400      $    (117,546)      $   1,324,960      $   1,287,053
                                           =============      =============       =============      =============


See Selected Notes to Consolidated Financial Statements.

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)


                                                                                        Accumulated
                 # of                                                      Unearned        Other         Compre-
                Common        Common                        Undivided      Compen-      Comprehen-       hensive
                Shares        Stock           Surplus       Profits        sation       sive Income       Income          Total
              ----------   -------------   -------------   -----------    ----------    -------------   -----------   ------------
Balance,
January 1,
2001           5,795,207   $   5,795,207   $  65,780,254   $ 7,093,830    $ (535,840)   $     583,406                 $ 78,716,857

Compre-
hensive
Income:

Net income                                                   1,287,053                                  $ 1,287,053      1,287,053

Net unreal-
ized gain
on
available
for sale
securities,
net of tax                                                                                    648,722       648,722        648,722
                                                                                                        -----------
Total
compre-
hensive
income                                                                                                  $ 1,935,775
                                                                                                        ===========
Purchase of
shares by
ESOP                                                                         (37,866)                                      (37,866)

Allocation
of ESOP
shares                                                                        81,000                                        81,000

Issuance of
stock              6,886           6,886                        93,097                                                      99,983

Retirement
of common
stock           (173,855)       (173,855)                   (2,699,640)                                                 (2,873,495)

Dividend
declared,
($ .12 per
share)                                                        (675,388)                                                   (675,388)

Effect of
stock
retirement
on accrued
dividends                                                       15,545                                                      15,545
              ----------   -------------   -------------   -----------    ----------    -------------                 ------------
Balance,
June 30,
2001           5,628,238   $   5,628,238   $  65,780,254   $ 5,114,497    $ (492,706)   $   1,232,128                 $ 77,262,411
              ==========   =============   =============   ===========    ==========    =============                 ============

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)
                                   (Unaudited)


                                                                                        Accumulated
                 # of                                                     Unearned        Other         Compre-
                Common       Common                        Undivided       Compen-      Comprehen-      hensive
                Shares       Stock          Surplus         Profits        sation       sive Income     Income         Total
               ---------   -----------   -------------   ------------    -----------    -----------   -----------   ------------
Balance,
January 1,
2002           5,620,239   $ 5,620,239   $  65,780,254   $  7,052,559    $  (174,043)   $ 1,790,017                 $ 80,069,026

Compre-
hensive
Income:
Net income                                                  1,324,960                                 $ 1,324,960      1,324,960

Net
unrealized
gain on
available
for sale
securities,
net of tax                                                                                  195,780       195,780        195,780

Reclassifi-
cation
adjustment
for
available
for sale
securities
called or
sold in
current
year, net of
tax                                                                                        (192,297)     (192,297)      (192,297)
                                                                                                      -----------
Total
compre-
hensive
income                                                                                                $ 1,328,443
                                                                                                      ===========
Allocation
of ESOP
shares                                                                        15,000                                      15,000

Issuance of
stock              7,142         7,142                         92,846                                                     99,988

Retirement
of common
stock            (26,715)      (26,715)                      (278,987)                                                  (305,702)

Dividend
declared
 ($ . 12 per
share)                                                       (672,080)                                                  (672,080)
               ---------   -----------   -------------   ------------    -----------    -----------                  -----------
Balance,
June 30,
2002           5,600,666   $ 5,600,666   $  65,780,254   $  7,519,298    $  (159,043)   $ 1,793,500                 $ 80,534,675
               =========   ===========   =============   ============    ===========    ===========                 ============


See Selected Notes to Consolidated Financial Statements.

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


For The Six Months Ended June 30,                                         2002               2001
------------------------------------------------------------------     ------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                                           $  1,324,960      $  1,287,053

  Adjustments to reconcile net income to net cash provided by operating activities:

      Loss on sales of other real estate                                     93,939             4,410

      Gain on sale or liquidation of available for sale securities         (180,868)

      Depreciation and amortization                                         920,000           991,000

      Provision for losses on loans                                         612,935         1,407,230

      Provision for losses on other real estate                             300,259           473,500

      Stock issued under incentive plan                                      99,988            99,983

      Changes in assets and liabilities:

        Accrued interest receivable                                         832,746           516,023

        Other assets                                                      1,074,689         1,296,810

        Accrued interest payable                                            (35,751)          (80,311)

        Other liabilities                                                   207,417          (354,635)
                                                                       ------------      ------------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                              5,250,314         5,641,063
                                                                       ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from sales, maturities and calls of held to
    maturity securities                                                  16,050,000        86,995,000

  Investment in held to maturity securities                                 (56,002)      (55,776,522)

  Proceeds from sales, maturities and calls of available
    for sale securities                                                  66,110,014        22,115,086

  Investment in available for sale securities                           (68,876,428)      (67,695,375)

  Investment in Federal Home Loan Bank                                      (28,000)         (186,300)

  Loans, net                                                             25,263,894        14,312,715

  Proceeds from sales of other real estate                                  555,250           112,189

  Acquisition of premises and equipment                                    (294,436)       (1,145,730)

  Federal funds sold                                                    (32,950,000)       (8,050,000)

  Other assets                                                             (213,843)          628,690
                                                                       ------------      ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                    $  5,560,449      $ (8,690,247)
                                                                       ------------      ------------

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)


For The Six Months Ended June 30,                            2002              2001
-----------------------------------------------------     ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Demand and savings deposits, net increase               $ 10,968,132      $  2,478,102

  Time deposits, net increase (decrease)                   (11,297,645)       19,719,327

  Principal payments on notes                                  (21,438)           (7,040)

  Retirement of common stock                                  (305,702)       (2,873,495)

  Cash dividends                                              (674,428)         (621,928)

  Federal funds purchased and securities sold under
    agreements to repurchase                                (7,513,715)        6,452,637

  Notes payable                                                 72,799

  Borrowings from Federal Home Loan Bank                       205,713       (17,914,812)
                                                          ------------      ------------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       (8,566,284)        7,232,791
                                                          ------------      ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                    2,244,479         4,183,607

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              32,034,976        35,145,868
                                                          ------------      ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                  $ 34,279,455      $ 39,329,475
                                                          ============      ============




See Selected Notes to Consolidated Financial Statements.

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Six Months Ended June 30, 2002 and 2001

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

2. The results of operations for the six months ended June 30, 2002 and 2001, are not necessarily indicative of the results to be expected for the full year.

3. Per share data is based on the weighted average shares of common stock outstanding of 5,611,596 and 5,635,079 for the six months ended June 30, 2002 and 2001, respectively.

4. At June 30, 2002 and 2001, the total recorded investment in impaired loans amounted to $7,008,000 and $217,000. The average recorded investment in impaired loans amounted to approximately $7,195,000 and $219,000 at June 30, 2002 and 2001, respectively. The amount of that recorded investment in impaired loans for which there is a related allowance for loan losses was $6,800,000 at June 30, 2002. The allowance for losses related to these loans amounted to approximately $1,830,000 at June 30, 2002. The amount of interest not accrued on these loans did not have a significant effect on earnings for the six months ended June 30, 2002 and 2001.

5. Transactions in the allowance for loan losses were as follows:


                                   For the six       For the year        For the six
                                  months ended     ended December       months ended
                                 June 30, 2002           31, 2001      June 30, 2001
                                 -------------     --------------      -------------
Balance, beginning of period     $   5,658,210      $   4,567,565      $   4,567,565
Recoveries                             352,424            560,577            248,914
Loans charged off                     (484,302)        (1,972,932)          (925,657)
Provision for loan losses              612,935          2,503,000          1,407,230
                                 -------------      -------------      -------------
Balance, end of period           $   6,139,267      $   5,658,210      $   5,298,052
                                 =============      =============      =============

6. The Company has defined cash and cash equivalents to include cash and due from banks. The Company paid $5,469,000 and $10,544,000 for the six months ended June 30, 2002 and 2001, respectively, and $18,768,000 for the twelve months ended December 31, 2001, for interest on deposits and borrowings. Income tax payments totaled $815,000 and $692,000 for the six months ended June 30, 2002 and 2001, respectively, and $1,847,000 for the twelve months ended December 31, 2001. Loans transferred to other real estate amounted to $458,000 and $2,143,000 for the six months ended June 30, 2002 and 2001, respectively, and $2,073,000 for the twelve months ended December 31, 2001.

7. The income tax effect on the accumulated other comprehensive income was $2,000 and $333,000 at June 30, 2002 and 2001, respectively.

                     Independent Accountants' Review Report




Board of Directors
Peoples Financial Corporation
Biloxi, Mississippi



We have reviewed the accompanying consolidated balance sheets of Peoples Financial Corporation as of June 30, 2002, June 30, 2001 and December 31, 2001, and the related consolidated statements of income, shareholders' equity, and cash flows for the six months ended June 30, 2002 and June 30, 2001. These financial statements are the responsibility of the Company's management.

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

August 2, 2002
Biloxi, Mississippi

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following presents Management's discussion and analysis of the consolidated financial condition and results of operations of Peoples Financial Corporation and Subsidiaries (the Company) for the six months ended June 30, 2002 and 2001. These comments highlight the significant events and should be considered in combination with the Consolidated Financial Statements included in this report on Form 10-Q.

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

OVERVIEW

Net income for the six months ended June 30, 2002, was $1,325,000 compared with $1,287,000 for the same period in 2001. The negative trend in the net interest margin the Company has experienced for the prior five quarters became slightly more favorable during the quarter ended June 30, 2002. This positive trend is largely the result of the repricing of time deposits at more favorable rates and the maturity of highly priced brokered deposits. The Company anticipates that this positive trend will continue throughout the remaining quarters of 2002.

The following schedule compares financial highlights for the six months ended June 30, 2002 and 2001:


For the six months ended June 30,                     2002              2001
---------------------------------------------     ------------      ------------
Net income per share                              $       0.24      $       0.23
Book value per share                              $      14.38      $      13.72
Return on average total assets                             .45%              .43%
Return on average shareholders' equity                    3.30%             3.30%
Allowance for loan losses as a % of
loans, net of unearned discount                           1.91%             1.47%

FINANCIAL CONDITION

HELD TO MATURITY SECURITIES

Held to maturity securities decreased $44,549,000 at June 30, 2002, as compared with June 30, 2001, as a result of the management of the Company's liquidity position. As funds were available from the maturity of these securities, they were generally invested in available for sale securities. Gross unrealized gains were $576,000 and $627,000 and gross unrealized losses were $1,000 and $17,000 at June 30, 2002 and 2001, respectively. The following schedule reflects the mix of the held to maturity securities portfolio at June 30, 2002 and 2001:


June 30,                                   2002                              2001
--------------------------    -----------------------------      -----------------------------
                                    Amount                %            Amount                %
                              ------------     ------------      ------------     ------------
U. S. Treasury securities     $  8,995,016            40.40%     $ 32,840,110            49.10%
U. S. Government agencies        8,002,206            35.90%       28,122,326            42.10%
States and political
  subdivisions                   5,287,742            23.70%        5,871,041             8.80%
                              ------------     ------------      ------------     ------------
Totals                        $ 22,284,964           100.00%     $ 66,833,477           100.00%
                              ============     ============      ============     ============

AVAILABLE FOR SALE SECURITIES

Available for sale securities increased $51,128,000 at June 30, 2002, as compared with June 30, 2001, as the result of the management of the Company's liquidity position, as discussed above. Gross unrealized gains were $2,715,000 and $1,882,000 and gross unrealized losses were $7,000 and $23,000 at June 30, 2002 and 2001, respectively. The following schedule reflects the mix of available for sale securities at June 30, 2002 and 2001:



June 30,                                    2002                                2001
-------------------------     -------------------------------      -------------------------------
                                     Amount                 %             Amount                 %
                              -------------     -------------      -------------     -------------
U. S. Treasury securities     $  46,303,855             31.80%     $   6,105,630              6.40%
U. S. Government agencies        93,319,916             63.90%        78,656,909             83.00%
States and political
  subdivisions                    1,596,106              1.10%         4,973,656              5.30%
Other securities                  4,633,962              3.20%         4,989,901              5.30%
                              -------------     -------------      -------------     -------------
Totals                        $ 145,853,839            100.00%     $  94,726,096            100.00%
                              =============     =============      =============     =============

FEDERAL FUNDS SOLD

Federal funds sold were $32,950,000 at June 30, 2002, as a direct result of the management of the bank subsidiary's liquidity position.

LOANS

Loans decreased $39,100,000 at June 30, 2002, as compared with June 30, 2001, as a result of decreased loan demand in the Company's trade area which in turn was due to the softening of the local economy. In addition, a number of customers paid off several large credits during the second half of 2001. The Company anticipates that loan demand will continue to be flat throughout the remainder of 2002.

OTHER REAL ESTATE

Other real estate decreased $1,306,000 at June 30, 2002, as compared with June 30, 2001, due to the sale of several parcels of commercial real estate during the second half of 2001 and the first half of 2002.

ACCRUED INTEREST RECEIVABLE

Accrued interest receivable decreased $1,086,000 at June 30, 2002, as compared with June 30, 2001, due the decline in interest rates earned on investments and loans.

DEPOSITS

Total deposits decreased $23,708,000 at June 30, 2002, as compared with June 30, 2001. Significant increases or decreases in total deposits are anticipated by Management as customers in the casino industry and county and municipal areas reallocate their resources periodically. As discussed above, the Company has managed its funds including planning the timing and classification of investment maturities and using other funding sources and their maturity so as to achieve appropriate liquidity. Specifically, the Company obtained brokered deposits of $30,000,000 during the third quarter of 2000. Brokered deposits amounting to $10,000,000 matured in July of 2001. The Company may place these funds in other brokered deposits.

OTHER LIABILITIES

Other liabilities increased $909,000 at June 30, 2002, as compared with June 30, 2001, primarily as a result of an increase in liabilities related to deferred compensation benefits for a deceased officer of the bank subsidiary.

SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY

Strength, security and stability have been the hallmark of the Company since its founding in 1985 and of its bank subsidiary since its founding in 1896. A strong capital foundation is fundamental to the continuing prosperity of the Company and the security of its customers and shareholders. One measure of capital adequacy is the primary capital ratio which was 14.70% at June 30, 2002, as compared with 13.83% at June 30, 2001. These ratios are well above the regulatory minimum of 6.00%. Management continues to emphasize the importance of maintaining the appropriate capital levels of the Company.

On May 23, 2001, the Company's Board of Directors approved a stock incentive program for two executive officers. Under this plan, whole shares valued as of the distribution date at $50,000 are to be distributed to each of these officers who continue to meet the eligibility requirements on June

15, 2001, and on January 15 of the four succeeding years. On June 15, 2001 and January 15, 2002, a total of 6,886 and 7,142 shares, respectively, of Peoples Financial Corporation common stock was issued.

On June 26, 2002, the Company's Board of Directors approved a semi-annual dividend of $ .12 per share. The dividend had a record date of July 8, 2002 and a distribution date of July 10, 2002.


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

The following schedule summarizes net interest earnings and net yield on interest earning assets:


         Net Interest Earnings and Net Yield on Interest Earning Assets


Six Months Ended June 30, (In
thousands, except percentages)              2002               2001
------------------------------------     ------------      ------------

Total interest income(1)                 $     14,206      $     20,415
Total interest expense                          5,433            10,544
                                         ------------      ------------
  Net interest earnings                  $      8,773      $      9,871
                                         ============      ============
Net yield on interest earning assets             3.36%             3.71%
                                         ============      ============

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2002 and 2001.

The schedule on page 17 provides an analysis of the change in total interest income and total interest expense for the six months ended June 30, 2002 and 2001.

           Analysis of Changes in Interest Income and Interest Expense
                                 (In Thousands)


                                                                                  Attributable To:
                                                                    --------------------------------------------
                       For the Six    For the Six
                            Months         Months
                             Ended          Ended
                          June 30,       June 30,      Increase                                            Rate/
                              2002           2001     (Decrease)          Volume           Rate           Volume
                      ------------   ------------   ------------    ------------    ------------    ------------
INTEREST
INCOME:(1)

Loans(2)              $     10,130   $     15,535   $     (5,405)   $     (1,672)   $     (4,183)   $        450

Federal funds sold             107             60             47             263             (40)           (176)

Held to maturity:

Taxable securities             584          2,396         (1,812)         (1,732)           (288)            208

Non-taxable
securities                     239            250            (11)            (17)              6

Available for sale:

Taxable securities           2,969          1,690          1,279           2,356            (450)           (627)

Non-taxable
securities                      42            169           (127)           (115)            (38)             26

Other securities               135            315           (180)            (10)           (176)              6
                      ------------   ------------   ------------    ------------    ------------    ------------
Total                 $     14,206   $     20,415   $     (6,209)   $       (927)   $     (5,169)   $       (113)
                      ============   ============   ============    ============    ============    ============
INTEREST
EXPENSE:

Savings and nego-
tiable interest
bearing deposits      $      1,308   $      2,409   $     (1,101)   $        106    $     (1,156)   $        (51)

Time deposits                3,318          6,563         (3,245)         (1,041)         (2,620)            416

Borrowings from
FHLB                           182            251            (69)            (81)             18              (6)

Federal funds pur-
chased and secur-
ities sold under
agreements to
repurchase                     621          1,316           (695)           (206)           (779)            290

Mortgage
indebtedness                     4              5             (1)              1              (1)             (1)
                      ------------   ------------   ------------    ------------    ------------    ------------
Total                 $      5,433   $     10,544   $     (5,111)   $     (1,221)   $     (4,538)   $        648
                      ============   ============   ============    ============    ============    ============

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2002 and 2001.

(2) Loan fees are included in these figures. Includes nonaccrual loans.

PROVISION FOR LOAN LOSSES

Management continuously monitors the Company's relationships with its loan customers, especially those in concentrated industries such as seafood, gaming and hotel/motel, and their direct and indirect impact on its operations. A thorough analysis of current economic conditions and the quality of the loan portfolio are conducted on a quarterly basis. These analyses are utilized in the computation of the adequacy of the allowance for loan losses. Based on these analyses, the Company provided $612,000 for loan losses, primarily to address potential losses from one credit, during the six months ended June 30, 2002. The Company expects to provide for its loan loss provision on a monthly basis throughout the remaining quarters of 2002 at a level consistent with provisions made during the first and third quarters of 2001.

SERVICE CHARGES ON DEPOSIT ACCOUNTS

Service charges on deposit accounts increased $311,000 for the six months ended June 30, 2002, as compared with the six months ended June 30, 2001. This increase was due to the introduction of an overdraft protection product in April 2001.

OTHER INCOME

Other income increased $662,000 for the six months ended June 30, 2002, as compared with the six months ended June 30, 2001, primarily as a result of the gain realized on proceeds from whole life insurance owned by the bank subsidiary.

OTHER EXPENSE

Other expense increased $337,000 for the six months ended June 30, 2002, as compared with the same period during 2001, due to write-downs of other real estate of $300,000 in 2002.

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

                                OTHER INFORMATION


Item 5 - Other Information

None.

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

         Exhibit 23    Consent of Certified Public Accountants
         Exhibit 99 Certifications of Chief Executive Officer and Chief Financial Officer

(b) Reports on Form 8-K

     None.

                                   SIGNATURES

Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               PEOPLES FINANCIAL CORPORATION
                                      (Registrant)


                       Date:           August 8, 2002
                              ----------------------------------

                         By:         /s/ Chevis C. Swetman
                              --------------------------------------
                                       Chevis C. Swetman
                       Chairman, President and Chief Executive Officer




                       Date:        August 7, 2002
                             --------------------------------------

                         By:        /s/ Lauri A. Wood
                             --------------------------------------
                                       Lauri A. Wood
                            Chief Financial Officer and Controller
                        (principal financial and accounting officer)

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------
 Exhibit 23                Consent of Certified Public Accountants

 Exhibit 99                Certifications of Chief Executive Officer and Chief
                           Financial Officer