Form 10-Q
period 2002-09-30
PEOPLES FINANCIAL CORP /MS/
filed 2002-11-13
CIK 770460

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2002
                                        ---------------------------------------

                                       or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


         Commission File Number 0 - 30050
                                -----------------------------------------------


                          PEOPLES FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Mississippi                              64-0709834
-----------------------------------------------------------------------------------
       (State or other jurisdiction of         (I.R.S. Employer Identification No.)
       incorporation or organization)


Lameuse and Howard Avenues, Biloxi, Mississippi            39533
-----------------------------------------------------------------------------------
   (Address of principal executive offices)              (Zip Code)


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

                            Yes    X                 No
                               --------                ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Peoples Financial Corporation has only one class of common stock authorized. At October 31, 2002, there were 15,000,000 shares of $1 par value common stock authorized, and 5,600,666 shares issued and outstanding.

                                     PART I
                              FINANCIAL INFORMATION
                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

September 30, December 31, and September 30,              2002             2001             2001
                                                      ------------     ------------     ------------

ASSETS

  CASH AND DUE FROM BANKS                             $ 40,104,878     $ 32,034,976     $ 31,457,089

  Held to maturity securities, market value of
    $19,148,000 - September 30, 2002;
    $38,986,000 - December 31, 2001;
    $58,143,000 - September 30, 2001                    18,589,305       38,278,962       57,240,890

  Available for sale securities, at market value       147,882,866      142,902,274      121,554,970

  Federal Home Loan Bank stock, at cost                  1,912,600        1,870,500        1,853,500

  Federal funds sold                                     3,450,000                        13,950,000

  Loans                                                324,830,140      347,168,766      347,609,083

    Less: Allowance for loan losses                      5,105,876        5,658,210        5,256,778
                                                      ------------     ------------     ------------

    Loans, net                                         319,724,264      341,510,556      342,352,305

  Bank premises and equipment, net of accumulated
    depreciation of $14,534,000 - September 30,
    2002; $13,292,000 - December  31, 2001; and
    $12,860,000 - September 30, 2001                    17,198,524       18,117,908       18,453,245

  Other real estate                                      1,620,509        1,799,527        2,582,253

  Accrued interest receivable                            2,923,366        3,728,850        3,952,057

  Other assets                                          11,387,284        6,768,669        5,418,671
                                                      ------------     ------------     ------------

TOTAL ASSETS                                          $564,793,596     $587,012,222     $598,814,980
                                                      ============     ============     ============

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                                   (Unaudited)




September 30, December 31, and September 30,                  2002                 2001                 2001
                                                        ---------------      ---------------      ---------------

LIABILITIES & SHAREHOLDERS' EQUITY
LIABILITIES:
  Deposits:
    Demand, non-interest bearing                        $    77,035,214      $    76,215,302      $    74,287,930
    Savings and demand, interest bearing                    169,153,779          145,248,560          138,286,064
    Time, $100,000 or more                                   79,302,974          105,446,070          143,283,793
    Other time deposits                                      73,935,836           85,632,730           81,276,325
                                                        ---------------      ---------------      ---------------
    Total deposits                                          399,427,803          412,542,662          437,134,112

  Accrued interest payable                                      518,307              613,762            1,013,575
  Federal funds purchased and securities sold under
    agreements to repurchase                                 71,169,774           82,488,859           70,418,317
  Borrowings from Federal Home Loan Bank                      5,982,614            5,548,988            5,492,359
  Notes payable                                                 357,582              336,251              305,207
  Other liabilities                                           5,416,258            5,412,674            5,117,405
                                                        ---------------      ---------------      ---------------
  TOTAL LIABILITIES                                         482,872,338          506,943,196          519,480,975

SHAREHOLDERS' EQUITY:
  Common Stock, $1 par value, 15,000,000 shares
    authorized, 5,600,666 shares issued and
    outstanding at September 30, 2002, 5,620,239
    shares issued and outstanding at December 31,
    2001 and 5,626,039 shares issued and
    outstanding at September 30, 2001                         5,600,666            5,620,239            5,626,039
  Surplus                                                    65,780,254           65,780,254           65,780,254
  Undivided profits                                           8,664,342            7,052,559            6,388,504
  Unearned compensation                                        (155,043)            (174,043)            (470,197)
  Accumulated other comprehensive income                      2,031,039            1,790,017            2,009,405
                                                        ---------------      ---------------      ---------------
  TOTAL SHAREHOLDERS' EQUITY                                 81,921,258           80,069,026           79,334,005
                                                        ---------------      ---------------      ---------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $   564,793,596      $   587,012,222      $   598,814,980
                                                        ===============      ===============      ===============







See Selected Notes to Condensed Consolidated Financial Statements.

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                        For The Quarters Ended                    For The Nine Months Ended
                                                            September 30,                               September 30,
                                                  ----------------------------------          ----------------------------------
                                                      2002                  2001                  2002                  2001
                                                  ------------          ------------          ------------          ------------

INTEREST INCOME:
  Interest and fees on loans                      $  5,072,790          $  6,802,440          $ 15,203,016          $ 22,337,180
  Interest and dividends on securities:
    U. S. Treasury                                     364,879               376,268             1,058,075             1,677,024
    U. S. Government agencies and
      corporations                                   1,097,900             1,517,564             3,957,753             4,303,118
    States and political subdivisions                   78,762               147,012               263,696               423,631
    Other investments                                  107,512                68,973               242,657               383,667
  Interest on federal funds sold                        65,234               126,558               172,314               186,528
                                                  ------------          ------------          ------------          ------------
  TOTAL INTEREST INCOME                              6,787,077             9,038,815            20,897,511            29,311,148
                                                  ------------          ------------          ------------          ------------
INTEREST EXPENSE:
  Time deposits of $100,000 or more                    660,740             1,817,369             2,584,708             5,993,470
  Other deposits                                     1,214,692             1,941,726             3,916,433             6,738,245
  Borrowing from Federal Home Loan
    Bank                                                93,757                87,080               275,696               337,655
  Mortgage indebtedness                                  2,067                 2,265                 6,356                 6,937
  Federal funds purchased and securities
    sold under agreements to repurchases               308,619               537,536               929,823             1,853,958
                                                  ------------          ------------          ------------          ------------
  TOTAL INTEREST EXPENSE                             2,279,875             4,385,976             7,713,016            14,930,265
                                                  ------------          ------------          ------------          ------------
NET INTEREST INCOME                                  4,507,202             4,652,839            13,184,495            14,380,883
Provision for losses on loans                          135,841                73,746               748,776             1,480,976
                                                  ------------          ------------          ------------          ------------
NET INTEREST INCOME AFTER PROVISION FOR
 LOSSES ON LOANS                                     4,371,361             4,579,093            12,435,719            12,899,907
                                                  ------------          ------------          ------------          ------------
OTHER OPERATING INCOME:
  Trust department income and fees                     205,537               249,880               688,546               745,747
  Service charges on deposit accounts                1,775,274             1,659,283             5,054,607             4,627,142
  Other service charges, commissions and
   fees                                                 67,932                62,949               205,981               216,522
  Gain on sale of securities                                                 243,126                                     243,126
  Other income                                         321,876               176,003             1,437,044               628,931
                                                  ------------          ------------          ------------          ------------
  TOTAL OTHER OPERATING INCOME                    $  2,370,619          $  2,391,241          $  7,386,178          $  6,461,468
                                                  ------------          ------------          ------------          ------------

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Continued)
                                   (Unaudited)



                                            For The Quarters Ended September 30,          For The Nine Months Ended September 30,
                                           --------------------------------------         ---------------------------------------
                                               2002                     2001                    2002                    2001
                                           --------------          --------------          --------------          --------------
OTHER OPERATING EXPENSE:
  Salaries and employee benefits           $    2,575,306          $    2,574,594          $    8,473,216          $    8,088,372
  Net occupancy                                   356,743                 328,153               1,026,906                 905,744
  Equipment rentals, depreciation and             673,557                 673,292               2,135,500               2,066,120
    maintenance
  Other expense                                 1,585,629               1,515,689               4,954,889               4,547,481
                                           --------------          --------------          --------------          --------------
  TOTAL OTHER OPERATING EXPENSE                 5,191,235               5,091,728              16,590,511              15,607,717
                                           --------------          --------------          --------------          --------------
INCOME BEFORE INCOME TAXES                      1,550,745               1,878,606               3,231,386               3,753,658
Income taxes                                      405,701                 576,000                 761,382               1,163,999
                                           --------------          --------------          --------------          --------------
NET INCOME                                 $    1,145,044          $    1,302,606          $    2,470,004          $    2,589,659
                                           ==============          ==============          ==============          ==============










See Selected Notes to Condensed Consolidated Financial Statements.

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                                                     Unearned
                                           # of         Common                       Undivided       Compensa-
                                          Shares         Stock         Surplus        Profits          tion
                                      -------------  -------------  -------------  -------------   -------------
Balance, January 1, 2001                  5,795,207  $   5,795,207  $  65,780,254  $   7,093,830   $    (535,840)

Comprehensive Income:

Net income                                                                             2,589,659

Net unrealized gain on available for
sale securities, net of tax

Reclassification adjustment for
available for sale securities sold in
current year, net of tax

Total comprehensive income

Purchase of shares by ESOP                                                                               (45,357)

Allocation of ESOP shares                                                                                111,000

Retirement of stock                        (176,054)      (176,054)                   (2,728,239)

Issuance of stock                             6,886          6,886                        93,097

Effect of stock retirement on
accrued dividends                                                                         15,545

Cash dividends, ($.12 per share)                                                        (675,388)
                                      -------------  -------------  -------------  -------------   -------------
Balance, September 30, 2001               5,626,039  $   5,626,039  $  65,780,254  $   6,388,504   $    (470,197)
                                      =============  =============  =============  =============   =============





                                            Accumu-
                                          lated Other      Compre-
                                           Comprehen-      hensive
                                          sive Income       Income         Total
                                         -------------  -------------  -------------
Balance, January 1, 2001                 $     583,406                 $  78,716,857

Comprehensive Income:

Net income                                              $   2,589,659      2,589,659

Net unrealized gain on available for
sale securities, net of tax                  1,578,929      1,578,929      1,578,929

Reclassification adjustment for
available for sale securities sold in
current year, net of tax                      (152,930)      (152,930)      (152,930)
                                                        -------------
Total comprehensive income                              $   4,015,658
                                                        =============
Purchase of shares by ESOP                                                   (45,357)

Allocation of ESOP shares                                                    111,000

Retirement of stock                                                       (2,904,293)

Issuance of stock                                                             99,983

Effect of stock retirement on
accrued dividends                                                             15,545

Cash dividends, ($.12 per share)                                            (675,388)
                                         -------------                 -------------
Balance, September 30, 2001              $   2,009,405                 $  79,334,005
                                         =============                 =============

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (continued)
                                   (Unaudited)

                                                                                                          Unearned
                                            # of           Common                        Undivided        Compensa-
                                           Shares          Stock          Surplus         Profits            tion
                                       -------------   -------------   -------------   -------------    -------------
Balance, January 1, 2002                   5,620,239   $   5,620,239   $  65,780,254   $   7,052,559    $    (174,043)

Comprehensive Income:

Net income                                                                                 2,470,004

Net unrealized gain on available for
sale securities, net of tax

Reclassification adjustment for
available for sale securities
sold or liquidated in current
year, net of tax

Total comprehensive income

Allocation of ESOP shares                                                                                      19,000

Retirement of stock                          (26,715)        (26,715)                       (278,987)

Issuance of stock                              7,142           7,142                          92,846

Cash dividends, ($.12 per share)                                                            (672,080)
                                       -------------   -------------   -------------   -------------    -------------
Balance, September 30, 2002                5,600,666   $   5,600,666   $  65,780,254   $   8,664,342    $    (155,043)
                                       =============   =============   =============   =============    =============


                                          Accumu-
                                        lated Other       Compre-
                                         Comprehen-       hensive
                                        sive Income        Income          Total
                                       -------------   -------------   -------------
Balance, January 1, 2002               $   1,790,017                   $  80,069,026

Comprehensive Income:

Net income                                             $   2,470,004       2,470,004

Net unrealized gain on available for
sale securities, net of tax                  464,758         464,758         464,758

Reclassification adjustment for
available for sale securities sold
or liquidated in current
year, net of tax                            (223,736)       (223,736)       (223,736)
                                                       -------------
Total comprehensive income                             $   2,711,026
                                                       =============
Allocation of ESOP shares                                                     19,000

Retirement of stock                                                         (305,702)

Issuance of stock                                                             99,988

Cash dividends, ($.12 per share)                                            (672,080)
                                       -------------                   -------------
Balance, September 30, 2002            $   2,031,039                   $  81,921,258
                                       =============                   =============



See Selected Notes to Condensed Consolidated Financial Statements.

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


For The Nine Months Ended September 30,                                          2002                     2001
                                                                            --------------           --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                $    2,470,004           $    2,589,659
  Adjustments to reconcile net income to net cash provided
   by operating activities:
      (Gain) loss on sales of other real estate                                     71,466                  (36,932)
      Gain on liquidation or sale of available for sale securities                (199,951)                (243,126)
      Stock issued under incentive plan                                             99,988                   99,983
      Gain on sale of bank premises                                                (42,539)
      Depreciation and amortization                                              1,394,000                1,434,000
      Provision for losses on loans                                                748,776                1,480,976
      Provision for losses on other real estate                                    470,259                  475,455
      Changes in assets and liabilities:
         Accrued interest receivable                                               805,484                  545,656
         Other assets                                                              978,926                1,341,255
         Accrued interest payable                                                  (95,455)                 (14,989)
         Other liabilities                                                         226,542                   42,383
                                                                            --------------           --------------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                                      6,927,500                7,714,320
                                                                            --------------           --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities and calls of held to maturity
    securities                                                                  19,745,000              120,620,000
  Investment in held to maturity securities                                        (55,343)             (79,808,935)
  Proceeds from maturities, sales and calls of available for sale
    securities                                                                 110,217,242               37,276,932
  Investment in available for sale securities                                 (114,634,061)            (108,266,877)
  Investment in Federal Home Loan Bank stock                                       (42,100)                (206,200)
  Loans repaid                                                                  20,077,086               26,912,165
  Proceeds from sale of bank premises                                              153,120
  Acquisition of premises and equipment                                           (585,197)              (1,553,973)
  Proceeds from sales of other real estate                                         597,723                  293,451
  Federal funds sold                                                            (3,450,000)             (13,950,000)
  Other assets                                                                  (5,268,871)                 670,458
                                                                            --------------           --------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                         $   26,754,599           $  (18,012,979)
                                                                            --------------           --------------

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)

For The Nine Months Ended September 30,                            2002                   2001
                                                               ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Demand and savings deposits, net increase                    $ 24,725,131           $  6,961,242
  Time deposits, net increase (decrease)                        (37,839,990)            16,448,793
  Principal payments on notes                                       (32,468)               (10,631)
  Notes payable                                                      72,799
  Cash dividends                                                 (1,346,508)            (1,297,316)
  Retirement of stock                                              (305,702)            (2,904,293)
  Federal funds purchased and securities sold under
    agreements to repurchase                                    (11,319,085)             5,079,233
  Borrowings from Federal Home Loan Bank                            433,626            (17,667,148)
                                                               ------------           ------------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           (25,612,197)             6,609,880
                                                               ------------           ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              8,069,902             (3,688,779)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   32,034,976             35,145,868
                                                               ------------           ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                       $ 40,104,878           $ 31,457,089
                                                               ============           ============







See Selected Notes to Condensed Consolidated Financial Statements.

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
          SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              For the Nine Months Ended September 30, 2002 and 2001

1. The accompanying unaudited condensed consolidated financial statements have been prepared with the accounting policies in effect as of December 31, 2001 as set forth in the Notes to the Consolidated Financial Statements of Peoples Financial Corporation and Subsidiaries (the Company). In the opinion of Management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included and are of a normal recurring nature. The accompanying unaudited condensed consolidated financial statements have been prepared also in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements include information required for interim financial statements.

2. The results of operations for the nine months ended September 30, 2002 and 2001, are not necessarily indicative of the results to be expected for the full year.

3. Per share data is based on the weighted average shares of common stock outstanding of 5,607,913 and 5,632,169 for the nine months ended September 30, 2002 and 2001, respectively.

4. At September 30, 2002 and 2001, the total recorded investment in impaired loans amounted to $6,557,000 and $1,237,000. The average recorded investment in impaired loans amounted to approximately $6,273,000 and $1,087,000 at September 30, 2002 and 2001, respectively. The amount of that recorded investment in impaired loans for which there is a related allowance for loan losses was $6,557,000 at September 30, 2002. The allowance for losses related to these loans amounted to approximately $1,150,000 at September 30, 2002. Interest not accrued on these loans did not have a significant effect on earnings for the nine months ended September 30, 2002 and 2001.

5. Transactions in the allowance for loan losses were as follows:


                                                            For the Nine            For the Year            For the Nine
                                                            Months Ended                   Ended            Months Ended
                                                           September 30,            December 31,           September 30,
                                                                    2002                    2001                    2001
                                                  ----------------------  ----------------------  ----------------------
           Balance, beginning of period           $            5,658,210  $            4,567,565  $            4,567,565
           Recoveries                                            523,055                 560,577                 385,019
           Loans charged off                                 (1,824,165)             (1,972,932)             (1,176,782)
           Provision for loan losses                             748,776               2,503,000               1,480,976
                                                  ----------------------  ----------------------  ----------------------
           Balance, end of period                 $            5,105,876  $            5,658,210  $            5,256,778
                                                  ======================  ======================  ======================

6. The Company has defined cash and cash equivalents to include cash and due from banks. The Company paid $7,808,471 and $14,945,254 for the nine months ended September 30, 2002 and 2001, respectively, and $18,768,000 for the twelve months ended December 31, 2001, for interest on deposits and borrowings. Income tax payments totaled $1,410,000 and $1,117,000 for the nine months ended September 30, 2002 and 2001, respectively, and $1,847,000 for the twelve months ended December 31, 2001. Loans transferred to other real estate amounted to $960,000 and $2,253,000 for the nine months ended September 30, 2002 and 2001, respectively, and $2,073,000 for the twelve months ended December 31, 2001.

7. The income tax effect on the accumulated other comprehensive income was $124,000 and $735,000 at September 30, 2002 and 2001, respectively.

                     Independent Accountants' Review Report




Board of Directors
Peoples Financial Corporation
Biloxi, Mississippi



We have reviewed the accompanying condensed consolidated balance sheets of Peoples Financial Corporation as of September 30, 2002, September 30, 2001 and December 31, 2001, and the related condensed consolidated statements of income, shareholders' equity, and cash flows for the nine months ended September 30, 2002 and September 30, 2001. These financial statements are the responsibility of the Company's management.

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

November 4, 2002
Biloxi, Mississippi

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following presents Management's discussion and analysis of the consolidated financial condition and results of operations of Peoples Financial Corporation and Subsidiaries (the Company) for the nine months ended September 30, 2002 and 2001. These comments highlight the significant events and should be considered in combination with the Condensed Consolidated Financial Statements included in this report on Form 10-Q.

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

OVERVIEW

Net income for the nine months ended September 30, 2002, was $2,470,000 compared with $2,590,000 for the same period in 2001. The negative trend in the net interest margin the Company had experienced during 2001 and the first quarter of 2002 has now stabilized. This is the result of aggressive pricing of loans and the favorable repricing of deposits, specifically large and brokered certificates of deposit. The Company anticipates that this positive trend will continue during the fourth quarter of 2002.

The following schedule compares financial highlights for the nine months ended September 30, 2002 and 2001:


For the nine months ended September 30,                                         2002                        2001
---------------------------------------                 ----------------------------  --------------------------
Net income per share                                    $                       0.44  $                     0.46
Book value per share                                    $                      14.63  $                    14.10
Return on average total assets                                                  .57%                        .58%
Return on average shareholders' equity                                         4.07%                       4.37%
Allowance for loan losses as a % of
loans, net of unearned discount                                                1.57%                       1.51%

FINANCIAL CONDITION

HELD TO MATURITY SECURITIES

Held to maturity securities decreased $38,652,000 at September 30, 2002, as compared with September 30, 2001, as a result of the management of the Company's liquidity position. Funds available from the maturity of these securities were generally invested in available for sale securities. Gross unrealized gains for held to maturity securities were $559,000 and $933,000 at September 30, 2002 and 2001, respectively, and gross unrealized losses for held to maturity securities were $31,000 at September 30, 2001. The following schedule reflects the mix of the held to maturity investment portfolio at September 30, 2002 and 2001:


September 30,                                      2002                                         2001
-------------------------          ----------------------------------           ----------------------------------
                                      Amount                  %                    Amount                  %
                                   ------------          ------------           ------------          ------------
U. S. Treasury securities          $  5,996,769                    32%          $ 33,834,690                    59%
U. S. Government agencies             8,001,423                    43%            17,663,440                    31%
States and political
subdivisions                          4,591,113                    25%             5,742,760                    10%
                                   ------------          ------------           ------------          ------------
Totals                             $ 18,589,305                   100%          $ 57,240,890                   100%
                                   ============          ============           ============          ============


AVAILABLE FOR SALE SECURITIES

Available for sale securities increased $26,328,000 at September 30, 2002, as compared with September 30, 2001, as the result of the management of the Company's liquidity position, as discussed above. Gross unrealized gains were $3,073,000 and $3,035,000 at September 30, 2002 and 2001, respectively, and gross unrealized losses were $7,000 at September 30, 2002. The following schedule reflects the mix of available for sale securities at September 30, 2002 and 2001:


September 30,                                    2002                                           2001
-------------------------          ----------------------------------           ----------------------------------
                                      Amount                  %                    Amount                  %
                                   ------------          ------------           ------------          ------------
U. S. Treasury securities          $ 49,544,202                    34%          $  6,222,950                     5%
U. S. Government agencies            91,264,968                    62%           109,407,092                    90%
States and political
subdivisions                          2,451,317                     1%               945,000                     1%
Other securities                      4,622,379                     3%             4,979,928                     4%
                                   ------------          ------------           ------------          ------------
Totals                             $147,882,866                   100%          $121,554,970                   100%
                                   ============          ============           ============          ============

FEDERAL FUNDS SOLD

Federal funds sold were $3,450,000 at September 30, 2002 as direct result of the management of the bank subsidiary's liquidity position.

LOANS

Loans decreased $22,779,000 at September 30, 2002, as compared with September 30, 2001, as a result of the decreased loan demand in the Company's trade area which in turn was due to the softening of the local economy. In addition, as interest rates declined a number of customers paid off several large credits during the third quarter of 2001. The Company anticipates that loan demand will be flat throughout the remainder of 2002.

During the third quarter of 2002, the Company had charge-offs of $1,340,000. The Company had previously provided for these losses during 2001 and the first quarter of 2002.

OTHER REAL ESTATE

Other real estate decreased $962,000 at September 30,2002 as compared with September 30, 2001, due to the sale of several parcels of commercial real estate during the second half of 2001 and the first two quarters of 2002.

ACCRUED INTEREST RECEIVABLE

Accrued interest receivable decreased $1,029,000 at September 30, 2002, as compared with September 30, 2001, as a result of the decline in interest rates earned on loans and investments and a decline in the volume of these assets.

OTHER ASSETS

Other assets increased $5,969,000 at September 30, 2002, as compared with September 30, 2001, due to the investment of $5,000,000 in bank owned life insurance in 2002.

DEPOSITS

Total deposits decreased $37,706,000 at September 30, 2002, as compared with September 30, 2001. Significant increases or decreases in total deposits or significant fluctuations among the different types of deposits are anticipated by Management as customers in the casino industry and county and municipal areas reallocate their resources periodically. Additionally, the Company obtained brokered deposits during 2000, most of which has now matured. As discussed above, the Company has managed its funds including planning the timing and classification of investment maturities and using other funding sources and their maturity so as to achieve appropriate liquidity.

ACCRUED INTEREST PAYABLE

Accrued interest payable decreased $495,000 at September 30, 2002, as compared with September 30, 2001, as a result of the decline in interest rates paid on deposits.

SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY

Strength, security and stability have been the hallmark of the Company since its founding in 1985 and of its bank subsidiary since its founding in 1896. A strong capital foundation is fundamental to the continuing prosperity of the Company and the security of its customers and shareholders.

One measure of capital adequacy is the primary capital ratio which was 14.97 % at September 30, 2002, as compared with 14.14% at September 30, 2001. These ratios are well above the regulatory minimum of 6.00%. Management continues to emphasize the importance of maintaining the appropriate capital levels of the Company.

On May 23, 2001, the Company's Board of Directors approved a stock incentive program for two executive officers. Under this plan, whole shares valued as of the distribution date at $50,000 are to be distributed to each of these officers who continue to meet the eligibility requirements on June 15, 2001, and on January 15 of the four succeeding years. On June 15, 2001 and January 15, 2002, a total of 6,886 and 7,142 shares of Peoples Financial Corporation common stock was issued.

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



         Net Interest Earnings and Net Yield on Interest Earning Assets

Nine Months Ended September 30, (In
thousands, except percentages)                    2002                    2001
-----------------------------------           ------------           ------------
Total interest income (1)                     $     21,033           $     29,529
Total interest expense                               7,713                 14,930
                                              ------------           ------------
  Net interest earnings                       $     13,320           $     14,599
                                              ============           ============
Net yield on interest earning assets                  3.44%                  3.65%
                                              ============           ============

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2002 and 2001.

The schedule on page 17 provides an analysis of the change in total interest income and total interest expense for the nine months ended September 30, 2002 and 2001.

           Analysis of Changes in Interest Income and Interest Expense
                                 (In Thousands)

                                                                                    Attributable To:
                                                                      --------------------------------------------
                        For the Nine   For the Nine
                              Months         Months
                               Ended          Ended
                           September      September       Increase                                           Rate/
                            30, 2002       30, 2001     (Decrease)          Volume            Rate          Volume
                        ------------   ------------   ------------    ------------    ------------    ------------
INTEREST
INCOME: (1)
Loans (2)               $     15,203   $     22,337   $     (7,134)   $     (2,171)   $     (5,497)   $        534
Federal funds sold               172            187            (15)            191            (102)           (104)
Held to maturity:
Taxable securities               779          3,014         (2,235)         (2,154)           (285)            204
Non-taxable
securities                       293            407           (114)            (45)            (77)              8
Available for sale:
Taxable securities             4,236          2,966          1,270           2,799            (786)           (743)
Non-taxable
securities                       107            234           (127)           (146)             51             (32)
Other securities                 243            384           (141)            (11)           (133)              3
                        ------------   ------------   ------------    ------------    ------------    ------------
Total                   $     21,033   $     29,529   $     (8,496)   $     (1,537)   $     (6,829)   $       (130)
                        ============   ============   ============    ============    ============    ============
INTEREST
EXPENSE:
Savings and
negotiable interest
bearing deposits        $      1,935   $      3,355   $     (1,420)   $        313    $     (1,585)   $       (148)
Time deposits                  4,566          9,376         (4,810)         (1,871)         (3,671)            732
Borrowings from
FHLB                             276            338            (62)            (74)             16              (4)
Federal funds
purchased and
securities sold under
agreements to
repurchase                       930          1,854           (924)            297          (1,052)           (169)
Mortgage
indebtedness                       6              7             (1)             (1)              1              (1)
                        ------------   ------------   ------------    ------------    ------------    ------------
Total                   $      7,713   $     14,930   $     (7,217)   $     (1,336)   $     (6,291)   $        410
                        ============   ============   ============    ============    ============    ============

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2002 and 2001.

(2) Loan fees are included in these figures. Includes nonaccrual loans.

PROVISION FOR LOAN LOSSES

Management continuously monitors the Company's relationships with its loan customers, especially those in concentrated industries such as seafood, gaming and hotel/motel, and their direct and indirect impact on its operations. A thorough analysis of current economic conditions and the quality of the loan portfolio are conducted on a quarterly basis using the latest available information. These analyses are utilized in the computation of the adequacy of the allowance for loan losses. Based on these analyses, the Company provided $136,000 during the quarter ended September 30, 2002, and $749,000 during the nine months ended September 30, 2002, for loan losses, primarily to address potential losses from one credit. The Company expects to provide for its loan loss provision on a monthly basis during the fourth quarter of 2002 at a level consistent with provisions made during the third quarter of 2002.

OTHER INCOME

Other income increased $808,000 for the nine months ended September 30, 2002, as compared with the nine months ended September 30, 2001, as a result of the gain realized on proceeds from whole life insurance owned by the bank subsidiary and the gain realized from the sale of bank premises.

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

ITEM 4 - CONTROLS AND PROCEDURES

Based on their evaluation, as of a date within 90 days of the filing date of this Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-14( c) and 15d- 14( c) under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

                              PEOPLES FINANCIAL CORPORATION
                                      (REGISTRANT)


                     Date:   November 12, 2002
                           --------------------------------------

                       By:    /S/ Chevis C. Swetman
                           --------------------------------------
                                    Chevis C. Swetman
                     Chairman, President and Chief Executive Officer




                     Date:    November 12, 2002
                           --------------------------------------

                       By:        /s/ Lauri A. Wood
                           --------------------------------------
                                      Lauri A. Wood
                         Chief Financial Officer and Controller
                      (principal financial and accounting officer)

                                 CERTIFICATIONS


I, Chevis C. Swetman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Peoples Financial Corporation.

2. Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

3. Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-14 and 15d- 14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in the quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: November 12, 2002

                                    /s/ Chevis C. Swetman
                                   --------------------------------------
                                       Chevis C. Swetman,
                                       President and Chief Executive Officer





I, Lauri A. Wood, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Peoples Financial Corporation.

2. Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

3. Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-14 and 15d- 14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (the "Evaluation Date"); and

         c) presented in the quarterly report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: November 12, 2002
                                       /s/ Lauri A. Wood
                                       ---------------------------------------
                                       Lauri A. Wood,
                                       Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                        DESCRIPTION
-------                       -----------
  23       Consent of Certified Public Accountants

  99       Certifications of Chief Executive Officer and Chief Financial Officer