Form 10-K
period 2002-12-31
PEOPLES FINANCIAL CORP /MS/
filed 2003-03-28
CIK 770460

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

                   For the fiscal year ended December 31, 2002
                                             --------------------------------

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

                             Common, $1.00 Par Value
                            -------------------------
                              (Title of each class)

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

                                YES X    NO
                                   ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. X
           ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined by Rule 12b-2 of the Act). Yes    No X
                                      ---   ---

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2002 was approximately $61,423,000.

On March 1, 2003 the registrant had outstanding 5,568,415 shares of common stock, par value of $1.00 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Stockholders for the year ended December 31, 2002 are incorporated by reference into Parts I, II and III of this report. Portions of the Registrant's Definitive Proxy Statement issued in connection with the Annual Meeting of Shareholders to be held April 23, 2003, are incorporated by reference into Part III of this report.



                             Cover Page 1 of 1 Page

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS


THE REGISTRANT

Peoples Financial Corporation (the "Company") was established as a one bank holding company on December 18, 1984. The Company is headquartered in Biloxi, Mississippi. At December 31, 2002, the Company operated in the state of Mississippi through its wholly-owned subsidiary, The Peoples Bank, Biloxi, Mississippi ("the Bank"). The Company is now engaged, through this subsidiary, in the banking business. The Bank is the Company's principal asset and primary source of revenue.


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

The Main Office, operations center and asset management and trust services of the Bank are located in downtown Biloxi, MS. At December 31, 2002, the Bank also had fourteen (14) branches located throughout Harrison, Hancock, Jackson and Stone Counties. On January 29, 2003, the Bank opened a branch in Gautier, MS. The Bank has automated teller machines ("ATM") at its Main Office, all branch locations and at numerous non-proprietary locations.

At December 31, 2002, the Bank employed 203 full-time employees and 22 part-time employees.


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

Most of the Bank's business originates from within Harrison, Hancock, Stone and Jackson Counties in Mississippi; however, some business is obtained from Claiborne County and the other counties in southern Mississippi. There has been no material effect upon the Bank's capital expenditures, earnings or competitive position as a result of federal, state or local environmental regulations.

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

SUPPLEMENTAL STATISTICAL INFORMATION

Schedules I-A through VII present certain statistical information regarding the Company. This information is not audited and should be read in conjunction with the Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements found at pages 13 - 35 of the 2002 Annual Report to Shareholders.

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

The comments concerning the provision for loan losses and the allowance for loan losses presented in "Management's Discussion and Analysis" at pages 7 - 12 of the 2002 Annual Report to Shareholders are incorporated herein by reference.


RETURN ON EQUITY AND ASSETS

The information under the captions "Five-Year Comparative Summary of Selected Financial Information" on page 6 and "Management's Discussion and Analysis" on pages 7 - 12 of the 2002 Annual Report are incorporated herein by reference.


DIVIDEND PAYOUT

                                        Years Ended December 31,
                               ----------------------------------------
                                         2002         2001         2000
                               --------------  ----------- ------------
Dividend payout ratio                  42.11%       33.80%       26.58%
                               ==============  =========== ============

                                  SCHEDULE I-A
          Distribution of Average Assets, Liabilities and Shareholders'
                      Equity for the Periods Indicated (2)


Years Ended December 31, (In thousands)                                     2002               2001               2000
------------------------------------------------------------- ------------------  -----------------  -----------------
ASSETS:
Cash and due from financial institutions                      $           34,560  $          33,948  $          32,843
Available for sale securities:
Taxable securities                                                       141,296             86,590             32,535
Non-taxable securities                                                     2,054              3,628              4,055
Other securities                                                           6,511              6,747              6,505
Held to maturity securities:
Taxable securities                                                        19,079             65,783            102,726
Non-taxable securities                                                     5,058              5,829              6,206
Net loans (1)                                                            319,023            353,316            354,794
Federal funds sold                                                        11,677              5,595              1,860
Other assets                                                              30,696             30,498             28,250
                                                              ------------------  -----------------  -----------------
TOTAL ASSETS                                                  $          569,954  $         591,934  $         569,774
                                                              ==================  =================  =================
LIABILITIES AND SHAREHOLDERS' EQUITY:
Non-interest bearing deposits                                 $           77,254  $          69,375  $          78,383
Interest bearing deposits                                                325,135            363,950            325,347
                                                              ------------------  -----------------  -----------------
Total deposits                                                           402,389            433,325            403,730
Federal funds purchased and securities sold under
   agreements to repurchase                                               74,580             66,606             65,094
Other liabilities                                                         12,631             13,560             18,778
                                                              ------------------  -----------------  -----------------
Total liabilities                                                        489,600            513,491            487,602
Shareholders' equity                                                      80,354             78,443             82,172
                                                              ------------------  -----------------  -----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $          569,954  $         591,934  $         569,774
                                                              ==================  =================  =================


(1) Gross loans and discounts, net of unearned income and allowance for loan losses.

(2) All averages are computed on a daily basis with the exception of deposits, which were computed on a monthly basis. Daily averages were not available for deposits.

                                  SCHEDULE I-B
 Average (2) Amount Outstanding for Major Categories of Interest Earning Assets and Interest Bearing Liabilities for the Periods Indicated


Years Ended December 31, (In thousands)                                     2002               2001                2000
------------------------------------------------------------- ------------------  -----------------  ------------------
INTEREST EARNING ASSETS:
Loans (1)                                                     $          324,757  $         358,291  $          359,624
Federal funds sold                                                        11,677              5,595               1,860
Available for sale securities:
Taxable securities                                                       141,296             86,590              32,535
Non-taxable securities                                                     2,054              3,628               4,055
Other securities                                                           6,511              6,747               6,505
Held to maturity securities:
Taxable securities                                                        19,079             65,783             102,726
Non-taxable securities                                                     5,058              5,829               6,206
                                                              ------------------  -----------------  ------------------
TOTAL INTEREST EARNING ASSETS                                 $          510,432  $         532,463  $          513,511
                                                              ==================  =================  ==================

INTEREST BEARING LIABILITIES:
Savings and negotiable interest bearing deposits              $          153,867  $         144,780  $          148,252
Time deposits                                                            171,268            219,170             177,095
Federal funds purchased and securities sold
   under agreements to repurchase                                         74,580             66,606              65,094
Other borrowed funds                                                       6,004              7,152              12,977
                                                              ------------------  -----------------  ------------------
TOTAL INTEREST BEARING LIABILITIES                            $          405,719  $         437,708  $          403,418
                                                              ==================  =================  ==================

(1)  Net of unearned income. Includes nonaccrual loans.

(2) All averages are computed on a daily basis with the exception of deposits, which were computed on a monthly basis. Daily averages were not available for deposits.

                                  SCHEDULE I-C
   Interest Earned or Paid on the Major Categories of Interest Earning Assets and Interest Bearing Liabilities for the Periods Indicated

Years Ended December 31, (In thousands)                             2002                2001               2000
-----------------------------------------------------  -----------------  ------------------ ------------------
INTEREST EARNED ON:
Loans (2)                                              $          20,061  $           28,174 $           33,263
Federal funds sold                                                   196                 204                116
Available for sale securities:
Taxable securities                                                 5,658               4,407              2,047
Non-taxable securities                                               113                 243                311
Other securities                                                     257                 446                204
Held to maturity securities:
Taxable securities                                                   900               3,540              6,081
Non-taxable securities                                               420                 536                507
                                                       -----------------  ------------------ ------------------
TOTAL INTEREST EARNED (1)                              $          27,605  $           37,550 $           42,529
                                                       =================  ================== ==================

INTEREST PAID ON:
Savings and negotiable interest bearing
   deposits                                            $           2,398  $            3,990 $            5,182
Time deposits                                                      5,654              11,707             10,354
Federal funds purchased and securities
   sold under agreements to repurchase                             1,180               2,220              2,986
Other borrowed funds                                                 384                 437                880
                                                       -----------------  ------------------ ------------------
TOTAL INTEREST PAID                                    $           9,616  $           18,354 $           19,402
                                                       =================  ================== ==================

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2002, 2001 and 2000.

(2) Loan fees of $521, $386 and $581 for 2002, 2001 and 2000, respectively, are included in these figures.

                                  SCHEDULE I-D
          Average Interest Rate Earned or Paid for Major Categories of
            Interest Earning Assets and Interest Bearing Liabilities
                            for the Periods Indicated

Years Ended December 31, (In thousands)                           2002          2001            2000
------------------------------------------------------      ----------    ----------      ----------
AVERAGE RATE EARNED ON:
Loans                                                             6.18%         7.86%           9.25%
Federal funds sold                                                1.68          3.65            6.24
Available for sale securities:
Taxable securities                                                4.00          5.09            6.29
Non-taxable securities                                            5.50          6.70            7.67
Other securities                                                  3.95          6.61            3.14
Held to maturity securities:
Taxable securities                                                4.72          5.38            5.92
Non-taxable securities                                            8.30          9.20            8.17
                                                            -----------   ----------      ----------
TOTAL (weighted average rate) (1)                                 5.41%         7.05%           8.28%
                                                            ==========    ==========      ==========

AVERAGE RATE PAID ON:
Savings and negotiable interest bearing
   deposits                                                       1.56%         2.76%           3.50%
Time deposits                                                     3.30          5.34            5.85
Federal funds purchased and securities
   sold under agreements to repurchase                            1.58          3.33            4.59
Other borrowed funds                                              6.40          6.11            6.78
                                                            -----------   ----------      ----------
TOTAL (weighted average rate)                                     2.37%         4.19%           4.81%
                                                            ==========    ==========      ==========

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2002, 2001 and 2000.

                                  SCHEDULE I-E
         Net Interest Earnings and Net Yield on Interest Earning Assets


Years Ended December 31,
  (In thousands except percentages)                                         2002               2001               2000
------------------------------------------------------------- ------------------  -----------------  -----------------
Total interest income (1)                                     $           27,605  $          37,550  $          42,529
Total interest expense                                                     9,616             18,354             19,402
                                                              ------------------  -----------------  -----------------
Net interest earnings                                         $           17,989  $          19,196  $          23,127
                                                              ==================  =================  =================
Net yield on interest earning assets                                        3.52%              3.61%              4.50%
                                                              ==================  =================  =================

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2002, 2001 and 2000.

                                  SCHEDULE I-F
           Analysis of Changes In Interest Income and Interest Expense
                                 (In thousands)

                                                                                                       Attributable to:
                                                                                                   -------------------------
                                                                      Increase                                      Rate /
                                        2002            2001         (Decrease)       Volume          Rate          Volume
                                   ------------     ------------    ------------    ----------     ----------     ----------
INTEREST INCOME:(1)
Loans (2) (3)                      $     20,061     $     28,174    $     (8,113)   $   (2,637)    $   (6,042)    $      566
Federal funds sold                          196              204              (8)          222           (110)          (120)
Available for sale securities:
Taxable securities                        5,658            4,407           1,251         2,784           (940)          (593)
Non-taxable securities                      113              243            (130)         (105)           (43)            18
Other securities                            257              446            (189)          (16)          (180)             7
Held to maturity securities:
Taxable securities                          900            3,540          (2,640)       (2,513)          (437)           310
Non-taxable securities                      420              536            (116)          (71)           (52)             7
                                   ------------     ------------    ------------    ----------     ----------     ----------
Total                              $     27,605           37,550    $     (9,945)   $   (2,336)    $   (7,804)    $      195
                                   ============     ============    ============    ==========     ==========     ==========
INTEREST EXPENSE:
Savings and negotiable
   interest bearing deposits       $      2,398     $      3,990    $     (1,592)   $      250     $   (1,734)    $     (108)
Time deposits                             5,654           11,707          (6,053)       (2,559)        (4,472)           978
Federal funds purchased and
   securities sold under
   agreements to repurchase               1,180            2,220          (1,040)          266         (1,166)          (140)
Other borrowed funds                        384              437             (53)          (70)            20             (3)
                                   ------------     ------------    ------------    ----------     ----------     ----------
Total                              $      9,616     $     18,354    $     (8,738)   $   (2,113)    $   (7,352)    $      727
                                   ============     ============    ============    ==========     ==========     ==========

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2002 and 2001.

(2)  Loan fees are included in these figures.

(3)  Includes interest on nonaccrual loans.

           Analysis of Changes in Interest Income and Interest Expense
                                 (In thousands)

                                                                                                       Attributable to:
                                                                                                   -------------------------
                                                                      Increase                                      Rate /
                                        2001            2000         (Decrease)       Volume          Rate          Volume
                                   ------------     ------------    ------------    ----------     ----------     ----------
INTEREST INCOME:(1)
Loans (2) (3)                      $     28,174     $     33,263    $     (5,089)   $     (123)    $   (4,984)    $       18
Federal funds sold                          204              116              88           233            (48)           (97)
Available for sale securities:
Taxable securities                        4,407            2,047           2,360         3,401           (391)          (650)
Non-taxable securities                      243              311            (68)           (33)           (39)             4
Other securities                            446              204             242             8            226              8
Held to maturity securities:
Taxable securities                        3,540            6,081          (2,541)       (2,187)          (553)           199
Non-taxable securities                      536              507              29           (31)            64             (4)
                                   ------------     ------------    ------------    ----------     ----------     ----------
Total                              $     37,550     $     42,529    $     (4,979)   $    1,268     $   (5,725)    $     (522)
                                   ============     ============    ============    ==========     ==========     ==========
INTEREST EXPENSE:
Savings and negotiable
   interest bearing deposits       $      3,990     $      5,182    $     (1,192)   $     (121)    $   (1,096)    $       25
Time deposits                            11,707           10,354           1,353         2,460           (894)          (213)
Federal funds purchased and
   securities sold under
   agreements to repurchase               2,220            2,986            (766)           69           (816)           (19)
Other borrowed funds                        437              880            (443)         (395)           (87)            39
                                   ------------     ------------    ------------    ----------     ----------     ----------
Total                              $     18,354     $     19,402    $     (1,048)   $    2,013     $   (2,893)    $     (168)
                                   ============     ============    ============    ==========     ==========     ==========

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2001 and 2000.

(2)  Loan fees are included in these figures.

(3)  Includes interest on nonaccrual loans.

                                  SCHEDULE II-A
                              Securities Portfolio
            Book Value of Securities Portfolio at the Dates Indicated

December 31, (In thousands):                                                2002               2001               2000
------------------------------------------------------------- ------------------  -----------------  -----------------
Available for sale securities:
U. S. Government, agency and corporate obligations            $          142,751  $         136,149  $          38,418
States and political subdivisions                                          4,139              1,763              4,881
Other securities                                                           4,594              4,990              4,869
                                                              ------------------  -----------------  -----------------
Total                                                         $          151,484  $         142,902  $          48,168
                                                              ==================  =================  =================

Held to maturity securities:
U. S. Government, agency and corporate obligations            $           12,998  $          32,635  $          91,978
States and political subdivisions                                          4,590              5,644              6,074
                                                              ------------------  -----------------  -----------------
Total                                                         $           17,588  $          38,279  $          98,052
                                                              ==================  =================  =================

                                  SCHEDULE II-B
              Maturity of Securities Portfolio at December 31, 2002
                 And Weighted Average Yields of Such Securities

                                                                      Maturity
                                                       (In thousands except percentage data)
                    ----------------------------------------------------------------------------------------------------------
                                                     After one but               After five but
                         Within one year           within five years            within ten years          After ten years
                    -------------------------- --------------------------  -------------------------- ------------------------
                       Amount        Yield        Amount        Yield         Amount       Yield        Amount       Yield
                    ------------ ------------- ------------  ------------  ------------ ------------- -----------  -----------
Available for
sale securities:
U. S.
Government,
agency and
corporate
obligations         $     42,053       4.45%   $     85,435        3.85%   $     14,263       4.52%   $     1,000       4.44%
States and
political
subdivisions                 115       2.00%            945        2.71%          2,782       3.94%           297       3.85%
Other                                                                                                       4,594       5.28%
                    ------------ ----------    ------------  ----------    ------------ ----------    -----------  ---------
Totals              $     42,168       3.98%   $     86,380        3.84%   $     17,045       4.44%   $     5,891       5.10%
                    ============ ==========    ============  ==========    ============ ==========    ===========  =========
Held to
maturity
securities:
U. S.
Government,
agency and
corporate
obligations         $     11,999       4.88%   $        999        5.25%   $                          $
States and
political
subdivisions                 310       6.25%          2,086        5.80%            372       5.34%         1,822       4.92%
                    ------------ ----------    ------------  ----------    ------------ ----------    -----------  ---------
Totals              $     12,309       4.89%   $      3,085        5.63%   $        372       5.34%   $     1,822       4.92%
                    ============ ==========    ============  ==========    ============ ==========    ===========  =========


Note: The weighted average yields are calculated on the basis of cost. Average yields on investments in states and political subdivisions are based on their contractual yield.

                                 SCHEDULE III-A
                                 Loan Portfolio
                          Loans by Type Outstanding (1)


December 31, (In thousands):                         2002            2001            2000            1999             1998
----------------------------------------  --------------- --------------- ---------------  --------------  ---------------
Real estate, construction                 $        21,534 $        25,636 $        29,269  $       24,793  $        24,836
Real estate, mortgage                             197,478         224,524         235,835         215,726          179,123
Loans to finance agricultural
production and other loans
to farmers                                          7,375           7,241          11,019           8,441           13,493
Commercial and industrial
loans                                              65,946          71,271          79,620          63,104           49,633
Loans to individuals for
household, family and other
consumer expenditures                              15,990          15,068          17,186          16,476           15,717
Obligations of states and
political subdivisions                              3,637           3,233           3,967           2,723            6,809
All other loans                                       336             196             580           1,254            1,904
                                          --------------- --------------- ---------------  --------------  ---------------
Totals                                    $       312,296 $       347,169 $       377,476  $      332,517  $       291,515
                                          =============== =============== ===============  ==============  ===============


(1)  No foreign debt outstanding.

                                 SCHEDULE III-B
                    Maturities and Sensitivity to Changes in
          Interest Rates of the Loan Portfolio as of December 31, 2002

                                                                    Maturity (In thousands)
                                      ------------------------------------------------------------------------------------
                                                                  Over one year
                                               One year or            through 5
                                                      less                years          Over 5 years                Total
                                      -------------------- --------------------  -------------------- --------------------
Loans:
Real estate, construction             $             11,139 $              9,920  $                475 $             21,534
Real estate, mortgage                               49,478              138,609                 9,391              197,478
Loans to finance
agricultural production and
other loans to farmers                               5,210                2,165                                      7,375
Commercial and industrial
loans                                               28,083               35,730                 2,133               65,946
Loans to individuals for
household, family and
other consumer
expenditures                                         8,424                7,336                   230               15,990
Obligations of states and
political subdivisions                                 914                1,081                 1,642                3,637
All other loans                                        321                   15                                        336
                                      -------------------- --------------------  -------------------- --------------------
Totals                                $            103,569 $            194,856  $             13,871 $            312,296
                                      ==================== ====================  ==================== ====================

Loans with pre-determined
interest rates                        $             23,820 $             66,181  $              4,598 $             94,599
Loans with floating
interest rates                                      79,749              128,675                 9,273              217,697
                                      -------------------- --------------------  -------------------- --------------------
Totals                                $            103,569 $            194,856  $             13,871 $            312,296
                                      ==================== ====================  ==================== ====================

                                 SCHEDULE III-C
                              Non-Performing Loans

December 31, (In thousands):                        2002             2001            2000            1999             1998
----------------------------------------  --------------  --------------- ---------------  --------------  ---------------
Loans accounted for on a
non-accrual basis (1)                     $        6,550  $           650 $         3,424  $          100  $           490
Loans which are contractually
past due 90 or more days as to
interest or principal payment,
but are not included above                         2,828            1,732              24           1,238              718


(1) The Bank places loans on a nonaccrual status when, in the opinion of Management, they possess sufficient uncertainty as to timely collection of interest or principal so as to preclude the recognition in reported earnings of some or all of the contractual interest. The amount of interest not accrued on these loans did not have a significant effect on earnings in the years presented.

                                  SCHEDULE IV-A
                          Summary of Loan Loss Expenses
                      (In thousands except percentage data)

                                                    2002             2001            2000            1999             1998
                                          --------------  --------------- ---------------  --------------  ---------------
Average amount of loans
outstanding (1)                           $      324,757  $       358,291 $       359,624  $      304,201  $       268,393
                                          ==============  =============== ===============  ==============  ===============
Balance of allowance for loan
losses at the beginning of period         $        5,658  $         4,568 $         4,338  $        4,382  $         4,435
Loans charged-off:
Commercial, financial and
agricultural                                         139              895           2,088             334              406
Consumer and other                                 1,926            1,079           2,573              74               60
                                          --------------  --------------- ---------------  --------------  ---------------
Total loans charged-off                            2,065            1,974           4,661             408              466
Recoveries of loans previously
charged-off:
Commercial, financial and
agricultural                                          64              230             209             190              361
Consumer and other                                   612              331             490              54               52
                                          --------------  --------------- ---------------  --------------  ---------------
Total recoveries                                     676              561             699             244              413
                                          --------------  --------------- ---------------  --------------  ---------------
Net loans charged-off                              1,389            1,413           3,962             164               53
Provision for loan losses charged
to operating expense                               2,428            2,503           4,192             120
                                          --------------  --------------- ---------------  --------------  ---------------
Balance of allowance for
loan losses at end of period              $        6,697  $         5,658 $         4,568  $        4,338  $         4,382
                                          ==============  =============== ===============  ==============  ===============
Ratio of net charge-offs during
period to average loans
outstanding                                        0.43%            0.39%           1.10%           0.05%            0.02%
                                          ==============  =============== ===============  ==============  ===============


(1)  Net of unearned income.

                                  SCHEDULE IV-B
                   Allocation of the Allowance for Loan Losses


                                         2002                  2001                  2000                 1999                  1998
                         -----------------------------------------------------------------------------------------------------------
                                                                                  % of
                                         % of                  % of                 Loans                 % of                  % of
                                        Loans                 Loans                    to                Loans                 Loans
Balance at December 31,              to Total              to Total                 Total             to Total              to Total
   (In thousands)           Amount      Loans     Amount      Loans      Amount     Loans     Amount     Loans     Amount      Loans
-----------------------  ---------  ---------  ---------  ---------  ----------  -------- ---------- ---------  ---------  ---------
Real estate,
construction             $     245          7  $     256          7  $      260         8 $      289         7  $     292          9
Real estate,
mortgage                     3,770         63      4,260         65       2,913        62      2,647        65      2,674         61
Loans to finance
agricultural
production and
other loans to
farmers                         70          2         72          2         237         3        245         3        247          5
Commercial and
industrial loans             2,425         21        875         20         918        21        859        18        868         17
Loans to individuals
for household,
family and other
consumer
expenditures                   173          5        175          4         200         4        256         5        259          5
Obligations of states
and political
subdivisions                   -0-          1        -0-          1         -0-         1        -0-         1        -0-          2
All other loans                 14          1         15          1          25         1         23         1         23          1
Unallocated                    -0-        N/A          5        N/A          15       N/A         19       N/A         19        N/A
                         ---------  ---------  ---------  ---------  ----------  -------- ---------- ---------  ---------  ---------
Totals                   $   6,697        100  $   5,658        100  $    4,568       100 $    4,338       100  $   4,382        100
                         =========  =========  =========  =========  ==========  ======== ========== =========  =========  =========

                                   SCHEDULE V
                  Summary of Average Deposits and Their Yields


                                                 2002                     2001                         2000
                                   ---------------------------  --------------------------  --------------------------
Years Ended December 31,
(In thousands
except for percentage
data)                                      Amount         Rate     Amount         Rate         Amount         Rate
---------------------------------- -------------- ------------  -------------  -----------  -------------  -----------
Demand deposits in
domestic offices                   $       77,254         N/A  $       69,375          N/A  $      78,383          N/A
Negotiable interest
bearing deposits
in domestic offices                       119,034        1.45%        119,900         2.76%       121,461         3.60%
Savings deposits in
domestic offices                           34,833        1.93%         24,880         2.73%        26,791         3.03%
Time deposits in
domestic offices                          171,268        3.30%        219,170         5.34%       177,095         5.85%
                                   -------------- -----------  --------------  -----------  -------------  -----------
Total deposits                     $      402,389        2.00% $      433,325         3.62% $     403,730         3.85%
                                   ============== ===========  ==============  ===========  =============  ===========

Certificates of deposit outstanding in amounts $100,000 or more (in thousands) by the amount of time remaining until maturity as of December 31, 2002, are as follows:

                        Remaining maturity:
                        3 months or less                               $              39,742
                        Over 3 through 6 months                                       20,003
                        Over 6 months through 12 months                               13,584
                        Over 12 months                                                   735
                                                                       ---------------------
                        Total                                          $              74,064
                                                                       =====================

                                   SCHEDULE VI
                              Short Term Borrowings
                      (In thousands except percentage data)


                                                                 2002             2001              2000
                                                           ----------       ----------        ----------
Amount outstanding at December 31,                         $   67,246       $   82,489        $   65,339
Weighted average interest rate at
December 31,                                                    1.08%            1.62%             5.01%
Maximum outstanding at any month-end
during year                                                $   95,261       $   82,489        $   71,340
Average amount outstanding during year                     $   74,580       $   66,606        $   65,094
Weighted average interest rate                                  1.58%            3.33%             4.59%



Note: Short term borrowings include federal funds purchased from other banks and securities sold under agreements to repurchase.

                                  SCHEDULE VII
                        Interest Sensitivity/Gap Analysis

December 31, 2002 (In                     0 - 3            4 - 12            1 - 5            Over 5
thousands)                                Months           Months            Years            Years            Total
------------------------------------ ----------------  ---------------  ---------------  ---------------- ----------------
ASSETS:
Loans   (1)                          $        220,389  $        14,578  $        66,181  $          4,598 $        305,746
Available for sale securities                  14,502           27,666           86,380            22,936          151,484
Held to maturity securities                     4,100            8,210            3,084             2,194           17,588
                                     ----------------  ---------------  ---------------  ---------------- ----------------
Total assets                         $        238,991  $        50,454  $       155,645  $         29,728 $        474,818
                                     ================  ===============  ===============  ================ ================

FUNDING SOURCES:
Interest bearing deposits            $        223,746  $        66,358  $        22,367  $              4 $        312,475
Long-term funds                                    38              115              777             5,717            6,647
                                     ----------------  ---------------  ---------------  ---------------- ----------------
Total funding sources                $        223,784  $        66,473  $        23,144  $          5,721 $        319,122
                                     ================  ===============  ===============  ================ ================

REPRICING/MATURITY
 GAP:
Period                               $         15,207  $      (16,019)  $       132,501  $         24,007
Cumulative                                     15,207            (812)          131,689           155,696
Period Gap/Total Assets                         3.20%            3.37%           27.91%             5.06%
Cumulative Gap/Total                            3.20%          (0.17)%           27.74%            32.80%
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

ITEM 3 - LEGAL PROCEEDINGS

The information included in Note K to the Consolidated Financial Statements included in the 2002 Annual Report to Shareholders is incorporated herein by reference.

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

None.


                                     PART II

ITEM 5 - MARKET INFORMATION

The information provided on page 40 of the 2002 Annual Report is incorporated herein by reference.

ITEM 6 - SELECTED FINANCIAL DATA

The information under the caption "Five Year Comparative Summary of Selected Financial Information" on page 6 of the 2002 Annual Report is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 7 - 12 of the 2002 Annual Report is incorporated herein by reference.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information under the caption "Quantitative and Qualitative Disclosures about Market Risk" on pages 11 - 12 of the 2002 Annual Report is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The following consolidated financial statements of the Company and consolidated subsidiaries and the independent auditors' report appearing on pages 13 - 36 of the 2002 Annual Report are incorporated herein by reference:

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


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information in Sections II and IX contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 23, 2003, which was filed by the Company in definitive form with the Commission on March 25, 2003, is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

The information in Section V contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 23, 2003, which was filed by the Company in definitive form with the Commission on March 25, 2003, is incorporated herein by reference.

As indicated in Note M: Employee Benefit Plans in the 2002 Annual Report to Shareholders, which is incorporated herein by reference, the Company acquired endorsement split-dollar insurance policies to fund benefits payable upon the death of certain executive officers in the amount of $150,000 each. As of the date of this Form 10-K, the Company has not finalized contracts for the provision of these benefits.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The information in Sections III and IV contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 23, 2003, which was filed by the Company in definitive form with the Commission on March 25, 2003, is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information in Sections V, VI, VII and IX contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 23, 2003, which was filed by the Company in definitive form with the Commission on March 25, 2003, and is incorporated herein by reference.


ITEM 14 - CONTROLS AND PROCEDURES

Based on their evaluation, as of a date within 90 days of the filing date of this Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8 - K

(a) 1. Index of Financial Statements:

          See Item 8.

(a) 2. Index of Financial Schedules:

          All other schedules have been omitted as not applicable or not required or because the information has been included in the financial statements or applicable notes.

(a) 3. Index of Exhibits:

                                                     Incorporated by
                                                       Reference to                                            Exhibit
                                                   Registration or File       Form of          Date of        Number in
                         Description                      Number              Report           Report           Report
             ----------------------------------- ------------------------ ---------------  ---------------  --------------
(3.1)        Articles of                         0-30050                  10/a             6/21/99          3.1
             Incorporation

(3.2)        By-Laws                             0-30050                  10/a             6/21/99          3.2

                                                     Incorporated by
                                                       Reference to                                            Exhibit
                                                   Registration or File       Form of          Date of        Number in
                         Description                      Number              Report           Report           Report
             ----------------------------------- ------------------------ ---------------  ---------------  --------------
(10.1)       Description of Automobile Plan      33-15595                 10-K             12/31/88         10.1

(10.2)       Description of Directors'           33-15595                 10-K             12/31/88         10.2
             Deferred Income Plan

(10.3)       Description of Executive            33-15595                 10-K             12/31/88         10.3
             Supplemental Plan

(10.4)       Split-Dollar Insurance              33-15595                 10-K             12/31/88         10.4
             Agreement

(10.5)       Deferred Compensation  Plan         33-15595                 10-K             12/31/93         10.5

(10.6)       Description of Stock Incentive      33-15595                 10-K             12/31/01         10.6
             Plan

(13)         Annual Report to Shareholders
             for year ended December 31,
             2002 * (c)

(21)         Proxy Statement for Annual
             Meeting of Shareholders to be
             held April 23, 2003

(22)         Subsidiaries of the                 33-15595                 10-K             12/31/88         22
             registrant

(23)         Consent of Certified Public
             Accountants *

(99)         Certifications of Chief
             Executive Officer and Chief
             Financial Officer


(b) Reports on Form 8-K:

No Form 8-K was filed during the fourth quarter of the year ended December 31, 2002. A Form 8-K was filed on February 28, 2003.

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

                                           PEOPLES FINANCIAL CORPORATION
                                                   (Registrant)

                                Date:           March 26, 2003
                                     -------------------------------------------

                                    BY:         /s/ Chevis C. Swetman
                                       -----------------------------------------
                                    Chevis C. Swetman, Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                            BY:              /s/ Chevis C. Swetman
                                -----------------------------------------------
                              Date:              March 26, 2003
                                    --------------------------------------
                   Chevis C. Swetman, Chairman, President and CEO


BY:                                           BY:       /s/ Dan Magruder
   -------------------------------------         ------------------------------
Date:                                         Date:     March 26, 2003
     -----------------------------------           ----------------------------
            Drew Allen, Director                      Dan Magruder, Director


BY:                                           BY:       /s/ Lyle M. Page
   -------------------------------------         ------------------------------
Date:                                         Date:     March 26, 2003
     -----------------------------------           ----------------------------
          Andy Carpenter, Director                   Lyle M. Page, Director


BY:       /s/ Rex E. Kelly                    BY:       /s/ Lauri A. Wood
   -------------------------------------         ------------------------------
Date:     March 26, 2003                      Date:     March 26, 2003
     -----------------------------------           ----------------------------
          Rex E. Kelly, Director                     Lauri A. Wood, Principal
                                                          Financial and
                                                        Accounting Officer

                                 CERTIFICATIONS


I, Chevis C. Swetman, certify that:

1. I have reviewed this annual report on Form 10-K of Peoples Financial Corporation.

2. Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in the annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: March 26, 2003

                         /s/ Chevis C. Swetman
                  -----------------------------------------------
                           Chevis C. Swetman,
                           President and Chief Executive Officer

I, Lauri A. Wood, certify that:

1. I have reviewed this annual report on Form 10-K of Peoples Financial Corporation.

2. Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (the "Evaluation Date"); and

     c) presented in the annual report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


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


Dated: March 26, 2003

                                   /s/ Lauri A. Wood
                                   ---------------------------------------
                                   Lauri A. Wood,
                                   Chief Financial Officer

                                INDEX TO EXHIBITS


                                                     Incorporated by
                                                       Reference to                                            Exhibit
                                                   Registration or File       Form of          Date of        Number in
                         Description                      Number              Report           Report           Report
             ----------------------------------- ------------------------ ---------------  ---------------  --------------
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

(3.2)        By-Laws                             0-30050                  10/a             6/21/99          3.2

(10.1)       Description of Automobile Plan      33-15595                 10-K             12/31/88         10.1

(10.2)       Description of Directors'           33-15595                 10-K             12/31/88         10.2
             Deferred Income Plan

(10.3)       Description of Executive            33-15595                 10-K             12/31/88         10.3
             Supplemental Plan

(10.4)       Split-Dollar Insurance              33-15595                 10-K             12/31/88         10.4
             Agreement

(10.5)       Deferred Compensation  Plan         33-15595                 10-K             12/31/93         10.5

(10.6)       Description of Stock Incentive      33-15595                 10-K             12/31/01         10.6
             Plan

(13)         Annual Report to Shareholders
             for year ended December 31,
             2002 * (c)

(21)         Proxy Statement for Annual
             Meeting of Shareholders to be
             held April 23, 2003

(22)         Subsidiaries of the                 33-15595                 10-K             12/31/88         22
             registrant

(23)         Consent of Certified Public
             Accountants *

(99)         Certifications of Chief
             Executive Officer and Chief
             Financial Officer*

(c) Furnished for the information of the Commission only and not deemed "filed" except for those portions which are specifically incorporated herein.

* Filed herewith.