Form 10-Q
period 2003-03-31
PEOPLES FINANCIAL CORP /MS/
filed 2003-05-13
CIK 770460

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x]    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

       For the quarterly period ended            March 31, 2003
                                      ------------------------------------

                                       or

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               Commission File Number                0-30050
                                      ------------------------------------

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

                    Yes [X]                      No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date. Peoples Financial Corporation has only one class of common stock authorized. At May 1, 2003, there were 15,000,000 shares of $1 par value common stock authorized, and 5,567,415 shares issued and outstanding.

                                     PART I
                             FINANCIAL INFORMATION
                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

March 31, December 31, and March 31,                     2003             2002             2002
------------------------------------                 ------------     ------------     ------------
ASSETS

  Cash and due from banks                            $ 60,539,875     $ 39,654,247     $ 28,817,023

  Held to maturity securities, market value of
    $13,132,000 - March 31, 2003;
    $18,026,000 - December 31, 2002;
    $27,553,000 - March 31, 2002                       12,786,448       17,587,690       27,036,649

  Available for sale securities, at market value      191,386,475      151,483,997      152,667,409

  Federal Home Loan Bank stock, at cost                 1,940,300        1,927,000        1,884,600

  Federal funds sold                                    1,600,000                        17,650,000

  Loans                                               298,156,093      312,296,263      328,057,936

    Less: Allowance for loan losses                     6,343,099        6,696,911        6,005,479
                                                     ------------     ------------     ------------
             Loans, net                               291,812,994      305,599,352      322,052,457

  Bank premises and equipment, net of
    accumulated depreciation of $15,446,000 -
    March 31, 2003; $14,960,000 - December 31,
    2002; and $13,612,000 - March 31, 2002             17,863,459       17,059,400       17,864,255

  Other real estate                                     1,721,780        1,195,720        1,663,226

  Accrued interest receivable                           3,039,082        2,858,190        3,301,387

  Other assets                                         12,894,073       12,773,580        5,966,749
                                                     ------------     ------------     ------------
TOTAL ASSETS                                         $595,584,486     $550,139,176     $578,903,755
                                                     ============     ============     ============

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                                   (Unaudited)

March 31, December 31, and March 31,                         2003                2002                2002
------------------------------------                    --------------      --------------      --------------
LIABILITIES & SHAREHOLDERS' EQUITY

LIABILITIES:

  Deposits:

    Demand, non-interest bearing                        $   87,126,693      $   75,698,316      $   74,319,213

    Savings and demand, interest bearing                   184,214,635         164,954,932         163,052,165

    Time, $100,000 or more                                  71,960,009          74,064,356         103,211,827

    Other time deposits                                     72,316,265          73,456,208          77,395,168
                                                        --------------      --------------      --------------
    Total deposits                                         415,617,602         388,173,812         417,978,373

  Accrued interest payable                                     381,556             300,042             716,072

  Federal funds purchased and securities sold under
    agreements to repurchase                                84,709,032          67,245,703          69,498,290

  Borrowings from Federal Home Loan Bank                     6,332,874           6,313,077           5,567,196

  Notes payable                                                310,850             334,371             398,586

  Other liabilities                                          5,875,627           6,040,565           5,043,493
                                                        --------------      --------------      --------------
  TOTAL LIABILITIES                                        513,227,541         468,407,570         499,202,010

SHAREHOLDERS' EQUITY:

  Common Stock, $1 par value, 15,000,000 shares
    authorized, 5,567,415, 5,583,472 and 5,604,439
    shares issued and outstanding at March 31,
    2003, December 31, 2002 and March 31, 2002,
    respectively                                             5,567,415           5,583,472           5,604,439

  Surplus                                                   65,780,254          65,780,254          65,780,254

  Undivided profits                                          9,346,122           8,510,341           7,532,978

  Unearned compensation                                       (131,043)           (143,043)           (174,043)

  Accumulated other comprehensive income                     1,794,197           2,000,582             958,117
                                                        --------------      --------------      --------------
  TOTAL SHAREHOLDERS' EQUITY                                82,356,945          81,731,606          79,701,745
                                                        --------------      --------------      --------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $  595,584,486      $  550,139,176      $  578,903,755
                                                        ==============      ==============      ==============



See Independent Accountants' Review Report and Selected Notes to Condensed Consolidated Financial Statements.

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

For the Quarters Ended March 31,                               2003           2002
--------------------------------                            ----------     ----------
INTEREST INCOME:

  Interest and fees on loans                                $4,543,327     $5,028,390

  Interest and dividends on investments:

    U. S. Treasury                                             321,438        333,263

    U. S. Government agencies and corporations               1,291,276      1,478,977

    States and political subdivisions                           86,734         94,067

    Other investments                                          120,197        120,999

  Interest on federal funds sold                                47,487         62,212
                                                            ----------     ----------
  TOTAL INTEREST INCOME                                      6,410,459      7,117,908
                                                            ----------     ----------
INTEREST EXPENSE:

  Time deposits of $100,000 or more                            402,891      1,046,841

  Other deposits                                               940,562      1,378,521

  Borrowings from Federal Home Loan Bank                        98,271         90,948

  Mortgage indebtedness                                          1,960          2,167

  Federal funds purchased and securities sold under
    agreements to repurchase                                   241,348        317,869
                                                            ----------     ----------
  TOTAL INTEREST EXPENSE                                     1,685,032      2,836,346
                                                            ----------     ----------
NET INTEREST INCOME                                          4,725,427      4,281,562

Provision for losses on loans                                  178,640        445,226
                                                            ----------     ----------
NET INTEREST INCOME AFTER PROVISION FOR LOSSES ON LOANS     $4,546,787     $3,836,336
                                                            ----------     ----------

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Continued)
                                   (Unaudited)


For the Quarters Ended March 31,                         2003           2002
--------------------------------                      ----------     ----------
OTHER OPERATING INCOME:

  Trust department income and fees                    $  363,211     $  247,642

  Service charges on deposit accounts                  1,687,066      1,617,405

  Other service charges, commissions and fees             65,517         67,978

  Other income                                           329,234        961,409
                                                      ----------     ----------
  TOTAL OTHER OPERATING INCOME                         2,445,028      2,894,434
                                                      ----------     ----------
OTHER OPERATING EXPENSE:

  Salaries and employee benefits                       2,888,736      3,224,729

  Net occupancy                                          316,940        340,041

  Equipment rentals, depreciation and maintenance        775,717        694,594

  Other expense                                        1,626,671      1,577,366
                                                      ----------     ----------
  TOTAL OTHER OPERATING EXPENSE                        5,608,064      5,836,730
                                                      ----------     ----------
INCOME BEFORE INCOME TAXES                             1,383,751        894,040

Income taxes                                             346,580        227,480
                                                      ----------     ----------
NET INCOME                                            $1,037,171     $  666,560
                                                      ==========     ==========



See Independent Accountants' Review Report and Selected Notes to Condensed Consolidated Financial Statements.

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                                          Accumulated
                          # of                                                               Other
                         Common      Common                  Undivided      Unearned     Comprehensive  Comprehensive
                         Shares      Stock       Surplus      Profits     Compensation      Income         Income         Total
                       ----------  ----------  -----------  -----------   ------------   -------------  -------------  -----------
BALANCE,
JANUARY 1, 2002         5,620,239  $5,620,239  $65,780,254  $ 7,052,559   $   (174,043)  $   1,790,017                 $80,069,026

Comprehensive Income:

Net income                                                      666,560                                 $     666,560      666,560

Net unrealized
loss on
available for
sale securities,
net of tax                                                                                    (724,495)      (724,495)    (724,495)

Reconciliation
adjustment for
available for
sale securities
called or sold
in the current                                                                                (107,405)      (107,405)    (107,405)
year, net of tax
                                                                                                        -------------
Total comprehensive
income                                                                                                  $    (165,340)
                                                                                                        =============
Issuance of
stock for stock
incentive plan              7,142       7,142                    92,846                                                     99,988

Retirement of
common stock              (22,942)    (22,942)                 (278,987)                                                  (301,929)
                       ----------  ----------  -----------  -----------   ------------   -------------                 -----------
BALANCE,
MARCH 31, 2002          5,604,439  $5,604,439  $65,780,254  $ 7,532,978   $   (174,043)  $     958,117                 $79,701,745
                       ==========  ==========  ===========  ===========   ============   =============                 ===========

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)
                                   (Unaudited)

                                                                                       Accumulated
                        # of                                                              Other
                       Common      Common                  Undivided     Unearned     Comprehensive  Comprehensive
                       Shares      Stock       Surplus      Profits    Compensation      Income         Income         Total
                     ----------  ----------  -----------  -----------  ------------   -------------  -------------  -----------
BALANCE,
JANUARY 1, 2003       5,583,472  $5,583,472  $65,780,254  $ 8,510,341  $   (143,043)  $   2,000,582                 $81,731,606

Comprehensive
Income:

Net income                                                  1,037,171                                $   1,037,171    1,037,171

Net unrealized
loss on
available for
sale securities,
net of tax                                                                                 (174,835)      (174,835)    (174,835)

Reclassification
adjustment for
available for
sale securities
called or sold
in current
year, net of tax                                                                            (31,550)       (31,550)     (31,550)
                                                                                                     -------------
Total comprehensive
loss                                                                                                 $     830,786
                                                                                                     =============
Allocation of
ESOP shares                                                                  12,000                                      12,000

Retirement of
common stock            (16,057)    (16,057)                 (201,390)                                                 (217,447)
                     ----------  ----------  -----------  -----------  ------------   -------------                 -----------
BALANCE,
MARCH 31, 2003        5,567,415  $5,567,415  $65,780,254  $ 9,346,122  $   (131,043)  $   1,794,197                 $82,356,945
                     ==========  ==========  ===========  ===========  ============   =============                 ===========



See Independent Accountants' Review Report and Selected Notes to Condensed Consolidated Financial Statements.

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

For the Quarters Ended March 31,                                          2003              2002
--------------------------------                                      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                                          $  1,037,171      $    666,560

  Adjustments to reconcile net income to net cash provided by operating activities:

      Gain on sales of other real estate                                   (24,500)           (9,500)

      Gain on sale of available for sale securities                                         (152,203)

      Stock incentive plan                                                                    99,988

      Depreciation                                                         486,000           453,000

      Provision for losses on loans                                        178,640           445,226

      Provision for losses on other real estate                             73,440           112,640

      Changes in assets and liabilities:

        Accrued interest receivable                                       (180,892)          427,463

        Other assets                                                       173,222           870,308

        Accrued interest payable                                            81,514           102,310

        Other liabilities                                                  345,062           596,928
                                                                      ------------      ------------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                             2,169,657         3,612,720
                                                                      ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from maturities and calls of held to maturity
   securities                                                            4,801,242        11,300,000

  Investment in held to maturity securities                                                  (57,687)

  Proceeds from maturities, sales and calls of available for sale
   securities                                                           35,552,547        31,028,292

  Investment in available for sale securities                          (75,768,509)      (41,899,873)

  Investment in Federal Home Loan Bank                                     (13,300)          (14,100)

  Proceeds from sales of other real estate                                 175,000           170,000

  Loans, net decrease                                                   12,857,718        18,876,034

  Acquisition of premises and equipment                                 (1,290,059)         (199,347)

  Federal funds sold                                                    (1,600,000)      (17,650,000)

  Other assets                                                             (26,599)           66,680
                                                                      ------------      ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                   $(25,311,960)     $  1,619,999
                                                                      ============      ============

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)

For the Quarters Ended March 31,                              2003              2002
--------------------------------                          ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Demand and savings deposits, net increase               $ 30,688,080      $ 15,907,516

  Time deposits, net decrease                               (3,244,290)      (10,471,805)

  Principal payments on notes                                  (11,521)          (10,464)

  Notes payable                                                                   72,799

  Borrowings from Federal Home Loan Bank                        19,797            18,208

  Retirement of common stock                                  (217,447)         (301,929)

  Cash dividends                                              (670,017)         (674,428)

  Federal funds purchased and securities sold under
   agreements to repurchase, net decrease                   17,463,329       (12,990,569)
                                                          ------------      ------------
 NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        44,027,931        (8,450,672)
                                                          ------------      ------------
NET INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS       20,885,628        (3,217,953)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              39,654,247        32,034,976
                                                          ------------      ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                  $ 60,539,875      $ 28,817,023
                                                          ============      ============



See Independent Accountants' Review Report and Selected Notes to Condensed Consolidated Financial Statements.

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
          SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 For the Quarters Ended March 31, 2003 and 2002


1. The accompanying unaudited condensed consolidated financial statements have been prepared with the accounting policies in effect as of December 31, 2002 as set forth in the Notes to the Consolidated Financial Statements of Peoples Financial Corporation and Subsidiaries (the Company). In the opinion of Management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included and are of a normal recurring nature. The accompanying unaudited consolidated financial statements have been prepared also in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2. The results of operations for the quarter ended March 31, 2003, are not necessarily indicative of the results to be expected for the full year. Per share data is based on the weighted average shares of common stock outstanding of 5,569,913 and 5,621,390 for the quarters ended March 31, 2003 and 2002, respectively.

3. At March 31, 2003 and 2002, the total recorded investment in impaired loans amounted to $8,200,000 and $7,544,000, respectively. The average recorded investment in impaired loans amounted to approximately $8,189,000 and $7,549,000 at March 31, 2003 and 2002, respectively. The amount of that recorded investment in impaired loans for which there is a related allowance for loan losses was $8,200,000 at March 31, 2003. The allowance for losses related to these loans amounted to approximately $840,000 at March 31, 2003. The amount of interest not accrued on these loans amounted to approximately $72,000 for the quarter ended March 31, 2003. The amount of interest not accrued on these loans for the quarter ended March 31, 2002 was not material.

4. Transactions in the allowance for loan losses were as follows:

                                    For the              For the               For the
                                 Quarter Ended          Year Ended          Quarter Ended
                                 March 31, 2003      December 31, 2002      March 31, 2002
                                 --------------      -----------------      --------------
Balance, beginning of period     $    6,696,911      $       5,658,210      $    5,658,210

Provision for loan losses               178,640              2,428,000             445,226

Recoveries                              181,786                675,491             189,261

Loans charged off                      (714,238)            (2,064,790)           (287,218)
                                 --------------      -----------------      --------------
Balance, end of period           $    6,343,099      $       6,696,911      $    6,005,479
                                 ==============      =================      ==============

5. The Company has defined cash and cash equivalents to include cash and due from banks. The Company paid $1,604,000 and $2,734,000 for the quarters ended March 31, 2003 and 2002, respectively, for interest on deposits and borrowings. Income tax payments of $277,000 and $75,000 were made during the quarters ended March 31, 2003 and 2002, respectively.

Loans transferred to other real estate amounted to $750,000 and $137,000 for the quarters ended March 31, 2003 and 2002, respectively. The income tax effect on the accumulated other comprehensive income was ($106,000) and ($429,000) at March 31, 2003 and 2002, respectively.

6. Certain reclassifications, which had no effect on prior year net income, have been made to the prior period statements to conform to current year presentation.

                     Independent Accountants' Review Report



Board of Directors
Peoples Financial Corporation
Biloxi, Mississippi

We have reviewed the accompanying condensed consolidated balance sheets of Peoples Financial Corporation as of March 31, 2003, March 31, 2002 and December 31, 2002, and the related condensed consolidated statements of income, shareholders' equity, and cash flows for the three months ended March 31, 2003 and March 31, 2002. These financial statements are the responsibility of the Company's management.

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

May 9, 2003
Biloxi, Mississippi

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following presents Management's discussion and analysis of the consolidated financial condition and results of operations of Peoples Financial Corporation and Subsidiaries (the Company) for the quarters ended March 31, 2003 and 2002. These comments highlight the significant events and should be considered in combination with the Condensed Consolidated Financial Statements included in this report on Form 10-Q.

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

OVERVIEW

During the first quarter of 2003, net income was $1,037,000 compared with $667,000 for the first quarter of 2002. Net interest income improved from $4,282,000 for the first quarter of 2002 to $4,725,000 for the first quarter of 2003 as the Company continues its interest rate management policies begun in 2002, particularly with respect to rates paid on deposits. The provision for loan losses was $179,000 for the first quarter of 2003 compared with a provision of $445,000 for the first quarter of 2002 as discussed in Management's Discussion and Analysis.

The following schedule compares financial highlights for the quarters ended March 31, 2003 and 2002:

For the quarters ended March 31,              2003            2002
--------------------------------           ----------      ----------
Net income per share                       $     0.19      $     0.12

Book value per share                       $    14.79      $    14.22

Return on average total assets                    .72%            .45%

Return on average shareholders' equity           5.06%           3.34%

Allowance for loan losses as a % of
loans, net of unearned discount                  2.13%           1.83%


FINANCIAL CONDITION

HELD TO MATURITY SECURITIES

Held to maturity securities decreased $14,250,000 at March 31, 2003, compared with March 31, 2002, as a result of the management of the Company's liquidity position. As funds were available from the maturity of these securities, they were generally invested in short term U. S. Government Agency securities, which have been classified as available for sale. Gross unrealized gains for held to maturity securities were $346,000 and $508,000 at March 31, 2003 and 2002, respectively, and gross unrealized losses for held to maturity securities were $12,000 at March 31, 2002. The following schedule reflects the mix of the held to maturity investment portfolio at March 31, 2003 and 2002:

March 31,                               2003                           2002
---------                     ------------------------      ------------------------
                                 Amount           %            Amount           %
                              ------------     -------      ------------     -------
U. S. Treasury                $  3,998,600       31.30%     $  9,992,703       36.90%

U. S. Government agencies        5,000,000       39.10%       11,502,925       42.50%

States and political
 subdivisions                    3,787,848       29.60%        5,541,021       20.60%
                              ------------     -------      ------------     -------
Totals                        $ 12,786,448      100.00%     $ 27,036,649      100.00%
                              ============     =======      ============     =======

AVAILABLE FOR SALE SECURITIES

Available for sale securities increased $38,719,000 at March 31, 2003, compared with March 31, 2002, in the management of the Company's liquidity position, as discussed above. Gross unrealized gains were $2,764,000 and $1,792,000 and gross unrealized losses were $57,000 and $347,000 at March 31, 2003 and 2002, respectively. The following schedule reflects the mix of available for sale securities at March 31, 2003 and 2002:

March 31,                                2003                          2002
---------                     ------------------------      ------------------------
                                 Amount           %            Amount           %
                              ------------     -------      ------------     -------
U. S. Treasury                $ 55,590,905       29.10%     $ 42,960,506       28.10%

U. S. Government agencies      126,527,811       66.10%      103,529,540       67.80%

States and political
 subdivisions                    4,685,087        2.40%        1,548,215        1.00%

Other securities                 4,582,672        2.40%        4,629,148        3.10%
                              ------------     -------      ------------     -------
Totals                        $191,386,475      100.00%     $152,667,409      100.00%
                              ============     =======      ============     =======

FEDERAL FUNDS SOLD

Federal funds sold were $1,600,000 at March 31, 2003, as a direct result of the management of the bank subsidiary's liquidity position.

LOANS

Loans decreased $29,902,000 at March 31, 2003, as compared with March 31, 2002, as a result of the decreased loan demand in the Company's trade area, which in turn was due to a softening of the local economy. The Company anticipates that this demand will continue to be flat into the second quarter of 2003.

OTHER ASSETS

Other assets increased $6,927,000 at March 31, 2003, as compared with March 31, 2002, primarily due to the investment of $5,000,000 in bank owned life insurance during the third quarter of 2002.

DEPOSITS

Total deposits decreased $2,361,000 at March 31, 2003, as compared with March 31, 2002. Significant increases or decreases in total deposits and/or significant fluctuations among the different types of deposits from quarter to quarter are anticipated by Management as customers in the casino industry and county and municipal areas reallocate their resources periodically. As discussed above, the Company has managed its funds including planning the timing and classification of investment maturities and using other funding sources and their maturity so as to achieve appropriate liquidity. Specifically, the Company obtained brokered deposits of $30,000,000 during 2000. At March 31, 2003, brokered deposits amounted to $5,000,000.

ACCRUED INTEREST PAYABLE

Accrued interest payable decreased $335,000 at March 31, 2003, as compared with March 31, 2002, due to the decline in interest rates paid on deposits.

FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Federal funds purchased and securities sold under agreements to repurchase increased $15,211,000 at March 31, 2003, as compared with March 31, 2002, as the result of the management of the Company's liquidity position and the reallocation of funds by certain customers between deposit products and non-deposit products.

BORROWINGS FROM FEDERAL HOME LOAN BANK

The Company acquired funds from the Federal Home Loan Bank in the management of its liquidity position.

SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY

Strength, security and stability have been the hallmark of the Company since its founding in 1985 and of its bank subsidiary since its founding in 1896. A strong capital foundation is fundamental to the continuing prosperity of the Company and the security of its customers and shareholders. One measure of capital adequacy is the primary capital ratio which was 15.31% at March 31, 2003, as compared with 14.56% at March 31, 2002. These ratios are well above the regulatory minimum of 6.00%. Management continues to emphasize the importance of maintaining the appropriate capital levels of the Company.

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

         Net Interest Earnings and Net Yield on Interest Earning Assets

Quarters Ended March 31,
(In thousands, except percentages)          2003            2002
----------------------------------       ----------      ----------
Total interest income (1)                $    6,454      $    7,166

Total interest expense                        1,685           2,836
                                         ----------      ----------
  Net interest earnings                  $    4,769      $    4,330
                                         ==========      ==========
Net yield on interest earning assets           3.86%           3.26%
                                         ==========      ==========

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2003 and 2002.

The schedule on page 17 provides an analysis of the change in total interest income and total interest expense for the quarters ended March 31, 2003 and 2002. Changes in interest income are generally attributable to changes in volume related to interest-earning assets. Changes in interest expense, while impacted by changes in volume related to interest-bearing liabilities, were heavily impacted by the decrease in the cost of funds during these time periods.

           Analysis of Changes in Interest Income and Interest Expense
                                 (In Thousands)


                                                                                                     Attributable To:
                                                                                         ------------------------------------------
                                      For the            For the
                                   Quarter Ended      Quarter Ended       Increase                                          Rate/
                                   March 31, 2003     March 31, 2002     (Decrease)        Volume           Rate           Volume
                                   --------------     --------------     ----------      ----------      ----------      ----------
INTEREST INCOME: (1)

Loans (2) (3)                      $        4,543     $        5,028     $     (485)     $     (444)     $      (45)     $        4

Federal funds sold                             47                 62            (15)            (40)             68             (43)

Held to maturity:

Taxable                                       234                354           (120)           (209)            217            (128)

Non-taxable                                    79                112            (33)            (32)             (2)              1

Available for sale:

Taxable                                     1,379              1,460            (81)            205            (251)            (35)

Non-taxable                                    52                 30             22              49             (10)            (17)

Other                                         120                120                             (1)              1
                                   --------------     --------------     ----------      ----------      ----------      ----------
Total                              $        6,454     $        7,166     $     (712)     $     (472)     $      (22)     $     (218)
                                   ==============     ==============     ==========      ==========      ==========      ==========
INTEREST EXPENSE:

Savings and
demand, interest
bearing                            $          440     $          655     $     (215)     $      (59)     $     (172)     $       16

Time deposits                                 904              1,770           (866)           (445)           (562)            141

Federal funds
purchased and
securities sold
under agreements to
repurchase                                    241                318            (77)             13             (87)             (3)

Borrowings from FHLB                           98                 91              7              13              (5)             (1)

Mortgage
indebtedness                                    2                  2                             (1)              1
                                   --------------     --------------     ----------      ----------      ----------      ----------
Total                              $        1,685     $        2,836     $   (1,151)     $     (479)     $     (825)     $      153
                                   ==============     ==============     ==========      ==========      ==========      ==========

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2003 and 2002.

(2) Loan fees are included in these figures.

(3) Includes nonaccrual loans.

PROVISION FOR LOAN LOSSES

Management continuously monitors the Company's relationships with its loan customers, especially those in concentrated industries such as seafood, gaming and hotel/motel, and their direct and indirect impact on its operations. A thorough analysis of current economic conditions and the quality of the loan portfolio are conducted on a quarterly basis. These analyses are utilized in the computation of the adequacy of the allowance for loan losses. Based on these analyses, the Company provided $445,000 for loan losses primarily to address potential losses from one credit, during the first quarter of 2002 and provided $179,000 for the first quarter of 2003. The Company expects to provide for its loan loss provision on a monthly basis throughout the remaining quarters of 2003 at a similar level.

OTHER INCOME

Other income decreased $632,000 for the quarter ended March 31, 2003 as compared with the quarter ended March 31, 2002, primarily as a result of income from the proceeds from whole life insurance owned by the bank subsidiary in the prior year.

SALARIES AND EMPLOYEE BENEFITS

Salaries and employee benefits decreased $336,000 for the quarter ended March 31, 2003, as compared with the quarter ended March 31, 2002. In the first quarter of 2002, the Company had additional compensation expense as a result of the stock incentive plan, which has subsequently been terminated, and the accrual for deferred compensation benefits due to the beneficiary of a deceased employee.

LIQUIDITY

Liquidity represents the Company's ability to adequately provide funds to satisfy demands from depositors, borrowers and other commitments by either converting assets to cash or accessing new or existing sources of funds. Management monitors these funds requirements in such a manner as to satisfy these demands and provide the maximum earnings on its earning assets. Deposits, payments of principal and interest on loans, proceeds from maturities of investment securities and earnings on investment securities are the principal sources of funds for the Company. As discussed previously, the Company has utilized non-traditional sources of funds including brokered certificates and borrowings from the Federal Home Loan Bank. These additional sources have allowed the Company to satisfy its liquidity needs. The Company will continue to utilize these sources of funds throughout 2003, as necessary.

ITEM 4: CONTROLS AND PROCEDURES

Based on their evaluation, as of a date within 90 days of the filing date of this Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-14( c) and 15d-14 ( c) under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART II
                                OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Shareholders of the Company was held on April 23,
2003.

(b) The following five directors were elected at the meeting to hold office for a term of one year:

                         Approve        Disapprove
                      ------------     ------------
Drew Allen            4,636,014.128      40,188.306
Rex E. Kelly          4,636,014.128      40,188.306
Dan Magruder          4,636,014.128      40,188.306
Lyle M. Page          4,635,774.128      40,188.306
Chevis C. Swetman     4,636,014.128      40,188.306

Of the 5,568,415 shares outstanding and eligible to vote on April 23, shares not voted amounted to 892,260.566.


Item 5 - Other Information

Effective March 31, 2003, Andy Carpenter resigned from his positions as Executive Vice President of the Company and as a member of the Company's Board of Directors. An Executive Severance Agreement, which provides certain early retirement benefits and non-competition obligations of Mr. Carpenter, was executed between Mr. Carpenter and the Company.

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 23: Consent of Certified Public Accountants

Exhibit 99: Certifications of Chief Executive Officer and Chief Financial
            Officer

(b) Reports on Form 8-K

A Form 8-K was filed on February 28, 2003.

                                   SIGNATURES

Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          PEOPLES FINANCIAL CORPORATION
                                  (Registrant)

                     Date:        May 13, 2003
                           --------------------------

                     By:     /s/ Chevis C. Swetman
                           --------------------------
                               Chevis C. Swetman
                Chairman, President and Chief Executive Officer



                     Date:        May 13, 2003
                           --------------------------

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


Dated: May 13, 2003

                                       /s/ Chevis C. Swetman
                                       -----------------------------------------
                                           Chevis C. Swetman,
                                           President and Chief Executive Officer

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


Dated: May 13, 2003
                                            /s/ Lauri A. Wood
                                            ------------------------------------
                                                Lauri A. Wood,
                                                Chief Financial Officer

                                INDEX TO EXHIBITS


EXHIBIT NO.             DESCRIPTION
-----------             -----------
Exhibit 23:             Consent of Certified Public Accountants

Exhibit 99:             Certifications of Chief Executive Officer and Chief
                        Financial Officer