Form 10-Q
period 2003-06-30
PEOPLES FINANCIAL CORP /MS/
filed 2003-08-13
CIK 770460

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2003
                                        ----------------------------------------

                                       or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                 Commission File Number 0-30050
                                        ----------------------------------------

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

Peoples Financial Corporation has only one class of common stock authorized. At July 31, 2003, there were 15,000,000 shares of $1 par value common stock authorized, and 5,560,897 shares issued and outstanding.

                                     PART I
                              FINANCIAL INFORMATION
                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

June 30, December 31, and June 30,                         2003             2002             2002
----------------------------------                     ------------     ------------     ------------

ASSETS

  Cash and due from banks                              $ 42,351,377     $ 39,654,247     $ 34,279,455

  Available for sale securities                         206,735,490      151,483,997      145,853,839

  Held to maturity securities, market value of
    $10,955,000 - June 30, 2003;
    $18,026,000 - December 31, 2002;
    $22,860,000 - June 30, 2002                          10,635,491       17,587,690       22,284,964

  Federal Home Loan Bank Stock, at cost                   1,952,200        1,927,000        1,898,500

  Federal funds sold                                                                       32,950,000

  Loans                                                 294,927,203      312,296,263      321,315,212

    Less: Allowance for loan losses                       6,446,375        6,696,911        6,139,267
                                                       ------------     ------------     ------------

          Loans, net                                    288,480,828      305,599,352      315,175,945

  Bank premises and equipment, net of
    accumulated depreciation of $15,602,000 -
    June 30, 2003; $14,960,000 - December 31,
    2002; and $14,079,000 - June 30, 2002                18,121,353       17,059,400       17,492,344

  Other real estate                                       1,569,772        1,195,720        1,307,861

  Accrued interest receivable                             3,149,089        2,858,190        2,896,104

  Other assets                                           12,414,622       12,773,580        6,194,993
                                                       ------------     ------------     ------------

TOTAL ASSETS                                           $585,410,222     $550,139,176     $580,334,005
                                                       ============     ============     ============

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                                   (Unaudited)


June 30, December 31, and June 30,                          2003                2002                2002
----------------------------------                     --------------      --------------      --------------

LIABILITIES & SHAREHOLDERS' EQUITY

LIABILITIES:

  Deposits:

    Demand, non-interest bearing                       $   83,347,873      $   75,698,316      $   76,328,355

    Savings and demand, interest bearing                  163,409,436         164,954,932         156,103,639

    Time, $100,000 or more                                 73,145,277          74,064,356         103,607,691

    Other time deposits                                    70,326,992          73,456,208          76,173,464
                                                       --------------      --------------      --------------

    Total deposits                                        390,229,578         388,173,812         412,213,149

  Accrued interest payable                                    263,713             300,042             578,011

  Federal funds purchased and securities
  sold under agreements to repurchase                      87,676,188          67,245,703          74,975,144

  Borrowings from the Federal Home Loan Bank               16,719,145           6,313,077           5,754,701

  Notes payable                                               287,271             334,371             372,612

  Other liabilities                                         6,583,700           6,040,565           5,905,713
                                                       --------------      --------------      --------------

  TOTAL LIABILITIES                                       501,759,595         468,407,570         499,799,330

SHAREHOLDERS' EQUITY:

  Common Stock, $1 par value, 15,000,000
    shares authorized, 5,561,211, 5,583,472
    and 5,600,666 shares issued and
    outstanding at June 30, 2003,
    December 31, 2002 and June 30, 2002,
    respectively                                            5,561,211           5,583,472           5,600,666

  Surplus                                                  65,780,254          65,780,254          65,780,254

  Undivided profits                                         9,572,871           8,510,341           7,519,298

  Unearned compensation                                      (119,043)           (143,043)           (159,043)

  Accumulated other comprehensive income                    2,855,334           2,000,582           1,793,500
                                                       --------------      --------------      --------------

  TOTAL SHAREHOLDERS' EQUITY                               83,650,627          81,731,606          80,534,675
                                                       --------------      --------------      --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $  585,410,222      $  550,139,176      $  580,334,005
                                                       ==============      ==============      ==============


See Selected Notes to Condensed Consolidated Financial Statements.

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                For The Quarters Ended June 30,   For The Six Months Ended June 30,
                                                -------------------------------   ---------------------------------

                                                     2003             2002             2003             2002
                                                 ------------     ------------     ------------     ------------

INTEREST INCOME:

  Interest and fees on loans                     $  4,395,365     $  5,101,836     $  8,938,692     $ 10,130,226

  Interest and dividends on investments:

    U. S. Treasury                                    326,854          359,933          648,292          693,196

    U. S. Government agencies and
    corporations                                    1,499,454        1,380,876        2,790,730        2,859,853

    States and political subdivisions                  90,738           90,867          177,472          184,934

    Other investments                                  13,466           14,146          133,663          135,145

  Interest on federal funds sold                        6,302           44,868           53,789          107,080
                                                 ------------     ------------     ------------     ------------

TOTAL INTEREST INCOME                               6,332,179        6,992,526       12,742,638       14,110,434

INTEREST EXPENSE:

  Time deposits of $100,000 or more                   370,051          877,127          772,942        1,923,968

  Other deposits                                      889,233        1,323,220        1,829,795        2,701,741

  Mortgage indebtedness                                 1,903            2,122            3,863            4,289

  Borrowings from Federal Home Loan
    Bank                                              108,877           90,991          207,148          181,939

  Federal funds purchased and securities
    sold under agreements to repurchase               253,691          303,335          495,039          621,204
                                                 ------------     ------------     ------------     ------------

TOTAL INTEREST EXPENSE                              1,623,755        2,596,795        3,308,787        5,433,141
                                                 ------------     ------------     ------------     ------------

NET INTEREST INCOME                                 4,708,424        4,395,731        9,433,851        8,677,293

Provision for losses on loans                         139,105          167,709          317,745          612,935
                                                 ------------     ------------     ------------     ------------

NET INTEREST INCOME AFTER PROVISION
  FOR LOSSES ON LOANS                               4,569,319        4,228,022        9,116,106        8,064,358
                                                 ------------     ------------     ------------     ------------

OTHER OPERATING INCOME:

  Trust department income and fees                    397,801          235,367          761,012          483,009

  Service charges on deposit accounts               1,751,556        1,661,928        3,438,622        3,279,333

  Other service charges, commissions
    and fees                                           68,401           70,071          133,918          138,049

  Other income                                        268,930          153,759          598,164        1,115,168
                                                 ------------     ------------     ------------     ------------

TOTAL OTHER OPERATING INCOME                     $  2,486,688     $  2,121,125     $  4,931,716     $  5,015,559
                                                 ------------     ------------     ------------     ------------

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (continued)
                                   (Unaudited)

                                                For The Quarters Ended June 30,   For The Six Months Ended June 30,
                                                -------------------------------   ---------------------------------

                                                     2003             2002             2003             2002
                                                 ------------     ------------     ------------     ------------

OTHER OPERATING EXPENSE:

  Salaries and employee benefits                 $  2,717,698     $  2,673,181     $  5,606,434     $  5,897,910

  Net occupancy                                       326,875          330,122          643,815          670,163

  Equipment rentals, depreciation and
    maintenance                                       723,199          767,349        1,498,916        1,461,943

  Other expense                                     1,689,298        1,791,894        3,315,969        3,369,260
                                                 ------------     ------------     ------------     ------------

TOTAL OTHER OPERATING EXPENSE                       5,457,070        5,562,546       11,065,134       11,399,276
                                                 ------------     ------------     ------------     ------------

INCOME BEFORE INCOME TAXES                          1,598,937          786,601        2,982,688        1,680,641

INCOME TAXES                                          510,500          128,201          857,080          355,681
                                                 ------------     ------------     ------------     ------------

NET INCOME                                       $  1,088,437     $    658,400     $  2,125,608     $  1,324,960
                                                 ============     ============     ============     ============

See Selected Notes to Condensed Consolidated Financial Statements.

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                                      Accumulated
                   # of                                                   Unearned       Other         Compre-
                  Common        Common                    Undivided       Compen-     Comprehensive    hensive
                  Shares        Stock        Surplus       Profits         sation        Income         Income        Total
               ------------  ------------  ------------  ------------   ------------  -------------  ------------  ------------

Balance,
January 1,
2002              5,620,239  $  5,620,239  $ 65,780,254  $  7,052,559   $   (174,043)  $  1,790,017                $ 80,069,026

Comprehensive
Income:

Net income                                                  1,324,960                                $  1,324,960     1,324,960

Net
unrealized
gain
on
available
for sale
securities,
net of tax                                                                                  195,780       195,780       195,780

Reclassifi-
cation
adjustment
for
available
for sale
securities
called or
sold in
current
year, net
of tax                                                                                     (192,297)     (192,297)     (192,297)
                                                                                                     ------------

Total
comprehensive
income                                                                                               $  1,328,443
                                                                                                     ============

Allocation
of ESOP
shares                                                                        15,000                                     15,000

Issuance
of stock              7,142         7,142                      92,846                                                    99,988

Retirement
of common
stock               (26,715)      (26,715)                   (278,987)                                                 (305,702)

Dividend
declared,
($.12 per
share)                                                       (672,080)                                                 (672,080)
               ------------  ------------  ------------  ------------   ------------   ------------                ------------

Balance,
June 30,
2002              5,600,666  $  5,600,666  $ 65,780,254  $  7,519,298   $   (159,043)  $  1,793,500                $ 80,534,675
               ============  ============  ============  ============   ============   ============                ============

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)
                                   (Unaudited)

                                                                                       Accumulated
                    # of                                                   Unearned       Other         Compre-
                   Common        Common                    Undivided       Compen-     Comprehensive    hensive
                   Shares        Stock        Surplus       Profits         sation        Income         Income        Total
                ------------  ------------  ------------  ------------   ------------  -------------  ------------  ------------

Balance,
January 1,
2003               5,583,472  $  5,583,472  $ 65,780,254  $  8,510,341   $   (143,043)  $  2,000,582                $ 81,731,606

Comprehensive
Income:

Net income                                                   2,125,608                                $  2,125,608     2,125,608

Net
unrealized
gain on
available
for sale
securities,
net of tax                                                                                   919,878       919,878       919,878

Reclassifi-
cation
adjustment
for
available
for sale
securities
called or
sold in
current
year, net
of tax                                                                                       (65,126)      (65,126)      (65,126)
                                                                                                      ------------

Total
comprehensive
income                                                                                                $  2,980,360
                                                                                                      ============

Allocation
of ESOP
shares                                                                         24,000                                     24,000

Retirement
of common
stock                (22,261)      (22,261)                   (284,508)                                                 (306,769)

Dividend
declared
($.12
per share)                                                    (778,570)                                                 (778,570)
                ------------  ------------  ------------  ------------   ------------   ------------                ------------

Balance,
June 30,
2003               5,561,211  $  5,561,211  $ 65,780,254  $  9,572,871   $   (119,043)  $  2,855,334                $ 83,650,627
                ============  ============  ============  ============   ============   ============                ============

See Selected Notes to Condensed Consolidated Financial Statements.

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

For The Six Months Ended June 30,                                2003                2002
                                                            --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                                $    2,125,608      $    1,324,960

  Adjustments to reconcile net income to net cash provided by operating activities:

      (Gain) loss on sales of other real estate                     (3,500)             93,939

      Gain on sale or liquidation of available for
      sale securities                                                                 (180,868)

      Depreciation and amortization                                931,000             920,000

      Provision for losses on loans                                317,745             612,935

      Provision for losses on other real estate                    128,448             300,259

      Stock issued under incentive plan                                                 99,988

      Changes in assets and liabilities:

        Accrued interest receivable                               (290,899)            832,746

        Other assets                                               297,256           1,074,689

        Accrued interest payable                                   (36,329)            (35,751)

        Other liabilities                                          277,066             207,417
                                                            --------------      --------------

   NET CASH PROVIDED BY OPERATING ACTIVITIES                     3,746,395           5,250,314
                                                            --------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from sales, maturities and calls of held
  to maturity securities                                         6,952,199          16,050,000

  Investment in held to maturity securities                                            (56,002)

  Proceeds from sales, maturities and calls of
  available for sale securities                                 80,713,275          66,110,014

  Investment in available for sale securities                 (134,672,416)        (68,876,428)

  Investment in Federal Home Loan Bank                             (25,200)            (28,000)

  Loans, net decrease                                           16,050,779          25,263,894

  Proceeds from sales of other real estate                         251,000             555,250

  Acquisition of premises and equipment                         (1,992,953)           (294,436)

  Federal funds sold                                                               (32,950,000)

  Other assets                                                    (218,382)           (213,843)
                                                            --------------      --------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES         $  (32,941,698)     $    5,560,449
                                                            --------------      --------------

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)




For The Six Months Ended June 30,                             2003              2002
                                                          ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Demand and savings deposits, net increase               $  6,104,061      $ 10,968,132

  Time deposits, net decrease                               (4,048,295)      (11,297,645)

  Principal payments on notes                                  (23,100)          (21,438)

  Retirement of common stock                                  (306,769)         (305,702)

  Cash dividends                                              (670,017)         (674,428)

  Federal funds purchased and securities sold under
     agreements to repurchase                               20,430,485        (7,513,715)

  Notes payable                                                                   72,799

  Borrowings from Federal Home Loan Bank                    10,406,068           205,713
                                                          ------------      ------------

  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       31,892,433        (8,566,284)
                                                          ------------      ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                    2,697,130         2,244,479

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              39,654,247        32,034,976
                                                          ------------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                  $ 42,351,377      $ 34,279,455
                                                          ============      ============


See Selected Notes to Condensed Consolidated Financial Statements.

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
          SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 For the Six Months Ended June 30, 2003 and 2002

1. The accompanying unaudited condensed consolidated financial statements have been prepared with the accounting policies in effect as of December 31, 2002 as set forth in the Notes to the Consolidated Financial Statements of Peoples Financial Corporation and Subsidiaries (the Company). In the opinion of Management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included and are of a normal recurring nature. The accompanying unaudited condensed consolidated financial statements have been prepared also in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The statements include information required for interim financial statements.

2. The results of operations for the six months ended June 30, 2003 and 2002, are not necessarily indicative of the results to be expected for the full year.

3. Per share data is based on the weighted average shares of common stock outstanding of 5,566,880 and 5,611,596 for the six months ended June 30, 2003 and 2002, respectively.

4. At June 30, 2003 and 2002, the total recorded investment in impaired loans amounted to $6,705,000 and $7,008,000. The average recorded investment in impaired loans amounted to approximately $6,695,000 and $7,195,000 at June 30, 2003 and 2002, respectively. The amount of that recorded investment in impaired loans for which there is a related allowance for loan losses was $6,702,000 at June 30, 2003. The allowance for losses related to these loans amounted to approximately $936,000 at June 30, 2003. The amount of interest not accrued on these loans amounted to approximately $133,000 and $169,000 for the six months ended June 30, 2003 and 2002, respectively.

5.  Transactions in the allowance for loan losses were as follows:


                                 For the six months      For the year ended      For the six months
                                   ended June 30,           December 31,           ended June 30,
                                        2003                    2002                    2002
                                 ------------------      ------------------      ------------------
Balance, beginning of period     $        6,696,911      $        5,658,210      $        5,658,210

Recoveries                                  346,195                 675,491                 352,424

Loans charged off                          (914,476)             (2,064,790)               (484,302)

Provision for loan losses                   317,745               2,428,000                 612,935
                                 ------------------      ------------------      ------------------
Balance, end of period           $        6,446,375      $        6,696,911      $        6,139,267
                                 ==================      ==================      ==================

6. The Company has defined cash and cash equivalents to include cash and due from banks. The Company paid $3,345,000 and $5,469,000 for the six months ended June 30, 2003 and 2002, respectively, and $9,929,000 for the twelve months ended December 31, 2002, for interest on deposits and borrowings. Income tax payments totaled $1,117,000 and $815,000 for the six months ended June 30, 2003 and 2002, respectively, and $1,640,000 for the twelve months ended December 31, 2002. Loans transferred to other real estate amounted to $750,000 and $458,000 for the six months ended June 30, 2003 and 2002, respectively, and $984,000 for the twelve months ended December 31, 2002.

7. The income tax effect on the accumulated other comprehensive income was $440,000 and $2,000 at June 30, 2003 and 2002, respectively.

                         Independent Accountants' Report




Board of Directors
Peoples Financial Corporation
Biloxi, Mississippi



We have reviewed the accompanying condensed consolidated balance sheets of Peoples Financial Corporation as of June 30, 2003, June 30, 2002 and December 31, 2002, and the related condensed consolidated statements of income, shareholders' equity, and cash flows for the six months ended June 30, 2003 and June 30, 2002. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheets of Peoples Financial Corporation as of December 31, 2002, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 17, 2003, except for Note P as to which the date was February 18, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ Piltz, Williams, LaRosa & Co.

PILTZ, WILLIAMS, LAROSA & CO.

August 4, 2003
Biloxi, Mississippi

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following presents Management's discussion and analysis of the consolidated financial condition and results of operations of Peoples Financial Corporation and Subsidiaries (the Company) for the six months ended June 30, 2003 and 2002. These comments highlight the significant events and should be considered in combination with the Consolidated Financial Statements included in this report on Form 10-Q.

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

OVERVIEW

Net income for the six months ended June 30, 2003, was $2,126,000 compared with $1,325,000 for the same period in 2002. Net interest income improved from $8,677,000 for the six months ended June 30, 2002 to $9,434,000 for the six months ended June 30, 2003 as the Company continues its interest rate management policies begun in 2002, particularly with respect to rates paid on deposits. Also, the provision for loans was $613,000 for the six months ended June 30, 2002, as compared to $318,000 for the six months ended June 30, 2003, as the Company has previously identified and provided for potential significant loan losses before January 1, 2003.


The following schedule compares financial highlights for the six months ended June 30, 2003 and 2002:

For the six months ended June 30,                              2003                            2002
                                                        -----------------               ----------------
Net income per share                                    $            0.38               $           0.24

Book value per share                                    $           15.04               $          14.38

Return on average total assets                                        .74%                           .45%

Return on average shareholders' equity                               5.14%                          3.30%

Allowance for loan losses as a % of loans,
net of unearned discount                                             2.19%                          1.91%

FINANCIAL CONDITION

HELD TO MATURITY SECURITIES

Held to maturity securities decreased $11,649,000 at June 30, 2003, as compared with June 30, 2002, as a result of the management of the Company's liquidity position. As funds were available from the maturity of these securities, they were invested in available for sale securities. Gross unrealized gains were $320,000 and $576,000 at June 30, 2003 and 2002, respectively, and gross unrealized losses were $1,000 at June 30, 2002. The following schedule reflects the mix of the held to maturity securities portfolio at June 30, 2003 and 2002:


June 30,                                 2003                             2002
                              ---------------------------      ---------------------------
                                Amount             %             Amount             %
                              -----------     -----------      -----------     -----------
U. S. Treasury securities     $ 3,999,265           37.60%     $ 8,995,016           40.40%

U. S. Government agencies       3,000,000           28.20%       8,002,206           35.90%

States and political
subdivisions                    3,636,226           34.20%       5,287,742           23.70%
                              -----------          ------      -----------          ------
Totals                        $10,635,491          100.00%     $22,284,964          100.00%
                              ===========          ======      ===========          ======

AVAILABLE FOR SALE SECURITIES

Available for sale securities increased $60,882,000 at June 30, 2003, as compared with June 30, 2002, as the result of the management of the Company's liquidity position, as discussed above, and as a result of decreased loan demand. Gross unrealized gains were $4,392,000 and $2,715,000 and gross unrealized losses were $80,000 and $7,000 at June 30, 2003 and 2002, respectively. The following schedule reflects the mix of available for sale securities at June 30, 2003 and 2002:


June 30,                                  2003                               2002
                              -----------------------------      -----------------------------
                                 Amount             %               Amount             %
                              ------------     ------------      ------------     ------------
U. S. Treasury securities     $ 47,979,548            23.20%     $ 46,303,855            31.80%

U. S. Government agencies      148,685,216            71.90%       93,319,916            63.90%

States and political
subdivisions                     5,612,038             2.70%        1,596,106             1.10%

Other securities                 4,458,688             2.20%        4,633,962             3.20%
                              ------------           ------      ------------           ------
Totals                        $206,735,490           100.00%     $145,853,839           100.00%
                              ============           ======      ============           ======

FEDERAL FUNDS SOLD

The Company invests in Federal funds sold, as it deems necessary, in the management of the bank subsidiary's liquidity position.

LOANS

Loans decreased $26,388,000 at June 30, 2003, as compared with June 30, 2002. This decrease is a result of decreased loan demand in the Company's trade area caused by the softening of the local economy. Another contributing factor is the refinancing of loans in our trade area's highly competitive interest rate environment. The Company anticipates that loan demand will continue to be flat or slightly decrease throughout the remainder of 2003. Funds that are available to fund loan demand are currently invested primarily in available for sale securities.

OTHER REAL ESTATE

Other real estate increased $262,000 at June 30, 2003, as compared with June 30, 2002, due to an increase in loans transferred to other real estate in 2003 compared with 2002. The Company is actively marketing these properties.

OTHER ASSETS

Other assets increased $6,220,000 at June 30, 2003, as compared with June 30, 2002, primarily due to the investment of $5,000,000 in bank owned life insurance during the third quarter of 2002.

DEPOSITS

Total deposits decreased $21,984,000 at June 30, 2003, as compared with June 30, 2002. Significant increases or decreases in total deposits and/or significant fluctuations among the different types of deposits from quarter to quarter are anticipated by Management as customers in the casino industry and county and municipal areas reallocate their resources periodically. As discussed above, the Company has managed its funds including planning the timing and classification of investment maturities and using other funding sources and their maturity so as to achieve appropriate liquidity. Specifically, the Company obtained brokered deposits of $30,000,000 during the third quarter of 2000. At June 30, 2003, brokered deposits amounted to $5,000,000. These deposits matured on July 18, 2003. The Company currently does not plan to obtain further brokered deposits.

ACCRUED INTEREST PAYABLE

Accrued interest payable decreased $314,000 at June 30, 2003, as compared with June 30, 2002, due to the decline in interest rates paid on deposits.

FEDERAL FUNDS PURCHASED

Federal funds purchased increased $12,701,000 as June 30, 2003, as compared with June 30, 2002, in the management of the Company's liquidity position and the reallocation of funds by certain customers between deposit and non-deposit products.

BORROWING FROM THE FEDERAL HOME LOAN BANK

Borrowings from the Federal Home Loan Bank increased $10,964,000 at June 30, 2003, as compared with June 30, 2002, and the Company periodically acquires these funds in the management of its liquidity position.

OTHER LIABILITIES

Other liabilities increased $678,000 at June 30, 2003, as compared with June 30, 2002, primarily as a result of an increase in liabilities related to deferred compensation benefits for a deceased officer and a retired officer of the bank subsidiary.

SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY

Strength, security and stability have been the hallmark of the Company since its founding in 1985 and of its bank subsidiary since its founding in 1896. A strong capital foundation is fundamental to the continuing prosperity of the Company and the security of its customers and shareholders. One measure of capital adequacy is the primary capital ratio which was 15.69% at June 30, 2003, as compared with 14.70% at June 30, 2002. These ratios are well above the regulatory minimum of 6.00%. Management continues to emphasize the importance of maintaining the appropriate capital levels of the Company.

On June 25, 2003, the Company's Board of Directors approved a semi-annual dividend of $ .14 per share. The dividend had a record date of July 7, 2003 and a distribution date of July 11, 2003.


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

The following schedule summarizes net interest earnings and net yield on interest earning assets:


         Net Interest Earnings and Net Yield on Interest Earning Assets

Six Months Ended June 30, (In
thousands, except percentages)                         2003                            2002
                                                  ----------------               ----------------
Total interest income (1)                         $         12,833               $         14,206

Total interest expense                                       3,309                          5,433
                                                  ----------------               ----------------
  Net interest earnings                           $          9,524               $          8,773
                                                  ================               ================
Net yield on interest earning assets                          3.78%                          3.36%
                                                  ================               ================

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2003 and 2002.

The schedule on page 17 provides an analysis of the change in total interest income and total interest expense for the six months ended June 30, 2003 and 2002.

           Analysis of Changes in Interest Income and Interest Expense
                                 (In Thousands)

                                                                                               Attributable To:
                                                                               ------------------------------------------------
                            For the Six      For the Six
                              Months           Months
                            Ended June       Ended June        Increase
                             30, 2003         30, 2002        (Decrease)          Volume             Rate          Rate/ Volume
                           ------------     ------------     ------------      ------------      ------------      ------------
INTEREST
INCOME: (1)

Loans (2)                  $      8,939     $     10,130     $     (1,191)     $       (858)     $       (364)     $         31

Federal funds sold                   54              107              (53)              (86)              165              (132)

Held to maturity:

Taxable securities                  222              584             (362)             (341)              (51)               30

Non-taxable
securities                          156              239              (83)              (71)              (17)                5

Available for sale:

Taxable securities                3,216            2,969              247               720              (381)              (92)

Non-taxable securities              112               42               70                80                (3)               (7)

Other securities                    134              135               (1)                1                (1)               (1)
                           ------------     ------------     ------------      ------------      ------------      ------------
Total                      $     12,833     $     14,206     $     (1,373)     $       (555)     $       (652)     $       (166)
                           ============     ============     ============      ============      ============      ============

INTEREST
EXPENSE:

Savings and
negotiable interest
bearing deposits           $        864     $      1,308     $       (444)     $       (154)     $       (329)     $         39

Time deposits                     1,739            3,318           (1,579)             (726)           (1,092)              239

Borrowings from FHLB                207              182               25                72               (34)              (13)

Federal funds
purchased and
securities sold
under agreements to
repurchase                          495              621             (126)               68              (175)              (19)

Mortgage
indebtedness                          4                4                                 (1)                1
                           ------------     ------------     ------------      ------------      ------------      ------------
TOTAL                      $      3,309     $      5,433     $     (2,124)     $       (741)     $     (1,629)     $        246
                           ============     ============     ============      ============      ============      ============


(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2003 and 2002.

(2) Loan fees are included in these figures. Includes nonaccrual loans.

PROVISION FOR LOAN LOSSES

Management continuously monitors the Company's relationships with its loan customers, especially those in concentrated industries such as seafood, gaming and hotel/motel, and their direct and indirect impact on its operations. A thorough analysis of current economic conditions and the quality of the loan portfolio are conducted on a quarterly basis. These analyses are utilized in the computation of the adequacy of the allowance for loan losses. Based on these analyses, the Company provided $318,000 and $613,000 for loan losses during the six months ended June 30, 2003 and 2002, respectively. Although it does not anticipate that further loan loss provisions will be required in 2003, the Company will continue to closely monitor the allowance and will provide for such losses as deemed necessary.

TRUST DEPARTMENT INCOME AND FEES

Trust department income and fees increased $278,000 for the six months ended June 30, 2003, as compared with the six months ended June 30, 2002. This increase was due to the change in accounting for corporate bond fee income from a cash basis to accrual basis in 2003.

OTHER INCOME

Other income decreased $517,000 for the six months ended June 30, 2003, as compared with the six months ended June 30, 2002, primarily as a result of the income realized on proceeds from whole life insurance owned by the bank subsidiary in 2002.


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

ITEM 4: CONTROLS AND PROCEDURES

Based on their evaluation, as of June 30, 2003, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(c) and 15d-15(c) and internal control over financial reporting (as defined in Exchange Act Rules 13a
- 15(f) and 15d - 15(f)) are effective. During the period ending June 30, 2003, there were no changes in internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II

                                OTHER INFORMATION


Item 5 - Other Information

None.

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits


Exhibit 23            Consent of Certified Public Accountants

Exhibit 31.1          Certification of Chief Executive Officer Pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2          Certification of Chief Financial Officer Pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. ss. 1350.

Exhibit 32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. ss. 1350




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

                                    PEOPLES FINANCIAL CORPORATION
                                              (Registrant)


                                 Date:      August 8, 2003



                                    By:      /s/ Chevis C. Swetman
                                            -----------------------------------
                                                 Chevis C. Swetman
                                 Chairman, President and Chief Executive Officer




                                 Date:        August 8, 2003



                                    By:        /s/ Lauri A. Wood
                                              ---------------------------------
                                                   Lauri A. Wood
                                      Chief Financial Officer and Controller
                                   (principal financial and accounting officer)