Form 10-Q
period 2003-09-30
PEOPLES FINANCIAL CORP /MS/
filed 2003-11-07
CIK 770460

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003
                                       or

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

                Yes [ X ]                                No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Peoples Financial Corporation has only one class of common stock authorized. At October 31, 2003, there were 15,000,000 shares of $1 par value common stock authorized, and 5,558,699 shares issued and outstanding.

                                     PART I
                              FINANCIAL INFORMATION
                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

  September 30, December 31, and September 30,            2003                   2002                   2002
  --------------------------------------------        -------------          -------------          -------------
ASSETS

  Cash and due from banks                             $  29,452,234          $  39,654,247          $  40,104,878

  Held to maturity securities, market value of
   $7,558,000 - September 30, 2003;
   $18,026,000 - December 31, 2002;
   $19,148,000 - September 30, 2002                       7,354,334             17,587,690             18,589,305

  Available for sale securities, at market value        223,843,642            151,483,997            147,882,866

  Federal Home Loan Bank Stock, at cost                   1,964,300              1,927,000              1,912,600

  Federal funds sold                                                                                    3,450,000

  Loans                                                 286,269,051            312,296,263            324,830,140

   Less: Allowance for loan losses                        6,402,722              6,696,911              5,105,876
                                                      -------------          -------------          -------------
   Loans, net                                           279,866,329            305,599,352            319,724,264

  Bank premises and equipment, net of accumulated
   depreciation of $15,914,000 - September 30,
   2003; $14,960,000 - December 31, 2002; and
   $14,534,000 - September 30, 2002                      18,130,419             17,059,400             17,198,524

  Other real estate                                       1,417,646              1,195,720              1,620,509

  Accrued interest receivable                             3,070,728              2,858,190              2,923,366

  Other assets                                           13,922,481             12,773,580             11,387,284
                                                      -------------          -------------          -------------
TOTAL ASSETS                                          $ 579,022,113          $ 550,139,176          $ 564,793,596
                                                      =============          =============          =============

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                                  (Unaudited)

   September 30, December 31, and September 30,           2003                   2002                   2002
   --------------------------------------------       -------------          -------------          -------------
LIABILITIES & SHAREHOLDERS' EQUITY

LIABILITIES:

  Deposits:

    Demand, non-interest bearing                      $  89,320,951          $  75,698,316          $  77,035,214

    Savings and demand, interest bearing                169,862,914            164,954,932            169,153,779

    Time, $100,000 or more                               60,321,462             74,064,356             79,302,974

    Other time deposits                                  67,341,920             73,456,208             73,935,836
                                                      -------------          -------------          -------------
    Total deposits                                      386,847,247            388,173,812            399,427,803

  Accrued interest payable                                  265,135                300,042                518,307

  Federal funds purchased and securities sold under
   agreements to repurchase                              95,663,210             67,245,703             71,169,774

  Borrowings from Federal Home Loan Bank                  6,791,786              6,313,077              5,982,614

  Notes payable                                             264,920                334,371                357,582

  Other liabilities                                       6,123,710              6,040,565              5,416,258
                                                      -------------          -------------          -------------
  TOTAL LIABILITIES                                     495,956,008            468,407,570            482,872,338

SHAREHOLDERS' EQUITY:

  Common Stock, $1 par value, 15,000,000 shares
   authorized, 5,558,699 shares issued and
   outstanding at September 30, 2003, 5,583,472
   shares issued and outstanding at December 31,
   2002 and 5,600,666 shares issued and
   outstanding at September 30, 2002                      5,558,699              5,583,472              5,600,666

  Surplus                                                65,780,254             65,780,254             65,780,254

  Undivided profits                                      11,047,120              8,510,341              8,664,342

  Unearned compensation                                    (107,043)              (143,043)              (155,043)

  Accumulated other comprehensive income                    787,075              2,000,582              2,031,039
                                                      -------------          -------------          -------------
  TOTAL SHAREHOLDERS' EQUITY                             83,066,105             81,731,606             81,921,258
                                                      -------------          -------------          -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $ 579,022,113          $ 550,139,176          $ 564,793,596
                                                      =============          =============          =============

See Selected Notes to Condensed Consolidated Financial Statements.

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                          For The Quarters Ended September 30,    For The Nine Months Ended September 30,
                                          ------------------------------------    ---------------------------------------
                                                2003               2002               2003                       2002
                                          ---------------       --------------    --------------            -------------
INTEREST INCOME:

  Interest and fees on loans              $     4,180,508       $    5,072,790    $   13,119,200            $  15,203,016

  Interest and dividends on
   securities:

    U. S. Treasury                                338,278              364,879           986,570                1,058,075

    U. S. Government agencies and
     corporations                               1,496,709            1,097,900         4,287,439                3,957,753

    States and political subdivisions              92,773               78,762           270,245                  263,696

    Other investments                              60,682              107,512           194,345                  242,657

  Interest on federal funds sold                    5,207               65,234            58,996                  172,314
                                          ---------------       --------------    --------------            -------------
  TOTAL INTEREST INCOME                         6,174,157            6,787,077        18,916,795               20,897,511
                                          ---------------       --------------    --------------            -------------

INTEREST EXPENSE:

  Time deposits of $100,000 or more               249,717              660,740         1,022,659                2,584,708

  Other deposits                                  691,255            1,214,692         2,521,050                3,916,433

  Borrowing from Federal Home Loan
    Bank                                          113,933               93,757           321,081                  275,696

  Mortgage indebtedness                             1,848                2,067             5,711                    6,356

  Federal funds purchased and securities
    sold under agreements to repurchase           234,213              308,619           729,252                  929,823
                                          ---------------       --------------    --------------            -------------
  TOTAL INTEREST EXPENSE                        1,290,966            2,279,875         4,599,753                7,713,016
                                          ---------------       --------------    --------------            -------------

NET INTEREST INCOME                             4,883,191            4,507,202        14,317,042               13,184,495

Provision for losses on loans                      65,299              135,841           383,044                  748,776
                                          ---------------       --------------    --------------            -------------
NET INTEREST INCOME AFTER PROVISION FOR
 LOSSES ON LOANS                                4,817,892            4,371,361        13,933,998               12,435,719
                                          ---------------       --------------    --------------            -------------

OTHER OPERATING INCOME:

  Trust department income and fees                345,707              205,537         1,106,719                  688,546

  Service charges on deposit accounts           1,696,696            1,775,274         5,135,318                5,054,607

  Other service charges, commissions and
    fees                                           87,446               67,932           221,364                  205,981

  Other income                                    314,467              321,876           912,631                1,437,044
                                          ---------------       --------------    --------------            -------------
  TOTAL OTHER OPERATING INCOME            $     2,444,316       $    2,370,619    $    7,376,032            $   7,386,178
                                          ---------------       --------------    --------------            -------------

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Continued)
                                   (Unaudited)

                                          For The Quarters Ended September 30,    For The Nine Months Ended September 30,
                                          ------------------------------------    ---------------------------------------
                                               2003                  2002             2003                       2002
                                          ---------------       --------------    --------------            -------------
OTHER OPERATING EXPENSE:

  Salaries and employee benefits          $     2,729,284       $    2,575,306    $    8,335,718            $   8,473,216

  Net occupancy                                   335,896              356,743           979,711                1,026,906

  Equipment rentals, depreciation and
    maintenance                                   593,606              673,557         2,092,522                2,135,500

  Other expense                                 1,487,713            1,585,629         4,803,682                4,954,889
                                          ---------------       --------------    --------------            -------------
  TOTAL OTHER OPERATING EXPENSE                 5,146,499            5,191,235        16,211,633               16,590,511
                                          ---------------       --------------    --------------            -------------

INCOME BEFORE INCOME TAXES                      2,115,709            1,550,745         5,098,397                3,231,386

Income taxes                                      605,000              405,701         1,462,080                  761,382
                                          ---------------       --------------    --------------            -------------
NET INCOME                                $     1,510,709       $    1,145,044    $    3,636,317            $   2,470,004
                                          ===============       ==============    ==============            =============

See Selected Notes to Condensed Consolidated Financial Statements.

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                                     Accumu-
                                                                       Unearned    lated Other     Compre-
                    # of       Common                   Undivided     Compensa-     Comprehen-     hensive
                   Shares      Stock       Surplus       Profits         tion      sive Income     Income        Total
                 ----------  ----------  ------------  ------------  ------------  ------------  -----------  -----------
Balance,
January 1,
2002              5,620,239  $5,620,239  $ 65,780,254  $  7,052,559  $   (174,043) $  1,790,017               $80,069,026

Comprehensive
Income:

Net income                                                2,470,004                              $ 2,470,004    2,470,004

Net unrealized
gain  on
available for
sale securities,
net of tax                                                                              464,758      464,758      464,758

Reclassifica-
tion adjust-
ment for
available for
sale securities
sold in
current year,
net of tax                                                                             (223,736)    (223,736)    (223,736)
                                                                                                 -----------
Total
comprehensive
income                                                                                           $ 2,711,026
                                                                                                 ===========

Allocation of
ESOP shares                                                                19,000                                  19,000

Retirement of
stock               (26,715)    (26,715)                   (278,987)                                             (305,702)

Issuance of
stock                 7,142       7,142                      92,846                                                99,988

Cash dividends,
($ .12 per
share)                                                     (672,080)                                             (672,080)
                 ----------  ----------  ------------  ------------  ------------  ------------               -----------
Balance,
September 30,
2002              5,600,666  $5,600,666  $ 65,780,254  $  8,664,342  $   (155,043) $  2,031,039               $81,921,258
                 ==========  ==========  ============  ============  ============  ============               ===========

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (continued)
                                   (Unaudited)

                                                                                     Accumu-
                                                                       Unearned    lated Other     Compre-
                    # of       Common                   Undivided     Compensa-     Comprehen-     hensive
                   Shares      Stock       Surplus       Profits         tion      sive Income     Income        Total
                 ----------  ----------  ------------  ------------  ------------  ------------  -----------  -----------
Balance,
January 1,
2003              5,583,472  $5,583,472  $ 65,780,254  $  8,510,341  $   (143,043) $  2,000,582               $81,731,606

Comprehensive
Income:

Net income                                                3,636,317                              $ 3,636,317    3,636,317

Net unrealized
loss on
available for
sale securities,
net of tax                                                                           (1,082,738)  (1,082,738)  (1,082,738)

Reclassification
adjustment for
available for
sale
securities
sold or
liquidated in
current year,
net of tax                                                                             (130,769)    (130,769)    (130,769)
                                                                                                 -----------
Total
comprehensive
income                                                                                           $ 2,422,810
                                                                                                 ===========
Allocation of
ESOP shares                                                                36,000                                  36,000

Retirement of
stock               (24,773)    (24,773)                   (320,968)                                             (345,741)

Cash
dividends,
($ .14 per
share)                                                     (778,570)                                             (778,570)
                 ----------  ----------  ------------  ------------  ------------  ------------               -----------
Balance,
September 30,
2003              5,558,699  $5,558,699  $ 65,780,254  $ 11,047,120  $   (107,043) $    787,075               $83,066,105
                 ==========  ==========  ============  ============  ============  ============               ===========

See Selected Notes to Condensed Consolidated Financial Statements.

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

     For The Nine Months Ended September 30,                           2003                        2002
--------------------------------------------------                --------------              ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                                      $    3,636,317              $     2,470,004

  Adjustments to reconcile net income to net cash provided by operating activities:

      (Gain) loss on sales of other real estate                         (218,170)                      71,466

      Gain on liquidation or sale of available for
        sale securities                                                                              (199,951)

      Stock issued under incentive plan                                                                99,988

      Gain on sale of bank premises                                     (123,733)                     (42,539)

      Depreciation and amortization                                    1,294,000                    1,394,000

      Provision for losses on loans                                      383,044                      748,776

      Provision for losses on other real estate                          198,579                      470,259

      Changes in assets and liabilities:

         Accrued interest receivable                                    (212,538)                     805,484

         Other assets                                                   (473,115)                     978,926

         Accrued interest payable                                        (34,907)                     (95,455)

         Other liabilities                                               535,645                      226,542
                                                                  --------------              ---------------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                            4,985,122                    6,927,500
                                                                  --------------              ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from maturities and calls of held to
    maturity securities                                               10,233,356                   19,745,000

  Investment in held to maturity securities                                                           (55,343)

  Proceeds from maturities, sales and calls of
    available for sale securities                                    108,203,468                  110,217,242

  Investment in available for sale securities                       (182,411,069)                (114,634,061)

  Investment in Federal Home Loan Bank stock                             (37,300)                     (42,100)

  Loans, net                                                          24,599,979                   20,077,086

  Proceeds from sale of bank premises                                    479,673                      153,120

  Acquisition of premises and equipment                               (2,720,959)                    (585,197)

  Proceeds from sales of other real estate                               547,665                      597,723

  Federal funds sold                                                                               (3,450,000)

  Other assets                                                           176,180                   (5,268,871)
                                                                  --------------              ---------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES               $  (40,929,007)             $    26,754,599
                                                                  --------------              ---------------

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)

         For The Nine Months Ended September 30,                      2003                         2002
-----------------------------------------------------             --------------              ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Demand and savings deposits, net increase                       $   18,530,617              $    24,725,131

  Time deposits, net decrease                                        (19,857,182)                 (37,839,990)

  Principal payments on notes                                            (33,451)                     (32,468)

  Notes payable                                                                                        72,799

  Cash dividends                                                      (1,448,587)                  (1,346,508)

  Retirement of stock                                                   (345,741)                    (305,702)

  Federal funds purchased and securities sold
   under agreements to repurchase                                     28,417,507                  (11,319,085)

 Borrowings from Federal Home Loan Bank                                  478,709                      433,626
                                                                  --------------              ---------------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                 25,741,872                  (25,612,197)
                                                                  --------------              ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (10,202,013)                   8,069,902

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        39,654,247                   32,034,976
                                                                  --------------              ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $   29,452,234              $    40,104,878
                                                                  ==============              ===============

See Selected Notes to Condensed Consolidated Financial Statements.

                 PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
          SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              For the Nine Months Ended September 30, 2003 and 2002

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

2. The results of operations for the nine months ended September 30, 2003 and 2002, are not necessarily indicative of the results to be expected for the full year.

3. Per share data is based on the weighted average shares of common stock outstanding of 5,564,641 and 5,607,913 for the nine months ended September 30, 2003 and 2002, respectively.

4. At September 30, 2003 and 2002, the total recorded investment in impaired loans amounted to $6,962,000 and $6,557,000. The average recorded investment in impaired loans amounted to approximately $6,947,000 and $6,273,000 at September 30, 2003 and 2002, respectively. The amount of that recorded investment in impaired loans for which there is a related allowance for loan losses was $6,962,000 at September 30, 2003. The allowance for losses related to these loans amounted to approximately $1,120,000 at September 30, 2003. Interest not accrued on these loans amounted to $219,000 and $168,000 for the nine months ended September 30, 2003 and 2002, respectively.

5.  Transactions in the allowance for loan losses were as follows:

                                           For the Nine           For the Year            For the Nine
                                           Months Ended              Ended                Months Ended
                                           September 30,          December 31,            September 30,
                                               2003                   2002                    2002
                                      ---------------------  ----------------------  ----------------------
Balance, beginning of period          $           6,696,911  $            5,658,210  $            5,658,210

Recoveries                                          507,596                 675,491                 523,055

Loans charged off                                (1,184,829)             (2,064,790)             (1,824,165)

Provision for loan losses                           383,044               2,428,000                 748,776
                                      ---------------------  ----------------------  ----------------------
Balance, end of period                $           6,402,722  $            6,696,911  $            5,105,876
                                      =====================  ======================  ======================

6. The Company has defined cash and cash equivalents to include cash and due from banks. The Company paid $4,636,000 and $7,808,000 for the nine months ended September 30, 2003 and 2002, respectively, and $9,929,000 for the twelve months ended December 31, 2002, for interest on deposits and borrowings. Income tax payments totaled $1,832,000 and $1,410,000 for the nine months ended September 30, 2003 and 2002, respectively, and $1,640,000 for the twelve months ended December 31, 2002. Loans transferred to other real estate amounted to $750,000 and $960,000 for the nine months ended September 30, 2003 and 2002, respectively, and $984,000 for the twelve months ended December 31, 2002.

7. The income tax effect on the accumulated other comprehensive income was ($625,000) and $124,000 at September 30, 2003 and 2002, respectively.

                     Independent Accountants' Review Report

Board of Directors
Peoples Financial Corporation
Biloxi, Mississippi

We have reviewed the accompanying condensed consolidated balance sheets of Peoples Financial Corporation as of September 30, 2003, September 30, 2002 and December 31, 2002, and the related condensed consolidated statements of income, shareholders' equity, and cash flows for the nine months ended September 30, 2003 and September 30, 2002. These financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheets of Peoples Financial Corporation as of December 31, 2002, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 17, 2003, except for Note P as to which the date was February 18, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Piltz, Williams, LaRosa & Co.

PILTZ, WILLIAMS, LAROSA & CO.

November 4, 2003
Biloxi, Mississippi

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following presents Management's discussion and analysis of the consolidated financial condition and results of operations of Peoples Financial Corporation and Subsidiaries (the Company) for the nine months ended September 30, 2003 and 2002. These comments highlight the significant events and should be considered in combination with the Condensed Consolidated Financial Statements included in this report on Form 10-Q.

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

OVERVIEW

Net income for the nine months ended September 30, 2003 was $3,636,000 compared with $2,470,000 for the same period in 2002. Net interest income improved from $13,184,000 for the nine months ended September 30, 2002 to $14,317,000 for the nine months ended September 30, 2003 as the Company continues its interest rate management policies begun in 2002, particularly with respect to rates paid on deposits. Also, the provision for loan losses was $ 749,000 for the nine months ended September 30, 2002, as compared to $383,000 for the nine months ended September 30, 2003, as the Company has previously identified and provided for potential significant loan losses before January 1, 2003.

The following schedule compares financial highlights for the nine months ended September 30, 2003 and 2002:

 For the nine months ended September 30,                  2003            2002
 ---------------------------------------                --------        --------
Net income per share                                    $   0.65        $   0.44

Book value per share                                    $  14.94        $  14.63

Return on average total assets                               .85%            .57%

Return on average shareholders' equity                      5.88%           4.07%

Allowance for loan losses as a % of loans,
net of unearned discount                                    2.24%           1.57%

FINANCIAL CONDITION

HELD TO MATURITY SECURITIES

Held to maturity securities decreased $11,235,000 at September 30, 2003, as compared with September 30, 2002, as a result of the management of the Company's liquidity position. Funds available from the maturity of these securities were generally invested in available for sale securities. Gross unrealized gains for held to maturity securities were $204,000 and $559,000 at September 30, 2003 and 2002, respectively. The following schedule reflects the mix of the held to maturity investment portfolio at September 30, 2003 and 2002:

      September 30,                                2003                          2002
-------------------------                ------------------------      -------------------------
                                            Amount             %          Amount            %
                                         -----------         ----      ------------      -------
U. S. Treasury securities                $   999,645           14%     $  5,996,769           32%

U. S. Government agencies                  3,000,000           40%        8,001,423           43%

States and political
subdivisions                               3,354,688           46%        4,591,113           25%
                                         -----------         ----      ------------      -------
Totals                                   $ 7,354,333          100%     $ 18,589,305          100%
                                         ===========         ====      ============      =======

AVAILABLE FOR SALE SECURITIES

Available for sale securities increased $75,961,000 at September 30, 2003, as compared with September 30, 2002, as the result of the management of the Company's liquidity position, as discussed above. Gross unrealized gains were $2,361,000 and $3,073,000 at September 30, 2003 and 2002, respectively, and gross unrealized losses were $1,189,000 and $7,000 at September 30, 2003 and 2002, respectively. The following schedule reflects the mix of available for sale securities at September 30, 2003 and 2002:

          September 30,                           2003                           2002
---------------------------------      --------------------------      -------------------------
                                          Amount               %          Amount            %
                                       -------------         ----      ------------      -------
U. S. Treasury securities              $  55,514,592           25%     $ 49,544,202           34%

U. S. Government agencies                157,581,451           70%       91,264,968           62%

States and political subdivisions          6,385,248            3%        2,451,317            1%

Other securities                           4,362,351            2%        4,622,379            3%
                                       -------------         ----      ------------      -------
Totals                                 $ 223,843,642          100%     $147,882,866          100%
                                       =============         ====      ============      =======

FEDERAL FUNDS SOLD

The Company invests in Federal funds sold, as it deems necessary, in the management of the bank subsidiary's liquidity position.

LOANS

Loans decreased $38,561,000 at September 30, 2003, as compared with September 30, 2002. This decrease is the result of the decreased loan demand in the Company's trade area caused by the softening of the local economy. Another contributing factor is the refinancing of loans in our trade area's highly competitive interest rate environment. The Company anticipates that loan demand will continue to be flat or slightly decrease throughout the remainder of 2003. Funds that are available to fund loan demand are presently invested primarily in available for sale securities.

OTHER REAL ESTATE

Other real estate decreased $203,000 at September 30, 2003 as compared with September 30, 2002, due to the sale of several parcels of commercial real estate during the last quarter of 2002 and the first three quarters of 2003.

OTHER ASSETS

Other assets increased $2,535,000 at September 30, 2003, as compared with September 30, 2002, primarily due to an increase in deferred income taxes of $1,100,000, which was the result of unrealized losses on available for sale securities. This increase in other assets is also due to the investment of $800,000 in bank owned life insurance to fund deferred compensation plans to executive officers and directors.

DEPOSITS

Total deposits decreased $12,581,000 at September 30, 2003, as compared with September 30, 2002. Significant increases or decreases in total deposits and/or significant fluctuations among the different types of deposits from quarter to quarter are anticipated by Management as customers in the casino industry and county and municipal areas reallocate their resources periodically. As discussed above, the Company has managed its funds including planning the timing and classification of investment maturities and using other funding sources and their maturity so as to achieve appropriate liquidity. Specifically, the Company obtained brokered deposits of $30,000,000 during the third quarter of 2000. The last of these deposits matured during the third quarter of 2003. The Company currently does not plan to obtain further brokered deposits.

ACCRUED INTEREST PAYABLE

Accrued interest payable decreased $253,000 at September 30, 2003, as compared with September 30, 2002 as a result of the decline in interest rates paid on deposits.

FEDERAL FUNDS PURCHASED

Federal funds purchased increased $24,493,000 at September 30, 2003, as compared with September 30, 2002, in the management of the Company's liquidity position and the reallocation of funds by certain customers between deposit and non-deposit products.

OTHER LIABILITIES

Other liabilities increased $707,000 at September 30, 2003, as compared with September 30, 2002, primarily as a result of an increase in liabilities related to deferred compensation benefits for a retired officer and current officers and directors of the bank subsidiary.

SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY

Strength, security and stability have been the hallmark of the Company since its founding in 1985 and of its bank subsidiary since its founding in 1896. A strong capital foundation is fundamental to the continuing prosperity of the Company and the security of its customers and shareholders.

One measure of capital adequacy is the primary capital ratio which was 15.67% at September 30, 2003, as compared with 14.97% at September 30, 2002. These ratios are well above the regulatory minimum of 6.00%. Management continues to emphasize the importance of maintaining the appropriate capital levels of the Company.

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

         Net Interest Earnings and Net Yield on Interest Earning Assets

Nine Months Ended September 30, (In
thousands, except percentages)                       2003              2002
-----------------------------------               ---------         ----------
Total interest income (1)                         $  19,055         $   21,033

Total interest expense                                4,600              7,713
                                                  ---------         ----------
  Net interest earnings                           $  14,455         $   13,320
                                                  =========         ==========
Net yield on interest earning assets                   3.83%              3.44%
                                                  =========         ==========

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2003 and 2002.

The schedule on page 17 provides an analysis of the change in total interest income and total interest expense for the nine months ended September 30, 2003 and 2002.

           Analysis of Changes in Interest Income and Interest Expense
                                 (In Thousands)

                         For the Nine   For the Nine
                            Months         Months                  Attributable To:
                            Ended          Ended      ------------------------------------------
                          September      September     Increase                           Rate/
                           30, 2003       30, 2002    (Decrease)   Volume      Rate      Volume
                         ------------   ------------  ------------------------------------------
INTEREST
INCOME: (1)

Loans (2)                $     13,119   $     15,203   $ (2,084)  $ (1,477)  $   (672)  $     65

Federal funds sold                 59            172       (113)      (147)       228       (194)

Held to maturity:

Taxable securities                287            779       (492)      (472)       (50)        30

Non-taxable securities            226            293        (67)       (85)        25         (7)

Available for sale:

Taxable securities              4,987          4,236        751      1,255       (389)      (115)

Non-taxable
securities                        183            107         76        214        (46)       (92)

Other securities                  194            243        (49)        (1)       (48)
                         -----------------------------------------------------------------------
Total                    $     19,055   $     21,033   $ (1,978)  $   (713)  $   (952)  $   (313)
                         =======================================================================
INTEREST
EXPENSE:

Savings and negotiable
interest bearing
deposits                 $      1,180   $      1,935   $   (755)  $   (288)  $   (549)  $     82

Time deposits                   2,364          4,566     (2,202)      (936)    (1,592)       326

Borrowings from FHLB              321            276         45        138        (62)       (31)

Federal funds
purchased and
securities sold under
agreements to
repurchase                        729            930       (201)        99       (271)       (29)

Mortgage
indebtedness                        6              6
                         -----------------------------------------------------------------------
Total                    $      4,600   $      7,713   $ (3,113)  $   (987)  $ (2,474)  $    348
                         =======================================================================

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2003 and 2002.

(2) Loan fees are included in these figures. Includes nonaccrual loans.

PROVISION FOR LOAN LOSSES

Management continuously monitors the Company's relationships with its loan customers, especially those in concentrated industries such as seafood, gaming and hotel/motel, and their direct and indirect impact on its operations. A thorough analysis of current economic conditions and the quality of the loan portfolio are conducted on a quarterly basis using the latest available information. These analyses are utilized in the computation of the adequacy of the allowance for loan losses. Based on these analyses, the Company provided $383,000 and $749,000 during the nine months ended September 30, 2003 and 2002, respectively, for loan losses. Although it does not anticipate that further loan loss provisions will be required in 2003, the Company will continue to closely monitor the allowance and will provide for such losses as deemed necessary.

TRUST DEPARTMENT INCOME AND FEES

Trust department income and fees increased $418,000 for the nine months ended September 30, 2003, as compared with the nine months ended September 30, 2002. This increase was due to the change in accounting for corporate bond fee income from a cash basis to accrual basis in 2003.

OTHER INCOME

Other income decreased $524,000 for the nine months ended September 30, 2003, as compared with the nine months ended September 30, 2002, primarily as a result of the income realized in 2002 from proceeds from whole life insurance owned by the bank subsidiary.

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

ITEM 4: CONTROLS AND PROCEDURES

Based on their evaluation, as of September 30, 2003, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(c) and 15d-15(c) and internal control over financial reporting (as defined in Exchange Act Rules 13a
- 15(f) and 15d - 15(f)) are effective. During the period ending September 30, 2003, there were no changes in internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II

                                OTHER INFORMATION

Item 5 - Other Information

In October 2003, a lawsuit was filed again the Company's bank subsidiary. This litigation, which specifies damages of $1,500,000 and punitive damages of $12,500,000, has been filed by an insurance company trying to reverse a settlement it voluntarily agreed to in 2000. The bank subsidiary intends to vigorously contest the allegations of the complaint. The Company replied to media inquiries about this matter in its statement dated October 16, 2003, which was filed as an exhibit to Form 8-K on October 17, 2003.

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 23           Consent of Certified Public Accountants

Exhibit 31.1         Certification of Chief Executive Officer Pursuant to Section 302 of the
                     Sarbanes-Oxley Act of 2002

Exhibit 31.2         Certification Chief Financial Officer Pursuant to Section 302 of the
                     Sarbanes-Oxley Act of 2002

Exhibit 32.1         Certification of Chief Executive Officer Pursuant to 18 U.S.C. ss. 1350

Exhibit 32.2         Certification of Chief Financial Officer Pursuant to 18 U.S.C. ss. 1350.

(b) Reports on Form 8-K

A Form 8-K was filed by the Company on October 17, 2003.

                                   SIGNATURES

Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          PEOPLES FINANCIAL CORPORATION
                                  (Registrant)

                             Date: November 7, 2003

                             By: /s/ Chevis C. Swetman
                                 --------------------------------
                                     Chevis C. Swetman
                 Chairman, President and Chief Executive Officer

                             Date: November 7, 2003

                              By: /s/ Lauri A. Wood
                                  -------------------------------
                                      Lauri A. Wood
                     Chief Financial Officer and Controller
                  (principal financial and accounting officer)