Form 10-K
period 2003-12-31
PEOPLES FINANCIAL CORP /MS/
filed 2004-03-26
CIK 770460

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission File Number 0-30050

PEOPLES FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Mississippi	64-0709834

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification number

Lameuse and Howard Avenues, Biloxi, Mississippi	39533

(Address of principal executive offices)	(Zip code)

228-435-5511

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

Name of Each Exchange on
Title of Each Class	Which Registered

None	None

Securities registered pursuant to Section 12 (g) of the Act:

Common, $1.00 Par Value

(Title of each class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES    [X]   NO [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.   [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act.) YES [   ]   NO [X]

At June 30, 2003, the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $61,707,000.

On March 1, 2004, the registrant had outstanding 5,557,379 shares of common stock, par value of $1.00 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Annual Report to Stockholders for the year ended December 31, 2003 are incorporated by reference into Parts I, II and III of this report. Portions of the Registrant’s Definitive Proxy Statement issued in connection with the Annual Meeting of Shareholders to be held April 14, 2004, are incorporated by reference into Part III of this report.

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

THE REGISTRANT

Peoples Financial Corporation (the “Company”) was established as a one bank holding company on December 18, 1984. The Company is headquartered in Biloxi, Mississippi. At December 31, 2003, the Company operated in the state of Mississippi through its wholly-owned subsidiary, The Peoples Bank, Biloxi, Mississippi (“the Bank”). The Company is now engaged, through this subsidiary, in the banking business. The Bank is the Company’s principal asset and primary source of revenue.

NONBANK SUBSIDIARY

On August 22, 1985, PFC Service Corp. (“PFC”) was chartered and began operations as the second wholly-owned subsidiary of Peoples Financial Corporation on October 3, 1985. The purpose of PFC was principally the leasing of automobiles and equipment under direct financing and sales-type leases that expired in various periods through 1993. PFC is inactive at this time.

THE BANK SUBSIDIARY

The Company’s wholly-owned bank subsidiary is The Peoples Bank, which was originally chartered in 1896 in Biloxi, Mississippi. The Bank is a state chartered bank whose deposits are insured under the Federal Deposit Insurance Act. The Bank is not a member of the Federal Reserve System. The legal name of the Bank was changed to The Peoples Bank, Biloxi, Mississippi, during 1991.

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

The Main Office, operations center and asset management and trust services of the Bank are located in downtown Biloxi, MS. At December 31, 2003, the Bank also had fifteen (15) branches located throughout Harrison, Hancock, Jackson and Stone Counties. The Bank has automated teller machines (“ATM”) at its Main Office, all branch locations and at numerous non-proprietary locations.

At December 31, 2003, the Bank employed 207 full-time employees and 17 part-time employees.

COMPETITION

The Bank is in direct competition with numerous local and regional commercial banks as well as other non-bank institutions. Interest rates paid and charged on deposits and loans are the primary competitive factors within the Bank’s trade area. The Bank also competes for deposits and loans with insurance companies, finance companies and automobile finance companies. Recent legislation may further impact the competitors in this trade area. The Bank intends to continue its strategy of being a local, community bank offering traditional bank services and providing quality service in its local trade area.

ASSET MANAGEMENT AND TRUST SERVICES

The Bank’s Asset Management and Trust Services Department offers personal trust, agencies and estate services including living and testamentary trusts, executorships, guardianships, and conservatorships. Benefit accounts maintained by the Department primarily include self-directed individual retirement accounts. Escrow management, stock transfer and bond paying agency accounts are available to corporate customers.

MISCELLANEOUS

The Bank holds no patents, licenses (other than licenses required to be obtained from appropriate bank regulatory agencies), franchises or concessions. During 1994, the Bank obtained the rights to the registered trademark, “The Mint”. There has been no significant change in the kind of services offered by the Bank during the last three fiscal years.

The Bank has not engaged in any research activities relating to the development of new services or the improvement of existing services except in the normal course of its business activities. The Bank presently has no plans for any new line of business requiring the investment of a material amount of total assets.

Most of the Bank’s business originates from within Harrison, Hancock, Stone and Jackson Counties in Mississippi; however, some business is obtained from Claiborne County, Pearl River County and the other counties in southern Mississippi. There has been no material effect upon the Bank’s capital expenditures, earnings or competitive position as a result of federal, state or local environmental regulations.

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

A bank holding company and its subsidiaries are also prohibited from acquiring any voting shares of or interest in, any banks located outside the state in which the operations of the bank holding company’s subsidiaries are located, unless the acquisition is specially authorized by the statute of the state in which the target is located. Mississippi has enacted legislation which authorizes interstate acquisitions of banking organizations by bank holding companies outside of Mississippi, and also interstate branching transactions, subject to certain conditions and restrictions.

The Bank is subject to the regulation of and examination by the Mississippi Department of Banking and Consumer Finance (“Department of Banking”) and the Federal Deposit Insurance Corporation (“FDIC”). Areas subject to regulation include reserves, investments, loans, mergers, branching, issuance of securities, payment of dividends, capital adequacy, management practices and all other aspects of banking operations. In addition to regular examinations, the Bank must furnish periodic reports to its regulatory authorities containing a full and accurate statement of affairs. The Bank is subject to deposit insurance assessments by the FDIC and the Department of Banking.

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

RECENT REGULATION AND SUPERVISION LEGISLATION

During 1999, the Gramm-Leach-Bliley Act (the “Act”) was signed into law. The Act allows bank holding companies to engage in a wider range of financial activities. In order to engage in such activities, which, among others, include underwriting and selling insurance, providing financial, investment or economic advisory services, and underwriting, dealing in or making a market in, services, a bank holding company must elect to become a financial holding company. The Act also authorized the establishment of financial subsidiaries in order to engage in such financial activities, with certain limitations.

The Act also contains a number of other provisions affecting the Company’s operations . One of the most important of these provisions relates to the issue of privacy. Federal banking regulators were authorized by the Act to adopt rules designed to protect the financial privacy of consumers. These rules implemented notice requirements and restrictions on a financial institution’s ability to disclose nonpublic personal information about consumers to non-affiliated third parties.

As of the date of this Form 10-K, the Company has not taken any action to adopt either the financial holding company or the financial subsidiary structures that were authorized by the Act.

SUPPLEMENTAL STATISTICAL INFORMATION

Schedules I-A through VII present certain statistical information regarding the Company. This information is not audited and should be read in conjunction with the Company’s Consolidated Financial Statements and Notes to Consolidated Financial Statements found at pages 10 - 29 of the 2003 Annual Report to Shareholders.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY AND INTEREST RATES AND DIFFERENTIALS

Net Interest Income, the difference between Interest Income and Interest Expense, is the most significant component of the Company’s earnings. For interest analytical purposes, Management adjusts Net Interest Income to a “taxable equivalent” basis using a 34% Federal Income Tax rate on tax-exempt items (primarily interest on municipal securities).

Another significant statistic in the analysis of Net Interest Income is the effective interest differential, also called the net yield on earning assets. The net yield is the difference between the rate of interest earned on earning assets and the effective rate paid for all funds, non-interest bearing as well as interest bearing. Since a portion of the Bank’s deposits do not bear interest, such as demand deposits, the rate paid for all funds is lower than the rate on interest bearing liabilities alone.

Recognizing the importance of interest differential to total earnings, Management places great emphasis on managing interest rate spreads. Although interest differential is affected by national, regional and area economic conditions, including the level of credit demand and interest rates, there are significant opportunities to influence interest differential through appropriate loan and investment policies which are designed to maximize the interest differential while maintaining sufficient liquidity and availability of “incremental funds” for purposes of meeting existing commitments and investment in lending and investment opportunities that may arise.

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

Constant attention to the quality of the loan portfolio is achieved by the loan review process. Throughout this ongoing process, Management is advised of the condition of individual loans and of the quality profile of the entire loan portfolio. Any loan or portion thereof which is classified “loss” by regulatory examiners or which is determined by Management to be uncollectible because of such factors as the borrower’s failure to pay interest or principal, the borrower’s financial condition, economic conditions in the borrower’s industry or the inadequacy of underlying collateral, is charged-off.

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

The comments concerning the provision for loan losses and the allowance for loan losses presented in “Management’s Discussion and Analysis” at pages 5 - 9 of the 2003 Annual Report to Shareholders are incorporated herein by reference.

RETURN ON EQUITY AND ASSETS

The information under the captions “Five-Year Comparative Summary of Selected Financial Information” on page 31 and “Management’s Discussion and Analysis” on pages 5 - 9 of the 2003 Annual Report are incorporated herein by reference.

DIVIDEND PAYOUT

	Years Ended December 31,
	2003	2002	2001
Dividend payout ratio	32.22%	42.11%	33.80%

SCHEDULE I-A

Distribution of Average Assets, Liabilities and Shareholders’ Equity for the Periods Indicated (2)

Years Ended December 31, (In thousands)	2003	2002	2001
ASSETS:
Cash and due from financial institutions	$34,423	$34,560	$33,948
Available for sale securities:
Taxable securities	189,053	141,296	86,590
Non-taxable securities	5,359	2,054	3,628
Other securities	6,454	6,511	6,747
Held to maturity securities:
Taxable securities	6,629	19,079	65,783
Non-taxable securities	3,619	5,058	5,829
Net loans (1)	287,504	319,023	353,316
Federal funds sold	5,685	11,677	5,595
Other assets	35,522	30,696	30,498

TOTAL ASSETS	$574,248	$569,954	$591,934

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Non-interest bearing deposits	$119,038	$77,254	$69,375
Interest bearing deposits	267,017	325,135	363,950

Total deposits	386,055	402,389	433,325
Federal funds purchased and securities sold under agreements to repurchase	87,912	74,580	66,606
Other liabilities	17,793	12,631	13,560

Total liabilities	491,760	489,600	513,491
Shareholders’ equity	82,488	80,354	78,443

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$574,248	$569,954	$591,934

(1)	Gross loans and discounts, net of unearned income and allowance for loan losses.

(2)	All averages are computed on a daily basis with the exception of deposits, which were computed on a monthly basis. Daily averages were not available for deposits.

SCHEDULE I-B
Average (2) Amount Outstanding for Major Categories of Interest Earning Assets
and Interest Bearing Liabilities for the Periods Indicated

Years Ended December 31, (In thousands)	2003	2002	2001
INTEREST EARNING ASSETS:
Loans (1)	$293,708	$324,757	$358,291
Federal funds sold	5,685	11,677	5,595
Available for sale securities:
Taxable securities	189,053	141,296	86,590
Non-taxable securities	5,359	2,054	3,628
Other securities	6,454	6,511	6,747
Held to maturity securities:
Taxable securities	6,629	19,079	65,783
Non-taxable securities	3,619	5,058	5,829

TOTAL INTEREST EARNING ASSETS	$510,507	$510,432	$532,463

INTEREST BEARING LIABILITIES:
Savings and negotiable interest bearing deposits	$129,799	$153,867	$144,780
Time deposits	137,218	171,268	219,170
Federal funds purchased and securities sold under agreements to repurchase	87,912	74,580	66,606
Other borrowed funds	10,749	6,004	7,152

TOTAL INTEREST BEARING LIABILITIES	$365,678	$405,719	$437,708

(1) Net of unearned income. Includes nonaccrual loans.

(2) All averages are computed on a daily basis with the exception of deposits, which were computed on a monthly basis. Daily averages were not available for deposits.

SCHEDULE I-C
Interest Earned or Paid on the Major Categories of Interest Earning Assets
and Interest Bearing Liabilities for the Periods Indicated

Years Ended December 31, (In thousands)	2003	2002	2001
INTEREST EARNED ON:
Loans (2)	$17,182	$20,061	$28,174
Federal funds sold	62	196	204
Available for sale securities:
Taxable securities	6,893	5,658	4,407
Non-taxable securities	268	113	243
Other securities	249	257	446
Held to maturity securities:
Taxable securities	311	900	3,540
Non-taxable securities	290	420	536

TOTAL INTEREST EARNED (1)	$25,255	$27,605	$37,550

INTEREST PAID ON:
Savings and negotiable interest bearing deposits	$1,489	$2,398	$3,990
Time deposits	2,896	5,654	11,707
Federal funds purchased and securities sold under agreements to repurchase	998	1,180	2,220
Other borrowed funds	456	384	437

TOTAL INTEREST PAID	$5,839	$9,616	$18,354

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2003, 2002 and 2001.

(2) Loan fees of $547, $521 and $386 for 2003, 2002 and 2001, respectively, are included in these figures.

SCHEDULE I-D
Average Interest Rate Earned or Paid for Major Categories of
Interest Earning Assets and Interest Bearing Liabilities for the Periods Indicated

Years Ended December 31, (In thousands)	2003	2002	2001
AVERAGE RATE EARNED ON:
Loans	5.85%	6.18%	7.86%
Federal funds sold	1.09	1.68	3.65
Available for sale securities:
Taxable securities	3.65	4.00	5.09
Non-taxable securities	5.00	5.50	6.70
Other securities	3.86	3.95	6.61
Held to maturity securities:
Taxable securities	4.69	4.72	5.38
Non-taxable securities	8.01	8.30	9.20

TOTAL (weighted average rate) (1)	4.95%	5.41%	7.05%

AVERAGE RATE PAID ON:
Savings and negotiable interest bearing deposits	1.15%	1.56%	2.76%
Time deposits	2.11	3.30	5.34
Federal funds purchased and securities sold under agreements to repurchase	1.14	1.58	3.33
Other borrowed funds	4.24	6.40	6.11

TOTAL (weighted average rate)	1.60%	2.37%	4.19%

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2003, 2002 and 2001.

SCHEDULE I-E
Net Interest Earnings and Net Yield on Interest Earning Assets

Years Ended December 31,
(In thousands except percentages)	2003	2002	2001
Total interest income (1)	$25,255	$27,605	$37,550
Total interest expense	5,839	9,616	18,354

Net interest earnings	$19,416	$17,989	$19,196

Net yield on interest earning assets	3.83%	3.52%	3.61%

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2003, 2002 and 2001.

SCHEDULE I-F
Analysis of Changes In Interest Income and Interest Expense
(In thousands)

			Attributable to:
			Increase			Rate /
	2003	2002	(Decrease)	Volume	Rate	Volume
INTEREST INCOME:(1)
Loans (2) (3)	$17,182	$20,061	$(2,879)	$(1,918)	$(1,063)	$102
Federal funds sold	62	196	(134)	(170)	268	(232)
Available for sale securities:
Taxable securities	6,893	5,658	1,235	1,912	(506)	(171)
Non-taxable securities	268	113	155	181	(10)	(16)
Other securities	249	257	(8)	(2)	(6)
Held to maturity securities:
Taxable securities	311	900	(589)	(587)	(5)	3
Non-taxable securities	290	420	(130)	(119)	(15)	4

Total	$25,255	$27,605	$(2,350)	$(703)	$(1,337)	$(310)

INTEREST EXPENSE:
Savings and negotiable interest bearing deposits	$1,489	$2,398	$(909)	$(375)	$(632)	$98
Time deposits	2,896	5,654	(2,758)	(1,124)	(2,039)	405
Federal funds purchased and securities sold under agreements to repurchase	998	1,180	(182)	211	(333)	(60)
Other borrowed funds	456	384	72	303	(129)	(102)

Total	$5,839	$9,616	$(3,777)	$(985)	$(3,133)	$341

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2003 and 2002.

(2) Loan fees are included in these figures.

(3) Includes interest on nonaccrual loans.

SCHEDULE I-F (continued)
Analysis of Changes in Interest Income and Interest Expense
(In thousands)

			Attributable to:
			Increase			Rate /
	2002	2001	(Decrease)	Volume	Rate	Volume
INTEREST INCOME:(1)
Loans (2) (3)	$20,061	$28,174	$(8,113)	$(2,637)	$(6,042)	$566
Federal funds sold	196	204	(8)	222	(110)	(120)
Available for sale securities:
Taxable securities	5,658	4,407	1,251	2,784	(940)	(593)
Non-taxable securities	113	243	(130)	(105)	(43)	18
Other securities	257	446	(189)	(16)	(180)	7
Held to maturity securities:
Taxable securities	900	3,540	(2,640)	(2,513)	(437)	310
Non-taxable securities	420	536	(116)	(71)	(52)	7

Total	$27,605	$37,550	$(9,945)	$(2,336)	$(7,804)	$195

INTEREST EXPENSE:
Savings and negotiable interest bearing deposits	$2,398	$3,990	$(1,592)	$250	$(1,734)	$(108)
Time deposits	5,654	11,707	(6,053)	(2,559)	(4,472)	978
Federal funds purchased and securities sold under agreements to repurchase	1,180	2,220	(1,040)	266	(1,166)	(140)
Other borrowed funds	384	437	(53)	(70)	20	(3)

Total	$9,616	$18,354	$(8,738)	$(2,113)	$(7,352)	$727

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2002 and 2001.

(2) Loan fees are included in these figures.

(3) Includes interest on nonaccrual loans.

SCHEDULE II-A
Securities Portfolio
Book Value of Securities Portfolio at the Dates Indicated

December 31, (In thousands):	2003	2002	2001
Available for sale securities:
U. S. Government, agency and corporate obligations	$195,888	$142,751	$136,149
States and political subdivisions	7,267	4,139	1,763
Other securities	4,331	4,594	4,990

Total	$207,486	$151,484	$142,902

Held to maturity securities:
U. S. Government, agency and corporate obligations	$1,000	$12,998	$32,635
States and political subdivisions	3,353	4,590	5,644

Total	$4,353	$17,588	$38,279

SCHEDULE II-B
Maturity of Securities Portfolio at December 31, 2003
And Weighted Average Yields of Such Securities

	Maturity
	(In thousands except percentage data)
			After one but			After five but
	Within one year		within five years			within ten years			After ten years
	Amount	Yield	Amount		Yield	Amount		Yield	Amount		Yield

Available for sale securities:
U. S. Government, agency and corporate obligations	$30,271	3.37%		$101,274	3.53%		$61,785	4.36%		$2,558	5.43%
States and political subdivisions	167	2.93%		3,422	3.65%		1,471	3.43%		2,207	3.69%
Other										4,331	3.86%

Totals	$30,438	3.36%		$104,696	3.54%		$63,256	4.28%		$9,096	4.39%

Held to maturity securities:
U. S. Government, agency and corporate obligations	$1,000	5.29%	$			$			$
States and political subdivisions	131	4.45%		1,212	5.25%		283	5.27%		1,727	5.23%

Totals	$1,131	5.20%		$1,212	5.25%		$283	5.27%		$1,727	5.23%

Note: The weighted average yields are calculated on the basis of cost. Average yields on investments in states and political subdivisions are based on their contractual yield.

SCHEDULE III-A
Loan Portfolio
Loans by Type Outstanding (1)

December 31, (In thousands):	2003	2002	2001	2000	1999
Real estate, construction	$14,896	$21,534	$25,636	$29,269	$24,793
Real estate, mortgage	223,246	197,478	224,524	235,835	215,726
Loans to finance agricultural production and other loans to farmers	3,980	7,375	7,241	11,019	8,441
Commercial and industrial loans	41,832	65,946	71,271	79,620	63,104
Loans to individuals for household, family and other consumer expenditures	11,020	15,990	15,068	17,186	16,476
Obligations of states and political subdivisions	2,560	3,637	3,233	3,967	2,723
All other loans	389	336	196	580	1,254

Totals	$297,923	$312,296	$347,169	$377,476	$332,517

(1)	No foreign debt outstanding.

SCHEDULE III-B

Maturities and Sensitivity to Changes in
Interest Rates of the Loan Portfolio as of December 31, 2003

	Maturity (In thousands)
		Over one year
	One year or	through 5
	less	years	Over 5 years	Total
Loans:
Real estate, construction	$11,110	$2,012	$1,774	$14,896
Real estate, mortgage	47,011	131,642	44,593	223,246
Loans to finance agricultural production and other loans to farmers	3,860	120		3,980
Commercial and industrial loans	18,529	18,288	5,015	41,832
Loans to individuals for household, family and other consumer expenditures	4,264	6,573	183	11,020
Obligations of states and political subdivisions	241	812	1,507	2,560
All other loans	327	62		389

Totals	$85,342	$159,509	$53,072	$297,923

Loans with pre-determined interest rates	$22,067	$79,269	$14,584	$115,920
Loans with floating interest rates	63,275	80,240	38,488	182,003

Totals	$85,342	$159,509	$53,072	$297,923

SCHEDULE III-C
Non-Performing Loans

December 31, (In thousands):	2003	2002	2001	2000	1999
Loans accounted for on a non-accrual basis (1)	$7,415	$6,550	$650	$3,424	$100

Loans which are contractually past due 90 or more days as to interest or principal payment, but are not included above	4,867	2,828	1,732	24	1,238

(1) The Bank places loans on a nonaccrual status when, in the opinion of Management, they possess sufficient uncertainty as to timely collection of interest or principal so as to preclude the recognition in reported earnings of some or all of the contractual interest. See Note C to the 2003 Annual Report to Shareholders for discussion of impaired loans.

SCHEDULE IV-A
Summary of Loan Loss Expenses
(In thousands except percentage data)

	2003	2002	2001	2000	1999
Average amount of loans outstanding (1)	$293,708	$324,757	$358,291	$359,624	$304,201

Balance of allowance for loan losses at the beginning of period	$6,697	$5,658	$4,568	$4,338	$4,382
Loans charged-off:
Commercial, financial and agricultural	109	139	895	2,088	334
Consumer and other	1,236	1,926	1,079	2,573	74

Total loans charged-off	1,345	2,065	1,974	4,661	408
Recoveries of loans previously charged-off:
Commercial, financial and agricultural	42	64	230	209	190
Consumer and other	558	612	331	490	54

Total recoveries	600	676	561	699	244

Net loans charged-off	745	1,389	1,413	3,962	164
Provision for loan losses charged to operating expense	447	2,428	2,503	4,192	120

Balance of allowance for loan losses at end of period	$6,399	$6,697	$5,658	$4,568	$4,338

Ratio of net charge-offs during period to average loans outstanding	0.25%	0.43%	0.39%	1.10%	0.05%

(1) Net of unearned income.

SCHEDULE IV-B
Allocation of the Allowance for Loan Losses

	2003		2002		2001		2000		1999
		% of		% of		% of		% of		% of
		Loans		Loans to		Loans		Loans		Loans
Balance at December		to Total		Total		to Total		to Total		to Total
31, (In thousands)	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Real estate, construction	$658	5	$245	7	$256	7	$260	8	$289	7
Real estate, mortgage	3,229	74	3,770	63	4,260	65	2,913	62	2,647	65
Loans to finance agricultural production and other loans to farmers	20	1	70	2	72	2	237	3	245	3
Commercial and industrial loans	1,963	14	2,425	21	875	20	918	21	859	18
Loans to individuals for household, family and other consumer expenditures	525	4	173	5	175	4	200	4	256	5
Obligations of states and political subdivisions	-0-	1	-0-	1	-0-	1	-0-	1	-0-	1
All other loans	4	1	14	1	15	1	25	1	23	1
Unallocated	-0-	N/A	-0-	N/A	5	N/A	15	N/A	19	N/A

Totals	$6,399	100	$6,697	100	$5,658	100	$4,568	100	$4,338	100

SCHEDULE V
Summary of Average Deposits and Their Yields

	2003		2002		2001
Years Ended December
31, (In thousands
except for percentage
data)	Amount	Rate	Amount	Rate	Amount	Rate
Demand deposits in domestic offices	$119,038	N/A	$77,254	N/A	$69,375	N/A
Negotiable interest bearing deposits in domestic offices	86,447	1.27%	119,034	1.45%	119,900	2.76%
Savings deposits in domestic offices	43,352	.92%	34,833	1.93%	24,880	2.73%
Time deposits in domestic offices	137,218	2.11%	171,268	3.30%	219,170	5.34%

Total deposits	$386,055	1.14%	$402,389	2.00%	$433,325	3.62%

Certificates of deposit outstanding in amounts $100,000 or more (in thousands) by the amount of time remaining until maturity as of December 31, 2003, are as follows:

Remaining maturity:
3 months or less	$30,103
Over 3 through 6 months	19,348
Over 6 months through 12 months	7,526
Over 12 months	1,206

Total	$58,183

SCHEDULE VI
Short Term Borrowings
(In thousands except percentage data)

	2003	2002	2001
Amount outstanding at December 31,	$95,039	$67,246	$82,489
Weighted average interest rate at December 31,	1.03%	1.08%	1.62%
Maximum outstanding at any month-end during year	$97,757	$95,261	$82,489
Average amount outstanding during year	$87,912	$74,580	$66,606
Weighted average interest rate	1.14%	1.58%	3.33%

Note: Short term borrowings include federal funds purchased from other banks and securities sold under agreements to repurchase.

SCHEDULE VII
Interest Sensitivity/Gap Analysis

December 31, 2003 (In	0 - 3	4 - 12	1 - 5	Over 5
thousands)	Months	Months	Years	Years	Total
ASSETS:
Loans (1)	$177,843	$15,202	$79,340	$18,123	$290,508
Available for sale securities	14,063	16,375	104,696	72,352	207,486
Held to maturity securities	101	1,029	1,213	2,010	4,353

Total assets	$192,007	$32,606	$185,249	$92,485	$502,347

FUNDING SOURCES:
Interest bearing deposits	$219,280	$53,985	$22,866	$2	$296,133
Long-term funds	10,068	205	748	6,159	17,180

Total funding sources	$229,348	$54,190	$23,614	$6,161	$313,313

REPRICING/MATURITY GAP:
Period	$(37,341)	$(21,584)	$161,635	$86,324	$189,034
Cumulative	(37,341)	(58,925)	102,710	189,034
Period Gap/Total Assets	(7.43%)	(4.29)%	32.18%	17.18%
Cumulative Gap/Total Assets	(7.43%)	(11.72)%	20.46%	37.64%

     (1) Amounts stated include fixed and variable rate investments of the balance sheet that are still accruing interest. Variable rate instruments are included in the next period in which they are subject to a change in rate. The principal portions of scheduled payments on fixed rate instruments are included in periods in which they become due or mature.

ITEM 2 — PROPERTIES

The principal properties of the Company are its 15 business locations, including the Main Office, which is located at 152 Lameuse Street in Biloxi, MS. All such properties are owned by the Company. The operations center is subject to a mortgage from the Small Business Administration. The address of the Main Office and branch locations are listed on page 34 of the 2003 Annual Report to Shareholders.

ITEM 3 — LEGAL PROCEEDINGS

The information included in Note K to the Consolidated Financial Statements included in the 2003 Annual Report to Shareholders is incorporated herein by reference.

ITEM 4 — SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

None.

PART II

ITEM 5 — MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The information provided on page 32 of the 2003 Annual Report is incorporated herein by reference.

ITEM 6 — SELECTED FINANCIAL DATA

The information under the caption “Five Year Comparative Summary of Selected Financial Information” on page 31 of the 2003 Annual Report is incorporated herein by reference.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 5 — 9 of the 2003 Annual Report is incorporated herein by reference.

ITEM 7a — QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information under the caption “Quantitative and Qualitative Disclosures about Market Risk” on pages 8 — 9 of the 2003 Annual Report is incorporated herein by reference.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The following consolidated financial statements of the Company and consolidated subsidiaries and the independent auditors’ report appearing on pages 10 — 30 of the 2003 Annual Report are incorporated herein by reference:

Consolidated Statements of Condition on page 10
Consolidated Statements of Income on page 11
Consolidated Statements of Shareholders’ Equity on page 12 - 13
Consolidated Statements of Cash Flows on page 14
Notes to Consolidated Financial Statements on pages 15 - 29
Independent Auditors’ Report on page 30

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9a — CONTROLS AND PROCEDURES

Based on their evaluation, as of December 31, 2003, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(c) and 15d-15(c)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) are effective. During the period ending December 31, 2003, there were no changes in internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information in Sections II and IX contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 14, 2004, which was filed by the Company in definitive form with the Commission on March 12, 2004, is incorporated herein by reference.

The Company’s Board of Directors has adopted a Code of Conduct that applies to not only the chief executive officer and the chief financial officer, but also all of the officers, directors and employees of the Company and its subsidiaries. A copy of this Code of Conduct can be found at the Company’s internet website at www.thepeoples.com. The Company intends to disclose any amendments to its

Code of Conduct, and any waiver from a provision of the Code of Conduct granted to the Company’s chief executive officer or chief financial officer on the Company’s internet website within five business days following such amendment or waiver. The information contained on or connected to the Company’s internet website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that the Company may file with or furnish to the SEC.

ITEM 11 — EXECUTIVE COMPENSATION

The information in Section V contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 14, 2004, which was filed by the Company in definitive form with the Commission on March 12, 2004, is incorporated herein by reference.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information in Sections III and IV contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 14, 2004, which was filed by the Company in definitive form with the Commission on March 12, 2004, is incorporated herein by reference.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information in Sections V, VI, VII and IX contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 14, 2004, which was filed by the Company in definitive form with the Commission on March 12, 2004, is incorporated herein by reference.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in Section XII contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 14, 2004, which was filed by the Company in definitive form with the Commission on March 12, 2004, is incorporated herein by reference.

PART IV

ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8 — K

(a) 1. Index of Financial Statements:

     See Item 8.

(a) 2. Index of Financial Schedules:

     All other schedules have been omitted as not applicable or not required or because the information has been included in the financial statements or applicable notes.

(a) 3. Index of Exhibits:

		Incorporated by
		Reference to	Form		Exhibit
		Registration or File	of	Date of	Number in
	Description	Number	Report	Report	Report
(3.1)	Articles of Incorporation	0-30050	10/a	6/21/99	3.1

(3.2)	By-Laws	0-30050	10/a	6/21/99	3.2

(10.1)	Description of Automobile Plan*

(10.2)	Directors’ Deferred Income Plan Agreements*

(10.3)	Executive Supplemental Income Plan Agreements*

(10.4)	Split Dollar Plan Agreements*

(10.5)	Deferred Compensation Plan	33-15595	10-K	12/31/93	10.5

(10.6)	Description of Stock Incentive Plan	33-15595	10-K	12/31/01	10.6

(13)	Annual Report to Shareholders for year ended December 31, 2003 * ( C)

(21)	Proxy Statement for Annual Meeting of Shareholders to be held April 14, 2004

(22)	Subsidiaries of the registrant	33-15595	10-K	12/31/88	22

Incorporated by
		Reference to	Form		Exhibit
		Registration or File	of	Date of	Number in
	Description	Number	Report	Report	Report
(23)	Consent of Certified Public Accountants *

(31.1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes -Oxley Act of 2002*

(31.2)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002*

(32.1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. ss. 1350*

(32.2)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. ss. 1350*

(b) Reports on Form 8-K:

A Form 8-K was filed on October 17, 2003 and January 12, 2004.

(C) Furnished for the information of the Commission only and not deemed “filed” except for those portions which are specifically incorporated herein.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL CORPORATION
(Registrant)

Date: March 24, 2004
BY:	/s/ Chevis C. Swetman

Chevis C. Swetman, Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

BY:	/s/ Chevis C. Swetman

Date: March 24, 2004
Chevis C. Swetman, Chairman, President and CEO

BY:	/s/ Drew Allen	BY:	/s/ Dan Magruder
Date:	March 24, 2004	Date:	March 24, 2004
	Drew Allen, Director		Dan Magruder, Director

BY:		BY:	/s/ Lyle M. Page

Date:		Date:	March 24, 2004
	Rex E. Kelly, Director		Lyle M. Page, Director

		BY:	/s/ Lauri A. Wood

		Date:	March 24, 2004
Lauri A. Wood, Principal Financial
and Accounting Officer