Form 10-Q
period 2004-03-31
PEOPLES FINANCIAL CORP /MS/
filed 2004-05-13
CIK 770460

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or
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

(228) 435-5511

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date. Peoples Financial Corporation has only one class of common stock authorized. At April 30, 2004, there were 15,000,000 shares of $1 par value common stock authorized, and 5,557,019 shares issued and outstanding.

PART I
FINANCIAL INFORMATION
PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

March 31, December 31, and March 31,	2004	2003	2003
Assets
Cash and due from banks	$38,078,406	$33,861,029	$60,539,875
Held to maturity securities, market value of $4,432,000 - March 31, 2004; $4,527,000 - December 31, 2003; $13,132,000 - March 31, 2003	4,251,461	4,352,854	12,786,448
Available for sale securities, at market value	212,972,197	207,486,172	191,386,475
Federal Home Loan Bank stock, at cost	1,680,000	1,974,200	1,940,300
Federal funds sold	4,000,000		1,600,000
Loans	305,481,911	297,922,945	298,156,093
Less: Allowance for loan losses	6,434,980	6,398,694	6,343,099

Loans, net	299,046,931	291,524,251	291,812,994
Bank premises and equipment, net of accumulated depreciation of $16,690,000 - March 31, 2004; $16,275,000 - December 31, 2003; and $15,446,000 - March 31, 2003	17,779,350	17,952,504	17,863,459
Other real estate	1,215,451	1,383,451	1,721,780
Accrued interest receivable	2,914,868	3,096,002	3,039,082
Other assets	13,651,377	13,804,039	12,894,073

Total assets	$595,590,041	$575,434,502	$595,584,486

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(Unaudited)

March 31, December 31, and March 31,	2004	2003	2003
Liabilities & Shareholders’ Equity
Liabilities:
Deposits:
Demand, non-interest bearing	$85,639,210	$76,423,904	$87,126,693
Savings and demand, interest bearing	189,843,958	173,913,054	184,214,635
Time, $100,000 or more	62,884,594	58,182,870	71,960,009
Other time deposits	64,513,669	64,036,836	72,316,265

Total deposits	402,881,431	372,556,664	415,617,602
Federal funds purchased and securities sold under agreements to repurchase	93,293,362	95,039,261	84,709,032
Borrowings from Federal Home Loan Bank	7,084,162	17,069,848	6,332,874
Notes payable	11,618	110,235	310,850
Other liabilities	6,809,128	7,154,545	6,257,183

Total liabilities	510,079,701	491,930,553	513,227,541
Shareholders’ Equity:
Common Stock, $1 par value, 15,000,000 shares authorized, 5,557,019, 5,557,379 and 5,567,415 shares issued and outstanding at March 31, 2004, December 31, 2003 and March 31, 2003, respectively	5,557,019	5,557,379	5,567,415
Surplus	65,780,254	65,780,254	65,780,254
Undivided profits	12,639,347	11,574,074	9,346,122
Unearned compensation		(94,899)	(131,043)
Accumulated other comprehensive income	1,533,720	687,141	1,794,197

Total shareholders’ equity	85,510,340	83,503,949	82,356,945

Total liabilities and shareholders’ equity	$595,590,041	$575,434,502	$595,584,486

See Independent Accountants’ Review Report and Selected Notes to Condensed Consolidated Financial Statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

For the Quarters Ended March 31,	2004	2003
Interest income:
Interest and fees on loans	$4,054,373	$4,543,327
Interest and dividends on investments:
U. S. Treasury	295,257	321,438
U. S. Government agencies and corporations	1,374,955	1,291,276
States and political subdivisions	105,639	86,734
Other investments	72,023	120,197
Interest on federal funds sold	14,163	47,487

Total interest income	5,916,410	6,410,459

Interest expense:
Time deposits of $100,000 or more	167,610	402,891
Other deposits	660,135	940,562
Borrowings from Federal Home Loan Bank	115,683	98,271
Mortgage indebtedness		1,960
Federal funds purchased and securities sold under agreements to repurchase	235,181	241,348

Total interest expense	1,178,609	1,685,032

Net interest income	4,737,801	4,725,427
Provision for losses on loans	180,000	178,640

Net interest income after provision for losses on loans	$4,557,801	$4,546,787

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Continued)
(Unaudited)

For the Quarters Ended March 31,	2004	2003
Other operating income:
Trust department income and fees	$356,102	$363,211
Service charges on deposit accounts	1,598,480	1,687,066
Other service charges, commissions and fees	66,954	65,517
Other income	326,497	329,234

Total other operating income	2,348,033	2,445,028

Other operating expense:
Salaries and employee benefits	2,769,903	2,888,736
Net occupancy	318,373	316,940
Equipment rentals, depreciation and maintenance	671,314	775,717
Other expense	1,617,120	1,626,671

Total other operating expense	5,376,710	5,608,064

Income before income taxes	1,529,124	1,383,751
Income taxes	457,492	346,580

Net income	$1,071,632	$1,037,171

See Independent Accountants’ Review Report and Selected Notes to Condensed Consolidated Financial Statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	# of					Accumulated Other
	Common			Undivided	Unearned	Comprehensive	Comprehensive
	Shares	Common Stock	Surplus	Profits	Compensation	Income	Income	Total
Balance, January 1, 2003	5,583,472	$5,583,472	$65,780,254	$8,510,341	$(143,043)	$2,000,582		$81,731,606
Comprehensive Income:
Net income				1,037,171			$1,037,171	1,037,171
Net unrealized loss on available for sale securities, net of tax						(174,835)	(174,835)	(174,835)
Reclassification adjustment for available for sale securities called or sold in the current year, net of tax						(31,550)	(31,550)	(31,550)

Total comprehensive income							$830,786

Issuance of stock for stock incentive plan					12,000			12,000
Retirement of common stock	(16,057)	(16,057)		(201,390)				(217,447)

Balance, March 31, 2003	5,567,415	$5,567,415	$65,780,254	$9,346,122	$(131,043)	$1,794,197		$82,356,945

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)
(Unaudited)

	# of					Accumulated Other
	Common			Undivided	Unearned	Comprehensive	Comprehensive
	Shares	Common Stock	Surplus	Profits	Compensation	Income	Income	Total
Balance, January 1, 2004	5,557,379	$5,557,379	$65,780,254	$11,574,074	$(94,899)	$687,141		$83,503,949
Comprehensive Income:
Net income				1,071,632			$1,071,632	1,071,632
Net unrealized gain on available for sale securities, net of tax						872,075	872,075	872,075
Reclassification adjustment for available for sale securities called or sold in current year, net of tax						(25,496)	(25,496)	(25,496)

Total comprehensive income							$1,918,211

Allocation of ESOP shares					94,899			94,899
Retirement of common stock	(360)	(360)		(6,359)				(6,719)

Balance, March 31, 2004	5,557,019	$5,557,019	$65,780,254	$12,639,347	$	$1,533,720		$85,510,340

See Independent Accountants’ Review Report and Selected Notes to Condensed Consolidated Financial Statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

For the Quarters Ended March 31,	2004	2003
Cash flows from operating activities:
Net income	$1,071,632	$1,037,171
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on sales of other real estate	10,000	(24,500)
Depreciation	413,000	486,000
Provision for losses on loans	180,000	178,640
Provision for losses on other real estate	168,000	73,440
Changes in assets and liabilities:
Accrued interest receivable	181,134	(180,892)
Other assets	(110,412)	173,222
Other liabilities	488,190	426,576

Net cash provided by operating activities	2,401,544	2,169,657

Cash flows from investing activities:
Proceeds from maturities and calls of held to maturity securities	101,393	4,801,242
Proceeds from maturities, sales and calls of available for sale securities	45,867,994	35,552,547
Investment in available for sale securities	(50,073,040)	(75,768,509)
Investment in Federal Home Loan Bank		(13,300)
Redemption of Federal Home Loan Bank stock	294,200
Proceeds from sales of other real estate	50,000	175,000
Loans, net (increase) decrease	(7,762,680)	12,857,718
Acquisition of premises and equipment	(239,846)	(1,290,059)
Federal funds sold	(4,000,000)	(1,600,000)
Other assets	(171,326)	(26,599)

Net cash used in investing activities	$(15,933,305)	$(25,311,960)

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

For the Quarters Ended March 31,	2004	2003
Cash flows from financing activities:
Demand and savings deposits, net increase	$25,146,210	$30,688,080
Time deposits, net increase (decrease)	5,178,557	(3,244,290)
Principal payments on notes	(3,718)	(11,521)
Borrowings from Federal Home Loan Bank	15,071,113	19,797
Repayments to Federal Home Loan Bank	(25,056,799)
Retirement of common stock	(6,719)	(217,447)
Cash dividends	(833,607)	(670,017)
Federal funds purchased and securities sold under agreements to repurchase, net decrease	(1,745,899)	17,463,329

Net cash provided by financing activities	17,749,138	44,027,931

Net increase in cash and cash equivalents	4,217,377	20,885,628
Cash and cash equivalents, beginning of period	33,861,029	39,654,247

Cash and cash equivalents, end of period	$38,078,406	$60,539,875

See Independent Accountants’ Review Report and Selected Notes to Condensed Consolidated Financial Statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES

SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Quarters Ended March 31, 2004 and 2003

1. The accompanying unaudited condensed consolidated financial statements have been prepared with the accounting policies in effect as of December 31, 2003 as set forth in the Notes to the Consolidated Financial Statements of Peoples Financial Corporation and Subsidiaries (the Company). In the opinion of Management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included and are of a normal recurring nature. The accompanying unaudited consolidated financial statements have been prepared also in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2. The results of operations for the quarter ended March 31, 2004, are not necessarily indicative of the results to be expected for the full year. Per share data is based on the weighted average shares of common stock outstanding of 5,557,284 and 5,569,913 for the quarters ended March 31, 2004 and 2003, respectively.

3. At March 31, 2004 and 2003, the total recorded investment in impaired loans amounted to $7,241,000 and $8,200,000, respectively. The average recorded investment in impaired loans amounted to approximately $7,166,000 and $8,189,000 at March 31, 2004 and 2003, respectively. The amount of that recorded investment in impaired loans for which there is a related allowance for loan losses was $7,241,000 at March 31, 2004. The allowance for losses related to these loans amounted to approximately $1,110,000 at March 31, 2004. The amount of interest not accrued on these loans amounted to approximately $32,000 and $72,000 for the quarter ended March 31, 2004 and 2003, respectively. In compliance with a bankruptcy court order, interest in the amount of $50,000 has been received and recorded as interest income relating to one impaired loan, with an average balance of $5,696,000 for the quarter ended March 31, 2004.

4. Transactions in the allowance for loan losses were as follows:

	For the Quarter		For the Quarter
	Ended March 31,	For the Year Ended	Ended March 31,
	2004	December 31, 2003	2003
Balance, beginning of period	$6,398,694	$6,696,911	$6,696,911
Provision for loan losses	180,000	447,000	178,640
Recoveries	71,312	599,783	181,786
Loans charged off	(215,026)	(1,345,000)	(714,238)

Balance, end of period	$6,434,980	$6,398,694	$6,343,099

5. The Company has defined cash and cash equivalents to include cash and due from banks. The Company paid $1,179,000 and $1,604,000 for the quarters ended March 31, 2004 and 2003, respectively, for interest on deposits and borrowings. Income tax payments of $277,000 were made during the quarter ended March 31, 2003.

Loans transferred to other real estate amounted to $60,000 and $750,000 for the quarters ended March 31, 2004 and 2003, respectively. The income tax effect on the accumulated other comprehensive income was $436,000 and ($106,000) at March 31, 2004 and 2003, respectively.

6. Certain reclassifications, which had no effect on prior year net income, have been made to the prior period statements to conform to current year presentation.

Independent Accountants’ Review Report

Board of Directors
Peoples Financial Corporation
Biloxi, Mississippi

We have reviewed the accompanying condensed consolidated balance sheets of Peoples Financial Corporation as of March 31, 2004, March 31, 2003 and December 31, 2003, and the related condensed consolidated statements of income, shareholders’ equity, and cash flows for the three months ended March 31, 2004 and March 31, 2003. These financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with United States generally accepted accounting principles for interim financial statements.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheets of Peoples Financial Corporation as of December 31, 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated January 21, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Piltz, Williams, LaRosa & Co.

PILTZ, WILLIAMS, LAROSA & Co.

May 5, 2004
Biloxi, Mississippi

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents Management’s discussion and analysis of the consolidated financial condition and results of operations of Peoples Financial Corporation and Subsidiaries (the Company) for the quarters ended March 31, 2004 and 2003. These comments highlight the significant events and should be considered in combination with the Condensed Consolidated Financial Statements included in this report on Form 10-Q.

Forward-Looking Information
 Congress passed the Private Securities Litigation Act of 1995 in an effort to encourage corporations to provide information about a company’s anticipated future financial performance. This act provides a safe harbor for such disclosure which protects the companies from unwarranted litigation if actual results are different from management expectations. This report contains forward-looking statements and reflects industry conditions, company performance and financial results. These forward-looking statements are subject to a number of factors and uncertainties which could cause the Company’s actual results and experience to differ from the anticipated results and expectations expressed in such forward-looking statements.

Overview
 During the first quarter of 2004, net income was $1,072,000, as compared with $1,037,000 for the first quarter of 2003. The Company continues to focus on managing its interest margin in its trade area’s extremely competitive interest rate environment. With the stabilization of the local economy, which began in the fourth quarter of 2003, the Company has experienced a 2.50% growth in loan volume. As can been seen in the schedule on page 17, however, the yield earned on loans has decreased in the first quarter of 2004 due to this competition.

The following schedule compares financial highlights for the quarters ended March 31, 2004 and 2003:

For the quarters ended March 31,	2004	2003
Net income per share	$0.19	$0.19
Book value per share	$15.39	$14.79
Return on average total assets	.73%	.72%
Return on average shareholders’ equity	5.07%	5.06%
Allowance for loan losses as a % of loans, net of unearned discount	2.11%	2.13%

Financial Condition

Held to Maturity Securities
Held to maturity securities decreased $8,535,000 at March 31, 2004, compared with March 31, 2003, as a result of the management of the Company’s liquidity position. As funds were available from the maturity of these securities, they were generally invested in short term U. S. Government Agency securities, which have been classified as available for sale. Gross unrealized gains for held to maturity securities were $180,000 and $346,000 at March 31, 2004 and 2003, respectively. There were no gross unrealized losses for held to maturity securities at March 31, 2004 and 2003, respectively. The following schedule reflects the mix of the held to maturity investment portfolio at March 31, 2004 and 2003:

March 31,	2004		2003
	Amount	%	Amount	%
U. S. Treasury	$999,944	24%	$3,998,600	31%
U. S. Government agencies			5,000,000	39%
States and political subdivisions	3,251,517	76%	3,787,848	30%

Totals	$4,251,461	100%	$12,786,448	100%

Available for Sale Securities
 Available for sale securities increased $21,586,000 at March 31, 2004, compared with March 31, 2003, in the management of the Company’s liquidity position, as discussed above. Gross unrealized gains were $2,693,000 and $2,764,000 and gross unrealized losses were $392,000 and $57,000 at March 31, 2004 and 2003, respectively. The following schedule reflects the mix of available for sale securities at March 31, 2004 and 2003:

March 31,	2004		2003
	Amount	%	Amount	%
U. S. Treasury	$67,534,112	32%	$55,590,905	29%
U. S. Government agencies	133,181,953	63%	126,527,811	67%
States and political subdivisions	7,888,920	3%	4,685,087	2%
Other securities	4,367,212	2%	4,582,672	2%

Totals	$212,972,197	100%	$191,386,475	100%

Federal Funds Sold
 Federal funds sold were $4,000,000 at March 31, 2004, as a direct result of the management of the bank subsidiary’s liquidity position.

Loans
 Loans increased $7,326,000 at March 31, 2004, as compared with March 31, 2003. During the fourth quarter of 2003 and continuing into the first quarter of 2004, the local economy has stabilized which has resulted in increased loan demand. The Company expects that this demand will continue in the remaining quarters of 2004.

Other Real Estate
 Other real estate decreased $506,000 at March 31, 2004, as compared with March 31, 2003, primarily due to sale of approximately $400,000 in ORE inventory during the second, third and fourth quarters of 2003.

Deposits
 Total deposits decreased $12,736,000 at March 31, 2004, as compared with March 31, 2003. Significant increases or decreases in total deposits and/or significant fluctuations among the different types of deposits from quarter to quarter are anticipated by Management as customers in the casino industry and county and municipal areas reallocate their resources periodically. As discussed above, the Company has managed its funds including planning the timing and classification of investment maturities and using other funding sources and their maturity so as to achieve appropriate liquidity.

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase
 Federal funds purchased and securities sold under agreements to repurchase increased $8,584,000 at March 31, 2004, as compared with March 31, 2003, as the result of the management of the Company’s liquidity position and the reallocation of funds by certain customers between deposit products and non-deposit products.

Borrowings from Federal Home Loan Bank
 The Company acquired funds from the Federal Home Loan Bank in the management of its liquidity position.

Notes Payable
 Notes payable decreased at March 31, 2004, as compared with March 31, 2003, as a result of the maturity and/or early payoff of Company debt.

Shareholders’ Equity and Capital Adequacy
 Strength, security and stability have been the hallmark of the Company since its founding in 1985 and of its bank subsidiary since its founding in 1896. A strong capital foundation is fundamental to the continuing prosperity of the Company and the security of its customers and shareholders. One measure of capital adequacy is the primary capital ratio which was 15.69% at March 31, 2004, as compared with 15.31% at March 31, 2003. These ratios are well above the regulatory minimum of 6.00%. Management continues to emphasize the importance of maintaining the appropriate capital levels of the Company.

RESULTS OF OPERATIONS

Net Interest Income
 Net interest income, the amount by which interest income on loans, investments and other interest earning assets exceeds interest expense on deposits and other borrowed funds, is the single largest component of the Company’s income. Management’s objective is to provide the largest possible amount of income while balancing interest rate, credit, liquidity and capital risk. The following schedule summarizes net interest earnings and net yield on interest earning assets:

Net Interest Earnings and Net Yield on Interest Earning Assets

Quarters Ended March 31, (In
thousands, except percentages)	2004	2003
Total interest income (1)	$5,973	$6,454
Total interest expense	1,179	1,685

Net interest earnings	$4,794	$4,769

Net yield on interest earning assets	3.76%	3.86%

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2004 and 2003.

The schedule on page 17 provides an analysis of the change in total interest income and total interest expense for the quarters ended March 31, 2004 and 2003. Changes in interest income are generally attributable to changes in interest rates related to interest-earning assets, particularly loans. Changes in interest expense, while impacted by changes in volume related to interest-bearing liabilities, particularly brokered time deposits, were heavily impacted by the decrease in the cost of funds during these time periods.

Analysis of Changes in Interest Income and Interest Expense
(In Thousands)

				Attributable To:
	For the Quarter	For the Quarter
	Ended March 31,	Ended March 31,	Increase			Rate/
	2004	2003	(Decrease)	Volume	Rate	Volume
INTEREST INCOME: (1)
Loans (2) (3)	$4,054	$4,543	$(489)	$(68)	$(428)	$7
Federal funds sold	14	47	(33)	(33)	(1)	1
Held to maturity:
Taxable	13	234	(221)	(214)	(81)	74
Non-taxable	66	79	(13)	(14)	1
Available for sale:
Taxable	1,657	1,379	278	294	(13)	(3)
Non-taxable	97	52	45	40	3	2
Other	72	120	(48)	(7)	(43)	2

Total	$5,973	$6,454	$(481)	$(2)	$(562)	$83

INTEREST EXPENSE:
Savings and demand, interest bearing	$339	$440	$(101)	$(22)	$(83)	$4
Time deposits	489	904	(415)	(333)	(130)	48
Federal funds purchased and securities sold under agreements to repurchase	235	241	(6)	32	(33)	(5)
Borrowings from FHLB	116	98	18	76	(32)	(26)
Mortgage indebtedness		2	(2)	(1)	(1)

Total	$1,179	$1,685	$(506)	$(248)	$(279)	$21

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2004 and 2003.

(2) Loan fees are included in these figures.

(3) Includes nonaccrual loans.

Provision for Loan Losses
 Management continuously monitors the Company’s relationships with its loan customers, especially those in concentrated industries such as seafood, gaming and hotel/motel, and their direct and indirect impact on its operations. A thorough analysis of current economic conditions and the quality of the loan portfolio are conducted on a quarterly basis. These analyses are utilized in the computation of the adequacy of the allowance for loan losses. Based on these analyses, the Company provided $180,000 for loan losses during the first quarter of 2004, primarily due to the increase in loans during the same period. The Company expects to provide for its loan loss provision on a monthly basis throughout the remaining quarters of 2004 at a similar level, as deemed necessary, based on the analysis.

Equipment Rentals, Depreciation and Maintenance
 Equipment rentals, depreciation and maintenance decreased $104,000 for the first quarter of 2004 as compared with the first quarter of 2003. This decrease was primarily the result of a decrease in depreciation of $73,000 on computer software and hardware acquired in 1998 as a part of the Company’s conversion to the Jack Henry system.

LIQUIDITY

Liquidity represents the Company’s ability to adequately provide funds to satisfy demands from depositors, borrowers and other commitments by either converting assets to cash or accessing new or existing sources of funds. Management monitors these funds requirements in such a manner as to satisfy these demands and provide the maximum earnings on its earning assets. Deposits, payments of principal and interest on loans, proceeds from maturities of investment securities and earnings on investment securities are the principal sources of funds for the Company. As discussed previously, the Company has utilized non-traditional sources of funds including brokered certificates and borrowings from the Federal Home Loan Bank. These additional sources have allowed the Company to satisfy its liquidity needs. The Company will continue to utilize these sources of funds throughout 2004, as necessary.

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

PART II
OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Shareholders of the Company was held on April 14, 2004.

(b) The following five directors were elected at the meeting to hold office for a term of one year:

	Approve	Disapprove
Drew Allen	4,843,076.074	3,500.931
Rex E. Kelly	4,905,476.074	3,500.931
Dan Magruder	4,905,476.074	3,500.931
Lyle M. Page	4,892,036.074	3,500.931
Chevis C. Swetman	4,905,476.074	3,500.931

Of the 5,557,379 shares outstanding and eligible to vote on April 14, shares not voted amounted to 624,325.731 and shares voted to abstain amounted to 39,244.264.

Item 5 - Other Information

None.

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 23:	Consent of Certified Public Accountants

Exhibit 31.1:	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002
Exhibit 31.2:	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002
Exhibit 32.1:	Certification of Chief Executive Officer Pursuant to 18 U.S.C. ss. 1350
Exhibit 32.2:	Certification of Chief Financial Officer Pursuant to 18 U.S.C. ss. 1350

(b) Reports on Form 8-K

A Form 8-K was filed on January 12, 2004 and April 15, 2004.

SIGNATURES

Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL CORPORATION
(Registrant)

Date: May 13, 2004

By:	/s/ Chevis C. Swetman
Chevis C. Swetman
Chairman, President and Chief Executive Officer

Date: May 13, 2004

By:	/s/ Lauri A. Wood
Lauri A. Wood
Chief Financial Officer and Controller (principal financial and accounting officer)