Form 10-Q
period 2004-06-30
PEOPLES FINANCIAL CORP /MS/
filed 2004-08-09
CIK 770460

====================================================================================================================================

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
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

Yes ☒	No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date. Peoples Financial Corporation has only one class of common stock authorized. At July 30, 2004, there were 15,000,000 shares of $1 par value common stock authorized, and 5,555,419 shares issued and outstanding.

PART I

FINANCIAL INFORMATION
PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

June 30, December 31, and June 30,	2004	2003	2003
Assets
Cash and due from banks	$37,883,278	$33,861,029	$42,351,377
Held to maturity securities, market value of $3,041,000 - June 30, 2004; $4,527,000 - December 31, 2003; $10,955,000 - June 30, 2003	2,945,427	4,352,854	10,635,491
Available for sale securities, at market value	191,660,051	207,486,172	206,735,490
Federal Home Loan Bank stock, at cost	1,389,700	1,974,200	1,952,200
Loans	317,279,963	297,922,945	294,927,203
Less: Allowance for loan losses	6,644,725	6,398,694	6,446,375

Loans, net	310,635,238	291,524,251	288,480,828
Bank premises and equipment, net of accumulated depreciation of $16,525,000 - June 30, 2004; $16,275,000 - December 31, 2003; and $15,602,000 - June 30, 2003	16,241,484	17,952,504	18,121,353
Other real estate	484,701	1,383,451	1,569,772
Accrued interest receivable	2,657,775	3,096,002	3,149,089
Other assets	18,371,429	13,804,039	12,414,622

Total assets	$582,269,083	$575,434,502	$585,410,222

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(Unaudited)

June 30, December 31, and June 30,	2004	2003	2003
Liabilities & Shareholders’ Equity
Liabilities:
Deposits:
Demand, non-interest bearing	$92,250,934	$76,423,904	$83,347,873
Savings and demand, interest bearing	173,603,679	173,913,054	163,409,436
Time, $100,000 or more	67,003,724	58,182,870	73,145,277
Other time deposits	63,719,899	64,036,836	70,326,992

Total deposits	396,578,236	372,556,664	390,229,578
Federal funds purchased and securities sold under agreements to repurchase	88,406,754	95,039,261	87,676,188
Borrowings from Federal Home Loan Bank	7,081,466	17,069,848	16,719,145
Notes payable	7,901	110,235	287,271
Other liabilities	7,673,418	7,154,545	6,847,413

Total liabilities	499,747,775	491,930,553	501,759,595
Shareholders’ Equity:
Common Stock, $1 par value, 15,000,000 shares authorized, 5,556,419, 5,557,379 and 5,561,211 shares issued and outstanding at June 30, 2004, December 31, 2003 and June 30, 2003, respectively	5,556,419	5,557,379	5,561,211
Surplus	65,780,254	65,780,254	65,780,254
Undivided profits	13,670,745	11,574,074	9,572,871
Unearned compensation		(94,899)	(119,043)
Accumulated other comprehensive income	(2,486,110)	687,141	2,855,334

Total shareholders’ equity	82,521,308	83,503,949	83,650,627

Total liabilities and shareholders’ equity	$582,269,083	$575,434,502	$585,410,222

See Report of Independent Registered Public Accounting Firm and Selected Notes to Condensed Consolidated Financial Statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Quarters Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Interest income:
Interest and fees on loans	$4,109,323	$4,395,365	$8,163,696	$8,938,692
Interest and dividends on investments:
U. S. Treasury	326,392	326,854	621,649	648,292
U. S. Government agencies and corporations	1,206,280	1,499,454	2,581,235	2,790,730
States and political subdivisions	110,311	90,738	215,950	177,472
Other investments	51,592	13,466	123,615	133,663
Interest on federal funds sold	6,764	6,302	20,927	53,789

Total interest income	5,810,662	6,332,179	11,727,072	12,742,638

Interest expense:
Time deposits of $100,000 or more	195,349	370,051	362,959	772,942
Other deposits	643,154	889,233	1,303,289	1,829,795
Mortgage indebtedness		1,903		3,863
Borrowings from Federal Home Loan Bank	110,704	108,877	226,387	207,148
Federal funds purchased and securities sold under agreements to repurchase	246,464	253,691	481,645	495,039

Total interest expense	1,195,671	1,623,755	2,374,280	3,308,787

Net interest income	4,614,991	4,708,424	9,352,792	9,433,851
Provision for losses on loans	183,000	139,105	363,000	317,745

Net interest income after provision for losses on loans	$4,431,991	$4,569,319	$8,989,792	$9,116,106

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Continued)
(Unaudited)

	For the Quarters Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Other operating income:
Trust department income and fees	$394,078	$397,801	$750,180	$761,012
Service charges on deposit accounts	1,406,063	1,751,556	3,004,543	3,438,622
Other service charges, commissions and fees	78,323	68,401	145,277	133,918
Gain on sale of bank premises	1,270,697		1,270,697
Other income	232,077	268,930	558,574	598,164

Total other operating income	3,381,238	2,486,688	5,729,271	4,931,716

Other operating expense:
Salaries and employee benefits	2,836,006	2,717,698	5,605,909	5,606,434
Net occupancy	363,811	326,875	682,184	643,815
Equipment rentals, depreciation and maintenance	581,781	723,199	1,253,095	1,498,916
Other expense	1,207,572	1,689,298	2,824,692	3,315,969

Total other operating expense	4,989,170	5,457,070	10,365,880	11,065,134

Income before income taxes	2,824,059	1,598,937	4,353,183	2,982,688
Income taxes	837,508	510,500	1,295,000	857,080

Net income	$1,986,551	$1,088,437	$3,058,183	$2,125,608

See Report of Independent Registered Public Accounting Firm and Selected Notes to Condensed Consolidated Financial Statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

						Accumu-
						lated Other
	# of				Unearned	Compre-
	Common	Common		Undivided	Compen-	hensive	Comprehen-
	Shares	Stock	Surplus	Profits	sation	Income	sive Income	Total
Balance, January 1, 2003	5,583,472	$5,583,472	$65,780,254	$8,510,341	$(143,043)	$2,000,582		$81,731,606
Comprehensive Income:
Net income				2,125,608			$2,125,608	2,125,608
Net unrealized gain on available for sale securities, net of tax						919,878	919,878	919,878
Reclassification adjustment for available for sale securities called or sold in the current year, net of tax						(65,126)	(65,126)	(65,126)

Total comprehensive income							$2,980,360

Allocation of ESOP shares					24,000			24,000
Retirement of common stock	(22,261)	(22,261)		(284,508)				(306,769)
Dividend declared ($ .14 per share)				(778,570)				(778,570)

Balance, June 30, 2003	5,561,211	$5,561,211	$65,780,254	$9,572,871	$(119,043)	$2,855,334		$83,650,627

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)
(Unaudited)

						Accumu-
						lated Other
	# of				Unearned	Compre-
	Common	Common		Undivided	Compen-	hensive	Comprehen-
	Shares	Stock	Surplus	Profits	sation	Income	sive Income	Total
Balance, January 1, 2004	5,557,379	$5,557,379	$65,780,254	$11,574,074	$(94,899)	$687,141		$83,503,949
Comprehensive Loss:
Net income				3,058,183			$3,058,183	3,058,183
Net unrealized loss on available for sale securities, net of tax						(3,272,335)	(3,272,335)	(3,272,335)
Reclassification adjustment for available for sale securities called or sold in current year, net of tax						99,084	99,084	99,084

Total comprehensive loss							$(115,068)

Allocation of ESOP shares					94,899			94,899
Retirement of common stock	(960)	(960)		(16,921)				(17,881)
Dividend declared ($ .17 per share)				(944,591)				(944,591)

Balance, June 30, 2004	5,556,419	$5,556,419	$65,780,254	$13,670,745	$	$(2,486,110)		$82,521,308

     See Report of Independent Registered Public Accounting Firm and Selected Notes to Condensed Consolidated Financial Statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

For the Six Months Ended June 30,	2004	2003
Cash flows from operating activities:
Net income	$3,058,183	$2,125,608
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of bank premises	(1,270,697)
Gain on sales of other real estate	(99,000)	(3,500)
Depreciation	761,000	931,000
Provision for losses on loans	363,000	317,745
Provision for losses on other real estate	175,000	128,448
Changes in assets and liabilities:
Accrued interest receivable	438,227	(290,899)
Other assets	(2,911,468)	297,256
Other liabilities	616,871	240,737

Net cash provided by operating activities	1,131,116	3,746,395

Cash flows from investing activities:
Proceeds from maturities and calls of held to maturity securities	1,407,427	6,952,199
Proceeds from maturities, sales and calls of available for sale securities	84,040,393	80,713,275
Investment in available for sale securities	(73,005,823)	(134,672,416)
Investment in Federal Home Loan Bank	(16,500)	(25,200)
Redemption of Federal Home Loan Bank stock	601,000
Proceeds from sales of other real estate	935,000	251,000
Loans, net (increase) decrease	(19,586,237)	16,050,779
Acquisition of premises and equipment	(616,783)	(1,992,953)
Proceeds from sale of bank premises	2,837,500
Other assets	(246,604)	(218,382)

Net cash used in investing activities	$(3,650,627)	$(32,941,698)

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

For the Six Months Ended June 30	2004	2003
Cash flows from financing activities:
Demand and savings deposits, net increase	$15,517,655	$6,104,061
Time deposits, net increase (decrease)	8,503,917	(4,048,295)
Principal payments on notes	(7,435)	(23,100)
Borrowings from Federal Home Loan Bank	20,101,113	30,447,207
Repayments to Federal Home Loan Bank	(30,089,495)	(20,041,139)
Retirement of common stock	(17,881)	(306,769)
Cash dividends	(833,607)	(670,017)
Federal funds purchased and securities sold under agreements to repurchase, net decrease	(6,632,507)	20,430,485

Net cash provided by financing activities	6,541,760	31,892,433

Net increase in cash and cash equivalents	4,022,249	2,697,130
Cash and cash equivalents, beginning of period	33,861,029	39,654,247

Cash and cash equivalents, end of period	$37,883,278	$42,351,377

See Report of Independent Registered Public Accounting Firm and Selected Notes to Condensed Consolidated Financial Statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES

SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2004 and 2003

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

2. The results of operations for the six months ended June 30, 2004, are not necessarily indicative of the results to be expected for the full year. Per share data is based on the weighted average shares of common stock outstanding of 5,556,954 and 5,566,880 for the six months ended June 30, 2004 and 2003, respectively.

3. At June 30, 2004 and 2003, the total recorded investment in impaired loans amounted to $8,595,000 and $6,705,000, respectively. The average recorded investment in impaired loans amounted to approximately $6,275,000 and $6,695,000 at June 30, 2004 and 2003, respectively. The amount of that recorded investment in impaired loans for which there is a related allowance for loan losses was $8,595,000 at June 30, 2004. The allowance for losses related to these loans amounted to approximately $1,311,000 at June 30, 2004. The amount of interest not accrued on these loans amounted to approximately $19,000 and $133,000 for the six months ended June 30, 2004 and 2003, respectively. In compliance with a bankruptcy court order, interest in the amount of $100,000 has been received and recorded as interest income relating to one impaired loan, with an average balance of $5,722,000, for the six months ended June 30, 2004.

4. Transactions in the allowance for loan losses were as follows:

	For the Six	For the Year	For the Six
	Months Ended	Ended December	Months Ended
	June 30, 2004	31, 2003	June 30, 2003
Balance, beginning of period	$6,398,694	$6,696,911	$6,696,911
Provision for loan losses	363,000	447,000	317,745
Recoveries	368,489	599,783	346,195
Loans charged off	(485,458)	(1,345,000)	(914,476)

Balance, end of period	$6,644,725	$6,398,694	$6,446,375

5. The Company has defined cash and cash equivalents to include cash and due from banks. The Company paid $2,377,000 and $3,345,000 for the six months ended June 30, 2004 and 2003, respectively, and $5,938,000 for the twelve months ended December 31, 2003, for interest on deposits and borrowings. Income tax payments of $1,065,000 and $1,117,000 were made during the six months ended June 30, 2004 and 2003, respectively, and $2,537,000 for the twelve months ended December 31, 2003. Loans transferred to other real estate amounted to $112,000 and $750,000 for the six months ended June 30, 2004 and 2003, respectively, and $978,000 for the twelve months ended December 31, 2003. The income tax effect on the accumulated other comprehensive income was $(1,635,000) and $440,000 at June 30, 2004 and 2003, respectively.

6. Certain reclassifications, which had no effect on prior year net income, have been made to the prior period statements to conform to current year presentation.

Report of Independent Registered Public Accounting Firm

Board of Directors
Peoples Financial Corporation
Biloxi, Mississippi

We have reviewed the accompanying condensed consolidated balance sheets of Peoples Financial Corporation as of June 30, 2004, June 30, 2003 and December 31, 2003, and the related condensed consolidated statements of income, shareholders’ equity, and cash flows for the six months ended June 30, 2004 and June 30, 2003. These interim financial statements are the responsibility of the company’s management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with United States generally accepted accounting principles for interim financial statements.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Peoples Financial Corporation as of December 31, 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated January 21, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Piltz, Williams, LaRosa & Company

Biloxi, Mississippi

July 26, 2004

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents Management’s discussion and analysis of the consolidated financial condition and results of operations of Peoples Financial Corporation and Subsidiaries (the Company) for the six months ended June 30, 2004 and 2003. These comments highlight the significant events and should be considered in combination with the Condensed Consolidated Financial Statements included in this report on Form 10-Q.

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

Overview

During the first six months of 2004, net income was $3,058,000, as compared with $2,126,000 for the first six months of 2003. The results for 2004 include a gain of $838,000, net of taxes, from the sale of two parcels of bank premises. Managing the interest margin in its trade area’s extremely competitive environment continues to be a priority for the Company. A strong increase in the loan volume of 7.5% at June 30, 2004, as compared with June 30, 2003, is the result of the improvement of the local economy.

The following schedule compares financial highlights for the six months ended June 30, 2004 and 2003:

For the six months ended June 30,	2004	2003
Net income per share	$0.55	$0.38
Book value per share	$14.85	$15.04
Return on average total assets	1.04%	.74%
Return on average shareholders’ equity	7.37%	5.14%
Allowance for loan losses as a % of loans, net of unearned discount	2.09%	2.19%

Financial Condition

Held to Maturity Securities

Held to maturity securities decreased $7,690,000 at June 30, 2004, compared with June 30, 2003, as a result of the management of the Company’s liquidity position. Funds available from the maturity of these securities were generally used to fund the increase in the loan portfolio . Gross unrealized gains for held to maturity securities were $98,000 and $320,000 at June 30, 2004 and 2003, respectively. Gross unrealized losses were $2,000 at June 30, 2004, and there were no gross unrealized losses for held to maturity securities at June 30, 2003. The following schedule reflects the mix of the held to maturity investment portfolio at June 30, 2004 and 2003:

June 30,	2004			2003
	Amount		%	Amount	%
U. S. Treasury	$			$3,999,265	38%
U. S. Government agencies				3,000,000	28%
States and political subdivisions		2,945,427	100%	3,636,226	34%

Totals		$2,945,427	100%	$10,635,491	100%

Available for Sale Securities

     Available for sale securities decreased $15,075,000 at June 30, 2004, compared with June 30, 2003, in the management of the Company’s liquidity position, as discussed above. Gross unrealized gains were $931,000 and $4,392,000 and gross unrealized losses were $4,702,000 and $80,000 at June 30, 2004 and 2003, respectively. The following schedule reflects the mix of available for sale securities at June 30, 2004 and 2003:

June 30,	2004	2003
	Amount	%	Amount	%
U. S. Treasury	$61,754,516	32%	$47,979,548	23%
U. S. Government agencies	117,584,871	62%	148,685,216	72%
States and political subdivisions	8,372,305	4%	5,612,038	3%
Other securities	3,948,359	2%	4,458,688	2%

Totals	$191,660,051	100%	$206,735,490	100%

Loans

Loans increased $22,353,000 at June 30, 2004, as compared with June 30, 2003. During the fourth quarter of 2003 and continuing into the first half of 2004, the local economy has stabilized which has resulted in increased loan demand. The Company expects that this demand will continue in the remaining quarters of 2004.

Other Real Estate

Other real estate decreased $1,085,000 at June 30, 2004, as compared with June 30, 2003, primarily due to sales of ORE inventory during the twelve months ended June 30, 2004.

Other Assets

Other assets increased $5,957,000 at June 30, 2004, as compared with June 30, 2003, due to an increase in deferred taxes of $2,700,000 from the unrealized loss on available for sale securities and a receivable of $2,800,000 relating to the sale of bank premises.

Deposits

Total deposits increased $6,349,000 at June 30, 2004, as compared with June 30, 2003. Significant increases or decreases in total deposits and/or significant fluctuations among the different types of deposits from quarter to quarter are anticipated by Management as customers in the casino industry and county and municipal areas reallocate their resources periodically. As discussed above, the Company has managed its funds including planning the timing and classification of investment maturities and using other funding sources and their maturity so as to achieve appropriate liquidity. Specifically, the Company obtained brokered deposits of $30,000,000 in 2000. At June 30, 2003, brokered deposits amounted to $5,000,000. These deposits matured on July 18, 2003. Since that time, the Company has not obtained any further brokered deposits, and does not have any current plans to do so.

Other Liabilities

Other liabilities increased $826,000 at June 30, 2004, as compared with June 30, 2003. This increase is primarily due to the impact of increasing health care costs on the liability for post-retirement health benefits.

Borrowings from Federal Home Loan Bank

The Company acquired funds from the Federal Home Loan Bank in the management of its liquidity position.

Notes Payable

Notes payable decreased at June 30, 2004, as compared with June 30, 2003, as a result of the maturity and/or early payoff of Company debt.

Shareholders’ Equity and Capital Adequacy

Strength, security and stability have been the hallmark of the Company since its founding in 1985 and of its bank subsidiary since its founding in 1896. A strong capital foundation is fundamental to the continuing prosperity of the Company and the security of its customers and shareholders. One measure of capital adequacy is the primary capital ratio which was 15.23% at June 30, 2004, as compared with 15.69% at June 30, 2003. These ratios are well above the regulatory minimum of 6.00%. Management continues to emphasize the importance of maintaining the appropriate capital levels of the Company.

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

Net Interest Earnings and Net Yield on Interest Earning Assets

Six Months Ended June 30, (In
thousands, except percentages)	2004	2003
Total interest income (1)	$11,839	$12,833
Total interest expense	2,374	3,309

Net interest earnings	$9,465	$9,524

Net yield on interest earning assets	3.68%	3.78%

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2004 and 2003.

The schedule on page 17 provides an analysis of the change in total interest income and total interest expense for the six months ended June 30, 2004 and 2003. Changes in interest income are generally attributable to changes in interest rates related to interest-earning assets, particularly loans. Changes in interest expense, while impacted by changes in volume related to interest-bearing liabilities, particularly brokered time deposits, were heavily impacted by the decrease in the cost of funds during these time periods.

Analysis of Changes in Interest Income and Interest Expense
(In Thousands)

			Attributable To:
	For the Six	For the Six
	Months	Months
	Ended	Ended
	June 30,	June 30,	Increase			Rate/
	2004	2003	(Decrease)	Volume	Rate	Volume
INTEREST INCOME: (1)
Loans (2) (3)	$8,164	$8,939	$(775)	$152	$(912)	$(15)
Federal funds sold	21	54	(33)	(37)	14	(10)
Held to maturity:
Taxable	19	222	(203)	(205)	27	(25)
Non-taxable	122	156	(34)	(30)	(5)	1
Available for sale:
Taxable	3,184	3,216	(32)	265	(274)	(23)
Non-taxable	205	112	93	82	6	5
Other	124	134	(10)	(11)	1

Total	$11,839	$12,833	$(994)	$216	$(1,143)	$(67)

INTEREST EXPENSE:
Savings and demand, interest bearing	$663	$864	$(201)	$548	$(458)	$(291)
Time deposits	1,003	1,739	(736)	(221)	(590)	75
Federal funds purchased and securities sold under agreements to repurchase	482	495	(13)	51	(58)	(6)
Borrowings from FHLB	226	207	19	30	(9)	(2)
Other borrowed funds		4	(4)	(4)

Total	$2,374	$3,309	$(935)	$404	$(1,115)	$(224)

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2004 and 2003.

(2)	Loan fees are included in these figures.

(3)	Includes nonaccrual loans.

Provision for Loan Losses

Management continuously monitors the Company’s relationships with its loan customers, especially those in concentrated industries such as gaming and hotel/motel, and their direct and indirect impact on its operations. A thorough analysis of current economic conditions and the quality of the loan portfolio are conducted on a quarterly basis. These analyses are utilized in the computation of the adequacy of the allowance for loan losses. Based on these analyses, the Company provided $363,000 for loan losses during the first six months of 2004, primarily due to the increase in loans during the same period. The Company expects to provide for its loan loss provision on a monthly basis throughout the remaining quarters of 2004 at a similar level, as deemed necessary, based on the analysis.

Service Charges on Deposit Accounts

Service charges on deposit accounts decreased $434,000 for the six months ended June 30, 2004, as compared with the six months ended June 30, 2003, primarily due to the decrease in fee income from off-site ATMs no longer under contract by the Company.

Gain on Sale of Bank Premises

The Company realized a gain of $1,271,000 for the six months of 2004 from the sale of bank premises.

Equipment Rentals, Depreciation and Maintenance

Equipment rentals, depreciation and maintenance decreased $246,000 for the first six months of 2004 as compared with the first six months of 2003. This decrease was primarily the result of a decrease in depreciation on computer software and hardware acquired in 1998 as a part of the Company’s conversion to the Jack Henry system and the decrease in depreciation due to the sale of bank premises in 2004.

Other Expense

Other expense decreased $491,000 for the first six months of 2004 as compared with the first six months of 2003 as a result of a decrease in expense for off-site ATMs no longer under contract by the Company.

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

PART II

OTHER INFORMATION

Item 4 — Submission of Matters to a Vote of Security Holders

None.

Item 5 — Other Information

None.

Item 6 — Exhibits and Reports on Form 8-K

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

(b) Reports on Form 8-K

A Form 8-K was filed on April 15, 2004 and July 7, 2004.

SIGNATURES

Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL CORPORATION
(Registrant)

Date:	August 9, 2004

By:	/s/ Chevis C. Swetman

Chevis C. Swetman
Chairman, President and Chief Executive Officer

Date:	August 9, 2004

By:	/s/ Lauri A. Wood

Lauri A. Wood

Chief Financial Officer and Controller
(principal financial and accounting officer)