Form 10-Q
period 2004-09-30
PEOPLES FINANCIAL CORP /MS/
filed 2004-11-10
CIK 770460

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2004

or
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

Peoples Financial Corporation has only one class of common stock authorized. At November 1, 2004, there were 15,000,000 shares of $1 par value common stock authorized, and 5,555,419 shares issued and outstanding.

PART I
FINANCIAL INFORMATION
PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

September 30, December 31, and September 30,	2004	2003	2003
Assets
Cash and due from banks	$47,911,793	$33,861,029	$29,452,234
Held to maturity securities, market value of $3,078,000 - September 30, 2004; $4,527,000 - December 31, 2003; $7,858,000 - September 30, 2003	2,944,232	4,352,854	7,354,334
Available for sale securities, at market value	210,686,836	207,486,172	223,843,642
Federal Home Loan Bank Stock, at cost	1,395,200	1,974,200	1,964,300
Loans	323,722,208	297,922,945	286,269,051
Less: Allowance for loan losses	6,593,339	6,398,694	6,402,722

Loans, net	317,128,869	291,524,251	279,866,329
Bank premises and equipment, net of accumulated depreciation of $16,780,000 - September 30, 2004; $16,275,000 - December 31, 2003; and $15,914,000 - September 30, 2003	16,621,465	17,952,504	18,130,419
Other real estate	335,968	1,383,451	1,417,646
Accrued interest receivable	2,750,455	3,096,002	3,070,728
Other assets	17,044,290	13,804,039	13,922,481

Total assets	$616,819,108	$575,434,502	$579,022,113

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(Unaudited)

September 30, December 31, and September 30,	2004	2003	2003
Liabilities & Shareholders’ Equity
Liabilities:
Deposits:
Demand, non-interest bearing	$96,184,626	$76,423,904	$89,320,951
Savings and demand, interest bearing	197,231,961	173,913,054	169,862,914
Time, $100,000 or more	60,448,594	58,182,870	60,321,462
Other time deposits	64,140,656	64,036,836	67,341,920

Total deposits	418,005,837	372,556,664	386,847,247
Federal funds purchased and securities sold under agreements to repurchase	98,221,499	95,039,261	95,663,210
Borrowings from Federal Home Loan Bank	7,201,167	17,069,848	6,791,786
Notes payable	4,183	110,235	264,920
Other liabilities	7,067,223	7,154,545	6,388,845

Total liabilities	530,499,909	491,930,553	495,956,008
Shareholders’ Equity:
Common Stock, $1 par value, 15,000,000 shares authorized, 5,555,419 shares issued and outstanding at September 30, 2004, 5,557,379 shares issued and outstanding at December 31, 2003 and 5,558,699 shares issued and outstanding at September 30, 2003	5,555,419	5,557,379	5,558,699
Surplus	65,780,254	65,780,254	65,780,254
Undivided profits	15,081,064	11,574,074	11,047,120
Unearned compensation		(94,899)	(107,043)
Accumulated other comprehensive income	(97,538)	687,141	787,075

Total shareholders’ equity	86,319,199	83,503,949	83,066,105

Total liabilities and shareholders’ equity	$616,819,108	$575,434,502	$579,022,113

See Report of Independent Registered Public Accounting Firm and Selected Notes to Condensed Consolidated Financial Statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For The Quarters Ended September 30,		For The Nine Months Ended September 30,
	2004	2003	2004	2003
Interest income:
Interest and fees on loans	$4,403,970	$4,180,508	$12,567,666	$13,119,200
Interest and dividends on securities:
U. S. Treasury	351,134	338,278	972,783	986,570
U. S. Government agencies and corporations	1,196,517	1,496,709	3,777,752	4,287,439
States and political subdivisions	149,105	92,773	365,055	270,245
Other investments	54,160	60,682	177,775	194,345
Interest on federal funds sold	35,161	5,207	56,088	58,996

Total interest income	6,190,047	6,174,157	17,917,119	18,916,795

Interest expense:
Time deposits of $100,000 or more	229,412	249,717	592,371	1,022,659
Other deposits	717,852	691,255	2,021,141	2,521,050
Borrowings from Federal Home Loan Bank	108,276	113,933	334,663	321,081
Mortgage indebtedness		1,848		5,711
Federal funds purchased and securities sold under agreements to repurchase	264,112	234,213	745,757	729,252

Total interest expense	1,319,652	1,290,966	3,693,932	4,599,753

Net interest income	4,870,395	4,883,191	14,223,187	14,317,042
Provision for losses on loans	61,000	65,299	424,000	383,044

Net interest income after provision for losses on loans	4,809,395	4,817,892	13,799,187	13,933,998

Other operating income:
Trust department income and fees	328,945	345,707	1,079,125	1,106,719
Service charges on deposit accounts	1,406,102	1,696,696	4,410,645	5,135,318
Other service charges, commissions and fees	71,145	87,446	216,422	221,364
Gain on sale of banking premises			1,270,697
Other income	214,059	314,467	772,633	912,631

Total other operating income	$2,020,251	$2,444,316	$7,749,522	$7,376,032

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Continued)
(Unaudited)

	For The Quarters Ended September 30,		For The Nine Months Ended September 30,
	2004	2003	2004	2003
Other operating expense:
Salaries and employee benefits	$2,848,598	$2,729,284	$8,454,507	$8,335,718
Net occupancy	381,399	335,896	1,063,583	979,711
Equipment rentals, depreciation and maintenance	509,658	593,606	1,762,753	2,092,522
Other expense	1,146,871	1,487,713	3,971,563	4,803,682

Total other operating expense	4,886,526	5,146,499	15,252,406	16,211,633

Income before income taxes	1,943,120	2,115,709	6,296,303	5,098,397
Income taxes	517,700	605,000	1,812,700	1,462,080

Net Income	$1,425,420	$1,510,709	$4,483,603	$3,636,317

See Report of Independent Registered Public Accounting Firm and Selected Notes to Condensed Consolidated Financial Statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

						Accumu-
					Unearned	lated Other	Compre-
	# of	Common		Undivided	Compensa-	Comprehensive	hensive
	Shares	Stock	Surplus	Profits	tion	Income	Income	Total
Balance, January 1, 2003	5,583,472	$5,583,472	$65,780,254	$8,510,341	$(143,043)	$2,000,582		$81,731,606
Comprehensive Income:
Net income				3,636,317			$3,636,317	3,636,317
Net unrealized (loss) on available for sale securities, net of tax						(1,082,738)	(1,082,738)	(1,082,738)
Reclassification adjustment for available for sale securities sold in current year, net of tax						(130,769)	(130,769)	(130,769)

Total comprehensive income							$2,422,810

Allocation of ESOP shares					36,000			36,000
Retirement of stock	(24,773)	(24,773)		(320,968)				(345,741)
Cash dividends, ($ .14 per share)				(778,570)				(778,570)

Balance, September 30, 2003	5,558,699	$5,558,699	$65,780,254	$11,047,120	$(107,043)	$787,075		$83,066,105

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (continued)
(Unaudited)

						Accumu-
					Unearned	lated Other	Compre-
	# of	Common		Undivided	Compensa-	Comprehensive	hensive
	Shares	Stock	Surplus	Profits	tion	Income	Income	Total
Balance, January 1, 2004	5,557,379	$5,557,379	$65,780,254	$11,574,074	$(94,899)	$687,141		$83,503,949
Comprehensive Income:
Net income				4,483,603			$4,483,603	4,483,603
Net unrealized loss on available for sale securities, net of tax						(677,984)	(677,984)	(677,984)
Reclassification adjustment for available for sale securities sold or liquidated in current year, net of tax						(106,695)	(106,695)	(106,695)

Total comprehensive income							$3,698,924

Allocation of ESOP shares					94,899			94,899
Retirement of stock	(1,960)	(1,960)		(32,022)				(33,982)
Cash dividends, ($ .17 per share)				(944,591)				(944,591)

Balance, September 30, 2004	5,555,419	$5,555,419	$65,780,254	$15,081,064	$	$(97,538)		$86,319,199

See Report of Independent Registered Public Accounting Firm and Selected Notes to Condensed Consolidated Financial Statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

For The Nine Months Ended September 30,	2004	2003
Cash flows from operating activities:
Net income	$4,483,603	$3,636,317
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of available for sale securities	129,950
Gain on sales of other real estate	(100,750)	(218,170)
Gain on sale of bank premises	(1,270,697)	(123,733)
Depreciation and amortization	1,052,000	1,294,000
Provision for losses on loans	424,000	383,044
Provision for losses on other real estate	178,130	198,579
Changes in assets and liabilities:
Accrued interest receivable	345,547	(212,538)
Other assets	(2,819,466)	(473,115)
Other liabilities	1,067,285	500,738

Net cash provided by operating activities	3,489,602	4,985,122

Cash flows from investing activities:
Proceeds from maturities and calls of held to maturity securities	1,408,622	10,233,356
Proceeds from maturities, sales and calls of available for sale securities	112,252,864	108,203,468
Investment in available for sale securities	(116,758,457)	(182,411,069)
(Investment in) redemption of Federal Home Loan Bank stock	579,000	(37,300)
Loans, net	(26,140,868)	24,599,979
Proceeds from sale of bank premises	2,837,500	479,673
Acquisition of premises and equipment	(1,287,764)	(2,720,959)
Proceeds from sales of other real estate	1,074,000	547,665
Other assets	(343,132)	176,180

Net cash used in investing activities	$(26,378,235)	$(40,929,007)

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

For The Nine Months Ended September 30,	2004	2003
Cash flows from financing activities:
Demand and savings deposits, net increase	$43,079,629	$18,530,617
Time deposits, net increase (decrease)	2,369,544	(19,857,182)
Principal payments on notes	(11,153)	(33,451)
Cash dividends	(1,778,198)	(1,448,587)
Retirement of stock	(33,982)	(345,741)
Federal funds purchased and securities sold under agreements to repurchase	3,182,238	28,417,507
Repayments to Federal Home Loan Bank	(30,123,630)	(40,067,360)
Borrowings from Federal Home Loan Bank	20,254,949	40,546,069

Net cash provided by financing activities	36,939,397	25,741,872

Net increase (decrease) in cash and cash equivalents	14,050,764	(10,202,013)
Cash and cash equivalents, beginning of period	33,861,029	39,654,247

Cash and cash equivalents, end of period	$47,911,793	$29,452,234

See Report of Independent Registered Public Accounting Firm and Selected Notes to Condensed Consolidated Financial Statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2004 and 2003

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

2. The results of operations for the nine months ended September 30, 2004 and 2003, are not necessarily indicative of the results to be expected for the full year.

3. Per share data is based on the weighted average shares of common stock outstanding of 5,556,530 and 5,564,641 for the nine months ended September 30, 2004 and 2003, respectively.

4. At September 30, 2004 and 2003, the total recorded investment in impaired loans amounted to $8,173,000 and $6,962,000. The average recorded investment in impaired loans amounted to approximately $6,605,000 and $6,947,000 at September 30, 2004 and 2003, respectively. The amount of that recorded investment in impaired loans for which there is a related allowance for loan losses was $8,173,000 at September 30, 2004. The allowance for losses related to these loans amounted to approximately $1,284,000 at September 30, 2004. Interest not accrued on these loans amounted to $42,000 and $219,000 for the nine months ended September 30, 2004 and 2003, respectively. In compliance with a bankruptcy court order, interest in the amount of $136,000 has been received and recorded as interest income relating to one impaired loan, with an average balance of $5,736,000 for the nine months ended September 30, 2004.

5. Transactions in the allowance for loan losses were as follows:

	For the Nine Months	For the Year Ended	For the Nine Months
	Ended September 30,	December 31,	Ended September 30,
	2004	2003	2003
Balance, beginning of period	$6,398,694	$6,696,911	$6,696,911
Recoveries	447,255	599,783	507,596
Loans charged off	(676,610)	(1,345,000)	(1,184,829)
Provision for loan losses	424,000	447,000	383,044

Balance, end of period	$6,593,339	$6,398,694	$6,402,722

6. The Company has defined cash and cash equivalents to include cash and due from banks. The Company paid $3,600,000 and $4,636,000 for the nine months ended September 30, 2004 and 2003, respectively, and $5,938,000 for the twelve months ended December 31, 2003, for interest on deposits and borrowings. Income tax payments totaled $1,564,000 and $1,832,000 for the nine months ended September 30, 2004 and 2003, respectively, and $2,537,000 for the twelve months ended December 31, 2003. Loans transferred to other real estate amounted to $112,000 and $750,000 for the nine months ended September 30, 2004 and 2003, respectively, and $978,000 for the twelve months ended December 31, 2003.

7. The income tax effect on the accumulated other comprehensive income was ($404,000)and ($625,000) at September 30, 2004 and 2003, respectively.

8. Information pertaining to securities with gross unrealized losses at September 30, 2004, aggregated by investment category and length of time that individual securities have been in a continuous loss position is as follows:

	Less Than Twelve Months		Over Twelve Months		Total
		Gross Unrealized		Gross Unrealized		Gross Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
U. S. Treasury	$37,873	$(57)	$989	$(29)	$38,862	$(86)
U. S. Government Agencies	32,573	(321)	11,796	(287)	44,369	(608)
States and political subdivisions	3,735	(74)			3,735	(74)

Total	$74,181	$(452)	$12,785	$(316)	$86,966	$(768)

Management evaluates securities for other-than-temporary impairment on a monthly basis. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the fact that the Company’s securities are primarily issued by U. S. Treasury and U. S. Government Agencies, the cause of the decline in value, the intent and ability of the Company to hold these securities until maturity and that the Company has traditionally held virtually all of its securities, including those classified as available for sale, until maturity. Any sales of available for sale securities, which have been infrequent and immaterial, have been for liquidity purposes. As a result of this evaluation, the Company has determined that the declines summarized in the table above are not deemed to be other than temporary.

Report of Independent Registered Public Accounting Firm

Board of Directors
Peoples Financial Corporation
Biloxi, Mississippi

We have reviewed the accompanying condensed consolidated balance sheets of Peoples Financial Corporation as of September 30, 2004, September 30, 2003 and December 31, 2003, and the related condensed consolidated statements of income, shareholders’ equity, and cash flows for the nine months ended September 30, 2004 and September 30, 2003. These financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed financial statements in order for them to be in conformity with United States generally accepted accounting principles for interim financial statements.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Peoples Financial Corporation as of December 31, 2003, and the related consolidated statements of income, shareholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated January 21, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Piltz, Williams, LaRosa & Co.

PILTZ, WILLIAMS, LAROSA & CO.

November 10, 2004
Biloxi, Mississippi

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents Management’s discussion and analysis of the consolidated financial condition and results of operations of Peoples Financial Corporation and Subsidiaries (the Company) for the nine months ended September 30, 2004 and 2003. These comments highlight the significant events and should be considered in combination with the Condensed Consolidated Financial Statements included in this report on Form 10-Q.

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

Overview

Net income for the nine months ended September 30, 2004, was $4,484,000 as compared with $3,636,000 for the nine months ended September 30, 2003. This increase is largely attributable to the gain on the sale of bank premises of $838,000, net of taxes, in 2004. Managing the interest margin in its trade area’s extremely competitive environment continues to be a priority for the Company. A strong increase in loan volume of 13% at September 30, 2004, as compared with September 30, 2003, is the result of the improvement in the local economy.

The following schedule compares financial highlights for the nine months ended September 30, 2004 and 2003:

For the nine months ended September 30,	2004	2003
Net income per share	$0.81	$0.65
Book value per share	$15.54	$14.94
Return on average total assets	.99%	.85%
Return on average shareholders’ equity	7.04%	5.88%
Allowance for loan losses as a % of loans, net of unearned discount	2.04%	2.24%

Financial Condition

Held to Maturity Securities

Held to maturity securities decreased $4,410,000 at September 30, 2004, as compared with September 30, 2003, as a result of the management of the Company’s liquidity position. Funds available from the maturity of these securities were generally used to fund the increase in the loan portfolio. Gross unrealized gains for held to maturity securities were $134,000 and $504,000 at September 30, 2004 and 2003, respectively. The following schedule reflects the mix of the held to maturity investment portfolio at September 30, 2004 and 2003:

September 30,	2004			2003
	Amount		%	Amount	%
U. S. Treasury securities	$			$999,645	14%
U. S. Government agencies				3,000,000	40%
States and political subdivisions		2,944,232	100%	3,354,689	46%

Totals		$2,944,232	100%	$7,354,334	100%

Available for Sale Securities

Available for sale securities decreased $13,157,000 at September 30, 2004, as compared with September 30, 2003, as the result of the management of the Company’s liquidity position, as discussed above. Gross unrealized gains were $927,000 and $2,361,000 at September 30, 2004 and 2003, respectively, and gross unrealized losses were $1,083,000 and $1,189,000 at September 30, 2004 and 2003, respectively. The following schedule reflects the mix of available for sale securities at September 30, 2004 and 2003:

September 30,	2004		2003
	Amount	%	Amount	%
U. S. Treasury securities	$72,083,380	34%	$55,514,592	25%
U. S. Government agencies	121,455,358	58%	157,581,451	70%
States and political subdivisions	13,571,474	6%	6,385,248	3%
Other securities	3,576,624	2%	4,362,351	2%

Totals	$210,686,836	100%	$223,843,642	100%

Federal Home Loan Bank Stock

The Company’s investment in Federal Home Loan Bank (“FHLB”) Stock decreased $569,000 at September 30, 2004, as compared with September 30, 2003, due to the redemption of stock by the FHLB.

Loans

Loans increased $37,453,000 at September 30, 2004, as compared with September 30, 2003. During the fourth quarter of 2003 and continuing through September 30, 2004, the local economy has stabilized which has resulted in increased loan demand. The Company expects that this demand will continue into the fourth quarter of 2004. This demand has primarily been funded through the maturity of investment securities.

Bank Premises and Equipment

Bank premises and equipment decreased $1,509,000 at September 2004, as compared with September 30, 2003, primarily due to the sale of two parcels of bank premises during 2004.

Other Real Estate

Other real estate decreased $1,082,000 at September 30, 2004, as compared with September 30, 2003, due to the sale of several parcels of other real estate during the twelve months ended September 30, 2004.

Other Assets

Other assets increased $3,122,000 at September 30, 2004, as compared with September 30, 2003, primarily due to an increase in deferred income taxes of $250,000, which was the result of unrealized losses on available for sale securities, and a receivable of $2,500,000 relating to the sale of bank premises structured as a like-kind exchange under Section 1031 of the Internal Revenue Code.

Deposits

Total deposits increased $31,159,000 at September 30, 2004, as compared with September 30, 2003. Significant increases or decreases in total deposits and/or significant fluctuations among the different types of deposits from quarter to quarter are anticipated by Management as customers in the casino industry and county and municipal areas reallocate their resources periodically. As discussed above, the Company has managed its funds including planning the timing and classification of investment maturities and using other funding sources and their maturity so as to achieve appropriate liquidity.

Notes Payable

Notes payable decreased $261,000 at September 30, 2004, compared with September 30, 2003, as a result of the maturity and/or early payoff of Company debt.

Other Liabilities

Other liabilities increased $678,000 at September 30, 2004, as compared with September 30, 2003, primarily due to the impact of increasing health care costs on the liability for post-retirement health benefits.

Shareholders’ Equity and Capital Adequacy

Strength, security and stability have been the hallmark of the Company since its founding in 1985 and of its bank subsidiary since its founding in 1896. A strong capital foundation is fundamental to the continuing prosperity of the Company and the security of its customers and shareholders.

One measure of capital adequacy is the primary capital ratio which was 15.42% at September 30, 2004 as compared with 15.67% at September 30, 2003. These ratios are well above the regulatory minimum of 6.00%. Management continues to emphasize the importance of maintaining the appropriate capital levels of the Company.

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

Net Interest Earnings and Net Yield on Interest Earning Assets

Nine Months Ended September 30, (In
thousands, except percentages)	2004	2003
Total interest income (1)	$18,105	$19,055
Total interest expense	3,694	4,600

Net interest earnings	$14,411	$14,455

Net yield on interest earning assets	3.67%	3.83%

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2004 and 2003.

The schedule on page 17 provides an analysis of the change in total interest income and total interest expense for the nine months ended September 30, 2004 and 2003.

Analysis of Changes in Interest Income and Interest Expense
(In Thousands)

	For the Nine Months	For the Nine Months		Attributable To:
	Ended September 30,	Ended September 30,
	2004	2003	Increase (Decrease)	Volume	Rate	Rate/ Volume
INTEREST INCOME: (1)
Loans (2)	$12,568	$13,119	$(551)	$706	$(1,193)	$(64)
Federal funds sold	56	59	(3)	124	(41)	(86)
Held to maturity:
Taxable securities	19	287	(268)	(270)	28	(26)
Non-taxable securities	183	226	(43)	(39)	(5)	1
Available for sale:
Taxable securities	4,731	4,987	(256)	134	(380)	(10)
Non-taxable securities	370	183	187	156	17	14
Other securities	178	194	(16)	(21)	6	(1)

Total	$18,105	$19,055	$(950)	$790	$(1,568)	$(172)

INTEREST EXPENSE:
Savings and negotiable interest bearing deposits	$1,065	$1,180	$(115)	$670	$(501)	$(284)
Time deposits	1,549	2,364	(815)	(241)	(639)	65
Borrowings from FHLB	334	321	13	(5)	19	(1)
Federal funds purchased and securities sold under agreements to repurchase	746	729	17	101	(74)	(10)
Mortgage indebtedness		6	(6)	(6)

Total	$3,694	$4,600	$(906)	$519	$(1,195)	$(230)

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2004 and 2003.

(2) Loan fees are included in these figures. Includes nonaccrual loans.

Provision for Loan Losses

Management continuously monitors the Company’s relationships with its loan customers, especially those in concentrated industries such as gaming and hotel/motel, and their direct and indirect impact on its operations. A thorough analysis of current economic conditions and the quality of the loan portfolio is conducted on a quarterly basis. These analyses are utilized in the computation of the adequacy of the allowance for loan losses. Based on these analyses, the Company provided $424,000 and $383,000 during the nine months ended September 30, 2004 and 2003, respectively, for loan losses. The provision in 2004 is primarily due to the increase in loans during the same period. The Company expects to provide for its loan loss provision on a monthly basis during the remaining quarter in 2004 at a similar level, as deemed necessary, based on its analyses.

Service Charges on Deposit Accounts

Service charges on deposit accounts decreased $725,000 for the nine months ended September 30, 2004, as compared with the nine months ended September 30, 2003, primarily due to the decrease in fee income from off-site ATMS no longer under contract with the Company.

Gain On Sale of Bank Premises

The Company realized a gain of $1,271,000 for the nine months ended September 30, 2004, from the sale of bank premises.

Other Expense

Other expense decreased $832,000 for the nine months ended September 30, 2004, as compared with the nine months ended September 30, 2003, as a result of a decrease in expenses for off-site ATMs no longer under contract with the Company.

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

Item 4: Controls and Procedures

Based on their evaluation, as of September 30, 2004, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(c) and 15d-15(c) and internal control over financial reporting (as defined in Exchange Act Rules 13a - 15(f) and 15d — 15(f)) are effective. During the period ending September 30, 2004, there were no changes in internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 5 — Other Information

None.

Item 6 — Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 23	Consent of Certified Public Accountants

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. ss.1350

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. ss. 1350.

(b) Reports on Form 8-K

A Form 8-K was filed by the Company on October 18,2004.

SIGNATURES

Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL CORPORATION
(Registrant)

Date:	November 10, 2004

By:	/s/ Chevis C. Swetman
Chevis C. Swetman
Chairman, President and Chief Executive Officer

Date:	November 10, 2004

By:	/s/ Lauri A. Wood

Lauri A. Wood
Chief Financial Officer and Controller
(principal financial and accounting officer)