Form 10-K
period 2004-12-31
PEOPLES FINANCIAL CORP /MS/
filed 2005-03-24
CIK 770460

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934       OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Common, $1.00 Par Value

(Title of each class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act.) YES ☐ NO ☑

At June 30, 2004, the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $71,851,000.

On March 1, 2005, the registrant had outstanding 5,552,859 shares of common stock, par value of $1.00 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Annual Report to Stockholders for the year ended December 31, 2004 are incorporated by reference into Parts I, II and III of this report. Portions of the Registrant’s Definitive Proxy Statement issued in connection with the Annual Meeting of Shareholders to be held April 13, 2005, are incorporated by reference into Part III of this report.

PART I

ITEM 1 — DESCRIPTION OF BUSINESS

THE REGISTRANT

Peoples Financial Corporation (the “Company”) was established as a one bank holding company on December 18, 1984. The Company is headquartered in Biloxi, Mississippi. At December 31, 2004, the Company operated in the state of Mississippi through its wholly-owned subsidiary, The Peoples Bank, Biloxi, Mississippi (“the Bank”). The Company is now engaged, through this subsidiary, in the banking business. The Bank is the Company’s principal asset and primary source of revenue.

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

The Main Office, operations center and asset management and trust services of the Bank are located in downtown Biloxi, MS. At December 31, 2004, the Bank also had fifteen (15) branches located throughout Harrison, Hancock, Jackson and Stone Counties. The Bank has automated teller machines (“ATM”) at its Main Office, all branch locations and at numerous non-proprietary locations.

At December 31, 2004, the Bank employed 212 full-time employees and 16 part-time employees.

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

Most of the Bank’s business originates from within Harrison, Hancock, Stone and Jackson Counties in Mississippi; however, some business is obtained from other counties in southern Mississippi. There has been no material effect upon the Bank’s capital expenditures, earnings or competitive position as a result of federal, state or local environmental regulations.

REGULATION AND SUPERVISION

The Company is required to file certain reports with, and otherwise comply with the rules and regulations of, the Securities and Exchange Commission under federal securities laws. The common stock of the Company is listed on the NASDAQ small market exchange, such listing subjecting the Company to compliance with the exchange’s requirements with respect to reporting and other rules and regulations. See the comments regarding The Sarbanes-Oxley Act of 2002 presented in “Management’s Discussion and Analysis ” at pages 5 - 9 of the 2004 Annual Report to Shareholders, which is incorporated herein by reference.

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

RECENT REGULATION AND SUPERVISION LEGISLATION

The Gramm-Leach-Bliley Act (the “Act”) allows bank holding companies to engage in a wider range of financial activities. In order to engage in such activities, which, among others, include underwriting and selling insurance, providing financial, investment or economic advisory services, and underwriting, dealing in or making a market in, services, a bank holding company must elect to become a financial holding company. The Act also authorized the establishment of financial subsidiaries in order to engage in such financial activities, with certain limitations.

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

SUPPLEMENTAL STATISTICAL INFORMATION

Schedules I-A through VII present certain statistical information regarding the Company. This information is not audited and should be read in conjunction with the Company’s Consolidated Financial Statements and Notes to Consolidated Financial Statements found at pages 10 - 29 of the 2004 Annual Report to Shareholders.

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

The comments concerning the provision for loan losses and the allowance for loan losses presented in “Management’s Discussion and Analysis” at pages 5 - 9 of the 2004 Annual Report to Shareholders and “Note A - Business and Summary of Significant Accounting Policies” at pages 15 - 29 of the 2004 Annual Report to Shareholders are incorporated herein by reference.

RETURN ON EQUITY AND ASSETS

The information under the captions “Five-Year Comparative Summary of Selected Financial Information” on page 31 and “Management’s Discussion and Analysis” on pages 5 - 9 of the 2004 Annual Report are incorporated herein by reference.

DIVIDEND PAYOUT

	Years Ended December 31,
	2004	2003	2002

Dividend payout ratio	33.65%	32.22%	42.11%

SCHEDULE I-A
Distribution of Average Assets, Liabilities and Shareholders’ Equity for the Periods Indicated (2)

Years Ended December 31, (In thousands)	2004	2003	2002

ASSETS:
Cash and due from financial institutions	$38,639	$34,423	$34,560
Available for sale securities:
Taxable securities	189,371	189,053	141,296
Non-taxable securities	6,272	5,359	2,054
Other securities	5,088	6,454	6,511
Held to maturity securities:
Taxable securities	374	6,629	19,079
Non-taxable securities	3,162	3,619	5,058
Net loans (1)	316,638	287,504	319,023
Federal funds sold	563	5,685	11,677
Other assets	29,798	35,522	30,696

TOTAL ASSETS	$589,905	$574,248	$569,954

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Non-interest bearing deposits	$62,655	$119,038	$77,254
Interest bearing deposits	331,305	267,017	325,135

Total deposits	393,960	386,055	402,389
Federal funds purchased and securities sold under agreements to repurchase	95,922	87,912	74,580
Other liabilities	15,958	17,793	12,631

Total liabilities	505,840	491,760	489,600
Shareholders’ equity	84,065	82,488	80,354

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$589,905	$574,248	$569,954

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

Years Ended December 31, (In thousands)	2004	2003	2002

INTEREST EARNING ASSETS:
Loans (1)	$323,190	$293,708	$324,757
Federal funds sold	563	5,685	11,677
Available for sale securities:
Taxable securities	189,371	189,053	141,296
Non-taxable securities	6,272	5,359	2,054
Other securities	5,088	6,454	6,511
Held to maturity securities:
Taxable securities	374	6,629	19,079
Non-taxable securities	3,162	3,619	5,058

TOTAL INTEREST EARNING ASSETS	$528,020	$510,507	$510,432

INTEREST BEARING LIABILITIES:
Savings and negotiable interest bearing deposits	$205,353	$129,799	$153,867
Time deposits	125,952	137,218	171,268
Federal funds purchased and securities sold under agreements to repurchase	95,922	87,912	74,580
Other borrowed funds	8,355	10,749	6,004

TOTAL INTEREST BEARING LIABILITIES	$435,582	$365,678	$405,719

(1)     Net of unearned income. Includes nonaccrual loans.

(2)     All averages are computed on a daily basis with the exception of deposits, which were computed on a monthly basis. Daily averages were not available for deposits.

SCHEDULE I-C
Interest Earned or Paid on the Major Categories of Interest Earning Assets
and Interest Bearing Liabilities for the Periods Indicated

Years Ended December 31, (In thousands)	2004	2003	2002

INTEREST EARNED ON:
Loans (2)	$17,526	$17,182	$20,061
Federal funds sold	62	62	196
Available for sale securities:
Taxable securities	6,195	6,893	5,658
Non-taxable securities	559	268	113
Other securities	230	249	257
Held to maturity securities:
Taxable securities	20	311	900
Non-taxable securities	248	290	420

TOTAL INTEREST EARNED (1)	$24,840	$25,255	$27,605

INTEREST PAID ON:
Savings and negotiable interest bearing deposits	$1,462	$1,489	$2,398
Time deposits	2,138	2,896	5,654
Federal funds purchased and securities sold under agreements to repurchase	1,043	998	1,180
Other borrowed funds	447	456	384

TOTAL INTEREST PAID	$5,090	$5,839	$9,616

(1)     All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2004, 2003 and 2002.

(2)     Loan fees of $588, $547 and $521 for 2004, 2003 and 2002, respectively, are included in these figures.

SCHEDULE I-D
Average Interest Rate Earned or Paid for Major Categories of
Interest Earning Assets and Interest Bearing Liabilities for the Periods Indicated

Years Ended December 31, (In thousands)	2004	2003	2002

AVERAGE RATE EARNED ON:
Loans	5.54%	5.85%	6.18%
Federal funds sold	1.06	1.09	1.68
Available for sale securities:
Taxable securities	3.27	3.65	4.00
Non-taxable securities	8.91	5.00	5.50
Other securities	4.52	3.86	3.95
Held to maturity securities:
Taxable securities	5.35	4.69	4.72
Non-taxable securities	7.84	8.01	8.30

TOTAL (weighted average rate) (1)	4.72%	4.95%	5.41%

AVERAGE RATE PAID ON:
Savings and negotiable interest bearing deposits	0.71%	1.15%	1.56%
Time deposits	1.70	2.11	3.30
Federal funds purchased and securities sold under agreements to repurchase	1.09	1.14	1.58
Other borrowed funds	5.36	4.24	6.40

TOTAL (weighted average rate)	1.17%	1.60%	2.37%

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2004, 2003 and 2002.

SCHEDULE I-E

Net Interest Earnings and Net Yield on Interest Earning Assets

Years Ended December 31,
(In thousands except percentages)	2004	2003	2002

Total interest income (1)	$24,840	$25,255	$27,605
Total interest expense	5,090	5,839	9,616

Net interest earnings	$19,750	$19,416	$17,989

Net yield on interest earning assets	3.75%	3.83%	3.52%

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2004, 2003 and 2002.

SCHEDULE I-F
Analysis of Changes In Interest Income and Interest Expense
(In thousands)

				Attributable to:
			Increase			Rate /
	2004	2003	(Decrease)	Volume	Rate	Volume

INTEREST INCOME:(1)
Loans (2) (3)	$17,526	$17,182	$344	$1,341	$(925)	$(72)
Federal funds sold	62	62		2	(1)	(1)
Available for sale securities:
Taxable securities	6,195	6,893	(698)	12	(708)	(2)
Non-taxable securities	559	268	291	46	210	35
Other securities	230	249	(19)	(53)	43	(9)
Held to maturity securities:
Taxable securities	20	311	(291)	(293)	43	(41)
Non-taxable securities	248	290	(42)	(37)	(6)	1

Total	$24,840	$25,255	$(415)	$1,018	$(1,344)	$(89)

INTEREST EXPENSE:
Savings and negotiable interest bearing deposits	$1,462	$1,489	$(27)	$867	$(565)	$(329)
Time deposits	2,138	2,896	(758)	(238)	(567)	47
Federal funds purchased and securities sold under agreements to repurchase	1,043	998	45	91	(42)	(4)
Other borrowed funds	447	456	(9)	(102)	119	(26)

Total	$5,090	$5,839	$(749)	$618	$(1,055)	$(312)

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2004 and 2003.

(2)	Loan fees are included in these figures.

(3)	Includes interest on nonaccrual loans.

SCHEDULE I-F (continued)
Analysis of Changes in Interest Income and Interest Expense
(In thousands)

				Attributable to:
			Increase			Rate /
	2003	2002	(Decrease)	Volume	Rate	Volume

INTEREST INCOME:(1)
Loans (2) (3)	$17,182	$20,061	$(2,879)	$(1,918)	$(1,063)	$102
Federal funds sold	62	196	(134)	(170)	268	(232)
Available for sale securities:
Taxable securities	6,893	5,658	1,235	1,912	(506)	(171)
Non-taxable securities	268	113	155	181	(10)	(16)
Other securities	249	257	(8)	(2)	(6)
Held to maturity securities:
Taxable securities	311	900	(589)	(587)	(5)	3
Non-taxable securities	290	420	(130)	(119)	(15)	4

Total	$25,255	$27,605	$(2,350)	$(703)	$(1,337)	$(310)

INTEREST EXPENSE:
Savings and negotiable interest bearing deposits	$1,489	$2,398	$(909)	$(375)	$(632)	$98
Time deposits	2,896	5,654	(2,758)	(1,124)	(2,039)	405
Federal funds purchased and securities sold under agreements to repurchase	998	1,180	(182)	211	(333)	(60)
Other borrowed funds	456	384	72	303	(129)	(102)

Total	$5,839	$9,616	$(3,777)	$(985)	$(3,133)	$341

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2003 and 2002.

(2)	Loan fees are included in these figures.

(3)	Includes interest on nonaccrual loans.

SCHEDULE II-A
Securities Portfolio
Book Value of Securities Portfolio at the Dates Indicated

December 31, (In thousands):	2004		2003	2002

Available for sale securities:
U. S. Government, agency and corporate obligations		$156,465	$195,888	$142,751
States and political subdivisions		13,383	7,267	4,139
Other securities		3,183	4,331	4,594

Total		$173,031	$207,486	$151,484

Held to maturity securities:
U. S. Government, agency and corporate obligations	$		$1,000	$12,998
States and political subdivisions		6,587	3,353	4,590

Total		$6,587	$4,353	$17,588

SCHEDULE II-B
Maturity of Securities Portfolio at December 31, 2004
And Weighted Average Yields of Such Securities

	Maturity
	(In thousands except percentage data)
			After one but		After five but
	Within one year		within five years		within ten years		After ten years

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Available for sale securities:

U. S. Government, agency and corporate obligations	$49,767	1.19%	$64,093	3.33%	$41,648	4.42%	$957	5.04%

States and political subdivisions	126	2.70%	4,355	3.81%	4,356	3.82%	4,546	4.02%
Other							3,183	4.52%

Totals	$49,893	1.20%	$68,448	3.36%	$46,004	4.37%	$8,686	4.59%

Held to maturity securities:

States and political subdivisions	$435	4.46%	$1,836	4.63%	$2,483	4.41%	$1,833	4.36%

Totals	$435	4.46%	$1,836	4.63%	$2,483	4.41%	$1,833	4.36%

Note:	The weighted average yields are calculated on the basis of cost. Average yields on investments in states and political subdivisions are based on their contractual yield.

SCHEDULE III-A
Loan Portfolio
Loans by Type Outstanding (1)

December 31, (In thousands):	2004	2003	2002	2001	2000

Real estate, construction	$20,926	$14,896	$21,534	$25,636	$29,269

Real estate, mortgage	250,676	223,246	197,478	224,524	235,835

Loans to finance agricultural production and other loans to farmers	4,251	3,980	7,375	7,241	11,019

Commercial and industrial loans	44,983	41,832	65,946	71,271	79,620

Loans to individuals for household, family and other consumer expenditures	11,387	15,252	19,522	15,068	17,186

Obligations of states and political subdivisions	1,654	2,560	3,637	3,233	3,967

All other loans	316	389	336	196	580

Totals	$334,193	$302,155	$315,828	$347,169	$377,476

(1)	No foreign debt outstanding .

SCHEDULE III-B
Maturities and Sensitivity to Changes in
Interest Rates of the Loan Portfolio as of December 31, 2004

		Maturity (In thousands)

		Over one year
	One year or	through 5
	less	years	Over 5 years	Total

Loans:
Real estate, construction	$13,798	$3,017	$4,111	$20,926
Real estate, mortgage	68,411	127,918	54,347	250,676
Loans to finance agricultural production and other loans to farmers	3,872	379		4,251
Commercial and industrial loans	20,224	23,524	1,235	44,983
Loans to individuals for household, family and other consumer expenditures	4,385	6,875	127	11,387
Obligations of states and political subdivisions	26	236	1,392	1,654
All other loans	256	60		316

Totals	$110,972	$162,009	$61,212	$334,193

Loans with pre-determined interest rates	$23,655	$95,818	$5,145	$124,618
Loans with floating interest rates	87,317	66,191	56,067	209,575

Totals	$110,972	$162,009	$61,212	$334,193

SCHEDULE III-C
Non-Performing Loans

December 31, (In thousands):	2004	2003	2002	2001	2000

Loans accounted for on a non-accrual basis (1)	$6,164	$7,415	$6,550	$650	$3,424

Loans which are contractually past due 90 or more days as to interest or principal payment, but are not included above	1,190	4,867	2,828	1,732	24

(1)	The Bank places loans on a nonaccrual status when, in the opinion of Management, they possess sufficient uncertainty as to timely collection of interest or principal so as to preclude the recognition in reported earnings of some or all of the contractual interest. See Note C to the 2004 Annual Report to Shareholders to discussion of impaired loans.

SCHEDULE IV-A
Summary of Loan Loss Expenses
(In thousands except percentage data)

	2004	2003	2002	2001	2000

Average amount of loans outstanding (1)	$323,190	$293,708	$324,757	$358,291	$359,624

Balance of allowance for loan losses at the beginning of period	$6,399	$6,697	$5,658	$4,568	$4,338
Loans charged-off:
Commercial, financial and agricultural	105	109	139	895	2,088
Consumer and other	666	1,236	1,926	1,079	2,573

Total loans charged-off	771	1,345	2,065	1,974	4,661
Recoveries of loans previously charged-off:
Commercial, financial and agricultural	49	42	64	230	209
Consumer and other	445	558	612	331	490

Total recoveries	494	600	676	561	699

Net loans charged-off	277	745	1,389	1,413	3,962
Provision for loan losses charged to operating expense	448	447	2,428	2,503	4,192

Balance of allowance for loan losses at end of period	$6,570	$6,399	$6,697	$5,658	$4,568

Ratio of net charge-offs during period to average loans outstanding	0.09%	0.25%	0.43%	0.39%	1.10%

(1)	Net of unearned income.

SCHEDULE IV-B
Allocation of the Allowance for Loan Losses

	2004		2003		2002		2001		2000
		% of		% of		% of		% of		% of
		Loans		Loans		Loans		Loans		Loans
Balance at December		to Total		to Total		to Total		to Total		to Total
31, (In thousands)	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Real estate, construction	$860	6	$658	5	$245	7	$256	7	$260	8
Real estate, mortgage	3,496	75	3,229	74	3,770	63	4,260	65	2,913	62
Loans to finance agricultural production and other loans to farmers	38	1	20	1	70	2	72	2	237	3
Commercial and industrial loans	2,072	13	1,963	14	2,425	21	875	20	918	21
Loans to individuals for household, family and other consumer expenditures	103	3	525	4	173	5	175	4	200	4
Obligations of states and political subdivisions	-0-	1	-0-	1	-0-	1	-0-	1	-0-	1
All other loans	1	1	4	1	14	1	15	1	25	1
Unallocated	-0-	N/A	-0-	N/A	-0-	N/A	5	N/A	15	N/A

Totals	$6,570	100	$6,399	100	$6,697	100	$5,658	100	$4,568	100

SCHEDULE V
Summary of Average Deposits and Their Yields

	2004		2003		2002
Years Ended December 31, (In thousands except for percentage data)	Amount	Rate	Amount	Rate	Amount	Rate

Demand deposits in domestic offices	$62,655	N/A	$119,038	N/A	$77,254	N/A
Negotiable interest bearing deposits in domestic offices	163,391	.70%	86,447	1.27%	119,034	1.45%
Savings deposits in domestic offices	41,962	.76%	43,352	.92%	34,833	1.93%
Time deposits in domestic offices	125,952	1.70%	137,218	2.11%	171,268	3.30%

Total deposits	$393,960	0.91%	$386,055	1.14%	$402,389	2.00%

Certificates of deposit outstanding in amounts $100,000 or more (in thousands) by the amount of time remaining until maturity as of December 31, 2004, are as follows:

Remaining maturity:
3 months or less	$31,579
Over 3 through 6 months	11,809
Over 6 months through 12 months	7,157
Over 12 months	1,403

Total	$51,948

SCHEDULE VI
Short Term Borrowings
(In thousands except percentage data)

	2004	2003	2002

Amount outstanding at December 31,	$87,277	$95,039	$67,246
Weighted average interest rate at December 31,	1.31%	1.03%	1.08%
Maximum outstanding at any month-end during year	$104,679	$97,757	$95,261
Average amount outstanding during year	$95,922	$87,912	$74,580
Weighted average interest rate	1.09%	1.14%	1.58%

Note: Short term borrowings include federal funds purchased from other banks and securities sold under agreements to repurchase.

SCHEDULE VII
Interest Sensitivity/Gap Analysis

	0 - 3	4 - 12	1 - 5	Over 5
December 31, 2004 (In thousands)	Months	Months	Years	Years	Total

ASSETS:
Loans (1)	$216,583	$10,486	$95,815	$5,145	$328,029
Available for sale securities	28,935	20,958	68,448	54,690	173,031
Held to maturity securities	225	210	1,836	4,316	6,587

Total assets	$245,743	$31,654	$166,099	$64,151	$507,647

FUNDING SOURCES:
Interest bearing deposits	$227,080	$48,855	$23,724	$3	$299,662
Long-term funds	56	166	704	6,277	7,203

Total funding sources	$227,136	$49,021	$24,428	$6,280	$306,865

REPRICING/MATURITY GAP:
Period	$18,607	$(17,367)	$141,671	$57,871	$200,782
Cumulative	18,607	1,240	142,911	200,782
Period Gap/Total Assets	3.67%	(3.42)%	27.91%	11.39%
Cumulative Gap/Total Assets	3.67%	0.25%	28.16%	39.55%

(1) Amounts stated include fixed and variable rate investments of the balance sheet that are still accruing interest. Variable rate instruments are included in the next period in which they are subject to a change in rate. The principal portions of scheduled payments on fixed rate instruments are included in periods in which they become due or mature.

ITEM 2 — PROPERTIES

The principal properties of the Company are its 16 business locations, including the Main Office, which is located at 152 Lameuse Street in Biloxi, MS. All such properties are owned by the Company. The address of the Main Office and branch locations are listed on page 34 of the 2004 Annual Report to Shareholders.

ITEM 3 — LEGAL PROCEEDINGS

The information included in Note L to the Consolidated Financial Statements included in the 2004 Annual Report to Shareholders is incorporated herein by reference.

ITEM 4 — SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

None.

PART II

ITEM 5 — MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The information provided on page 32 of the 2004 Annual Report is incorporated herein by reference.

ITEM 6 — SELECTED FINANCIAL DATA

The information under the caption “Five Year Comparative Summary of Selected Financial Information” on page 31 of the 2004 Annual Report is incorporated herein by reference.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 5 - 9 of the 2004 Annual Report is incorporated herein by reference.

ITEM 7a — QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information under the caption “Quantitative and Qualitative Disclosures about Market Risk” on pages 8 - 9 of the 2004 Annual Report is incorporated herein by reference.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The following consolidated financial statements of the Company and consolidated subsidiaries and the independent auditors’ report appearing on pages 10 - 30 of the 2004 Annual Report are incorporated herein by reference:

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

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9a — CONTROLS AND PROCEDURES

As of December 31, 2004, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act
Rule 13(a)-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the period ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9b — OTHER INFORMATION

Reports on Form 8-K:

A Report on Form 8-K was filed on December 13, 2004, for the purpose of announcing, by press release, the declaration of a semi-annual dividend.

A Report on Form 8-K was filed on January 12, 2005, for the purpose of announcing, by press release, the earnings for the year ended December 31, 2004.

A Report on Form 8-K was filed on March 10, 2005, for the purpose of announcing the receipt of proceeds from the Pulse EFT Association Exchange which will be recorded as extraordinary income for the quarter ended March 31, 2005.

PART III

ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information in Sections II, VII, VIII and IX contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 13, 2005, which was filed by the Company in definitive form with the Commission on March 11, 2005, is incorporated herein by reference.

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

ITEM 11 — EXECUTIVE COMPENSATION

The information in Section V contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 13, 2005, which was filed by the Company in definitive form with the Commission on March 11, 2005, is incorporated herein by reference.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information in Sections III and IV contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 13, 2005, which was filed by the Company in definitive form with the Commission on March 11, 2005, is incorporated herein by reference.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information in Sections V, VI, VII and IX contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 13, 2005, which was filed by the Company in definitive form with the Commission on March 11, 2005, is incorporated herein by reference.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in Section XII contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 13, 2005, which was filed by the Company in definitive form with the Commission on March 11, 2005, is incorporated herein by reference.

PART IV

ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8 - K

(a) 1. Index of Financial Statements:

     See Item 8.

(a) 2. Index of Financial Schedules:

     All other schedules have been omitted as not applicable or not required or because the information has been included in the financial statements or applicable notes.

(a) 3. Index of Exhibits:

		Incorporated by			Exhibit
		Reference to Registration	Form of	Date of	Number in
	Description	or File Number	Report	Report	Report

(3.1)	Articles of Incorporation	0-30050	10/a	6/21/99	3.1

(3.2)	By-Laws	0-30050	10/a	6/21/99	3.2

(10.1)	Description of Automobile Plan	0-30050	10-K	12/31/03	10.1

(10.2)	Directors’ Deferred Income Plan Agreements	0-30050	10-K	12/31/03	10.2

(10.3)	Executive Supplemental Income Plan Agreements	0-30050	10-K	12/31/03	10.3

(10.4)	Split Dollar Plan Agreements	0-30050	10-K	12/31/03	10.4

(10.5)	Deferred Compensation Plan	33-15595	10-K	12/31/93	10.5

(10.6)	Description of Stock Incentive Plan	33-15595	10-K	12/31/01	10.6

(13)	Annual Report to Shareholders for year ended December 31, 2004 * ( C)

(21)	Proxy Statement for Annual Meeting of Shareholders to be held April 13, 2005

(22)	Subsidiaries of the registrant	33-15595	10-K	12/31/88	22

		Incorporated by			Exhibit
		Reference to Registration	Form of	Date of	Number in
	Description	or File Number	Report	Report	Report

(23)	Consent of Independent Registered Public Accounting Firm*

(31.1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes -Oxley Act of 2002*

(31.2)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002*

(32.1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. ss. 1350*

(32.2)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. ss. 1350*

(b) Reports on Form 8-K:

A Form 8-K was filed on December 13, 2004, January 12, 2005 and March 10, 2005.

(C) Furnished for the information of the Commission only and not deemed “filed” except for those portions which are specifically incorporated herein.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL CORPORATION (Registrant)

Date:	March 23, 2005

BY:	/s/ Chevis C. Swetman
Chevis C. Swetman, Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

BY:	/s/ Chevis C. Swetman

Date:	March 23, 2005
Chevis C. Swetman, Chairman of the Board

BY:		BY:	/s/ Dan Magruder

Date:		Date:	March 24, 2005

	Drew Allen, Director		Dan Magruder, Director

BY:	/s/ Rex E. Kelly	BY:	/s/ Lyle M. Page

Date:	March 23, 2005	Date:	March 23, 2005

	Rex E. Kelly, Director		Lyle M. Page, Director

		BY:	/s/ Lauri A. Wood

		Date:	March 23, 2005

Lauri A. Wood, Principal Financial and
Accounting Officer