Form 10-Q
period 2005-03-31
PEOPLES FINANCIAL CORP /MS/
filed 2005-05-12
CIK 770460

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-30050

PEOPLES FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Mississippi	64-0709834

( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Lameuse and Howard Avenues, Biloxi, Mississippi	39533

(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date. Peoples Financial Corporation has only one class of common stock authorized. At April 29, 2005, there were 15,000,000 shares of $1 par value common stock authorized, and 5,552,280 shares issued and outstanding.

PART I

FINANCIAL INFORMATION
PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

March 31, December 31, and March 31,	2005	2004	2004

Assets
Cash and due from banks	$59,547,832	$32,724,625	$38,078,406
Held to maturity securities, market value of $6,467,000 - March 31, 2005; $6,698,000 - December 31, 2004; $4,431,000 - March 31, 2004	6,360,990	6,587,375	4,251,461
Available for sale securities, at market value	219,288,050	173,030,808	212,972,197
Federal Home Loan Bank stock, at cost	1,410,500	1,401,900	1,680,000
Federal funds sold	3,900,000		4,000,000
Loans	323,074,684	334,193,124	309,283,145
Less: Allowance for loan losses	5,863,024	6,569,614	6,434,980

Loans, net	317,211,660	327,623,510	302,848,165
Bank premises and equipment, net of accumulated depreciation of $17,604,000 - March 31, 2005; $17,174,000 - December 31, 2004; and $16,690,000 - March 31, 2004	17,997,662	18,018,504	17,779,350
Other real estate	168,025	168,091	1,215,451
Accrued interest receivable	2,789,580	2,745,235	2,914,868
Other assets	16,961,460	15,141,101	13,651,377

Total assets	$645,635,759	$577,441,149	$599,391,275

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(Unaudited)

March 31, December 31, and March 31,	2005	2004	2004

Liabilities & Shareholders’ Equity
Liabilities:
Deposits:
Demand, non-interest bearing	$100,941,569	$89,529,270	$89,373,774
Savings and demand, interest bearing	210,313,052	180,464,256	189,910,628
Time, $100,000 or more	49,620,444	51,948,077	62,884,594
Other time deposits	65,902,392	67,249,927	64,513,669

Total deposits	426,777,457	389,191,530	406,682,665
Federal funds purchased and securities sold under agreements to repurchase	117,042,843	87,277,125	93,293,362
Borrowings from Federal Home Loan Bank	7,293,846	7,202,970	7,084,162
Notes payable		1,239	11,618
Other liabilities	7,830,752	7,966,852	6,809,128

Total liabilities	558,944,898	491,639,716	513,880,935
Shareholders’ Equity:
Common Stock, $1 par value, 15,000,000 shares authorized, 5,552,379, 5,555,419 and 5,557,019 shares issued and outstanding at March 31, 2005, December 31, 2004 and March 31, 2004, respectively	5,552,379	5,555,419	5,557,019
Surplus	65,780,254	65,780,254	65,780,254
Undivided profits	17,730,464	15,391,524	12,639,347
Accumulated other comprehensive income	(2,372,236)	(925,764)	1,533,720

Total shareholders’ equity	86,690,861	85,801,433	85,510,340

Total liabilities and shareholders’ equity	$645,635,759	$577,441,149	$599,391,275

See Report of Independent Registered Public Accounting Firm and Selected Notes to Condensed Consolidated Financial Statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

For the Quarters Ended March 31,	2005	2004

Interest income:
Interest and fees on loans	$5,011,680	$4,054,373
Interest and dividends on investments:
U. S. Treasury	414,999	295,257
U. S. Government agencies and corporations	946,050	1,374,955
States and political subdivisions	198,240	105,639
Other investments	70,842	72,023
Interest on federal funds sold	86,488	14,163

Total interest income	6,728,299	5,916,410

Interest expense:
Time deposits of $100,000 or more	237,667	167,610
Other deposits	817,870	660,135
Borrowings from Federal Home Loan Bank	103,394	115,683
Federal funds purchased and securities sold under agreements to repurchase	316,135	235,181

Total interest expense	1,475,066	1,178,609

Net interest income	5,253,233	4,737,801
Provision for losses on loans	(678,975)	180,000

Net interest income after provision for losses on loans	$5,932,208	$4,557,801

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Continued)
(Unaudited)

For the Quarters Ended March 31,	2005	2004

Other operating income:
Trust department income and fees	$343,525	$356,102
Service charges on deposit accounts	1,276,411	1,598,480
Other service charges, commissions and fees	73,384	66,954
Other income	243,228	326,497

Total other operating income	1,936,548	2,348,033

Other operating expense:
Salaries and employee benefits	2,837,957	2,769,903
Net occupancy	346,519	318,373
Equipment rentals, depreciation and maintenance	664,494	671,314
Other expense	1,314,864	1,617,120

Total other operating expense	5,163,834	5,376,710

Income before income taxes and extraordinary gain	2,704,922	1,529,124
Income taxes	771,480	457,492

Income before extraordinary gain	1,933,442	1,071,632
Extraordinary gain, net of income taxes	459,000

Net income	$2,392,442	$1,071,632

See Report of Independent Registered Public Accounting Firm and Selected Notes to Condensed Consolidated Financial Statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

						Accumu-
						lated Other
	# of				Unearned	Compre-
	Common	Common		Undivided	Compen-	hensive	Comprehen-
	Shares	Stock	Surplus	Profits	sation	Income	sive Income	Total
Balance, January 1, 2004	5,557,379	$5,557,379	$65,780,254	$11,574,074	$(94,899)	$687,141		$83,503,949
Comprehensive Income:
Net income				1,071,632			$1,071,632	1,071,632
Net unrealized gain on available for sale securities, net of tax						872,075	872,075	872,075
Reclassification adjustment for available for sale securities called or sold in the current year, net of tax						(25,496)	(25,496)	(25,496)

Total comprehensive income							$1,918,211

Allocation of ESOP shares					94,899			94,899
Retirement of common stock	(360)	(360)		(6,359)				(6,719)

Balance, March 31, 2004	5,557,019	$5,557,019	$65,780,254	$12,639,347	$	$1,533,720		$85,510,340

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)
(Unaudited)

						Accumu-
						lated Other
	# of				Unearned	Compre-
	Common	Common		Undivided	Compen-	hensive	Comprehen-
	Shares	Stock	Surplus	Profits	sation	Income	sive Income	Total
Balance, January 1, 2005	5,555,419	$5,555,419	$65,780,254	$15,391,524		$(925,764)		$85,801,433
Comprehensive Income:
Net income				2,392,442			$2,392,442	2,392,442
Net unrealized loss on available for sale securities, net of tax						(1,446,472)	(1,446,472)	(1,446,472)

Total comprehensive income							$945,970

Effect of stock retirement on accrued dividends				399				399
Retirement of common stock	(3,040)	(3,040)		(53,901)				(56,941)

Balance, March 31, 2005	5,552,379	$5,552,379	$65,780,254	$17,730,464	$	$(2,372,236)		$86,690,861

See Report of Independent Registered Public Accounting Firm and Selected Notes to Condensed Consolidated Financial Statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

For the Quarters Ended March 31,	2005	2004

Cash flows from operating activities:
Net income	$2,392,442	$1,071,632
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sales of other real estate		10,000
Depreciation	429,429	413,000
Provision for losses on loans	(678,975)	180,000
Provision for losses on other real estate		168,000
Changes in assets and liabilities:
Accrued interest receivable	(44,345)	181,134
Other assets	(384,129)	(110,412)
Other liabilities	310,875	488,190

Net cash provided by operating activities	2,025,297	2,401,544

Cash flows from investing activities:
Proceeds from maturities and calls of held to maturity securities	226,385	101,393
Proceeds from maturities, sales and calls of available for sale securities	39,000,000	45,867,994
Investment in available for sale securities	(87,449,714)	(50,073,040)
Investment in Federal Home Loan Bank	(8,600)
Redemption of Federal Home Loan Bank stock		294,200
Proceeds from sales of other real estate		50,000
Loans, net (increase) decrease	11,090,825	(7,762,680)
Acquisition of premises and equipment	(408,587)	(239,846)
Federal funds sold	(3,900,000)	(4,000,000)
Other assets	(137,164)	(171,326)

Net cash used in investing activities	$(41,586,855)	$(15,933,305)

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

For the Quarters Ended March 31,	2005	2004

Cash flows from financing activities:
Demand and savings deposits, net increase	$41,261,095	$25,146,210
Time deposits, net increase (decrease)	(3,675,168)	5,178,557
Principal payments on notes	(1,239)	(3,718)
Borrowings from Federal Home Loan Bank	127,160	15,071,113
Repayments to Federal Home Loan Bank	(36,284)	(25,056,799)
Retirement of common stock	(56,941)	(6,719)
Cash dividends	(999,576)	(833,607)
Federal funds purchased and securities sold under agreements to repurchase, net increase (decrease)	29,765,718	(1,745,899)

Net cash provided by financing activities	66,384,765	17,749,138

Net increase in cash and cash equivalents	26,823,207	4,217,377
Cash and cash equivalents, beginning of period	32,724,625	33,861,029

Cash and cash equivalents, end of period	$59,547,832	$38,078,406

See Report of Independent Registered Public Accounting Firm and Selected Notes to Condensed Consolidated Financial Statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Quarters Ended March 31, 2005 and 2004

1. The accompanying unaudited condensed consolidated financial statements have been prepared with the accounting policies in effect as of December 31, 2004 as set forth in the Notes to the Consolidated Financial Statements of Peoples Financial Corporation and Subsidiaries (the Company). In the opinion of Management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included and are of a normal recurring nature. The accompanying unaudited consolidated financial statements have been prepared also in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2. The results of operations for the quarter ended March 31, 2005, are not necessarily indicative of the results to be expected for the full year. Per share data is based on the weighted average shares of common stock outstanding of 5,552,801 and 5,557,284 for the quarters ended March 31, 2005 and 2004, respectively.

3. At March 31, 2005 and 2004, the total recorded investment in impaired loans amounted to $5,817,000 and $7,241,000, respectively. The average recorded investment in impaired loans amounted to approximately $5,817,000 and $7,166,000 at March 31, 2005 and 2004, respectively. The amount of that recorded investment in impaired loans for which there is a related allowance for loan losses was $284,000 at March 31, 2005. The allowance for losses related to these loans amounted to approximately $3,000 at March 31, 2005. The amount of interest not accrued on these loans amounted to approximately $3,000 and $32,000 for the quarter ended March 31, 2005 and 2004, respectively. In compliance with a bankruptcy court order, interest in the amount of $56,000 and $50,000 has been received and recorded as interest income relating to one impaired loan, with an average balance of $5,532,796 and $5,696,000, for the quarters ended March 31, 2005 and 2004, respectively.

4. Transactions in the allowance for loan losses were as follows:

	For the Quarter	For the Year	For the Quarter
	Ended March 31,	Ended December	Ended March 31,
	2005	31,2004	2004

Balance, beginning of period	$6,569,614	$6,398,694	$6,398,694
Provision for loan losses	(678,975)	448,000	180,000
Recoveries	74,526	493,920	71,312
Loans charged off	(102,141)	(771,000)	(215,026)

Balance, end of period	$5,863,024	$6,569,614	$6,434,980

5. The Company has defined cash and cash equivalents to include cash and due from banks. The Company paid $1,430,000 and $1,179,000 for the quarters ended March 31, 2005 and 2004, respectively, for interest on deposits and borrowings. Income tax payments of $793,000 were made during the quarter ended March 31, 2005. Loans transferred to other real estate amounted to $60,000 for the quarter ended March 31, 2004. The income tax effect on the accumulated other comprehensive income was ($745,000) and $436,000 at March 31, 2005 and 2004, respectively.

6. Securities with gross unrealized losses at March 31, 2005, aggregated by investment category and length of time that individual securities have been in a continuous loss position as follows:

	Less Than Twelve
	Months		Over Twelve Months		Total
		Gross		Gross		Gross
		Unreal-		Unreal-		Unreal-
	Fair Value	ized Loss	Fair Value	ized Loss	Fair Value	ized Loss

U. S Treasury	$88,817	$(1,645)	$13,348	$(735)	$102,165	$(2,380)
U. S. Govt. Agencies	74,219	(474)			74,219	(474)
States and political subdivisions	8,805	(152)	764	(45)	9,569	(197)
FHLMC preferred stock			2,279	(797)	2,279	(797)

Total	$171,841	$(2,271)	$16,391	$(1,577)	$188,232	$(3,848)

Management evaluates securities for other-than-temporary impairment on a monthly basis. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the fact that the Company’s securities are primarily issued by U. S. Treasury and U. S. Government Agencies, the cause of the decline in value, the intent and ability of the Company to hold these securities until maturity and that the Company has traditionally held virtually all of its securities, including those classified as available for sale, until maturity. Any sales of available for sale securities, which have been infrequent and immaterial, have been for liquidity purposes. As a result of this evaluation, the Company has determined that the declines summarized in the table above are not deemed to be other-than-temporary.

7. On April 29, 2005, a loan in the amount of $5,533,000, which had been classified as an impaired loan, paid off. As a result, the related allowance for loan losses of $650,000 has been reversed in these financial statements. During the second quarter of 2005, the Company will recognize interest income of approximately $900,000, which includes accrued interest previously charged-off and interest not accrued while this credit was on nonaccrual. A recovery of charged-off principal of $962,000 also relates to this event. The Company will continue to monitor its allowance for loan losses according to its policies and will record provisions as deemed necessary during the remaining quarters of 2005.

Report of Independent Registered Public Accounting Firm

Board of Directors
Peoples Financial Corporation
Biloxi, Mississippi

We have reviewed the accompanying condensed consolidated balance sheets of Peoples Financial Corporation as of March 31, 2005, March 31, 2004 and December 31, 2004, and the related condensed consolidated statements of income, shareholder’s equity, and cash flows for the three months ended March 31, 2005 and March 31, 2004. These financial statements are the responsibility of the company’s management.

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

We have previously audited, in accordance with standards of The Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Peoples Financial Corporation as of December 31, 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated January 24, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Piltz, Williams, LaRosa & Co.

PILTZ, WILLIAMS, LAROSA & Co.

May 6, 2005
Biloxi, Mississippi

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presents Management’s discussion and analysis of the consolidated financial condition and results of operations of Peoples Financial Corporation and Subsidiaries (the Company) for the quarters ended March 31, 2005 and 2004. These comments highlight the significant events and should be considered in combination with the Condensed Consolidated Financial Statements included in this report on Form 10-Q.

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

Overview

During the first quarter of 2005, net income was $2,392,000, as compared with $1,072,000 for the first quarter of 2004. The Company realized extraordinary income of $459,000, net of taxes, as a result of the PULSE EFT Association Exchange. While this unusual, non-recurring gain is very positive, the Company continues to concentrate on its operating results. The economy of the Mississippi Gulf Coast, our trade area, continues to be robust, and this translates into opportunities for the Company. The first quarter of 2005 brought a temporary decline in loan volume, breaking a string of five consecutive quarters with a record growth in the loan portfolio. Management anticipates that loan volume will resume its prior trend in the remaining quarters of 2005. The quality of the loan portfolio is also strong and non-performing loans have improved, as discussed in Note 7, contributing to the reduction of the allowance for loan losses during the first quarter, through a reduction in the loan loss provision. The Company continues to closely monitor its interest rate risk activities, as it continues to manage pricing challenges in its competitive market.

The following schedule compares financial highlights for the quarters ended March 31, 2005 and 2004:

For the quarters ended March 31,	2005	2004

Net income per share	$0.43	$0.19
Book value per share	$15.61	$15.39
Return on average total assets	1.55%	.73%
Return on average shareholders’ equity	11.12%	5.07%
Allowance for loan losses as a % of loans, net of unearned discount	1.81%	2.11%

Financial Condition

Held to Maturity Securities

Held to maturity securities increased $2,110,000 at March 31, 2005, compared with March 31, 2004, as a result of the management of the Company’s liquidity position. Gross unrealized gains for held to maturity securities were $132,000 and $180,000 at March 31, 2005 and 2004, respectively. Gross unrealized losses for held to maturity securities were $26,000 at March 31, 2005. The following schedule reflects the mix of the held to maturity investment portfolio at March 31, 2005 and 2004:

March 31,	2005		2004
	Amount	%	Amount	%

U. S. Treasury	$		$999,944	24%
States and political subdivisions	6,360,990	100%	3,251,517	76%

Totals	$6,360,990	100%	$4,251,461	100%

Available for Sale Securities

Available for sale securities increased $6,256,000 at March 31, 2005, compared with March 31, 2004, in the management of the Company’s liquidity position. Gross unrealized gains were $222,000 and $2,693,000 and gross unrealized losses were $3,822,000 and $392,000 at March 31, 2005 and 2004, respectively. The following schedule reflects the mix of available for sale securities at March 31, 2005 and 2004:

March 31,	2005		2004
	Amount	%	Amount	%

U. S. Treasury	$88,118,024	40%	$67,534,112	32%
U. S. Government agencies	114,165,651	52%	133,181,953	63%
States and political subdivisions	13,909,480	6%	7,888,920	3%
Other securities	3,094,895	2%	4,367,212	2%

Totals	$219,288,050	100%	$212,972,197	100%

Federal Funds Sold

Federal funds sold were $3,900,000 at March 31, 2005, as a direct result of the management of the bank subsidiary’s liquidity position.

Loans

Loans increased $13,792,000 at March 31, 2005, as compared with March 31, 2004. During the fourth quarter of 2003 and continuing in 2004 and into 2005, the local economy has stabilized which has resulted in an overall increase in loan demand. The Company expects that this demand will continue in the remaining quarters of 2005.

Other Real Estate

Other real estate decreased $1,047,000 at March 31, 2005, as compared with March 31, 2004, primarily due to sale of ORE inventory and a reduction in property taken into ORE in recent quarters.

Other Assets

Other assets increased $3,310,000 at March 31, 2005, as compared with March 31, 2004, as a result of deferred taxes on unrealized losses on available for sale securities.

Deposits

Total deposits increased $20,095,000 at March 31, 2005, as compared with March 31, 2004. Significant increases or decreases in total deposits and/or significant fluctuations among the different types of deposits from quarter to quarter are anticipated by Management as customers in the casino industry and county and municipal areas reallocate their resources periodically. As discussed above, the Company has managed its funds including planning the timing and classification of investment maturities and using other funding sources and their maturity so as to achieve appropriate liquidity.

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

Federal funds purchased and securities sold under agreements to repurchase increased $23,749,000 at March 31, 2005, as compared with March 31, 2004, as the result of the reallocation of funds by certain customers between deposit products and non-deposit products.

Borrowings from Federal Home Loan Bank

The Company acquired funds from the Federal Home Loan Bank in the management of its liquidity position.

Notes Payable

Notes payable decreased at March 31, 2005, as compared with March 31, 2004, as a result of the maturity and/or early payoff of Company debt.

Other Liabilities

Other liabilities increased $1,022,000 at March 31, 2005, as compared with March 31, 2004, as a result of the impact of increasing health care costs on the liability for post-retirement health benefits during 2004, and an increase in the liabilities related to deferred compensation benefits for officers of the bank subsidiary.

Shareholders’ Equity and Capital Adequacy

Strength, security and stability have been the hallmark of the Company since its founding in 1985 and of its bank subsidiary since its founding in 1896. A strong capital foundation is fundamental to the continuing prosperity of the Company and the security of its customers and shareholders. One measure of capital adequacy is the primary capital ratio which was 15.01% at March 31, 2005, as compared with 15.69% at March 31, 2004. These ratios are well above the regulatory minimum of 6.00%. Management continues to emphasize the importance of maintaining the appropriate capital levels of the Company.

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

Net Interest Earnings and Net Yield on Interest Earning Assets

Quarters Ended March 31, (In
thousands, except percentages)	2005	2004

Total interest income (1)	$6,830	$5,973
Total interest expense	1,475	1,179

Net interest earnings	$5,355	$4,794

Net yield on interest earning assets	3.97%	3.76%

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2005 and 2004.

The schedule on page 17 provides an analysis of the change in total interest income and total interest expense for the quarters ended March 31, 2005 and 2004. Changes in interest income are generally attributable to positive changes in interest rates and volume related to interest-earning assets, particularly loans. Changes in interest expense, were impacted by the increase in the cost of funds during the last three quarters.

Analysis of Changes in Interest Income and Interest Expense
(In Thousands)

				Attributable To:
	For the	For the
	Quarter	Quarter
	Ended	Ended
	March,31	March 31,	Increase
	2005	2004	(Decrease)	Volume	Rate	Rate/ Volume

INTEREST INCOME: (1)
Loans (2) (3)	$5,012	$4,054	$958	$449	$458	$51
Federal funds sold	86	14	72	83	(2)	(9)
Held to maturity:
Taxable		13	(13)	(13)
Non-taxable	98	66	32	63	(16)	(15)
Available for sale:
Taxable	1,361	1,657	(296)	(191)	(118)	13
Non-taxable	202	97	105	77	15	13
Other	71	72	(1)	(18)	23	(6)

Total	$6,830	$5,973	$857	$450	$360	$47

INTEREST EXPENSE:
Savings and demand, interest bearing	$445	$339	$106	$122	$(12)	$(4)
Time deposits	611	489	122	(21)	150	(7)
Federal funds purchased and securities sold under agreements to repurchase	316	235	81	28	47	6
Borrowings from FHLB	103	116	(13)	(31)	24	(6)

Total	$1,475	$1,179	$296	$98	$209	$(11)

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2005 and 2004.

(2)	Loan fees are included in these figures.

(3)	Includes nonaccrual loans.

Provision for Loan Losses

Management continuously monitors the Company’s relationships with its loan customers, especially those in concentrated industries such as gaming and hotel/motel, and their direct and indirect impact on its operations. A thorough analysis of current economic conditions and the quality of the loan portfolio are conducted on a quarterly basis. These analyses are utilized in the computation of the adequacy of the allowance for loan losses. Based on these analyses, the Company recorded a negative provision during the first quarter of 2005. The Company expects to record provisions during the remaining quarters of 2005, as deemed necessary, based on its analyses. See Note 7 for a discussion of the effect of the payoff of a loan previously classified as impaired.

Service Charges on Deposit Accounts

Service charges on deposit accounts decreased $322,000 for the quarter ended March 31, 2005, as compared with the quarter ended March 31, 2004, as a result of a decrease in fee income from off- site ATMs no longer under contract with the Company.

Other Income

Other income decreased $83,000 for the quarter ended March 31, 2005, as compared with the quarter ended March 31, 2004, as result of gains on the sale or call of available for sale securities during the first quarter of 2004.

Other Expense

Other expense decreased $302,000 for the quarter ended March 31, 2005, as compared with the quarter ended March 31, 2004, as a result of a decrease in expenses for off-site ATMs no longer under contract with the Company.

Extraordinary Gain

An extraordinary gain of $459,000, net of taxes, was recorded as a result of the PULSE EFT Association Exchange.

LIQUIDITY

Liquidity represents the Company’s ability to adequately provide funds to satisfy demands from depositors, borrowers and other commitments by either converting assets to cash or accessing new or existing sources of funds. Management monitors these funds requirements in such a manner as to satisfy these demands and provide the maximum earnings on its earning assets. Deposits, payments of principal and interest on loans, proceeds from maturities of investment securities and earnings on investment securities are the principal sources of funds for the Company. As discussed previously, the Company has utilized non-traditional sources of funds including brokered certificates and borrowings from the Federal Home Loan Bank. These additional sources have allowed the Company to satisfy its liquidity needs. The Company will continue to utilize these sources of funds throughout 2005, as necessary.

Item 4: Controls and Procedures

As of March 31, 2005, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the period ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 4 — Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Shareholders of the Company was held on April 13, 2005.

(b) The following five directors were elected at the meeting to hold office for a term of one year:

	Approve	Disapprove

Drew Allen	4,817,886.644	59,885.422
Rex E. Kelly	4,818,126.644	59,885.422
Dan Magruder	4,811,622.446	59,885.422
Lyle M. Page	4,819,126.644	59,885.422
Chevis C. Swetman	4,745,974.144	59,885.422

Of the 5,552,859 shares outstanding and eligible to vote on April 13, shares not voted amounted to 690,426.274.

Item 5 — Other Information

None.

Item 6 — Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 23:	Consent of Independent Registered Public Accounting Firm

Exhibit 31.1:	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

Exhibit 31.2:	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

Exhibit 32.1:	Certification of Chief Executive Officer Pursuant
to 18 U.S.C. ss. 1350

Exhibit 32.2:	Certification of Chief Financial Officer Pursuant to 18 U.S.C. ss. 1350

(b) Reports on Form 8-K

A Form 8-K was filed on January 12, 2005, March 10, 2005, April 11, 2005 and May 12, 2005.

SIGNATURES

Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL CORPORATION
(Registrant)

Date:	May 12, 2005

By:	/s/ Chevis C. Swetman

Chevis C. Swetman
Chairman, President and Chief Executive Officer

Date:	May 12, 2005

By:	/s/ Lauri A. Wood

Lauri A. Wood
Chief Financial Officer and Controller
(principal financial and accounting officer)