Form 10-Q
period 2005-06-30
PEOPLES FINANCIAL CORP /MS/
filed 2005-08-10
CIK 770460

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended   June 30, 2005
or
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
Yes ☑                                                             No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date. Peoples Financial Corporation has only one class of common stock authorized. At July 29, 2005, there were 15,000,000 shares of $1 par value common stock authorized, and 5,549,308 shares issued and outstanding.

PART I
FINANCIAL INFORMATION
PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

June 30, December 31, and June 30,	2005	2004	2004

Assets

Cash and due from banks	$49,054,842	$32,724,625	$37,883,278

Held to maturity securities, market value of $16,168,000 - June 30, 2005; $6,698,000 - December 31, 2004; $3,041,000 - June 30, 2004	16,040,105	6,587,375	2,945,427

Available for sale securities, at market value	219,299,017	173,030,808	191,660,051

Federal Home Loan Bank stock, at cost	1,420,700	1,401,900	1,389,700

Loans	347,500,920	334,193,124	318,216,752

Less: Allowance for loan losses	5,935,578	6,569,614	6,644,725

Loans, net	341,565,342	327,623,510	311,572,027

Bank premises and equipment, net of accumulated depreciation of $17,958,000 - June 30, 2005; $17,174,000 - December 31, 2004; and $16,525,000 - June 30, 2004	17,815,976	18,018,504	16,241,484

Other real estate	32,957	168,091	484,701

Accrued interest receivable	3,282,548	2,745,235	2,657,775

Other assets	16,444,086	15,141,101	18,371,429

Total assets	$664,955,573	$577,441,149	$583,205,872

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(Unaudited)

June 30, December 31, and June 30,	2005	2004	2004

Liabilities & Shareholders’ Equity

Liabilities:

Deposits:

Demand, non-interest bearing	$109,450,024	$89,529,270	$93,123,823

Savings and demand, interest bearing	198,019,041	180,464,256	173,667,579

Time, $100,000 or more	58,050,425	51,948,077	67,003,724

Other time deposits	63,470,625	67,249,927	63,719,899

Total deposits	428,990,115	389,191,530	397,515,025

Federal funds purchased and securities sold under agreements to repurchase	130,999,465	87,277,125	88,406,754

Borrowings from Federal Home Loan Bank	7,305,600	7,202,970	7,081,466

Notes payable		1,239	7,901

Other liabilities	8,281,500	7,966,852	7,673,418

Total liabilities	575,576,680	491,639,716	500,684,564

Shareholders’ Equity:

Common Stock, $1 par value, 15,000,000 shares authorized, 5,549,688, 5,555,419 and 5,556,419 shares issued and outstanding at June 30, 2005, December 31, 2004 and June 30, 2004, respectively	5,549,688	5,555,419	5,556,419

Surplus	65,780,254	65,780,254	65,780,254

Undivided profits	19,299,490	15,391,524	13,670,745

Accumulated other comprehensive income	(1,250,539)	(925,764)	(2,486,110)

Total shareholders’ equity	89,378,893	85,801,433	82,521,308

Total liabilities and shareholders’ equity	$664,955,573	$577,441,149	$583,205,872

See Report of Independent Registered Public Accounting Firm and Selected Notes to Condensed Consolidated Financial Statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Quarters Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004

Interest income:

Interest and fees on loans	$6,069,161	$4,109,323	$11,080,841	$8,163,696

Interest and dividends on investments:

U. S. Treasury	638,668	326,392	1,053,667	621,649

U. S. Government agencies and corporations	1,149,619	1,206,280	2,095,669	2,581,235

States and political subdivisions	211,229	110,311	409,469	215,950

Other investments	64,441	51,592	135,283	123,615

Interest on federal funds sold	86,448	6,764	172,936	20,927

Total interest income	8,219,566	5,810,662	14,947,865	11,727,072

Interest expense:

Time deposits of $100,000 or more	270,872	195,349	508,539	362,959

Other deposits	929,243	643,154	1,747,113	1,303,289

Borrowings from Federal Home Loan Bank	117,546	110,704	220,940	226,387

Federal funds purchased and securities sold under agreements to repurchase	433,747	246,464	749,882	481,645

Total interest expense	1,751,408	1,195,671	3,226,474	2,374,280

Net interest income	6,468,158	4,614,991	11,721,391	9,352,792

Provision for losses on loans	(834,025)	183,000	(1,513,000)	363,000

Net interest income after provision for losses on loans	$7,302,183	$4,431,991	$13,234,391	$8,989,792

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Continued)
(Unaudited)

	For the Quarters Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004

Other operating income:

Trust department income and fees	$370,766	$394,078	$714,291	$750,180

Service charges on deposit accounts	1,449,698	1,406,063	2,726,109	3,004,543

Other service charges, commissions and fees	90,983	78,323	164,367	145,277

Gain on sale of bank premises		1,270,697		1,270,697

Loss on sale of securities	(442,539)		(442,539)

Other income	231,341	232,077	474,569	558,574

Total other operating income	1,700,249	3,381,238	3,636,797	5,729,271

Other operating expense:

Salaries and employee benefits	2,817,894	2,836,006	5,655,851	5,605,909

Net occupancy	349,461	363,811	695,980	682,184

Equipment rentals, depreciation and maintenance	677,114	581,781	1,341,608	1,253,095

Other expense	1,193,539	1,207,572	2,508,403	2,824,692

Total other operating expense	5,038,008	4,989,170	10,201,842	10,365,880

Income before income taxes and extraordinary gain	3,964,424	2,824,059	6,669,346	4,353,183

Income taxes	1,316,520	837,508	2,088,000	1,295,000

Income before extraordinary gain	2,647,904	1,986,551	4,581,346	3,058,183

Extraordinary gain, net of income taxes	79,000		538,000

Net income	$2,726,904	$1,986,551	$5,119,346	$3,058,183

See Report of Independent Registered Public Accounting Firm and Selected Notes to Condensed Consolidated Financial Statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

						Accumu-
						lated Other
	# of				Unearned	Compre-
	Common	Common		Undivided	Compen-	hensive	Comprehen-
	Shares	Stock	Surplus	Profits	sation	Income	sive Income	Total

Balance, January 1, 2004	5,557,379	$5,557,379	$65,780,254	$11,574,074	$(94,899)	$687,141		$83,503,949

Comprehensive Loss:

Net income				3,058,183			$3,058,183	3,058,183

Net unrealized loss on available for sale securities, net of tax						(3,272,335)	(3,272,335)	(3,272,335)

Reclassification adjustment for available for sale securities called or sold in the current year, net of tax						99,084	99,084	99,084

Total comprehensive loss							$(115,068)

Allocation of ESOP shares					94,899			94,899

Retirement of common stock	(960)	(960)		(16,921)				(17,881)

Dividend declared ($ .17 per share)				(944,591)				(944,591)

Balance, June 30, 2004	5,556,419	$5,556,419	$65,780,254	$13,670,745	$	$(2,486,110)		$82,521,308

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)
(Unaudited)

						Accumu-
						lated Other
	# of				Unearned	Compre-
	Common	Common		Undivided	Compen-	hensive	Comprehen-
	Shares	Stock	Surplus	Profits	sation	Income	sive Income	Total

Balance, January 1, 2005	5,555,419	$5,555,419	$65,780,254	$15,391,524	$	$(925,764)		$85,801,433

Comprehensive Income:

Net income				5,119,346			$5,119,346	5,119,346

Net unrealized loss on available for sale securities, net of tax						(559,090)	(559,090)	(559,090)

Reclassification adjustment for available for sale securities called or sold in current year, net of tax						234,315	234,315	234,315

Total comprehensive income							$4,794,571

Retirement of common stock	(5,731)	(5,731)		(101,841)				(107,572)

Effect of stock retirement on accrued dividends				399				399

Dividend declared ($ .20 per share)				(1,109,938)				(1,109,938)

Balance, June 30, 2005	5,549,688	$5,549,688	$65,780,254	$19,299,490	$	$(1,250,539)		$89,378,893

See Report of Independent Registered Public Accounting Firm and Selected Notes to Condensed Consolidated Financial Statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

For the Six Months Ended June 30,	2005	2004

Cash flows from operating activities:

Net income	$5,119,346	$3,058,183

Adjustments to reconcile net income to net cash provided by operating activities:

Gain on sale of bank premises		(1,270,697)

Loss on sales of securities	442,539

Gain on sales of other real estate	(246,866)	(99,000)

Depreciation	828,760	761,000

Provision for losses on loans	(1,513,000)	363,000

Provision for losses on other real estate	7,000	175,000

Changes in assets and liabilities:

Accrued interest receivable	(537,313)	438,227

Other assets	(424,431)	(2,911,468)

Other liabilities	(229,337)	616,871

Net cash provided by operating activities	3,446,698	1,131,116

Cash flows from investing activities:

Proceeds from maturities and calls of held to maturity securities	435,000	1,407,427

Proceeds from maturities, sales and calls of available for sale securities	88,641,255	84,040,393

Investment in held to maturity securities	(9,887,530)

Investment in available for sale securities	(135,845,156)	(73,005,823)

Investment in Federal Home Loan Bank	(18,800)	(16,500)

Redemption of Federal Home Loan Bank stock		601,000

Proceeds from sales of other real estate	375,000	935,000

Loans, net increase	(12,428,832)	(16,290,696)

Acquisition of premises and equipment	(626,232)	(616,783)

Proceeds from sale of bank premises		2,837,500

Other assets	(276,354)	(246,604)

Net cash used in investing activities	(69,631,649)	(355,086)

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

For the Six Months Ended June 30,	2005	2004

Cash flows from financing activities:

Demand and savings deposits, net increase	$37,475,539	$12,222,114

Time deposits, net increase	2,323,046	8,503,917

Principal payments on notes	(1,239)	(7,435)

Borrowings from Federal Home Loan Bank	177,769	20,101,113

Repayments to Federal Home Loan Bank	(75,139)	(30,089,495)

Retirement of common stock	(107,572)	(17,881)

Cash dividends	(999,576)	(833,607)

Federal funds purchased and securities sold under agreements to repurchase, net increase (decrease)	43,722,340	(6,632,507)

Net cash provided by financing activities	82,515,168	3,246,219

Net increase in cash and cash equivalents	16,330,217	4,022,249

Cash and cash equivalents, beginning of period	32,724,625	33,861,029

Cash and cash equivalents, end of period	$49,054,842	$37,883,278

See Report of Independent Registered Public Accounting Firm and Selected Notes to Condensed Consolidated Financial Statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2005 and 2004
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
2. The results of operations for the six months ended June 30, 2005, are not necessarily indicative of the results to be expected for the full year. Per share data is based on the weighted average shares of common stock outstanding of 5,551,781 and 5,556,954 for the six months ended June 30, 2005 and 2004, respectively.
3. At June 30, 2005 and 2004, the total recorded investment in impaired loans amounted to $443,000 and $8,595,000, respectively. The average recorded investment in impaired loans amounted to approximately $445,000 and $6,275,000 at June 30, 2005 and 2004, respectively. The amount of that recorded investment in impaired loans for which there is a related allowance for loan losses was $443,000 at June 30, 2005. The allowance for losses related to these loans amounted to approximately $35,000 at June 30, 2005. The amount of interest not accrued on these loans amounted to approximately $11,000 and $19,000 for the six months ended June 30, 2005 and 2004, respectively. In compliance with a bankruptcy court order, interest in the amount of $100,000 was received and recorded as interest income relating to one impaired loan, with an average balance of $5,722,000, for the six months ended June 30, 2004.
4. Transactions in the allowance for loan losses were as follows:

	For the Six	For the Year	For the Six
	Months Ended	Ended December	Months Ended
	June 30, 2005	31, 2004	June 30, 2004

Balance, beginning of period	$6,569,614	$6,398,694	$6,398,694

Provision for loan losses	(1,513,000)	448,000	363,000

Recoveries	1,117,406	493,920	368,489

Loans charged off	(238,442)	(771,000)	(485,458)

Balance, end of period	$5,935,578	$6,569,614	$6,644,725

5. The Company has defined cash and cash equivalents to include cash and due from banks. The Company paid $3,226,000 and $2,377,000 for the six months ended June 30, 2005 and 2004, respectively, and $5,044,000 for the twelve months ended December 31, 2004, for interest on deposits and borrowings. Income tax payments of $2,943,000 and $1,065,000 were made during the six months ended June 30, 2005 and 2004, respectively, and $2,062,000 for the twelve months ended December 31, 2004. Loans transferred to other real estate amounted to $112,000 for the six months ended June 30, 2004 and for the twelve months ended December 31, 2004. The income tax effect on the accumulated other comprehensive income was $(167,000) and $(1,635,000) at June 30, 2005 and 2004, respectively.
6. Securities with gross unrealized losses at June 30, 2005, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	Less Than Twelve Months		Over Twelve Months		Total
		Gross		Gross		Gross
		Unreal-		Unreal-		Unreal-
	Fair Value	ized Loss	Fair Value	ized Loss	Fair Value	ized loss

U. S. Treasury	$76,348	$(249)	$7,941	$(57)	$84,289	$(306)

U. S. Govt. Agencies	74,940	(514)	17,599	(394)	92,539	(908)

States and political subdivisions	2,981	(27)	3,301	(86)	6,282	(113)

FHLMC preferred stock			2,141	(934)	2,141	(934)

Total	$154,269	$(790)	$30,982	$(1,471)	$185,251	$(2,261)

Management evaluates securities for other-than-temporary impairment on a monthly basis. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the fact that the Company’s securities are primarily issued by U. S. Treasury and U. S. Government Agencies, the cause of the decline in value, the intent and ability of the Company to hold these securities until maturity and that the Company has traditionally held virtually all of its securities, including those classified as available for sale, until maturity. Any sales of available for sale securities, which have been infrequent and immaterial, have been for liquidity purposes. The Company has also carefully considered the specific issues related to the valuation of the FHLMC preferred stock. As a result of these evaluations, the Company has determined that the declines summarized in the table above are not deemed to be other-than-temporary.

7. On April 29, 2005, a loan in amount of $5,533,000, which had been classified as an impaired loan, paid off. During 2005, the Company recognized interest income of approximately $900,000, which included accrued interest previously charged-off and interest not accrued while this credit was on nonaccrual. A recovery of charged-off principal of $962,000 and the reversal of a specific reserve of $650,000 also relate to this event.
8. Certain reclassifications, which had no effect on prior year net income, have been made to the prior period statements to conform to current year presentation.

Report of Independent Registered Public Accounting Firm
Board of Directors
Peoples Financial Corporation
Biloxi, Mississippi
We have reviewed the accompanying condensed consolidated balance sheets of Peoples Financial Corporation as of June 30, 2005, June 30, 2004 and December 31, 2004, and the related condensed consolidated statements of income, shareholders’ equity, and cash flows for the six months ended June 30, 2005 and June 30, 2004. These interim financial statements are the responsibility of the company’s management.
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
Piltz, Williams, LaRosa & Company
Biloxi, Mississippi
August 1, 2005

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following presents Management’s discussion and analysis of the consolidated financial condition and results of operations of Peoples Financial Corporation and Subsidiaries (the Company) for the six months ended June 30, 2005 and 2004. These comments highlight the significant events and should be considered in combination with the Condensed Consolidated Financial Statements included in this report on Form 10-Q.
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
Overview
During the first six months of 2005, net income was $5,119,000, as compared with $3,058,000 for the first six months of 2004. The Company realized extraordinary income of $538,000, net of taxes, as a result of the PULSE EFT Association Exchange during the current year. While this unusual, non-recurring gain is very positive, the Company continues to concentrate on its operating results. The economy of the Mississippi Gulf Coast, our trade area, continues to be robust, and this translates into opportunities for the Company, especially in terms of loan growth. The quality of the loan portfolio is also strong and non-performing loans have decreased significantly, as discussed in Note 7, contributing to the reduction of the allowance for loan losses through a negative loan loss provision of $1,513,000 in the current year. The Company continues to closely monitor its interest rate risk activities, as it continues to manage pricing challenges in its competitive market.
The following schedule compares financial highlights for the six months ended June 30, 2005 and 2004:

For the six months ended June 30,	2005	2004

Net income per share	$0.92	$0.55

Book value per share	$16.11	$14.85

Return on average total assets	1.63%	1.04%

Return on average shareholders’ equity	11.69%	7.37%

Allowance for loan losses as a % of loans, net of unearned discount	1.71%	2.09%

Financial Condition
Held to Maturity Securities
Held to maturity securities increased $13,095,000 at June 30, 2005, compared with June 30, 2004, as a result of the management of the Company’s liquidity position. Sustained temporary increases in deposits are being invested in short term Treasury securities. Gross unrealized gains for held to maturity securities were $145,000 and $98,000 at June 30, 2005 and 2004, respectively. Gross unrealized losses were $17,000 and $2,000 at June 30, 2005 and 2004, respectively. The following schedule reflects the mix of the held to maturity investment portfolio at June 30, 2005 and 2004:

June 30,	2005		2004
	Amount	%	Amount		%

U. S. Treasury	$9,889,402	62%	$

States and political subdivisions	6,150,703	38%		2,945,427	100%

Totals	$16,040,105	100%		$2,945,427	100%

Available for Sale Securities
Available for sale securities increased $27,639,000 at June 30, 2005, compared with June 30, 2004, in the management of the Company’s liquidity position, as discussed above. Gross unrealized gains were $341,000 and $931,000 and gross unrealized losses were $2,243,000 and $4,702,000 at June 30, 2005 and 2004, respectively. The following schedule reflects the mix of available for sale securities at June 30, 2005 and 2004:

June 30,	2005		2004
	Amount	%	Amount	%

U. S. Treasury	$82,372,974	38%	$61,754,516	32%

U. S. Government agencies	119,583,966	54%	117,584,871	62%

States and political subdivisions	14,384,780	7%	8,372,305	4%

Other securities	2,957,297	1%	3,948,359	2%

Totals	$219,299,017	100%	$191,660,051	100%

Loans
Loans increased $29,284,000 at June 30, 2005, as compared with June 30, 2004. During 2004 and continuing into 2005, the local economy has stabilized which has resulted in increased loan demand. The Company expects that this demand will continue in the remaining quarters of 2005.
Other Real Estate
Other real estate decreased $452,000 at June 30, 2005, as compared with June 30, 2004, primarily due to sales of ORE inventory and a reduction in property taken into ORE in recent quarters.
Bank Premises and Equipment
Bank premises and equipment increased $1,574,000 at June 30, 2005, as compared with June 30, 2004, primarily as a result of the construction of two new branch facilities during 2004 and 2005.
Accrued Interest Receivable
Accrued interest receivable increased $625,000 at June 30, 2005, as compared with June 30, 2004, due to an increase in interest earning assets and the rate earned on these assets.
Other Assets
Other assets decreased $1,927,000 at June 30, 2005, as compared with June 30, 2004, due to a decrease in deferred taxes on unrealized losses on available for sale securities.
Deposits
Total deposits increased $31,457,000 at June 30, 2005, as compared with June 30, 2004. Significant increases or decreases in total deposits and/or significant fluctuations among the different types of deposits from quarter to quarter are anticipated by Management as customers in the casino industry and county and municipal areas reallocate their resources periodically. As discussed above, the Company has managed its funds including planning the timing and classification of investment maturities and using other funding sources and their maturity so as to achieve appropriate liquidity.
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase
Federal funds purchased and securities sold under agreements to repurchase increased $42,593,000 at June 30, 2005, as compared with June 30, 2004, as a result of the reallocation of funds by certain commercial customers between deposit and non-deposit products.
Notes Payable
Notes payable decreased at June 30, 2005, as compared with June 30, 2004, as a result of the maturity and/or early payoff of Company debt.
Other Liabilities
Other liabilities increased $608,000 at June 30, 2005, as compared with June 30, 2004. This increase is primarily due to the impact of increasing health care costs on the liability for post-retirement health benefits during 2004 and an increase in the liabilities related to deferred compensation benefits for officers of the bank subsidiary.

Shareholders’ Equity and Capital Adequacy
Strength, security and stability have been the hallmark of the Company since its founding in 1985 and of its bank subsidiary since its founding in 1896. A strong capital foundation is fundamental to the continuing prosperity of the Company and the security of its customers and shareholders. One measure of capital adequacy is the primary capital ratio which was 15.22% at June 30, 2005, as compared with 15.23% at June 30, 2004. These ratios are well above the regulatory minimum of 6.00%. Management continues to emphasize the importance of maintaining the appropriate capital levels of the Company.
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
Net Interest Earnings and Net Yield on Interest Earning Assets

Six Months Ended June 30, (In
thousands, except percentages)	2005	2004

Total interest income (1)	$15,158	$11,839

Total interest expense	3,226	2,374

Net interest earnings	$11,932	$9,465

Net yield on interest earning assets (2)	4.28%	3.68%

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2005 and 2004.

(2)	Interest income in 2005 includes $900,000 received in 2005 for prior years. See Note 7. Net yield would have been 3.96 % without this interest.
The schedule on page 18 provides an analysis of the change in total interest income and total interest expense for the six months ended June 30, 2005 and 2004. Changes in interest income are generally attributable to changes in interest rates related to interest-earning assets, particularly loans. It should be noted that loan interest income in 2005 includes the recovery of previously charged off interest and the receipt of interest that would have been earned had the credit not been on nonaccrual. This interest amounted to approximately $900,000. Changes in interest expense, while impacted by changes in volume related to interest-bearing liabilities, were impacted by the increase in the cost of funds during these time periods.

Analysis of Changes in Interest Income and Interest Expense
(In Thousands)

				Attributable To:
	For the Six	For the Six
	Months	Months
	Ended	Ended
	June 30,	June 30,	Increase			Rate/
	2005	2004	(Decrease)	Volume	Rate	Volume

INTEREST INCOME: (1)

Loans (2) (3)	$11,081	$8,164	$2,917	$723	$2,016	$178

Federal funds sold	173	21	152	284	(10)	(122)

Held to maturity:

Taxable	14	19	(5)	6	(9)	(2)

Non-taxable	228	122	106	126	(10)	(10)

Available for sale:

Taxable	3,135	3,184	(49)	(73)	25	(1)

Non-taxable	392	205	187	151	21	15

Other	135	124	11	(30)	54	(13)

Total	$15,158	$11,839	$3,319	$1,187	$2,087	$45

INTEREST EXPENSE:

Savings and demand, interest bearing	$982	$663	$319	$(51)	$400	$(30)

Time deposits	1,273	1,003	270	(90)	395	(35)

Federal funds purchased and securities sold under agreements to repurchase	750	482	268	107	132	29

Borrowings from FHLB	221	226	(5)	(42)	45	(8)

Total	$3,226	$2,374	$852	$(76)	$972	$(44)

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2005 and 2004.

(2)	Loan fees are included in these figures.

(3)	Includes nonaccrual loans.

Provision for Loan Losses
Management continuously monitors the Company’s relationships with its loan customers, especially those in concentrated industries such as gaming and hotel/motel, as well as exposure for out of area loans, and their direct and indirect impact on its operations. A thorough analysis of current economic conditions and the quality of the loan portfolio are conducted on a quarterly basis. These analyses are utilized in the computation of the adequacy of the allowance for loan losses. Based on these analyses, the Company recorded a negative provision during the first six months of 2005. The Company expects to record provisions throughout the remaining quarters of 2005, as deemed necessary, based on its analyses.
Service Charges on Deposit Accounts
Service charges on deposit accounts decreased $278,000 for the six months ended June 30, 2005, as compared with the six months ended June 30, 2004, primarily due to the decrease in fee income from off-site ATMs no longer under contract by the Company.
Gain on Sale of Bank Premises
The Company realized a gain of $1,271,000 for the six months of 2004 from the sale of bank premises.
Loss on Sale of Securities
The Company realized a loss from the sale of available for sale securities during the second quarter of 2005 of $443,000. The proceeds of these sales will be used to fund loan demand.
Other Expense
Other expense decreased $316,000 for the first six months of 2005 as compared with the first six months of 2004 as a result of a decrease in expense for off-site ATMs no longer under contract by the Company.
Extraordinary Gain
An extraordinary gain of $538,000, net of taxes, was recorded as a result of the PULSE EFT Association Exchange.
LIQUIDITY
Liquidity represents the Company’s ability to adequately provide funds to satisfy demands from depositors, borrowers and other commitments by either converting assets to cash or accessing new or existing sources of funds. Management monitors these funds requirements in such a manner as to satisfy these demands and provide the maximum earnings on its earning assets. Deposits, payments of principal and interest on loans, proceeds from maturities of investment securities and earnings on investment securities are the principal sources of funds for the Company. As discussed previously, the Company has utilized non-traditional sources of funds including borrowings from the Federal Home Loan Bank. These additional sources have allowed the Company to satisfy its liquidity needs. The Company will continue to utilize these sources of funds throughout 2005, as necessary.

During the second quarter of 2005, the Company became qualified for the State of Mississippi Collateral Pool, which reduced the requirement for pledging securities for public funds from 105% to 75%. This will provide the Company with more flexibility in meeting its liquidity needs, as public funds represent a significant part of the Company’s deposit base.
Item 4: Controls and Procedures
As of June 30, 2005, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There were no changes in the Company’s internal control over financial reporting that occurred during the period ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II
OTHER INFORMATION
Item 4 — Submission of Matters to a Vote of Security Holders
None.
Item 5 — Other Information
The Sarbanes Oxley Act of 2002 provides for, among other things, the acceleration of filing deadlines for quarterly and annual reports for companies that meet certain criteria. Based on its June 30, 2005 market capitalization, the Company has determined that it will become an accelerated filer at December 31, 2005. The Company anticipates that it will be compliant with these requirements.

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
(b) Reports on Form 8-K
A Form 8-K was filed on April 11, 2005, May 12, 2005, June 22, 2005 and July 11, 2005.

SIGNATURES
Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
PEOPLES FINANCIAL CORPORATION
(Registrant)

Date: August 10, 2005

By:	/s/ Chevis C. Swetman

Chevis C. Swetman
Chairman, President and Chief Executive Officer

Date: August 10, 2005

By:	/s/ Lauri A. Wood

Lauri A. Wood
Chief Financial Officer and Controller
(principal financial and accounting officer)