Form 10-Q
period 2005-09-30
PEOPLES FINANCIAL CORP /MS/
filed 2005-11-08
CIK 770460

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.
Peoples Financial Corporation has only one class of common stock authorized. At November 1, 2005, there were 15,000,000 shares of $1 par value common stock authorized, and 5,549,128 shares issued and outstanding.

PART I
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 4: Controls and Procedures
PART II
Item 5 — Other Information
Item 6 — Exhibits and Reports on Form 8-K
SIGNATURES
Consent of Independent Registered Public Accounting Firm
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to 18 U.S.C. Section 1350
Certification of CFO Pursuant to 18 U.S.C. Section 1350

PART I
FINANCIAL INFORMATION
PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

September 30, December 31, and September 30,	2005	2004	2004

Assets

Cash and due from banks	$58,454,381	$32,724,625	$47,911,793

Federal funds sold	97,000,000

Held to maturity securities, market value of
$41,920,000 - September 30, 2005;
$6,698,000 - December 31, 2004;
$3,078,000 - September 30, 2004	41,804,453	6,587,375	2,944,232

Available for sale securities, at market value	191,961,031	173,030,808	210,686,836

Federal Home Loan Bank Stock, at cost	1,432,800	1,401,900	1,395,200

Loans	347,081,539	334,193,124	324,438,772

Less: Allowance for loan losses	11,015,042	6,569,614	6,593,339

Loans, net	336,066,497	327,623,510	317,845,433

Bank premises and equipment, net of accumulated depreciation of $18,304,000 - September 30, 2005; $17,174,000 - December 31, 2004; and $16,780,000 - September 30, 2004	17,749,847	18,018,504	16,621,465

Other real estate	120,956	168,091	335,968

Accrued interest receivable	3,982,223	2,745,235	2,750,455

Other assets	18,736,639	15,141,101	17,044,290

Total assets	$767,308,827	$577,441,149	$617,535,672

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(Unaudited)

September 30, December 31, and September 30,	2005	2004	2004

Liabilities & Shareholders’ Equity

Liabilities:

Deposits:
Demand, non-interest bearing	$147,796,135	$89,529,270	$96,794,637
Savings and demand, interest bearing	248,024,104	180,464,256	197,338,514
Time, $100,000 or more	49,598,212	51,948,077	60,448,594
Other time deposits	60,753,503	67,249,927	64,140,656

Total deposits	506,171,954	389,191,530	418,722,401
Federal funds purchased and securities sold under agreements to repurchase	159,090,166	87,277,125	98,221,499
Borrowings from Federal Home Loan Bank	7,359,080	7,202,970	7,201,167
Notes payable		1,239	4,183
Other liabilities	7,465,071	7,966,852	7,067,223

Total liabilities	680,086,271	491,639,716	531,216,473

Shareholders’ Equity:

Common Stock, $1 par value, 15,000,000 shares authorized, 5,549,128 shares issued and outstanding at September 30, 2005, 5,555,419 shares issued and outstanding at December 31, 2004 and 5,555,419 shares issued and outstanding at September 30, 2004	5,549,128	5,555,419	5,555,419
Surplus	65,780,254	65,780,254	65,780,254
Undivided profits	17,522,402	15,391,524	15,081,064
Accumulated other comprehensive income	(1,629,228)	(925,764)	(97,538)

Total shareholders’ equity	87,222,556	85,801,433	86,319,199

Total liabilities and shareholders’ equity	$767,308,827	$577,441,149	$617,535,672

See Report of Independent Registered Public Accounting Firm and Selected Notes to Condensed Consolidated Financial Statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For The Quarters Ended September 30,		For The Nine Months Ended September 30,
	2005	2004	2005	2004

Interest income:

Interest and fees on loans	$5,661,300	$4,403,970	$16,742,141	$12,567,666
Interest and dividends on securities:
U. S. Treasury	702,176	351,134	1,755,843	972,783
U. S. Government agencies and corporations	1,170,691	1,196,517	3,266,360	3,777,752
States and political subdivisions	214,543	149,105	624,012	365,055
Other investments	16,061	54,160	151,344	177,775
Interest on federal funds sold	220,318	35,161	393,254	56,088

Total interest income	7,985,089	6,190,047	22,932,954	17,917,119

Interest expense:

Time deposits of $100,000 or more	370,665	229,412	879,204	592,371
Other deposits	1,084,360	717,852	2,831,473	2,021,141
Borrowing from Federal Home Loan Bank	109,336	108,276	330,276	334,663
Federal funds purchased and securities sold under agreements to repurchase	519,107	264,112	1,268,989	745,757

Total interest expense	2,083,468	1,319,652	5,309,942	3,693,932

Net interest income	5,901,621	4,870,395	17,623,012	14,223,187
Provision for losses on loans	5,103,000	61,000	3,590,000	424,000

Net interest income after provision for losses on loans	798,621	4,809,395	14,033,012	13,799,187

Other operating income:

Trust department income and fees	343,613	328,945	1,057,904	1,079,125
Service charges on deposit accounts	1,136,682	1,406,102	3,862,791	4,410,645
Other service charges, commissions and fees	55,263	71,145	219,630	216,422
Gain on sale of banking premises				1,270,697
Loss on sale of securities			(442,539)	(129,950)
Other income	205,619	214,059	680,188	902,583

Total other operating income	$1,741,177	$2,020,251	$5,377,974	$7,749,522

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Continued)
(Unaudited)

	For The Quarters Ended September 30,		For The Nine Months Ended September 30,
	2005	2004	2005	2004
Other operating expense:

Salaries and employee benefits	$2,910,696	$2,848,598	$8,566,547	$8,454,507
Net occupancy	377,987	381,399	1,073,967	1,063,583
Equipment rentals, depreciation and maintenance	598,857	509,658	1,940,465	1,762,753
Other expense	1,327,683	1,146,871	3,836,086	3,971,563

Total other operating expense	5,215,223	4,886,526	15,417,065	15,252,406

Income (loss) before income taxes and extraordinary gain	(2,675,425)	1,943,120	3,993,921	6,296,303

Income taxes	(908,020)	517,700	1,179,980	1,812,700

Income (loss)before extraordinary gain	(1,767,405)	1,425,420	2,813,941	4,483,603
Extraordinary gain, net of taxes			538,000

Net Income (Loss)	$(1,767,405)	$1,425,420	$3,351,941	$4,483,603

See Report of Independent Registered Public Accounting Firm and Selected Notes to Condensed Consolidated Financial Statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

						Accumu-
					Unearned	lated Other	Compre-
	# of	Common			Compensa-	Comprehen-	hensive
	Shares	Stock	Surplus	Undivided Profits	tion	sive Income	Income	Total

Balance, January 1, 2004	5,557,379	$5,557,379	$65,780,254	$11,574,074	$(94,899)	$687,141		$83,503,949
Comprehensive Income:
Net income				4,483,603			$4,483,603	4,483,603
Net unrealized loss on available for sale securities, net of tax						(251,701)	(251,701)	(251,701)
Reclassification adjustment for available for sale securities sold in current year, net of tax						(532,978)	(532,978)	(532,978)

Total comprehensive income							$3,698,924

Allocation of ESOP shares					94,899			94,899
Retirement of stock	(1,960)	(1,960)		(32,022)				(33,982)
Cash dividends, ($ .17 per share)				(944,591)				(944,591)

Balance, September 30, 2004	5,555,419	$5,555,419	$65,780,254	$15,081,064	$	$(97,538)		$86,319,199

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (continued)
(Unaudited)

						Accumu-
					Unearned	lated Other	Compre-
	# of	Common		Undivided	Compensa-	Comprehen-	hensive
	Shares	Stock	Surplus	Profits	tion	sive Income	Income	Total

Balance, January 1, 2005	5,555,419	$5,555,419	$65,780,254	$15,391,524	$	$(925,764)		$85,801,433
Comprehensive Income:
Net income				3,351,941			$3,351,941	3,351,941
Net unrealized loss on available for sale securities, net of tax						(937,779)	(937,779)	(937,779)
Reclassification adjustment for available for sale securities sold or liquidated in current year, net of tax						234,315	234,315	234,315

Total comprehensive income							$2,648,477

Retirement of stock	(6,291)	(6,291)		(111,636)				(117,927)
Effect of retirement of stock on accrued dividends				399				399
Cash dividends, ($ .20 per share)				(1,109,826)				(1,109,826)

Balance, September 30, 2005	5,549,128	$5,549,128	$65,780,254	$17,522,402	$	$(1,629,228)		$87,222,556

See Report of Independent Registered Public Accounting Firm and Selected Notes to Condensed Consolidated Financial Statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

For The Nine Months Ended September 30,	2005	2004

Cash flows from operating activities:

Net income	$3,351,941	$4,483,603
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of available for sale securities	442,539	129,950
Gain on sales of other real estate	(366,865)	(100,750)
Gain on sale of bank premises		(1,270,697)
Depreciation and amortization	1,173,148	1,052,000
Provision for losses on loans	3,590,000	424,000
Provision for losses on other real estate	7,000	178,130
Changes in assets and liabilities:
Accrued interest receivable	(1,236,988)	345,547
Other assets	(1,340,944)	(2,819,466)
Other liabilities	(1,033,093)	1,067,285

Net cash provided by operating activities	4,586,738	3,489,602

Cash flows from investing activities:

Proceeds from maturities and calls of held to maturity securities	4,435,000	1,408,622
Investment in held to maturity securities	(39,652,078)
Proceeds from maturities, sales and calls of available for sale securities	129,641,255	112,252,864
Investment in available for sale securities	(150,083,264)	(116,758,457)
(Investment in) redemption of Federal Home Loan Bank stock	(30,900)	579,000
Loans, net	(12,120,987)	(26,140,868)
Proceeds from sale of bank premises		2,837,500
Acquisition of premises and equipment	(904,491)	(1,287,764)
Proceeds from sales of other real estate	495,000	1,074,000
Federal funds sold	(97,000,000)
Other assets	(357,524)	(343,132)

Net cash used in investing activities	$(165,577,989)	$(26,378,235)

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

For The Nine Months Ended September 30,	2005	2004

Cash flows from financing activities:
Demand and savings deposits, net increase	$125,826,713	$43,079,629
Time deposits, net increase (decrease)	(8,846,289)	2,369,544
Principal payments on notes	(1,239)	(11,153)
Cash dividends	(2,109,402)	(1,778,198)
Retirement of stock	(117,927)	(33,982)
Federal funds purchased and securities sold under agreements to repurchase	71,813,041	3,182,238
Repayments to Federal Home Loan Bank	(133,048)	(30,123,630)
Borrowings from Federal Home Loan Bank	289,158	20,254,949

Net cash provided by financing activities	186,721,007	36,939,397

Net increase in cash and cash equivalents	25,729,756	14,050,764
Cash and cash equivalents, beginning of period	32,724,625	33,861,029

Cash and cash equivalents, end of period	$58,454,381	$47,911,793

See Report of Independent Registered Public Accounting Firm and Selected Notes to Condensed Consolidated Financial Statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2005 and 2004
1. The accompanying unaudited condensed consolidated financial statements have been prepared with the accounting policies in effect as of December 31, 2004 as set forth in the Notes to the Consolidated Financial Statements of Peoples Financial Corporation and Subsidiaries (the Company). In the opinion of Management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included and are of a normal recurring nature. The accompanying unaudited condensed consolidated financial statements have been prepared also in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements include information required for interim financial statements.
2. The results of operations for the nine months ended September 30, 2005 and 2004, are not necessarily indicative of the results to be expected for the full year.
3. Per share data is based on the weighted average shares of common stock outstanding of 5,550,932 and 5,556,530 for the nine months ended September 30, 2005 and 2004, respectively.
4. At September 30, 2005 and 2004, the total recorded investment in impaired loans amounted to $351,000 and $8,173,000. The average recorded investment in impaired loans amounted to approximately $260,000 and $6,605,000 at September 30, 2005 and 2004, respectively. The amount of that recorded investment in impaired loans for which there is a related allowance for loan losses was $350,000 at September 30, 2005. The allowance for losses related to these loans amounted to approximately $30,000 at September 30, 2005. Interest not accrued on these loans amounted to $5,000 and $42,000 for the nine months ended September 30, 2005 and 2004, respectively. In compliance with a bankruptcy court order, interest in the amount of $136,000 was received and recorded as interest income relating to one impaired loan, with an average balance of $5,736,000 for the nine months ended September 30, 2004.
5. Transactions in the allowance for loan losses were as follows:

	For the Nine	For the Year	For the Nine
	Months Ended	Ended	Months Ended
	September 30,	December 31,	September 30,
	2005	2004	2004

Balance, beginning of period	$6,569,614	$6,398,694	$6,398,694
Recoveries	1,220,363	493,920	447,255
Loans charged off	(364,935)	(771,000)	(676,610)
Provision for loan losses	3,590,000	448,000	424,000

Balance, end of period	$11,015,042	$6,569,614	$6,593,339

6. The Company has defined cash and cash equivalents to include cash and due from banks. The Company paid $5,287000 and $3,600,000 for the nine months ended September 30, 2005 and 2004, respectively, and $5,044,000 for the twelve months ended December 31, 2004, for interest on deposits and borrowings. Income tax payments totaled $3,956,000 and $1,564,000 for the nine months ended September 30, 2005 and 2004, respectively, and $2,062,000 for the twelve months ended December 31, 2004. Loans transferred to other real estate amounted to $88,000 and $112,000 for the nine months ended September 30, 2005 and 2004, respectively, and $112,000 for the twelve months ended December 31, 2004.
7. Securities with gross unrealized losses at September 30, 2005, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows (in 000’s):

	Less Than Twelve
	Months		Over Twelve Months		Total
		Gross		Gross		Gross
	Fair	Unreal-	Fair	Unreal-	Fair	Unreal-
	Value	ized Loss	Value	ized Loss	Value	ized Loss

U. S. Treasury	$69,368	$(308)	$3,955	$(44)	$73,323	$(352)
U. S. Govt. Agencies	104,542	(904)	17,516	(478)	122,058	(1,382)
States and political subdivisions	3,079	(28)	3,301	(84)	6,380	(112)
FHLMC preferred stock			2,141	(934)	2,141	(934)

Total	$176,989	$(1,240)	$26,913	$(1,540)	$203,902	$(2,780)

Management evaluates securities for other-than-temporary impairment on a monthly basis. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the fact that the Company’s securities are primarily issued by U.S. Treasury and U. S. Government Agencies, the cause of the decline in value, the intent and ability of the Company to hold these securities, including those classified as available for sale, until maturity. Any sales of available for sale securities, which have been infrequent and immaterial, have been for liquidity purposes. The Company has also carefully considered the specific issues related to the valuation of the FHLMC preferred stock. As a result of these evaluations, the Company has determined that the declines summarized in the table above are not deemed to be other-than-temporary.

8. The income tax effect on the accumulated other comprehensive income was ($362,000)and ($404,000) at September 30, 2005 and 2004, respectively.
9. The Company’s bank subsidiary (the “Bank”) filed suit against USF&G in 1998 to recover damages for USF&G’s bad faith failure to defend and indemnify the Bank in connection with a lawsuit filed against the Bank in 1996. The Bank obtained legal representation from a local plaintiff’s attorney and customer (“Attorney”) on a contingent basis.
In December 2000, the case was transferred from the judge to whom it was originally assigned to a second judge (the “Judge”). The Judge had previously handled some discovery matters in the case.
The Bank had made a routine loan to the Judge in November 1998, which was guaranteed by the Attorney. The loan was repaid in February 2000 by someone other than the Judge, apparently at the request of the Attorney. Neither the Attorney nor the Judge disclosed the loan or the repayment to USF&G or its counsel.
During the course of the case, the Bank and USF&G filed competing motions for summary judgment. The Judge granted summary judgment in the Bank’s favor on the issue of liability and subsequently presided over a settlement conference in which he expressed his opinion about the value of the case in monetary terms. The case was settled on December 24, 2001, for $1.5 million.
In 2003, the Attorney, the Judge and other parties were indicted for alleged fraud, bribery, etc. involving various events, including allegations concerning the Bank v. USF&G lawsuit. Neither the Bank nor any Bank employee was indicted. Following the indictments, USF&G filed a civil action against the Attorney, the Judge and the Bank alleging fraud in connection with the outcome of the Bank v. USF&G lawsuit. The complaint demands $2.5 million in compensatory damages and $10 million in punitive damages, prejudgment interest and attorneys’ fees, etc. The USF&G v. Bank suit was stayed until 30 days following the completion of the criminal case. There has been no discovery.
The criminal case against the Attorney, the Judge and other parties concluded on August 12, 2005. No guilty verdicts were returned. The defendants received not guilty verdicts on several counts and there was no verdict (mistrial) on a number of other counts, including the Bank v. USF&G matter. On September 16, 2005, the U. S. Attorney’s office announced that it will retry the Attorney, the Judge and other parties on fraud and bribery charges related to the Bank v. USF&G matter. A tentative date of March 6, 2006 has been set for the new trial. The USF&G v. Bank suit will remain subject to the stay order until the criminal matters are concluded.
The Company understands that this litigation, as with any litigation, is inherently uncertain and it is reasonably possible that the Company may incur a loss in this matter. The Company has no reason to conclude, however, that the loss is probable and cannot reasonably estimate the amount of any possible loss. No liability for the USF&G lawsuit has been accrued. This conclusion is based on relevant legal advice, the fact that this lawsuit is in its very earliest stages with no discovery having been undertaken and the Company’s resolve to vigorously contest the case.

10. On April 29, 2005, a loan in the amount of $5,533,000, which had been classified as an impaired loan, paid off. During 2005, the Company recognized interest income of approximately $900,000, which included accrued interest previously charged-off and interest not accrued while this credit was on nonaccrual. A recovery of charged-off principal of $962,000 and the reversal of a specific reserve of $650,000 also relate to this event.
11. The Company’s trade area of Harrison, Hancock, Jackson and Stone Counties were especially affected by Hurricane Katrina. Six of the bank subsidiaries’ sixteen branches were disabled. Since August 29, four of these locations have been reopened. The negative financial impact to the Company was approximately $5,750,000 before taxes. This loss is primarily attributable to the provision of loan losses of $5,055,000, a loss on flood and wind insurance deductibles of $365,000 and loss of fee income of $190,000.
Past due loans have increased at September 30, 2005 to $27,300,000 from $4,300,000 at June 30, 2005, as a direct result of Hurricane Katrina. The Company has worked with its lending customers on specific issues and has granted a modification of terms as appropriate. Management anticipates that those loans categorized as past due will continue to be high for a period of time. While it is likely that there may be a loss of interest income in future quarters due to non-performing loans, based on information currently available the Company does not anticipate that this will result in a material impact on interest income.
12. Certain reclassifications, which had no effect on prior year net income, have been made to the prior period statements to conform to current year presentation.

Report of Independent Registered Public Accounting Firm
Board of Directors
Peoples Financial Corporation
Biloxi, Mississippi
We have reviewed the accompanying condensed consolidated balance sheets of Peoples Financial Corporation as of September 30, 2005, September 30, 2004 and December 31, 2004, and the related condensed consolidated statements of income, shareholders’ equity, and cash flows for the nine months ended September 30, 2005 and September 30, 2004. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Peoples Financial Corporation as of December 31, 2004, and the related consolidated statements of income, shareholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated January 24, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Piltz, Williams, LaRosa & Co.

PILTZ, WILLIAMS, LAROSA & CO.

November 3, 2005
Biloxi, Mississippi

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following presents Management’s discussion and analysis of the consolidated financial condition and results of operations of Peoples Financial Corporation and Subsidiaries (the Company) for the nine months ended September 30, 2005 and 2004. These comments highlight the significant events and should be considered in combination with the Condensed Consolidated Financial Statements included in this report on Form 10-Q.
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
Overview
When Hurricane Katrina hit the Mississippi Gulf Coast on August 29, 2005, it impacted the Company’s entire trade area and operations. Six of the bank subsidiary’s sixteen branch facilities were severely damaged or completely destroyed. Hurricane Katrina severely damaged the local economy. It is estimated that more than twenty thousand homes and businesses were destroyed. Much of the infrastructure, including highways and local bridges, has been disabled. The gaming and tourism industry, which plays a major role in the Gulf Coast economy and employs more than fifteen thousand workers, has been temporarily crippled.
The Company’s success in completely tied to the success of south Mississippi, and therefore Katrina has negatively impacted the earnings for 2005. Net income for the nine months ended September 30, 2005 was $3,352,000 as compared with $4,484,000 for the nine months ended September 30, 2004. The single largest effect of the hurricane is on the Company’s loan portfolio, as Management determined that a provision for loan losses of $5,055,000, or $3,355,000 net of taxes, should be recorded for the third quarter of 2005. Further information relating to the provision is presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Management is very optimistic about the recovery of the Mississippi Gulf Coast. Every day brings progress in the recovery as more businesses reopen, infrastructure is restored, and life slowly returns to normal. The Company has reopened four of its disabled branches, with plans for the last two to reopen in the coming weeks. Our disaster recovery plans were extremely effective and allowed the bank subsidiary to return to normal operations within days of the hurricane.
Peoples is doing what it does best, working closely with our customers and in our community. The Company will play a vital role as the Mississippi Gulf Coast first recovers, and then rebuilds in the coming years. With history from other challenging times as a guide, we expect that the short-term difficulties we now face will ultimately result in longer term prosperity.

The following schedule compares financial highlights for the nine months ended September 30, 2005 and 2004:

For the nine months ended September 30,	2005	2004

Net income per share	$0.60	$0.81
Book value per share	$15.72	$15.61
Return on average total assets	.66%	.99%
Return on average shareholders’ equity	5.17%	7.02%
Allowance for loan losses as a % of loans, net of unearned discount	3.16%	2.04%
Financial Condition
Federal Funds Sold
Federal funds sold were $97,000,000 at September 30, 2005. Funds available from the increase in deposits and non-deposit products have been invested in these short-term investments in the management of the Company’s liquidity position.
Held to Maturity Securities
Held to maturity securities increased $38,860,000 at September 30, 2005, as compared with September 30, 2004, as a result of the management of the Company’s liquidity position as funds available from the increase in deposits and non-deposit products have been invested in U. S. Treasury Bills and classified as held to maturity. Included in this portfolio are bonds issued by local municipalities which have been affected by Hurricane Katrina. These investments were approximately $1,800,000 at September 30, 2005. Developments, especially the ability of the issuer to continue to service the bonds, are being closely monitored with respect to these investments. At September 30, 2005, Management has determined that no provision for loss for these investments is required.
Gross unrealized gains for held to maturity securities were $140,000 and $134,000 at September 30, 2005 and 2004, respectively and there was a gross unrealized loss of $25,000 at September 30, 2005. The following schedule reflects the mix of the held to maturity investment portfolio at September 30, 2005 and 2004:

September 30,	2005		2004
	Amount	%	Amount		%

U. S. Treasury securities	$35,654,125	85%	$
States and political subdivisions	6,150,328	15%		2,944,232	100%

Totals	$41,804,453	100%		$2,944,232	100%

Available for Sale Securities
Available for sale securities decreased $18,726,000 at September 30, 2005, as compared with September 30, 2004, as the result of the management of the Company’s liquidity position, as discussed above. Included in this portfolio are bonds issued by local municipalities which have been affected by Hurricane Katrina. These investments were approximately $2,800,000 at September 30, 2005. Developments, especially the ability of the issuer to continue to service the bonds, are being closely monitored with respect to these investments. At September 30, 2005, Management has determined that no provision for loss for these investments is required.
Gross unrealized gains were $280,000 and $927,000 at September 30, 2005 and 2004, respectively, and gross unrealized losses were $2,756,000 and $1,083,000 at September 30, 2005 and 2004, respectively. The following schedule reflects the mix of available for sale securities at September 30, 2005 and 2004:

September 30,	2005		2004
	Amount	%	Amount	%

U. S. Treasury securities	$50,572,436	26%	$72,083,380	34%
U. S. Government agencies	124,059,226	65%	121,455,359	58%
States and political subdivisions	14,372,073	7%	13,571,474	6%
Other securities	2,957,297	2%	3,576,624	2%

Totals	$191,961,031	100%	$210,686,836	100%

Loans
Loans increased $22,643,000 at September 30, 2005, as compared with September 30, 2004. During 2004 and continuing to August 28, 2005, the local economy had stabilized which had resulted in increased loan demand. While the Company does expect to have some loan losses due to Hurricane Katrina, as the local economy recovers it is anticipated that loan demand will be robust.
Bank Premises and Equipment
Bank premises and equipment increased $1,128,000 at September 2005, as compared with September 30, 2004, primarily as a result of the construction of two new branch facilities during 2004 and 2005.
Accrued Interest Receivable
Accrued interest receivable increased $1,232,000 at September 30, 2005, as compared with September 30, 2004, due to an increase in interest earning assets and the rate earned on these assets.
Other Real Estate
Other real estate decreased $215,000 at September 30, 2005 as compared with September 30, 2004, due to the sale of several parcels of other real estate during the twelve months ended September 30, 2005.

Other Assets
Other assets increased $1,692,000 at September 30, 2005, as compared with September 30, 2004, primarily due to an increase in deferred income taxes of $1,900,000, which was the result of unrealized losses on available for sale securities.
Deposits
Total deposits increased $87,450,000 at September 30, 2005, as compared with September 30, 2004. Typically, significant increases or decreases in total deposits and/or significant fluctuations among the different types of deposits from quarter to quarter are anticipated by Management as customers in the casino industry and county and municipal areas reallocate their resources periodically. Since Hurricane Katrina, the Company has realized a significant increase in demand and savings deposits as municipal customers receive federal and state funding and commercial customers begin receiving insurance proceeds. As discussed above, the Company has managed its funds including planning the timing and classification of investment maturities to manage its liquidity position.
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase
Federal funds purchased and securities sold under agreements to repurchase increased $60,869,000 at September 30, 2005, as compared with September 30, 2004, as customers allocate their funds between deposits and non-deposit products.
Shareholders’ Equity and Capital Adequacy
A strong capital foundation is fundamental to the continuing prosperity of the Company and the security of its customers and shareholders. One measure of capital adequacy is the primary capital ratio which was 14.43% at September 30, 2005 as compared with 15.48% at September 30, 2004. These ratios are well above the regulatory minimum of 6.00%. Management continues to emphasize the importance of maintaining the appropriate capital levels of the Company.
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

Nine Months Ended September 30, (In thousands, except percentages)	2005	2004

Total interest income (1)	$23,254	$18,105
Total interest expense	5,310	3,694

Net interest earnings	$17,944	$14,411

Net yield on interest earning assets (2)	4.16%	3.68%

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2005 and 2004.

(2)	Interest income in 2005 included $900,000 received in 2005 for prior years. See Note 10. Net yield would have been 3.95% without this interest.

The schedule below provides an analysis of the change in total interest income and total interest expense for the nine months ended September 30, 2005 and 2004. As presented in the schedule (in 000’s), while the increase in interest earning assets has had a positive impact on earnings, the most significant effect has been from the increase in rates earned on these assets.

				Attributable To:
	For the Nine	For the Nine
	Months	Months
	Ended	Ended
	September	September	Increase
	30, 2005	30, 2004	(Decrease)	Volume	Rate	Rate/ Volume

INTEREST INCOME: (1)
Loans (2)	$16,742	$12,568	$4,174	$1,031	$2,905	$238
Federal funds sold	393	56	337	112	75	150
Held to maturity:
Taxable securities	198	19	179	297	(7)	(111)
Non-taxable securities	317	183	134	192	(28)	(30)
Available for sale:
Taxable securities	4,824	4,731	93	(39)	133	(1)
Non-taxable securities	629	370	259	191	45	23
Other securities	151	178	(27)	(39)	16	(4)

Total	$23,254	$18,105	$5,149	$1,745	$3,139	$265

INTEREST EXPENSE:
Savings and negotiable interest bearing deposits	$1,646	$1,065	$581	$(30)	$629	$(18)
Time deposits	2,065	1,549	516	(131)	707	(60)
Borrowings from FHLB	330	334	(4)	(42)	44	(6)
Federal funds purchased and securities sold under agreements to repurchase	1,269	746	523	210	244	69

Total	$5,310	$3,694	$1,616	$7	$1,624	$(15)

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2005 and 2004.

(2)	Loan fees are included in these figures. Includes nonaccrual loans.

Provision for Loan Losses
The Company continuously monitors its relationships with its loan customers, especially those in concentrated industries such as gaming and hotel/motel, and their direct and indirect impact on its operations. A thorough analysis of current economic conditions and the quality of the loan portfolio is conducted on a quarterly basis using the latest available information. These analyses are utilized in the computation of the adequacy of the allowance for loan losses. A provision is charged to income on a periodic basis to absorb potential losses based on these analyses.
During the first six months of 2005, the Company had recorded a negative provision of $1,513,000 as a result of positive events relating to the quality of the loan portfolio. As a result of Hurricane Katrina, however, Management recorded a provision for loan losses of $5,055,000 during the third quarter of 2005. This provision was determined based on established Company methodology in compliance with generally accepted accounting principles.
During the weeks after August 29, 2005, the loan portfolio was considered based on two specific criteria: commercial loans and residential loans. For commercial loans, Management evaluated potential losses for individual credits based on criteria including post-Katrina value of the collateral, existence and adequacy of insurance, and sources of repayments. Based on this evaluation and information available before the issuance of these financial statements, a provision for loan losses on commercial loans of $3,455,000 was recorded. The Company evaluated the residential portfolio as a pool of loans. This portfolio was analyzed based on the census tract in which the collateral is located. Assumptions based on this information as well as the post-Katrina value of collateral and existence and adequacy of insurance for the loans within each census tract were developed. Based on this evaluation and information available before the issuance of these financial statements, a provision of loan losses of $1,600,000 for the residential portfolio was recorded.
The allowance for loan losses is an estimate, and as such, events may occur in the future which effect its accuracy. The Company anticipates that it is probable that additional information will be gathered in the coming quarters which may require an adjustment to the allowance for loan losses. Management will continue to closely monitor its portfolio, work with individual customers and take such action as it deems appropriate to accurately report its financial condition and results of operations.
Service Charges on Deposit Accounts
Service charges on deposit accounts decreased $548,000 for the nine months ended September 30, 2005 as compared with the nine months ended September 30, 2004. The decrease is due to reduced fee income from off-site ATMs no longer under contract with the Company as well as a decrease in fees of $190,000 as a result of Hurricane Katrina.
Gain On Sale of Bank Premises
In 2004, the Company realized a gain from the sale of bank premises.
Loss on Sale of Securities
The Company realized a loss from the sale of available for sale securities during the second quarter of 2005 of $443,000. The proceeds of these sales were used to fund loan demand.

Other Income
Other income decreased $222,000 for the nine months ended September 30, 2005 as compared with the nine months ended September 30, 2004, due to the fact that the Company received proceeds of $200,000 in 2004 from life insurance policies relating to deferred compensation benefits for deceased employees.
Other Expense
Other expense decreased $135,000 for the nine months ended September 30, 2005 as compared with the nine months ended September 30, 2004. Expenses related to ATMs have decreased in 2005 versus 2004 as a result of a decrease in expenses relating to off-site ATMs no longer under contract with the Company. However, the Company realized expense of $365,000 in the third quarter of 2005 relating to insurance deductibles on disabled branch facilities.
Extraordinary Gain
An extraordinary gain of $538,000, net of taxes, was recorded as result of the PULSE EFT Association Exchange.
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
The Company carefully monitors its liquidity needs, especially relating to potentially volatile deposits. It has continued to implement these procedures since August 29, 2005, and the Company continues to encounter no problems with meeting its liquidity needs.
During the second quarter of 2005, the Company became qualified for the State of Mississippi Collateral Pool, which reduced the requirement for pledging securities for public funds from 105% to 75%. This will provide the Company with more flexibility in meeting its liquidity needs, as public funds represent a significant part of the Company’s deposit base.
Item 4: Controls and Procedures
As of September 30, 2005, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Acts Rules 13a-15(e)).
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

There were no changes in Company’s internal control over financial reporting that occurred during the period ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II
OTHER INFORMATION
Item 5 — Other Information
The Sarbanes Oxley Act of 2002 provides for, among other things, the acceleration of filing deadlines for quarterly and annual reports for companies that meet certain criteria. Based on its June 30, 2005 market capitalization, the Company has determined that it will become an accelerated filer at December 31, 2005. As a result of the impact of Hurricane Katrina on the duties and activities of Company personnel and the independent registered public accounting firm, the Company anticipates that it will likely be unable to be compliant with the reporting requirements relating to internal controls over financial reporting in a timely manner. The Company has requested relief relating to this reporting from the Securities and Exchange Commission. At the time of this filing, the Company has not received a response from the Commission for its request, specifically an extension of the filing deadline.
Item 6 — Exhibits and Reports on Form 8-K
  (a) Exhibits
Exhibit 23 Consent of Independent Registered Public Accounting Firm

Exhibit 31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. ss.1350

Exhibit 32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. ss. 1350.
  (b) Reports on Form 8-K
A Form 8-K was filed by the Company on July 11, 2005, September 29, 2005, October 14, 2005 and October 18, 2005.

SIGNATURES
Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL CORPORATION
(Registrant)

Date: November 8, 2005

By:	/s/ Chevis C. Swetman

Chevis C. Swetman
Chairman, President and Chief Executive Officer

Date: November 8, 2005

By:	/s/ Lauri A. Wood

Lauri A. Wood
Chief Financial Officer and Controller
(principal financial and accounting officer)