Form 10-K
period 2005-12-31
PEOPLES FINANCIAL CORP /MS/
filed 2006-03-16
CIK 770460

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
Commission File Number 0-30050
PEOPLES FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Mississippi	64-0709834

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification number

Lameuse and Howard Avenues, Biloxi, Mississippi	39533

(Address of principal executive offices)	(Zip code)
228-435-5511

(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12 (b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	None
Securities registered pursuant to Section 12 (g) of the Act:
Common, $1.00 Par Value

(Title of each class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Note- Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (§299.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At June 30, 2005, the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $81,000,000.
On March 1, 2006, the registrant had outstanding 5,549,128 shares of common stock, par value of $1.00 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Annual Report to Stockholders for the year ended December 31, 2005 are incorporated by reference into Parts I, II and III of this report. Portions of the Registrant’s Definitive Proxy Statement issued in connection with the Annual Meeting of Shareholders to be held April 12, 2006, are incorporated by reference into Part III of this report.

PART I
ITEM 1 — DESCRIPTION OF BUSINESS
THE REGISTRANT
Peoples Financial Corporation (the “Company”) was established as a one bank holding company on December 18, 1984. The Company is headquartered in Biloxi, Mississippi. At December 31, 2005, the Company operated in the state of Mississippi through its wholly-owned subsidiary, The Peoples Bank, Biloxi, Mississippi (“the Bank”). The Company is now engaged, through this subsidiary, in the banking business. The Bank is the Company’s principal asset and primary source of revenue.
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

The Main Office, operations center and asset management and trust services of the Bank are located in downtown Biloxi, MS. At December 31, 2005, the Bank also had fifteen (15) branches located throughout Harrison, Hancock, Jackson and Stone Counties. The Bank has automated teller machines (“ATM”) at its Main Office, all branch locations and at numerous non-proprietary locations.
At December 31, 2005, the Bank employed 203 full-time employees and 19 part-time employees.
HURRICANE KATRINA
On August 29, 2005, Hurricane Katrina hit the Mississippi Gulf Coast, negatively impacting the Company’s entire trade area. The Bank subsidiary suffered significant damage to its branch facilities and the Company has encountered numerous challenges including but not limited to extraordinary customer service needs, addressing unusual facility management issues, and dealing with potentially hazardous materials. Further information concerning the impact of Hurricane Katrina on the Company’s operations, financial condition and results of operations are presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which is on pages 5 — 9 of the 2005 Annual Report and which is incorporated herein by reference. The impact of Hurricane Katrina on reporting requirements under Section 404 of The Sarbanes-Oxley Act of 2002 is disclosed in Item 9a.
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
REGULATION AND SUPERVISION
The Company is required to file certain reports with, and otherwise comply with the rules and regulations of, the Securities and Exchange Commission under federal securities laws. The common stock of the Company is listed on the NASDAQ small market exchange, such listing subjecting the Company to compliance with the exchange’s requirements with respect to reporting and other rules and regulations. See the comments regarding The Sarbanes-Oxley Act of 2002 presented in “Management’s Discussion and Analysis” at pages 5 — 9 of the 2005 Annual Report to Shareholders, which is incorporated herein by reference.
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
SUPPLEMENTAL STATISTICAL INFORMATION
Schedules I-A through VII present certain statistical information regarding the Company. This information is not audited and should be read in conjunction with the Company’s Consolidated Financial Statements and Notes to Consolidated Financial Statements found at pages 10 — 29 of the 2005 Annual Report to Shareholders.

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
Hurricane Katrina destroyed tens of thousands of homes and businesses in the Company’s trade area, thus resulting in potential loan losses to the Bank subsidiary. An evaluation of the loan portfolio to asses the impact of Hurricane Katrina was initiated by the Company as soon as possible, in accordance with generally accepted accounting principles and established loan review polices. The comments concerning the provision for loan losses and the allowance for loan losses presented in “Management’s Discussion and Analysis” at pages 5 — 9 of the 2005 Annual Report to Shareholders and “Note A — Business and Summary of Significant Accounting Policies” at pages 15 — 29 of the 2005 Annual Report to Shareholders, are incorporated herein by reference.
RETURN ON EQUITY AND ASSETS
The information under the captions “Five-Year Comparative Summary of Selected Financial Information” on page 31 and “Management’s Discussion and Analysis” on pages 5 — 9 of the 2005 Annual Report are incorporated herein by reference.
DIVIDEND PAYOUT

	Years Ended December 31,
	2005	2004	2003

Dividend payout ratio	37.74%	33.65%	32.22%

SCHEDULE I-A
Distribution of Average Assets, Liabilities and Shareholders’ Equity for the Periods Indicated (2)

Years Ended December 31, (In thousands)	2005	2004	2003

ASSETS:
Cash and due from financial institutions	$39,162	$33,377	$34,423
Available for sale securities:
Taxable securities	181,041	189,371	189,053
Non-taxable securities	14,027	6,272	5,359
Other securities	4,446	5,088	6,454
Held to maturity securities:
Taxable securities	22,991	374	6,629
Non-taxable securities	6,253	3,162	3,619
Net loans (1)	331,404	316,638	287,504
Federal funds sold	40,323	5,825	5,685
Other assets	37,956	29,798	35,522

TOTAL ASSETS	$677,603	$589,905	$574,248

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Non-interest bearing deposits	$112,922	$62,655	$119,038
Interest bearing deposits	337,737	331,305	267,017

Total deposits	450,659	393,960	386,055
Federal funds purchased and securities sold under agreements to repurchase	122,263	95,922	87,912
Other liabilities	16,260	15,958	17,793

Total liabilities	589,182	505,840	491,760
Shareholders’ equity	88,421	84,065	82,488

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$677,603	$589,905	$574,248

(1)	Gross loans and discounts, net of unearned income and allowance for loan losses.

(2)	All averages are computed on a daily basis with the exception of deposits, which were computed on a monthly basis in 2004 and 2003. Daily averages were not available for deposits in 2004 and 2003.

SCHEDULE I-B
Average (2) Amount Outstanding for Major Categories of Interest Earning Assets
and Interest Bearing Liabilities for the Periods Indicated

Years Ended December 31, (In thousands)	2005	2004	2003

INTEREST EARNING ASSETS:
Loans (1)	$338,761	$323,190	$293,708
Federal funds sold	40,323	5,825	5,685
Available for sale securities:
Taxable securities	181,041	189,371	189,053
Non-taxable securities	14,027	6,272	5,359
Other securities	4,446	5,088	6,454
Held to maturity securities:
Taxable securities	22,991	374	6,629
Non-taxable securities	6,253	3,162	3,619

TOTAL INTEREST EARNING ASSETS	$607,842	$533,282	$510,507

INTEREST BEARING LIABILITIES:
Savings and negotiable interest bearing deposits	$223,002	$205,353	$129,799
Time deposits	114,735	125,952	137,218
Federal funds purchased and securities sold under agreements to repurchase	122,263	95,922	87,912
Other borrowed funds	7,294	8,355	10,749

TOTAL INTEREST BEARING LIABILITIES	$467,294	$435,582	$365,678

(1)	Net of unearned income. Includes nonaccrual loans.

(2)	All averages are computed on a daily basis with the exception of deposits, which were computed on a monthly basis in 2004 and 2003. Daily averages were not available for deposits in 2004 and 2003.

SCHEDULE I-C
Interest Earned or Paid on the Major Categories of Interest Earning Assets
and Interest Bearing Liabilities for the Periods Indicated

Years Ended December 31, (In thousands)	2005	2004	2003

INTEREST EARNED ON:
Loans (2)	$22,690	$17,526	$17,182
Federal funds sold	1,410	77	62
Available for sale securities:
Taxable securities	6,437	6,180	6,893
Non-taxable securities	799	559	268
Other securities	194	230	249
Held to maturity securities:
Taxable securities	808	20	311
Non-taxable securities	421	248	290

TOTAL INTEREST EARNED (1)	$32,759	$24,840	$25,255

INTEREST PAID ON:
Savings and negotiable interest bearing deposits	$2,431	$1,462	$1,489
Time deposits	2,866	2,138	2,896
Federal funds purchased and securities sold under agreements to repurchase	1,815	1,043	998
Other borrowed funds	437	447	456

TOTAL INTEREST PAID	$7,549	$5,090	$5,839

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2005, 2004 and 2003.

(2)	Loan fees of $517, $588 and $547 for 2005, 2004 and 2003, respectively, are included in these figures.

SCHEDULE I-D
Average Interest Rate Earned or Paid for Major Categories of
Interest Earning Assets and Interest Bearing Liabilities for the Periods Indicated

Years Ended December 31, (In thousands)	2005	2004	2003

AVERAGE RATE EARNED ON:
Loans	6.70%	5.42%	5.85%
Federal funds sold	3.50	1.32	1.09
Available for sale securities:
Taxable securities	3.56	3.27	3.65
Non-taxable securities	5.70	8.91	5.00
Other securities	4.36	4.52	3.86
Held to maturity securities:
Taxable securities	3.51	5.35	4.69
Non-taxable securities	6.73	7.84	8.01

TOTAL (weighted average rate) (1)	5.39%	4.66%	4.95%

AVERAGE RATE PAID ON:
Savings and negotiable interest bearing deposits	1.09%	0.71%	1.15%
Time deposits	2.50	1.70	2.11
Federal funds purchased and securities sold under agreements to repurchase	1.48	1.09	1.14
Other borrowed funds	5.99	5.36	4.24

TOTAL (weighted average rate)	1.62%	1.17%	1.60%

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2005, 2004 and 2003.

SCHEDULE I-E
Net Interest Earnings and Net Yield on Interest Earning Assets

Years Ended December 31,
(In thousands except percentages)	2005	2004	2003

Total interest income (1)	$32,759	$24,840	$25,255
Total interest expense	7,549	5,090	5,839

Net interest earnings	$25,210	$19,750	$19,416

Net yield on interest earning assets	4.15%	3.75%	3.83%

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2005, 2004 and 2003.

SCHEDULE I-F
Analysis of Changes In Interest Income and Interest Expense
(In thousands)

				Attributable to:
			Increase			Rate /
	2005	2004	(Decrease)	Volume	Rate	Volume

INTEREST INCOME:(1)
Loans (2) (3)	$22,690	$17,526	$5,164	$844	$4,121	$199
Federal funds sold	1,410	77	1,333	456	127	750
Available for sale securities:
Taxable securities	6,437	6,180	257	(272)	552	(23)
Non-taxable securities	799	559	240	691	(202)	(249)
Other securities	194	230	(36)	(29)	(8)	1
Held to maturity securities:
Taxable securities	808	20	788	1,209	(7)	(414)
Non-taxable securities	421	248	173	242	(35)	(34)

Total	$32,759	$24,840	$7,919	$3,141	$4,548	$230

INTEREST EXPENSE:
Savings and negotiable interest bearing deposits	$2,431	$1,462	$969	$126	$776	$67
Time deposits	2,866	2,138	728	(190)	1,008	(90)
Federal funds purchased and securities sold under agreements to repurchase	1,815	1,043	772	286	381	105
Other borrowed funds	437	447	(10)	(57)	54	(7)

Total	$7,549	$5,090	$2,459	$165	$2,219	$75

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2005 and 2004.

(2)	Loan fees are included in these figures.

(3)	Includes interest on nonaccrual loans.

SCHEDULE I-F (continued)
Analysis of Changes in Interest Income and Interest Expense
(In thousands)

				Attributable to:
			Increase			Rate /
	2004	2003	(Decrease)	Volume	Rate	Volume

INTEREST INCOME:(1)
Loans (2) (3)	$17,526	$17,182	$344	$1,725	$(1,255)	$(126)
Federal funds sold	77	62	15	2	12	1
Available for sale securities:
Taxable securities	6,180	6,893	(713)	12	(724)	(1)
Non-taxable securities	559	268	291	46	210	35
Other securities	230	249	(19)	(53)	43	(9)
Held to maturity securities:
Taxable securities	20	311	(291)	(293)	43	(41)
Non-taxable securities	248	290	(42)	(37)	(6)	1

Total	$24,840	$25,255	$(415)	$1,402	$(1,677)	$(140)

INTEREST EXPENSE:
Savings and negotiable interest bearing deposits	$1,462	$1,489	$(27)	$867	$(565)	$(329)
Time deposits	2,138	2,896	(758)	(238)	(567)	47
Federal funds purchased and securities sold under agreements to repurchase	1,043	998	45	91	(42)	(4)
Other borrowed funds	447	456	(9)	(102)	119	(26)

Total	$5,090	$5,839	$(749)	$618	$(1,055)	$(312)

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2004 and 2003.

(2)	Loan fees are included in these figures.

(3)	Includes interest on nonaccrual loans.

SCHEDULE II-A
Securities Portfolio
Book Value of Securities Portfolio at the Dates Indicated

December 31, (In thousands):	2005	2004		2003

Available for sale securities:
U. S. Government, agency and corporate obligations	$161,301		$156,465	$195,888
States and political subdivisions	14,150		13,383	7,267
Other securities	2,943		3,183	4,331

Total	$178,394		$173,031	$207,486

Held to maturity securities:
U. S. Government, agency and corporate obligations	$127,897	$		$1,000
States and political subdivisions	6,150		6,587	3,353

Total	$134,047		$6,587	$4,353

SCHEDULE II-B
Maturity of Securities Portfolio at December 31, 2005
And Weighted Average Yields of Such Securities

		Maturity
	(In thousands except percentage data)
			After one but		After five but
	Within one year		within five years		within ten years			After ten years
	Amount	Yield	Amount	Yield	Amount		Yield	Amount		Yield

Available for sale securities:
U. S. Government, agency and corporate obligations	$30,720	3.28%	$117,877	3.84%		$12,704	4.86%	$		N/A
States and political subdivisions	867	2.86%	4,781	3.66%		6,111	3.82%		2,391	4.47%
Other									2,943	4.36%

Totals	$31,587	3.23%	$122,658	3.83%		$18,815	4.52%		$5,334	4.41%

Held to maturity securities:
U. S. Government, agency and corporate obligations	$118,905	4.11%	$8,992	4.55%	$		N/A	$		N/A
States and political subdivisions	525	5.74%	1,610	3.86%		3,146	4.51%		869	4.53%

Totals	$119,430	4.12%	$10,602	4.46%		$3,146	4.51%		$869	4.53%

Note: The weighted average yields are calculated on the basis of cost. Average yields on investments in states and political subdivisions are based on their contractual yield.

SCHEDULE III-A
Loan Portfolio
Loans by Type Outstanding (1)

December 31, (In thousands):	2005	2004	2003	2002	2001

Real estate, construction	$20,663	$20,926	$14,896	$21,534	$25,636

Real estate, mortgage	258,573	250,676	223,246	197,478	224,524

Loans to finance agricultural production and other loans to farmers	2,795	4,251	3,980	7,375	7,241

Commercial and industrial loans	53,473	44,983	41,832	65,946	71,271

Loans to individuals for household, family and other consumer expenditures	11,812	11,387	15,252	19,522	15,068

Obligations of states and political subdivisions	1,423	1,654	2,560	3,637	3,233

All other loans	607	316	389	336	196

Totals	$349,346	$334,193	$302,155	$315,828	$347,169

(1)	No foreign debt outstanding.

SCHEDULE III-B
Maturities and Sensitivity to Changes in
Interest Rates of the Loan Portfolio as of December 31, 2005

	Maturity (In thousands)
		Over one year
	One year or	through 5
	less	years	Over 5 years	Total

Loans:

Real estate, construction	$11,074	$3,893	$5,696	$20,663

Real estate, mortgage	51,219	136,434	70,920	258,573

Loans to finance agricultural production and other loans to farmers	2,749	46		2,795

Commercial and industrial loans	30,057	22,374	1,042	53,473

Loans to individuals for household, family and other consumer expenditures	4,404	7,090	318	11,812

Obligations of states and political subdivisions	89	65	1,269	1,423

All other loans	607			607

Totals	$100,199	$169,902	$79,245	$349,346

Loans with pre-determined interest rates	$21,384	$115,504	$5,605	$142,493

Loans with floating interest rates	78,815	54,398	73,640	206,853

Totals	$100,199	$169,902	$79,245	$349,346

SCHEDULE III-C
Non-Performing Loans

December 31, (In thousands):	2005	2004	2003	2002	2001

Loans accounted for on a non-accrual basis (1)	$267	$6,164	$7,415	$6,550	$650

Loans which are contractually past due 90 or more days as to interest or principal payment, but are not included above	762	1,190	4,867	2,828	1,732

(1)  The Bank places loans on a nonaccrual status when, in the opinion of Management, they possess sufficient uncertainty as to timely collection of interest or principal so as to preclude the recognition in reported earnings of some or all of the contractual interest. See Note C to the 2005 Annual Report to Shareholders for discussion of impaired loans.

SCHEDULE IV-A
Summary of Loan Loss Expenses
(In thousands except percentage data)

	2005	2004	2003	2002	2001

Average amount of loans outstanding (1)	$338,761	$323,190	$293,708	$324,757	$358,291

Balance of allowance for loan losses at the beginning of period	$6,570	$6,399	$6,697	$5,658	$4,568

Loans charged-off:

Commercial, financial and agricultural	37	105	109	139	895

Consumer and other	525	666	1,236	1,926	1,079

Total loans charged-off	562	771	1,345	2,065	1,974

Recoveries of loans previously charged-off:

Commercial, financial and agricultural	6	49	42	64	230

Consumer and other	1,338	445	558	612	331

Total recoveries	1,344	494	600	676	561

Net loans charged-off	(782)	277	745	1,389	1,413

Provision for loan losses charged to operating expense	3,614	448	447	2,428	2,503

Balance of allowance for loan losses at end of period	$10,966	$6,570	$6,399	$6,697	$5,658

Ratio of net charge-offs during period to average loans outstanding	(0.23)%	0.09%	0.25%	0.43%	0.39%

(1)	Net of unearned income.

SCHEDULE IV-B
Allocation of the Allowance for Loan Losses

	2005		2004		2003		2002		2001

						% of
		% of		% of		Loans		% of		% of
		Loans		Loans		to		Loans		Loans
Balance at December		to Total		to Total		Total		to Total		to Total
31, ( In thousands)	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Real estate, construction	$941	5	$860	6	$658	5	$245	7	$256	7

Real estate, mortgage	7,605	74	3,496	75	3,229	74	3,770	63	4,260	65

Loans to finance agricultural production and other loans to farmers	28	1	38	1	20	1	70	2	72	2

Commercial and industrial loans	2,184	15	2,072	13	1,963	14	2,425	21	875	20

Loans to individuals for household, family and other consumer expenditures	206	3	103	3	525	4	173	5	175	4

Obligations of states and political subdivisions	-0-	1	-0-	1	-0-	1	-0-	1	-0-	1

All other loans	2	1	1	1	4	1	14	1	15	1

Unallocated	-0-	N/A	-0-	N/A	-0-	N/A	-0-	N/A	5	N/A

Totals	$10,966	100	$6,570	100	$6,399	100	$6,697	100	$5,658	100

SCHEDULE V
Summary of Average Deposits and Their Yields

	2005		2004		2003
Years Ended December 31,
(In thousands except for
percentage data)	Amount	Rate	Amount	Rate	Amount	Rate

Demand deposits in domestic offices	$112,922	N/A	$62,655	N/A	$119,038	N/A

Negotiable interest bearing deposits in domestic offices	175,686	1.17%	163,391	.70%	86,447	1.27%

Savings deposits in domestic offices	47,316	.80%	41,962	.76%	43,352	.92%

Time deposits in domestic offices	114,735	2.50%	125,952	1.70%	137,218	2.11%

Total deposits	$450,659	1.18%	$393,960	0.91%	$386,055	1.14%

Certificates of deposit outstanding in amounts $100,000 or more (in thousands) by the amount of time remaining until maturity as of December 31, 2005, are as follows:

Remaining maturity:

3 months or less	$33,225

Over 3 through 6 months	8,596

Over 6 months through 12 months	9,120

Over 12 months	352

Total	$51,293

SCHEDULE VI
Short Term Borrowings
(In thousands except percentage data)

	2005	2004	2003

Amount outstanding at December 31,	$149,268	$87,277	$95,039

Weighted average interest rate at December 31,	0.95%	1.31%	1.03%

Maximum outstanding at any month-end during year	$159,090	$104,679	$97,757

Average amount outstanding during year	$122,263	$95,922	$87,912

Weighted average interest rate	1.48%	1.09%	1.14%
Note: Short term borrowings include federal funds purchased from other banks and securities sold under agreements to repurchase.

SCHEDULE VII
Interest Sensitivity/Gap Analysis

	0 - 3	4 - 12	1 - 5	Over 5
December 31, 2005 (In thousands)	Months	Months	Years	Years	Total

ASSETS:

Loans (1)	$215,409	$12,800	$115,414	$5,456	$349,079

Available for sale securities	3,090	28,497	122,658	24,149	178,394

Held to maturity securities	61,640	57,790	10,602	4,015	134,047

Total assets	$280,139	$99,087	$248,674	$33,620	$661,520

FUNDING SOURCES:

Interest bearing deposits	$347,842	$40,019	$27,729	$	$415,590

Long-term funds	75	223	805	6,249	7,352

Total funding sources	$347,917	$40,242	$28,534	$6,249	$422,942

REPRICING/MATURITY GAP:

Period	$(67,778)	$58,845	$220,140	$27,371	$238,578

Cumulative	(67,778)	(8,933)	211,207	238,578

Period Gap/Total Assets	(10.25%)	8.90%	33.28%	4.14%

Cumulative Gap/Total Assets	(10.25%)	(1.35)%	31.93%	36.07%

(1)  Amounts stated include fixed and variable rate investments of the balance sheet that are still accruing interest. Variable rate instruments are included in the next period in which they are subject to a change in rate. The principal portions of scheduled payments on fixed rate instruments are included in periods in which they become due or mature.

ITEM 2 — PROPERTIES
The principal properties of the Company are its 16 business locations, including the Main Office, which is located at 152 Lameuse Street in Biloxi, MS. All such properties are owned by the Company, with the exception of the Pass Christian location. The branch facility which had been located at 125 Henderson Avenue in Pass Christian was completely destroyed in Hurricane Katrina. Since October 2005, the Pass Christian Branch has been located in a modular branch facility located at 129 Fleitas Avenue, which is owned by the City of Pass Christian. While public utilities and services are being restored, city property was made available to local businesses. The Company expects to rebuild a permanent branch facility in the City of Pass Christian during 2006. The address of the Main Office and branch locations are listed on page 34 of the 2005 Annual Report to Shareholders.
ITEM 3 — LEGAL PROCEEDINGS
The information included in Note L to the Consolidated Financial Statements included in the 2005 Annual Report to Shareholders is incorporated herein by reference.
ITEM 4 — SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS
None.
PART II
ITEM 5 — MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
The information provided on page 32 of the 2005 Annual Report is incorporated herein by reference.
ITEM 6 — SELECTED FINANCIAL DATA
The information under the caption “Five Year Comparative Summary of Selected Financial Information” on page 31 of the 2005 Annual Report is incorporated herein by reference.
ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 5 — 9 of the 2005 Annual Report is incorporated herein by reference.

ITEM 7a — QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The information under the caption “Quantitative and Qualitative Disclosures about Market Risk” on pages 8 — 9 of the 2005 Annual Report is incorporated herein by reference.
ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
The following consolidated financial statements of the Company and consolidated subsidiaries and the independent auditors’ report appearing on pages 10 — 30 of the 2005 Annual Report are incorporated herein by reference:
Consolidated Statements of Condition on page 10
Consolidated Statements of Income on page 11
Consolidated Statements of Shareholders’ Equity on page 12 — 13
Consolidated Statements of Cash Flows on page 14
Notes to Consolidated Financial Statements on pages 15 — 29
Report of Independent Registered Public Accounting Firm on page 30
ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9a — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of December 31, 2005, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Internal Control over Financial Reporting
The Company became an Accelerated Filer on December 31, 2005, which requires the acceleration of the filing deadlines of periodic reports as well as the application of reporting requirements under Section 404 of The Sarbanes-Oxley Act of 2002. However, due to the impact of Hurricane Katrina, the Company has been unable to complete the assessment and reporting on internal controls over financial reporting required by paragraphs (a) and (b) of Item 308 of Regulation S-K. In its Form 10-Q for the quarter ended September 30, 2005, the Company disclosed in Item 5 of Part II that it would probably be unable to be compliant with the SOX 404 reporting in a timely manner.
On March 9, 2006, the Company filed a letter application with the Securities and Exchange Commission specifically requesting an exemption from the requirement to include disclosures specified in paragraphs (a) and (b) of Item 308 of Regulation S-K in the Company’s Form 10-K for the fiscal year ended December 31, 2005, and an exemption from compliance with Rule 13a-15(c) under the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005, under authority given to the Commission by Section 12(h) of the Exchange Act. A copy of the letter application may be found at Exhibit 99.1.
On March 10, 2006, the Commission issued a Notice announcing that the Company’s application for relief had been filed. A copy of the Notice may be found at the Commission’s website, www.sec.gov. It is expected that the Notice will published in the Federal Register on or about March 16, 2006. A comment period relating to this application extends until March 30, 2006. At any time after this date, the Commission may issue an order granting the application.
There were no changes in Company’s internal control over financial reporting that occurred during the period ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9b — OTHER INFORMATION
Reports on Form 8-K:
A Report on Form 8-K was filed on December 9, 2005, for the purpose of announcing, by press release, the declaration of a semi-annual dividend and the approval of the extension of the Stock repurchase plan.
A Report on Form 8-K was filed on January 23, 2006, for the purpose of announcing, by press release, the earnings for the year ended December 31, 2005.

PART III
ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information in Sections II, VII, VIII and IX contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 12, 2006, which was filed by the Company in definitive form with the Commission on March 10, 2006, is incorporated herein by reference.
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
ITEM 11 — EXECUTIVE COMPENSATION
The information in Section V contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 12, 2006, which was filed by the Company in definitive form with the Commission on March 10, 2006, is incorporated herein by reference.
ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information in Sections III and IV contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 12, 2006, which was filed by the Company in definitive form with the Commission on March 10, 2006, is incorporated herein by reference.
ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information in Sections V, VI, VII and IX contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 12, 2006, which was filed by the Company in definitive form with the Commission on March 10, 2006, is incorporated herein by reference.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information in Section XII contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 12, 2006, which was filed by the Company in definitive form with the Commission on March 10, 2006, is incorporated herein by reference.
PART IV
ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8 — K
(a) 1. Index of Financial Statements:
     See Item 8.
(a) 2. Index of Financial Schedules:
     All other schedules have been omitted as not applicable or not required or because the information has been included in the financial statements or applicable notes.

(a) 3. Index of Exhibits:

					Exhibit
		Incorporated by			Number
		Reference to Registration	Form of	Date of	in
	Description	or file Number	Report	Report	Report

(3.1)	Articles of Incorporation	0-30050	10/a	6/21/99	3.1

(3.2)	By-Laws	0-30050	10/a	6/21/99	3.2

(10.1)	Description of Automobile Plan	0-30050	10-K	12/31/03	10.1

(10.2)	Directors’ Deferred Income Plan Agreements	0-30050	10-K	12/31/03	10.2

(10.3)	Executive Supplemental Income Plan Agreements	0-30050	10-K	12/31/03	10.3

(10.4)	Split Dollar Plan Agreements	0-30050	10-K	12/31/03	10.4

(10.5)	Deferred Compensation Plan	33-15595	10-K	12/31/93	10.5

(10.6)	Description of Stock Incentive Plan	33-15595	10-K	12/31/01	10.6

(13)	Annual Report to Shareholders for year ended December 31, 2005 * (C)

(21)	Proxy Statement for Annual Meeting of Shareholders to be held April 12, 2006

(22)	Subsidiaries of the registrant	33-15595	10-K	12/31/88	22

(23)	Consent of Independent Registered Public Accounting Firm *

(31.1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002*

(31.2)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002*

(32.1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. ss. 1350*

(32.2)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. ss. 1350*

(99.1)	Letter Application for Exemption under Authority given by Section 12(h) of the Exchange	81-00935	34-12H	3/10/06
(b) Reports on Form 8-K:

A Form 8-K was filed on December 9, 2005 and January 23, 2006.
( c) Furnished for the information of the Commission only and not deemed “filed” except for those portions which are specifically incorporated herein.

* Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL CORPORATION (Registrant)

Date: March 16, 2006

BY:	/s/ Chevis C. Swetman
Chevis C. Swetman, Chairman of the Board
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

BY:	/s/ Chevis C. Swetman

Date:	March 16, 2006

Chevis C. Swetman, Chairman, President and CEO

BY:	/s/ Drew Allen	BY:	/s/ Dan Magruder

Date:	March 10, 2006	Date:	March 10, 2006

	Drew Allen, Director		Dan Magruder, Director

BY:		BY:	/s/ Lyle M. Page

Date:		Date:	March 9, 2006

	Rex E. Kelly, Director		Lyle M. Page, Director

		BY:	/s/ Lauri A. Wood

		Date:	March 9, 2006

Lauri A. Wood, Principal Financial and Accounting Officer