Form 10-Q
period 2006-03-31
PEOPLES FINANCIAL CORP /MS/
filed 2006-05-09
CIK 770460

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Yes ☑                      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date. Peoples Financial Corporation has only one class of common stock authorized. At April 28, 2006, there were 15,000,000 shares of $1 par value common stock authorized, and 5,548,199 shares issued and outstanding.

PART I
FINANCIAL INFORMATION
PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

March 31, December 31, and March 31,	2006	2005	2005

Assets
Cash and due from banks	$73,311,721	$52,277,524	$40,077,832
Held to maturity securities, market value of $209,672,000 - March 31, 2006; $134,008,000 - December 31, 2005; $6,467,000 - March 31, 2005	209,973,869	134,046,959	6,360,990
Available for sale securities, at market value	204,959,326	178,393,652	219,288,050
Federal Home Loan Bank stock, at cost	1,089,800	1,076,600	1,410,500
Federal funds sold	23,870,000	100,340,000	23,370,000
Loans	354,706,547	349,346,340	323,074,684
Less: Allowance for loan losses	10,975,126	10,966,022	5,863,024

Loans, net	343,731,421	338,380,318	317,211,660
Bank premises and equipment, net of accumulated depreciation of $18,420,000 - March 31, 2006; $18,025,000 - December 31, 2005; and $17,604,000 - March 31, 2005	19,453,383	17,887,907	17,997,662
Other real estate	100,046	106,046	168,025
Accrued interest receivable	4,358,496	4,315,358	2,789,580
Other assets	18,973,389	18,500,668	16,961,460

Total assets	$899,821,451	$845,325,032	$645,635,759

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(Unaudited)

March 31, December 31, and March 31,	2006	2005	2005

Liabilities & Shareholders’ Equity
Liabilities:
Deposits:
Demand, non-interest bearing	$181,777,595	$176,627,048	$100,941,569
Savings and demand, interest bearing	328,235,756	301,052,887	210,313,052
Time, $100,000 or more	62,405,284	51,292,708	49,620,444
Other time deposits	65,540,357	63,244,699	65,902,392

Total deposits	637,958,992	592,217,342	426,777,457
Federal funds purchased and securities sold under agreements to repurchase	155,434,163	149,267,750	117,042,843
Borrowings from Federal Home Loan Bank	7,310,139	7,352,005	7,293,846
Other liabilities	9,314,809	8,984,804	7,830,752

Total liabilities	810,018,103	757,821,901	558,944,898
Shareholders’ Equity:
Common Stock, $1 par value, 15,000,000 shares authorized, 5,548,399, 5,549,128 and 5,552,379 shares issued and outstanding at March 31, 2006, December 31, 2005 and March 31, 2005, respectively	5,548,399	5,549,128	5,552,379
Surplus	65,780,254	65,780,254	65,780,254
Undivided profits	21,464,032	18,942,855	17,730,464
Accumulated other comprehensive income	(2,989,337)	(2,769,106)	(2,372,236)

Total shareholders’ equity	89,803,348	87,503,131	86,690,861

Total liabilities and shareholders’ equity	$899,821,451	$845,325,032	$645,635,759

See Report of Independent Registered Public Accounting Firm and Selected Notes to Condensed Consolidated Financial Statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

For the Quarters Ended March 31,	2006	2005

Interest income:
Interest and fees on loans	$6,183,077	$5,011,680
Interest and dividends on investments:
U. S. Treasury	1,828,082	414,999
U. S. Government agencies and corporations	1,758,533	946,050
States and political subdivisions	208,601	198,240
Other investments	85,974	70,842
Interest on federal funds sold	440,490	86,488

Total interest income	10,504,757	6,728,299

Interest expense:
Time deposits of $100,000 or more	483,825	237,667
Other deposits	1,734,445	817,870
Borrowings from Federal Home Loan Bank	115,866	103,394
Federal funds purchased and securities sold under agreements to repurchase	663,245	316,135

Total interest expense	2,997,381	1,475,066

Net interest income	7,507,376	5,253,233
Provision for losses on loans	35,000	(678,975)

Net interest income after provision for losses on loans	$7,472,376	$5,932,208

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Continued)
(Unaudited)

For the Quarters Ended March 31,	2006	2005

Other operating income:
Trust department income and fees	$356,017	$343,525
Service charges on deposit accounts	1,060,487	1,276,411
Other service charges, commissions and fees	74,507	73,384
Other income	179,529	243,228

Total other operating income	1,670,540	1,936,548

Other operating expense:
Salaries and employee benefits	3,033,019	2,837,957
Net occupancy	343,002	346,519
Equipment rentals, depreciation and maintenance	661,205	664,494
Other expense	1,282,248	1,314,864

Total other operating expense	5,319,474	5,163,834

Income before income taxes and extraordinary gain	3,823,442	2,704,922
Income taxes	1,289,992	771,480

Income before extraordinary gain	2,533,450	1,933,442

Extraordinary gain, net of income taxes		459,000

Net income	$2,533,450	$2,392,442

See Report of Independent Registered Public Accounting Firm and Selected Notes to Condensed Consolidated Financial Statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumu-
	# of				lated Other
	Common	Common		Undivided	Comprehensive	Comprehensive
	Shares	Stock	Surplus	Profits	Income	Income	Total

Balance, January 1, 2005	5,555,419	$5,555,419	$65,780,254	$15,391,524	$(925,764)		$85,801,433

Comprehensive Income:
Net income				2,392,442		$2,392,442	2,392,442
Net unrealized loss on available for sale securities, net of tax					(1,446,472)	(1,446,472)	(1,446,472)

Total comprehensive income						$945,970

Retirement of common stock	(3,040)	(3,040)		(53,502)			(56,542)

Balance, March 31, 2005	5,552,379	$5,552,379	$65,780,254	$17,730,464	$(2,372,236)		$86,690,861

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)
(Unaudited)

					Accumu-
	# of				lated Other
	Common	Common		Undivided	Comprehensive	Comprehensive
	Shares	Stock	Surplus	Profits	Income	Income	Total

Balance, January 1, 2006	5,549,128	$5,549,128	$65,780,254	$18,942,855	$(2,769,106)		$87,503,131
Comprehensive Income:
Net income				2,533,450		$2,533,450	2,533,450
Net unrealized loss on available for sale securities, net of tax					(220,231)	(220,231)	(220,231)

Total comprehensive income						$2,313,219

Retirement of common stock	(729)	(729)		(12,273)			(13,002)

Balance, March 31, 2006	5,548,399	$5,548,399	$65,780,254	$21,464,032	$(2,989,337)		$89,803,348

See Report of Independent Registered Public Accounting Firm and Selected Notes to Condensed Consolidated Financial Statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

For the Quarters Ended March 31,	2006	2005

Cash flows from operating activities:
Net income	$2,533,450	$2,392,442
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	369,000	429,429
Provision for losses on loans	35,000	(678,975)
Changes in assets and liabilities:
Accrued interest receivable	(43,138)	(44,345)
Other assets	(241,443)	(384,129)
Other liabilities	1,439,831	310,875

Net cash provided by operating activities	4,092,700	2,025,297

Cash flows from investing activities:
Proceeds from maturities and calls of held to maturity securities	62,000,000	226,385
Proceeds from maturities, sales and calls of available for sale securities	3,100,292	39,000,000
Investment in held to maturity securities	(137,926,910)
Investment in available for sale securities	(29,999,197)	(87,449,714)
Investment in Federal Home Loan Bank	(13,200)	(8,600)
Proceeds from sales of other real estate	6,000
Loans, net (increase) decrease	(5,386,103)	11,090,825
Acquisition of premises and equipment	(1,934,476)	(408,587)
Federal funds sold	76,470,000	(23,370,000)
Other assets	(118,278)	(137,164)

Net cash used in investing activities	$(33,801,872)	$(61,056,855)

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

For the Quarters Ended March 31,	2006	2005

Cash flows from financing activities:
Demand and savings deposits, net increase	$32,333,416	$41,261,095
Time deposits, net increase (decrease)	13,408,234	(3,675,168)
Principal payments on notes		(1,239)
Borrowings from Federal Home Loan Bank	4,600,000	127,160
Repayments to Federal Home Loan Bank	(4,641,866)	(36,284)
Retirement of common stock	(13,002)	(56,941)
Cash dividends	(1,109,826)	(999,576)
Federal funds purchased and securities sold under agreements to repurchase, net increase	6,166,413	29,765,718

Net cash provided by financing activities	50,743,369	66,384,765

Net increase in cash and cash equivalents	21,034,197	7,353,207
Cash and cash equivalents, beginning of period	52,277,524	32,724,625

Cash and cash equivalents, end of period	$73,311,721	$40,077,832

See Report of Independent Registered Public Accounting Firm and Selected Notes to Condensed Consolidated Financial Statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Quarters Ended March 31, 2006 and 2005
1. The accompanying unaudited condensed consolidated financial statements have been prepared with the accounting policies in effect as of December 31, 2005 as set forth in the Notes to the Consolidated Financial Statements of Peoples Financial Corporation and Subsidiaries (the Company). In the opinion of Management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included and are of a normal recurring nature. The accompanying unaudited consolidated financial statements have been prepared also in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
2. The results of operations for the quarter ended March 31, 2006, are not necessarily indicative of the results to be expected for the full year. Per share data is based on the weighted average shares of common stock outstanding of 5,548,609 and 5,552,801 for the quarters ended March 31, 2006 and 2005, respectively.
3. At March 31, 2006 and 2005, the total recorded investment in impaired loans amounted to $410,000 and $5,817,000, respectively. The average recorded investment in impaired loans amounted to approximately $410,000 and $5,817,000 at March 31, 2006 and 2005, respectively. The amount of that recorded investment in impaired loans for which there is a related allowance for loan losses was $410,000 at March 31, 2006. The allowance for losses related to these loans amounted to approximately $115,000 at March 31, 2006. The amount of interest not accrued on these loans amounted to approximately $5,000 and $3,000 for the quarters ended March 31, 2006 and 2005, respectively. In compliance with a bankruptcy court order, interest in the amount of $56,000 was received and recorded as interest income relating to one impaired loan, with an average balance of $5,532,796 for the quarter ended March 31, 2005.
4. Transactions in the allowance for loan losses were as follows:

	For the Quarter	For the Year	For the Quarter
	Ended March 31,	Ended December	Ended March 31,
	2006	31, 2005	2005

Balance, beginning of period	$10,966,022	$6,569,614	$6,569,614
Provision for loan losses	35,000	3,614,000	(678,975)
Recoveries	122,250	1,344,000	74,526
Loans charged off	(148,146)	(561,592)	(102,141)

Balance, end of period	$10,975,126	$10,966,022	$5,863,024

5. The Company has defined cash and cash equivalents to include cash and due from banks. The Company paid $2,747,000 and $1,430,000 for the quarters ended March 31, 2006 and 2005, respectively, for interest on deposits and borrowings. Income tax payments of $793,000 were made during the quarter ended March 31, 2005. There were no loans transferred to other real estate during the quarters ended March 31, 2006 and 2005. The income tax effect on the accumulated other comprehensive income was ($113,000) and ($745,000) at March 31, 2006 and 2005, respectively.
6. Securities with gross unrealized losses at March 31, 2006, aggregated by investment category and length of time that individual securities have been in a continuous loss position as follows (in 000’s):

	Less Than Twelve
	Months		Over Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized	Fair	Unrealized
	Fair Value	Loss	Fair Value	Loss	Value	Loss

U. S. Treasury	$157,410	$382	$22,564	$413	$179,974	$795
U. S. Govt. Agencies	127,089	887	75,191	2,286	202,280	3,173
States and political subdivisions	6,297	64	5,717	219	12,014	283
FHLMC preferred stock			2,276	799	2,276	799

Total	$290,796	$1,333	$105,748	$3,717	$396,544	$5,050

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
7. On April 29, 2005, a loan in the amount of $5,533,000, which had been classified as an impaired loan, paid off. As a result of this transaction, the related allowance for loan losses of $650,000 was reversed in the quarter ended March 31, 2005. During the quarter ended June 30, 2005, the Company recognized interest income of approximately $900,000, which included accrued interest previously charged-off and interest not accrued while this credit was on nonaccrual.

8. Certain reclassifications, which had no effect on prior year net income, have been made to prior period statements to conform to current year presentation.

Report of Independent Registered Public Accounting Firm
Board of Directors
Peoples Financial Corporation
Biloxi, Mississippi
We have reviewed the accompanying condensed consolidated balance sheets of Peoples Financial Corporation as of March 31, 2006, March 31, 2005 and December 31, 2005, and the related condensed consolidated statements of income, shareholders’ equity, and cash flows for the three months ended March 31, 2006 and March 31, 2005. These financial statements are the responsibility of the company’s management.
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
We have previously audited, in accordance with standards of The Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Peoples Financial Corporation as of December 31, 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated January 25, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Piltz, Williams, LaRosa & Co.
PILTZ, WILLIAMS, LAROSA & Co.
May 1, 2006
Biloxi, Mississippi

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following presents Management’s discussion and analysis of the consolidated financial condition and results of operations of Peoples Financial Corporation and Subsidiaries (the Company) for the quarters ended March 31, 2006 and 2005. These comments highlight the significant events and should be considered in combination with the Condensed Consolidated Financial Statements included in this report on Form 10-Q.
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
Overview
During the first quarter of 2006, net income was $2,533,000, as compared with $2,392,000 for the first quarter of 2005. Total assets reached $900,000,000 at March 31, 2006, with investments increasing 83% and total deposits increasing 50% at March 31, 2006 as compared with March 31, 2005. Earnings for the first quarter of 2006 included primarily income from operations, with net interest income increasing from $5,253,000 for the first quarter of 2005 to $7,507,000 for the first quarter of 2006. Earnings for the first quarter of 2005 included extraordinary income of $459,000, net of taxes, as a result of the PULSE EFT Association Exchange and a negative provision for losses on loans of $448,000, net of taxes.
During the first quarter of 2006, the Company continued its post-Katrina recovery efforts. Management has maintained its efforts in evaluating its loan portfolio, especially with respect to potential losses on loans as a result of the impact of Hurricane Katrina. See Provision for Loan Losses for further discussion of potential losses from Hurricane Katrina. Construction at our damaged D’Iberville facility was completed and branch operations were restored in the permanent branch facility in February. Renovation of the upper floors at our Downtown Gulfport facility continues to make progress.
Below are the financial highlights for the quarters ended March 31, 2006 and 2005:

For the quarters ended March 31,	2006	2005

Net income per share	$.46	$.43
Book value per share	$16.19	$15.61
Return on average total assets	1.15%	1.55%
Return on average shareholders’ equity	8.85%	11.12%
Allowance for loan losses as a % of loans, net of unearned discount	3.09%	1.81%

Financial Condition
Held to Maturity Securities
Held to maturity securities increased $203,613,000 at March 31, 2006, compared with March 31, 2005, as a result of the management of the Company’s liquidity position as funds available from the increase in deposits and non-deposit products have been largely invested in U. S. Treasury and U. S. Government Agency securities and classified as Held to Maturity. The Company continues to monitor its investment in bonds issued by municipalities which have been affected by Hurricane Katrina. At March 31, 2006, Management has determined that no provision for loss on these investments is required. Gross unrealized gains for held to maturity securities were $78,000 and $132,000 at March 31, 2006 and 2005, respectively. Gross unrealized losses for held to maturity securities were $380,000 and $26,000 at March 31, 2006 and 2005, respectively. The following schedule reflects the mix of the held to maturity investment portfolio at March 31, 2006 and 2005:

March 31,	2006		2005
	Amount	%	Amount		%

U. S. Treasury	$134,819,398	64%	$
U. S. Government agencies	69,000,000	33%
State and political subdivisions	6,154,471	3%		6,360,990	100%

Totals	$209,973,869	100%		$6,360,990	100%

Available for Sale Securities
Available for sale securities decreased $14,329,000 at March 31, 2006, compared with March 31, 2005, in the management of the Company’s liquidity position as discussed above. The Company continues to monitor its investment in bonds issued by municipalities which have been affected by Hurricane Katrina. At March 31, 2006, Management has determined that no provision for loss on these investments is required. Gross unrealized gains were $140,000 and $222,000 and gross unrealized losses were $4,670,000 and $3,822,000 at March 31, 2006 and 2005, respectively. The following schedule reflects the mix of available for sale securities at March 31, 2006 and 2005:

March 31,	2006		2005
	Amount	%	Amount	%

U. S. Treasury	$47,320,217	23%	$88,118,024	40%
U. S. Government agencies	140,451,521	69%	114,165,651	52%
State and political subdivisions	14,095,381	7%	13,909,480	6%
Other securities	3,092,207	1%	3,094,895	2%

Totals	$204,959,326	100%	$219,288,050	100%

Federal Funds Sold
Federal funds sold were $23,870,000 at March 31, 2006, as a direct result of the management of the bank subsidiary’s liquidity position. Funds available from the increase in deposits and non-deposit products have been invested in these short-term investments in the management of the Company’s liquidity position.
Loans
Loans increased $31,632,000 at March 31, 2006, as compared with March 31, 2005. During the first seven months of 2005, the local economy had stabilized which had resulted in increased loan demand for the bank subsidiary. While the Company has experienced higher than normal loan payoffs since Hurricane Katrina as customers receive insurance proceeds and funds from other sources, it is anticipated that loan demand will be robust in 2006 as the local economy recovers.
Bank Premises and Equipment
Bank premises and equipment increased $1,456,000 at March 31, 2006, as compared with March 31, 2005, as a result of renovations to damaged bank premises and the replacement of furniture, fixtures and equipment as a result of Hurricane Katrina.
Deposits
Total deposits increased $211,182,000 at March 31, 2006, as compared with March 31, 2005. Typically, significant increases or decreases in total deposits and/or significant fluctuations among the different types of deposits from quarter to quarter are anticipated by Management as customers in the casino industry and county and municipal areas reallocate their resources periodically. Since Hurricane Katrina, the Company has realized a significant increase in demand and savings deposits as municipal customers receive federal and state funding and commercial and personal customers begin receiving insurance proceeds, SBA loans and other forms of assistance. Based on previous post-hurricane experience and expectations with respect to the time frame for reconstruction, the Company anticipates that deposits will continue at or near their present level throughout the remaining quarters of 2006.
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase
Federal funds purchased and securities sold under agreements to repurchase increased $38,391,000 at March 31, 2006, as compared with March 31, 2005, as the result of the reallocation of funds by certain customers between deposit products and non-deposit products.
Other Liabilities
Other liabilities increased $1,484,000 at March 31, 2006, as compared with March 31, 2005, as a result of accrued income taxes at March 31, 2006.

Shareholders’ Equity and Capital Adequacy
Strength, security and stability have been the hallmark of the Company since its founding in 1985 and of its bank subsidiary since its founding in 1896. A strong capital foundation is fundamental to the continuing prosperity of the Company and the security of its customers and shareholders. One measure of capital adequacy is the primary capital ratio which was 11.41% at March 31, 2006, as compared with 15.01% at March 31, 2005. These ratios are well above the regulatory minimum of 6.00%. Management continues to emphasize the importance of maintaining the appropriate capital levels of the Company. The decrease at March 31, 2006 is directly related to the increase in total assets in the last two quarters and does not indicate a weakening of the Company’s capital position.
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
Net Interest Earnings and Net Yield on Interest Earning Assets

Quarters Ended March 31, (In
thousands, except percentages)	2006	2005

Total interest income (1)	$10,612	$6,830
Total interest expense	2,997	1,475

Net interest earnings	$7,615	$5,355

Net yield on interest earning assets	4.01%	3.97%

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2006 and 2005.
The schedule on page 18 provides an analysis of the change in total interest income and total interest expense for the quarters ended March 31, 2006 and 2005. Changes in interest income are attributable to positive changes in volume and interest rates related to interest-earning assets, particularly held to maturity securities. While impacted by volume, the changes in interest expense were more significantly impacted by the increase in the cost of funds during the last three quarters.

Analysis of Changes in Interest Income and Interest Expense
(In Thousands)

				Attributable To:
	For the	For the
	Quarter	Quarter
	Ended	Ended
	March 31,	March 31,	Increase			Rate/
	2006	2005	(Decrease)	Volume	Rate	Volume

INTEREST INCOME: (1)
Loans (2) (3)	$6,183	$5,012	$1,171	$196	$939	$36
Federal funds sold	440	86	354	163	66	125
Held to maturity:
Taxable	1,953		1,953	1,953
Non-taxable	110	98	12	(5)	18	(1)
Available for sale:
Taxable	1,634	1,361	273	29	239	5
Non-taxable	206	202	4	10	(5)	(1)
Other	86	71	15	(9)	27	(3)

Total	$10,612	$6,830	$3,782	$2,337	$1,284	$161

INTEREST EXPENSE:
Savings and demand, interest bearing	$1,262	$445	$817	$257	$355	$205
Time deposits	956	611	345	27	304	14
Federal funds purchased and securities sold under agreements to repurchase	663	316	347	100	187	60
Borrowings from FHLB	116	103	13	12	1

Total	$2,997	$1,475	$1,522	$396	$847	$279

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2006 and 2005.

(2)	Loan fees are included in these figures.

(3)	Includes nonaccrual loans.

Provision for Loan Losses
Management continuously monitors the Company’s relationships with its loan customers, especially those in concentrated industries such as gaming and hotel/motel, and their direct and indirect impact on its operations. A thorough analysis of current economic conditions and the quality of the loan portfolio are conducted on a quarterly basis. These analyses are utilized in the computation of the adequacy of the allowance for loan losses. Based on these analyses and with special emphasis on the impact of Hurricane Katrina on the loan portfolio and underlying collateral, the Company recorded a provision of $35,000 during the first quarter of 2006. The Company will continue to closely monitor its portfolio throughout 2006, especially as information concerning the ability of residential customers to service their debt, is gathered in the remaining quarters of 2006. The Company will adjust its reserve for loan losses, as deemed necessary based on its evaluations, in 2006.
Service Charges on Deposit Accounts
Service charges on deposit accounts decreased $216,000 for the quarter ended March 31, 2006, as compared with the quarter ended March 31, 2005, as a result of a decrease in fee income from off-site ATMs no longer under contract with the Company and a decrease in fees as a result of Hurricane Katrina.
Salaries and Employee Benefits
Salaries and employee benefits increased $195,000 for the quarter ended March 31, 2006, as compared with the quarter ended March 31, 2005, as a result of an increase in health insurance costs and 2005 bonuses paid in 2006.
Extraordinary Gain
An extraordinary gain of $459,000, net of taxes, was recorded in 2005 as a result of the PULSE EFT Association Exchange.
LIQUIDITY
Liquidity represents the Company’s ability to adequately provide funds to satisfy demands from depositors, borrowers and other commitments by either converting assets to cash or accessing new or existing sources of funds. Management monitors these funds requirements in such a manner as to satisfy these demands and provide the maximum earnings on its earning assets. Deposits, payments of principal and interest on loans, proceeds from maturities of investment securities and earnings on investment securities are the principal sources of funds for the Company. Since Hurricane Katrina, the Company’s deposits and non-deposit accounts have increased significantly as discussed previously. Management carefully monitors its liquidity needs, particularly relating to these potentially volatile deposits. The Company is currently investing in short-term U. S. Treasury and Agency Securities. It is anticipated that loan demand will be funded in future quarters from the maturity of these investments.

Item 4: Controls and Procedures
As of March 31, 2006, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There were no changes in the Company’s internal control over financial reporting that occurred during the period ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II
OTHER INFORMATION
Item 4 — Submission of Matters to a Vote of Security Holders
(a) The Annual Meeting of Shareholders of the Company was held on April 12, 2006.
(b) The following five directors were elected at the meeting to hold office for a term of one year:

	Approve	Disapprove

Drew Allen	4,256,879.000	226,338.000
Rex E. Kelly	4,251,541.000	226,338.000
Dan Magruder	4,256,879.000	226,338.000
Lyle M. Page	4,256,962.000	226,338.000
Chevis C. Swetman	4,256,962.000	226,338.000
Of the 5,549,128 shares outstanding and eligible to vote on April 12, shares not voted amounted to 1,063,393 and there were 3,552 abstentions.
Item 5 — Other Information
(a) In Section VIII of its Proxy Statement filed as Definitive Form 14a with the Securities and Exchange Commission on March 10, 2006, the Company stated that it believed that during 2005 its officers, directors and greater than 10 percent beneficial owners had complied with all filing requirements under Section 16 of the Securities Exchange Act of 1934. Subsequent to this filing, the Company was notified by Director Drew Allen that he purchased 600 shares of Company common stock for a total purchase price of $11,538 on May 13, 2005, and that the transaction had not been reported. This transaction was reported on Form 5 with the Commission on April 6, 2006.
(b) As reported in its Form 10-K which was filed with the Commission on March 16, 2006, the Company filed a request for exemptive relief under Section 12(h) of the Securities Exchange Act of 1934. On March 10, 2006, the Commission issued a Notice announcing our request. During the comment period, which expired on March 30, 2006, the Commission received no comments concerning this request. On March 31, 2006, the Commission issued an Order granting relief to the Company for reporting under paragraphs (a) and (b) of Item 308 of Regulation S-K and the requirements under Rule 13a-15(c) of the Exchange Act. The effect of the Order is that the Company will not be required to be compliant with the SOX 404 reporting requirements until December 31, 2006.
(c) The Company was notified by its independent accountants, Piltz, Williams, LaRosa & Co., on April 26, 2006, of their intention to withdraw as the auditors for 2006. The firm is withdrawing as a result of the resignation of the partner assigned to the Company’s engagement in order to pursue other career opportunities and does not reflect any disagreements or other negative issues with the Company. This event was reported in Form 8-K which was filed with the Commission on May 2, 2006.
(d) On January 25, 2006, the Board of Directors appointed the following officers of the Company:

President and CEO	Chevis C. Swetman
Executive Vice President	A. Wes Fulmer
First Vice President	Thomas J. Sliman
Second Vice President	Jeannette E. Romero
Vice President	Robert M. Tucei
Vice President and Secretary	Ann F. Guice
Chief Financial Officer	Lauri A. Wood
Item 6 — Exhibits and Reports on Form 8-K
(a) Exhibits

Exhibit 23:	Consent of Independent Registered Public Accounting Firm

Exhibit 31.1:	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

Exhibit 31.2:	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

Exhibit 32.1:	Certification of Chief Executive Officer Pursuant to 18 U.S.C. ss. 1350

Exhibit 32.2:	Certification of Chief Financial Officer Pursuant to 18 U.S.C. ss. 1350
(b) Reports on Form 8-K
A Form 8-K was filed on January 23, 2006, April 12, 2006 and May 2, 2006.

SIGNATURES
Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL CORPORATION
(Registrant)

Date: May 5, 2006

By:	/s/ Chevis C. Swetman

Chevis C. Swetman
Chairman, President and Chief Executive Officer

Date: May 5, 2006

By:	/s/ Lauri A. Wood

Lauri A. Wood
Chief Financial Officer and Controller
(principal financial and accounting officer)