Form 10-Q
period 2006-06-30
PEOPLES FINANCIAL CORP /MS/
filed 2006-08-09
CIK 770460

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one:)
Large Accelerated filer  ☐     Accelerated filer  ☑     Non-Accelerated filer  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date. Peoples Financial Corporation has only one class of common stock authorized. At July 31, 2006, there were 15,000,000 shares of $1 par value common stock authorized, and 5,548,199 shares issued and outstanding.

PART I
FINANCIAL INFORMATION
PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

June 30, December 31, and June 30,	2006	2005	2005

Assets

Cash and due from banks	$59,876,184	$52,277,524	$48,591,842

Federal funds sold	1,680,000	100,340,000	463,000

Held to maturity securities, market value of $132,253,000 — June 30, 2006; $134,008,000 — December 31, 2005; $16,168,000 — June 30, 2005	132,596,937	134,046,959	16,040,105

Available for sale securities, at market value	249,120,369	178,393,652	219,299,017

Federal Home Loan Bank stock, at cost	1,101,700	1,076,600	1,420,700

Loans	401,010,495	349,346,340	347,500,920

Less: Allowance for loan losses	11,042,833	10,966,022	5,935,578

Loans, net	389,967,662	338,380,318	341,565,342

Bank premises and equipment, net of accumulated depreciation of $18,809,000 — June 30, 2006; $18,025,000 — December 31, 2005; and $17,958,000 — June 30, 2005	18,340,033	17,887,907	17,815,976

Other real estate	59,446	106,046	32,957

Accrued interest receivable	6,062,262	4,315,358	3,282,548

Other assets	19,777,107	18,500,668	16,444,086

Total assets	$878,581,700	$845,325,032	$664,955,573

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(Unaudited)

June 30, December 31, and June 30,	2006	2005	2005

Liabilities & Shareholders’ Equity

Liabilities:

Deposits:

Demand, non-interest bearing	$167,165,370	$176,627,048	$109,450,024

Savings and demand, interest bearing	296,176,398	301,052,887	198,019,041

Time, $100,000 or more	97,394,708	51,292,708	58,050,425

Other time deposits	62,255,783	63,244,699	63,470,625

Total deposits	622,992,259	592,217,342	428,990,115

Federal funds purchased and securities sold under agreements to repurchase	148,593,191	149,267,750	130,999,465

Borrowings from Federal Home Loan Bank	7,339,841	7,352,005	7,305,600

Other liabilities	9,436,224	8,984,804	8,281,500

Total liabilities	788,361,515	757,821,901	575,576,680

Shareholders’ Equity:

Common Stock, $1 par value, 15,000,000 shares authorized, 5,548,199, 5,549,128 and 5,549,688 shares issued and outstanding at June 30, 2006, December 31, 2005 and June 30, 2005, respectively	5,548,199	5,549,128	5,549,688

Surplus	65,780,254	65,780,254	65,780,254

Undivided profits	22,851,882	18,942,855	19,299,490

Accumulated other comprehensive income	(3,960,150)	(2,769,106)	(1,250,539)

Total shareholders’ equity	90,220,185	87,503,131	89,378,893

Total liabilities and shareholders’ equity	$878,581,700	$845,325,032	$664,955,573

See Report of Independent Registered Public Accounting Firm and Selected Notes to Condensed Consolidated Financial Statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Quarters Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005

Interest income:

Interest and fees on loans	$6,871,406	$6,069,161	$13,054,483	$11,080,841

Interest and dividends on investments:

U. S. Treasury	1,495,269	638,668	3,323,351	1,053,667

U. S. Government agencies and corporations	2,774,493	1,149,619	4,533,026	2,095,669

States and political subdivisions	208,790	211,229	417,391	409,469

Other investments	39,845	64,441	125,819	135,283

Interest on federal funds sold	98,866	86,448	539,356	172,936

Total interest income	11,488,669	8,219,566	21,993,426	14,947,865

Interest expense:

Time deposits of $100,000 or more	741,919	270,872	1,225,744	508,539

Other deposits	1,877,739	929,243	3,612,184	1,747,113

Borrowings from Federal Home Loan Bank	126,525	117,546	242,391	220,940

Federal funds purchased and securities sold under agreements to repurchase	1,237,760	433,747	1,901,005	749,882

Total interest expense	3,983,943	1,751,408	6,981,324	3,226,474

Net interest income	7,504,726	6,468,158	15,012,102	11,721,391

Provision for losses on loans	42,000	(834,025)	77,000	(1,513,000)

Net interest income after provision for losses on loans	$7,462,726	$7,302,183	$14,935,102	$13,234,391

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Continued)
(Unaudited)

	For the Quarters Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005

Other operating income:

Trust department income and fees	$374,221	$370,766	$730,238	$714,291

Service charges on deposit accounts	1,244,781	1,449,698	2,305,268	2,726,109

Other service charges, commissions and fees	76,367	90,983	150,874	164,367

Loss on sale of securities		(442,539)		(442,539)

Other income	452,582	231,341	632,111	474,569

Total other operating income	2,147,951	1,700,249	3,818,491	3,636,797

Other operating expense:

Salaries and employee benefits	3,105,195	2,817,894	6,138,214	5,655,851

Net occupancy	762,230	349,461	1,105,232	695,980

Equipment rentals, depreciation and maintenance	689,064	677,114	1,350,269	1,341,608

Other expense	1,077,759	1,193,539	2,360,007	2,508,403

Total other operating expense	5,634,248	5,038,008	10,953,722	10,201,842

Income before income taxes and extraordinary gain	3,976,429	3,964,424	7,799,871	6,669,346

Income taxes	1,420,008	1,316,520	2,710,000	2,088,000

Income before extraordinary gain	2,556,421	2,647,904	5,089,871	4,581,346

Extraordinary gain, net of income taxes		79,000		538,000

Net income	$2,556,421	$2,726,904	$5,089,871	$5,119,346

See Report of Independent Registered Public Accounting Firm and Selected Notes to Condensed Consolidated Financial Statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumulated
					Other
					Compre-
	# of Common	Common		Undivided	hensive	Comprehen-
	Shares	Stock	Surplus	Profits	Income	sive Income	Total

Balance, January 1, 2005	5,555,419	$5,555,419	$65,780,254	$15,391,524	$(925,764)		$85,801,433

Comprehensive income:

Net income				5,119,346		$5,119,346	5,119,346

Net unrealized loss on available for sale securities, net of tax					(559,090)	(559,090)	(559,090)

Reclassification adjustment for available for sale securities called or sold in the current year, net of tax					234,315	234,315	234,315

Total comprehensive income						$4,794,571

Retirement of common stock	(5,731)	(5,731)		(101,841)			(107,572)

Effect of stock retirement on accrued dividends				399			399

Dividend declared ($.20 per share)				(1,109,938)			(1,109,938)

Balance, June 30, 2005	5,549,688	$5,549,688	$65,780,254	$19,299,490	$(1,250,539)		$89,378,893

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)
(Unaudited)

					Accumulated
					Other Compre-
	# of Common	Common		Undivided	hensive	Comprehen-
	Shares	Stock	Surplus	Profits	Income	sive Income	Total

Balance, January 1, 2006	5,549,128	$5,549,128	$65,780,254	$18,942,855	$(2,769,106)		$87,503,131

Comprehensive Income:

Net income				5,089,871		$5,089,871	5,089,871

Net unrealized loss on available for sale securities, net of tax					(1,191,044)	(1,191,044)	(1,191,044)

Total comprehensive income						$3,898,827

Retirement of common stock	(929)	(929)		(15,722)			(16,651)

Dividend declared ($.21 per share)				(1,165,122)			(1,165,122)

Balance, June 30, 2006	5,548,199	$5,548,199	$65,780,254	$22,851,882	$(3,960,150)		$90,220,185

See Report of Independent Registered Public Accounting Firm and Selected Notes to Condensed Consolidated Financial Statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

For the Six Months Ended June 30,	2006	2005

Cash flows from operating activities:

Net income	$5,089,871	$5,119,346

Adjustments to reconcile net income to net cash provided by operating activities:

Loss on sales of securities		442,539

Gain on sales of other real estate	(150,000)	(246,866)

Depreciation	758,000	828,760

Provision for losses on loans	77,000	(1,513,000)

Provision for losses on other real estate		7,000

Changes in assets and liabilities:

Accrued interest receivable	(1,746,904)	(537,313)

Other assets	(224,154)	(424,431)

Other liabilities	246,123	(229,337)

Net cash provided by operating activities	4,049,936	3,446,698

Cash flows from investing activities:

Proceeds from maturities and calls of held to maturity securities	153,170,000	435,000

Proceeds from maturities, sales and calls of available for sale securities	8,110,292	88,641,255

Investment in held to maturity securities	(151,719,978)	(9,887,530)

Investment in available for sale securities	(80,634,652)	(135,845,156)

Investment in Federal Home Loan Bank	(25,100)	(18,800)

Proceeds from sales of other real estate	238,000	375,000

Loans, net increase	(51,705,744)	(12,428,832)

Acquisition of premises and equipment	(1,210,126)	(626,232)

Federal funds sold	98,660,000	(463,000)

Other assets	(295,685)	(276,354)

Net cash used in investing activities	(25,412,993)	(70,094,649)

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

For the Six Months Ended June 30,	2006	2005

Cash flows from financing activities:

Demand and savings deposits, net increase (decrease)	$(14,338,167)	$37,475,539

Time deposits, net increase	45,113,084	2,323,046

Principal payments on notes		(1,239)

Borrowings from Federal Home Loan Bank	10,607,443	177,769

Repayments to Federal Home Loan Bank	(10,619,607)	(75,139)

Retirement of common stock	(16,651)	(107,572)

Cash dividends	(1,109,826)	(999,576)

Federal funds purchased and securities sold under agreements to repurchase, net increase (decrease)	(674,559)	43,722,340

Net cash provided by financing activities	28,961,717	82,515,168

Net increase in cash and cash equivalents	7,598,660	15,867,217

Cash and cash equivalents, beginning of period	52,277,524	32,724,625

Cash and cash equivalents, end of period	$59,876,184	$48,591,842

See Report of Independent Registered Public Accounting Firm and Selected Notes to Condensed Consolidated Financial Statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
SELECTED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2006 and 2005
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
2. The results of operations for the six months ended June 30, 2006, are not necessarily indicative of the results to be expected for the full year. Per share data is based on the weighted average shares of common stock outstanding of 5,548,403 and 5,551,781 for the six months ended June 30, 2006 and 2005, respectively.
3. At June 30, 2006 and 2005, the total recorded investment in impaired loans amounted to $451,000 and $443,000, respectively. The average recorded investment in impaired loans amounted to approximately $453,000 and $445,000 at June 30, 2006 and 2005, respectively. The amount of that recorded investment in impaired loans for which there is a related allowance for loan losses was $451,000 at June 30, 2006. The allowance for losses related to these loans amounted to approximately $289,000 at June 30, 2006. The amount of interest not accrued on these loans amounted to approximately $10,000 and $11,000 for the six months ended June 30, 2006 and 2005, respectively.
4. Transactions in the allowance for loan losses were as follows:

	For the Six	For the Year	For the Six
	Months Ended	Ended December	Months Ended
	June 30, 2006	31, 2005	June 30, 2005

Balance, beginning of period	$10,966,022	$6,569,614	$6,569,614

Provision for loan losses	77,000	3,614,000	(1,513,000)

Recoveries	227,700	1,344,000	1,117,406

Loans charged off	(227,889)	(561,592)	(238,442)

Balance, end of period	$11,042,833	$10,966,022	$5,935,578

5. The Company has defined cash and cash equivalents to include cash and due from banks. The Company paid $6,873,000 and $3,226,000 for the six months ended June 30, 2006 and 2005, respectively, and $7,390,000 for the twelve months ended December 31, 2005, for interest on deposits and borrowings. Income tax payments of $2,855,000 and $2,943,000 were made during the six months ended June 30, 2006 and 2005, respectively, and $4,856,000 for the twelve months ended December 31, 2005. Loans transferred to other real estate amounted to $41,000 for the six months ended June 30, 2006 and $88,000 for the twelve months ended December 31, 2005. The income tax effect on the accumulated other comprehensive income was $(614,000) and $(167,000) at June 30, 2006 and 2005, respectively.
6. Securities with gross unrealized losses at June 30, 2006, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows (in 000’s):

	Less Than Twelve
	Months		Over Twelve Months		Total
		Gross		Gross		Gross
		Unreal-		Unreal-		Unreal-
	Fair Value	ized Loss	Fair Value	ized Loss	Fair Value	ized loss

U. S. Treasury	$77,273	$438	$19,546	$434	$96,819	$872

U. S. Govt. Agencies	170,851	1,503	84,495	2,974	255,346	4,477

States and political subdivisions	8,896	200	5,872	286	14,768	486

FHLMC preferred stock			2,429	646	2,429	646

Total	$257,020	$2,141	$112,342	$4,340	$369,362	$6,481

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

Report of Independent Registered Public Accounting Firm
Board of Directors
Peoples Financial Corporation
Biloxi, Mississippi
We have reviewed the accompanying condensed consolidated balance sheets of Peoples Financial Corporation as of June 30, 2006, June 30, 2005 and December 31, 2005, and the related condensed consolidated statements of income, shareholder’s equity, and cash flows for the six months ended June 30, 2006 and June 30, 2005. These interim financial statements are the responsibility of the company’s management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Peoples Financial Corporation as of December 31, 2005, and the related consolidated statements of income, shareholder’s equity, and cash flows for the year then ended (not presented herein); and in our report dated January 24, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
Piltz, Williams, LaRosa & Company
Biloxi, Mississippi
August 1, 2006

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following presents Management’s discussion and analysis of the consolidated financial condition and results of operations of Peoples Financial Corporation and Subsidiaries (the Company) for the six months ended June 30, 2006 and 2005. These comments highlight the significant events and should be considered in combination with the Condensed Consolidated Financial Statements included in this report on Form 10-Q.
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
Overview
During the first six months of 2006, net income was $5,090,000, as compared with $5,119,000 for the first six months of 2005. Total assets reached $879,000,000 at June 30, 2006, with investments increasing 62% and total deposits increasing 45% at June 30, 2006 as compared with June 30, 2005. Earnings for the first six months of 2006 included primarily income from operations, with net interest income increasing from $11,721,000 for the first six months of 2005 to $15,012,000 for the first six months of 2006. Earnings for the first six months of 2005 included the following non-recurring items: income of $538,000, net of taxes, as a result of the PULSE EFT Association Exchange, a negative provision for losses on loans of $999,000, net of taxes, and a loss on the sale of securities of $292,000, net of taxes.
During the first six months of 2006, the Company continued its post-Katrina recovery efforts. Construction at our damaged D’Iberville, Bay St. Louis and Downtown Gulfport branch facilities has been completed. Management has maintained its efforts in evaluating its loan portfolio, especially with respect to potential losses on loans as a result of the impact of Hurricane Katrina. See Provision for Loan Losses for further discussion of potential losses from Katrina. The Company also continues to refine its disaster recovery plans to ensure that we are able to recover our operations and continue to serve our customers in the event of any disaster scenario.
The following compares financial highlights for the six months ended June 30, 2006 and 2005:

For the six months ended June 30,	2006	2005

Net income per share	$.92	$.92

Book value per share	$16.26	$16.11

Return on average total assets	1.17%	1.63%

Allowance for loan losses as a % of loans, net of unearned discount	2.75%	1.71%

Financial Condition
Held to Maturity Securities
Held to maturity securities increased $116,557,000 at June 30, 2006, compared with June 30, 2005, as a result of the management of the Company’s liquidity position. Funds available from the increase in deposits and non-deposit products have been largely invested in U. S. Treasury and U. S. Government Agency securities and classified as held to maturity. The Company continues to monitor its investment in bonds issued by municipalities which have been affected by Hurricane Katrina. At June 30, 2006, Management has determined that no provision for loss on these investments is required. Gross unrealized gains for held to maturity securities were $50,000 and $145,000 at June 30, 2006 and 2005, respectively. Gross unrealized losses were $394,000 and $17,000 at June 30, 2006 and 2005, respectively. The following schedule reflects the mix of the held to maturity investment portfolio at June 30, 2006 and 2005:

June 30,	2006		2005
	Amount	%	Amount	%

U. S. Treasury	$58,607,734	44%	$9,889,402	62%

U. S. Government agencies	68,000,000	51%

States & political subdivisions	5,989,203	5%	6,150,703	38%

Totals	$132,596,937	100%	$16,040,105	100%

Available for Sale Securities
Available for sale securities increased $29,821,000 at June 30, 2006, compared with June 30, 2005, in the management of the Company’s liquidity position, as discussed above. The Company continues to monitor its investment in bonds issued by municipalities which have been affected by Hurricane Katrina. At June 30, 2006, Management has determined that no provision for loss on these investments is required. Gross unrealized gains were $93,000 and $341,000 and gross unrealized losses were $6,087,000 and $2,243,000 at June 30, 2006 and 2005, respectively. The following schedule reflects the mix of available for sale securities at June 30, 2006 and 2005:

June 30,	2006		2005
	Amount	%	Amount	%

U. S. Treasury	$43,175,580	17%	$82,372,974	38%

U. S. Government agencies	187,579,562	75%	119,583,966	54%

States and political subdivisions	14,720,813	6%	14,384,780	7%

Other securities	3,644,414	2%	2,957,297	1%

Totals	$249,120,369	100%	$219,299,017	100%

Loans
Loans increased $53,500,000 at June 30, 2006, as compared with June 30, 2005. Loan volume has remained basically stable since the third quarter of 2005, as new loans have been offset by loan payoffs since Hurricane Katrina as customers receive insurance proceeds and funds from other sources. However, since March 31, 2006, loans have increased $47 million and it is anticipated that loan demand will continue to be robust throughout 2006 as the local economy recovers.
Accrued Interest Receivable
Accrued interest receivable increased $2,780,000 at June 30, 2006, as compared with June 30, 2005, due to an increase in interest earning assets and the rate earned on these assets.
Other Assets
Other assets increased $3,333,000 at June 30, 2006, as compared with June 30, 2005, primarily due to an increase in deferred taxes on unrealized losses on available for sale securities and non-deductible provisions for loan losses.
Deposits
Total deposits increased $194,002,000 at June 30, 2006, as compared with June 30, 2005. Typically, significant increases or decreases in total deposits and/or significant fluctuations among the different types of deposits from quarter to quarter are anticipated by Management as customers in the casino industry and county and municipal areas reallocate their resources periodically. Since Hurricane Katrina, the Company has realized a significant increase in demand and savings deposits and jumbo CD’s as municipal customers receive federal and state funding and commercial and personal customers begin receiving insurance proceeds, SBA loans and other forms of assistance. Based on previous post-hurricane experience and expectations with respect to the time frame for reconstruction, the Company anticipates that deposits will continue at or near their present level throughout the remaining quarters of 2006.
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase
Federal funds purchased and securities sold under agreements to repurchase increased $17,594,000 at June 30, 2006, as compared with June 30, 2005, as a result of the reallocation of funds by certain commercial customers between deposit and non-deposit products.
Other Liabilities
Other liabilities increased $1,155,000 at June 30, 2006, as compared with June 30, 2005. This increase is primarily due to an increase in liabilities related to deferred compensation plans.
Shareholders’ Equity and Capital Adequacy
Strength, security and stability have been the hallmark of the Company since its founding in 1985 and of its bank subsidiary since its founding in 1896. A strong capital foundation is fundamental to the continuing prosperity of the Company and the security of its customers and shareholders. One measure of capital adequacy is the primary capital ratio which was 11.60% at June 30, 2006, as compared with 15.22% at June 30, 2005. These ratios are well above the regulatory minimum of 6.00%. Management continues to emphasize the importance of maintaining the appropriate capital levels of the Company.

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
Net Interest Earnings and Net Yield on Interest Earning Assets

Six Months Ended June 30, (In
thousands, except percentages)	2006	2005

Total interest income (1)	$22,206	$15,158

Total interest expense	6,981	3,226

Net interest earnings	$15,225	$11,932

Net yield on interest earning assets (2)	3.94%	4.28%

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2006 and 2005.

(2)	Interest income in 2005 includes $900,000 received in 2005 for prior years. See Note 7. Net yield would have been 3.96 % without this interest.
The schedule on page 18 provides an analysis of the change in total interest income and total interest expense for the six months ended June 30, 2006 and 2005. The positive change in interest income is generally attributable to the change in interest rates earned on the loan portfolio, which at 60% variable, favorably reprices for the Company each time prime increases. Interest income has also been affected by the increase in volume of the investment portfolio. It should be noted that loan interest income in 2005 includes the recovery of previously charged off interest and the receipt of interest that would have been earned had the credit not been on nonaccrual. This interest amounted to approximately $900,000.
Changes in interest expense, while impacted by changes in volume related to savings and interest-bearing demand accounts, were impacted by the increase in the cost of funds during this time period.

Analysis of Changes in Interest Income and Interest Expense
(In Thousands)

	For the Six	For the Six
	Months	Months
	Ended	Ended		Attributable To:
	June 30,	June 30,	Increase			Rate/
	2006	2005	(Decrease)	Volume	Rate	Volume

INTEREST INCOME: (1)

Loans (2) (3)	$13,054	$11,081	$1,973	$804	$1,090	$79

Federal funds sold	539	173	366	119	146	101

Held to maturity:

Taxable	3,856	14	3,842	2,377	9	1,456

Non-taxable	218	228	(10)	(9)	(1)

Available for sale:

Taxable	3,999	3,135	864	177	650	37

Non-taxable	414	392	22	9	13

Other	126	135	(9)	(1)	(8)

Total	$22,206	$15,158	$7,048	$3,476	$1,899	$1,673

INTEREST EXPENSE:

Savings and demand, interest bearing	$2,641	$982	$1,659	$524	$740	$395

Time deposits	2,197	1,273	924	165	672	87

Federal funds purchased and securities sold under agreements to repurchase	1,901	750	1,151	196	757	198

Borrowings from FHLB	242	221	21	28	(6)	(1)

Total	$6,981	$3,226	$3,755	$913	$2,163	$679

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2006 and 2005.

(2)	Loan fees are included in these figures.

(3)	Includes nonaccrual loans.

Provision for Loan Losses
Management continuously monitors the Company’s relationships with its loan customers, especially those in concentrated industries such as gaming and hotel/motel, as well as the exposure for out of area loans, and their direct and indirect impact on its operations. A thorough analysis of current economic conditions and the quality of the loan portfolio is conducted on a quarterly basis. Management utilizes these analyses, with special emphasis on the impact of Hurricane Katrina on the loan portfolio and underlying collateral, in determining the adequacy of its allowance for loan losses at June 30, 2006. In determining potential loan losses as a result of Hurricane Katrina since August 2005, the Company has evaluated its commercial and residential loan portfolios separately. This on-going analysis has been enhanced by the completion of a detailed evaluation of the impact of Katrina on the residential loan portfolio during the second quarter of 2006.
The Company has identified no additional significant potential losses as a result of Hurricane Katrina since its initial evaluation in September 2005. Management continues its evaluation in recognition of the extraordinary impact of Katrina on its trade area, attempting to quantify potential losses in accordance with its established methodology. Additionally, Management has considered the historical data available from the impact of other natural disasters on the Mississippi Gulf Coast and other coastal communities, including the length of time between the storm’s landfall and identification of all losses. Although almost one year has passed, much uncertainty remains regarding the impact of federal assistance, settlement of insurance claims and the rate of economic recovery in the Company’s trade area. Another key issue, the availability and affordability of insurance, may also create future loan related problems. Management believes that it is reasonably possible that the actual amount of potential loan losses as a result of Hurricane Katrina may be less than what was estimated in September 2005, but this amount cannot be reasonably estimated.
The Company recorded a provision of $77,000 during the first six months of 2006 which relates to potential losses on overdrawn deposit accounts.
Service Charges on Deposit Accounts
Service charges on deposit accounts decreased $421,000 for the six months ended June 30, 2006, as compared with the six months ended June 30, 2005, primarily due to lost fee income as a result of Hurricane Katrina.
Loss on Sale of Securities
The Company realized a loss from the sale of available for sale securities during the second quarter of 2005 of $443,000. The proceeds of these sales were used to fund loan demand.
Salaries and Employee Benefits
Salaries and employee benefits increased $482,000 for the first six months of 2006 as compared with the first six months of 2005. The Company offered increased salaries to its employees in order to reward performance and retain personnel with the local, post-Katrina competitive employment conditions and ever increasing health insurance costs.

Net Occupancy
Net occupancy expense increased $409,000 for the first six months ended June 30, 2006 as compared with the first six months of 2005, as a result of the increase in property insurance premiums.
Extraordinary Gain
An extraordinary gain of $538,000, net of taxes, was recorded as a result of the PULSE EFT Association Exchange during the first six months of 2005.
LIQUIDITY
Liquidity represents the Company’s ability to adequately provide funds to satisfy demands from depositors, borrowers and other commitments by either converting assets to cash or accessing new or existing sources of funds. Management monitors these funds requirements in such a manner as to satisfy these demands and provide the maximum earnings on its earning assets. Deposits, payments of principal and interest on loans, proceeds from maturities of investment securities and earnings on investment securities are the principal sources of funds for the Company. Since Hurricane Katrina, the Company’s deposits and non-deposit accounts have increased significantly, as discussed previously. Management carefully monitors its liquidity needs, particularly relating to these potentially volatile deposits. The Company is currently investing in short-term U. S. Treasury and Agency Securities. It is anticipated that loan demand will be funded in future quarters from the maturity of these investments.
Item 4: Controls and Procedures
As of June 30, 2006, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There were no changes in the Company’s internal control over financial reporting that occurred during the period ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II
OTHER INFORMATION
Item 4 — Submission of Matters to a Vote of Security Holders
None.

Item 5 — Other Information
On May 2, 2006, the Company filed a Form 8-K announcing that its had been notified by its independent accountants, Piltz, Williams, LaRosa & Co, that they intended to withdraw from our engagement as a result of internal staffing issues. The Company immediately initiated a Request for Proposal process, which is still in progress. Piltz’s official withdrawal and the Company’s selection of new independent accountants is expected to occur on or about August 31, 2006.
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
(b) Reports on Form 8-K
A Form 8-K was filed on April 11, 2006, May 2, 2006, June 29, 2006 and July 12, 2006.

SIGNATURES
Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL CORPORATION
(Registrant)

Date: August 9, 2006
	By:	/s/ Chevis C. Swetman Chevis C. Swetman
Chairman, President and Chief Executive Officer
Date: August 9, 2006
	By:	/s/ Lauri A. Wood

Lauri A. Wood
Chief Financial Officer and Controller
(principal financial and accounting officer)