Form 10-Q
period 2006-09-30
PEOPLES FINANCIAL CORP /MS/
filed 2006-11-09
CIK 770460

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 0 — 30050
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date. Peoples Financial Corporation has only one class of common stock authorized. At November 1, 2006, there were 15,000,000 shares of $1 par value common stock authorized, and 5,548,199 shares issued and outstanding.

PART I
FINANCIAL INFORMATION
PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)	(Unaudited)
September 30, December 31, and September 30,	2006	2005	2005

Assets

Cash and due from banks	$64,824,795	$52,277,524	$58,454,381

Federal funds sold	6,442,000	100,340,000	97,000,000

Held to maturity securities, market value of $107,754,000 - September 30, 2006; $134,008,000 - December 31, 2005; $41,920,000 - September 30, 2005	107,845,418	134,046,959	41,804,453

Available for sale securities, at market value	373,505,852	178,393,652	191,961,031

Federal Home Loan Bank Stock, at cost	1,115,100	1,076,600	1,432,800

Loans	403,182,940	349,346,340	347,081,539

Less: Allowance for loan losses	10,928,307	10,966,022	11,015,042

Loans, net	392,254,633	338,380,318	336,066,497

Bank premises and equipment, net of accumulated depreciation of $19,203,000 - September 30, 2006; $18,025,000 - December 31, 2005; and $18,304,000 - September 30, 2005	18,148,828	17,887,907	17,749,847

Other real estate	56,317	106,046	120,956

Accrued interest receivable	7,449,079	4,315,358	3,982,223

Other assets	19,072,847	18,500,668	18,736,639

Total assets	$990,714,869	$845,325,032	$767,308,827

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

	(Unaudited)	(Audited)	(Unaudited)
September 30, December 31, and September 30,	2006	2005	2005

Liabilities & Shareholders’ Equity

Liabilities:

Deposits:

Demand, non-interest bearing	$173,023,256	$176,627,048	$147,796,135

Savings and demand, interest bearing	298,054,632	301,052,887	248,024,104

Time, $100,000 or more	131,172,939	51,292,708	49,598,212

Other time deposits	61,279,315	63,244,699	60,753,503

Total deposits	663,530,142	592,217,342	506,171,954

Federal funds purchased and securities sold under agreements to repurchase	212,157,926	149,267,750	159,090,166

Borrowings from Federal Home Loan Bank	10,609,371	7,352,005	7,359,080

Other liabilities	9,489,636	8,984,804	7,465,071

Total liabilities	895,787,075	757,821,901	680,086,271

Shareholders’ Equity:

Common Stock, $1 par value, 15,000,000 shares authorized, 5,548,199 shares issued and outstanding at September 30, 2006, 5,549,128 shares issued and outstanding at December 31, 2005 and 5,549,128 shares issued and outstanding at September 30, 2005	5,548,199	5,549,128	5,549,128

Surplus	65,780,254	65,780,254	65,780,254

Undivided profits	25,536,642	18,942,855	17,522,402

Accumulated other comprehensive income	(1,937,301)	(2,769,106)	(1,629,228)

Total shareholders’ equity	94,927,794	87,503,131	87,222,556

Total liabilities and shareholders’ equity	$990,714,869	$845,325,032	$767,308,827

See Selected Notes to Consolidated Financial Statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For The Quarter Ended September 30,		For The Nine Months Ended September 30,
	2006	2005	2006	2005

Interest income:

Interest and fees on loans	$7,847,283	$5,661,300	$20,901,766	$16,742,141

Interest and dividends on securities:

U. S. Treasury	1,127,800	702,176	4,451,151	1,755,843

U. S. Government agencies and corporations	3,717,040	1,170,691	8,250,066	3,266,360

States and political subdivisions	216,430	214,543	633,821	624,012

Other investments	21,730	16,061	147,549	151,344

Interest on federal funds sold	220,691	220,318	760,047	393,254

Total interest income	13,150,974	7,985,089	35,144,400	22,932,954

Interest expense:

Time deposits of $100,000 or more	1,204,460	370,665	2,430,204	879,204

Other deposits	1,934,321	1,084,360	5,546,505	2,831,473

Borrowing from Federal Home Loan Bank	120,014	109,336	362,405	330,276

Federal funds purchased and securities sold under agreements to repurchase	2,285,413	519,107	4,186,418	1,268,989

Total interest expense	5,544,208	2,083,468	12,525,532	5,309,942

Net interest income	7,606,766	5,901,621	22,618,868	17,623,012

Provision for losses on loans	48,000	5,103,000	125,000	3,590,000

Net interest income after provision for losses on loans	7,558,766	798,621	22,493,868	14,033,012

Other operating income:

Trust department income and fees	498,627	343,613	1,228,865	1,057,904

Service charges on deposit accounts	1,391,013	1,136,682	3,696,281	3,862,791

Other service charges, commissions and fees	64,015	55,263	214,889	219,630

Loss on sale of securities				(442,539)

Other income	354,212	205,619	986,323	680,188

Total other operating income	$2,307,867	$1,741,177	$6,126,358	$5,377,974

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Continued)
(Unaudited)

	For The Quarter Ended September 30,		For The Nine Months Ended September 30,
	2006	2005	2006	2005

Other operating expense:

Salaries and employee benefits	$3,295,811	$2,910,696	$9,434,025	$8,566,547

Net occupancy	370,838	377,987	1,476,070	1,073,967

Equipment rentals, depreciation and maintenance	726,905	598,857	2,077,174	1,940,465

Other expense	1,358,319	1,327,683	3,718,326	3,836,066

Total other operating expense	5,751,873	5,215,223	16,705,595	15,417,045

Income (loss) before income taxes and extraordinary gain	4,114,760	(2,675,425)	11,914,631	3,993,941

Income taxes (benefit)	1,430,000	(908,020)	4,140,000	1,180,000

Income (loss) before extraordinary gain	2,684,760	(1,767,405)	7,774,631	2,813,941

Extraordinary gain, net of taxes				538,000

Net Income (Loss)	$2,684,760	$(1,767,405)	$7,774,631	$3,351,941

Basic and diluted earnings per share	$.48	$(.32)	$1.40	$.60

Basic and diluted earnings per share before extraordinary gain	$.48	$(.32)	$1.40	$.51

See Selected Notes to Consolidated Financial Statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
					Other	Compre-
		Common		Undivided	Comprehen-	hensive
	# of Shares	Stock	Surplus	Profits	sive Income	Income	Total

Balance, January 1, 2005	5,555,419	$5,555,419	$65,780,254	$15,391,524	$(925,764)		$85,801,433

Comprehensive Income:

Net income				3,351,941		$3,351,941	3,351,941

Net unrealized loss on available for sale securities, net of tax					(937,779)	(937,779)	(937,779)

Reclassification adjustment for available for sale securities sold in current year, net of tax					234,315	234,315	234,315

Total comprehensive income						$2,648,477

Retirement of stock	(6,291)	(6,291)		(111,636)			(117,927)

Effect of stock retirement on accrued dividends				399			399

Cash dividends, ($ ..17 per share)				(1,109,826)			(1,109,826)

Balance, September 30, 2005	5,549,128	$5,549,128	$65,780,254	$17,522,402	$(1,629,228)		$87,222,556

Note: Balances as of January 1, 2005 were audited.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (continued)

					Accumulated
					Other	Compre-
		Common		Undivided	Comprehen-	Hensive
	# of Shares	Stock	Surplus	Profits	sive Income	Income	Total

Balance, January 1, 2006	5,549,128	$5,549,128	$65,780,254	$18,942,855	$(2,769,106)		$87,503,131

Comprehensive Income:

Net income				7,774,631		$7,774,631	7,774,631

Net unrealized gain on available for sale securities, net of tax					831,805	831,805	831,805

Total comprehensive income						$8,606,436

Retirement of stock	(929)	(929)		(15,722)			(16,651)

Cash dividends, ($ ..21 per share)				(1,165,122)			(1,165,122)

Balance, September 30, 2006	5,548,199	$5,548,199	$65,780,254	$25,536,642	$(1,937,301)		$94,927,794

Note: Balances as of January 1, 2006 were audited.
See Selected Notes to Consolidated Financial Statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

For The Nine Months Ended September 30,	2006	2005

Cash flows from operating activities:
Net income	$7,774,631	$3,351,941
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,177,000	1,173,148
Provision for losses on loans	125,000	3,590,000
Provision for losses on other real estate	3,129	7,000
Loss on sale of available for sale securities		442,539
Gain on sales of other real estate	(150,000)	(366,865)
Gain on sale of bank premises	(159,669)
Changes in assets and liabilities:
Accrued interest receivable	(3,133,721)	(1,236,988)
Other assets	(370,722)	(1,340,944)
Other liabilities	1,393,290	(1,033,093)

Net cash provided by operating activities	6,658,938	4,586,738

Cash flows from investing activities:
Proceeds from maturities and calls of held to maturity securities	212,720,000	4,435,000
Investment in held to maturity securities	(186,518,459)	(39,652,078)
Proceeds from maturities, sales and calls of available for sale securities	18,250,292	129,641,255
Investment in available for sale securities	(212,094,319)	(150,083,264)
Investment in Federal Home Loan Bank stock	(38,500)	(30,900)
Loans, net	(54,040,715)	(12,120,987)
Proceeds from sale of bank premises	317,120
Acquisition of premises and equipment	(1,595,372)	(904,491)
Proceeds from sales of other real estate	238,000	495,000
Other assets	(416,457)	(357,524)

Net cash used in investing activities	$(223,178,410)	$(68,577,989)

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

For The Nine Months Ended September 30,	2006	2005

Cash flows from financing activities:
Demand and savings deposits, net (decrease) increase	$(6,602,047)	$125,826,713
Time deposits, net increase (decrease)	77,914,847	(8,846,289)
Principal payments on notes		(1,239)
Cash dividends	(2,274,948)	(2,109,402)
Retirement of stock	(16,651)	(117,927)
Federal funds purchased and securities sold under agreements to repurchase	62,890,176	71,813,041
Repayments to Federal Home Loan Bank	(13,983,361)	(133,048)
Borrowings from Federal Home Loan Bank	17,240,727	289,158

Net cash provided by financing activities	135,168,743	186,721,007

Net (decrease) increase in cash and cash equivalents	(81,350,729)	122,729,756
Cash and cash equivalents, beginning of period	152,617,524	32,724,625

Cash and cash equivalents, end of period	$71,266,795	$155,454,381

See Selected Notes to Consolidated Financial Statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2006 and 2005
1. The accompanying unaudited condensed consolidated financial statements have been prepared with the accounting policies in effect as of December 31, 2005 as set forth in the Notes to the Consolidated Financial Statements of Peoples Financial Corporation and Subsidiaries (the Company). In the opinion of Management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included and are of a normal recurring nature. The accompanying unaudited condensed consolidated financial statements have been prepared also in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements include information required for interim financial statements.
2. The results of operations for the nine months ended September 30, 2006 and 2005, are not necessarily indicative of the results to be expected for the full year.
3. Per share data is based on the weighted average shares of common stock outstanding of 5,548,334 and 5,550,932 for the nine months ended September 30, 2006 and 2005, respectively.
4. The Company has defined cash and cash equivalents to include cash and due from banks and federal funds sold. The Company paid $12,285,000 and $5,287,000 for the nine months ended September 30, 2006 and 2005, respectively, and $7,390,000 for the twelve months ended December 31, 2005, for interest on deposits and borrowings. Income tax payments totaled $4,001,000 and $3,956,000 for the nine months ended September 30, 2006 and 2005, respectively, and $4,856,000 for the twelve months ended December 31, 2005. Loans transferred to other real estate amounted to $41,000 and $88,000 for the nine months ended September 30, 2006 and 2005, respectively, and $88,000 for the twelve months ended December 31, 2005.

5. Securities with gross unrealized losses at September 30, 2006, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows (in 000’s):

	Less Than Twelve
	Months		Over Twelve Months		Total
		Gross		Gross		Gross
		Unreal-		Unreal-		Unreal-
	Fair Value	ized Loss	Fair Value	ized Loss	Fair Value	ized Loss

U. S. Treasury	$51,510	$123	$20,653	$328	$72,163	$451
U. S. Govt. Agencies	129,858	201	112,285	2,188	242,143	2,389
States and political subdivisions	5,717	44	6,075	181	11,792	225
FHLMC preferred stock			2,421	654	2,421	654

Total	$187,085	$368	$141,434	$3,351	$328,519	$3,719

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
6. At September 30, 2006 and 2005, the total recorded investment in impaired loans amounted to $402,000 and $351,000. The average recorded investment in impaired loans amounted to approximately $430,000 and $260,000 at September 30, 2006 and 2005, respectively. The amount of that recorded investment in impaired loans for which there is a related allowance for loan losses was $402,000 at September 30, 2006. The allowance for losses related to these loans amounted to approximately $152,000 at September 30, 2006. Interest not accrued on these loans amounted to $4,000 and $5,000 for the nine months ended September 30, 2006 and 2005, respectively.

7. Transactions in the allowance for loan losses were as follows:

	For the Nine	For the Year	For the Nine
	Months Ended	Ended	Months Ended
	September 30,	December 31,	September 30,
	2006	2005	2005

Balance, beginning of period	$10,966,022	$6,569,614	$6,569,614
Recoveries	316,646	1,344,408	1,220,363
Loans charged off	(479,361)	(562,000)	(364,935)
Provision for loan losses	125,000	3,614,000	3,590,000

Balance, end of period	$10,928,307	$10,966,022	$11,015,042

8. The income tax effect on the accumulated other comprehensive income was $428,000 and ($362,000) at September 30, 2006 and 2005, respectively.
9. Certain reclassifications, which had no effect on prior year net income, have been made to the prior period statements to conform to current year presentation.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following presents Management’s discussion and analysis of the consolidated financial condition and results of operations of Peoples Financial Corporation and Subsidiaries (the Company) for the nine months ended September 30, 2006 and 2005. These comments highlight the significant events and should be considered in combination with the Condensed Consolidated Financial Statements included in this report on Form 10-Q.
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
Overview
During the first nine months of 2006, net income was $7,775,000 as compared with $3,352,000 for the first nine months of 2005. Earnings for the first nine months of 2006 included primarily income from operations, with net interest income increasing from $17,623,000 for the first nine months of 2005 to $22,619,000 for the first nine months of 2006. Earnings in 2005 included a gain of $538,000, net of taxes, from the PULSE EFT Association Exchange and a provision for loan losses of $2,369,000, net of taxes. Total assets reached $991,000,000 at September 30, 2006, as deposits increased 31% as compared with September 30, 2005. These funds have been invested primarily in U. S. Treasury and U. S. Government Agency securities.
As of September 30, 2006, the Company continues its post-Katrina recovery efforts. Construction began during the third quarter of 2006 on a new Money Center vault facility in downtown Biloxi and in a few weeks plans will be announced regarding the construction of a new Pass Christian branch facility in that city’s downtown business district.
Management continues to evaluate the area’s recovery and rebuilding efforts. While much has been accomplished in just over a year, the vast scale of these efforts is sobering. And the pace of that recovery is being impacted by the availability and affordability of insurance, housing for residents and construction workers, availability of workforce and the increasing cost of materials.
Management has also continued its efforts in evaluating its loan portfolio, especially with respect to potential losses on loans as a result of the impact of Hurricane Katrina. See Provision for Loan Losses for further discussion of the issues impacting the allowance for loan losses.

The following schedule compares financial highlights for the nine months ended September 30, 2006 and 2005:

For the nine months ended September 30,	2006	2005

Net income per share	$1.40	$.60
Book value per share	$17.11	$15.72
Return on average total assets	1.12%	.66%
Return on average shareholders’ equity	11.37%	5.17%
Allowance for loan losses as a % of loans, net of unearned discount	2.71%	3.16%
Financial Condition
Held to Maturity Securities
Held to maturity securities increased $66,041,000 at September 30, 2006, as compared with September 30, 2005, as a result of the management of the Company’s liquidity position. Funds available from the increase in deposits and non-deposit products have been invested in U. S. Treasury and U. S. Government Agency securities. The Company continues to monitor its investment in bonds issued by local municipalities which have been affected by Hurricane Katrina. At September 30, 2006, Management has determined that no provision for loss for these investments is required.
Gross unrealized gains for held to maturity securities were $61,000 and $140,000 at September 30, 2006 and 2005, respectively, and gross unrealized losses were $152,000 and $25,000 at September 30, 2006 and 2005, respectively. The following schedule reflects the mix of the held to maturity investment portfolio at September 30, 2006 and 2005:

September 30,	2006		2005
	Amount	%	Amount	%

U. S. Treasury securities	$43,499,182	40%	$35,654,125	85%
U. S. Government Agencies	58,904,984	55%
States and political subdivisions	5,441,252	5%	6,150,328	15%

Totals	$107,845,418	100%	$41,804,453	100%

Available for Sale Securities
Available for sale securities increased $181,545,000 at September 30, 2006, as compared with September 30, 2005, as the result of the management of the Company’s liquidity position, as discussed above. The Company continues to monitor its investments in bonds issued by local municipalities which have been affected by Hurricane Katrina. At September 30, 2006, Management has determined that no provision for loss for these investments is required.
Gross unrealized gains were $640,000 and $280,000 at September 30, 2006 and 2005, respectively, and gross unrealized losses were $3,568,000 and $2,756,000 at September 30, 2006 and 2005, respectively. The following schedule reflects the mix of available for sale securities at September 30, 2006 and 2005:

September 30,	2006		2005
	Amount	%	Amount	%

U. S. Treasury securities	$53,617,300	14%	$50,572,436	26%
U. S. Government agencies	299,165,147	80%	124,059,226	65%
States and political subdivisions	16,786,495	5%	14,372,073	7%
Other securities	3,936,910	1%	2,957,296	2%

Totals	$373,505,852	100%	$191,961,031	100%

Loans
Loans increased $56,101,000 at September 30, 2006, as compared with September 30, 2005, with the majority of this growth occurring since March 31, 2006. The initial phase of rebuilding after Hurricane Katrina is well underway, yet Management believes that more than a decade will be needed to complete the recovery of the Mississippi Gulf Coast. As the pace of money flow has slowed, rebuilding has been negatively impacted. The anticipated loan growth of 25% for 2006 has stalled at 16% due to the uncertainty that exists in the market place. Resources available to fund development, rising construction costs and the availability and affordability of insurance are among the concerns creating that uncertainty. These factors, and others, are impacting rebuilding efforts, and will directly impact loan demand and growth during the coming years.
See Provision for Loan Losses for further discussion of these and other issues relating to the evaluation of the quality of the loan portfolio and the allowance for loan losses.
Accrued Interest Receivable
Accrued interest receivable increased $3,467,000 at September 30, 2006, as compared with September 30, 2005, due to an increase in interest earning assets and the rate earned on these assets.

Deposits
Total deposits increased $157,358,000 at September 30, 2006, as compared with September 30, 2005. Typically, significant increases or decreases in total deposits and/or significant fluctuations among the different types of deposits from quarter to quarter are anticipated by Management as customers in the casino industry and county and municipal areas reallocate their resources periodically. Since Hurricane Katrina, the Company has realized a significant increase in demand and savings deposits and jumbo CD’s as municipal customers receive federal and state funding and commercial and personal customers receive proceeds from insurance, SBA loans, grants and other forms of assistance. Based on previous post-hurricane experience and expectations with respect to the time frame for reconstruction, the Company anticipates that deposits will continue at or near their present level until December 31, 2006, and may increase during 2007.
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase
Federal funds purchased and securities sold under agreements to repurchase increased $53,068,000 at September 30, 2006, as compared with September 30, 2005, as customers allocate their funds between deposits and non-deposit products.
Shareholders’ Equity and Capital Adequacy
A strong capital foundation is fundamental to the continuing prosperity of the Company and the security of its customers and shareholders. One measure of capital adequacy is the primary capital ratio which was 11.40% at September 30, 2006 as compared with 14.43% at September 30, 2005. These ratios are well above the regulatory minimum of 6.00%. This decrease has been the result of the significant increase in assets since September 30, 2005, rather than an indication of a weakening of the Company’s capital position. Management continues to emphasize the importance of maintaining the appropriate capital levels of the Company and has established a goal of maintaining its primary capital ratio at 8%, which is the minimum requirement for classification as being “well capitalized” by the banking regulatory authorities.
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

Nine Months Ended September 30, (In thousands, except percentages)	2006	2005

Total interest income (1)	$35,471	$23,254
Total interest expense	12,526	5,310

Net interest earnings	$22,945	$17,944

Net yield on interest earning assets (2)	3.83%	4.16%

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2006 and 2005.

(2)	Interest income in 2005 included $900,000 received in nonaccrual loan income from prior years not previously recognized. Net yield would have been 3.95% without this interest.

The schedule on page 18 provides an analysis of the change in total interest income and total interest expense for the nine months ended September 30, 2006 and 2005. As presented in the schedule (in 000’s), the positive change in interest income is generally attributable to the change in interest rates earned on the loan portfolio, which at 60% variable, favorably reprices for the Company each time the prime rates increases. Interest income has also been affected by the increase in volume of the investment portfolio. It should be noted that loan interest income in 2005 includes the recovery of previously charged off interest and the receipt of interest that would have been earned in prior years had the credit not been on nonaccrual. This interest amounted to approximately $900,000.
Changes in interest expense, while impacted by changes in volume related to savings and interest-bearing demand accounts, were impacted by the increase in the cost of funds during this time period.

	For the	For the
	Nine	Nine
	Months	Months
	Ended	Ended		Attributable To:
	September	September	Increase			Rate/
	30,2006	30,2005	(Decrease)	Volume	Rate	Volume
INTEREST INCOME: (1)
Loans (2)	$20,902	$16,742	$4,160	$1,735	$2,197	$228
Federal funds sold	760	393	367	(25)	419	(27)
Held to maturity:
Taxable securities	5,288	198	5,090	3,460	88	1,542
Non-taxable securities	314	317	(3)	(17)	15	(1)
Available for sale:
Taxable securities	7,413	4,824	2,589	1,148	1,164	277
Non-taxable securities	646	629	17	29	(11)	(1)
Other securities	148	151	(3)	14	(15)	(2)

Total	$35,471	$23,254	$12,217	$6,344	$3,857	$2,016

INTEREST EXPENSE:
Savings and negotiable interest bearing deposits	$4,040	$1,646	$2,394	$836	$1,033	$525
Time deposits	3,938	2,065	1,873	490	1,118	265
Borrowings from FHLB	362	330	32	41	(8)	(1)
Federal funds purchased and securities sold under agreements to repurchase	4,186	1,269	2,917	423	1,871	623

Total	$12,526	$5,310	$7,216	$1,790	$4,014	$1,412

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2006 and 2005.

(2)	Loan fees are included in these figures. Includes nonaccrual loans.

Provision for Loan Losses
Management continuously monitors the Company’s relationships with its loan customers, especially those in concentrated industries such as gaming and hotel/motel, as well as the exposure for out of area loans, and their direct and indirect impact on its operations. A thorough analysis of current economic conditions and the quality of the loan portfolio is conducted on a quarterly basis. Management utilized these analyses, with special emphasis on the impact of Hurricane Katrina on the loan portfolio and underlying collateral, in determining the adequacy of its allowance for loan losses at September 30, 2006. In determining potential loan losses as a result of Hurricane Katrina since August 2005, the Company has evaluated its commercial and residential loan portfolios separately. This on-going analysis has been enhanced by the completion of a detailed evaluation of the impact of Katrina on the residential loan portfolio during the second quarter of 2006.
Management continues its evaluation in recognition of the extraordinary impact of Katrina on its entire trade area, attempting to quantify potential losses in accordance with the Company’s established methodology. Loan delinquencies and deposit overdrafts are closely monitored in order to identify developing problems as early as possible.
Additionally, Management has considered the historical data available from the impact of other natural disasters on the Mississippi Gulf Coast and other coastal communities, including the length of time between the storm’s landfall and identification of all losses. Past bank experience with hurricanes and FDIC research have shown that the actual loss position may not be known until 24 months after the event.
Although more than one year has passed, much uncertainty remains regarding the impact of federal and state assistance, settlement of insurance claims, the availability and affordability of windstorm insurance and the rate and pace of recovery in the Company’s trade area. Commercial and personal customers are still assessing their resources and making decisions about their future plans. Meanwhile, construction costs continue to escalate, further impacting recovery efforts. The ability of customers to service their debt must be carefully considered. The almost nonexistent release of Community Development Block Grants (CDBG), which should have started in July, has added to our uncertainty.
We are just starting to realize the full impact of Hurricane Katrina on insurance coverage going forward. Several carriers have announced their intention to restrict coverage in our trade area. For those carriers continuing to write policies on the Gulf Coast, premiums are increasing significantly. Commercial development has already been negatively impacted by the ability to obtain insurance coverage. Ultimately, the effect of the insurance question may pose a potential risk to a large portion of our loan portfolio.
The Company has identified no additional significant potential losses as a result of Hurricane Katrina since its initial evaluation in September 2005. In fact, some loans which were thought to pose a potential loss during the initial evaluation have shown positive developments. It is also very possible that potential losses, despite the best efforts of the Company, have not yet been identified. Management believes that its is reasonably possible that the actual amount of potential losses as a result of Hurricane Katrina may be less that what was estimated in September 2005, but as a result of the factors discussed above, this amount cannot be reasonably estimated at this time and no provision or negative provision for losses on loans was recorded for the nine months ended September 30, 2006

The Company recorded a provision of $125,000 during the first nine months of 2006 relating to potential losses on overdrawn deposit accounts.
Service Charges on Deposit Accounts
Service charges on deposit accounts decreased $167,000 for the first nine months of 2006 as compared with the first nine months of 2005, primarily due to lost fee income as a result of Hurricane Katrina.
Loss on Sale of Securities
The Company realized a loss from the sale of available for sale securities during the second quarter of 2005 of $443,000. The proceeds of these sales were used to fund loan demand.
Other Income
Other income increased $306,000 for the nine months ended September 30, 2006 as compared with the nine months ended September 30, 2005, due to gains on the sale of banking premises and ORE during 2006.
Salaries and Employee Benefits
Other expense increased $867,000 for the nine months ended September 30, 2006 as compared with the nine months ended September 30, 2005. The Company increased salaries and incentives to its employees in order to reward performance and retain personnel within the local, post-Katrina competitive employment conditions.
Net Occupancy
Net occupancy increased $402,000 for the first nine months of 2006 as compared with the first nine months of 2005 as a result of the increase in costs associated with insurance coverage.
Extraordinary Gain
An extraordinary gain of $538,000, net of taxes, was recorded as result of the PULSE EFT Association Exchange in 2005.
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
Since Hurricane Katrina, the Company’s deposits and non-deposit accounts have increased significantly, as discussed previously. Management carefully monitors its liquidity needs, particularly relating to these potentially volatile funds, which are currently invested in U. S. Treasury and U. S. Agency securities. It is anticipated that expanding loan demand in future quarters will be funded from the maturity of these investments. Federal funds sold and federal funds purchased are utilized by the Company to manage its daily liquidity position.

Item 4: Controls and Procedures
As of September 30, 2006, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Acts Rules 13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There were no changes in Company’s internal control over financial reporting that occurred during the period ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II
OTHER INFORMATION
Item 5 — Other Information
On August 8, 2006, the Company announced that it had appointed the firm of Porter Keadle Moore of Atlanta, GA, as its independent accountants for 2006.
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
     (b) Reports on Form 8-K
A Form 8-K was filed by the Company on July 12, 2006, August 8, 2006 and October 16, 2006.

SIGNATURES
Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL CORPORATION
(Registrant)

Date:	November 9, 2006

By:	/s/ Chevis C. Swetman

Chevis C. Swetman
Chairman, President and Chief Executive Officer

Date:	November 9, 2006

By:	/s/ Lauri A. Wood

Lauri A. Wood
Chief Financial Officer and Controller
(principal financial and accounting officer)