Form 10-K
period 2006-12-31
PEOPLES FINANCIAL CORP /MS/
filed 2007-03-16
CIK 770460

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
Commission File Number 0-30050
PEOPLES FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Mississippi (State or other jurisdiction of incorporation or organization)	64-0709834 (I.R.S. Employer Identification number

Lameuse and Howard Avenues, Biloxi, Mississippi (Address of principal executive offices)	39533 (Zip code)
228-435-5511

(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12 (b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None
Securities registered pursuant to Section 12 (g) of the Act:
Common, $1.00 Par Value

(Title of each class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Note — Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.
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
                    Large accelerated filer ☐          Accelerated filer ☑          Non-Accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
At June 30, 2006, the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $99,175,000.
On March 1, 2007, the registrant had outstanding 5,548,199 shares of common stock, par value of $1.00 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2006 are incorporated by reference into Parts I, II and III of this report. Except for those portions of the Registrant’s Annual Report to Shareholders expressly incorporated herein by reference, the Annual Report is not deemed filed with the Securities and Exchange Commission. Portions of the Registrant’s Definitive Proxy Statement issued in connection with the Annual Meeting of Shareholders to be held April 18, 2007, are incorporated by reference into Part III of this report.

PART I
ITEM 1 — DESCRIPTION OF BUSINESS
BACKGROUND AND CURRENT OPERATIONS
General
Peoples Financial Corporation (the “Company”) was organized as a one bank holding company in 1984. The Company is headquartered in Biloxi, Mississippi. At December 31, 2006, the Company operates in the state of Mississippi through its wholly-owned subsidiary, The Peoples Bank, Biloxi, Mississippi (the “Bank”). The Company is engaged, through this subsidiary, in the banking business. The Bank is the Company’s principal asset and primary source of revenue.
The Main Office, operations center and asset management and trust services of the Bank are located in downtown Biloxi, MS. At December 31, 2006, the Bank also had fifteen (15) branches located throughout Harrison, Hancock, Jackson and Stone Counties. The Bank has automated teller machines (“ATM”) at its Main Office, all branch locations and at numerous non-proprietary locations.
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
Most of the Bank’s business originates from trade area of Harrison, Hancock, Stone and Jackson Counties in Mississippi; however, some business is obtained from other counties in southern Mississippi.
Nonbank Subsidiary
In 1985, PFC Service Corp. (“PFC”) was chartered and began operations as the second wholly-owned subsidiary of Peoples Financial Corporation. The purpose of PFC was principally the leasing of automobiles and equipment. PFC is inactive at this time.
Products And Services
The Bank currently offers a variety of services to individuals and small to middle market businesses within its trade area.
The Bank’s primary lending focus is to offer business, commercial, real estate, construction, personal and installment loans, with an emphasis on commercial lending. Concentrations in the hotel/motel and gaming industries are monitored by the Company. Each loan officer has board approved lending limits on the principal amount of secured and unsecured loans that can be approved for a single borrower without prior approval of the loan committee. All loans, however, must meet the credit underwriting standards and loan policies of the Bank.
Deposit services include interest bearing and non-interest bearing checking accounts, savings accounts, certificates of deposit, and IRA accounts. The Bank also offers a non-deposit funds management account, which is not insured by the FDIC. The Bank generally provides depository accounts to individuals and small and middle market businesses in its trade area at interest rates consistent with market conditions.
The Bank’s Asset Management and Trust Services Department offers personal trust, agencies and estate services, including living and testamentary trusts, executorships, guardianships, and conservatorships. Benefit accounts maintained by the Department primarily include self-directed individual retirement accounts. Escrow management, stock transfer and bond paying agency accounts are available to corporate customers.
The Bank also offers a variety of other functions including collection services, wire services, safe deposit box facilities, night drop facilities, cash management and Internet banking. The Bank has more than thirty ATMs at its branch locations and other off-site, non-proprietary locations, providing bank customers access to their depository accounts. The Bank is a member of the PULSE network.
There has been no significant change in the kind of services offered by the Bank during the last three fiscal years.
Customers
The Bank has a large number of customers acquired over a period of many years and is not dependent upon a single customer or upon a few customers. The Bank also provides services to customers representing a wide variety of industries including seafood, retail, hospitality, hotel/motel, gaming and construction. While the Company has pursued external growth strategies on a limited basis, its primary focus has been on internal growth by the Bank through the establishment of new branch locations and an emphasis on strong customer relationships.
Employees
At December 31, 2006, the Bank employed 211 full-time employees and 16 part-time employees. The Company has no employees who are not employees of the bank subsidiary. Through the bank, employees receive salaries and benefits, which include 401(k), ESOP, cafeteria plan, life, health and disability insurance. The Company considers its relationship with its employees to be good.

Competition
The Bank is in direct competition with numerous local and regional commercial banks as well as other non-bank institutions. Interest rates paid and charged on deposits and loans are the primary competitive factors within the Bank’s trade area. The Bank also competes for deposits and loans with insurance companies, finance companies, brokerage houses and credit unions. The principal competitive factors in the markets for deposits and loans are interest rates paid and charged. The Company also competes through efficiency, quality of customer service, range of services and products it provides, the convenience of its branch and ATM locations and the accessibility of its staff. The Bank intends to continue its strategy of being a local, community bank offering traditional bank services and providing quality service in its local trade area.
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
Available Information
The Company maintains an internet website at www.thepeoples.com. The Company’s Annual Report to Shareholders is available on the Company’s website. Also available through the website is a link to the Company’s filings with the Securities and Exchange Commission. Information on the Company’s website is not incorporated into this Form 10-K or the Company’s other securities filings and is not part of them.
REGULATION AND SUPERVISION
Bank Holding Company
The Company is required to file certain reports with, and otherwise comply with the rules and regulations of, the Securities and Exchange Commission under federal securities laws. The common stock of the Company is listed on the NASDAQ capital market exchange, such listing subjecting the Company to compliance with the exchange’s requirements with respect to reporting and other rules and regulations.
The Company is a registered one bank holding company under the Bank Holding Company Act of 1956, as amended, and is subject to extensive regulation by the Board of Governors of the Federal Reserve System. As such, the Company is required to file periodic reports and additional information required by the Federal Reserve. The Federal Reserve Board may also make examinations of the Company and its subsidiaries.

The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve Board 1) before it may acquire substantially all the assets of any bank or ownership or control of any voting shares of any bank if, after the acquisition, it would own or control, directly or indirectly, more than 5 percent of the voting shares of the bank, 2) before it or any of its subsidiaries other than a bank may acquire all of the assets of a bank, 3) before it may merge with any other bank holding company or 4) before it may engage in permissible non-banking activities.
A bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of, voting shares of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve to be so closely related to banking or the managing or controlling of banks as to be a proper incident thereto. Some of the activities the Federal Reserve Board has determined by regulation to be closely related to banking are the making and servicing of loans; performing certain bookkeeping or data processing services; acting as fiduciary or investment or financial advisor; making equity or debt investments in corporations or projects designed primarily to promote community welfare; and leasing transactions if the functional equivalent of an extension of credit and mortgage banking or brokerage. The Bank Holding Company Act does not place territorial limitations on permissible bank-related activities of bank holding companies. Despite prior approval, however, the Federal Reserve has the power to order a holding company or its subsidiaries to terminate any activity or its control of any subsidiary when it has reasonable cause to believe that continuation of such activity or control of such subsidiary constitutes a serious risk to the financial safety, soundness or stability of any bank subsidiary of that holding company.
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
The Gramm-Leach-Bliley Act of 1999 (the “Financial Services Modernization Act”) allows bank holding companies to engage in a wider range of financial activities. In order to engage in such activities, which, among others, include underwriting and selling insurance; providing financial, investment or economic advisory services; and underwriting, dealing in or making a market in securities, a bank holding company must elect to become a financial holding company. The Act also authorized the establishment of financial subsidiaries in order to engage in such financial activities, with certain limitations.
The Act also contains a number of other provisions affecting the Company’s operations. One of the most important of these provisions relates to the issue of privacy. Federal banking regulators were authorized by the Act to adopt rules designed to protect the financial privacy of consumers. These rules implemented notice requirements and restrictions on a financial institution’s ability to disclose nonpublic personal information about consumers to non-affiliated third parties.

As of the date of this Form 10-K, the Company has not taken any action to adopt either the financial holding company or the financial subsidiary structures that were authorized by the Act.
The Federal Reserve has adopted capital adequacy guidelines for use in its examination and regulation of bank holding companies. The regulatory capital of a bank holding company under applicable federal capital adequacy guidelines is particularly important in the Federal Reserve’s evaluation of a holding company and any applications by the bank holding company to the Federal Reserve. A financial institution’s failure to meet minimum regulatory capital standards can lead to other penalties, including termination of deposit insurance or appointment of a conservator or receiver for the financial institution. Risk-based capital ratios are the primary measure of regulatory capital presently applicable to bank holding companies. Risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets.
The Federal Reserve rates bank holding companies by a component and composite 1 — 5 rating system. This system is designed to help identify institutions which require special attention. Financial institutions are assigned ratings in the areas of capital adequacy, asset quality, management capability, the quality and level of earnings, the adequacy of liquidity and sensitivity to interest rate fluctuations based on the evaluation of the financial condition and operations.
The Company is a legal entity separate and distinct from the Bank. There are various restrictions that limit the ability of the Bank to finance, pay dividends or otherwise supply funds to the Company. In addition, the Bank is subject to certain restrictions on any extension of credit to the bank holding company or any of its subsidiaries, on investments in the stock or other securities thereof and on the taking of such stock or securities as collateral for loans to any borrower. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with extensions of credit, leases or sale of property, or furnishing of services.
Bank Subsidiary
The Bank is subject to the regulation of and examination by the Mississippi Department of Banking and Consumer Finance (“Department of Banking”) and the Federal Deposit Insurance Corporation (“FDIC”). Areas subject to regulation include required reserves, investments, loans, mergers, branching, issuance of securities, payment of dividends, capital adequacy, management practices and other areas of banking operations. These regulatory authorities examine such areas as loan and investment quality, management practices, procedures and practices and other aspects of operations. In addition to these regular examinations, the Bank must furnish periodic reports to its regulatory authorities containing a full and accurate statement of affairs. The Bank is subject to deposit insurance assessments by the FDIC and assessments by the Department of Banking to provide operating funds for that agency.

The Bank is a member of the FDIC, and its deposits are insured by law by the Bank Insurance Fund (“BIF”). On December 19, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) was enacted. The Federal Deposit Insurance Act, as amended by Section 302 of FDICIA, calls for risk-related deposit insurance assessment rates. This risk classification of an institution will determine its deposit insurance premium. Assignment to one of the three capital groups, coupled with assignment to one of three supervisory sub-groups, determines which of the nine risk classifications is appropriate for an institution.
In general, FDICIA subjects bank and bank holding companies to significantly increased regulation and supervision. FDICIA increased the borrowing authority of the FDIC in order to recapitalize the BIF, and the future borrowings are to be repaid by increased assessments on FDIC member banks. Other significant provisions of FDICIA require a new regulatory emphasis linking supervision to bank capital levels. Also, federal banking regulators are required to take prompt regulatory action with respect to depository institutions that fall below specified capital levels and to draft non-capital regulatory measures to assure bank safety.
FDICIA further requires regulators to perform annual on-site bank examinations, places limits on real estate lending and tightens audit requirements. The new legislation eliminated the “too big to fail” doctrine, which protects uninsured deposits of large banks, and restricts the ability of undercapitalized banks to obtain extended loans from the Federal Reserve Board discount window. FDICIA also imposed new disclosure requirements relating to fees charged and interest paid on checking and deposit accounts. Most of the significant changes brought about by FDICIA required new regulations.
In addition to regulating capital, the FDIC has broad authority to prevent the development or continuance of unsafe or unsound banking practices. Pursuant to this authority, the FDIC has adopted regulations that restrict preferential loans and loan amounts to “affiliates” and “insiders” of banks, require banks to keep information on loans to major stockholders and executive officers and bar certain director and officer interlocks between financial institutions. The FDIC is also authorized to approve mergers, consolidations and assumption of deposit liability transactions between insured banks and between insured banks and uninsured banks or institutions to prevent capital or surplus diminution in such transactions where the resulting, continuing or assumed bank is an insured nonmember state bank.
Although the Bank is not a member of the Federal Reserve System, it is subject to Federal Reserve regulations that require the Bank to maintain reserves against transaction accounts, primarily checking accounts. Because reserves generally must be maintained in cash or in non-interest bearing accounts, the effect of the reserve requirement is to increase the cost of funds for the Bank.
The earnings of commercial banks and bank holding companies are affected not only by general economic conditions but also by the policies of various governmental regulatory authorities, including the Federal Reserve Board. In particular, the Federal Reserve Board regulates money and credit conditions, and interest rates, primarily through open market operations in U. S. Government securities, varying the discount rate of member and nonmember bank borrowing, setting reserve requirements against bank deposits and regulating interest rates payable by banks on certain deposits. These policies influence to a varying extent the overall growth and distribution of bank loans, investments, deposits and the interest rates charged on loans. The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.
Summary
The foregoing is a brief summary of certain statutes, rules and regulations affecting the Company and the Bank. It is not intended to be an exhaustive discussion of all the statutes and regulations having an impact on the operations of the Company or the Bank. Additional legislation may be enacted at the federal or state level which may alter the structure, regulation and competitive relationships of financial institutions. It cannot be predicted whether and what form any of these proposals will be adopted or the extent to which the business of the Company or the Bank may be affected thereby.
SUPPLEMENTAL STATISTICAL INFORMATION
Schedules I-A through VII present certain statistical information regarding the Company. This information is not audited and should be read in conjunction with the Company’s Consolidated Financial Statements and Notes to Consolidated Financial Statements found at pages 10 — 29 of the 2006 Annual Report to Shareholders.
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
Hurricane Katrina destroyed tens of thousands of homes and businesses in the Company’s trade area, thus resulting in potential loan losses to the Bank subsidiary. An evaluation of the loan portfolio to assess the impact of Hurricane Katrina was initiated by the Company as soon as possible, in accordance with generally accepted accounting principles and established loan review policies. The comments concerning the provision for loan losses and the allowance for loan losses presented in “Management’s Discussion and Analysis” at pages 5 — 9 of the 2006 Annual Report to Shareholders and “Note A — Business and Summary of Significant Accounting Policies” at pages 15 - 29 of the 2006 Annual Report to Shareholders are incorporated herein by reference.

Return on Equity and Assets
The information under the captions “Five-Year Comparative Summary of Selected Financial Information” on page 33 and “Management’s Discussion and Analysis” on pages 5 — 9 of the 2006 Annual Report are incorporated herein by reference.
Dividend Payout

	Years Ended December 31,
	2006	2005	2004

Dividend payout ratio	19.13%	37.74%	33.65%

SCHEDULE I-A
Distribution of Average Assets, Liabilities and Shareholders’ Equity for the Periods Indicated (2)

Years Ended December 31, (In thousands)	2006	2005	2004

ASSETS:
Cash and due from financial institutions	$65,931	$39,162	$33,377
Available for sale securities:
Taxable securities	262,940	181,041	189,371
Non-taxable securities	15,213	14,027	6,272
Other securities	4,940	4,446	5,088
Held to maturity securities:
Taxable securities	137,707	22,991	374
Non-taxable securities	5,791	6,253	3,162
Net loans (1)	366,201	331,404	316,638
Federal funds sold	6,933	40,323	5,825
Other assets	43,703	37,956	29,798

TOTAL ASSETS	$909,359	$677,603	$589,905

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Non-interest bearing deposits	$162,636	$112,922	$62,655
Interest bearing deposits	458,195	337,737	331,305

Total deposits	620,831	450,659	393,960
Federal funds purchased and securities sold under agreements to repurchase	178,663	122,263	95,922
Other liabilities	18,856	16,260	15,958

Total liabilities	818,350	589,182	505,840
Shareholders’ equity	91,009	88,421	84,065

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$909,359	$677,603	$589,905

(1)	Gross loans and discounts, net of unearned income and allowance for loan losses.

(2)	All averages are computed on a daily basis with the exception of deposits, which were computed on a monthly basis in 2004. Daily averages were not available for deposits in 2004.

SCHEDULE I-B
Average (2) Amount Outstanding for Major Categories of Interest Earning Assets
and Interest Bearing Liabilities for the Periods Indicated

Years Ended December 31, (In thousands)	2006	2005	2004

INTEREST EARNING ASSETS:
Loans (1)	$377,172	$338,761	$323,190
Federal funds sold	15,440	40,323	5,825
Available for sale securities:
Taxable securities	262,940	181,041	189,371
Non-taxable securities	15,213	14,027	6,272
Other securities	4,940	4,446	5,088
Held to maturity securities:
Taxable securities	137,707	22,991	374
Non-taxable securities	5,791	6,253	3,162

TOTAL INTEREST EARNING ASSETS	$819,203	$607,842	$533,282

INTEREST BEARING LIABILITIES:
Savings and negotiable interest bearing deposits	$303,239	$223,002	$205,353
Time deposits	154,956	114,735	125,952
Federal funds purchased and securities sold under agreements to repurchase	178,663	122,263	95,922
Other borrowed funds	8,213	7,294	8,355

TOTAL INTEREST BEARING LIABILITIES	$645,071	$467,294	$435,582

(1)	Net of unearned income. Includes nonaccrual loans.

(2)	All averages are computed on a daily basis with the exception of deposits, which were computed on a monthly basis in 2004. Daily averages were not available for deposits in 2004.

SCHEDULE I-C
Interest Earned or Paid on the Major Categories of Interest Earning Assets
and Interest Bearing Liabilities for the Periods Indicated

Years Ended December 31, (In thousands)	2006	2005	2004

INTEREST EARNED ON:
Loans (2)	$28,735	$22,690	$17,526
Federal funds sold	778	1,410	77
Available for sale securities:
Taxable securities	11,886	6,437	6,180
Non-taxable securities	897	799	559
Other securities	189	194	230
Held to maturity securities:
Taxable securities	6,449	808	20
Non-taxable securities	401	421	248

TOTAL INTEREST EARNED (1)	$49,335	$32,759	$24,840

INTEREST PAID ON:
Savings and negotiable interest bearing deposits	$5,408	$2,431	$1,462
Time deposits	5,977	2,866	2,138
Federal funds purchased and securities sold under agreements to repurchase	6,916	1,815	1,043
Other borrowed funds	484	437	447

TOTAL INTEREST PAID	$18,785	$7,549	$5,090

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2006, 2005 and 2004.

(2)	Loan fees of $592, $517 and $588 for 2006, 2005 and 2004, respectively, are included in these figures.

SCHEDULE I-D
Average Interest Rate Earned or Paid for Major Categories of
Interest Earning Assets and Interest Bearing Liabilities for the Periods Indicated

Years Ended December 31, (In thousands)	2006	2005	2004

AVERAGE RATE EARNED ON:
Loans	7.62%	6.70%	5.42%
Federal funds sold	5.04	3.50	1.32
Available for sale securities:
Taxable securities	4.52	3.56	3.27
Non-taxable securities	5.90	5.70	8.91
Other securities	3.83	4.36	4.52
Held to maturity securities:
Taxable securities	4.68	3.51	5.35
Non-taxable securities	6.92	6.73	7.84

TOTAL (weighted average rate) (1)	6.02%	5.39%	4.66%

AVERAGE RATE PAID ON:
Savings and negotiable interest bearing deposits	1.78%	1.09%	0.71%
Time deposits	3.86	2.50	1.70
Federal funds purchased and securities sold under agreements to repurchase	3.87	1.48	1.09
Other borrowed funds	5.89	5.99	5.36

TOTAL (weighted average rate)	2.91%	1.62%	1.17%

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2006, 2005 and 2004.

SCHEDULE I-E
Net Interest Earnings and Net Yield on Interest Earning Assets

Years Ended December 31,
(In thousands except percentages)	2006	2005	2004

Total interest income (1)	$49,335	$32,759	$24,840
Total interest expense	18,785	7,549	5,090

Net interest earnings	$30,550	$25,210	$19,750

Net yield on interest earning assets (2)	3.73%	4.15%	3.75%

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2006, 2005 and 2004.

(2)	Interest income in 2005 included $900,000 received in nonaccrual loan income from prior years not previously recognized. Net yield would have been 4.00% in 2005 without this interest.

SCHEDULE I-F
Analysis of Changes In Interest Income and Interest Expense
(In thousands)

				Attributable to:
	2006	2005	Increase (Decrease)	Volume	Rate	Rate / Volume

INTEREST INCOME:(1)
Loans (2) (3)	$28,735	$22,690	$6,045	$2,573	$3,119	$353
Federal funds sold	778	1,410	(632)	(870)	622	(384)
Available for sale securities:
Taxable securities	11,886	6,437	5,449	2,912	1,747	790
Non-taxable securities	897	799	98	68	28	2
Other securities	189	194	(5)	22	(24)	(3)
Held to maturity securities:
Taxable securities	6,449	808	5,641	4,032	269	1,340
Non-taxable securities	401	421	(20)	(31)	12	(1)

Total	$49,335	$32,759	$16,576	$8,706	$5,773	$2,097

INTEREST EXPENSE:
Savings and negotiable interest bearing deposits	$5,408	$2,431	$2,977	$875	$1,546	$556
Time deposits	5,977	2,866	3,111	1,005	1,560	546
Federal funds purchased and securities sold under agreements to repurchase	6,916	1,815	5,101	837	2,918	1,346
Other borrowed funds	484	437	47	55	(4)	(4)

Total	$18,785	$7,549	$11,236	$2,772	$6,020	$2,444

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2006 and 2005.

(2)	Loan fees are included in these figures.

(3)	Includes interest on nonaccrual loans.

SCHEDULE I-F (continued)
Analysis of Changes in Interest Income and Interest Expense
(In thousands)

				Attributable to:
	2005	2004	Increase (Decrease)	Volume	Rate	Rate / Volume

INTEREST INCOME:(1)
Loans (2) (3)	$22,690	$17,526	$5,164	$844	$4,121	$199
Federal funds sold	1,410	77	1,333	456	127	750
Available for sale securities:
Taxable securities	6,437	6,180	257	(272)	552	(23)
Non-taxable securities	799	559	240	691	(202)	(249)
Other securities	194	230	(36)	(29)	(8)	1
Held to maturity securities:
Taxable securities	808	20	788	1,209	(7)	(414)
Non-taxable securities	421	248	173	242	(35)	(34)

Total	$32,759	$24,840	$7,919	$3,141	$4,548	$230

INTEREST EXPENSE:
Savings and negotiable interest bearing deposits	$2,431	$1,462	$969	$126	$776	$67
Time deposits	2,866	2,138	728	(190)	1,008	(90)
Federal funds purchased and securities sold under agreements to repurchase	1,815	1,043	772	286	381	105
Other borrowed funds	437	447	(10)	(57)	54	(7)

Total	$7,549	$5,090	$2,459	$165	$2,219	$75

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2005 and 2004.

(2)	Loan fees are included in these figures.

(3)	Includes interest on nonaccrual loans.

SCHEDULE II-A
Securities Portfolio
Book Value of Securities Portfolio at the Dates Indicated

December 31, (In thousands):	2006	2005	2004

Available for sale securities:
U. S. Government, agency and corporate obligations	$376,164	$161,301		$156,465
States and political subdivisions	17,085	14,150		13,383
Other securities	3,958	2,943		3,183

Total	$397,207	$178,394		$173,031

Held to maturity securities:
U. S. Government, agency and corporate obligations	$80,487	$127,897	$
States and political subdivisions	5,087	6,150		6,587

Total	$85,574	$134,047		$6,587

SCHEDULE II-B
Maturity of Securities Portfolio at December 31, 2006
And Weighted Average Yields of Such Securities

	Maturity
	(In thousands except percentage data)
			After one but			After five but
	Within one year		within five years			within ten years			After ten years
	Amount	Yield	Amount		Yield	Amount		Yield	Amount		Yield

Available for sale securities:
U. S. Government, agency and corporate obligations	$83,783	4.55%		$240,389	4.82%		$50,007	5.77%		$1,985	6.99%
States and political subdivisions	704	2.75%		5,840	3.79%		6,246	3.86%		4,295	4.51%
Other										3,958	3.83%

Totals	$84,487	4.54%		$246,229	4.80%		$56,253	5.62%		$10,238	5.01%

Held to maturity securities:
U. S. Government, agency and corporate obligations	$80,487	5.10%	$			$			$
States and political subdivisions	461	3.72%		2,032	4.40%		2,364	4.15%		230	4.70%

Totals	$80,948	5.09%		$2,032	4.40%		$2,364	4.15%		$230	4.70%

Note: The weighted average yields are calculated on the basis of cost. Average yields on investments in states and political subdivisions are based on their contractual yield.

SCHEDULE III-A
Loan Portfolio
Loans by Type Outstanding (1)

December 31, (In thousands):	2006	2005	2004	2003	2002

Real estate, construction	$24,317	$20,663	$20,926	$14,896	$21,534
Real estate, mortgage	300,807	258,573	250,676	223,246	197,478
Loans to finance agricultural production and other loans to farmers	2,502	2,795	4,251	3,980	7,375
Commercial and industrial loans	57,796	53,473	44,983	41,832	65,946
Loans to individuals for household, family and other consumer expenditures	13,415	11,812	11,387	15,252	19,522
Obligations of states and political subdivisions	2,094	1,423	1,654	2,560	3,637
All other loans	263	607	316	389	336

Totals	$401,194	$349,346	$334,193	$302,155	$315,828

(1)	No foreign debt outstanding.

SCHEDULE III-B
Maturities and Sensitivity to Changes in
Interest Rates of the Loan Portfolio as of December 31, 2006

	Maturity (In thousands)
		Over one year
	One year or less	through 5 years	Over 5 years	Total

Loans:
Real estate, construction	$16,322	$3,173	$4,822	$24,317
Real estate, mortgage	69,342	155,902	75,563	300,807
Loans to finance agricultural production and other loans to farmers	2,474	28		2,502
Commercial and industrial loans	27,095	29,883	818	57,796
Loans to individuals for household, family and other consumer expenditures	5,206	7,632	577	13,415
Obligations of states and political subdivisions	32	924	1,138	2,094
All other loans	205	58		263

Totals	$120,676	$197,600	$82,918	$401,194

Loans with pre-determined interest rates	$30,892	$143,373	$5,185	$179,450
Loans with floating interest rates	89,784	54,227	77,733	221,744

Totals	$120,676	$197,600	$82,918	$401,194

SCHEDULE III-C
Non-Performing Loans

December 31, (In thousands):	2006	2005	2004	2003	2002

Loans accounted for on a non-accrual basis (1)	$349	$267	$6,164	$7,415	$6,550
Loans which are contractually past due 90 or more days as to interest or principal payment, but are not included above	3,295	762	1,190	4,867	2,828

(1)	The Bank places loans on a nonaccrual status when, in the opinion of Management, they possess sufficient uncertainty as to timely collection of interest or principal so as to preclude the recognition in reported earnings of some or all of the contractual interest. See Note C to the 2006 Annual Report to Shareholders for discussion of impaired loans.

SCHEDULE IV-A
Summary of Loan Loss Expenses
(In thousands except percentage data)

	2006	2005	2004	2003	2002

Average amount of loans outstanding (1)	$377,172	$338,761	$323,190	$293,708	$324,757

Balance of allowance for loan losses at the beginning of period	$10,966	$6,570	$6,399	$6,697	$5,658
Loans charged-off:
Commercial, financial and agricultural	254	37	105	109	139
Consumer and other	475	525	666	1,236	1,926

Total loans charged-off	729	562	771	1,345	2,065
Recoveries of loans previously charged-off:
Commercial, financial and agricultural	147	6	49	42	64
Consumer and other	316	1,338	445	558	612

Total recoveries	463	1,344	494	600	676

Net loans charged-off (recovered)	266	(782)	277	745	1,389
Provision for loan losses charged to operating expense	141	3,614	448	447	2,428

Balance of allowance for loan losses at end of period	$10,841	$10,966	$6,570	$6,399	$6,697

Ratio of net charge-offs during period to average loans outstanding	0.07%	(0.23)%	0.09%	0.25%	0.43%

(1)	Net of unearned income.

SCHEDULE IV-B
Allocation of the Allowance for Loan Losses

	2006		2005		2004		2003		2002
		% of Loans		% of Loans		% of Loans		% of Loans		% of Loans
Balance at December 31,		to Total		to Total		to Total		to Total		to Total
(In thousands)	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Real estate, construction	$1,474	6	$941	5	$860	6	$658	5	$245	7
Real estate, mortgage	6,058	74	7,605	74	3,496	75	3,229	74	3,770	63
Loans to finance agricultural production and other loans to farmers	42	1	28	1	38	1	20	1	70	2
Commercial and industrial loans	3,038	14	2,184	15	2,072	13	1,963	14	2,425	21
Loans to individuals for household, family and other consumer expenditures	225	3	206	3	103	3	525	4	173	5
Obligations of states and political subdivisions		1		1		1		1		1
All other loans	4	1	2	1	1	1	4	1	14	1
Unallocated		N/A		N/A		N/A		N/A		N/A

Totals	$10,841	100	$10,966	100	$6,570	100	$6,399	100	$6,697	100

SCHEDULE V
Summary of Average Deposits and Their Yields

Years Ended December 31,
(In thousands except for	2006		2005		2004
percentage data)	Amount	Rate	Amount	Rate	Amount	Rate

Demand deposits in domestic offices	$162,636	N/A	$112,922	N/A	$62,655	N/A
Negotiable interest bearing deposits in domestic offices	237,391	2.04%	175,686	1.17%	163,391	.70%
Savings deposits in domestic offices	65,848	.87%	47,316	.80%	41,962	.76%
Time deposits in domestic offices	154,956	3.86%	114,735	2.50%	125,952	1.70%

Total deposits	$620,831	1.83%	$450,659	1.18%	$393,960	0.91%

Certificates of deposit outstanding in amounts $100,000 or more (in thousands) by the amount of time remaining until maturity as of December 31, 2006, are as follows:

Remaining maturity:
3 months or less	$58,964
Over 3 through 6 months	23,305
Over 6 months through 12 months	40,235
Over 12 months	10,343

Total	$132,847

SCHEDULE VI
Short Term Borrowings
(In thousands except percentage data)

	2006	2005	2004

Amount outstanding at December 31,	$226,032	$149,268	$87,277
Weighted average interest rate at December 31,	4.50%	0.95%	1.31%
Maximum outstanding at any month-end during year	$231,450	$159,090	$104,679
Average amount outstanding during year	$178,663	$122,263	$95,922
Weighted average interest rate	3.87%	1.48%	1.09%

Note:	Short term borrowings include federal funds purchased from other banks and securities sold under agreements to repurchase.

SCHEDULE VII
Interest Sensitivity/Gap Analysis

December 31, 2006
(In thousands)	0 — 3 Months	4 — 12 Months	1 — 5 Years	Over 5 Years		Total

ASSETS:
Loans (1)	$234,261	$18,265	$143,134		$5,185	$400,845
Available for sale securities	25,940	58,547	246,229		66,491	397,207
Held to maturity securities	46,935	34,013	1,439		3,187	85,574

Total assets	$307,136	$110,825	$390,802		$74,863	$883,626

FUNDING SOURCES:
Interest bearing deposits	$345,036	$85,609	$34,069	$		$464,714
Funds management	226,032					226,032
Long-term funds	49	147	5,716		1,355	7,267

Total funding sources	$571,117	$85,756	$39,785		$1,355	$698,013

REPRICING/MATURITY GAP:
Period	$(263,981)	$25,069	$351,017		$73,508
Cumulative	(263,981)	(238,912)	112,105		185,613
Cumulative Gap/Total Assets	(27.38%)	(24.78)%	11.63%		19.25%

(1)	Amounts stated include fixed and variable rate investments of the balance sheet that are still accruing interest. Variable rate instruments are included in the next period in which they are subject to a change in rate. The principal portions of scheduled payments on fixed rate instruments are included in periods in which they become due or mature.

Liquidity
The information included in Management’s Discussion and Analysis at page 8 in the 2006 Annual Report to Shareholders is incorporated herein by reference.
Capital Resources
The information included in Note J — Shareholders’ Equity in the 2006 Annual Report to Shareholders is incorporated herein by reference.
ITEM 1a — RISK FACTORS
An investment in the Company’s stock involves a number of risks. Investors should carefully consider the following risks as well as the other information in this Annual Report on Form 10-K and the documents incorporated by reference before making an investment decision. The realization of any of the risks described below could have a material adverse affect on the Company and the price of its common stock.
RISKS RELATING TO THE COMPANY’S BUSINESS
Greater loan losses than expected may adversely affect the Company’s earnings.
The investment and loan portfolio subject the Company to credit risk. Credit losses are inherent in the banking business and could have a material adverse effect on the Company’s operating results. The Company makes various assumptions and judgments about the collectibility of its loan portfolio and provides an allowance for estimated loan losses based on a number of factors. The Company believes that its current allowance for loan losses is adequate. However, if the Company’s assumptions or judgments prove to be incorrect, the allowance for loan losses may not be sufficient to cover actual loan losses. The Company may have to increase its allowance in the future in response to the request of its primary banking regulators, to adjust for changing conditions and assumptions or as a result of any deterioration in the quality of the Company’s loan portfolio. The actual amount of future provisions for loan losses cannot be determined at this time and may vary from the amounts of past provisions.
The Company has a high concentration of loans secured by real estate, and a downturn in the real estate market could materially and adversely affect earnings.
A significant portion of the Company’s loan portfolio is dependent on real estate. At December 31, 2006, approximately 81% of the Company’s loans had real estate as a primary or secondary component of collateral. The collateral in each case provides an alternate source of repayment if the borrower defaults and may deteriorate in value during the time the credit is extended. An adverse change in the economy affecting the value of real estate generally or in the Company’s trade area specifically could significantly impair the value of the collateral and the ability to sell the collateral upon foreclosure. Furthermore, it is likely that the Company would be required to increase the provision for loan losses. If the Company were required to liquidate the collateral securing a loan to satisfy the debit during a period of reduced real estate value or to increase the allowance for loan losses, the Company’s profitability and financial condition could be adversely impacted.
The Company has a high concentration of exposure to a number of industries.
The Company has a concentration of loan exposure to the hotel/motel and gaming industries. At December 31, 2006, these exposures were $60,000,000 and $25,000,000 or 15% and 6%, respectively, of the total loan portfolio. Given the size of these relationships, a significant loss in either of these portfolios could materially and adversely affect the Company’s earnings.
An economic downturn or a natural disaster, especially one affecting the Company’s trade area, could adversely affect the Company.
The Company’s primary trade area includes four of the six counties in south Mississippi. With the exception of a number of credits that are considered out of area, the Company’s credit exposure in generally limited to the Mississippi Gulf Coast. As a result, the Company is at risk from adverse economic or business developments, including a downturn in real estate values, and natural disasters including hurricanes, floods and tornadoes. If the Mississippi Gulf Coast economy experiences an overall decline as a result of these adverse developments or natural disasters, the rates of delinquencies, foreclosures, bankruptcies and losses on the loan portfolio would probably increase substantially and the value of real estate or other collateral could be adversely affected.
The Company is subject to industry competition which may have an impact on its success.
The profitability of the Company depends on its ability to compete successfully. The Company operates in a highly competitive financial services environment. Certain competitors are larger and may have more resources than the Company does. The Company faces competition in its trade area from other commercial banks, savings and loan associations, credit unions, internet banks, finance companies, insurance companies, brokerage and investment banking firms and other financial intermediaries. Some of these nonbank competitors are not subject to the same extensive regulations that govern the Company or the Bank and may have greater flexibility in competing for business. Increased competition could require the Company to increase the rates paid on deposits or lower the rates offered on loans, which could adversely affect and also limit future growth and earnings prospects.
The Company’s profitability is vulnerable to interest rate fluctuations.
The Company’s profitability is dependent to a large extent on net interest income, which is the difference between interest income on interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period, a significant increase in market rate of interest could adversely affect net interest income. Conversely, when interest-earning assets mature or reprice more quickly than interest- bearing liabilities, falling interest rates could result in a decrease in net interest income.

In periods of increasing interest rates, loan originations may decline, depending on the performance of the overall economy, which may adversely affect income from these lending activities. Also, increases in interest rates could adversely affect the market value of fixed income assets. In addition, an increase in the general level of interest rates may affect the ability of certain borrowers to pay the interest and principal on their obligations.
Changes in the policies of monetary authorities and other government action could adversely affect the Company’s profitability.
Many factors affect the demand for loans and the ability to attract deposits, including changes in government economic and monetary policies, particularly the Federal Reserve, modifications to tax, banking and credit laws and regulations, national, state and local economic growth rates, employment rates and population trends. The Company’s operating success is heavily dependent upon the ability to maintain a sufficient interest margin between the rates of interest received on loans and investments and the rates paid on deposits and other borrowings. The monetary and economic factors enumerated above, and the need to pay rates sufficient to attract deposits, may adversely affect the Company’s ability to maintain an interest margin sufficient to result in operating profits.
The Company is subject to regulation by various federal and state entities.
The Company is subject to the regulations of the Securities and Exchange Commission (“SEC”), the Federal Reserve Board, the Federal Deposit Insurance Corporation and the Department of Banking. New regulations issued by these agencies may adversely affect the Company’s ability to carry on its business activities. The Company is also subject to various other federal and state laws and certain changes in these laws and regulations may adversely affect the Company’s operations. Noncompliance with certain of these regulations may impact the Company’s business plans.
The Company is also subject to the accounting rules and regulations of the SEC and the Financial Accounting Standards Board. Changes in accounting rules could adversely affect the reported financial statements or results of operations of the Company and may also require additional effort or cost to implement.
The Company is subject to the requirements under The Sarbanes-Oxley Act of 2002 with respect to the assessment of internal controls over financial reporting.
Beginning with the Form 10-K for 2006, the Company’s management is required to report on, and the independent auditors to attest to, the effectiveness of internal controls over financial reporting for each fiscal year end. The rules governing the standards that must be met for management to assess internal controls are complex and require significant documentation and testing. In connection with this effort, the Company has and will continue to incur increased expenses and diversion of Management’s time and other internal resources. In connection with the attestation process by the Company’s independent auditors, Management may encounter problems or delays in completing the implementation for any requested improvements and receiving a favorable attestation. If the Company cannot make the required report, or if the Company’s external auditors are unable to provide an unqualified attestation, investor confidence and the Company’s common stock could be adversely affected.
The Company is subject to anti-terrorism and money laundering legislation.
The Company is subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (the “USA PATRIOT Act”), the Bank Secrecy Act, and rules and regulations of the Office of Foreign Assets Control (the “OFAC”). These statutes and related rules and regulations impose requirements and limitations on specified financial transactions and account relationships, intended to guard against money laundering and terrorism financing. Noncompliance with these rules and regulations may adversely affect the Company’s operations and may impact the Company’s business plans.
The Company relies heavily on technology and computer systems, and advances and changes in technology could significantly affect business.
The Company’s ability to compete depends on the ability to continue to adapt technology on a timely and cost-effective basis to meet customers’ demands. In addition, the Company’s operations are susceptible to negative effects from computer system failures, communication and energy disruption and unethical individuals with technological ability to cause disruptions or failures of data processing systems.
RISKS RELATING TO AN INVESTMENT IN THE COMPANY’S COMMON STOCK
Securities issued by the Company are not FDIC insured.
The Company’s common stock is not a savings or deposit account or other obligation of the Bank and is not insured by the FDIC, the Bank Insurance Fund or any other government agency or instrumentality, or any private insurer and is subject to investment risk, including the possible loss of principal.
The directors of the Company and executive management own a significant number of shares of stock, allowing further control over business and corporate affairs.
The Company’s directors and executive officers beneficially own approximately 19% of the outstanding common stock of Peoples Financial Corporation. As a result, in addition to their day-to-day management roles, they will be able to exercise significant influence on the Company’s business as shareholders, including influence over election of the Board and the authorization of other corporate actions requiring shareholder approval.
Provisions of the Company’s articles of incorporation and bylaws, Mississippi law and state and federal banking regulations could delay or prevent a takeover by a third party.
Certain provisions of the Company’s articles of incorporation and bylaws and of state and federal law may make it more difficult for someone to acquire control of the Company. Under federal law, subject to certain exemptions, a person, entity or group must notify the federal banking agencies before acquiring 10% or more of the outstanding voting stock of a bank holding company, including the Company’s shares. Banking agencies review the acquisition to determine if it will result in a change of control. The banking agencies have 60 days to act on the notice, and take in to account several factors, including the resources of the acquirer and the antitrust effects of the acquisition. There are also Mississippi statutory provisions and provisions in the Company’s articles of incorporation and bylaws that may be used to delay or block a takeover attempt. As a result, these statutory provisions and provisions in the Company’s articles and bylaws could result in the Company being less attractive to a potential acquirer.
The Company’s future ability to pay dividends is subject to restrictions.
Since the Company is a holding company with no significant assets other than the Bank, the Company has no material source of funds other than dividends received from the Bank. Therefore, the ability to pay dividends to the shareholders will depend on the Bank’s ability to pay dividends to the Company. Moreover, banks and bank holding companies are both subject to certain federal and state regulatory restrictions on cash dividends.
ITEM 1b — UNRESOLVED STAFF COMMENTS
None.
ITEM 2 — PROPERTIES
The principal properties of the Company are its 16 business locations, including the Main Office, which is located at 152 Lameuse Street in Biloxi, MS. All such properties are owned by the Company, with the exception of the Pass Christian location. The branch facility which had been located at 125 Henderson Avenue in Pass Christian was completely destroyed in Hurricane Katrina. Since October 2005, the Pass Christian Branch has been located in a modular branch facility located at 129 Fleitas Avenue, which is owned by the City of Pass Christian. While public utilities and services are being restored, city property was made available to local businesses. The Company expects to rebuild a permanent branch facility in the City of Pass Christian during 2007. The Money Center operations of the Bank have been transferred to the Main Office due to the significant damage experienced by the building in Gulfport in which it had been located. All other branch facilities that had been damaged by Hurricane Katrina had been repaired by December 31, 2006. The address of the Main Office and branch locations are listed on page 35 of the 2006 Annual Report to Shareholders.
ITEM 3 — LEGAL PROCEEDINGS
The information included in Note M to the Consolidated Financial Statements included in the 2006 Annual Report to Shareholders is incorporated herein by reference.

ITEM 4 — SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS
None.
PART II
ITEM 5 — MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
The information provided on page 34 of the 2006 Annual Report is incorporated herein by reference.
The following graph compares the Company’s annual percentage change in cumulative total shareholder return on common shares over the last five years with the cumulative total return of a broad equity market index of companies, the NASDAQ Market Index, and a peer group consisting of the Hemscott Industry Group 413 — Regional Southeast Banks. This presentation assumes that $100 was invested in shares of the relevant issuers on January 1, 2002, and that dividends received were immediately invested in additional shares. The graph plots the value of the initial $100 investment at one year intervals. For purposes of constructing this data, the returns of each component issuer have been weighted according to that issuer’s market capitalization.

ITEM 6 — SELECTED FINANCIAL DATA
The information under the caption “Five Year Comparative Summary of Selected Financial Information” on page 33 of the 2006 Annual Report is incorporated herein by reference.
ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 5 — 9 of the 2006 Annual Report is incorporated herein by reference.
The Company’s long-term contractual obligations relate to its borrowings from the Federal Home Loan Bank and the maturities of certificates of deposits. Information relating the maturity of these obligations is found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 9 of the 2006 Annual Report and is incorporated by reference and in Note E on page 20 of the 2006 Annual Report and is incorporated by reference.
ITEM 7a — QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The information under the caption “Quantitative and Qualitative Disclosures about Market Risk” on pages 8 — 9 of the 2006 Annual Report is incorporated herein by reference.
ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
The following consolidated financial statements of the Company and consolidated subsidiaries and the independent auditors’ report appearing on pages 10 — 32 of the 2006 Annual Report are incorporated herein by reference:
Consolidated Statements of Condition on page 10
Consolidated Statements of Income on page 11
Consolidated Statements of Shareholders’ Equity on page 12 — 13
Consolidated Statements of Cash Flows on page 14
Notes to Consolidated Financial Statements on pages 15 — 29
Report of Independent Registered Public Accounting Firm on page 30 — 32

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
On August 9, 2006, the Audit Committee accepted the resignation of the Company’s independent registered public accounting firm, Piltz, Williams, LaRosa & Company, and approved the appointment of Porter Keadle Moore, LLP as the Company’s new independent registered public accounting firm.
In connection with the audits of each of the two fiscal years ended December 31, 2005, and the subsequent interim period through August 9, 2006, there were no disagreements with Piltz, Williams, LaRosa & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.
The audit reports of Piltz, Williams, LaRosa & Company on the consolidated financial statements of Peoples Financial Corporation and subsidiaries as of and for the years ended December 31, 2005 and 2004 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.
Piltz, Williams, LaRosa & Company provided a letter of concurrence, pursuant to Item 304(a)(3) of Regulation S-K, stating agreement with the above statement as an exhibit to the required Form 8-K filed by the Company on August 9, 2006.
ITEM 9a — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of December 31, 2006, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Controls Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13(a) — 15 (f) of the Securities Exchange Act of 1934. In meeting its responsibility, management relies on its accounting and other related control systems. The internal control systems are designed to ensure that transactions are properly authorized and recorded in the Company’s financial records and to safeguard the Company’s assets from material loss or misappropriation.
Management of the Company, including its Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of internal control over financial reporting as of December 31, 2006, using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our assessment included a review of the documentation of controls, evaluations of the design of the internal control system and tests of operating effectiveness of the internal controls. Based on the assessment, management has concluded that the Company had effective internal control over financial reporting as of December 31, 2006.
Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 has been audited by Porter Keadle Moore, LLP, an independent registered public accounting firm, as stated in their report which is incorporated herein by reference.

Chevis C. Swetman	Lauri A. Wood
Chairman, President and Chief Executive Officer	Chief Financial Officer
February 14, 2007	February 14, 2007
ITEM 9b — OTHER INFORMATION
None.

PART III
ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information in Sections II, VII, VIII and IX contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 18, 2007, which was filed by the Company in definitive form with the Commission on March 16, 2007, is incorporated herein by reference.
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
ITEM 11 — EXECUTIVE COMPENSATION
The information in Section V contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 18, 2007, which was filed by the Company in definitive form with the Commission on March 16, 2007, is incorporated herein by reference.
ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information in Sections III and IV contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 18, 2007, which was filed by the Company in definitive form with the Commission on March 16, 2007, is incorporated herein by reference.
ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information in Sections V, VI, VII and IX contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 18, 2007, which was filed by the Company in definitive form with the Commission on March 16, 2007, is incorporated herein by reference.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information in Section XII contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 18, 2007, which was filed by the Company in definitive form with the Commission on March 16, 2007, is incorporated herein by reference.
PART IV
ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	1. Index of Financial Statements:
     See Item 8.
(a)	2. Index of Financial Statement Schedules:
     All other schedules have been omitted as not applicable or not required or because the information has been included in the financial statements or applicable notes.

(a)	3. Index of Exhibits:

		Incorporated by
		Reference to
		Registration or			Exhibit Number in
	Description	File Number	Form of Report	Date of Report	Report

(3.1)	Articles of Incorporation	0-30050	10/a	6/21/99	3.1

(3.2)	By-Laws	0-30050	10/a	6/21/99	3.2

(10.1)	Description of Automobile Plan	0-30050	10-K	12/31/03	10.1

(10.2)	Directors’ Deferred Income Plan Agreements	0-30050	10-K	12/31/03	10.2

(10.3)	Executive Supplemental Income Plan Agreements	0-30050	10-K	12/31/03	10.3

(10.4)	Split Dollar Plan Agreements	0-30050	10-K	12/31/03	10.4

(10.5)	Deferred Compensation Plan	33-15595	10-K	12/31/93	10.5

(10.6)	Description of Stock Incentive Plan	33-15595	10-K	12/31/01	10.6

(13)	Annual Report to Shareholders for year ended December 31, 2006 * (C)

(21)	Proxy Statement for Annual Meeting of Shareholders to be held April 18, 2007

(22)	Subsidiaries of the registrant	33-15595	10-K	12/31/88	22

(23.1)	Consent of Independent Registered Public Accounting Firm — Piltz, Williams, LaRosa & Co. *

(31.1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes -Oxley Act of 2002*

(31.2)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002*

(32.1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. ss. 1350*

(32.2)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. ss. 1350*

(99.1)	Letter Application for Exemption under Authority Given By Section 12(h) of the Exchange Act.	81-00935	34-12H	3/10/06
(c)	Furnished for the information of the Commission only and not deemed “filed” except for those portions which are specifically incorporated herein.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL CORPORATION
(Registrant)

Date:	March 16, 2007

BY:	/s/ Chevis C. Swetman

Chevis C. Swetman, Chairman of the Board
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

BY:	/s/ Chevis C. Swetman

Date:	March 16, 2007

Chevis C. Swetman, Chairman, President and CEO

BY:	/s/ Drew Allen	BY:

Date:	March 16, 2007	Date:

	Drew Allen, Director		Dan Magruder, Director

BY:	/s/ Rex E. Kelly	BY:	/s/ Lyle M. Page

Date:	March 16, 2007	Date:	March 16, 2007

	Rex E. Kelly, Director		Lyle M. Page, Director

		BY:	/s/ Lauri A. Wood

		Date:	March 16, 2007

Lauri A. Wood, Principal Financial and Accounting Officer