Form 10-Q
period 2007-03-31
PEOPLES FINANCIAL CORP /MS/
filed 2007-05-09
CIK 770460

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date. Peoples Financial Corporation has only one class of common stock authorized. At April 30, 2007, there were 15,000,000 shares of $1 par value common stock authorized, and 5,548,199 shares issued and outstanding.

PART I
FINANCIAL INFORMATION
PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

	(Unaudited)	(Audited)	(Unaudited)
March 31, December 31, and March 31,	2007	2006	2006

Assets

Cash and due from banks	$40,476,666	$37,793,493	$64,765,168

Federal funds sold	4,440,000	6,400,000	23,870,000

Held to maturity securities, market value of $43,798,000 - March 31, 2007; $85,519,000 - December 31, 2006; $209,672,000 - March 31, 2006	43,822,161	85,574,260	209,973,869

Available for sale securities, at market value	438,434,671	397,207,489	204,959,326

Federal Home Loan Bank stock, at cost	1,143,200	1,128,500	1,089,800

Loans	422,702,259	401,194,010	354,706,547

Less: Allowance for loan losses	10,854,058	10,841,367	10,975,126

Loans, net	411,848,201	390,352,643	343,731,421

Bank premises and equipment, net of accumulated depreciation	20,961,878	19,658,585	19,453,383

Accrued interest receivable	7,547,823	8,142,230	4,358,496

Other assets	18,087,037	17,765,868	19,073,435

Total assets	$986,761,637	$964,023,068	$891,274,898

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION (Continued)

	(Unaudited)	(Audited)	(Unaudited)
March 31, December 31, and March 31,	2007	2006	2006

Liabilities & Shareholders’ Equity

Liabilities:

Deposits:

Demand, non-interest bearing	$148,453,991	$148,455,754	$181,777,595

Savings and demand, interest bearing	277,213,793	271,331,272	319,689,203

Time, $100,000 or more	137,112,142	132,846,509	62,405,284

Other time deposits	59,685,277	60,536,259	65,540,357

Total deposits	622,465,203	613,169,794	629,412,439

Federal funds purchased and securities sold under agreements to repurchase	238,264,001	226,032,370	155,434,163

Borrowings from Federal Home Loan Bank	7,224,546	7,267,349	7,310,139

Other liabilities	17,648,310	19,320,860	9,314,809

Total liabilities	885,602,060	865,790,373	801,471,550

Shareholders’ Equity:

Common Stock, $1 par value, 15,000,000 shares authorized, 5,548,199, 5,548,199 and 5,548,399 shares issued and outstanding at March 31, 2007, December 31, 2006 and March 31, 2006, respectively	5,548,199	5,548,199	5,548,399

Surplus	65,780,254	65,780,254	65,780,254

Undivided profits	31,969,148	29,253,825	21,464,032

Accumulated other comprehensive income	(2,138,024)	(2,349,583)	(2,989,337)

Total shareholders’ equity	101,159,577	98,232,695	89,803,348

Total liabilities and shareholders’ equity	$986,761,637	$964,023,068	$891,274,898

See Selected Notes to Consolidated Financial Statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

For the Quarter Ended March 31,	2007	2006

Interest income:

Interest and fees on loans	$7,789,889	$6,183,077

Interest and dividends on investments:

U. S. Treasury	1,315,311	1,828,082

U. S. Government agencies and corporations	4,271,533	1,758,533

States and political subdivisions	223,162	208,601

Other investments	143,548	85,974

Interest on federal funds sold	51,109	440,490

Total interest income	13,794,552	10,504,757

Interest expense:

Deposits	3,526,334	2,218,270

Borrowings from Federal Home Loan Bank	114,543	115,866

Federal funds purchased and securities sold under agreements to repurchase	2,725,052	663,245

Total interest expense	6,365,929	2,997,381

Net interest income	7,428,623	7,507,376

Provision for losses on loans	49,000	35,000

Net interest income after provision for losses on loans	$7,379,623	$7,472,376

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Continued)
(Unaudited)

For the Quarter Ended March 31,	2007	2006

Other operating income:

Trust department income and fees	$448,620	$356,017

Service charges on deposit accounts	1,671,861	1,060,487

Other service charges, commissions and fees	57,530	74,507

Other income	471,960	179,529

Total other operating income	2,649,971	1,670,540

Other operating expense:

Salaries and employee benefits	3,387,175	3,033,019

Net occupancy	377,705	343,002

Equipment rentals, depreciation and maintenance	783,670	661,205

Other expense	1,477,721	1,282,240

Total other operating expense	6,026,271	5,319,466

Income before income taxes	4,003,323	3,823,450

Income taxes	1,288,000	1,290,000

Net income	$2,715,323	$2,533,450

Basic and diluted earnings per share	$.49	$.46

See Selected Notes to Consolidated Financial Statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumu
					-lated Other
	# of				Compre	Compre
	Common	Common		Undivided	-hensive	-hensive
	Shares	Stock	Surplus	Profits	Income	Income	Total

Balance, January 1, 2006	5,549,128	$5,549,128	$65,780,254	$18,942,855	$(2,769,106)		$87,503,131

Comprehensive Income:

Net income				2,533,450		$2,533,450	2,533,450

Net unrealized loss on available for sale securities, net of tax					(220,231)	(220,231)	(220,231)

Total comprehensive income						$2,313,219

Retirement of common stock	(729)	(729)		(12,273)			(13,002)

Balance, March 31, 2006	5,548,399	$5,548,399	$65,780,254	$21,464,032	$(2,989,337)		$89,803,348

Note: Balances as of January 1, 2006 were audited.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)

					Accumu- lated Other
	# of				Compre-	Compre-
	Common	Common		Undivided	hensive	hensive
	Shares	Stock	Surplus	Profits	Income	Income	Total

Balance, January 1, 2007	5,548,199	$5,548,199	$65,780,254	$29,253,825	$(2,349,583)		$98,232,695

Comprehensive Income:

Net income				2,715,323		$2,715,323	2,715,323

Net unrealized gain on available for sale securities, net of tax					199,490	199,490	199,490

Reclassification adjustment for available for sale securities called or sold in current year, net of tax					12,069	12,069	12,069

Total comprehensive income						$2,926,882

Balance, March 31, 2007	5,548,199	$5,548,199	$65,780,254	$31,969,148	$(2,138,024)		$101,159,577

Note: Balances as of January 1, 2007 were audited.
See Selected Notes to Consolidated Financial Statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

For the Quarter Ended March 31,	2007	2006

Cash flows from operating activities:

Net income	$2,715,323	$2,533,450

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	435,000	369,000

Provision for losses on loans	49,000	35,000

Gain on sale of Other Real Estate	(10,470)

Loss on sales, calls and liquidation of securities	15,993

Changes in assets and liabilities:

Accrued interest receivable	594,407	(43,138)

Other assets	(319,586)	(241,443)

Other liabilities	(400,414)	1,439,831

Net cash provided by operating activities	3,079,253	4,092,700

Cash flows from investing activities:

Proceeds from maturities and calls of held to maturity securities	47,090,000	62,000,000

Proceeds from maturities, sales and calls of available for sale securities	43,077,975	3,100,292

Purchases of investments in held to maturity securities	(5,337,901)	(137,926,910)

Purchases of investments in available for sale securities	(83,995,457)	(29,999,197)

Purchases of investments in Federal Home Loan Bank	(14,700)	(13,200)

Proceeds from sales of other real estate	55,000	6,000

Loans, net increase	(21,544,558)	(5,386,103)

Acquisition of premises and equipment	(1,738,294)	(1,934,476)

Other assets	(156,296)	(118,278)

Net cash used in investing activities	$(22,564,231)	$(110,271,872)

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

For the Quarter Ended March 31,	2007	2006

Cash flows from financing activities:

Demand and savings deposits, net increase	$5,880,758	$23,786,863

Time deposits, net increase	3,414,651	13,408,234

Borrowings from Federal Home Loan Bank	4,150,000	4,600,000

Repayments to Federal Home Loan Bank	(4,192,803)	(4,641,866)

Retirement of common stock		(13,002)

Cash dividends	(1,276,086)	(1,109,826)

Federal funds purchased and securities sold under agreements to repurchase, net increase	12,231,631	6,166,413

Net cash provided by financing activities	20,208,151	42,196,816

Net increase (decrease) in cash and cash equivalents	723,173	(63,982,356)

Cash and cash equivalents, beginning of period	44,193,493	152,617,524

Cash and cash equivalents, end of period	$44,916,666	$88,635,168

See Selected Notes to Consolidated Financial Statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarters Ended March 31, 2007 and 2006
1. Basis of Presentation:
The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the financial position of the Company and its subsidiaries as of March 31, 2007 and the results of their operations and their cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2006 Annual Report.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.
The results of operations for the quarter ended March 31, 2007, are not necessarily indicative of the results to be expected for the full year.
2. Earnings Per Share:
Per share data is based on the weighted average shares of common stock outstanding of 5,548,199 and 5,548,609 for the quarters ended March 31, 2007 and 2006, respectively.
3. Statements of Cash Flows:
The Company has defined cash and cash equivalents to include cash and due from banks and federal funds sold. The Company paid $6,428,000 and $2,747,000 for the quarters ended March 31, 2007 and 2006, respectively, and $18,445,000 for the year ended December 31, 2006, for interest on deposits and borrowings. Income tax payments of $509,000 were made during the quarter ended March 31, 2007 and $5,310,000 for the year ended December 31, 2006. There were no loans transferred to other real estate during the quarters ended March 31, 2007 and 2006 and loans transferred to other real estate were $144,000 for the year ended December 31, 2006.

4. Investments:
Securities with gross unrealized losses at March 31, 2007 and 2006, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows (in 000’s):

	Less Than Twelve
	Months		Over Twelve Months		Total
		Gross		Gross		Gross
		Unreal-		Unreal-	Fair	Unreal-
March 31, 2007:	Fair Value	ized Loss	Fair Value	ized Loss	Value	ized Loss

U. S. Treasury	$28,794	$30	$31,719	$259	$60,513	$289

U. S. Govt. Agencies	99,887	280	117,020	1,463	216,907	1,743

States and political subdivisions	3,780	41	8,028	177	11,808	218

Mortgage backed securities	9,735	44			9,735	44

FHLMC preferred stock			2,459	616	2,459	616

Total	$142,196	$395	$159,226	$2,515	$301,422	$2,910

	Less Than Twelve
	Months		Over Twelve Months		Total
		Gross		Gross		Gross
		Unreal-		Unreal-	Fair	Unreal-
March 31, 2006:	Fair Value	ized Loss	Fair Value	ized Loss	Value	ized Loss

U. S. Treasury	$157,410	$382	$22,564	$413	$179,974	$795

U. S. Govt. Agencies	127,089	887	75,191	2,286	202,280	3,173

States and political subdivisions	6,297	64	5,717	219	12,014	283

FHLMC preferred stock			2,276	799	2,276	799

Total	$290,796	$1,333	$105,748	$3,717	$396,544	$5,050

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
5. Past Due and Impaired Loans:
Loans past due ninety days or more and still accruing were $3,205,000 and $1,882,000 at March 31, 2007 and 2006, respectively. Nonaccrual loans amounted to approximately $2,268,000 and $410,000 at March 31, 2007 and 2006, respectively.
At March 31, 2007 and 2006, the Company’s other individually evaluated impaired loans included performing loans and totaled $11,217,000 and $15,448,000. The average recorded investment in impaired loans amounted to approximately $13,562,000 and $16,765,000 at March 31, 2007 and 2006, respectively. The Company had $5,219,000 and $5,788,000 of specific allowance related to impaired loans at March 31, 2007 and 2006, respectively. Interest income recognized on impaired loans was $251,000 and $313,000 during the quarters ended March 31, 2007 and 2006, respectively. Interest income recognized on impaired loans if the Company had used the cash-basis method of accounting would have approximated $161,000 and $341,000 during the quarters ended March 31, 2007 and 2006, respectively.
6. Allowance for Loan Losses:
Transactions in the allowance for loan losses were as follows:

	For the Quarter	For the Year	For the Quarter
	Ended March	Ended December	Ended March
	31, 2007	31, 2006	31, 2006

Balance, beginning of period	$10,841,367	$10,966,022	$10,966,022

Provision for loan losses	49,000	141,000	35,000

Recoveries	64,159	463,345	122,250

Loans charged off	(100,468)	(729,000)	(148,146)

Balance, end of period	$10,854,058	$10,841,367	$10,975,126

7. Other Comprehensive Income:
The income tax effect on the accumulated other comprehensive income was $109,000 and ($113,000) at March 31, 2007 and 2006, respectively.

8. Federal Funds Purchased and Securities Sold Under Agreements to Repurchase:
On April 25, 2007, the Board of Directors authorized the Company to establish an additional $10,000,000 unsecured line of credit. As a result, the Company now has facilities in place to purchase federal funds up to $98,000,000 under established credit arrangements in order to meet its liquidity needs.
9. Income Taxes:
The Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the accounting and disclosure for uncertainty in income tax positions and is effective for the Company for the year beginning January 1, 2007. The Company has considered the recognition and measurement requirements of FIN 48 of the benefits recorded in its financial statements for tax positions taken or expected to be taken in its tax returns. Based on its evaluation of these tax positions for open tax years 2003 — 2006, the unrecognized tax benefit, including applicable interest and penalties, is not material to the financial position of the Company as of January 1, 2007.
10. Reclassifications:
Certain reclassifications, which had no effect on prior year net income, have been made to prior period statements to conform to current year presentation.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following presents Management’s discussion and analysis of the consolidated financial condition and results of operations of Peoples Financial Corporation and Subsidiaries (the Company) for the quarters ended March 31, 2007 and 2006. These comments highlight the significant events and should be considered in combination with the Consolidated Financial Statements included in this report on Form 10-Q.
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
Overview
Net income for the first quarter of 2007 was $2,715,000 as compared with $2,533,000 for the first quarter of 2006. This positive result was primarily due to the increase in ATM and NSF fee income during 2007 as compared with 2006. Net interest income decreased from $7,507,000 for the first quarter of 2006 to $7,429,000 for the first quarter of 2007 as a result of the increase in the cost of funds exceeding the increase in interest income.
Total assets reached $987,000,000 at March 31, 2007 as compared with $891,000,000 at March 31, 2006. Strong deposit and non-deposit growth during the last year continues to fund loan demand with excess funds invested in U.S. Government and Agency securities.
Below are the financial highlights for the quarters ended March 31, 2007 and 2006:

For the quarters ended March 31,	2007	2006

Net income per share	$.49	$.46

Book value per share	$18.23	$16.19

Return on average total assets	1.10%	1.15%

Return on average shareholders’ equity	10.89%	8.85%

Allowance for loan losses as a % of loans, net of unearned discount	2.57%	3.09%

Financial Condition
Held to Maturity Securities
Held to maturity securities decreased $166,152,000 at March 31, 2007, compared with March 31, 2006. The significant increase in the balances of deposits and non-deposits product after Hurricane Katrina in August 2005 outpaced loan demand during the last eighteen months. These funds were initially invested in short term U. S. Treasury securities and classified as held to maturity. Proceeds from the maturity of these investments are now primarily funding the purchase of U. S. Agency securities with longer maturities and which are being classified as available for sale. The Company continues to monitor its investment in bonds issued by municipalities which have been affected by Hurricane Katrina. At March 31, 2007, Management has determined that no provision for loss on these investments is required.
Gross unrealized gains for held to maturity securities were $49,000 and $78,000 at March 31, 2007 and 2006, respectively. Gross unrealized losses for held to maturity securities were $73,000 and $380,000 at March 31, 2007 and 2006, respectively. The following schedule reflects the mix of the held to maturity investment portfolio at March 31, 2007 and 2006:

March 31,	2007		2006
	Amount	%	Amount	%

U. S. Treasury	$4,997,361	11%	$134,819,398	64%

U. S. Government agencies	10,000,000	23%	69,000,000	33%

State and political subdivisions	28,824,800	66%	6,154,471	3%

Totals	$43,822,161	100%	$209,973,869	100%

Available for Sale Securities
Available for sale securities increased $233,475,000 at March 31, 2007, compared with March 31, 2006, in the management of the Company’s liquidity position as discussed above. The Company continues to monitor its investment in bonds issued by municipalities which have been affected by Hurricane Katrina. At March 31, 2007, Management has determined that no provision for loss on these investments is required.
Gross unrealized gains were $743,000 and $140,000 and gross unrealized losses were $2,836,000 and $4,670,000 at March 31, 2007 and 2006, respectively. The schedule on page 16 reflects the mix of available for sale securities at March 31, 2007 and 2006:

March 31,	2007		2006
	Amount	%	Amount	%

U. S. Treasury	$82,883,488	19%	$47,320,217	23%

U. S. Government agencies	322,783,121	74%	140,451,521	69%

State and political subdivisions	18,758,816	4%	14,095,381	7%

Mortgage back securities	9,734,834	2%

Other securities	4,274,412	1%	3,092,207	1%

Totals	$438,434,671	100%	$204,959,326	100%

Loans
Loans increased $67,996,000 at March 31, 2007, as compared with March 31, 2006. Minimal loan growth can be attributed to the on-going recovery of the Mississippi Gulf Coast since Hurricane Katrina in August 2005. The Company has supplemented its loan portfolio with out of area and syndicated national casino credits as loan demand fluctuates in its trade area. With the large increase in deposits since Hurricane Katrina far exceeding local loan demand, out of area loans and syndicated national casino loans have been more aggressively pursued and such loans increased $14,000,000 and $21,000,000, respectively, at March 31, 2007 as compared with March 31, 2006.
Bank Premises and Equipment
Bank premises and equipment increased $1,508,000 at March 31, 2007, as compared with March 31, 2006, primarily as a result of construction projects including the expansion at the Main Office and renovations at our Orange Grove Branch.
Accrued Interest Receivable
Accrued interest receivable increased $3,189,000 at March 31, 2007 as compared with March 31, 2006 due to an increase in interest earning assets and the rates earned on those assets.
Other Assets
Other assets decreased $986,000 at March 31, 2007, as compared with March 31, 2006 due to deferred taxes on deferred gains on the sale and retirement of bank premises during the last quarter of 2006.
Deposits
Total deposits decreased $6,947,000 at March 31, 2007, as compared with March 31, 2006. Typically, significant increases or decreases in total deposits and/or significant fluctuations among the different types of deposits from quarter to quarter are anticipated by Management as customers in the gaming/casino industry and county and municipal areas reallocate their resources periodically. Since Hurricane Katrina in August 2005, the Company has realized a significant increase in demand and savings deposits and jumbo CD’s as municipal customers receive federal and state funding and commercial and personal customers receive insurance proceeds, SBA loans, block grants and other forms of assistance. Based on previous post-hurricane experience and expectations with respect to the time frame for reconstruction, the Company anticipates that deposits will continue at or near their present level throughout the remaining quarters of 2007.
The Company has managed its funds including structuring the maturity of investment securities and the classification of investments as well as utilizing other funding sources and structuring their maturity to manage the potential volatility of its deposits.
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase
Federal funds purchased and securities sold under agreements to repurchase increased $82,830,000 at March 31, 2007, as compared with March 31, 2006, primarily as the result of the reallocation of funds by certain customers between deposit products and non-deposit products.
Other Liabilities
Other liabilities increased $8,334,000 at March 31, 2007, as compared with March 31, 2006, primarily as a result of an increase in the liability for the Company’s retiree health plan of $1,158,000 due to the adoption of SFAS 158 and the accrual of $5,000,000 for investments not yet settled at March 31, 2007.
Shareholders’ Equity and Capital Adequacy
Strength, security and stability have been the hallmark of the Company since its founding in 1985 and of its bank subsidiary since its founding in 1896. A strong capital foundation is fundamental to the continuing prosperity of the Company and the security of its customers and shareholders. One measure of capital adequacy is the primary capital ratio which was 11.36% at March 31, 2007, as compared with 11.41% at March 31, 2006. These ratios are well above the regulatory minimum of 6.00%. Management continues to emphasize the importance of maintaining the appropriate capital levels of the Company and has established the goal of maintaining its primary capital ratio at 8.00%, which is the minium requirement for classification as being “well-capitalized” by the banking regulatory authorities.
RESULTS OF OPERATIONS
Net Interest Income
Net interest income, the amount by which interest income on loans, investments and other interest earning assets exceeds interest expense on deposits and other borrowed funds, is the single largest component of the Company’s income. Management’s objective is to provide the largest possible amount of income while balancing interest rate, credit, liquidity and capital risk. Changes in the volume and mix of earning assets and interest-bearing liabilities combined with changes in market rates of interest greatly affect net interest income.

The Company’s net interest margin on a tax-equivalent basis, which is net income as a percentage of average earning assets, was 3.39% at March 31, 2007, down 62 basis points from 4.01% at March 31, 2006. The table that follows this discussion analyzes the changes in tax-equivalent net interest income for the two quarters ended March 31, 2007 and 2006.
Average earning assets increased $131,852,000, or 17%, from $759,023,000 in March 2006 to $890,875,000 in March 2007. The average yield on earning assets improved 66 basis points, from 5.59% at March 31, 2006 to 6.25% at March 31, 2007. The increase in the yield is attributable to increase in prime rate during the second quarter of 2006. The large increase in funds during the last eighteen months has funded the increase in loan demand and the remaining funds have been invested in U.S. Treasury and Agency securities and classified as held to maturity in 2006 and as available for sale in 2007. The loan portfolio generally has a 40%/60% blend of fixed/floating rate term. This fact, coupled with the relatively shorter term duration of investment maturities results in the Company being more asset sensitive to changes in market interest rates.
Average interesting bearing liabilities increased $145,582,000, or 25%, from $576,491,000 in March 2006 to $722,073,000 in March 2007. The average rate paid on interest bearing liabilities increased 145 basis points, from 2.08% in March 2006 to 3.53% in March 2007. This significant increase, as well as the decrease in the net tax-equivalent yield on earning assets, is the result of rates paid on funds management accounts, a non-deposit product classified as federal funds purchased and securities sold under agreement to repurchase.

Analysis of Average Balances, Interest Earned/Paid and Yield
(In Thousands)

	For the Quarter Ended March 31, 2007			For the Quarter Ended March 31, 2006
		Interest			Interest
	Average	Earned/		Average	Earned/
	Balance	Paid	Yield	Balance	Paid	Yield

INTEREST INCOME:

Loans (2)(3)	$403,773	$7,790	7.72%	$348,251	$6,183	7.10%

Federal funds sold	3,750	51	5.44%	35,623	440	4.94%

Held to maturity:

Taxable	54,407	685	5.04%	179,996	1,953	4.34%

Non-taxable (1)	5,029	80	6.36%	6,152	110	7.15%

Available for sale:

Taxable	400,995	4,901	4.89%	170,776	1,634	3.83%

Non-taxable (1)	17,520	258	5.89%	14,188	206	5.81%

Other	5,401	144	10.66%	4,037	86	8.52%

Total	$890,875	$13,909	6.25%	$759,023	$10,612	5.59%

INTEREST EXPENSE:

Savings and demand, interest bearing	$287,874	$1,438	2.00%	$317,422	$1,262	1.59%

Time deposits	195,716	2,088	4.27%	121,827	956	3.14%

Federal funds purchased and securities sold under agreements to repurchase	231,234	2,725	4.71%	129,192	663	2.05%

Borrowings from FHLB	7,249	115	6.35%	8,050	116	5.76%

Total	$722,073	$6,366	3.53%	$576,491	$2,997	2.08%

Net tax-equivalent yield on earnings assets			3.39%			4.01%

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2007 and 2006.

(2)	Loan fees of $159 and $143 for 2007 and 2006, respectively, are included in these figures.

(3)	Includes nonaccrual loans.

Provision for Loan Losses
Management continuously monitors the Company’s relationships with its loan customers, especially those in concentrated industries such as gaming/casino and hotel/motel, as well as the exposure for out of area loans, and their direct and indirect impact on its operations. A thorough analysis of current economic conditions and the quality of the loan portfolio is conducted on a quarterly basis. Management utilized these analyses, with special emphasis on the impact of Hurricane Katrina on the loan portfolio and underlying collateral, in determining the adequacy of its allowance for loan losses at March 31, 2007. In determining potential loan losses as a result of Hurricane Katrina since August 2005, the Company has evaluated its commercial and residential loan portfolios separately.
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
Although more than eighteen months have passed, much uncertainty remains regarding the impact of federal and state assistance, settlement of insurance claims, the availability and affordability of windstorm insurance and the rate and pace of recovery in the Company’s trade area. Commercial and personal customers are still assessing their resources and making decisions about their future plans. Meanwhile, construction costs continue to escalate, further impacting recovery efforts. The ability of customers to service their debt must be carefully considered.
We are starting to realize the full impact of Hurricane Katrina on insurance coverage going forward. Several carriers have announced their intention to restrict coverage in our trade area. For those carriers continuing to write policies on the Gulf Coast, premiums are increasing significantly. Commercial development has already been negatively impacted by the ability to obtain insurance coverage. Ultimately, the effect of the insurance uncertainty may pose a potential risk to a large portion of our loan portfolio.
The Company has identified no additional significant potential losses as a result of Hurricane Katrina since its initial evaluation in September 2005. In fact, some loans which were thought to pose a potential loss during the initial evaluation have shown positive developments. It is also very possible that potential losses, despite the best efforts of the Company, have not yet been identified. Management believes that it is reasonably possible that the actual amount of potential losses as a result of Hurricane Katrina may be less that what was estimated in September 2005, but as a result of the factors discussed above, this amount cannot be reasonably estimated at this time and no provision or negative provision for losses on loans was recorded for the quarter ended March 31, 2007.

The Company recorded a provision of $49,000 during the first quarter of 2007 relating to potential losses on overdrawn deposit accounts.
Trust Department Income and Fees
Trust department income and fees increased $93,000 for the quarter ended March 31, 2007 as compared with the quarter ended March 31, 2006, as a result of an increase in cash management accounts funded with insurance and other proceeds.
Service Charges on Deposit Accounts
Service charges on deposit accounts increased $611,000 for the quarter ended March 31, 2007, as compared with the quarter ended March 31, 2006. This increase is the result of an increase of ATM fee income as transactions at casino ATMs have significantly increased during this period and an increase in NSF fee income due to an increase in the fee charged.
Other Income
Other income increased $292,000 for the quarter ended March 31, 2007 as compared with the quarter ended March 31, 2006, as the result of a gain on the sale of bank premises.
Salaries and Employee Benefits
Salaries and employee benefits increased $354,000 for the quarter ended March 31, 2007, as compared with the quarter ended March 31, 2006. The Company increased salaries and incentives to its employees in order to reward performance and retain personnel within the local competitive employment environment.
Net Occupancy
Net occupancy increased $35,000 for the quarter ended March 31, 2007, as compared with the quarter ended March 31, 2006, as a result of an increase in costs associated with insurance coverage.
Equipment Rentals, Depreciation and Maintenance
Equipment rentals, depreciation and maintenance increased $123,000 for the quarter ended March 31, 2007, as compared with the quarter ended March 31, 2006 due to an increase in repair and maintenance costs. For several quarters after Hurricane Katrina hit in August 2005, repairs and maintenance were covered by the Company’s insurance. Since mid — 2006, however, such costs are once again borne by the Company.
Other Expense
Other expense increased $195,000 for the quarter ended March 31, 2007, as compared with the quarter ended March 31, 2006, as ATM surcharge expense increased based on the increase in the number of ATM transactions during the first quarter of 2007 as compared with the first quarter of 2006.

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
Since Hurricane Katrina, the Company’s deposits and non-deposit accounts have increased significantly as discussed previously. Management carefully monitors its liquidity needs, particularly relating to these potentially volatile deposits. The Company is currently investing its excess funds in short-term U. S. Treasury and Agency Securities. It is anticipated that loan demand will be funded in future quarters from the maturity of these investments. Federal funds sold and federal funds purchased are utilized by the Company to manage its daily liquidity position.
Item 4: Controls and Procedures
As of March 31, 2007, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There were no changes in the Company’s internal control over financial reporting that occurred during the period ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1 — Legal Proceedings
The Company’s bank subsidiary (the “Bank”) filed suit again USF&G in 1998 to recover damages for USF&G’s bad faith failure to defend and indemnify the Bank in connection with a lawsuit filed against the Bank in 1996. The Bank obtained legal representation from a local plaintiff’s attorney and customer (“Attorney”) on a contingent basis.
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
During the course of the case, the Bank and USF&G filed competing motions for summary judgment. The Judge granted summary judgment in the Bank’s favor on the issue of liability and subsequently presided over a settlement conference in which he expressed his opinion about the value of the case in monetary terms. The case was settled on December 24, 2001, for $1.5 million
In 2003, the Attorney, the Judge and other parties were indicted for alleged fraud, bribery, etc. involving various events, including allegations concerning the Bank v. USF&G lawsuit. Neither the Bank nor any Bank employee was indicted. Following the indictments, USF&G filed a civil action against the Attorney, the Judge and the Bank alleging fraud in connection with the outcome of the Bank v. USF&G lawsuit. The complaint demands $2.5 million in compensatory damages and $10 million in punitive damages, prejudgment interest and attorneys’ fees, etc. The USF&G v. Bank suit was stayed until 30 days following the completion of the criminal case. There has been no discovery.
The criminal case against the Attorney, the Judge and other parties concluded on August 12, 2005. No guilty verdicts were returned. The defendants received not guilty verdicts on several counts and there was no verdict (mistrial) on a number of other counts, including the Bank v. USF&G matter. On September 16, 2005, the U. S. Attorney’s office announced that it would retry the Attorney, the Judge and other parties on fraud and bribery charges related to the Bank v. USF&G matter. The new trial began on February 7, 2007. On March 31, 2007, guilty verdicts on counts of bribery, conspiracy, mail fraud/honest services fraud and racketeer influenced corrupt organizations (RICO) violations were returned against the Attorney, the Judge and other parties. The Attorney, the Judge and other parties have indicated that they plan to appeal the guilty verdicts. Despite the verdicts in the criminal case, the USF&G v. Bank suit remains subject to the stay order until the stay order is lifted by the judge in that case.

Item 4 — Submission of Matters to a Vote of Security Holders
(a) The Annual Meeting of Shareholders of the Company was held on April 18, 2007.
(b) The following five directors were elected at the meeting to hold office for a term of one year:

	Approve	Disapprove

Drew Allen	4,994,210.750	335.685

Rex E. Kelly	4,994,210.750	335.685

Dan Magruder	4,994,210.750	335.685

Lyle M. Page	4,860,615.750	133,930.685

Chevis C. Swetman	4,613,582.750	381,963.685
Of the 5,548,199 shares outstanding and eligible to vote on April 18, shares not voted amounted to 539,705.863 and there were 13,946.702 abstentions.
Item 5 — Other Information
(a) On February 28, 2007, the Board of Directors re-appointed the following officers of the Company:

President and CEO	Chevis C. Swetman

Executive Vice President	A. Wes Fulmer

First Vice President	Thomas J. Sliman

Second Vice President	Jeannette E. Romero

Vice President	Robert M. Tucei

Vice President and Secretary	Ann F. Guice

Chief Financial Officer	Lauri A. Wood
Item 6 — Exhibits and Reports on Form 8-K
(a) Exhibits

Exhibit 31.1:	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

Exhibit 31.2:	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

Exhibit 32.1:	Certification of Chief Executive Officer Pursuant to 18 U.S.C. ss. 1350

Exhibit 32.2:	Certification of Chief Financial Officer Pursuant to 18 U.S.C. ss. 1350

(b) Reports on Form 8-K
A Form 8-K was filed on January 23, 2007 and April 16, 2007.

SIGNATURES
Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
  PEOPLES FINANCIAL CORPORATION
(Registrant)

Date: May 9, 2007

By:	/s/ Chevis C. Swetman
Chevis C. Swetman
Chairman, President and Chief Executive Officer

Date: May 9, 2007

By:	/s/ Lauri A. Wood
Lauri A. Wood
Chief Financial Officer and Controller
(principal financial and accounting officer)