Form 10-Q
period 2007-06-30
PEOPLES FINANCIAL CORP /MS/
filed 2007-08-09
CIK 770460

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date. Peoples Financial Corporation has only one class of common stock authorized. At July 31, 2007, there were 15,000,000 shares of $1 par value common stock authorized, and 5,515,782 shares issued and outstanding.

PART I
FINANCIAL INFORMATION
PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

	(Unaudited)	(Audited)	(Unaudited)
June 30, December 31, and June 30,	2007	2006	2006

Assets

Cash and due from banks	$82,045,189	$37,793,493	$59,876,184

Federal funds sold	7,525,000	6,400,000	1,680,000

Held to maturity securities, market value of $15,659,000 - June 30, 2007; $85,519,000 - December 31, 2006; $132,253,000 - June 30, 2006	15,692,746	85,574,260	132,596,937

Available for sale securities, at market value	411,750,551	397,207,489	249,120,369

Federal Home Loan Bank stock, at cost	1,158,100	1,128,500	1,101,700

Loans	429,853,383	401,194,010	401,010,495

Less: Allowance for loan losses	10,864,266	10,841,367	11,042,833

Loans, net	418,989,117	390,352,643	389,967,662

Bank premises and equipment, net of accumulated depreciation	24,242,019	19,658,585	18,340,033

Accrued interest receivable	8,413,007	8,142,230	6,062,262

Other assets	20,804,770	17,765,868	19,836,553

Total assets	$990,620,499	$964,023,068	$878,581,700

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION (Continued)

	(Unaudited)	(Audited)	(Unaudited)
June 30, December 31, and June 30,	2007	2006	2006

Liabilities & Shareholders’ Equity

Liabilities:

Deposits:

Demand, non-interest bearing	$214,329,629	$148,455,754	$167,165,370

Savings and demand, interest bearing	250,239,717	271,331,272	296,176,398

Time, $100,000 or more	144,849,302	132,846,509	97,394,708

Other time deposits	59,289,641	60,536,259	62,255,783

Total deposits	668,708,289	613,169,794	622,992,259

Federal funds purchased and securities sold under agreements to repurchase	197,142,818	226,032,370	148,593,191

Borrowings from Federal Home Loan Bank	13,982,178	7,267,349	7,339,841

Other liabilities	12,322,587	19,320,860	9,436,224

Total liabilities	892,155,872	865,790,373	788,361,515

Shareholders’ Equity:

Common Stock, $1 par value, 15,000,000 shares authorized, 5,515,782, 5,548,199 and 5,548,199 shares issued and outstanding at June 30, 2007, December 31, 2006 and June 30, 2006, respectively	5,515,782	5,548,199	5,548,199

Surplus	65,780,254	65,780,254	65,780,254

Undivided profits	31,792,995	29,253,825	22,851,882

Accumulated other comprehensive income, net of tax	(4,624,404)	(2,349,583)	(3,960,150)

Total shareholders’ equity	98,464,627	98,232,695	90,220,185

Total liabilities and shareholders’ equity	$990,620,499	$964,023,068	$878,581,700

See Selected Notes to Consolidated Financial Statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Quarters Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006

Interest income:

Interest and fees on loans	$8,422,725	$6,871,406	$16,212,614	$13,054,483

Interest and dividends on investments:

U. S. Treasury	1,152,278	1,495,269	2,467,589	3,323,351

U. S. Government agencies and corporations	4,144,884	2,774,493	8,416,417	4,533,026

States and political subdivisions	233,953	208,790	457,115	417,391

Other investments	296,220	39,845	439,768	125,819

Interest on federal funds sold	30,602	98,866	81,711	539,356

Total interest income	14,280,662	11,488,669	28,075,214	21,993,426

Interest expense:

Deposits	3,704,829	2,619,658	7,231,163	4,837,928

Borrowings from Federal Home Loan Bank	165,304	126,525	279,847	242,391

Federal funds purchased and securities sold under agreements to repurchase	2,845,117	1,237,760	5,570,169	1,901,005

Total interest expense	6,715,250	3,983,943	13,081,179	6,981,324

Net interest income	7,565,412	7,504,726	14,994,035	15,012,102

Provision for allowance for losses on loans	51,000	42,000	100,000	77,000

Net interest income after provision for allowance for losses on loans	$7,514,412	$7,462,726	$14,894,035	$14,935,102

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Continued)
(Unaudited)

	For the Quarters Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006

Other operating income:

Trust department income and fees	$449,625	$374,221	$898,245	$730,238

Service charges on deposit accounts	1,631,897	1,244,781	3,303,758	2,305,268

Other service charges, commissions and fees	60,423	76,367	117,953	150,874

Loss on sale of securities	(603,022)		(619,015)

Other income	422,781	452,582	910,734	632,111

Total other operating income	1,961,704	2,147,951	4,611,675	3,818,491

Other operating expense:

Salaries and employee benefits	3,478,055	3,105,195	6,865,231	6,138,214

Net occupancy	541,789	762,230	919,494	1,105,232

Equipment rentals, depreciation and maintenance	834,905	689,064	1,618,575	1,350,269

Other expense	1,425,117	1,077,767	2,902,837	2,360,007

Total other operating expense	6,279,866	5,634,256	12,306,137	10,953,722

Income before income taxes	3,196,250	3,976,421	7,199,573	7,799,871

Income taxes	1,210,000	1,420,000	2,498,000	2,710,000

Net income	$1,986,250	$2,556,421	$4,701,573	$5,089,871

Basic and diluted earnings per share	$.36	$.46	$.85	$.92

See Selected Notes to Consolidated Financial Statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
					Other
					Compre-
	# of Common	Common		Undivided	hensive	Comprehen-
	Shares	Stock	Surplus	Profits	Income	sive Income	Total

Balance, January 1, 2006	5,549,128	$5,549,128	$65,780,254	$18,942,855	$(2,769,106)		$87,503,131

Comprehensive Income:

Net income				5,089,871		$5,089,871	5,089,871

Net unrealized loss on available for sale securities, net of tax					(1,191,044)	(1,191,044)	(1,191,044)

Total comprehensive income						$3,898,827

Retirement of common stock	(929)	(929)		(15,722)			(16,651)

Dividend declared ($ .21 per share)				(1,165,122)			(1,165,122)

Balance, June 30, 2006	5,548,199	$5,548,199	$65,780,254	$22,851,882	$(3,960,150)		$90,220,185

Note: Balances as of January 1, 2006 were audited.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)

					Accumulated
					Other
					Compre-
	# of Common	Common		Undivided	hensive	Comprehen-
	Shares	Stock	Surplus	Profits	Income	sive Income	Total

Balance, January 1, 2007	5,548,199	$5,548,199	$65,780,254	$29,253,825	$(2,349,583)		$98,232,695

Comprehensive Income:

Net income				4,701,573		$4,701,573	4,701,573

Net unrealized loss on available for sale securities, net of tax					(2,630,891)	(2,630,891)	(2,630,891)

Reclassification adjustment for available for sale securities called or sold in the current year, net of tax					356,070	356,070	356,070

Total comprehensive income						$2,426,752

Retirement of common stock	(32,417)	(32,417)		(783,458)			(815,875)

Dividend declared ($ .25 per share)				(1,378,945)			(1,378,945)

Balance, June 30, 2007	5,515,782	$5,515,782	$65,780,254	$31,792,995	$(4,624,404)		$98,464,627

Note: Balances as of January 1, 2007 were audited.
See Selected Notes to Consolidated Financial Statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

For the Six Months Ended June 30,	2007	2006

Cash flows from operating activities:

Net income	$4,701,573	$5,089,871

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation	910,000	758,000

Provision for loan losses	100,000	77,000

Gain on sale of bank premises	(192,200)

Gain on sales of other real estate	(10,470)	(150,000)

Loss on sales of securities	619,015

Changes in assets and liabilities:

Accrued interest receivable	(270,777)	(1,746,904)

Other assets	(866,793)	(224,154)

Other liabilities	(7,810,083)	246,123

Net cash provided by (used in) operating activities	(2,819,735)	4,049,936

Cash flows from investing activities:

Proceeds from maturities and calls of held to maturity securities	75,390,000	153,170,000

Proceeds from maturities, sales and calls of available for sale securities	105,881,327	8,110,292

Purchases of investments in held to maturity securities	(5,508,486)	(151,719,978)

Purchases of investments in available for sale securities	(124,481,485)	(80,634,652)

Purchases of investments in Federal Home Loan Bank	(29,600)	(25,100)

Proceeds from sales of other real estate	55,000	238,000

Loans, net increase	(28,736,474)	(51,705,744)

Proceeds from sale of bank premises	250,000

Acquisition of premises and equipment	(5,551,234)	(1,210,126)

Other assets	(344,428)	(295,685)

Net cash provided by (used in) investing activities	16,924,620	(124,072,993)

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

For the Six Months Ended June 30,	2007	2006

Cash flows from financing activities:

Demand and savings deposits, net increase (decrease)	$44,782,320	$(14,338,167)

Time deposits, net increase	10,756,175	45,113,084

Borrowings from Federal Home Loan Bank	35,850,030	10,607,443

Repayments to Federal Home Loan Bank	(29,135,201)	(10,619,607)

Retirement of common stock	(815,875)	(16,651)

Cash dividends	(1,276,086)	(1,109,826)

Federal funds purchased and securities sold under agreements to repurchase, net decrease	(28,889,552)	(674,559)

Net cash provided by financing activities	31,271,811	28,961,717

Net increase (decrease in) cash and cash equivalents	45,376,696	(91,061,340)

Cash and cash equivalents, beginning of period	44,193,493	152,617,524

Cash and cash equivalents, end of period	$89,570,189	$61,556,184

See Selected Notes to Consolidated Financial Statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2007 and 2006
1. Basis of Presentation:
The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the financial position of the Company and its subsidiaries as of June 30, 2007 and the results of their operations and their cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2006 Annual Report.
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
The results of operations for the six months ended June 30, 2007, are not necessarily indicative of the results to be expected for the full year.
2. Earnings Per Share:
Per share data is based on the weighted average shares of common stock outstanding of 5,541,765 and 5,548,403 for the six months ended June 30, 2007 and 2006, respectively, and 5,535,402 and 5,548,199 for the quarter ended June 30, 2007 and 2006, respectively.
3. Statements of Cash Flows:
The Company has defined cash and cash equivalents to include cash and due from banks and federal funds sold. The Company paid $13,081,000 and $6,873,000 for the six months ended June 30, 2007 and 2006, respectively, for interest on deposits and borrowings. Income tax payments of $3,444,000 and $2,855,000 were made during the six months ended June 30, 2007 and 2006, respectively. Loans transferred to other real estate amounted to $41,000 during the six months ended June 30, 2006.

4. Investments:
Securities with gross unrealized losses at June 30, 2007, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows (in 000’s):

	Less Than Twelve
	Months		Over Twelve Months		Total
		Gross		Gross		Gross
		Unreal-		Unreal-		Unreal-
	Fair Value	ized Loss	Fair Value	ized Loss	Fair Value	ized Loss

U. S. Treasury	$58,659	$289	$28,790	$192	$87,449	$481

U. S. Govt. Agencies	183,094	2,182	88,952	1,534	272,046	3,716

States and political subdivisions	9,888	272	8,135	297	18,023	569

Mortgage backed securities	20,741	684			20,741	684

FHLMC preferred stock			2,459	616	2,459	616

Total	$272,382	$3,427	$128,336	$2,639	$400,718	$6,066

Management evaluates securities for other-than-temporary impairment on a monthly basis. In performing this evaluation, the length of time and the extent to which the fair value has been less than cost and the fact that the Company’s securities are primarily issued by U. S. Treasury and U. S. Government Agencies are considered. In addition, the Company assesses the cause of the decline in value and the intent and ability of the Company to hold these securities until maturity. While available for sale securities have been sold for liquidity purposes, the Company has traditionally held its securities, including those classified as available for sale, until maturity. As a result of this evaluation, the Company has determined that the declines summarized in the table above are not deemed to be other-than-temporary.
5. Past Due and Impaired Loans:
Loans past due ninety days or more and still accruing were $1,489,000 and $5,284,000 at June 30, 2007 and 2006, respectively. Nonaccrual loans amounted to approximately $3,803,000 and $451,000 at June 30, 2007 and 2006, respectively.
At June 30, 2007 and 2006, the Company’s other individually evaluated impaired loans included performing loans and totaled $7,197,000 and $12,429,000. The average recorded investment in impaired loans amounted to approximately $11,008,000 and $13,139,000 at June 30, 2007 and 2006,

respectively. The Company had $5,801,000 and $4,936,000 of specific allowance related to impaired loans at June 30, 2007 and 2006, respectively. Interest income recognized on impaired loans was $124,000 and $261,000 during the six months ended June 30, 2007 and 2006, respectively. Interest income recognized on impaired loans if the Company had used the cash-basis method of accounting would have approximated $125,000 and $321,000 during the six months ended June 30, 2007 and 2006, respectively.
6. Allowance for Loan Losses:
Transactions in the allowance for loan losses were as follows:

	For the Six	For the Year	For the Six
	Months Ended	Ended December	Months Ended
	June 30, 2007	31, 2006	June 30, 2006

Balance, beginning of period	$10,841,367	$10,966,022	$10,966,022

Provision for loan losses	100,000	141,000	77,000

Recoveries	130,645	463,345	227,700

Loans charged off	(207,746)	(729,000)	(227,889)

Balance, end of period	$10,864,266	$10,841,367	$11,042,833

7. Other Comprehensive Income:
The income tax benefit on the accumulated other comprehensive income was $1,172,000 and $614,000 at June 30, 2007 and 2006, respectively.
8. Federal Funds Purchased and Securities Sold Under Agreements to Repurchase:
On June 27, 2007, the Board of Directors authorized the Company to establish an additional $10,000,000 unsecured line of credit. As a result, the Company now has facilities in place to purchase federal funds up to $111,000,000 under established credit arrangements in order to meet its liquidity needs.
9. Notes Payable:
On July 6, 2007, the Company opened a $5,000,000 unsecured line of credit with The Bankers Bank. The line draws interest at 1/2% under New York Prime and requires interest only payments quarterly with all principal and remaining accrued interest due at maturity, which is July 6, 2009.
10. Income Taxes:
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
11. Shareholders’ Equity:
As of July 25, 2007, the Company repurchased and retired 119,184 shares, including 55,974 shares repurchased and retired since July 1, 2007, under a stock repurchase plan originally approved on November 26, 2002 and extended on November 22, 2005. At July 25, 2007, the Company had the authorization to repurchase and retire an additional 20,290 shares under the plan approved on November 26, 2002 and extended November 22, 2005.
On July 25, 2007, the Board of Directors approved a stock repurchase plan under which 2.50%, or approximately 136,000, of the outstanding shares of Company stock may be repurchased and retired.
12. Certain reclassifications, which had no effect on prior year net income, have been made to the prior period statements to conform to current year presentation.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following presents Management’s discussion and analysis of the consolidated financial condition and results of operations of Peoples Financial Corporation and Subsidiaries (the Company) for the six months ended June 30, 2007 and 2006. These comments highlight the significant events and should be considered in combination with the Consolidated Financial Statements included in this report on Form 10-Q.
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
Overview
During the first six months of 2007, net income was $4,702,000, as compared with $5,089,000 for the first six months of 2006. Earnings for the first six months of 2007 included a loss of $409,000, net of taxes, from the sale of securities. Proceeds from the sale of these securities funded liquidity needs of the bank subsidiary.
Total assets reached $991,000,000 at June 30, 2007, with investments increasing $46,000,000 and net loans increasing $29,000,000 at June 30, 2007 as compared with June 30, 2006. These increases were funded by the increase in total deposits of $46,000,000 and increase in non-deposit funds management accounts of $49,000,000 at June 30, 2007 as compared with June 30, 2006, continuing the trend since August of 2005 when Hurricane Katrina hit the Gulf Coast region.
The following compares financial highlights for the six months ended June 30, 2007 and 2006:

For the six months ended June 30,	2007	2006

Net income per share	$.85	$.92
Book value per share	$17.85	$16.26
Return on average total assets	.95%	1.17%
Allowance for loan losses as a % of loans, net of unearned discount	2.53%	2.75%

Financial Condition
Held to Maturity Securities
Held to maturity securities decreased $116,904,000 at June 30, 2007, compared with June 30, 2006. The significant increase in the balances of deposits and non-deposit products after Hurricane Katrina in August 2005 has outpaced loan demand during the last twenty-four months. These funds were initially invested in short term U.S. Treasury securities and classified as held to maturity. Proceeds from the maturity of these investments are now primarily funding the purchase of U.S. Treasury and U.S. Agency securities with longer maturities and which are being classified as available for sale. The Company continues to monitor its investment in bonds issued by municipalities which have been affected by Hurricane Katrina. At June 30, 2007, Management has determined that no provision for loss on these investments is required.
Gross unrealized gains for held to maturity securities were $34,000 and $50,000 at June 30, 2007 and 2006, respectively. Gross unrealized losses were $68,000 and $394,000 at June 30, 2007 and 2006, respectively. The following schedule reflects the mix of the held to maturity investment portfolio at June 30, 2007 and 2006:

June 30,	2007		2006
	Amount	%	Amount	%

U.S. Treasury	$8,994,614	57%	$58,607,734	44%

U.S. Government agencies	2,000,000	13%	68,000,000	51%

States & political subdivisions	4,698,132	30%	5,989,203	5%

Totals	$15,692,746	100%	$132,596,937	100%

Available for Sale Securities
Available for sale securities increased $162,630,000 at June 30, 2007, compared with June 30, 2006, as a result of managing the Company’s liquidity position, as discussed above. The Company continues to monitor its investment in bonds issued by municipalities which have been affected by Hurricane Katrina. At June 30, 2007, Management has determined that no provision for loss on these investments is required.
Gross unrealized gains were $143,000 and $93,000 and gross unrealized losses were $5,999,000 and $6,087,000 at June 30, 2007 and 2006, respectively. The schedule on the following page reflects the mix of available for sale securities at June 30, 2007 and 2006:

June 30,	2007		2006
	Amount	%	Amount	%

U.S. Treasury	$82,463,442	20%	$43,175,580	17%

U.S. Government agencies	285,493,317	69%	187,579,562	75%

Mortgage-backed securities	20,741,398	5%

States and political subdivisions	18,777,682	5%	14,720,813	6%

Other securities	4,274,712	1%	3,644,414	2%

Totals	$411,750,551	100%	$249,120,369	100%

Loans
Loans increased $28,843,000 at June 30, 2007, as compared with June 30, 2006. Slower than expected recovery funding and increasing insurance costs have resulted in only minimal loan growth on the Mississippi Gulf Coast since Hurricane Katrina in August 2005. The Company has supplemented its loan portfolio with out of area and syndicated national casino credits as loan demand fluctuates in its trade area. With the large increase in deposits since Hurricane Katrina far exceeding local loan demand, out of area loans and syndicated national casino loans have been more aggressively pursued and such loans increased $3,100,000 and $14,000,000, respectively, at June 30, 2007 as compared with June 30, 2006.
Bank Premises and Equipment
Bank premises and equipment increased $5,902,000 at June 30, 2007, as compared with June 30, 2006, primarily as a result of construction projects including the expansion of the Main Office and renovations at our Orange Grove branch.
Accrued Interest Receivable
Accrued interest receivable increased $2,351,000 at June 30, 2007, as compared with June 30, 2006, due to an increase in interest earning assets and the rate earned on these assets.
Other Assets
Other assets increased $968,000 at June 30, 2007, as compared with June 30, 2006, primarily due to an increase in deferred taxes on unrealized losses on available for sale securities.
Deposits
Total deposits increased $45,716,000 at June 30, 2007, as compared with June 30, 2006. Typically, significant increases or decreases in total deposits and/or significant fluctuations among the different types of deposits from quarter to quarter are anticipated by Management as customers in the casino and construction industries and county and municipal areas reallocate their resources periodically. Since Hurricane Katrina in August 2005, the Company has realized a significant increase in demand and savings deposits and jumbo CD’s as municipal customers receive federal and state funding and commercial and personal customers begin receiving insurance proceeds, block grants, SBA loans and other forms of assistance. Based on previous post-hurricane experience and expectations with respect to the time frame for reconstruction, the Company anticipates that deposits will continue at or near their present level throughout the remaining quarters of 2007.
The Company has managed its funds including structuring the maturity of investment securities and the classification of investments as well as utilizing other funding sources and structuring their maturity to manage the potential volatility of its deposits.
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase
Federal funds purchased and securities sold under agreements to repurchase increased $48,550,000 at June 30, 2007, as compared with June 30, 2006, as a result of the reallocation of funds by certain commercial customers between deposit and non-deposit products.
Other Liabilities
Other liabilities increased $2,886,000 at June 30, 2007, as compared with June 30, 2006. This increase is primarily a result of an increase in the liability for the Company’s retiree health plan of $1,158,000 due to the adoption of SFAS 158 at December 31, 2006 and to the increase in liabilities related to deferred compensation plans.
Shareholders’ Equity and Capital Adequacy
Strength, security and stability have been the hallmark of the Company since its founding in 1985 and of its bank subsidiary since its founding in 1896. A strong capital foundation is fundamental to the continuing prosperity of the Company and the security of its customers and shareholders. One measure of capital adequacy is the primary capital ratio which was 11.06% at June 30, 2007, as compared with 11.60% at June 30, 2006. These ratios are well above the regulatory minimum of 6.00%. Management continues to emphasize the importance of maintaining the appropriate capital levels of the Company and has established the goal of maintaining its primary capital ratio at 8.00%, which is the minimum requirement for classification as being “well-capitalized” by the banking regulatory authorities.
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
The Company’s net interest margin on a tax-equivalent basis, which is net income as a percentage of average earning assets, was 3.41% at June 30, 2007, down 53 basis points from 3.94% at June 30, 2006. The table that follows this discussion analyzes the changes in tax-equivalent net interest income for the six months ended June 30, 2007 and 2006.

Average earning assets increased $120,746,000, or 16%, from $772,012,000 in June 2006 to $892,758,000 in June 2007. The average yield on earning assets improved 59 basis points, from 5.75% at June 30, 2006 to 6.34% at June 30, 2007. The increase in the yield is attributable to increases in prime rate since January 1, 2006. The large increase in funds from deposit and funds management account growth during the last twenty-four months has funded the increase in loan demand and the remaining funds have been invested in U.S. Treasury and Agency securities and classified as held to maturity in 2006 and as available for sale in 2007. The loan portfolio generally has a 40%/60% blend of fixed/floating rate term. This fact, coupled with the relatively shorter term duration of investment maturities results in the Company being more asset sensitive to changes in market interest rates.
Average interest bearing liabilities increased $139,187,000, or 24%, from $589,827,000 in June 2006 to $729,014,000 in June 2007. The average rate paid on interest bearing liabilities increased 122 basis points, from 2.37% in June 2006 to 3.59% in June 2007. This significant increase, as well as the decrease in the net tax-equivalent yield on earning assets, is largely the result of rates paid on funds management accounts, a non-deposit product classified as federal funds purchased and securities sold under agreement to repurchase.

Analysis of Average Balances, Interest Earned/Paid and Yield
(In Thousands)

	For the Six Months Ended			For the Six Months Ended
	June 30, 2007			June 30, 2006
		Interest			Interest
	Average	Earned/		Average	Earned/
	Balance	Paid	Yield	Balance	Paid	Yield

INTEREST INCOME:

Loans (2)(3)	$415,765	$16,213	7.80%	$356,898	$13,054	7.32%

Federal funds sold	2,967	82	5.53%	21,898	539	4.92%

Held to maturity:

Taxable	39,698	1,001	5.04%	172,470	3,856	4.47%

Non-taxable (1)	4,933	155	6.28%	6,114	218	7.13%

Available for sale:

Taxable	405,738	10,216	5.04%	195,958	3,999	4.08%

Non-taxable (1)	18,240	537	5.89%	14,158	414	5.85%

Other	5,417	106	3.91%	4,516	126	5.58%

Total	$892,758	$28,310	6.34%	$772,012	$22,206	5.75%

INTEREST EXPENSE:

Savings and demand, interest bearing	$281,986	$2,784	1.97%	$311,466	$2,641	1.70%

Time deposits	201,840	4,447	4.41%	130,248	2,197	3.37%

Federal funds purchased and securities sold under agreements to repurchase	235,897	5,570	4.72%	139,925	1,901	2.72%

Borrowings from FHLB	9,291	280	6.03%	8,188	242	5.91%

Total	$729,014	$13,081	3.59%	$589,827	$6,981	2.37%

Net tax-equivalent yield on earning assets			3.41%			3.94%

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2007 and 2006.

(2)	Loan fees of $307and $308 for 2007 and 2006, respectively, are included in these figures.

(3)	Includes nonaccrual loans.

Provision for Loan Losses
Management continuously monitors the Company’s relationships with its loan customers, especially those in concentrated industries such as gaming/casino and hotel/motel, as well as the exposure for out of area loans, and their direct and indirect impact on its operations. A thorough analysis of current economic conditions and the quality of the loan portfolio is conducted on a quarterly basis. Management utilized these analyses, with special emphasis on the impact of Hurricane Katrina on the loan portfolio and underlying collateral, in determining the adequacy of its allowance for loan losses at June 30, 2007. In determining potential loan losses as a result of Hurricane Katrina since August 2005, the Company has evaluated its commercial and residential loan portfolios separately.
Management continues its evaluation in recognition of the extraordinary impact of Katrina on its trade area, attempting to quantify potential losses in accordance with the Company’s established methodology. Loan delinquencies and deposit overdrafts are closely monitored in order to identify developing problems as early as possible.
Additionally, Management has considered the historical data available from the impact of other natural disasters on the Mississippi Gulf Coast and other coastal communities, including the length of time between the storm’s landfall and identification of all losses. Past bank experience with hurricanes and FDIC research have shown that the actual loss position may not be known until two years after the event.
Although almost two years has passed, uncertainty remains regarding the impact of federal assistance, settlement of insurance claims, the availability and affordability of windstorm insurance and the rate and pace of recovery in the Company’s trade area. Commercial and personal customers are still assessing their resources and making decisions about the future plans. Meanwhile, construction costs continue to escalate, further impacting recovery efforts. The ability of customers to service their debt must be carefully considered.
During the last several months, we have started to realize the full impact of Hurricane Katrina on insurance coverage going forward. Several carriers have announced their intention to restrict coverage in our trade area. For those carriers continuing to write policies on the Gulf Coast, premiums are increasing significantly. Commercial development has already been negatively impacted by the ability to obtain insurance coverage. Ultimately, the effect of the insurance uncertainty may pose a potential risk to a large portion of our loan portfolio.
The Company has identified no additional significant potential losses as a result of Hurricane Katrina since its initial evaluation in September 2005. In fact, some loans which were thought to pose a potential loss during the initial evaluation have shown positive developments. It is also very possible that potential losses, despite the best efforts of the Company, have not yet been identified. Management believes that it is reasonably possible that the actual amount of potential loan losses as a result of Hurricane Katrina may be less than what was estimated in September 2005, but as a result of the factors discussed above, this amount cannot be reasonably estimated at this time and no provision or negative provision for losses on loans was recorded for the six months ended June 30, 2007 and 2006.

The Company recorded a provision of $100,000 during the first six months of 2007 which relates to potential losses on overdrawn deposit accounts. This provision is included in the provision for allowance for losses on loans in the consolidated income statement.
Trust Department Income and Fees
Trust Department income and fees increased $168,000 for the first six months of 2007 as compared with the first six months of 2006, as a result of an increase in cash management accounts funded with insurance and other proceeds.
Service Charges on Deposit Accounts
Service charges on deposit accounts increased $998,000 for the six months ended June 30, 2007, as compared with the six months ended June 30, 2006. This increase is almost equally the result of an increase in ATM fee income as transactions at casino ATMs have significantly increased during this period and an increase in NSF fee income due to an increase in the fee charged.
Loss on Sale of Securities
The Company realized a loss from the sale of available for sale securities during the first six months of 2007 of $619,000. The proceeds of these sales were used to fund the liquidity needs of the bank subsidiary.
Other Income
Other income increased $279,000 for the six months ended June 30, 2007 as compared with the six months ended June 30, 2006, primarily as a result of the gain from the sale of bank premises of $192,000.
Salaries and Employee Benefits
Salaries and employee benefits increased $727,000 for the first six months of 2007 as compared with the first six months of 2006. The Company increased salaries to its employees in order to reward performance and retain personnel within the competitive local employment environment.
Net Occupancy
Net occupancy expense decreased $186,000 for the six months ended June 30, 2007 as compared with the six months ended June 30, 2006, as a result of the decrease in costs associated with insurance coverage as the Company has chosen to self fund a portion of its windstorm and fire coverage.
Equipment Rentals, Depreciation and Maintenance
Equipment rentals, depreciation and maintenance increased $268,000 for the six months ended June 30, 2007 as compared with the six months ended June 30, 2006 as a result of an increase in depreciation costs from banking premises acquired during 2006 and 2007.

Other Expense
Other expense increased $543,000 for the six months ended June 30, 2007 as compared with the six months ended June 30, 2006, as a result of the increase in expenses related to offsite ATMs as transactions increase.
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
Item 4: Controls and Procedures
As of June 30, 2007, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There were no changes in the Company’s internal control over financial reporting that occurred during the period ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
(b) Reports on Form 8-K
A Form 8-K was filed on April 16, 2007, June 27, 2007 and July 16, 2007.

SIGNATURES
Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
PEOPLES FINANCIAL CORPORATION
(Registrant)

Date:	August 9, 2007

By:	/s/ Chevis C. Swetman
Chevis C. Swetman
Chairman, President and Chief Executive Officer

Date:	August 9, 2007

By:	/s/ Lauri A. Wood
Lauri A. Wood
Chief Financial Officer and Controller
(principal financial and accounting officer)