Form 10-Q
period 2007-09-30
PEOPLES FINANCIAL CORP /MS/
filed 2007-11-09
CIK 770460

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-12103
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date. Peoples Financial Corporation has only one class of common stock authorized. At October 31, 2007, there were 15,000,000 shares of $1 par value common stock authorized, and 5,431,444 shares issued and outstanding.

PART I
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 4: Controls and Procedures
PART II
Item 1 — Legal Proceedings
Item 4 — Submission of Matters to a Vote of Security Holders
Item 5 — Other Information
Item 6 — Exhibits and Reports on Form 8-K
SIGNATURES
Deferred Compensation Plan
Executive Supplemental Income Plan Agreement - Chevis C. Swetman
Executive Supplemental Income Plan Agreement - A. Wes Fulmer
Executive Supplemental Income Plan Agreement - Lauri A. Wood, Thomas J. Sliman and Robert M. Tucei
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 1350
Certification of CFO Pursuant to Section 1350

PART I
FINANCIAL INFORMATION
PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION

	(Unaudited)	(Audited)	(Unaudited)
September 30, December 31, and September 30,	2007	2006	2006

Assets
Cash and due from banks	$35,630,906	$37,793,493	$64,824,795
Federal funds sold	6,454,000	6,400,000	6,442,000
Held to maturity securities, market value of $8,640,000 - September 30, 2007; $85,519,000 - December 31, 2006; $107,754,000 - September 30, 2006	8,628,186	85,574,260	107,845,418
Available for sale securities, at market value	394,940,089	397,207,489	373,505,852
Federal Home Loan Bank stock, at cost	921,100	1,128,500	1,115,100
Loans	449,998,171	401,194,010	403,182,940
Less: Allowance for loan losses	9,459,090	10,841,367	10,928,307

Loans, net	440,539,081	390,352,643	392,254,633
Bank premises and equipment, net of accumulated depreciation	27,429,772	19,658,585	18,148,828
Accrued interest receivable	6,835,859	8,142,230	7,449,079
Other assets	19,325,221	17,765,868	19,129,164

Total assets	$940,704,214	$964,023,068	$990,714,869

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CONDITION (Continued)

	(Unaudited)	(Audited)	(Unaudited)
September 30, December 31, and September 30,	2007	2006	2006

Liabilities & Shareholders’ Equity
Liabilities:
Deposits:
Demand, non-interest bearing	$137,663,897	$148,455,754	$173,023,256
Savings and demand, interest bearing	242,180,702	271,331,272	298,054,632
Time, $100,000 or more	171,903,684	132,846,509	131,172,939
Other time deposits	58,002,480	60,536,259	61,279,315

Total deposits	609,750,763	613,169,794	663,530,142
Federal funds purchased and securities sold under agreements to repurchase	207,974,079	226,032,370	212,157,926
Borrowings from Federal Home Loan Bank	7,141,740	7,267,349	10,609,371
Other liabilities	12,821,013	19,320,860	9,489,636

Total liabilities	837,687,595	865,790,373	895,787,075
Shareholders’ Equity:
Common Stock, $1 par value, 15,000,000 shares authorized, 5,433,808, 5,548,199 and 5,548,199 shares issued and outstanding at September 30, 2007, December 31, 2006 and September 30, 2006, respectively	5,433,808	5,548,199	5,548,199
Surplus	65,780,254	65,780,254	65,780,254
Undivided profits	33,267,571	29,253,825	25,536,642
Accumulated other comprehensive loss, net of tax	(1,465,014)	(2,349,583)	(1,937,301)

Total shareholders’ equity	103,016,619	98,232,695	94,927,794

Total liabilities and shareholders’ equity	$940,704,214	$964,023,068	$990,714,869

See Selected Notes to Consolidated Financial Statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Quarters Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Interest income:
Interest and fees on loans	$8,919,024	$7,847,283	$25,131,638	$20,901,766
Interest and dividends on investments:
U. S. Treasury	965,272	1,127,800	3,432,861	4,451,151
U. S. Government agencies and corporations	3,723,883	3,717,040	12,140,300	8,250,066
States and political subdivisions	229,574	216,430	686,689	633,821
Other investments	390,273	21,730	830,041	147,549
Interest on federal funds sold	107,931	220,691	189,642	760,047

Total interest income	14,335,957	13,150,974	42,411,171	35,144,400

Interest expense:
Deposits	3,862,267	3,138,781	11,093,430	7,976,709
Borrowings from Federal Home Loan Bank	138,604	120,014	418,451	362,405
Federal funds purchased and securities sold under agreements to repurchase	2,474,717	2,285,413	8,044,886	4,186,418

Total interest expense	6,475,588	5,544,208	19,556,767	12,525,532

Net interest income	7,860,369	7,606,766	22,854,404	22,618,868
Provision for allowance for losses on loans	(1,197,000)	48,000	(1,097,000)	125,000

Net interest income after provision for allowance for losses on loans	$9,057,369	$7,558,766	$23,951,404	$22,493,868

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Continued)
(Unaudited)

	For the Quarters Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Other operating income:
Trust department income and fees	$495,172	$498,627	$1,393,417	$1,228,865
Service charges on deposit accounts	1,710,913	1,391,013	5,014,671	3,696,281
Gain (loss) on sale of securities	4,688		(614,327)
Other income	293,266	418,227	1,321,953	1,201,212

Total other operating income	2,504,039	2,307,867	7,115,714	6,126,358

Other operating expenses:
Salaries and employee benefits	3,743,041	3,295,811	10,608,272	9,434,025
Net occupancy	524,162	370,838	1,443,656	1,476,070
Equipment rentals, depreciation and maintenance	810,879	726,905	2,429,454	2,077,174
Other expense	1,508,815	1,358,319	4,411,652	3,718,326

Total other operating expenses	6,586,897	5,751,873	18,893,034	16,705,595

Income before income taxes	4,974,511	4,114,760	12,174,084	11,914,631
Income taxes	1,580,000	1,430,000	4,078,000	4,140,000

Net income	$3,394,511	$2,684,760	$8,096,084	$7,774,631

Basic and diluted earnings per share	$.62	$.48	$1.47	$1.40

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

Note: Balances as of January 1, 2006 were audited.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)

					Accumulated
					Other
					Compre-
	# of Common	Common		Undivided	hensive	Comprehen-
	Shares	Stock	Surplus	Profits	Income	sive Income	Total

Balance, January 1, 2007	5,548,199	$5,548,199	$65,780,254	$29,253,825	$(2,349,583)		$98,232,695
Comprehensive Income:
Net income				8,096,084		$8,096,084	8,096,084
Net unrealized gain on available for sale securities, net of tax					787,694	787,694	787,694
Reclassification adjustment for available for sale securities called or sold in the current year, net of tax					96,875	96,875	96,875

Total comprehensive income						$8,980,653

Retirement of common stock	(114,391)	(114,391)		(2,703,393)			(2,817,784)
Dividend declared ($ .25 per share)				(1,378,945)			(1,378,945)

Balance, September 30, 2007	5,433,808	$5,433,808	$65,780,254	$33,267,571	$(1,465,014)		$103,016,619

Note: Balances as of January 1, 2007 were audited.
See Selected Notes to Consolidated Financial Statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

For the Nine Months Ended September 30,	2007	2006

Cash flows from operating activities:
Net income	$8,096,084	$7,774,631
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,385,000	1,177,000
Provision for allowance for losses on loans	(1,097,000)	125,000
Provision for losses on other real estate		3,129
Gain on sale of bank premises	(192,200)	(159,669)
Gain on sales of other real estate	(10,470)	(150,000)
Loss on sales of securities	614,327
Changes in assets and liabilities:
Accrued interest receivable	1,306,371	(3,133,721)
Other assets	(764,856)	(370,722)
Other liabilities	(5,928,288)	1,393,290

Net cash provided by operating activities	3,408,968	6,658,938

Cash flows from investing activities:
Proceeds from maturities and calls of held to maturity securities	82,460,000	212,720,000
Proceeds from maturities, sales and calls of available for sale securities	137,413,444	18,250,292
Purchases of investments in held to maturity securities	(5,513,926)	(186,518,459)
Purchases of investments in available for sale securities	(134,426,587)	(212,094,319)
Purchases (sales) of investments in Federal Home Loan Bank	207,400	(38,500)
Loans, net increase	(49,108,938)	(54,040,715)
Acquisition of premises and equipment	(9,213,987)	(1,595,372)
Proceeds from sale of bank premises	250,000	317,120
Proceeds from sales of other real estate	55,000	238,000

Other assets	(564,215)	(416,457)

Net cash provided by (used in) investing activities	21,558,191	(223,178,410)

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

For the Nine Months Ended September 30,	2007	2006

Cash flows from financing activities:
Demand and savings deposits, net decrease	$(39,942,427)	$(6,602,047)
Time deposits, net increase	36,523,396	77,914,847
Borrowings from Federal Home Loan Bank	45,800,375	17,240,727
Repayments to Federal Home Loan Bank	(45,925,984)	(13,983,361)
Retirement of common stock	(2,817,784)	(16,651)
Cash dividends	(2,655,031)	(2,274,948)
Federal funds purchased and securities sold under agreements to repurchase, net increase (decrease)	(18,058,291)	62,890,176

Net cash provided by (used in) financing activities	(27,075,746)	135,168,743

Net decrease in cash and cash equivalents	(2,108,587)	(81,350,729)

Cash and cash equivalents, beginning of period	44,193,493	152,617,524

Cash and cash equivalents, end of period	$42,084,906	$71,266,795

See Selected Notes to Consolidated Financial Statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2007 and 2006
1. Basis of Presentation:
The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the financial position of the Company and its subsidiaries as of September 30, 2007 and the results of their operations and their cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2006 Annual Report.
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
The results of operations for the nine months ended September 30, 2007, are not necessarily indicative of the results to be expected for the full year.
2. Earnings Per Share:
Per share data is based on the weighted average shares of common stock outstanding of 5,512,283 and 5,548,334 for the nine months ended September 30, 2007 and 2006, respectively, and 5,454,281 and 5,548,199 for the quarters ended September 30, 2007 and 2006, respectively.
3. Statements of Cash Flows:
The Company has defined cash and cash equivalents to include cash and due from banks and federal funds sold. The Company paid $19,557,000 and $12,285,000 for the nine months ended September 30, 2007 and 2006, respectively, for interest on deposits and borrowings. Income tax payments of $4,194,000 and $4,001,000 were made during the nine months ended September 30, 2007 and 2006, respectively. Loans transferred to other real estate amounted to $20,000 and $41,000 during the nine months ended September 30, 2007 and 2006, respectively.

4. Investments:
Securities with gross unrealized losses at September 30, 2007, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows (in 000’s):

	Less Than Twelve
	Months			Over Twelve Months		Total
			Gross		Gross		Gross
			Unreal-		Unreal-	Fair	Unreal-
	Fair Value		ized Loss	Fair Value	ized Loss	Value	ized Loss

U. S. Treasury	$		$	$8,950	$45	$8,950	$45
U. S. Govt. Agencies		50,676	437	60,002	488	110,678	925
States and political subdivisions		7,146	168	8,460	200	15,606	368
Mortgage backed securities		25,516	422			25,516	422
FHLMC preferred stock				2,489	586	2,489	586

Total		$83,338	$1,027	$79,901	$1,319	$163,239	$2,346

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
5. Past Due and Impaired Loans:
Loans past due ninety days or more and still accruing were $272,000 and $1,366,000 at September 30, 2007 and 2006, respectively. Nonaccrual loans amounted to approximately $136,000 and $402,000 at September 30, 2007 and 2006, respectively.

At September 30, 2007 and 2006, the Company’s other individually evaluated impaired loans included performing loans and totaled $8,314,000 and $13,026,000. The average recorded investment in impaired loans amounted to approximately $8,328,000 and $13,504,000 at September 30, 2007 and 2006, respectively. The Company had $5,032,000 and $4,619,000 of specific allowance related to impaired loans at September 30, 2007 and 2006, respectively. Interest income recognized on impaired loans was $172,000 and $289,000 during the nine months ended September 30, 2007 and 2006, respectively. Interest income recognized on impaired loans if the Company had used the cash-basis method of accounting would have approximated $224,000 and $300,000 during the nine months ended September 30, 2007 and 2006, respectively.
6. Allowance for Loan Losses:
Transactions in the allowance for loan losses were as follows:

	For the Nine		For the Nine
	Months Ended	For the Year	Months Ended
	September 30,	Ended December	September 30,
	2007	31, 2006	2006

Balance, beginning of period	$10,841,367	$10,966,022	$10,966,022
Provision for loan losses	(1,097,000)	141,000	125,000
Recoveries	211,395	463,345	316,646
Loans charged off	(496,672)	(729,000)	(479,361)

Balance, end of period	$9,459,090	$10,841,367	$10,928,307

7. Other Comprehensive Income:
The income tax benefit on the accumulated other comprehensive income was $455,000 and $428,000 at September 30, 2007 and 2006, respectively.
8. Federal Funds Purchased and Securities Sold Under Agreements to Repurchase:
On June 27, 2007, the Board of Directors authorized the Company to establish an additional $10,000,000 unsecured line of credit. As a result, the Company now has facilities in place to purchase federal funds up to $111,000,000 under established credit arrangements in order to meet its liquidity needs.
9. Notes Payable:
On June 27, 2007, the Board of Directors authorized the Company to open a $5,000,000 unsecured line of credit with The Bankers Bank. The line draws interest at 1/2% under New York Prime and requires interest only payments quarterly with all principal and remaining accrued interest due at maturity, which is July 6, 2009.

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

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following presents Management’s discussion and analysis of the consolidated financial condition and results of operations of Peoples Financial Corporation and Subsidiaries (the Company) for the nine months ended September 30, 2007 and 2006. These comments highlight the significant events and should be considered in combination with the Consolidated Financial Statements included in this report on Form 10-Q.
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
Overview
Total assets decreased from $991,000,000 at September 30, 2006 to $941,000,000 at September 30, 2007. The Company has maintained most of the deposit growth realized since Hurricane Katrina in August of 2005, but some volatility has been experienced during the last two quarters. Further significant decreases in total deposits is not anticipated over the next several quarters.
During the third quarter of 2007, non-performing loans, especially loans on nonaccrual, have decreased significantly. The Company anticipated an overall material deterioration in the quality of its loan portfolio as a result of Hurricane Katrina. Fortunately, this deterioration has not been realized and, along with the improvement in asset quality during 2007, contributed to Management’s decision to record a negative provision for loan losses during the third quarter.
During the first nine months of 2007, net income was $8,096,000, as compared with $7,775,000 for the first nine months of 2006. Earnings for the first nine months of 2007 included a negative loan loss provision of $724,000, net of taxes, and a loss on the sale of securities of $405,000, net of taxes. Income from operations, when adjusted for these non-recurring events, was $7,777,000 for the nine months ended September 30, 2007.

The following compares financial highlights for the nine months ended September 30, 2007 and 2006:

For the nine months ended September 30,	2007	2006

Net income per share	$1.47	$1.40
Book value per share	$18.96	$17.11
Return on average total assets	1.12%	1.12%
Allowance for loan losses as a % of loans, net of unearned discount	2.10%	2.71%
Financial Condition
Held to Maturity Securities
Held to maturity securities decreased $99,217,000 at September 30, 2007, compared with September 30, 2006. The significant increase in the balances of deposits and non-deposit products after Hurricane Katrina in August 2005 has outpaced loan demand during the last twenty-four months. These funds were initially invested in short term U.S. Treasury securities and classified as held to maturity. Proceeds from the maturity of these investments are now primarily funding the purchase of U.S. Treasury securities, U.S. Agency securities and mortgage-backed securities with longer maturities and which are being classified as available for sale.
Gross unrealized gains for held to maturity securities were $37,000 and $61,000 at September 30, 2007 and 2006, respectively. Gross unrealized losses were $25,000 and $152,000 at September 30, 2007 and 2006, respectively. The following schedule reflects the mix of the held to maturity investment portfolio at September 30, 2007 and 2006:

September 30,	2007		2006
	Amount	%	Amount	%

U.S. Treasury	$3,999,145	46%	$43,499,182	40%
U.S. Government agencies			58,904,984	55%
States & political subdivisions	4,629,041	54%	5,441,252	5%

Totals	$8,628,186	100%	$107,845,418	100%

Available for Sale Securities
Available for sale securities increased $21,434,000 at September 30, 2007, compared with September 30, 2006, as a result of managing the Company’s liquidity position, as discussed above. The Company has recently invested in mortgage-backed securities, which are in either FNMA or FHLMC Gold pools. Management has evaluated its portfolio of these securities, carefully considering the potential effects of the recent subprime lending crisis, and has determined that there is no material risk to its mortgage-backed securities.
Gross unrealized gains were $1,237,000 and $640,000 and gross unrealized losses were $2,322,000 and $3,568,000 at September 30, 2007 and 2006, respectively. The following schedule reflects the mix of available for sale securities at September 30, 2007 and 2006:

September 30,	2007		2006
	Amount	%	Amount	%

U.S. Treasury	$76,466,040	19%	$53,617,300	14%
U.S. Government agencies	269,818,394	69%	299,165,147	80%
Mortgage-backed securities	25,516,408	6%
States and political subdivisions	18,834,535	5%	16,786,495	5%
Other securities	4,304,712	1%	3,936,910	1%

Totals	$394,940,089	100%	$373,505,852	100%

Loans
Loans increased $46,815,000 at September 30, 2007, as compared with September 30, 2006. Slower than expected recovery funding and increasing insurance costs have resulted in minimal loan growth on the Mississippi Gulf Coast since Hurricane Katrina in August 2005. The Company has supplemented its loan portfolio with out of area and syndicated national casino credits as loan demand fluctuates in its trade area. With the large increase in deposits since Hurricane Katrina far exceeding local loan demand, out of area loans and syndicated national casino loans have been more aggressively pursued and such loans increased $15,865,000 and $25,733,000, respectively, at September 30, 2007 as compared with September 30, 2006.
Bank Premises and Equipment
Bank premises and equipment increased $9,281,000 at September 30, 2007, as compared with September 30, 2006, primarily as a result of construction projects including the expansion of the Main Office and renovations at our Orange Grove branch.
Accrued Interest Receivable
Accrued interest receivable decreased $613,000 at September 30, 2007, as compared with September 30, 2006, due to an decrease in interest earning assets during the quarter.

Deposits
Total deposits decreased $53,779,000 at September 30, 2007, as compared with September 30, 2006. Typically, significant increases or decreases in total deposits and/or significant fluctuations among the different types of deposits from quarter to quarter are anticipated by Management as customers in the casino and construction industries and county and municipal areas reallocate their resources periodically. Since Hurricane Katrina in August 2005, the Company has realized a significant increase in demand and savings deposits and jumbo CD’s as municipal customers receive federal and state funding and commercial and personal customers have received insurance proceeds, block grants, SBA loans and other forms of assistance.
During 2007, fluctuations in total deposits and among the types of deposits have been affected by the transfer of funds from demand and savings deposits and into certificates of deposit in the Company’s bank subsidiary and in other financial institutions. The Company’s trade area has experienced a very competitive rate environment, particularly since the beginning of 2007. As a result, the cost of funds has increased, particularly for certificates of deposit. In some cases, the Company has determined that it would not match a higher rate offered to our customer by a competitor, even if this action resulted in a customer transferring their funds to another financial institution.
The Company has managed its funds including structuring the maturity of investment securities and the classification of investments as well as utilizing other funding sources and structuring their maturity to manage the potential volatility of its deposits.
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase
Federal funds purchased and securities sold under agreements to repurchase decreased $4,184,000 at September 30, 2007, as compared with September 30, 2006, as a result of the reallocation of funds by certain commercial customers between deposit and non-deposit products.
Borrowings from Federal Home Loan Bank
The Company obtains funds from the Federal Home Loan Bank as a part of the management of its liquidity position. Borrowings from Federal Home Loan Bank decreased $3,468,000 at September 30, 2007 as compared with September 30, 2006 according to those liquidity needs.
Other Liabilities
Other liabilities increased $3,331,000 at September 30, 2007, as compared with September 30, 2006. This increase is primarily a result of an increase in the liability for the Company’s retiree health plan of $1,158,000 due to the adoption of SFAS 158 at December 31, 2006 and to the increase in liabilities related to deferred compensation plans.
Shareholders’ Equity and Capital Adequacy
Strength, security and stability have been the hallmark of the Company since its founding in 1985 and of its bank subsidiary since its founding in 1896. A strong capital foundation is fundamental to the continuing prosperity of the Company and the security of its customers and shareholders. One measure of capital adequacy is the primary capital ratio which was 11.69% at September 30, 2007, as compared with 11.40% at September 30, 2006. These ratios are well above the regulatory minimum of 6.00%. Management continues to emphasize the importance of maintaining the appropriate capital levels of the Company and has established the goal of maintaining its primary capital ratio at 8.00%, which is the minimum requirement for classification as being “well-capitalized” by the banking regulatory authorities.
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
The Company’s net interest margin on a tax-equivalent basis, which is net income as a percentage of average earning assets, was 3.51% at September 30, 2007, down 32 basis points from 3.83% at September 30, 2006. The table that follows this discussion analyzes the changes in tax-equivalent net interest income for the nine months ended September 30, 2007 and 2006.
Average earning assets increased $81,266,000, or 10%, from $799,445,000 in September 2006 to $880,711,000 in September 2007. The average yield on earning assets improved 55 basis points, from 5.92% at September 30, 2006 to 6.47% at September 30, 2007. The increase in the yield is attributable to increases in prime rate since January 1, 2006. The large increase in funds from deposit and funds management account growth during the last twenty-four months has funded the increase in loan demand and the remaining funds have been invested in U.S. Treasury and Agency securities and classified as held to maturity in 2006 and as available for sale in 2007. The loan portfolio generally has a 40%/60% blend of fixed/floating rate term. This fact, coupled with the relatively shorter term duration of investment maturities results in the Company being more asset sensitive to changes in market interest rates.
Average interest bearing liabilities increased $97,418,000, or 16%, from $622,915,000 in September 2006 to $720,333,000 in September 2007. The average rate paid on interest bearing liabilities increased 94 basis points, from 2.68% in September 2006 to 3.62% in September 2007. This significant increase, as well as the decrease in the net tax-equivalent yield on earning assets, is largely the result of rates paid on certificates of deposits and funds management accounts, a non-deposit product classified as federal funds purchased and securities sold under agreement to repurchase.

Analysis of Average Balances, Interest Earned/Paid and Yield
(In Thousands)

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2007			September 30, 2006
		Interest			Interest
	Average	Earned/		Average	Earned/
	Balance	Paid	Yield	Balance	Paid	Yield

INTEREST INCOME:
Loans (2)(3)	$421,795	$25,132	7.94%	$371,693	$20,902	7.50%
Federal funds sold	4,839	189	5.21%	18,138	760	5.59%
Held to maturity:
Taxable	28,085	1,060	5.03%	153,559	5,288	4.59%
Non-taxable (1)	4,830	229	6.32%	5,949	314	7.04%
Available for sale:
Taxable	397,409	15,161	5.09%	230,558	7,413	4.29%
Non-taxable (1)	18,382	811	5.89%	14,650	646	5.88%
Other	5,371	183	4.54%	4,898	148	4.03%

Total	$880,711	$42,765	6.47%	$799,445	$35,471	5.92%

INTEREST EXPENSE:
Savings and demand, interest bearing	$276,246	$4,225	2.04%	$309,084	$4,040	1.74%
Time deposits	206,536	6,869	4.43%	143,819	3,938	3.65%
Federal funds purchased and securities sold under agreements to repurchase	228,248	8,045	4.70%	161,824	4,186	3.45%
Borrowings from FHLB	9,303	418	5.99%	8,188	362	5.89%

Total	$720,333	$19,557	3.62%	$622,915	$12,526	2.68%

Net tax-equivalent yield on earning assets			3.51%			3.83%

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2007 and 2006.

(2)	Loan fees of $683 and $425 for 2007 and 2006, respectively, are included in these figures.

(3)	Includes nonaccrual loans.

Provision for Loan Losses
Management continuously monitors the Company’s relationships with its loan customers, especially those in concentrated industries such as gaming/casino and hotel/motel, as well as the exposure for out of area loans, and their direct and indirect impact on its operations. A thorough analysis of current economic conditions and the quality of the loan portfolio is conducted on a quarterly basis. Management utilized these analyses, with special emphasis on the impact of Hurricane Katrina on the loan portfolio and underlying collateral, in determining the adequacy of its allowance for loan losses at September 30, 2007. In determining potential loan losses as a result of Hurricane Katrina since August 2005, the Company evaluated its commercial and residential loan portfolios separately.
Management continues its evaluation in recognition of the extraordinary impact of Katrina on its trade area, attempting to quantify potential losses in accordance with the Company’s established methodology. Loan performance and deposit overdrafts are closely monitored in order to identify developing problems as early as possible.
Since Hurricane Katrina struck the Mississippi Gulf Coast in August of 2005, many issues have been considered in the Company’s evaluation. Uncertainty regarding the impact of federal assistance, settlement of insurance claims, the availability and affordability of windstorm insurance, the rate and pace of recovery in the Company’s trade area, increasing construction costs and the ability of customers to service their debt must be carefully considered.
The overall material deterioration in asset quality anticipated by the effects of Hurricane Katrina during the initial evaluation has not been realized and the Company has identified no additional significant potential losses as a result of Hurricane Katrina since its initial evaluation in September 2005. During the third quarter of 2007, non-performing loans have decreased significantly with loans past due 90 days and still accruing dropping from $1,489,000 at June 30, 2007 to $272,000 at September 30, 2007 and nonaccrual loans falling from $3,803,000 at June 30, 2007 to $136,000 at September 30, 2007.
Additionally, Management has considered the historical data available from the impact of other natural disasters on the Mississippi Gulf Coast and other coastal communities, including the length of time between the storm’s landfall and identification of all losses. Past bank experience with hurricanes and FDIC research have shown that the actual loss position generally becomes apparent within a two year window after the event.
Strong asset quality and the passage of time strongly contributed to Management’s decision to record a negative provision for loan losses of $1,250,000 during the third quarter.
The Company recorded a provision of $153,000 during the first nine months of 2007 which relates to potential losses on overdrawn deposit accounts. This provision is included in the provision for allowance for losses on loans in the consolidated income statement.

Trust Department Income and Fees
Trust Department income and fees increased $165,000 for the first nine months of 2007 as compared with the first nine months of 2006, as a result of an increase in cash management accounts funded with insurance and other proceeds.
Service Charges on Deposit Accounts
Service charges on deposit accounts increased $1,318,000 for the nine months ended September 30, 2007, as compared with the nine months ended September 30, 2006. This increase is almost equally the result of an increase in ATM fee income as transactions at casino ATMs have significantly increased during this period and an increase in NSF fee income due to an increase in the fee charged.
Loss on Sale of Securities
The Company realized a loss from the sale of available for sale securities during the first nine months of 2007 of $614,000. The proceeds of these sales were used to fund the liquidity needs of the bank subsidiary.
Other Income
Other income increased $121,000 for the nine months ended September 30, 2007 as compared with the nine months ended September 30, 2006, primarily as a result of the gain from the sale of bank premises of $192,000.
Salaries and Employee Benefits
Salaries and employee benefits increased $1,174,000 for the first nine months of 2007 as compared with the first nine months of 2006. The Company increased salaries to its employees in order to reward performance and retain personnel within the competitive local employment environment.
Equipment Rentals, Depreciation and Maintenance
Equipment rentals, depreciation and maintenance increased $352,000 for the nine months ended September 30, 2007 as compared with the nine months ended September 30, 2006 as a result of an increase in depreciation costs from banking premises acquired during 2006 and 2007.
Other Expense
Other expense increased $693,000 for the nine months ended September 30, 2007 as compared with the nine months ended September 30, 2006, primarily as a result of the increase in expenses related to offsite ATMs as transactions increase.
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
Item 4: Controls and Procedures
As of September 30, 2007, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There were no changes in the Company’s internal control over financial reporting that occurred during the period ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 5 — Other Information
As a part of a periodic evaluation of the compensation program that the Company provides for its executives, it was determined that the deferred compensation plans should be amended to clarify certain provisions of the plans and to adopt applicable provisions of Section 409A of the Internal Revenue Code of 1986, as amended. On September 28, 2007 the Board of Directors approved the Company’s amended and restated Deferred Compensation Plan. Lauri A. Wood, the Company’s Chief Financial Officer, and A. Wes Fulmer, Thomas J. Sliman and Robert M. Tucei, each a named executive officer of the Company, participate in the Company’s Deferred Compensation Plan. Additionally, the Board of Directors approved the amended and restated Executive Supplemental Income Plan Agreements between the Company and Chevis C. Swetman, the Company’s Chief Executive Officer, Ms. Wood, Mr. Fulmer, Mr. Sliman and Mr. Tucei.
The Company filed Form 8-K on October 4, 2007, disclosing this activity. Pursuant to Instruction B.4 to Form 8-K, the documents relating to the Deferred Compensation Plan and Executive Supplemental Income Plan are filed as Exhibit 10.1 through Exhibit 10.4 to this Form 10-Q. Exhibit 10.4 is the Executive Supplemental Plan Agreement for Lauri A. Wood. This Agreement is identical to the Executive Supplemental Plan Agreement for Thomas J. Sliman and Robert M. Tucei. Accordingly, Exhibit 10.4 applies to Ms. Wood, Mr. Sliman and Mr. Tucei.

Item 6 — Exhibits and Reports on Form 8-K
(a) Exhibits

Exhibit 10.1:	Deferred Compensation Plan

Exhibit 10.2:	Executive Supplemental Income Plan Agreement — Chevis C. Swetman

Exhibit 10.3:	Executive Supplemental Income Plan Agreement — A. Wes Fulmer

Exhibit 10.4:	Executive Supplemental Income Plan Agreement — Lauri A. Wood

Exhibit 31.1:	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

Exhibit 31.2:	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

Exhibit 32.1:	Certification of Chief Executive Officer Pursuant to 18 U.S.C. ss. 1350

Exhibit 32.2:	Certification of Chief Financial Officer Pursuant to 18 U.S.C. ss. 1350
(b) Reports on Form 8-K
A Form 8-K was July 16, 2007, October 4, 2007 and October 15, 2007.

SIGNATURES
Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL CORPORATION
(Registrant)

Date:	November 9, 2007

By:	/s/ Chevis C. Swetman Chevis C. Swetman
Chairman, President and Chief Executive Officer

Date:	November 9, 2007

By:	/s/ Lauri A. Wood
Lauri A. Wood
Chief Financial Officer and Controller
(principal financial and accounting officer)