Form 10-K
period 2007-12-31
PEOPLES FINANCIAL CORP /MS/
filed 2008-03-17
CIK 770460

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
Commission File Number 001-12103
PEOPLES FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Mississippi	64-0709834

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification number)

Lameuse and Howard Avenues, Biloxi, Mississippi	39533

(Address of principal executive offices)	(Zip code)
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
At June 30, 2007, the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $112,522,000.
On February 29, 2008, the registrant had outstanding 5,396,215 shares of common stock, par value of $1.00 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2007 are incorporated by reference into Parts I, II and III of this report. Except for those portions of the Registrant’s Annual Report to Shareholders expressly incorporated herein by reference, the Annual Report is not deemed filed with the Securities and Exchange Commission. Portions of the Registrant’s Definitive Proxy Statement issued in connection with the Annual Meeting of Shareholders to be held April 16, 2008, are incorporated by reference into Part III of this report.

PART I
ITEM 1 — DESCRIPTION OF BUSINESS
BACKGROUND AND CURRENT OPERATIONS
General
Peoples Financial Corporation (the “Company”) was organized as a one bank holding company in 1984. The Company is headquartered in Biloxi, Mississippi. At December 31, 2007, the Company operates in the state of Mississippi through its wholly-owned subsidiary, The Peoples Bank, Biloxi, Mississippi (the “Bank”). The Company is engaged, through this subsidiary, in the banking business. The Bank is the Company’s principal asset and primary source of revenue.
The Main Office, operations center and asset management and trust services of the Bank are located in downtown Biloxi, MS. At December 31, 2007, the Bank also had fifteen (15) branches located throughout Harrison, Hancock, Jackson and Stone Counties. The Bank has automated teller machines (“ATM”) at its Main Office, all branch locations and at numerous non-proprietary locations.
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
Most of the Bank’s business originates from the trade area of Harrison, Hancock, Stone and Jackson Counties in Mississippi; however, some business is obtained from other counties in southern Mississippi.
Nonbank Subsidiary
In 1985, PFC Service Corp. (“PFC”) was chartered and began operations as the second wholly-owned subsidiary of Peoples Financial Corporation. The purpose of PFC was principally the leasing of automobiles and equipment. PFC is inactive at this time.
Products And Services
The Bank currently offers a variety of services to state, county and local government entities and individuals and small and commercial businesses within its trade area. The Bank currently offers a variety of services to state, county and local government entities and individuals and small and commercial businesses within its trade area.
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
Deposit services include interest bearing and non-interest bearing checking accounts, savings accounts, certificates of deposit, and IRA accounts. The Bank also offers a non-deposit funds management account, which is not insured by the Federal Deposit Insurance Corporation (“FDIC”). The Bank generally provides depository accounts to individuals and small and middle market businesses in its trade area at interest rates consistent with market conditions.
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
The Bank also offers a variety of other functions including collection services, wire services, safe deposit box facilities, night drop facilities, cash management and Internet banking. The Bank has more than forty-five ATMs at its branch locations and other off-site, non-proprietary locations, providing bank customers access to their depository accounts. The Bank is a member of the PULSE network.
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
Employees
At December 31, 2007, the Bank employed 207 full-time employees and 11 part-time employees. The Company has no employees who are not employees of the bank subsidiary. Through the bank, employees receive salaries and benefits, which include 401(k), ESOP, cafeteria plan, life, health and disability insurance. The Company considers its relationship with its employees to be good.

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
Bank Subsidiary
The Bank is subject to the regulation of and examination by the Mississippi Department of Banking and Consumer Finance (“Department of Banking”) and the FDIC. Areas subject to regulation include required reserves, investments, loans, mergers, branching, issuance of securities, payment of dividends, capital adequacy, management practices and other areas of banking operations. These regulatory authorities examine such areas as loan and investment quality, management practices, procedures and practices and other aspects of operations. In addition to these regular examinations, the Bank must furnish periodic reports to its regulatory authorities containing a full and accurate statement of affairs. The Bank is subject to deposit insurance assessments by the FDIC and assessments by the Department of Banking to provide operating funds for that agency.

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
The earnings of commercial banks and bank holding companies are affected not only by general economic conditions but also by the policies of various governmental regulatory authorities, including the Federal Reserve Board. In particular, the Federal Reserve Board regulates money and credit conditions, and interest rates, primarily through open market operations in U.S. Government securities, varying the discount rate of member and nonmember bank borrowing, setting reserve requirements against bank deposits and regulating interest rates payable by banks on certain deposits. These policies influence to a varying extent the overall growth and distribution of bank loans, investments, deposits and the interest rates charged on loans. The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.
Summary
The foregoing is a brief summary of certain statutes, rules and regulations affecting the Company and the Bank. It is not intended to be an exhaustive discussion of all the statutes and regulations having an impact on the operations of the Company or the Bank. Additional legislation may be enacted at the federal or state level which may alter the structure, regulation and competitive relationships of financial institutions. It cannot be predicted whether and in what form any of these proposals will be adopted or the extent to which the business of the Company or the Bank may be affected thereby.
SUPPLEMENTAL STATISTICAL INFORMATION
Schedules I-A through VII present certain statistical information regarding the Company. This information is not audited and should be read in conjunction with the Company’s Consolidated Financial Statements and Notes to Consolidated Financial Statements found at pages 8 — 27 of the 2007 Annual Report to Shareholders.
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
Hurricane Katrina destroyed tens of thousands of homes and businesses in the Company’s trade area, thus resulting in potential loan losses to the Bank subsidiary. An evaluation of the loan portfolio to assess the impact of Hurricane Katrina was initiated by the Company as soon as possible, in accordance with generally accepted accounting principles and established loan review policies. The comments concerning the provision for loan losses and the allowance for loan losses presented in “Management’s Discussion and Analysis” at pages 1 — 7 of the 2007 Annual Report to Shareholders and “Note A — Business and Summary of Significant Accounting Policies” at pages 13 - 27 of the 2007 Annual Report to Shareholders are incorporated herein by reference.

Return on Equity and Assets
The information under the captions “Five-Year Comparative Summary of Selected Financial Information” on page 31 and “Management’s Discussion and Analysis” on pages 1 — 7 of the 2007 Annual Report are incorporated herein by reference.
Dividend Payout

	Years Ended December 31,
	2007	2006	2005

Dividend payout ratio	25.87%	19.13%	37.74%

SCHEDULE I-A
Distribution of Average Assets, Liabilities and Shareholders’ Equity for the Periods Indicated (2)

Years Ended December 31, (In thousands)	2007	2006	2005

ASSETS:
Cash and due from financial institutions	$49,491	$65,931	$39,162
Available for sale securities:
Taxable securities	388,577	262,940	181,041
Non-taxable securities	18,864	15,213	14,027
Other securities	5,731	4,940	4,446
Held to maturity securities:
Taxable securities	21,443	137,707	22,991
Non-taxable securities	4,780	5,791	6,253
Net loans (1)	417,995	366,201	331,404
Federal funds sold	5,763	6,933	40,323
Other assets	50,878	43,703	37,956

TOTAL ASSETS	$963,522	$909,359	$677,603

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Non-interest bearing deposits	$132,719	$162,636	$112,922
Interest bearing deposits	481,877	458,195	337,737

Total deposits	614,596	620,831	450,659
Federal funds purchased and securities sold under agreements to repurchase	225,246	178,663	122,263
Other liabilities	22,775	18,856	16,260

Total liabilities	862,617	818,350	589,182
Shareholders’ equity	100,905	91,009	88,421

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$963,522	$909,359	$677,603

(1)	Gross loans and discounts, net of unearned income and allowance for loan losses.

(2)	All averages are computed on a daily basis.

SCHEDULE I-B
Average (2) Amount Outstanding for Major Categories of Interest Earning Assets
and Interest Bearing Liabilities for the Periods Indicated

Years Ended December 31, (In thousands)	2007	2006	2005

INTEREST EARNING ASSETS:
Loans (1)	$428,447	$377,172	$338,761
Federal funds sold	5,763	15,440	40,323
Available for sale securities:
Taxable securities	388,577	262,940	181,041
Non-taxable securities	18,864	15,213	14,027
Other securities	5,731	4,940	4,446
Held to maturity securities:
Taxable securities	21,443	137,707	22,991
Non-taxable securities	4,780	5,791	6,253

TOTAL INTEREST EARNING ASSETS	$873,605	$819,203	$607,842

INTEREST BEARING LIABILITIES:
Savings and negotiable interest bearing deposits	$268,710	$303,239	$223,002
Time deposits	213,167	154,956	114,735
Federal funds purchased and securities sold under agreements to repurchase	225,246	178,663	122,263
Other borrowed funds	8,794	8,213	7,294

TOTAL INTEREST BEARING LIABILITIES	$715,917	$645,071	$467,294

(1)	Net of unearned income. Includes nonaccrual loans.

(2)	All averages are computed on a daily basis.

SCHEDULE I-C
Interest Earned or Paid on the Major Categories of Interest Earning Assets
and Interest Bearing Liabilities for the Periods Indicated

Years Ended December 31, (In thousands)	2007	2006	2005

INTEREST EARNED ON:
Loans (2)	$33,642	$28,735	$22,690
Federal funds sold	295	778	1,410
Available for sale securities:
Taxable securities	19,822	11,886	6,437
Non-taxable securities	1,109	897	799
Other securities	199	189	194
Held to maturity securities:
Taxable securities	1,082	6,449	808
Non-taxable securities	302	401	421

TOTAL INTEREST EARNED (1)	$56,451	$49,335	$32,759

INTEREST PAID ON:
Savings and negotiable interest bearing deposits	$5,358	$5,408	$2,431
Time deposits	9,356	5,977	2,866
Federal funds purchased and securities sold under agreements to repurchase	10,212	6,916	1,815
Other borrowed funds	526	484	437

TOTAL INTEREST PAID	$25,452	$18,785	$7,549

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2007, 2006 and 2005.

(2)	Loan fees of $854, $592 and $517 for 2007, 2006 and 2005, respectively, are included in these figures.

SCHEDULE I-D
Average Interest Rate Earned or Paid for Major Categories of
Interest Earning Assets and Interest Bearing Liabilities for the Periods Indicated

Years Ended December 31, (In thousands)	2007	2006	2005

AVERAGE RATE EARNED ON:
Loans	7.85%	7.62%	6.70%
Federal funds sold	5.12	5.04	3.50
Available for sale securities:
Taxable securities	5.10	4.52	3.56
Non-taxable securities	5.88	5.90	5.70
Other securities	3.47	3.83	4.36
Held to maturity securities:
Taxable securities	5.05	4.68	3.51
Non-taxable securities	6.32	6.92	6.73

TOTAL (weighted average rate) (1)	6.46%	6.02%	5.39%

AVERAGE RATE PAID ON:
Savings and negotiable interest bearing deposits	1.99%	1.78%	1.09%
Time deposits	4.39	3.86	2.50
Federal funds purchased and securities sold under agreements to repurchase	4.53	3.87	1.48
Other borrowed funds	5.98	5.89	5.99

TOTAL (weighted average rate)	3.56%	2.91%	1.62%

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2007, 2006 and 2005.

SCHEDULE I-E
Net Interest Earnings and Net Yield on Interest Earning Assets

Years Ended December 31,
(In thousands except percentages)	2007	2006	2005

Total interest income (1)	$56,451	$49,335	$32,759
Total interest expense	25,452	18,785	7,549

Net interest earnings	$30,999	$30,550	$25,210

Net yield on interest earning assets (2)	3.55%	3.73%	4.15%

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2007, 2006 and 2005.

(2)	Interest income in 2005 included $900,000 received in nonaccrual loan income from prior years not previously recognized. Net yield would have been 4.00% in 2005 without this interest.

SCHEDULE I-F
Analysis of Changes In Interest Income and Interest Expense
(In thousands)

		Attributable to:
			Increase
	2007	2006	(Decrease)	Volume	Rate	Rate / Volume

INTEREST INCOME:(1)
Loans (2) (3)	$33,642	$28,735	$4,907	$3,906	$881	$120
Federal funds sold	295	778	(483)	(488)	12	(7)
Available for sale securities:
Taxable securities	19,822	11,886	7,936	5,679	1,527	730
Non-taxable securities	1,109	897	212	215	(2)	(1)
Other securities	199	189	10	30	(17)	(3)
Held to maturity securities:
Taxable securities	1,082	6,449	(5,367)	(5,445)	500	(422)
Non-taxable securities	302	401	(99)	(70)	(35)	6

Total	$56,451	$49,335	$7,116	$3,827	$2,866	$423

INTEREST EXPENSE:
Savings and negotiable interest bearing deposits	$5,358	$5,408	$(50)	$(616)	$639	$(73)
Time deposits	9,356	5,977	3,379	2,245	824	310
Federal funds purchased and securities sold under agreements to repurchase	10,212	6,916	3,296	1,803	1,184	309
Other borrowed funds	526	484	42	34	7	1

Total	$25,452	$18,785	$6,667	$3,466	$2,654	$547

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2007 and 2006.

(2)	Loan fees are included in these figures.

(3)	Includes interest on nonaccrual loans.

SCHEDULE I-F (continued)
Analysis of Changes in Interest Income and Interest Expense
(In thousands)

		Attributable to:
			Increase
	2006	2005	(Decrease)	Volume	Rate	Rate / Volume

INTEREST INCOME:(1)
Loans (2) (3)	$28,735	$22,690	$6,045	$2,573	$3,119	$353
Federal funds sold	778	1,410	(632)	(870)	622	(384)
Available for sale securities:
Taxable securities	11,886	6,437	5,449	2,912	1,747	790
Non-taxable securities	897	799	98	68	28	2
Other securities	189	194	(5)	22	(24)	(3)
Held to maturity securities:
Taxable securities	6,449	808	5,641	4,032	269	1,340
Non-taxable securities	401	421	(20)	(31)	12	(1)

Total	$49,335	$32,759	$16,576	$8,706	$5,773	$2,097

INTEREST EXPENSE:
Savings and negotiable interest bearing deposits	$5,408	$2,431	$2,977	$875	$1,546	$556
Time deposits	5,977	2,866	3,111	1,005	1,560	546
Federal funds purchased and securities sold under agreements to repurchase	6,916	1,815	5,101	837	2,918	1,346
Other borrowed funds	484	437	47	55	(4)	(4)

Total	$18,785	$7,549	$11,236	$2,772	$6,020	$2,444

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2006 and 2005.

(2)	Loan fees are included in these figures.

(3)	Includes interest on nonaccrual loans.

SCHEDULE II-A
Securities Portfolio
Book Value of Securities Portfolio at the Dates Indicated

December 31, (In thousands):	2007		2006	2005

Available for sale securities:
U. S. Government, agency and corporate obligations		$360,489	$376,164	$161,301
States and political subdivisions		22,483	17,085	14,150
Other securities		4,057	3,958	2,943

Total		$387,029	$397,207	$178,394

Held to maturity securities:
U. S. Government, agency and corporate obligations	$		$80,487	$127,897
States and political subdivisions		4,630	5,087	6,150

Total		$4,630	$85,574	$134,047

SCHEDULE II-B
Maturity of Securities Portfolio at December 31, 2007
And Weighted Average Yields of Such Securities

	Maturity
	(In thousands except percentage data)
			After one but		After five but
	Within one year		within five years		within ten years		After ten years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount		Yield

Available for sale securities:

U. S. Government, agency and corporate obligations	$59,337	4.58%	$179,840	4.89%	$40,406	5.72%		$80,906	5.90%

States and political subdivisions	2,419	4.04%	5,118	3.88%	6,899	3.94%		8,047	4.13%

Other								4,057	3.47%

Totals	$61,756	4.56%	$184,958	4.87%	$47,305	5.53%		$93,010	5.72%

Held to maturity securities:

States and political subdivisions	$1,238	4.44%	$1,015	4.30%	$2,377	4.21%	$

Totals	$1,238	4.44%	$1,015	4.30%	$2,377	4.21%	$

Note:	The weighted average yields are calculated on the basis of cost. Average yields on investments in states and political subdivisions are based on their contractual yield.

SCHEDULE III-A
Loan Portfolio
Loans by Type Outstanding (1)

December 31, (In thousands):	2007	2006	2005	2004	2003

Real estate, construction	$93,739	$24,317	$20,663	$20,926	$14,896

Real estate, mortgage	265,465	300,807	258,573	250,676	223,246

Loans to finance agricultural production and other loans to farmers	2,545	2,502	2,795	4,251	3,980

Commercial and industrial loans	76,267	57,796	53,473	44,983	41,832

Loans to individuals for household, family and other consumer expenditures	11,173	13,415	11,812	11,387	15,252

Obligations of states and political subdivisions	1,747	2,094	1,423	1,654	2,560

All other loans	56	263	607	316	389

Totals	$450,992	$401,194	$349,346	$334,193	$302,155

(1)	No foreign debt outstanding.

SCHEDULE III-B
Maturities and Sensitivity to Changes in
Interest Rates of the Loan Portfolio as of December 31, 2007

	Maturity (In thousands)
		Over one year
	One year or	through 5
	less	years	Over 5 years	Total

Loans:

Real estate, construction	$39,807	$36,490	$17,442	$93,739

Real estate, mortgage	40,708	152,154	72,603	265,465

Loans to finance agricultural production and other loans to farmers	2,545			2,545

Commercial and industrial loans	42,609	32,298	1,360	76,267

Loans to individuals for household, family and other consumer expenditures	3,515	7,289	369	11,173

Obligations of states and political subdivisions	26	1,344	377	1,747

All other loans	56			56

Totals	$129,266	$229,575	$92,151	$450,992

Loans with pre-determined interest rates	$48,154	$148,934	$7,585	$204,673

Loans with floating interest rates	81,112	80,641	84,566	246,319

Totals	$129,266	$229,575	$92,151	$450,992

SCHEDULE III-C
Non-Performing Loans

December 31, (In thousands):	2007	2006	2005	2004	2003

Loans accounted for on a non-accrual basis (1)	$45	$349	$267	$6,164	$7,415

Loans which are contractually past due 90 or more days as to interest or principal payment, but are not included above	1,234	3,295	762	1,190	4,867

(1)	The Bank places loans on a nonaccrual status when, in the opinion of Management, they possess sufficient uncertainty as to timely collection of interest or principal so as to preclude the recognition in reported earnings of some or all of the contractual interest. See Note C to the 2007 Annual Report to Shareholders for discussion of impaired loans.

SCHEDULE IV-A
Summary of Loan Loss Expenses
(In thousands except percentage data)

	2007	2006	2005	2004	2003

Average amount of loans outstanding (1)	$428,447	$377,172	$338,761	$323,190	$293,708

Balance of allowance for loan losses at the beginning of period	$10,841	$10,966	$6,570	$6,399	$6,697

Loans charged-off:

Commercial, financial and agricultural	139	254	37	105	109

Consumer and other	545	475	525	666	1,236

Total loans charged-off	684	729	562	771	1,345

Recoveries of loans previously charged-off:

Commercial, financial and agricultural	23	147	6	49	42

Consumer and other	243	316	1,338	445	558

Total recoveries	266	463	1,344	494	600

Net loans charged-off (recovered)	418	266	(782)	277	745

Provision for loan losses charged to operating expense	(1,045)	141	3,614	448	447

Balance of allowance for loan losses at end of period	$9,378	$10,841	$10,966	$6,570	$6,399

Ratio of net charge-offs during period to average loans outstanding	.10%	.07%	(.23)%	.09%	.25%

(1)	Net of unearned income.

SCHEDULE IV-B
Allocation of the Allowance for Loan Losses

	2007		2006		2005		2004		2003
		% of		% of		% of		% of		% of
		Loans		Loans		Loans		Loans		Loans
Balance at December		to Total		to Total		to Total		to Total		to Total
31, ( In thousands)	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Real estate, construction	$2,793	21	$1,474	6	$941	5	$860	6	$658	5

Real estate, mortgage	3,980	59	6,058	74	7,605	74	3,496	75	3,229	74

Loans to finance agricultural production and other loans to farmers	19	1	42	1	28	1	38	1	20	1

Commercial and industrial loans	2,462	16	3,038	14	2,184	15	2,072	13	1,963	14

Loans to individuals for household, family and other consumer expenditures	122	1	225	3	206	3	103	3	525	4

Obligations of states and political subdivisions		1		1		1		1		1

All other loans	2	1	4	1	2	1	1	1	4	1

Unallocated		N/A		N/A		N/A		N/A		N/A

Totals	$9,378	100	$10,841	100	$10,966	100	$6,570	100	$6,399	100

SCHEDULE V
Summary of Average Deposits and Their Yields

	2007		2006		2005

Years Ended December 31, (In thousands
except for percentage data)	Amount	Rate	Amount	Rate	Amount	Rate

Demand deposits in domestic offices	$132,719	N/A	$162,636	N/A	$112,922	N/A

Negotiable interest bearing deposits in domestic offices	217,352	2.24%	237,391	2.04%	175,686	1.17%

Savings deposits in domestic offices	51,358	.94%	65,848	.87%	47,316	.80%

Time deposits in domestic offices	213,167	4.39%	154,956	3.86%	114,735	2.50%

Total deposits	$614,596	2.39%	$620,831	1.83%	$450,659	1.18%

Certificates of deposit outstanding in amounts $100,000 or more (in thousands) by the amount of time remaining until maturity as of December 31, 2007, are as follows:

Remaining maturity:

3 months or less	$104,292

Over 3 through 6 months	16,685

Over 6 months through 12 months	44,952

Over 12 months	149

Total	$166,078

SCHEDULE VI
Short Term Borrowings
(In thousands except percentage data)

	2007	2006	2005

Amount outstanding at December 31,	$231,225	$226,032	$149,268

Weighted average interest rate at December 31,	3.96%	4.50%	.95%

Maximum outstanding at any month-end during year	$238,464	$231,450	$159,090

Average amount outstanding during year	$225,246	$178,663	$122,263

Weighted average interest rate	4.53%	3.87%	1.48%

Note:	Short term borrowings include federal funds purchased from other banks and securities sold under agreements to repurchase.

SCHEDULE VII
Interest Sensitivity/Gap Analysis

December 31, 2007	0 - 3	4 - 12	1 - 5	Over 5
(In thousands)	Months	Months	Years	Years	Total

ASSETS:

Loans (1)	$266,210	$28,260	$148,892	$7,585	$450,947

Available for sale securities	20,284	41,472	184,958	140,315	387,029

Held to maturity securities	455	783	1,015	2,377	4,630

Total assets	$286,949	$70,515	$334,865	$150,277	$842,606

FUNDING SOURCES:

Interest bearing deposits	$350,299	$84,216	$20,699	$	$455,214

Funds management	231,225				231,225

Long-term funds	49	123	5,709	1,219	7,100

Total funding sources	$581,573	$84,339	$26,408	$1,219	$693,539

REPRICING/MATURITY GAP:

Period	$(294,624)	$(13,824)	$308,457	$149,058

Cumulative	(294,624)	(308,448)	9	149,067

Cumulative Gap/Total Assets	(31.77%)	(33.26)%	0.01%	16.07%

(1)	Amounts stated include fixed and variable rate investments of the balance sheet that are still accruing interest. Variable rate instruments are included in the next period in which they are subject to a change in rate. The principal portions of scheduled payments on fixed rate instruments are included in periods in which they become due or mature.

Liquidity
The information included in Management’s Discussion and Analysis at page 5 in the 2007 Annual Report to Shareholders is incorporated herein by reference.
Capital Resources
The information included in Note J — Shareholders’ Equity in the 2007 Annual Report to Shareholders is incorporated herein by reference.
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
A significant portion of the Company’s loan portfolio is dependent on real estate. At December 31, 2007, approximately 80% of the Company’s loans had real estate as a primary or secondary component of collateral. The collateral in each case provides an alternate source of repayment if the borrower defaults and may deteriorate in value during the time the credit is extended. An adverse change in the economy affecting the value of real estate generally or in the Company’s trade area specifically could significantly impair the value of the collateral and the ability to sell the collateral upon foreclosure. Furthermore, it is likely that the Company would be required to increase the provision for loan losses. If the Company were required to liquidate the collateral securing a loan to satisfy the debit during a period of reduced real estate value or to increase the allowance for loan losses, the Company’s profitability and financial condition could be adversely impacted.
The Company has a high concentration of exposure to a number of industries.
The Company has a concentration of loan exposure to the hotel/motel and gaming industries. At December 31, 2007, these exposures were $23,000,000 and $75,000,000 or 5% and 17%, respectively, of the total loan portfolio. Given the size of these relationships, a significant loss in either of these portfolios could materially and adversely affect the Company’s earnings.
An economic downturn or a natural disaster, especially one affecting the Company’s trade area, could adversely affect the Company.
The Company’s primary trade area includes four of the six counties in south Mississippi. With the exception of a number of credits that are considered out of area, the Company’s credit exposure is generally limited to the Mississippi Gulf Coast. As a result, the Company is at risk from adverse economic or business developments, including a downturn in real estate values, and natural disasters including hurricanes, floods and tornadoes. If the Mississippi Gulf Coast economy experiences an overall decline as a result of these adverse developments or natural disasters, the rates of delinquencies, foreclosures, bankruptcies and losses on the loan portfolio would probably increase substantially and the value of real estate or other collateral could be adversely affected.
The Company is subject to industry competition which may have an impact on its success.
The profitability of the Company depends on its ability to compete successfully. The Company operates in a highly competitive financial services environment. Certain competitors are larger and may have more resources than the Company. The Company faces competition in its trade area from other commercial banks, savings and loan associations, credit unions, internet banks, finance companies, insurance companies, brokerage and investment banking firms and other financial intermediaries. Some of these nonbank competitors are not subject to the same extensive regulations that govern the Company or the Bank and may have greater flexibility in competing for business. Increased competition could require the Company to increase the rates paid on deposits or lower the rates offered on loans, which could adversely affect and also limit future growth and earnings prospects.
The Company’s profitability is vulnerable to interest rate fluctuations.
The Company’s profitability is dependent to a large extent on net interest income, which is the difference between interest income on interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period, a significant increase in market rate of interest could adversely affect net interest income. Conversely, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could result in a decrease in net interest income.

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
The Company is subject to the regulations of the Securities and Exchange Commission (“SEC”), the Federal Reserve Board, the FDIC and the Department of Banking. New regulations issued by these agencies may adversely affect the Company’s ability to carry on its business activities. The Company is also subject to various other federal and state laws and certain changes in these laws and regulations may adversely affect the Company’s operations. Noncompliance with certain of these regulations may impact the Company’s business plans.
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
The Company’s ability to compete depends on the ability to continue to adapt technology on a timely and cost-effective basis to meet customers’ demands. In addition, the Company’s operations are susceptible to negative effects from computer system failures, communication and energy disruption and unethical individuals with the technological ability to cause disruptions or failures of data processing systems.
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
ITEM 1b — UNRESOLVED STAFF COMMENTS
None.
ITEM 2 — PROPERTIES
The principal properties of the Company are its 16 business locations, including the Main Office, which is located at 152 Lameuse Street, Biloxi, MS, 39530. All such properties are owned by the Company. The address of the other branch locations are:

Bay St. Louis Office	408 Highway 90 East, Bay St. Louis, MS 39520
Cedar Lake Office	1740 Popps Ferry Road, Biloxi, MS 39532
Diamondhead Office	5429 West Aloha Drive, Diamondhead, MS 39525
D’Iberville-St. Martin Office	10491 Lemoyne Boulevard, D’Iberville, MS 39540
Downtown Gulfport Office	1105 30th Avenue, Gulfport, MS 39501
Gautier Office	2609 Highway 90, Gautier, MS 39553
Handsboro Office	412 E. Pass Road, Gulfport, MS 39507
Long Beach Office	298 Jeff Davis Avenue, Long Beach, MS 39560
Ocean Springs Office	2015 Bienville Boulevard, Ocean Springs, MS 39564
Orange Grove Office	12020 Highway 49 North, Gulfport, MS 39503
Pass Christian Office	301 East Second Street, Pass Christian, MS 39571
Saucier Office	17689 Second Street, Saucier, MS 39574
Waveland Office	470 Highway 90, Waveland, MS 39576
West Biloxi Office	2560 Pass Road, Biloxi, MS 39531
Wiggins Office	1312 S. Magnolia Drive, Wiggins, MS 39577

ITEM 3 — LEGAL PROCEEDINGS
The information included in Note M to the Consolidated Financial Statements included in the 2007 Annual Report to Shareholders is incorporated herein by reference.
ITEM 4 — SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS
None.
PART II
ITEM 5 — MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
The information provided on page 32 of the 2007 Annual Report is incorporated herein by reference.
The graph on the following page compares the Company’s annual percentage change in cumulative total shareholder return on common shares over the last five years with the cumulative total return of a broad equity market index of companies, the NASDAQ Market Index, and a peer group consisting of the Hemscott Industry Group 413 — Regional Southeast Banks. This presentation assumes that $100 was invested in shares of the relevant issuers on January 1, 2003, and that dividends received were immediately invested in additional shares. The graph plots the value of the initial $100 investment at one year intervals. For purposes of constructing this data, the returns of each component issuer have been weighted according to that issuer’s market capitalization.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG PEOPLES FINANCIAL CORP.,
NASDAQ MARKET INDEX AND HEMSCOTT GROUP INDEX
ASSUMES $100 INVESTED ON JAN. 1, 2003
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2007
ITEM 6 — SELECTED FINANCIAL DATA
The information under the caption “Five Year Comparative Summary of Selected Financial Information” on page 31 of the 2007 Annual Report is incorporated herein by reference.
ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 1 – 7 of the 2007 Annual Report is incorporated herein by reference.

The Company’s long-term contractual obligations relate to its borrowings from the Federal Home Loan Bank and the maturities of certificates of deposits. Information relating the maturity of these obligations is found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 7 of the 2007 Annual Report and is incorporated by reference and in Notes E and G on page 18 of the 2007 Annual Report and is incorporated by reference.
ITEM 7a — QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The information under the caption “Quantitative and Qualitative Disclosures about Market Risk” on pages 6 – 7 of the 2007 Annual Report is incorporated herein by reference.
ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
The following consolidated financial statements of the Company and consolidated subsidiaries and the independent auditors’ report appearing on pages 8 – 30 of the 2007 Annual Report are incorporated herein by reference:
Consolidated Statements of Condition on page 8
Consolidated Statements of Income on page 9
Consolidated Statements of Shareholders’ Equity on page 10 – 11
Consolidated Statements of Cash Flows on page 12
Notes to Consolidated Financial Statements on pages 13 – 27
Report of Independent Registered Public Accounting Firm on page 28 – 30
ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9a — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of December 31, 2007, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Controls Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13(a) - 15 (f) of the Securities Exchange Act of 1934. In meeting its responsibility, management relies on its accounting and other related control systems. The internal control systems are designed to ensure that transactions are properly authorized and recorded in the Company’s financial records and to safeguard the Company’s assets from material loss or misappropriation.
Management of the Company, including its Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of internal control over financial reporting as of December 31, 2007, using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our assessment included a review of the documentation of controls, evaluations of the design of the internal control system and tests of operating effectiveness of the internal controls. Based on the assessment, management has concluded that the Company had effective internal control over financial reporting as of December 31, 2007.

Chevis C. Swetman Chairman, President and Chief Executive Officer February 25, 2008	Lauri A. Wood Chief Financial Officer February 25, 2008
ITEM 9b — OTHER INFORMATION
None.
PART III
ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information in Sections II, VII, VIII, IX and XI contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 16, 2008, which was filed by the Company in definitive form with the Commission on March 17, 2008, is incorporated herein by reference.
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
ITEM 11 — EXECUTIVE COMPENSATION
The information in Section V contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 16, 2008, which was filed by the Company in definitive form with the Commission on March 17, 2008, is incorporated herein by reference.
ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information in Sections III and IV contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 16, 2008, which was filed by the Company in definitive form with the Commission on March 17, 2008, is incorporated herein by reference.
ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information in Sections V, VI, VII and IX contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 16, 2008, which was filed by the Company in definitive form with the Commission on March 17, 2008, is incorporated herein by reference.
ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information in Section XII contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 16, 2008, which was filed by the Company in definitive form with the Commission on March 17, 2008, is incorporated herein by reference.

PART IV
ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	1. Index of Financial Statements:

See Item 8.

(a)	2. Index of Financial Statement Schedules:

All other schedules have been omitted as not applicable or not required or because the information has been included in the financial statements or applicable notes.

(a)	3. Index of Exhibits:

		Incorporated by			Exhibit
		Reference to			Number
		Registration or File	Form of	Date of	in
	Description	Number	Report	Report	Report

(3.1)	Articles of Incorporation	0-30050	10/a	6/21/99	3.1

(3.2)	By-Laws	0-30050	10/a	6/21/99	3.2

(10.1)	Description of Automobile Plan	0-30050	10-K	12/31/03	10.1

(10.2)	Directors’ Deferred Income Plan Agreements	0-30050	10-K	12/31/03	10.2

(10.3)	Executive Supplemental Income Plan Agreement - Chevis C. Swetman	001-12103	10-Q	9/30/07	10.2

(10.4)	Executive Supplemental Income Plan Agreement - A. Wes Fulmer	001-12103	10-Q	9/30/07	10.3

(10.5)	Executive Supplemental Income Plan Agreement - Lauri A. Wood	001-12103	10-Q	9/30/07	10.4

(10.5)	Split Dollar Plan Agreements	0-30050	10-K	12/31/03	10.4

(10.6)	Deferred Compensation Plan	001-12103	10-Q	9/30/07	10.1

(10.7)	Description of Stock Incentive Plan	33-15595	10-K	12/31/01	10.6

(13.1)	Annual Report to Shareholders for year ended December 31, 2007 * (C)

(13.2)	Summary Report to Shareholders for year ended December 31, 2007 (C)

(21)	Proxy Statement for Annual Meeting of Shareholders to be held April 16, 2008

(22)	Subsidiaries of the registrant	33-15595	10-K	12/31/88	22

(23.1)	Consent of Independent Registered Public Accounting Firm - Piltz, Williams, LaRosa & Co. *

(23.2)	Consent of Independent Registered Public Accounting Firm - Porter Keadle Moore, LLP *

(31.1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002*

		Incorporated by			Exhibit
		Reference to			Number
		Registration or File	Form of	Date of	in
	Description	Number	Report	Report	Report

(31.2)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002*

(32.1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. ss. 1350*

(32.2)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. ss. 1350*

(99.1)	Letter Application for Exemption under Authority Given By Section 12(h) of the Exchange Act.	81-00935	34-12H	3/10/06

(c)	Furnished for the information of the Commission only and not deemed “filed” except for those portions which are specifically incorporated herein.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL CORPORATION
(Registrant)

Date: March 17, 2008

BY:	/s/ Chevis C. Swetman

Chevis C. Swetman, Chairman of the Board
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

BY: Date:	/s/ Chevis C. Swetman March 17, 2008
Chevis C. Swetman, Chairman, President and CEO

BY:	/s/ Drew Allen	BY:	/s/ Dan Magruder
Date:	March 17, 2008	Date:	March 17, 2008
	Drew Allen, Director		Dan Magruder, Director

BY:	/s/ Rex E. Kelly	BY:	/s/ Lyle M. Page
Date:	March 17, 2008	Date:	March 17, 2008
	Rex E. Kelly, Director		Lyle M. Page, Director

		BY:	/s/ Lauri A. Wood
		Date:	March 17, 2008
Lauri A. Wood, Principal Financial and Accounting Officer