Form 10-Q
period 2008-03-31
PEOPLES FINANCIAL CORP /MS/
filed 2008-05-09
CIK 770460

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date. Peoples Financial Corporation has only one class of common stock authorized. At April 30, 2008, there were 15,000,000 shares of $1 par value common stock authorized, and 5,381,299 shares issued and outstanding.

Part 1 — Financial Information
Item 1: Financial Statements
Peoples Financial Corporation and Subsidiaries
Consolidated Statements of Condition

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)

Assets
Cash and due from banks	$36,529,295	$34,665,370

Federal funds sold	458,000	270,000

Available for sale securities	347,058,328	387,028,925

Held to maturity securities, fair value of $4,285,941 at March 31, 2008 $4,676,471 at December 31, 2007	4,176,685	4,629,992

Other investments	3,160,000

Federal Home Loan Bank Stock, at cost	917,500	936,200

Loans	456,753,050	450,992,074

Less: Allowance for loan losses	9,404,270	9,378,137

Loans, net	447,348,780	441,613,937

Bank premises and equipment, net of accumulated depreciation	35,218,772	34,410,789

Accrued interest receivable	5,948,571	7,371,216

Cash surrender value of life insurance	13,729,390	13,578,536

Other assets	2,858,229	2,851,608

Total assets	$897,403,550	$927,356,573

Peoples Financial Corporation and Subsidiaries
Consolidated Statements of Condition (continued)

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)

Liabilities & Shareholders’ Equity
Liabilities:

Deposits:

Demand, non-interest bearing	$124,345,019	$113,916,041

Savings and demand, interest bearing	246,042,045	231,435,685

Time, $100,000 or more	142,906,408	166,078,473

Other time deposits	56,338,197	57,700,280

Total deposits	569,631,669	569,130,479

Federal funds purchased and securities sold under agreements to repurchase	196,156,057	231,225,118

Borrowings from Federal Home Loan Bank	7,059,288	7,100,305

Other liabilities	13,930,817	13,359,047

Total liabilities	786,777,831	820,814,949

Shareholders’ Equity:
Common stock, $1 par value, 15,000,000 shares authorized, 5,395,990 and 5,420,204 shares issued and outstanding at March 31, 2008 and December 31, respectively	5,395,990	5,420,204

Surplus	65,780,254	65,780,254

Undivided profits	36,006,592	34,458,291

Accumulated other comprehensive income, net of tax	3,442,883	882,875

Total shareholders’ equity	110,625,719	106,541,624

Total liabilities & shareholders’ equity	$897,403,550	$927,356,573

See selected notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2008	2007

Interest income:

Interest and fees on loans	$7,432,345	$7,789,889

Interest and dividends on securities:

U. S. Treasury	813,940	1,315,311

U.S. Government agencies and corporations	3,013,487	4,271,533

Mortgage-backed securities	461,372	80,064

States and politicial subdivisions	260,050	223,162

Other investments	62,917	63,484

Interest on federal funds sold	36,812	51,109

Total interest income	12,080,923	13,794,552

Interest expense:

Deposits	3,219,012	3,526,334

Long-term borrowings	122,234	114,543

Federal funds purchased and securities sold agreements to repurchase	1,538,394	2,725,052

Total interest expense	4,879,640	6,365,929

Net interest income	7,201,283	7,428,623

Provision for allowance for losses on loans	46,000	49,000

Net interest income after provision for allowance for losses on loans	$7,155,283	$7,379,623

Peoples Financial Corporation and Subsidiaries
Consolidated Statements of Income (continued)
(Unaudited)

	Three Months Ended March 31,
	2008	2007

Non-interest income:

Trust department income and fees	$395,090	$448,620

Service charges on deposit accounts	1,692,460	1,671,861

Other service charges, commissions and fees	52,593	57,530

Other income	397,649	471,960

Total non-interest income	2,537,792	2,649,971

Non-interest expense:

Salaries and employee benefits	3,465,398	3,387,175

Net occupancy	539,825	377,705

Equipment rentals, depreciation and maintenance	922,053	783,670

Other expense	1,637,399	1,477,721

Total non-interest expense	6,564,675	6,026,271

Income before income taxes	3,128,400	4,003,323

Income taxes	1,039,000	1,288,000

Net Income	$2,089,400	$2,715,323

Basic and diluted earnings per share	$.39	$.49

See selected notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries
Consolidated Statement of Shareholders’ Equity

					Accumulated
	Number of				Other
	Common	Common		Undivided	Comprehensive	Comprehensive
	Shares	Stock	Surplus	Profits	Income	Income	Total

Balance, January 1, 2008	5,420,204	$5,420,204	$65,780,254	$34,458,291	$882,875		$106,541,624

Comprehensive Income:

Net income				2,089,400		$2,089,400	2,089,400

Net unrealized gain on available for sale securities, net of tax					1,922,275	1,922,275	1,922,275

Reclassification adjustment for available for sale securities called or sold in current year, net of tax					(57,848)	(57,848)	(57,848)

Gain from unfunded post- retirement benefit obligation, net of tax					695,581	695,581	695,581

Total comprehensive income						$4,649,408

Cumulative effect adjustment from adoption of EITF 06-4				(56,732)			(56,732)

Effect of stock retirement on accrued dividends				5,868			5,868

Retirement of stock	(24,214)	(24,214)		(490,235)			(514,449)

Balance, March 31, 2008	5,395,990	$5,395,990	$65,780,254	$36,006,592	$3,442,883		$110,625,719

Note: Balances as of January 1, 2008 were audited.

Peoples Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2008	2007

Cash flows from operating activities:

Net income	$2,089,400	$2,715,323

Adjustment to reconcile net income to net cash provided by operating activities:

Depreciation	532,507	435,000

Provision for allowance for loan losses	46,000	49,000

(Gain) loss on sales and calls of securities	(87,648)	15,993

Change in accrued interest receivable	1,422,645	594,407

Change in other assets	(202,582)	(319,586)

Change in other liabilities	1,235,176	(400,414)

Net cash provided by operating activities	5,035,498	3,089,723

Cash flows from investing activities:
Proceeds from maturities, sales and calls of available for sale securities	106,316,319	43,077,975

Investment in available for sale securities	(65,801,648)	(83,995,457)

Proceeds from maturities of held to maturity securities	455,000	47,090,000

Investment in held to maturity securities	(1,693)	(5,337,901)

Investment in Federal Home Loan Bank Stock		(14,700)

Redemption of Federal Home Loan Bank Stock	18,700

Proceeds from sales of other real estate		55,000

Loans, net increase	(5,780,843)	(21,544,558)

Acquisition of premises and equipment	(1,340,490)	(1,738,294)

Other assets	(267,994)	(156,296)

Net cash provided by (used in) investing activities	$33,597,351	$(22,564,231)

Peoples Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Three Months Ended March 31,
	2008	2007

Cash flows from financing activities:

Demand and savings deposits, net change	$25,035,338	$5,880,758

Time deposits, net change	(24,534,148)	3,414,651

Cash dividends	(1,457,587)	(1,276,086)

Retirement of common stock	(514,449)

Borrowings from Federal Home Loan Bank	10,000,000	4,150,000

Repayments to Federal Home Loan Bank	(10,041,017)	(4,192,803)

Federal funds purchased and securities sold under agreements to repurchase, net change	(35,069,061)	12,231,631

Net cash provided by (used in) financing activities	(36,580,924)	20,208,151

Net increase in cash and cash equivalents	2,051,925	733,643

Cash and cash equivalents, beginning of year	34,935,370	44,193,493

Cash and cash equivalents, end of year	$36,987,295	$44,927,136

See selected notes to consolidated financial statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarters Ended March 31, 2008 and 2007
1. Basis of Presentation:
The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the financial position of Peoples Financial Corporation and its subsidiaries (the “Company”) as of March 31, 2008 and the results of their operations and their cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2007 Annual Report and Form 10-K.
The results of operations for the quarter ended March 31, 2008, are not necessarily indicative of the results to be expected for the full year.
Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.
Summary of Significant Accounting Policies — The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America and general practices within the banking industry. With the exception of the adoption of new accounting pronouncements as discussed in Note 8, there have been no material changes or developments in the application of principles or in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies as disclosed in our Form 10-K for the year ended December 31, 2007.
2. Earnings Per Share:
Per share data is based on the weighted average shares of common stock outstanding of 5,396,898 and 5,548,199 for the quarters ended March 31, 2008 and 2007, respectively.
3. Statements of Cash Flows:
The Company has defined cash and cash equivalents to include cash and due from banks and federal funds sold. The Company paid $5,284,077 and $6,397,622 for the quarters ended March 31, 2008 and 2007, respectively, for interest on deposits and borrowings. Income tax payments of $509,000 were made during the quarter ended March 31, 2007. There were no loans transferred to other real estate during the quarters ended March 31, 2008 and 2007.

4. Investments:
Securities with gross unrealized losses at March 31, 2008, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows (in 000’s):

	Less Than Twelve Months		Over Twelve Months				Total
	Fair Value	Gross Unrealized Loss	Fair Value		Gross Unrealized Loss		Fair Value	Gross Unrealized Loss

U.S. Government Agencies	$12,145	$53	$		$		$12,145	$53

States and political subdivisions	4,333	82		897		19	5,230	101

FHLMC preferred stock				1,574		1,501	1,574	1,501

TOTAL	$16,478	$135		$2,471		$1,520	$18,949	$1,655

Management evaluates securities for other-than-temporary impairment on a monthly basis. In performing this evaluation, the length of time and the extent to which the fair value has been less than cost and the fact that the Company’s securities are primarily issued by U.S. Treasury and U.S. Government Agencies are considered. In addition, the Company assesses the cause of the decline in value and the intent and ability of the Company to hold these securities until maturity. While some available for sale securities have been sold for liquidity purposes, the Company has traditionally held its securities, including those classified as available for sale, until maturity. As a result of this evaluation, the Company has determined that the declines summarized in the table above are not deemed to be other-than-temporary.
5. Past Due and Impaired Loans:
Loans past due ninety days or more and still accruing were $1,275,315 and $1,233,761 at March 31, 2008 and December 31, 2007, respectively. Nonaccrual loans amounted to approximately $205,561 and $44,612 at March 31, 2008 and December 31, 2007, respectively.
At March 31, 2008 and December 31, 2007, the Company’s other individually evaluated impaired loans included performing loans and totaled $10,360,329 and $11,654,527. The average recorded investment in impaired loans amounted to approximately $11,374,813 and $11,092,658 at March 31, 2008 and December 31, 2007, respectively. The Company had $5,642,897 and $5,642,719 of specific allowance related to impaired loans at March 31, 2008 and December 31, 2007, respectively. Interest income recognized on impaired loans was $195,478 and $621,290 during the quarters ended March 31, 2008 and December 31, 2007, respectively. Interest income recognized on impaired loans if the Company had used the cash-basis method of accounting would have been $251,182 and $669,971 during the quarters ended March 31, 2008 and December 31, 2007, respectively.

6. Allowance for Loan Losses:
Transactions in the allowance for loan losses were as follows:

	Three Months Ended March 31,
	2008	2007

Balance, beginning of period	$9,378,137	$10,841,367

Recoveries	68,091	64,159

Loans charged off	(87,958)	(100,468)

Provision for allowance for loan losses	46,000	49,000

Balance, end of period	$9,404,270	$10,854,058

7. Other Comprehensive Income:
The income tax effect from the unrealized gain on available for sale securities on accumulated other comprehensive income was $960,462 at March 31, 2008. The income tax effect from the gain on unfunded post-retirement benefit obligation on accumulated other comprehensive income was $358,330 at March 31, 2008.
8. New Accounting Pronouncements:
The Company adopted Financial Accounting Standards Board Statement No. 157, “Fair Value Measurement” (“SFAS 157”) at January 1, 2008. There was no material impact to the first quarter financial statements as a result of this adoption. SFAS 157 applies to all assets and liabilities that are being measured and reported on a fair value basis. SFAS 157 requires new disclosure that establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values.
The statement requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories: Level 1 — Quoted market prices in active markets for identical assets or liabilities, Level 2 — Observable market based inputs or unobservable inputs that are corroborated by market data, or Level 3 — Unobservable inputs that are not corroborated by market data. In determining the appropriate levels, a detailed analysis of the assets and liabilities that are subject to SFAS 157 is performed. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.
The Company’s available for sale securities are reported at their estimated fair value, which is determined utilizing several sources. The primary source is Interactive Data Corporation, which utilizes pricing models that vary based by asset class and include available trade, bid and other market information and whose methodology includes broker quotes, proprietary modes and vast descriptive databases. The other source for determining fair value is matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.
The table below presents the balances of available for sale securities, which are the only assets measured at fair value on a recurring basis, by level within the hierarchy as of March 31, 2008. The Company did not measure liabilities at fair value on a recurring basis at March 31, 2008.

		Fair Value Measurement Using
	March 31, 2008	Level 1	Level 2	Level 3
Available for sale securities	$347,058,328		$347,058,328
In accordance with Statement No. 115, available for sale securities with an amortized cost of $341,764,466 were reported at March 31, 2008 at a fair value, net of unrealized gains and losses, of $347,058,328. The net change in unrealized gains and losses of $1,864,427 was included in comprehensive income during the first quarter of 2008.
At each reporting period, the Company determines which loans are impaired. Accordingly, the Company’s impaired loans are reported at their estimated fair value on a non-recurring basis. An allowance for each impaired loan, which are generally collateral-dependent, is calculated based on the fair value of its collateral. The fair value of the collateral is based on appraisals performed by third-party valuation specialists. Factors including the assumptions and techniques utilized by the appraiser are considered by Management. If the recorded investment in the impaired loan exceeds the measure of fair value of the collateral, a valuation allowance is recorded as a component of the allowance for loan losses.
The table below presents the balances of impaired loans, which are the only assets measured at fair value on a non-recurring basis, by level within the hierarchy as of March 31, 2008. The Company did not measure liabilities at fair value on a non-recurring basis at March 31, 2008.

		Fair Value Measurement Using
	March 31, 2008	Level 1	Level 2	Level 3
Impaired loans	$4,922,993		$4,922,993
In accordance with the provisions of Statement No. 114, impaired loans with a carrying amount of $10,565,890 were written down to their fair value of $4,922,993, through a $5,642,897 charge to the provision for loan losses in prior periods.
The Company adopted Emerging Issue Task Force Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” (EITF 06-4”) at the beginning of our 2008 fiscal year. EITF 06-4 requires the accrual of the post-retirement benefit over the service period for deferred compensation plans funded through endorsement split-dollar life insurance. The Company is the owner and beneficiary of two endorsement split dollar policies which provide a guaranteed death benefit to the participants’ beneficiaries. As a result of adopting EITF 06-4 at January 1, 2008, a cumulative effect adjustment to retained earnings of $56,732 was recorded.
9. Reclassifications:
Certain reclassifications, which had no effect on prior year net income, have been made to prior period statements to conform to current year presentation.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
The Company is a one-bank holding company headquartered in Biloxi, Mississippi. It has two operating subsidiaries, PFC Service Corp. and The Peoples Bank, Biloxi, Mississippi (the “Bank”). The Bank, which provides a full range of banking, financial and trust services to state, county and local government entities and individuals and small and commercial businesses in Harrison, Hancock, Stone and Jackson counties in Mississippi.
The following presents Management’s discussion and analysis of the consolidated financial condition and results of operations of Peoples Financial Corporation and Subsidiaries. These comments should be considered in combination with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in this report on Form 10-Q and the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Management’s Discussion and Analysis included in the Company’s Form 10-K for the year ended December 31, 2007.
Forward-Looking Information
Congress passed the Private Securities Litigation Act of 1995 in an effort to encourage corporations to provide information about a company’s anticipated future financial performance. This act provides a safe harbor for such disclosure which protects the companies from unwarranted litigation if actual results are different from management expectations. This report contains forward-looking statements and reflects industry conditions, company performance and financial results. These forward-looking statements are subject to a number of factors and uncertainties which could cause the Company’s actual results and experience to differ from the anticipated results and expectations expressed in such forward-looking statements. Such factors and uncertainties include, but are not limited to: changes in interest rates and market prices, changes in local economic and business conditions, increased competition for deposits and loans, a deviation in actual experience from the underlying assumptions used to determine and establish the allowance for loan losses, changes in the availability of funds resulting from reduced liquidity, changes in government regulations and acts of terrorism, weather or other events beyond the Company’s control.
Critical Accounting Policies
Certain critical accounting policies affect the more significant estimates and assumptions used in the preparation of the consolidated financial statements. The Company’s single most critical accounting policy relates to its allowance for loan losses, which reflects the estimated losses resulting from the inability of its borrowers to make loan payments. If there was a deterioration of any of the factors considered by Management in evaluating the allowance for loan losses, the estimate of loss would be updated, and additional provisions for loan losses may be required.

OVERVIEW
Net income for the first quarter of 2008 was $2,089,400 compared with $2,715,323 for the first quarter of 2007. The decrease of $625,923 was primarily attributable to the decrease in net interest income of $227,340 and the increase in occupancy and depreciation expenses of $300,503 during the first quarter of 2008 versus the first quarter of 2007.
Total assets decreased to $897,403,550 at March 31, 2008 from $927,356,573 at March 31, 2007. This decrease was primarily attributable to the net decrease in available for sale securities of $39,970,597 during the first quarter of 2008. This significant decrease was the result of calls of available for sale securities of more than $85,000,000 since January 1, 2008.
RESULTS OF OPERATIONS
Net Interest Income
Net interest income, the amount by which interest income on loans, investments and other interest earning assets exceeds interest expense on deposits and other borrowed funds, is the single largest component of the Company’s income. Management’s objective is to provide the largest possible amount of income while balancing interest rate, credit, liquidity and capital risk. Changes in the volume and mix of interest earning assets and interest-bearing liabilities combined with changes in market rates of interest directly affect net interest income.
During the first quarter of 2008, the Federal Open Market Committee (the “Committee”) dropped the discount rate by a total of 200 basis points, which has resulted in decreases in prime interest rates during this time. The Committee’s actions were their attempt to stimulate the national economy and address concerns of a looming recession. The impact of these rate reductions was significant to the Company’s financial condition and results of operations.
The Company’s average interest earning assets decreased approximately $63,912,000, or 7%, from approximately $890,875,000 for the first quarter of 2007 to approximately $826,963,000 for the first quarter of 2007. As a direct result of the Committee’s rate reductions, more than 20% of the Company’s available for sale securities portfolio were called during the first quarter of 2008.
Also as a result of the Committee’s actions, the average yield on earning assets decreased 34 basis points, from 6.25% for the first quarter of 2007 to 5.91% for the first quarter of 2008. The Company’s loan portfolio generally has a 40%/60% blend of fixed/floating rate term. This results in the Company being more asset sensitive to market interest rates and generally is the cause of the decrease in interest income. In addition, the proceeds from the called securities that were reinvested in similar securities were at lower interest rates.
Average interest bearing liabilities decreased approximately $38,639,000, or 5%, from approximately $722,073,000 for the first quarter of 2007 to approximately $683,434,000 for the first quarter of 2008. The average rate paid on interest bearing liabilities decreased 67 basis points, from

3.53% for the first quarter of 2007 to 2.86% for the first quarter of 2008.
The Company’s trade area generally experiences a very competitive interest rate environment for deposits. During the last two quarters of 2007, this competition ramped up significantly. In some cases, the Company chose to not match higher rates offered to our customers by a competitor. This strategy has resulted in a favorable improvement in the yield on interest-bearing liabilities as well as an overall reduction in total deposits.
The Company’s net interest margin on a tax-equivalent basis, which is net income as a percentage of average earning assets, was 3.55% at March 31, 2008, up 16 basis points from 3.39% at March 31, 2007. The table that follows this discussion analyzes the changes in tax-equivalent net interest income for the two quarters ended March 31, 2008 and 2007.

Analysis of Average Balances, Interest Earned/Paid and Yield
(In Thousands)

	Three Months Ended March 31, 2008			Three Months Ended March 31, 2007
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate

Loans (2)(3)	$450,083	$7,432	6.61%	$403,773	$7,790	7.72%

Federal Funds Sold	4,584	37	3.23%	3,750	51	5.44%

HTM:
Taxable				54,407	685	5.04%

Non taxable (1)	4,330	68	6.28%	5,029	80	6.36%

AFS:
Taxable	337,084	4,289	5.09%	400,995	4,981	4.97%

Non taxable (1)	22,663	325	5.74%	17,520	258	5.89%

Other	8,219	63	3.07%	5,401	64	4.74%

Total	$826,963	$12,214	5.91%	$890,875	$13,909	6.25%

Savings & interest- bearing DDA	$245,841	$1,001	1.63%	$287,874	$1,438	2.00%

CD’s	229,883	2,219	3.86%	195,716	2,088	4.27%

Federal funds purchased	199,228	1,538	3.09%	231,234	2,725	4.71%

FHLB advances	8,482	122	5.75%	7,249	115	6.35%

Total	$683,434	$4,880	2.86%	$722,073	$6,366	3.53%

Net tax-equivalent yield on earning assets			3.55%			3.39%

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2008 and 2007.

(2)	Loan fees of $161 and $158 for 2008 and 2007, respectively, are included in these figures.

(3)	Includes nonaccrual loans.

Provision for Loan Losses
In the normal course of business, the Company assumes risk in extending credit to its customers. This credit risk is managed through compliance with the loan policy (the “policy”), which is approved by the Board of Directors. The policy establishes guidelines relating to underwriting standards, including but not limited to financial analysis, collateral valuation, lending limits, pricing considerations and loan grading. A loan review process further assists with evaluating credit quality and assessing potential performance issues. Loan delinquencies and deposit overdrafts are closely monitored in order to identify developing problems as early as possible. In addition, the Company continuously monitors its relationships with its loan customers in concentrated industries such as gaming and hotel/motel, as well as the exposure for out of area loans, and their direct and indirect impact on its operations. A watch list of credits which pose a potential loss to the Company is prepared based on the loan grading system. This list forms the foundation of the Company’s allowance for loan loss computation.
Since Hurricane Katrina hit the Mississippi Gulf Coast in August of 2005, the Company has modified its procedures to analyze its loan portfolio in light of the extraordinary impact of the storm on its trade area. Specific consideration of credits and their underlying collateral were conducted within weeks of the hurricane’s landfall. Based on its evaluation, the Company recorded a provision for loan losses of $5,055,000 during the third quarter of 2005. The Company continued to closely monitor its portfolio during the quarters that followed, making note of the potential impact of federal assistance, insurance availability and affordability, the pace of recovery in the region and increasing construction costs. Another factor which was given serious consideration was the length of time which has passed since August of 2005, since research has proven that a window of approximately two years usually passes before potential losses from catastrophic events such as Hurricane Katrina become apparent. Based on these factors and its ongoing analysis, the Company recorded a negative provision of $1,250,000 during the third quarter of 2007, effectively reversing approximately 25% of the provision recorded in 2005.
The Company continues to follow its guidelines and existing methodology for evaluating its loan portfolio. Based on this evaluation, no provision for loan losses was recorded during the first quarter of 2008. The Company did record a provision of $46,000 during the quarter of 2008 relating to potential losses on overdrawn deposit accounts, which is included in the provision for allowance for loan losses reported in the Consolidated Statements of Income.
The allowance for loan losses is an estimate, and as such, events may occur in the future which may affect its accuracy. The Company anticipates that it is possible that additional information will be gathered in future quarters which may require an adjustment to the allowance for loan losses. Management will continue to closely monitor its portfolio and take such action as it deems appropriate to accurately report its financial condition and results of operations.
Non-interest income
The largest component of non-interest income is service charges on deposit accounts, which includes insufficient funds (“NSF”) fees. During the first quarter of 2008, the Company increased its NSF fee from $27 per NSF item to $28 per NSF item, which resulted in total increased fee income from service charges on deposit accounts of $20,599.
Trust department income and fees are earned by the Company based on services provided to corporate and personal trust accounts. The decrease in fee income of $53,530 for the first quarter of 2008 as compared with the first quarter of 2007 is attributable to the decrease in the number of estates handled by the Trust Department, the decrease in the number of corporate trusts and paying agencies available for bid and the decrease in market value, on which fees are based, of personal trust accounts.
Other income decreased $74,311 for the first quarter of 2008 as compared with the first quarter of 2007. The current year included an increase of $43,634 in rental income from excess office space in bank buildings, the refund of $66,097 of state franchise taxes paid in prior years, and a gain of $87,648 from the call of securities during the first quarter of 2008. The prior year included a loss on the sale of securities of $15,993 and the gain from the sale of banking premises of $224,907.
Non-interest expense
Total non-interest expense increased $538,404 for the first quarter of 2008 as compared with the first quarter of 2007.
The largest component of non-interest expense is salaries and employee benefits, which only increased $78,223 for the first quarter of 2008 compared with the first quarter of 2007. Additional expenses in 2008 were attributable to salary and incentive increases of $166,840 and increases of $74,466 as a result of the reduction in the discount rate used for computing deferred compensation liabilities after March 31, 2007. These increases were partially offset by the decrease in health insurance benefit costs of $154,241.
Net occupancy expense increased $162,120 for the first quarter of 2008 and compared with the first quarter of 2007 largely as a result of an increase in costs associated with the conversion of the telecommunications system to voice over internet protocol. The Company anticipates that these expenses will ultimately result in a decrease in such expenses in future quarters.
Equipment rentals, depreciation and maintenance expenses increased $138,383 for the first quarter of 2008 compared with the first quarter of 2007. This increase was primarily attributable to an increase in depreciation expense of $112,500 on banking premises which were placed into service after March 31, 2007.
Included in the increase of $159,678 in other expense for the first quarter of 2008 as compared with the first quarter of 2007 are the increase in expense of $68,305 for offsite ATMs due to an increase in the number of such ATMs and in the number of transactions at such ATMs and an increase in accounting and auditing fees of $81,313 due to the outsourcing of the I/T internal audit function in the current year and the increase in audit fees for 2008.

FINANCIAL CONDITION
Available for sale securities decreased $39,970,597 at March 31, 2008, compared with December 31, 2007. The Federal Reserve reduced interest rates by 200 basis points during the first quarter, which resulted in more than $85,000,000 of the Company’s U.S. Agency securities being called. Proceeds from these calls have provided funding for lending and liquidity requirements, and excess funds have been invested in U.S. Agency securities. The following schedule reflects the mix of available for sale securities at March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007

Available for sale securities:
U.S. Treasury	$68,336,000	$73,306,340

U.S. Government agencies and corp.	219,540,130	253,799,811

Mortgage-backed securities	32,487,541	33,383,897

States and political subdivisions	22,904,647	22,482,364

Equity securities	3,790,010	4,056,513

Total available for sale securities	$347,058,328	$387,028,925

The Company’s held to maturity portfolio was invested solely in debt securities issued by state and political subdivisions at March 31, 2008 and December 31, 2007. The decrease in these securities of $453,307 since December 31, 2007 is the result of maturities.
The composition of the loan portfolio was as follows:

	March 31, 2008	December 31, 2007

Real estate, construction	$106,877,362	$93,739,256
Real estate, mortgage	280,956,131	265,463,768
Loans to finance agricultural production and other loans to farmers	1,053,320	2,545,169
Commercial and industrial loans	54,341,299	76,267,162
Loans to individuals for household, family and other consumer expenditures	11,729,533	11,173,054
Obligations of states and political subdivisions	1,740,975	1,747,293
All other loans	54,430	56,372

Total	$456,753,050	$450,992,074

During 2007, the Company substantially completed several large construction projects including the expansion at the Main Office, rebuilding of our Pass Christian branch and renovations at our Orange Grove Branch. Since January 1, 2008, final billings of $1,186,448 for these projects were received and added to bank premises.

Interest earning assets, particularly available for sale securities, have decreased since January 1, 2008 along with a decrease in interest rates earned on these assets. These trends directly impact accrued interest receivable, which decreased $1,422,645 during the first quarter of 2008.
Total deposits increased $501,190 at March 31, 2008, as compared with December 31, 2007. Typically, significant increases or decreases in total deposits and/or significant fluctuations among the different types of deposits from quarter to quarter are anticipated by Management as customers in the casino industry and county and municipal entities reallocate their resources periodically. The Company anticipates that deposits will continue at or near their present level throughout the remaining quarters of 2008.
Federal funds purchased and securities sold under agreements to repurchase primarily include the bank subsidiary’s funds management account, which is a non-deposit product. Balances in the funds management accounts decreased $35,069,061 at March 31, 2008, as compared with December 31, 2007, as the result of the periodic reallocation of funds by certain customers between deposit products and non-deposit products.
SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY
As a part of its on-going stock repurchase program, the Company repurchased and retired 24,214 shares of its common stock, at a total repurchase price of $514,449 during the first quarter of 2008. Management believes that the Company’s stock is undervalued, and plans to continue its repurchase activities in future quarters.
Strength, security and stability have been the hallmark of the Company since its founding in 1985 and of its bank subsidiary since its founding in 1896. A strong capital foundation is fundamental to the continuing prosperity of the Company and the security of its customers and shareholders. One measure of capital adequacy is the primary capital ratio which was 13.02% at March 31, 2008, which is well above the regulatory minimum of 6.00%. Management continues to emphasize the importance of maintaining the appropriate capital levels of the Company and has established the goal of maintaining its primary capital ratio at 8.00%, which is the minimum requirement for classification as being “well-capitalized” by the banking regulatory authorities.
LIQUIDITY
Liquidity represents the Company’s ability to adequately provide funds to satisfy demands from depositors, borrowers and other commitments by either converting assets to cash or accessing new or existing sources of funds. Management monitors these funds requirements in such a manner as to satisfy these demands and provide the maximum earnings on its earning assets. Deposits, payments of principal and interest on loans, proceeds from maturities of investment securities and earnings on investment securities are the principal sources of funds for the Company. Borrowings from the Federal Home Loan Bank, federal funds sold and federal funds purchased are utilized by the Company to manage its daily liquidity position.

FINANCIAL HIGHLIGHTS (in thousands except per share data)
EARNINGS SUMMARY

Three Months Ended March 31,	2008	2007

Net interest income	$7,201	$7,429
Provision for loan losses	46	49
Non-interest income	2,538	2,650
Non-interest expense	6,565	6,026
Income taxes	1,039	1,288
Net income	2,089	2,715
Earnings per share	.39	.49
PERFORMANCE RATIOS

March 31,	2008	2007

Return on average assets	.91%	1.10%
Return on average equity	7.71%	10.89%
Net interest margin	3.55%	3.39%
Efficiency ratio	68%	60%
Item 4: Controls and Procedures
As of March 31, 2008, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There were no changes in the Company’s internal control over financial reporting that occurred during the period ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1: Legal Proceedings
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
The criminal case against the Attorney, the Judge and other parties concluded on August 12, 2005. No guilty verdicts were returned. The defendants received not guilty verdicts on several counts and there was no verdict (mistrial) on a number of other counts, including the Bank v. USF&G matter. On September 16, 2005, the U. S. Attorney’s office announced that it would retry the Attorney, the Judge and other parties on fraud and bribery charges related to the Bank v. USF&G matter. The new trial began on February 7, 2007. On March 31, 2007, guilty verdicts on counts of bribery, conspiracy, mail fraud/honest services fraud and racketeer influenced corrupt organizations (RICO) violations were returned against the Attorney, the Judge and other parties. The Attorney, the Judge and other parties have indicated that they plan to appeal the guilty verdicts. On October 30, 2007, the judge in the USF&G lawsuit lifted the stay order in that case.
On February 4, 2008, USF&G filed an amended complaint against the Bank, the Attorney and the Judge. In the amended complaint, USF&G seeks $2.5 million in compensatory damages, $10 million in punitive damages and prejudgment interest and attorneys’ fees, etc. In addition, USF&G seeks a declaratory judgment to set aside the settlement in the original lawsuit between USF&G and the Bank. On February 20, 2008, the Bank filed an answer to the amended complaint and the Bank intends to fully defend the action brought against it. As of April 30, 2008, there has been no discovery in the case and no trial date has been set in the matter.
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
The bank is involved in various other legal matters and claims which are being defended and handled in the ordinary course of business. None of these matters is expected, in the opinion of Management, to have a material adverse effect upon the financial position or results of operations of the Company.
Item 4: Submission of Matters to a Vote of Security Holders
(a) The Annual Meeting of Shareholders of the Company was held on April 16, 2008.
(b) The following five directors were elected at the meeting to hold office for a term of one year:

	Approve	Disapprove

Drew Allen	4,711,659.796	36,713.221
Rex E. Kelly	4,715,034.796	33,338.221
Dan Magruder	4,727,514.796	20,858.221
Lyle M. Page	4,707,915.054	40,457.963
Chevis C. Swetman	4,595,875.054	152,497.963
Of the 5,396,415 shares outstanding and eligible to vote on April 16, shares not voted amounted to 645,105.409 and there were 2,935.574 abstentions.

Item 5: Other Information
(a) On February 27, 2008, the Board of Directors re-appointed the following officers of the Company:

President and CEO	Chevis C. Swetman
Executive Vice President	A. Wes Fulmer
First Vice President	Thomas J. Sliman
Second Vice President	Jeannette E. Romero
Vice President	Robert M. Tucei
Vice President and Secretary	Ann F. Guice
Chief Financial Officer	Lauri A. Wood
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
A Form 8-K was filed on January 23, 2008 and April 16, 2008.

SIGNATURES
Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL CORPORATION
(Registrant)
Date: May 9, 2008
By:	/s/ Chevis C. Swetman
Chevis C. Swetman
Chairman, President and Chief Executive Officer

Date: May 9, 2008
By:	/s/ Lauri A. Wood
Lauri A. Wood Chief Financial Officer and Controller (principal financial and accounting officer)