Form 10-Q
period 2008-06-30
PEOPLES FINANCIAL CORP /MS/
filed 2008-08-08
CIK 770460

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date. Peoples Financial Corporation has only one class of common stock authorized. At July 31, 2008, there were 15,000,000 shares of $1 par value common stock authorized, and 5,330,390 shares issued and outstanding.

Part 1 – Financial Information
Item 1: Financial Statements
Peoples Financial Corporation and Subsidiaries
Consolidated Statements of Condition

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)

Assets
Cash and due from banks	$38,023,789	$34,665,370

Federal funds sold	810,000	270,000

Available for sale securities	327,756,116	387,028,925

Held to maturity securities, fair value of $3,438,637 at June 30, 2008; $4,676,471 at December 31, 2007	3,392,881	4,629,992

Other investments	3,160,000

Federal Home Loan Bank Stock, at cost	928,100	936,200

Loans	472,964,561	450,992,074

Less: Allowance for loan losses	9,327,780	9,378,137

Loans, net	463,636,781	441,613,937

Bank premises and equipment, net of accumulated depreciation	34,861,451	34,410,789

Accrued interest receivable	6,411,661	7,371,216

Cash surrender value of life insurance	14,408,531	13,578,536

Other assets	3,147,524	2,851,608

Total assets	$896,536,834	$927,356,573

Peoples Financial Corporation and Subsidiaries
Consolidated Statements of Condition (continued)

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)

Liabilities & Shareholders’ Equity
Liabilities:

Deposits:

Demand, non-interest bearing	$121,021,954	$113,916,041

Savings and demand, interest bearing	264,908,659	231,435,685

Time, $100,000 or more	123,004,126	166,078,473

Other time deposits	55,687,734	57,700,280

Total deposits	564,622,473	569,130,479

Federal funds purchased and securities sold under agreements to repurchase	205,356,130	231,225,118

Borrowings from Federal Home Loan Bank	7,018,242	7,100,305

Other liabilities	14,013,402	13,359,047

Total liabilities	791,010,247	820,814,949

Shareholders’ Equity:
Common stock, $1 par value, 15,000,000 shares authorized, 5,340,355 and 5,420,204 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	5,340,355	5,420,204

Surplus	65,780,254	65,780,254

Undivided profits	35,446,170	34,458,291

Accumulated other comprehensive income, net of tax	(1,040,192)	882,875

Total shareholders’ equity	105,526,587	106,541,624

Total liabilities & shareholders’ equity	$896,536,834	$927,356,573

See selected notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Interest income:

Interest and fees on loans	$6,675,902	$8,422,725	$14,108,247	$16,212,614

Interest and dividends on securities:

U. S. Treasury	776,286	1,152,278	1,590,226	2,467,589

U.S. Government agencies	2,700,844	4,144,884	5,714,331	8,416,417

Mortgage-backed securities	435,554	253,532	896,926	333,597

States and politicial subdivisions	249,196	233,953	509,246	457,115

Other investments	38,063	42,688	100,980	106,171

Interest on federal funds sold	25,258	30,602	62,070	81,711

Total interest income	10,901,103	14,280,662	22,982,026	28,075,214

Interest expense:

Deposits	2,618,729	3,704,829	5,837,741	7,231,163

Long-term borrowings	117,531	165,304	239,765	279,847

Federal funds purchased and securities sold under agreements to repurchase	1,081,298	2,845,117	2,619,692	5,570,169

Total interest expense	3,817,558	6,715,250	8,697,198	13,081,179

Net interest income	7,083,545	7,565,412	14,284,828	14,994,035

Provision for allowance for losses on loans	48,000	51,000	94,000	100,000

Net interest income after provision for allowance for losses on loans	$7,035,545	$7,514,412	$14,190,828	$14,894,035

Peoples Financial Corporation and Subsidiaries
Consolidated Statements of Income (continued)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Non-interest income:

Trust department income and fees	$434,025	$449,625	$829,115	$898,245

Service charges on deposit accounts	1,729,375	1,631,897	3,421,835	3,303,758

Gain (loss) on sales or calls of securites	27,629	(603,022)	115,277	(619,015)

Other income	439,686	483,204	802,280	1,028,687

Total non-interest income	2,630,715	1,961,704	5,168,507	4,611,675

Non-interest expense:

Salaries and employee benefits	3,611,848	3,478,055	7,077,246	6,865,231

Net occupancy	467,333	541,789	1,007,158	919,494

Rentals, depreciation and maintenance	872,248	834,905	1,794,301	1,618,575

Other expense	1,452,833	1,425,117	3,090,232	2,902,837

Total non-interest expense	6,404,262	6,279,866	12,968,937	12,306,137

Income before income taxes	3,261,998	3,196,250	6,390,398	7,199,573

Income taxes	1,084,000	1,210,000	2,123,000	2,498,000

Net Income	$2,177,998	$1,986,250	$4,267,398	$4,701,573

Basic and diluted earnings per share	$.41	$.36	$.79	$.85

See selected notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries
Consolidated Statement of Shareholders’ Equity

					Accumulated
	Number of				Other
	Common	Common		Undivided	Comprehensive	Comprehensive
	Shares	Stock	Surplus	Profits	Income	Income	Total

Balance, January 1, 2008	5,420,204	$5,420,204	$65,780,254	$34,458,291	$882,875		$106,541,624

Comprehensive Income:

Net income				4,267,398		$4,267,398	4,267,398

Net unrealized loss on available for sale securities, net of tax					(2,542,565)	(2,542,565)	(2,542,565)

Reclassification adjustment for available for sale securities called or sold in current year, net of tax					(76,083)	(76,083)	(76,083)

Gain from unfunded post- retirement benefit obligation, net of tax					695,581	695,581	695,581

Total comprehensive income						$2,344,331

Cumulative effect adjustment from adoption of EITF 06-04				(56,732)			(56,732)

Effect of stock retirement on accrued dividends				5,868			5,868

Dividend declared, ($ .29 per share)				(1,548,703)			(1,548,703)

Retirement of stock	(79,849)	(79,849)		(1,679,952)			(1,759,801)

Balance, June 30, 2008	5,340,355	$5,340,355	$65,780,254	$35,446,170	$(1,040,192)		$105,526,587

Note: Balances as of January 1, 2008 were audited.
See selected notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2008	2007

Cash flows from operating activities:

Net income	$4,267,398	$4,701,573

Adjustment to reconcile net income to net cash provided by operating activities:

Depreciation	1,097,500	910,000
Provision for allowance for loan losses	94,000	100,000
Gain on sale of bank premises	(142,607)	(417,107)
Gain on sale of other real estate		(10,470)
(Gain) loss on sales and calls of securities	(115,277)	619,015
Change in accrued interest receivable	959,555	(270,777)
Change in other assets	776,622	(866,793)
Change in other liabilities	776,346	(7,810,083)

Net cash provided by (used in) operating activities	7,713,537	(3,044,642)

Cash flows from investing activities:

Proceeds from maturities, sales and calls of available for sale securities	138,371,132	105,881,327
Investment in available for sale securities	(82,129,694)	(124,481,485)
Proceeds from maturities of held to maturity securities	1,240,000	75,390,000
Investment in held to maturity securities	(2,889)	(5,508,486)
Purchases of other investments	(3,160,000)
(Investment in) redemption of Federal Home Loan Bank Stock	8,100	(29,600)
Proceeds from sales of other real estate	19,500	55,000
Loans, net change	(22,264,844)	(28,736,474)
Proceeds from sale of bank premises	266,812	474,907
Acquisition of premises and equipment	(1,672,367)	(5,551,234)
Other assets	(814,423)	(344,428)

Net cash provided by investing activities	$29,861,327	$17,149,527

Peoples Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Six Months Ended June 30,
	2008	2007

Cash flows from financing activities:

Demand and savings deposits, net change	$40,578,887	$44,782,320
Time deposits, net change	(45,086,893)	10,756,175
Cash dividends	(1,457,587)	(1,276,086)
Retirement of common stock	(1,759,801)	(815,875)
Borrowings from Federal Home Loan Bank	12,000,000	35,850,030
Repayments to Federal Home Loan Bank	(12,082,063)	(29,135,201)
Federal funds purchased and securities sold under agreements to repurchase, net change	(25,868,988)	(28,889,552)

Net cash provided by (used in) financing activities	(33,676,445)	31,271,811

Net increase in cash and cash equivalents	3,898,419	45,376,696

Cash and cash equivalents, beginning of year	34,935,370	44,193,493

Cash and cash equivalents, end of year	$38,833,789	$89,570,189

See selected notes to consolidated financial statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2008 and 2007
1. Basis of Presentation:
The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the financial position of Peoples Financial Corporation and its subsidiaries (the “Company”) as of June 30, 2008 and the results of their operations and their cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2007 Annual Report and Form 10-K.
The results of operations for the six months ended June 30, 2008, are not necessarily indicative of the results to be expected for the full year.
Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.
Summary of Significant Accounting Policies - The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America and general practices within the banking industry. With the exception of the adoption of new accounting pronouncements as discussed in Note 8, there have been no material changes or developments in the application of principles or in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies as disclosed in our Form 10-K for the year ended December 31, 2007.
2. Earnings Per Share:
Per share data is based on the weighted average shares of common stock outstanding of 5,379,112 and 5,541,765 for the six months ended June 30, 2008 and 2007, respectively, and 5,361,327 and 5,535,402 for the quarters ended June 30, 2008 and 2007, respectively.
3. Statements of Cash Flows:
The Company has defined cash and cash equivalents to include cash and due from banks and federal funds sold. The Company paid $9,007,014 and $13,029,585 for the six months ended June 30, 2008 and 2007, respectively, for interest on deposits and borrowings. Income tax payments of $500,000 and $3,444,000 were made during the six months ended June 30, 2008 and 2007, respectively. Loans in the amount of $148,000 were transferred to other real estate during the six months ended June 30, 2008. There were no loans transferred to other real estate during the six months ended June 30, 2007.

4. Investments:
Securities with gross unrealized losses at June 30, 2008, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	Less Than Twelve Months		Over Twelve Months			Total
		Gross			Gross		Gross
		Unrealized			Unrealized		Unrealized
	Fair Value	Loss	Fair Value		Loss	Fair Value	Loss

U.S. Government Agencies	$83,222,180	$1,498,182	$		$	$83,222,180	$1,498,182

Mortgage-backed securities	24,151,931	308,322				24,151,931	308,322

States and political subdivisions	12,164,684	356,198		1,159,950	88,369	13,324,634	444,567

FHLMC preferred stock				1,594,807	1,480,193	1,594,807	1,480,193

TOTAL	$119,538,795	$2,162,702		$2,754,757	$1,568,562	$122,293,552	$3,731,264

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
5. Past Due and Impaired Loans:
Loans past due ninety days or more and still accruing were $957,295 and $1,233,761 at June 30, 2008 and December 31, 2007, respectively.
Impaired loans include performing and non-performing loans for which full payment of principal or interest is not expected. At June 30, 2008 and December 31, 2007, performing loans which were classified as impaired loans totaled $11,670,612 and $11,654,527, respectively. At June 30, 2008 and December 31, 2007, non-performing loans which were classified as impaired loans included nonaccrual loans which amounted to $4,868,673 and $44,612, respectively. The total average recorded investment in impaired loans amounted to approximately $16,789,234 and $11,092,658 at June 30, 2008 and December 31, 2007, respectively. The Company had $5,098,035 and $5,642,719 of specific allowance related to impaired loans at June 30, 2008 and December 31, 2007, respectively. Interest income recognized on impaired loans was $326,763 and $621,290 during the six months ended June 30, 2008 and the year ended December 31, 2007, respectively. Interest income recognized on impaired loans if the Company had used the cash-basis method of accounting would have been $336,696 and $669,971 during the six months ended June 30, 2008 and the year ended December 31, 2007, respectively.
6. Allowance for Loan Losses:
Transactions in the allowance for loan losses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Balance, beginning of period	$9,404,270	$10,854,058	$9,378,137	$10,841,367

Recoveries	211,039	66,486	279,130	130,645

Loans charged off	(335,529)	(107,278)	(423,487)	(207,746)

Provision for allowance for loan losses	48,000	51,000	94,000	100,000

Balance, end of period	$9,327,780	$10,864,266	$9,327,780	$10,864,266

7. Other Comprehensive Income:
The income tax effect from the unrealized loss on available for sale securities on accumulated other comprehensive income was ($1,349,000) at June 30, 2008. The income tax effect from the gain on unfunded post-retirement benefit obligation on accumulated other comprehensive income was $358,330 at June 30, 2008.
8. New Accounting Pronouncements:
The Company adopted Financial Accounting Standards Board Statement No. 157, “Fair Value Measurement” (“SFAS 157”) at January 1, 2008. There was no material impact to the financial statements presented herein as a result of this adoption. SFAS 157 applies to all assets and liabilities that are being measured and reported on a fair value basis. SFAS 157 requires new disclosure that establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values.
The statement requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories: Level 1 – Quoted market prices in active markets for identical assets or liabilities, Level 2 – Observable market based inputs or unobservable inputs that are corroborated by market data, or Level 3 – Unobservable inputs that are not corroborated by market data. In determining the appropriate levels, a detailed analysis of the assets and liabilities that are subject to SFAS 157 is performed. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.

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
The table below presents the balances of available for sale securities, which are the only assets measured at fair value on a recurring basis, by level within the hierarchy as of June 30, 2008. The Company did not measure liabilities at fair value on a recurring basis at June 30, 2008.

		Fair Value Measurement Using
	June 30, 2008	Level 1	Level 2	Level 3
Available for sale securities	$327,756,116		$327,756,116
In accordance with Statement No. 115, available for sale securities with an amortized cost of $329,244,029 were reported at June 30, 2008 at a fair value, net of unrealized gains and losses, of $327,756,116. The net change in unrealized gains and losses of $2,618,648 was included in comprehensive income during the first six months of 2008.
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
The table below presents the balances of impaired loans, which are the only assets measured at fair value on a non-recurring basis, by level within the hierarchy as of June 30, 2008. The Company did not measure liabilities at fair value on a non-recurring basis at June 30, 2008.

		Fair Value Measurement Using
	June 30, 2008	Level 1	Level 2	Level 3
Impaired loans	$11,441,250		$11,441,250
In accordance with the provisions of Statement No. 114, impaired loans with a carrying amount of $16,539,285 were written down to their fair value of $11,441,250, through a $5,098,035 charge to the provision for loan losses in prior periods.

The Company adopted Emerging Issue Task Force Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” (“EITF 06-4”) at the beginning of our 2008 fiscal year. EITF 06-4 requires the accrual of the post-retirement benefit over the service period for deferred compensation plans funded through endorsement split-dollar life insurance. The Company is the owner and beneficiary of two endorsement split dollar policies which provide a guaranteed death benefit to the participants’ beneficiaries. As a result of adopting EITF 06-4 at January 1, 2008, a cumulative effect adjustment to retained earnings of $56,732 was recorded.
9. Reclassifications:
Certain reclassifications, which had no effect on prior year net income, have been made to prior period statements to conform to current year presentation.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
The Company is a one-bank holding company headquartered in Biloxi, Mississippi. It has two operating subsidiaries, PFC Service Corp. and The Peoples Bank, Biloxi, Mississippi (the “Bank”). The Bank provides a full range of banking, financial and trust services to state, county and local government entities and individuals and small and commercial businesses in Harrison, Hancock, Stone and Jackson counties in Mississippi.
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

OVERVIEW
Net income for the second quarter of 2008 was $2,177,998 compared with $1,986,250 for the second quarter of 2007. Net interest income during the second quarter of 2008 decreased $481,867 as compared with the second quarter of 2007. During the second quarter of 2008, the Company recorded a net gain on the sale or call of securities of $27,629 as compared with a net loss of $603,022 during the second quarter of 2007.
Net income for the first six months 2008 was $4,267,398 compared with $4,701,573 for the first six months of 2007. Net interest income during the first six months of 2008 decreased $709,207 as compared with the first six months of 2008. During the first half of 2008, the Company recorded a net gain on the sale or call of securities of $115,277 as compared with a net loss of $619,015 during the first half of 2007.
Total assets decreased to $896,536,834 at June 30, 2008 from $927,356,573 at December 31, 2007. This decrease was primarily attributable to the net decrease in available for sale securities of $59,272,809 during the first half of 2008. This significant decrease was the result of calls of available for sale securities of more than $112,000,000 since January 1, 2008. Proceeds from these calls funded loan demand and liquidity needs with excess funds being invested primarily in U.S. Agency securities.
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
During the first half of 2008, the Federal Open Market Committee (the “Committee”) dropped the discount rate by a total of 225 basis points, which resulted in decreases in prime interest rates during this time. The Committee’s actions were their attempt to stimulate the national economy and address concerns of a looming recession. The impact of these rate reductions was significant to the Company’s financial condition and results of operations.
Quarter Ended June 30, 2008 as Compared with Quarter Ended June 30, 2007
The Company’s average interest earning assets decreased approximately $85,784,000, or 10%, from approximately $894,608,000 for the second quarter of 2007 to approximately $808,824,000 for the second quarter of 2008. As a direct result of the Committee’s rate reductions, more than 20% of the Company’s available for sale securities portfolio were called during the first quarter of 2008.

Also as a result of the Committee’s actions, the average yield on earning assets decreased 99 basis points, from 6.44% for the second quarter of 2007 to 5.45% for the second quarter of 2008. The Company’s loan portfolio generally has a 40%/60% blend of fixed/floating rate term. This results in the Company being more asset sensitive to market interest rates and generally is the cause of the decrease in interest income. In addition, the proceeds from the called securities that were reinvested in similar securities were at lower interest rates.
Average interest bearing liabilities decreased approximately $69,029,000, or 9%, from approximately $735,848,000 for the second quarter of 2007 to approximately $666,819,000 for the second quarter of 2008. The average rate paid on interest bearing liabilities decreased 136 basis points, from 3.65% for the second quarter of 2007 to 2.29% for the second quarter of 2008.
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
The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 3.57% at June 30, 2008, up 13 basis points from 3.44% at June 30, 2007.
Six Months Ended June 30, 2008 as Compared with Six Months Ended June 30, 2007
The Company’s average interest earning assets decreased approximately $74,896,000, or 8%, from approximately $892,758,000 for the first half of 2007 to approximately $817,862,000 for the first half of 2007. As a direct result of the Committee’s rate reductions, more than 20% of the Company’s available for sale securities portfolio were called during the first and second quarters of 2008.
Also as a result of the Committee’s actions, the average yield on earning assets decreased 66 basis points, from 6.34% for the first half of 2007 to 5.68% for the first half of 2008. The Company’s loan portfolio generally has a 40%/60% blend of fixed/floating rate term. This results in the Company being more asset sensitive to market interest rates and generally is the cause of the decrease in interest income. In addition, the proceeds from the called securities that were reinvested in similar securities were at lower interest rates.
Average interest bearing liabilities decreased approximately $53,856,000, or 7%, from approximately $729,014,000 for the first half of 2007 to approximately $675,158,000 for the first half of 2008. The average rate paid on interest bearing liabilities decreased 101 basis points, from 3.59% for the first half of 2007 to 2.58% for the first half of 2008.
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
The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 3.56% at June 30, 2008, up 15 basis points from 3.41% at June 30, 2007.
The tables on the following pages analyze the changes in tax-equivalent net interest income for the quarters ended June 30, 2008 and 2007 and the six months ended June 30, 2008 and 2007.

Analysis of Average Balances, Interest Earned/Paid and Yield
(In Thousands)

	Three Months Ended June 30, 2008			Three Months Ended June 30, 2007
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate

Loans (2)(3)	$463,561	$6,676	5.76%	$427,626	$8,423	7.88%

Federal Funds Sold	5,067	25	1.97%	2,183	31	5.68%

HTM:
Taxable				25,150	316	5.03%

Non taxable (1)	3,653	57	6.24%	4,837	75	6.20%

AFS:
Taxable	306,118	3,912	5.11%	410,427	5,235	5.10%

Non taxable (1)	22,609	322	5.70%	18,953	279	5.89%

Other	7,816	38	1.94%	5,432	42	3.09%

Total	$808,824	$11,030	5.45%	$894,608	$14,401	6.44%

Savings & interest- bearing DDA	$260,870	$1,059	1.62%	$276,133	$1,346	1.95%

CD’s	190,627	1,559	3.27%	207,896	2,359	4.54%

Federal funds purchased	207,973	1,082	2.08%	240,508	2,845	4.73%

FHLB advances	7,349	118	6.42%	11,311	165	5.84%

Total	$666,819	$3,818	2.29%	$735,848	$6,715	3.65%

Net tax-equivalent yield on earning assets			3.57%			3.44%

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2008 and 2007.

(2)	Loan fees of $293,340 and $148,527 for 2008 and 2007, respectively, are included in these figures.

(3)	Includes nonaccrual loans.

Analysis of Average Balances, Interest Earned/Paid and Yield
(In Thousands)

	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate

Loans (2)(3)	$456,822	$14,108	6.18%	$415,765	$16,213	7.80%

Federal Funds Sold	4,825	62	2.57%	2,967	82	5.53%

HTM:
Taxable				39,698	1,001	5.04%

Non taxable (1)	3,992	125	6.26%	4,933	155	6.28%

AFS:
Taxable	321,601	8,201	5.10%	405,738	10,216	5.04%

Non taxable (1)	22,636	647	5.72%	18,240	537	5.89%

Other	7,986	101	2.53%	5,417	106	3.91%

Total	$817,862	$23,244	5.68%	$892,758	$28,310	6.34%

Savings & interest-bearing DDA	$253,387	$2,060	1.63%	$281,986	$2,784	1.97%

CD’s	210,255	3,778	3.59%	201,840	4,447	4.41%

Federal funds purchased	203,600	2,620	2.57%	235,897	5,570	4.72%

FHLB advances	7,916	240	6.06%	9,291	280	6.03%

Total	$675,158	$8,698	2.58%	$729,014	$13,081	3.59%

Net tax-equivalent yield on earning assets			3.56%			3.41%

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2008 and 2007.

(2)	Loan fees of $409,311 and $307,027 for 2008 and 2007, respectively, are included in these figures.

(3)	Includes nonaccrual loans.

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
The Company continues to follow its guidelines and existing methodology for evaluating its loan portfolio. Based on this evaluation, no provision for loan losses was recorded during the quarters or six months ended June 2008 and 2007. The Company did record provisions during the quarters and six months ended June 30, 2008 and 2007 relating to potential losses on overdrawn deposit accounts, which is included in the provision for allowance for loan losses reported in the Consolidated Statements of Income.
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

Non-interest income
Total non-interest income increased $669,011 for the second quarter of 2008 as compared with the second quarter of 2007. During the second quarter of 2008, the Company recorded a net gain on the sale or call of securities of $27,629 as compared with a net loss of $603,022 during the second quarter of 2007.
Total non-interest income increased $556,832 for the first half of 2008 as compared with the first half of 2007. During the first half of 2008, the Company recorded a net gain on the sale or call of securities of $115,277 as compared with a net loss of $619,015 during the first half of 2007. Results for 2008 included gains from the sale of bank premises of $142,607 while results for 2007 included gains from the sale of bank premises of $417,107.
Non-interest expense
Total non-interest expense increased $124,396 for the second quarter of 2008 as compared with the second quarter of 2007. The largest component of non-interest expense is salaries and employee benefits, which increased $133,793 for the second quarter of 2008 compared with the second quarter of 2007. Additional expenses in 2008 were attributable to salary and incentive increases of $174,181 which were partially offset by the decrease in health insurance benefit costs of $55,823.
Total non-interest expense increased $662,800 for the first half of 2008 as compared with the first half of 2007.
Salaries and employee benefits increased $212,015 for the first half of 2008 compared with the first half of 2007. Additional expenses in 2008 were attributable to salary and incentive increases of $291,021 and increases of $121,376 as a result of the reduction in the discount rate used for computing deferred compensation liabilities after March 31, 2007. These increases were partially offset by the decrease in health insurance benefit costs of $210,064.
Equipment rentals, depreciation and maintenance expenses increased $175,726 for the first half of 2008 compared with the first half of 2007. This increase was primarily attributable to an increase in depreciation expense of $187,500 on banking premises which were placed into service after March 31, 2007.
Included in the increase of $187,395 in other expense for the first half of 2008 as compared with the first half of 2007 are the increase in expense of $111,537 for offsite ATMs due to an increase in the number of such ATMs and in the number of transactions at such ATMs and an increase in accounting and auditing fees of $69,353 due to the outsourcing of the I/T internal audit function in the current year and the increase in audit fees for 2008.

FINANCIAL CONDITION
Available for sale securities decreased $59,272,809 at June 30, 2008, compared with December 31, 2007. The Federal Reserve reduced interest rates by 200 basis points during the first quarter, which resulted in more than $112,105,000 of the Company’s U.S. Agency securities being called during the first half of the year. Proceeds from these calls have provided funding for lending and liquidity requirements, and excess funds have been invested in U.S. Agency securities. The following schedule reflects the mix of available for sale securities at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007

Available for sale securities:
U.S. Treasury	$71,167,542	$73,306,340

U.S. Government agencies and corp.	200,001,923	253,799,811

Mortgage-backed securities	30,095,635	33,383,897

States and political subdivisions	22,742,710	22,482,364

Equity securities	3,748,306	4,056,513

Total available for sale securities	$327,756,116	$387,028,925

The Company’s held to maturity portfolio was invested solely in debt securities issued by state and political subdivisions at June 30, 2008 and December 31, 2007. The decrease in these securities of $1,237,111 since December 31, 2007 is the result of maturities.
The composition of the loan portfolio was as follows:

	June 30, 2008	December 31, 2007

Real estate, construction	$111,414,069	$93,739,256
Real estate, mortgage	291,108,404	265,463,768
Loans to finance agricultural production	783,390	2,545,169
Commercial and industrial loans	57,217,123	76,267,162
Loans to individuals for household, family and other consumer expenditures	11,021,761	11,173,054
Obligations of states and political subdivisions	1,418,738	1,747,293
All other loans	1,076	56,372

Total	$472,964,561	$450,992,074

Interest earning assets, particularly available for sale securities, have decreased since January 1, 2008 along with a decrease in interest rates earned on these assets. These trends directly impact accrued interest receivable, which decreased $959,555 during the first half of 2008.
Total deposits decreased $4,508,006 at June 30, 2008, as compared with December 31, 2007. Typically, significant increases or decreases in total deposits and/or significant fluctuations among the different types of deposits from quarter to quarter are anticipated by Management as customers in the casino industry and county and municipal entities reallocate their resources periodically. The Company anticipates that deposits will continue at or near their present level throughout the remaining quarters of 2008.
Federal funds purchased and securities sold under agreements to repurchase primarily include the bank subsidiary’s funds management account, which is a non-deposit product. Balances in the funds management accounts decreased $25,868,988 at June 30, 2008, as compared with December 31, 2007, as the result of the periodic reallocation of funds by certain customers between deposit products and non-deposit products.
SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY
As a part of its on-going stock repurchase program, the Company repurchased and retired 79,849 shares of its common stock, at a total repurchase price of $1,759,801 during the first half of 2008. Management believes that the Company’s stock is undervalued, and plans to continue its repurchase activities in future quarters.
Strength, security and stability have been the hallmark of the Company since its founding in 1985 and of its bank subsidiary since its founding in 1896. A strong capital foundation is fundamental to the continuing prosperity of the Company and the security of its customers and shareholders. One measure of capital adequacy is the primary capital ratio which was 12.47% at June 30, 2008, which is well above the regulatory minimum of 6.00%. Management continues to emphasize the importance of maintaining the appropriate capital levels of the Company and has established the goal of maintaining its primary capital ratio at 8.00%, which is the minimum requirement for classification as being “well-capitalized” by the banking regulatory authorities.
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

FINANCIAL HIGHLIGHTS (in thousands except per share data)
EARNINGS SUMMARY

Three Months Ended June 30,	2008	2007

Net interest income	$7,083	$7,565
Provision for loan losses	48	51
Non-interest income	2,631	1,962
Non-interest expense	6,404	6,280
Income taxes	1,084	1,210
Net income	2,178	1,986
Earnings per share	.41	.36

Six Months Ended June 30,	2008	2007

Net interest income	$14,285	$14,994
Provision for loan losses	94	100
Non-interest income	5,168	4,612
Non-interest expense	12,969	12,306
Income taxes	2,123	2,498
Net income	4,267	4,702
Earnings per share	.79	.85
PERFORMANCE RATIOS (annualized)

June 30,	2008	2007

Return on average assets	.92%	.95%
Return on average equity	7.40%	9.06%
Net interest margin	3.56%	3.41%
Efficiency ratio	67%	63%
Item 4: Controls and Procedures
As of June 30, 2008, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There were no changes in the Company’s internal control over financial reporting that occurred during the period ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
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
On February 4, 2008, USF&G filed an amended complaint against the Bank, the Attorney and the Judge. In the amended complaint, USF&G seeks $2.5 million in compensatory damages, $10 million in punitive damages and prejudgment interest and attorneys’ fees, etc. In addition, USF&G seeks a declaratory judgment to set aside the settlement in the original lawsuit between USF&G and the Bank. On February 20, 2008, the Bank filed an answer to the amended complaint. The court granted the Bank’s motion to transfer the case from Jackson, MS, to Gulfport, MS and set a trial date of February 9, 2009. Disclosure filings and discovery have been initiated. The Attorney and the Judge have both appealed their convictions to the Fifth Circuit Court of Appeals.
The Company understands that this litigation, as with any litigation, is inherently uncertain and it is reasonably possible that the Company may incur a loss in this matter. The Company has no reason to conclude, however, that the loss is probable and cannot reasonably estimate the amount of any possible loss. No liability for the USF&G lawsuit has been accrued. This conclusion is based on relevant legal advice, the fact that this lawsuit is in its very earliest stages and the Company’s resolve to vigorously contest the case.
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
(b) Reports on Form 8-K
A Form 8-K was filed on April 16, 2008, June 25, 2008 and July 17, 2008.

SIGNATURES
Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL CORPORATION
(Registrant)

Date:	August 8, 2008

By:	/s/ Chevis C. Swetman
Chevis C. Swetman
Chairman, President and Chief Executive Officer
(principal executive officer)

Date:	August 8, 2008

By:	/s/ Lauri A. Wood
Lauri A. Wood
Chief Financial Officer and Controller
(principal financial and accounting officer)