Form 10-Q
period 2008-09-30
PEOPLES FINANCIAL CORP /MS/
filed 2008-11-07
CIK 770460

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date. Peoples Financial Corporation has only one class of common stock authorized. At October 31, 2008, there were 15,000,000 shares of $1 par value common stock authorized, and 5,294,883 shares issued and outstanding.

Part 1 — Financial Information
Item 1: Financial Statements
Peoples Financial Corporation and Subsidiaries
Consolidated Statements of Condition

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)

Assets

Cash and due from banks	$37,935,156	$34,665,370

Federal funds sold	25,760,000	270,000

Available for sale securities	293,385,286	387,028,925

Held to maturity securities, fair value of $3,424,632 at September 30, 2008; $4,676,471 at December 31, 2007	3,393,506	4,629,992

Other investments	3,160,000

Federal Home Loan Bank Stock, at cost	936,000	936,200

Loans	462,554,828	450,992,074

Less: Allowance for loan losses	10,982,580	9,378,137

Loans, net	451,572,248	441,613,937

Bank premises and equipment, net of accumulated depreciation	34,236,961	34,410,789

Accrued interest receivable	5,090,902	7,371,216

Cash surrender value of life insurance	14,548,067	13,578,536

Other assets	4,682,239	2,851,608

Total assets	$874,700,365	$927,356,573

Peoples Financial Corporation and Subsidiaries
Consolidated Statements of Condition (continued)

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)

Liabilities & Shareholders’ Equity
Liabilities:

Deposits:

Demand, non-interest bearing	$124,360,867	$113,916,041

Savings and demand, interest bearing	257,188,216	231,435,685

Time, $100,000 or more	98,081,246	166,078,473

Other time deposits	57,906,928	57,700,280

Total deposits	537,537,257	569,130,479

Federal funds purchased and securities sold under agreements to repurchase	212,308,695	231,225,118

Borrowings from Federal Home Loan Bank	6,978,202	7,100,305

Other liabilities	12,634,428	13,359,047

Total liabilities	769,458,582	820,814,949

Shareholders’ Equity:
Common stock, $1 par value, 15,000,000 shares authorized, 5,315,651 and 5,420,204 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	5,315,651	5,420,204

Surplus	65,780,254	65,780,254

Undivided profits	33,868,806	34,458,291

Accumulated other comprehensive income, net of tax	277,072	882,875

Total shareholders’ equity	105,241,783	106,541,624

Total liabilities & shareholders’ equity	$874,700,365	$927,356,573

See selected notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Interest income:

Interest and fees on loans	$6,603,096	$8,919,024	$20,711,343	$25,131,638

Interest and dividends on securities:

U. S. Treasury	748,056	965,272	2,338,282	3,432,861

U.S. Government agencies	2,568,752	3,723,883	8,283,083	12,140,300

Mortgage-backed securities	421,063	313,705	1,317,989	647,302

States and politicial subdivisions	273,419	229,574	782,665	686,689

Other investments	42,475	76,568	143,455	182,739

Interest on federal funds sold	49,549	107,931	111,620	189,642

Total interest income	10,706,410	14,335,957	33,688,437	42,411,171

Interest expense:

Deposits	2,273,965	3,862,267	8,111,706	11,093,430

Long-term borrowings	103,726	138,604	343,491	418,451

Federal funds purchased and securities sold under agreements to repurchase	1,111,474	2,474,717	3,731,166	8,044,886

Total interest expense	3,489,165	6,475,588	12,186,363	19,556,767

Net interest income	7,217,245	7,860,369	21,502,074	22,854,404

Provision for losses on loans	2,001,000	(1,197,000)	2,095,000	(1,097,000)

Net interest income after provision for losses on loans	$5,216,245	$9,057,369	$19,407,074	$23,951,404

Peoples Financial Corporation and Subsidiaries
Consolidated Statements of Income (continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Non-interest income:

Trust department income and fees	$407,643	$495,172	$1,236,758	$1,393,417

Service charges on deposit accounts	1,717,985	1,710,913	5,139,820	5,014,671

Gain (loss) on sales, liquidation, or calls of securities	249,000	4,688	364,277	(614,327)

Other income	436,610	293,266	1,238,890	1,321,953

Total non-interest income	2,811,238	2,504,039	7,979,745	7,115,714

Non-interest expense:

Salaries and employee benefits	3,564,471	3,743,041	10,641,717	10,608,272

Net occupancy	538,799	524,162	1,545,957	1,443,656

Rentals, depreciation and maintenance	950,180	810,879	2,744,481	2,429,454

Other expense	4,572,677	1,508,815	7,722,910	4,411,652

Total non-interest expense	9,626,127	6,586,897	22,655,065	18,893,034

Income before income taxes	(1,598,644)	4,974,511	4,731,754	12,174,084

Income taxes	(545,000)	1,580,000	1,518,000	4,078,000

Net Income	$(1,053,644)	$3,394,511	$3,213,754	$8,096,084

Basic and diluted earnings per share	($.20)	$.62	$.60	$1.47

See selected notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries
Consolidated Statement of Shareholders’ Equity

					Accumulated
	Number of				Other
	Common	Common		Undivided	Comprehensive	Comprehensive
	Shares	Stock	Surplus	Profits	Income	Income	Total

Balance, January 1, 2008	5,420,204	$5,420,204	$65,780,254	$34,458,291	$882,875		$106,541,624

Comprehensive Income:

Net income				3,213,754		$3,213,754	3,213,754

Net unrealized loss on available for sale securities, net of tax					(1,060,961)	(1,060,961)	(1,060,961)

Reclassification adjustment for available for sale securities called or sold in current year, net of tax					(240,423)	(240,423)	(240,423)

Gain from unfunded post- retirement benefit obligation, net of tax					695,581	695,581	695,581

Total comprehensive income						$2,607,951

Cumulative effect adjustment from adoption of EITF 06-04				(56,732)			(56,732)

Effect of stock retirement on accrued dividends				8,816			8,816

Dividend declared, ($ .29 per share)				(1,548,703)			(1,548,703)

Retirement of stock	(104,553)	(104,553)		(2,206,620)			(2,311,173)

Balance, September 30, 2008	5,315,651	$5,315,651	$65,780,254	$33,868,806	$277,072		$105,241,783

Note: Balances as of January 1, 2008 were audited.
See selected notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2008	2007

Cash flows from operating activities:

Net income	$3,213,754	$8,096,084

Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	1,777,500	1,385,000
Provision for allowance for loan losses	2,095,000	(1,097,000)
Impairment loss on FHLMC preferred stock	2,964,000
Gain on sale of bank premises	(142,607)	(192,200)
Gain on sale of other real estate		(10,470)
(Gain) loss on sales and calls of securities	(364,277)	614,327
Change in accrued interest receivable	2,280,314	1,306,371
Change in other assets	725,810	(764,856)
Change in other liabilities	(1,009,809)	(5,928,288)

Net cash provided by operating activities	11,539,685	3,408,968

Cash flows from investing activities:

Proceeds from maturities, sales, liquidation and calls of available for sale securities	200,027,056	137,413,444
Investment in available for sale securities	(110,080,676)	(134,426,587)
Proceeds from maturities of held to maturity securities	1,240,000	82,460,000
Investment in held to maturity securities	(3,514)	(5,513,926)
Purchases of other investments	(3,160,000)
Redemption of Federal Home Loan Bank Stock	200	207,400
Proceeds from sales of other real estate	19,500	55,000
Loans, net change	(12,424,936)	(49,108,938)
Proceeds from sale of bank premises	266,812	250,000
Acquisition of premises and equipment	(1,727,877)	(9,213,987)
Other assets	(990,201)	(564,215)

Net cash provided by investing activities	$73,166,364	$21,558,191

Peoples Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Nine Months Ended September 30,
	2008	2007

Cash flows from financing activities:

Demand and savings deposits, net change	$36,197,357	$(39,942,427)
Time deposits, net change	(67,790,579)	36,523,396
Cash dividends	(3,003,342)	(2,655,031)
Retirement of common stock	(2,311,173)	(2,817,784)
Borrowings from Federal Home Loan Bank	16,500,000	45,800,375
Repayments to Federal Home Loan Bank	(16,622,103)	(45,925,984)
Federal funds purchased and securities sold under agreements to repurchase, net change	(18,916,423)	(18,058,291)

Net cash used in financing activities	(55,946,263)	(27,075,746)

Net increase (decrease) in cash and cash equivalents	28,759,786	(2,108,587)

Cash and cash equivalents, beginning of period	34,935,370	44,193,493

Cash and cash equivalents, end of period	$63,695,156	$42,084,906

See selected notes to consolidated financial statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2008 and 2007
1. Basis of Presentation:
The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the financial position of Peoples Financial Corporation and its subsidiaries (the “Company”) as of September 30, 2008 and the results of their operations and their cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2007 Annual Report and Form 10-K.
The results of operations for the nine months ended September 30, 2008, are not necessarily indicative of the results to be expected for the full year.
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
2. Earnings Per Share:
Per share data is based on the weighted average shares of common stock outstanding of 5,359,690 and 5,512,283 for the nine months ended September 30, 2008 and 2007, respectively, and 5,322,595 and 5,454,281 for the quarters ended September 30, 2008 and 2007, respectively.
3. Statements of Cash Flows:
The Company has defined cash and cash equivalents to include cash and due from banks and federal funds sold. The Company paid $13,051,262 and $19,279,163 for the nine months ended September 30, 2008 and 2007, respectively, for interest on deposits and borrowings. Income tax payments of $1,725,000 and $4,194,000 were made during the nine months ended September 30, 2008 and 2007, respectively. Loans in the amount of $371,626 and $19,500 were transferred to other real estate during the nine months ended September 30, 2008 and 2007, respectively.

4. Investments:
Securities with gross unrealized losses at September 30, 2008, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	Less Than Twelve Months		Over Twelve Months			Total
		Gross			Gross		Gross
		Unrealized			Unrealized		Unrealized
	Fair Value	Loss	Fair Value		Loss	Fair Value	Loss

U.S. Government Agencies	$71,573,135	$1,189,793	$		$	$71,573,135	$1,189,793

States and political subdivisions	16,270,454	839,261		1,095,478	147,382	17,365,932	986,643

TOTAL	$87,843,589	$2,029,054		$1,095,478	$147,382	$88,939,067	$2,176,436

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
5. Past Due and Impaired Loans:
Loans past due ninety days or more and still accruing interest were $1,256,637 and $1,233,761 at September 30, 2008 and December 31, 2007, respectively.
Impaired loans include performing and non-performing loans for which full payment of principal or interest is not expected. At September 30, 2008 and December 31, 2007, performing loans which were classified as impaired loans totaled $7,944,393 and $11,654,527, respectively. At September 30, 2008 and December 31, 2007, non-performing loans which were classified as impaired loans included nonaccrual loans which amounted to $15,659,459 and $44,612, respectively. The total average recorded investment in impaired loans amounted to approximately $23,815,048 and $11,092,658 at September 30, 2008 and December 31, 2007, respectively. The Company had $7,178,851 and $5,642,719 of specific allowance related to impaired loans at September 30, 2008 and December 31, 2007, respectively. Interest income recognized on impaired loans was $563,802 and $621,290 during the nine months ended September 30, 2008 and the year ended December 31, 2007, respectively. Interest income recognized on impaired loans if the Company had used the cash-basis method of accounting would have been $442,462 and $669,971 during the nine months ended September 30, 2008 and the year ended December 31, 2007, respectively.

6. Allowance for Loan Losses:
Transactions in the allowance for loan losses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Balance, beginning of period	$9,327,780	$10,864,266	$9,378,137	$10,841,367

Recoveries	52,754	80,750	331,884	211,395

Loans charged off	(398,954)	(288,926)	(822,441)	(496,672)

Provision for allowance for loan losses	2,001,000	(1,197,000)	2,095,000	(1,097,000)

Balance, end of period	$10,982,580	$9,459,090	$10,982,580	$9,459,090

7. Other Comprehensive Income:
The income tax effect from the unrealized loss on available for sale securities on accumulated other comprehensive income was $670,410 at September 30, 2008. The income tax effect from the gain on unfunded post-retirement benefit obligation on accumulated other comprehensive income was $358,330 at September 30, 2008.
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
The table below presents the balances of available for sale securities, which are the only assets measured at fair value on a recurring basis, by level within the hierarchy as of September 30, 2008. The Company did not measure liabilities at fair value on a recurring basis at September 30, 2008.

		Fair Value Measurement Using
	September 30, 2008	Level 1	Level 2	Level 3
Available for sale securities	$293,385,286		$293,385,286
In accordance with Statement No. 115, available for sale securities with an amortized cost of $292,915,403 were reported at September 30, 2008 at a fair value, net of unrealized gains and losses, of $293,385,286. The net change in unrealized gains and losses of $1,301,384 was included in comprehensive income during the first nine months of 2008.
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
The table below presents the balances of impaired loans, which are the only assets measured at fair value on a non-recurring basis, by level within the hierarchy as of September 30, 2008. The Company did not measure liabilities at fair value on a non-recurring basis at September 30, 2008.

		Fair Value Measurement Using
	September 30, 2008	Level 1	Level 2	Level 3
Impaired loans	$16,425,001		$16,425,001
In accordance with the provisions of Statement No. 114, impaired loans with a carrying amount of $23,603,852 were written down to their fair value of $16,425,001 through a $7,178,851 charge to the provision for loan losses in prior periods.
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
Emergency Economic Stabilization Act
The Emergency Economic Stabilization Act of 2008 was enacted on October 3, 2008. The purpose of this law is to restore liquidity and stability to the financial system, while minimizing any potential long term negative impact on taxpayers. The law authorizes the United States Secretary of Treasury to spend up to $700 billion to purchase distressed assets, especially mortgage-backed securities, from the nation’s banks. The program under which the asset purchase will be administered is referred to as the Troubled Asset Relief Program (“TARP”). The Company does not expect to participate in TARP.
The law also temporarily raises the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The higher insurance limits took effect immediately and will be in effect through December 31, 2009. Additionally, the Federal Deposit Insurance Corporation (FDIC) announced on October 14, 2008, a new program, the Temporary Liquidity Guarantee Program (“TLGP”), which guarantees newly issued senior unsecured debt of banks, thrifts, and certain holding companies, and provides full coverage of non-interest bearing deposit transaction accounts, regardless of dollar amount. The program provides a three year guarantee of newly issued debt and increased insurance coverage through December 31, 2009. This two-pronged program will be funded through special fees paid by the financial institutions participating. The Company must decide whether to participate in one, both or none of these phases of the program by December 5, 2008.

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
OVERVIEW
For the third quarter of 2008, the Company realized a net loss of $1,053,644, while it realized net income of $3,394,511 for the third quarter of 2007. This significant change is directly attributable to asset impairment charges recorded during the current quarter. A loss of $2,964,000 from the other-than-temporary impairment of the Company’s investment in Federal Home Loan Mortgage Corporation (“FHLMC”) preferred stock and a provision for loan losses of $2,001,000 were recorded during the third quarter of 2008. During the third quarter of 2007, the Company recorded a negative provision for loan losses of $1,197,000.
Net income for the first nine months 2008 was $3,213,754 compared with $8,096,084 for the first nine months of 2007. This decline was the result of the asset impairment charges discussed in the previous paragraph.
Total assets decreased to $874,700,365 at September 30, 2008 from $927,356,573 at December 31, 2007. This decrease was primarily attributable to the net decrease in available for sale securities of $93,643,639 during the first nine months of 2008. This significant decrease was the result of calls of available for sale securities of more than $155,000,000 since January 1, 2008. Proceeds from these calls funded loan demand and liquidity needs with excess funds being invested primarily in U.S. Agency securities.

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
During the first nine months of 2008, the Federal Open Market Committee (the “Committee”) dropped the discount rate by a total of 225 basis points, which resulted in decreases in prime interest rates during this time. The Committee’s actions were a part of the U.S. Government’s larger plan to stabilize the national economy and address concerns of a looming recession. The impact of these rate reductions was significant to the Company’s financial condition and results of operations.
Quarter Ended September 30, 2008 as Compared with Quarter Ended September 30, 2007
The Company’s average interest earning assets decreased approximately $52,802,000, or 6%, from approximately $857,125,000 for the third quarter of 2007 to approximately $804,323,000 for the third quarter of 2008. As a direct result of the Committee’s rate reductions, more than 20% of the Company’s available for sale securities portfolio were called during 2008.
Also as a result of the Committee’s actions, the average yield on earning assets decreased 136 basis points, from 6.75% for the third quarter of 2007 to 5.39% for the third quarter of 2008. The Company’s loan portfolio generally has a 40%/60% blend of fixed/floating rate term. This results in the Company being more asset sensitive to market interest rates and generally is the cause of the decrease in interest income. In addition, the proceeds from the called securities that were reinvested in similar securities were at lower interest rates.
Average interest bearing liabilities decreased approximately $41,493,000, or 6%, from approximately $703,633,000 for the third quarter of 2007 to approximately $662,140,000 for the third quarter of 2008. The average rate paid on interest bearing liabilities decreased 157 basis points, from 3.68% for the third quarter of 2007 to 2.11% for the third quarter of 2008.
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
The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 3.66% at September 30, 2008, up 60 basis points from 3.06% at September 30, 2007.

Nine Months Ended September 30, 2008 as Compared with Nine Months Ended September 30, 2007
The Company’s average interest earning assets decreased approximately $67,755,000, or 8%, from approximately $880,711,000 for the first nine months of 2007 to approximately $812,956,000 for the first nine months of 2008. As a direct result of the Committee’s rate reductions, more than 20% of the Company’s available for sale securities portfolio were called during 2008.
Also as a result of the Committee’s actions, the average yield on earning assets decreased 88 basis points, from 6.47% for the first nine months of 2007 to 5.59% for the first nine months of 2008. The Company’s loan portfolio generally has a 40%/60% blend of fixed/floating rate term. This results in the Company being more asset sensitive to market interest rates and generally is the cause of the decrease in interest income. In addition, the proceeds from the called securities that were reinvested in similar securities were at lower interest rates.
Average interest bearing liabilities decreased approximately $50,114,000, or 7%, from approximately $720,333,000 for the first nine months of 2007 to approximately $670,219,000 for the first nine months of 2008. The average rate paid on interest bearing liabilities decreased 120 basis points, from 3.62% for the first nine months of 2007 to 2.42% for the first nine months of 2008.
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
The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 3.59% at September 30, 2008, up 8 basis points from 3.51% at September 30, 2007.
The tables on the following pages analyze the changes in tax-equivalent net interest income for the quarters ended September 30, 2008 and 2007 and the nine months ended September 30, 2008 and 2007.

Analysis of Average Balances, Interest Earned/Paid and Yield
(In Thousands)

	Three Months Ended September 30, 2008			Three Months Ended September 30, 2007
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate

Loans (2)(3)	$472,088	$6,603	5.59%	$433,657	$8,919	8.23%

Federal Funds Sold	11,397	50	1.75%	8,635	108	5.00%

HTM:
Taxable				5,237	59	4.51%

Non taxable (1)	3,393	52	6.13%	4,629	72	6.22%

AFS:
Taxable	285,869	3,738	5.23%	381,025	4,944	5.19%

Non taxable (1)	24,214	362	5.98%	18,661	276	5.92%

Other	7,362	42	2.82%	5,281	76	5.76%

Total	$804,323	$10,847	5.39%	$857,125	$14,454	6.75%

Savings & interest- bearing DDA	$254,513	$972	1.53%	$265,333	$1,441	2.17%

CD’s	184,393	1,303	2.83%	215,774	2,421	4.49%

Federal funds purchased	215,548	1,111	2.06%	213,200	2,475	4.64%

FHLB advances	7,686	103	5.36%	9,326	139	5.96%

Total	$662,140	$3,489	2.11%	$703,633	$6,476	3.68%

Net tax-equivalent yield on earning assets			3.66%			3.06%

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2008 and 2007.

(2)	Loan fees of $183,079 and $375,548 for 2008 and 2007, respectively, are included in these figures.

(3)	Includes nonaccrual loans.

Analysis of Average Balances, Interest Earned/Paid and Yield
(In Thousands)

	Nine Months Ended September 30, 2008			Nine Months Ended September 30, 2007
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate

Loans (2)(3)	$461,948	$20,711	5.98%	$421,795	$25,132	7.94%

Federal Funds Sold	7,024	112	2.12%	4,839	189	5.21%

HTM:
Taxable				28,085	1,060	5.03%

Non taxable (1)	3,791	178	6.26%	4,830	229	6.32%

AFS:
Taxable	309,603	11,939	5.14%	397,409	15,161	5.09%

Non taxable (1)	23,166	1,008	5.80%	18,382	811	5.89%

Other	7,424	143	2.57%	5,371	183	4.54%

Total	$812,956	$34,091	5.59%	$880,711	$42,765	6.47%

Savings & interest- bearing DDA	$253,197	$3,032	1.60%	$276,246	$4,225	2.04%

CD’s	201,571	5,080	3.36%	206,536	6,869	4.43%

Federal funds purchased	207,612	3,731	2.40%	228,248	8,045	4.70%

FHLB advances	7,839	343	5.83%	9,303	418	5.99%

Total	$670,219	$12,186	2.42%	$720,333	$19,557	3.62%

Net tax-equivalent yield on earning assets			3.59%			3.51%

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2008 and 2007.

(2)	Loan fees of $592,391 and $682,574 for 2008 and 2007, respectively, are included in these figures.

(3)	Includes nonaccrual loans.

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
The credit crisis our nation is now facing has affected the Bank’s loan portfolio. The Company relies on its guidelines and existing methodology to monitor the performance of its loan portfolio and identify potential losses. For the quarter ended September 30, 2008, this on-going, systematic evaluation identified potential losses and resulted in the Company recording a provision of $2,001,000 for the third quarter of 2008, of which $1,180,000 relates to two residential development loans with a total outstanding balance of $10,594,320.
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

Non-interest income
Total non-interest income increased $307,199 for the third quarter of 2008 as compared with the third quarter of 2007. During the third quarter of 2008, the Company recorded a net gain on the sale, liquidation or call of securities of $249,000 as compared with a net gain of $4,688 during the third quarter of 2007.
Total non-interest income increased $864,031 for the first nine months of 2008 as compared with the first nine months of 2007. During the first nine months of 2008, the Company recorded a net gain on the sale, liquidation or call of securities of $364,277 as compared with a net loss of $614,327 during the first nine months of 2007.
Non-interest expense
Total non-interest expense increased $3,039,230 for the third quarter of 2008 as compared with the third quarter of 2007. During the third quarter of 2008, the Company recorded a charge to earnings for the impairment of its investment in FHLMC preferred stock of $2,964,000, which is included in Other Expense.
Total non-interest expense increased $3,762,031 for the first nine months of 2008 as compared with the first nine months of 2007 as equipment rentals, depreciation and maintenance expense and other expense increased.
Equipment rentals, depreciation and maintenance expenses increased $315,027 for the first nine months of 2008 compared with the first nine months of 2007. Contributing to this increase was an increase in depreciation expense of $347,500 on banking premises which were placed into service after March 31, 2007.
Included in the increase of $3,311,258 in other expense for the first nine months of 2008 as compared with the first nine months of 2007 are the impairment charge on the FHLMC preferred stock and increases in ATM and accounting and auditing costs. The increase in expense of $186,818 for offsite ATMs was caused by an increase in the number of such ATMs and in the number of transactions at such ATMs. The increase in accounting and auditing fees of $123,082 was due to the outsourcing of the I/T internal audit function and the increase in audit fees for 2008.
FINANCIAL CONDITION
Available for sale securities decreased $93,643,639 at September 30, 2008, compared with December 31, 2007. The Federal Reserve reduced interest rates by 225 basis points during 2008, which resulted in more than $155,00,000 of the Company’s U.S. Agency securities being called during the first nine months of the year. Proceeds from these calls have provided funding for lending and liquidity requirements, and excess funds have been invested in U.S. Agency securities. The following schedule reflects the mix of available for sale securities at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007

Available for sale securities:
U.S. Treasury	$66,392,175	$73,306,340

U.S. Government agencies and corp.	170,324,369	253,799,811

Mortgage-backed securities	29,917,772	33,383,897

States and political subdivisions	25,017,133	22,482,364

Equity securities	1,733,837	4,056,513

Total available for sale securities	$293,385,286	$387,028,925

The Company’s held to maturity portfolio was invested solely in debt securities issued by state and political subdivisions at September 30, 2008 and December 31, 2007. The decrease in these securities of $1,236,486 since December 31, 2007 is the result of maturities.
The composition of the loan portfolio was as follows:

	September 30, 2008	December 31, 2007

Real estate, construction	$114,222,465	$93,739,256
Real estate, mortgage	290,467,377	265,463,768
Loans to finance agricultural production	3,094,971	2,545,169
Commercial and industrial loans	42,332,888	76,267,162
Loans to individuals for household, family and other consumer expenditures	11,027,296	11,173,054
Obligations of states and political subdivisions	1,408,852	1,747,293
All other loans	979	56,372

Total	$462,554,828	$450,992,074

Interest earning assets, particularly available for sale securities, have decreased since January 1, 2008 along with a decrease in interest rates earned on these assets. These trends directly impact accrued interest receivable, which decreased $2,280,314 during the first half of 2008.
Other assets increased $1,830,631 at September 30, 2008 as compared with December 31, 2007 as a result of increased deferred taxes of $1,997,645 on unrealized losses on available for sale securities and the impairment charge on the FHLMC preferred stock.
Total deposits decreased $31,593,222 at September 30, 2008, as compared with December 31, 2007. Fluctuations among the different types of deposits represent recurring activity for the Company. Since December 31, 2007, however, time deposits of $100,000 or more have decreased by $67,997,227. This significant decrease primarily resulted from the Company’s decision to not match higher rates offered to our customers by competitors. The

Company anticipates that deposits will continue at or near their present level during the remainder of 2008.
Federal funds purchased and securities sold under agreements to repurchase primarily include the bank subsidiary’s funds management account, which is a non-deposit product. Balances in the funds management accounts decreased $18,916,423 at September 30, 2008, as compared with December 31, 2007, as the result of the periodic reallocation of funds by certain customers between deposit products and non-deposit products.
SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY
As a part of its on-going stock repurchase program, the Company repurchased and retired 104,553 shares of its common stock, at a total repurchase price of $2,311,173 during the first nine months of 2008. Management believes that the Company’s stock is undervalued, and plans to continue its repurchase activities in future quarters.
Strength, security and stability have been the hallmark of the Company since its founding in 1985 and of its bank subsidiary since its founding in 1896. A strong capital foundation is fundamental to the continuing prosperity of the Company and the security of its customers and shareholders. One measure of capital adequacy is the primary capital ratio which was 12.76% at September 30, 2008, which is well above the regulatory minimum of 6.00%. Management continues to emphasize the importance of maintaining the appropriate capital levels of the Company and has established the goal of maintaining its primary capital ratio at 8.00%, which is the minimum requirement for classification as being “well-capitalized” by the banking regulatory authorities.
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

FINANCIAL HIGHLIGHTS (in thousands except per share data)
EARNINGS SUMMARY

Three Months Ended September 30,	2008	2007

Net interest income	$7,217	$7,860
Provision for loan losses	2,001	(1,197)
Non-interest income	2,811	2,504
Non-interest expense	9,626	6,586
Income taxes	(545)	1,580
Net income	(1,054)	3,395
Earnings per share	(.20)	.62

Nine Months Ended September 30,	2008	2007

Net interest income	$21,502	$22,854
Provision for loan losses	2,095	(1,097)
Non-interest income	7,980	7,116
Non-interest expense	22,655	18,893
Income taxes	1,518	4,078
Net income	3,214	8,096
Earnings per share	.60	1.47
PERFORMANCE RATIOS (annualized)

September 30,	2008	2007

Return on average assets	.47%	1.12%
Return on average equity	3.69%	10.73%
Net interest margin	3.59%	3.51%
Efficiency ratio	83%	61%
Item 4: Controls and Procedures
As of September 30, 2008, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There were no changes in the Company’s internal control over financial reporting that occurred during the period ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
On February 4, 2008, USF&G filed an amended complaint against the Bank, the Attorney and the Judge. In the amended complaint, USF&G seeks $2.5 million in compensatory damages, $10 million in punitive damages and prejudgment interest and attorneys’ fees, etc. In addition, USF&G seeks a declaratory judgment to set aside the settlement in the original lawsuit between USF&G and the Bank. On February 20, 2008, the Bank filed an answer to the amended complaint. The court granted the Bank’s motion to transfer the case from Jackson, MS, to Gulfport, MS and set a trial date of February 9, 2009. Disclosure filings and discovery were initiated during the second quarter of 2008. The Attorney and the Judge appealed their convictions to the Fifth Circuit Court of Appeals. As a result of the appeals, the USF&G v. Bank suit has been stayed.
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
(b) Reports on Form 8-K
A Form 8-K was filed on July 17, 2008, September 25, 2008, October 6, 2008 and October 14, 2008.

SIGNATURES
Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL CORPORATION (Registrant)

Date:	November 7, 2008

By:	/s/ Chevis C. Swetman

Chevis C. Swetman
Chairman, President and Chief Executive Officer (principal executive officer)

Date:	November 7, 2008

By:	/s/ Lauri A. Wood

Lauri A. Wood Chief Financial Officer and Controller (principal financial and accounting officer)