Form 10-K
period 2008-12-31
PEOPLES FINANCIAL CORP /MS/
filed 2009-03-13
CIK 770460

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
At June 30, 2008, the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $87,582,000.
On February 27, 2009, the registrant had outstanding 5,227,251 shares of common stock, par value of $1.00 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2008 are incorporated by reference into Parts I, II and III of this report. Except for those portions of the Registrant’s Annual Report to Shareholders expressly incorporated herein by reference, the Annual Report is not deemed filed with the Securities and Exchange Commission. Portions of the Registrant’s Definitive Proxy Statement issued in connection with the Annual Meeting of Shareholders to be held April 15, 2009, are incorporated by reference into Part III of this report.

PART I
ITEM 1 — DESCRIPTION OF BUSINESS
BACKGROUND AND CURRENT OPERATIONS
General
Peoples Financial Corporation (the “Company”) was organized as a one bank holding company in 1984. The Company is headquartered in Biloxi, Mississippi. At December 31, 2008, the Company operates in the state of Mississippi through its wholly-owned subsidiary, The Peoples Bank, Biloxi, Mississippi (the “Bank”). The Company is engaged, through this subsidiary, in the banking business. The Bank is the Company’s principal asset and primary source of revenue.
The Main Office, operations center and asset management and trust services of the Bank are located in downtown Biloxi, MS. At December 31, 2008, the Bank also had 15 branches located throughout Harrison, Hancock, Jackson and Stone Counties. The Bank has automated teller machines (“ATM”) at its Main Office, all branch locations and at numerous non-proprietary locations.
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
The Bank’s primary lending focus is to offer business, commercial, real estate, construction, personal and installment loans, with an emphasis on commercial lending. Out of area loans and concentrations in the hotel/motel and gaming industries are monitored by the Company. Each loan officer has board approved lending limits on the principal amount of secured and unsecured loans that can be approved for a single borrower without prior approval of the loan committee. All loans, however, must meet the credit underwriting standards and loan policies of the Bank.
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
The Bank also offers a variety of other services including safe deposit box rental, wire transfer services, night drop facilities, collection services, cash management and Internet banking. The Bank has more than forty-five ATMs at its branch locations and other off-site, non-proprietary locations, providing bank customers access to their depository accounts. The Bank is a member of the PULSE network.
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
Employees
At December 31, 2008, the Bank employed 208 full-time employees and 14 part-time employees. The Company has no employees who are not employees of the bank subsidiary. Through the bank, employees receive salaries and benefits, which include 401(k), ESOP, cafeteria plan, life, health and disability insurance. The Company considers its relationship with its employees to be good.

Competition
The Bank is in direct competition with numerous local and regional commercial banks as well as other non-bank institutions. Interest rates paid and charged on deposits and loans are the primary competitive factors within the Bank’s trade area. The Bank also competes for deposits and loans with insurance companies, finance companies, brokerage houses and credit unions. The principal competitive factors in the markets for deposits and loans are interest rates paid and charged. The Company also competes through efficiency, quality of customer service, the range of services and products it provides, the convenience of its branch and ATM locations and the accessibility of its staff. The Bank intends to continue its strategy of being a local, community bank offering traditional bank services and providing quality service in its local trade area.
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
The Gramm-Leach-Bliley Act of 1999 (the “Financial Services Modernization Act”) allows bank holding companies to engage in a wider range of financial activities. In order to engage in such activities, which, among others, include underwriting and selling insurance; providing financial, investment or economic advisory services; and underwriting, dealing in or making a market in securities, a bank holding company must elect to become a financial holding company. The Financial Services Modernization Act also authorized the establishment of financial subsidiaries in order to engage in such financial activities, with certain limitations.
The Financial Services Modernization Act also contains a number of other provisions affecting the Company’s operations. One of the most important provisions relates to the issue of privacy as federal banking regulators were authorized to adopt rules designed to protect the financial privacy of consumers. These rules implemented notice requirements and restrictions on a financial institution’s ability to disclose nonpublic personal information about consumers to non-affiliated third parties.

As of the date of this Form 10-K, the Company has not taken any action to adopt either the financial holding company or the financial subsidiary structures that were authorized by the Financial Services Modernization Act.
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
The most recent legislation to potentially impact the Bank is the Emergency Economic Stabilization Act which was passed in October of 2008. The information concerning this legislation on page 5 of the 2008 Annual Report to Shareholders is incorporated herein by reference.
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
SUPPLEMENTAL STATISTICAL INFORMATION
Schedules I-A through VII present certain statistical information regarding the Company. This information is not audited and should be read in conjunction with the Company’s Consolidated Financial Statements and Notes to Consolidated Financial Statements found at pages 8 - 27 of the 2008 Annual Report to Shareholders.
Distribution of Assets, Liabilities and Shareholders’ Equity and Interest Rates and Differentials
Net Interest Income, the difference between Interest Income and Interest Expense, is the most significant component of the Company’s earnings. For interest analytical purposes, Management adjusts Net Interest Income to a “taxable equivalent” basis using a Federal Income Tax rate of 34% in 2008 and 35% in 2007 and 2006 on tax-exempt items (primarily interest on municipal securities).
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

Recognizing the importance of interest differential to total earnings, Management places great emphasis on managing interest rate spreads. Although interest differential is affected by national, regional and area economic conditions, including the level of credit demand and interest rates, there are significant opportunities to influence interest differential through appropriate loan and investment policies which are designed to maximize the differential while maintaining sufficient liquidity and availability of incremental funds for purposes of meeting existing commitments and investment in lending and investment opportunities that may arise.
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
Credit Risk Management and Loan Loss Experience
In the normal course of business, the Bank assumes risks in extending credit. The Bank manages these risks through its lending policies, credit underwriting analysis, loan review procedures and the diversification of its loan portfolio. Although it is not possible to predict loan losses with complete accuracy, Management constantly reviews the characteristics of the loan portfolio to determine its overall risk profile and quality.
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
Further information concerning the provision for loan losses and the allowance for loan losses is presented in “Management’s Discussion and Analysis” at pages 1 - 7 of the 2008 Annual Report to Shareholders and “Note A — Business and Summary of Significant Accounting Policies” at pages 13 - 15 of the 2008 Annual Report to Shareholders and are incorporated herein by reference.

Return on Equity and Assets
The information under the captions “Five-Year Comparative Summary of Selected Financial Information” on page 30 and “Management’s Discussion and Analysis” on pages 1 - 7 of the 2008 Annual Report are incorporated herein by reference.
Dividend Payout

	Years Ended December 31,
	2008	2007	2006

Dividend payout ratio	59.57%	25.87%	19.13%

SCHEDULE I-A
Distribution of Average Assets, Liabilities and Shareholders’ Equity for the Periods Indicated (2)

Years Ended December 31, (In thousands)	2008	2007	2006
ASSETS:
Cash and due from financial institutions	$42,396	$49,491	$65,931
Available for sale securities:
Taxable securities	304,536	388,577	262,940
Non-taxable securities	24,394	18,864	15,213
Other securities	3,022	5,264	4,840
Held to maturity securities:
Taxable securities		21,443	137,707
Non-taxable securities	3,691	4,780	5,791
Other investments	3,889	467	100
Net loans (1)	453,723	417,995	366,201
Federal funds sold	5,694	5,763	6,933
Other assets	58,240	50,878	43,703

TOTAL ASSETS	$899,585	$963,522	$909,359

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Non-interest bearing deposits	$114,380	$132,719	$162,636
Interest bearing deposits	443,696	481,877	458,195

Total deposits	558,076	614,596	620,831
Federal funds purchased and securities sold under agreements to repurchase	210,049	225,246	178,663
Other liabilities	25,851	22,775	18,856

Total liabilities	793,976	862,617	818,350
Shareholders’ equity	105,609	100,905	91,009

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$899,585	$963,522	$909,359

(1)	Gross loans and discounts, net of unearned income and allowance for loan losses.

(2)	All averages are computed on a daily basis.

SCHEDULE I-B
Average (2) Amount Outstanding for Major Categories of Interest Earning Assets
and Interest Bearing Liabilities for the Periods Indicated

Years Ended December 31, (In thousands)	2008	2007	2006

INTEREST EARNING ASSETS:
Loans (1)	$463,505	$428,447	$377,172
Federal funds sold	5,694	5,763	15,440
Available for sale securities:
Taxable securities	304,536	388,577	262,940
Non-taxable securities	24,394	18,864	15,213
Other securities	3,022	5,264	4,840
Held to maturity securities:
Taxable securities		21,443	137,707
Non-taxable securities	3,691	4,780	5,791

TOTAL INTEREST EARNING ASSETS	$804,842	$873,138	$819,103

INTEREST BEARING LIABILITIES:
Savings and negotiable interest bearing deposits	$251,792	$268,710	$303,239
Time deposits	191,904	213,167	154,956
Federal funds purchased and securities sold under agreements to repurchase	210,049	225,246	178,663
Other borrowed funds	10,993	8,794	8,213

TOTAL INTEREST BEARING LIABILITIES	$664,738	$715,917	$645,071

(1)	Net of unearned income. Includes nonaccrual loans.

(2)	All averages are computed on a daily basis.

SCHEDULE I-C
Interest Earned or Paid on the Major Categories of Interest Earning Assets
and Interest Bearing Liabilities for the Periods Indicated

Years Ended December 31, (In thousands)	2008	2007	2006

INTEREST EARNED ON:
Loans (2)	$26,874	$33,642	$28,735
Federal funds sold	122	295	778
Available for sale securities:
Taxable securities	15,331	19,822	11,886
Non-taxable securities	1,433	1,109	897
Other securities	148	199	189
Held to maturity securities:
Taxable securities		1,082	6,449
Non-taxable securities	230	302	401

TOTAL INTEREST EARNED (1)	$44,138	$56,451	$49,335

INTEREST PAID ON:
Savings and negotiable interest bearing deposits	$3,856	$5,358	$5,408
Time deposits	6,094	9,356	5,977
Federal funds purchased and securities sold under agreements to repurchase	4,521	10,212	6,916
Other borrowed funds	492	526	484

TOTAL INTEREST PAID	$14,963	$25,452	$18,785

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2008 and 35% in 2007 and 2006.

(2)	Loan fees of $786, $854 and $592 for 2008, 2007 and 2006, respectively, are included in these figures.

SCHEDULE I-D
Average Interest Rate Earned or Paid for Major Categories of
Interest Earning Assets and Interest Bearing Liabilities for the Periods Indicated

Years Ended December 31, (In thousands)	2008	2007	2006

AVERAGE RATE EARNED ON:
Loans	5.80%	7.85%	7.62%
Federal funds sold	2.14	5.12	5.04
Available for sale securities:
Taxable securities	5.03	5.10	4.52
Non-taxable securities	5.87	5.88	5.90
Other securities	4.90	3.78	3.9
Held to maturity securities:
Taxable securities		5.05	4.68
Non-taxable securities	6.23	6.32	6.92

TOTAL (weighted average rate) (1)	5.48%	6.46%	6.02%

AVERAGE RATE PAID ON:
Savings and negotiable interest bearing deposits	1.53%	1.99%	1.78%
Time deposits	3.18	4.39	3.86
Federal funds purchased and securities sold under agreements to repurchase	2.15	4.53	3.87
Other borrowed funds	4.48	5.98	5.89

TOTAL (weighted average rate)	2.25%	3.56%	2.91%

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2008 and 35% in 2007 and 2006.

SCHEDULE I-E
Net Interest Earnings and Net Yield on Interest Earning Assets

Years Ended December 31,
(In thousands except percentages)	2008	2007	2006

Total interest income (1)	$44,138	$56,451	$49,335
Total interest expense	14,963	25,452	18,785

Net interest earnings	$29,175	$30,999	$30,550

Net yield on interest earning assets	3.62%	3.55%	3.73%

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2008 and 35% in 2007 and 2006.

SCHEDULE I-F
Analysis of Changes In Interest Income and Interest Expense
(In thousands)

				Attributable to:
	2008	2007	Increase (Decrease)	Volume	Rate	Rate / Volume

INTEREST INCOME:(1)
Loans (2)(3)	$26,874	$33,642	$(6,768)	$2,753	$(8,801)	$(720)
Federal funds sold	122	295	(173)	(4)	(172)	3
Available for sale securities:
Taxable securities	15,331	19,822	(4,491)	(4,287)	(260)	56
Non-taxable securities	1,433	1,109	324	326	(1)	(1)
Other securities	148	199	(51)	(85)	59	(25)
Held to maturity securities:
Taxable securities		1,082	(1,082)	(1,082)
Non-taxable securities	230	302	(72)	(69)	(4)	1

Total	$44,138	$56,451	$(12,313)	$(2,448)	$(9,179)	$(686)

INTEREST EXPENSE:
Savings and negotiable interest bearing deposits	$3,856	$5,358	$(1,502)	$(337)	$(1,243)	$78
Time deposits	6,094	9,356	(3,262)	(933)	(2,587)	258
Federal funds purchased and securities sold under agreements to repurchase	4,521	10,212	(5,691)	(689)	(5,364)	362
Other borrowed funds	492	526	(34)	132	(132)	(34)

Total	$14,963	$25,452	$(10,489)	$(1,827)	$(9,326)	$664

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2008 and 35% in 2007.

(2)	Loan fees are included in these figures.

(3)	Includes interest on nonaccrual loans.

SCHEDULE I-F (continued)
Analysis of Changes in Interest Income and Interest Expense
(In thousands)

				Attributable to:
			Increase			Rate /
	2007	2006	(Decrease)	Volume	Rate	Volume

INTEREST INCOME:(1)
Loans (2) (3)	$33,642	$28,735	$4,907	$3,906	$881	$120
Federal funds sold	295	778	(483)	(488)	12	(7)
Available for sale securities:
Taxable securities	19,822	11,886	7,936	5,679	1,527	730
Non-taxable securities	1,109	897	212	215	(2)	(1)
Other securities	199	189	10	30	(17)	(3)
Held to maturity securities:
Taxable securities	1,082	6,449	(5,367)	(5,445)	500	(422)
Non-taxable securities	302	401	(99)	(70)	(35)	6

Total	$56,451	$49,335	$7,116	$3,827	$2,866	$423

INTEREST EXPENSE:
Savings and negotiable interest bearing deposits	$5,358	$5,408	$(50)	$(616)	$639	$(73)
Time deposits	9,356	5,977	3,379	2,245	824	310
Federal funds purchased and securities sold under agreements to repurchase	10,212	6,916	3,296	1,803	1,184	309
Other borrowed funds	526	484	42	34	7	1

Total	$25,452	$18,785	$6,667	$3,466	$2,654	$547

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 35% in 2007 and 2006.

(2)	Loan fees are included in these figures.

(3)	Includes interest on nonaccrual loans.

SCHEDULE II-A
Securities Portfolio
Book Value of Securities Portfolio at the Dates Indicated

December 31, (In thousands):	2008		2007		2006

Available for sale securities:
U. S. Treasury, U.S. Government agency and Mortgage-backed securities		$308,886		$360,489	$376,164
States and political subdivisions		30,926		22,483	17,085
Other securities		650		3,057	3,658

Total		$340,462		$386,029	$396,907

Held to maturity securities:
U. S. Treasury, U.S. Government agency and Mortgage-backed securities	$		$		$80,487
States and political subdivisions		3,394		4,630	5,087

Total		$3,394		$4,630	$85,574

SCHEDULE II-B
Maturity of Securities Portfolio at December 31, 2008
And Weighted Average Yields of Such Securities

	Maturity
	(In thousands except percentage data)
			After one but		After five but
	Within one year		within five years		within ten years		After ten years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount		Yield

Available for sale securities:
U. S. Treasury, U.S.Government agency and Mortgage-backed securities	$44,390	3.34%	$127,177	3.52%	$27,546	4.79%		$109,773	5.78%
States and political subdivisions	1,132	5.18%	6,195	5.30%	14,086	5.65%		9,513	5.83%
Other								650	3.90%

Totals	$45,522	3.41%	$133,372	3.64%	$41,632	5.11%		$119,936	5.78%

Held to maturity securities:
States and political subdivisions	$195	4.13%	$1,844	3.97%	$1,355	4.58%	$

Totals	$195	4.13%	$1,844	3.97%	$1,355	4.58%	$

Note: The weighted average yields are calculated on the basis of cost. Average yields on investments in states and political subdivisions are based on their contractual yield. Available for sale securities are stated at fair value and held to maturity securities are stated at amortized cost.

SCHEDULE III-A
Loan Portfolio
Loans by Type Outstanding (1)

December 31, (In thousands):	2008	2007	2006	2005	2004

Real estate, construction	$118,455	$93,739	$24,317	$20,663	$20,926
Real estate, mortgage	290,458	265,465	300,807	258,573	250,676
Loans to finance agricultural production	3,178	2,545	2,502	2,795	4,251
Commercial and industrial loans	43,312	76,267	57,796	53,473	44,983
Loans to individuals for household, family and other consumer expenditures	10,202	11,173	13,415	11,812	11,387
Obligations of states and political subdivisions	1,733	1,747	2,094	1,423	1,654
All other loans	39	56	263	607	316

Totals	$467,377	$450,992	$401,194	$349,346	$334,193

(1)	No foreign debt outstanding.

SCHEDULE III-B
Maturities and Sensitivity to Changes in
Interest Rates of the Loan Portfolio as of December 31, 2008

	Maturity (In thousands)
		Over one year
	One year or	through 5
	Less	years	Over 5 years	Total

Loans:
Real estate, construction	$54,936	$34,782	$28,737	$118,455
Real estate, mortgage	44,584	154,277	91,597	290,458
Loans to finance agricultural production	3,178			3,178
Commercial and industrial loans	31,232	10,080	2,000	43,312
Loans to individuals for household, family and other consumer expenditures	3,290	6,694	218	10,202
Obligations of states and political subdivisions	522	873	338	1,733
All other loans	39			39

Totals	$137,781	$206,706	$122,890	$467,377

Loans with pre-determined interest rates	$35,176	$149,414	$17,237	$201,827
Loans with floating interest rates	102,605	57,292	105,653	265,550

Totals	$137,781	$206,706	$122,890	$467,377

SCHEDULE III-C
Non-Performing Loans

December 31, (In thousands):	2008	2007	2006	2005	2004

Loans accounted for on a non-accrual basis (1)	$15,553	$45	$349	$267	$6,164
Loans which are contractually past due 90 or more days as to interest or principal payment, but are not included above	2,340	1,234	3,295	762	1,190

(1)	The Bank places loans on a nonaccrual status when, in the opinion of Management, they possess sufficient uncertainty as to timely collection of interest or principal so as to preclude the recognition in reported earnings of some or all of the contractual interest. See Note C to the 2008 Annual Report to Shareholders for discussion of impaired loans.

SCHEDULE IV-A
Summary of Loan Loss Expenses
(In thousands except percentage data)

	2008	2007	2006	2005	2004

Average amount of loans outstanding (1)	$463,505	$428,447	$377,172	$338,761	$323,190

Balance of allowance for loan losses at the beginning of period	$9,378	$10,841	$10,966	$6,570	$6,399
Loans charged-off:
Commercial, financial and agricultural	334	139	254	37	105
Consumer and other	950	545	475	525	666

Total loans charged-off	1,284	684	729	562	771
Recoveries of loans previously charged-off:
Commercial, financial and agricultural	19	23	147	6	49
Consumer and other	654	243	316	1,338	445

Total recoveries	673	266	463	1,344	494

Net loans charged-off (recovered)	611	418	266	(782)	277
Provision for loan losses charged to operating expense	2,347	(1,045)	141	3,614	448

Balance of allowance for loan losses at end of period	$11,114	$9,378	$10,841	$10,966	$6,570

Ratio of net charge-offs during period to average loans outstanding	.13%	.10%	.07%	(.23)%	.09%

(1)	Net of unearned income.

SCHEDULE IV-B
Allocation of the Allowance for Loan Losses

	2008		2007		2006		2005		2004
						% of
		% of		% of		Loans		% of		% of
		Loans		Loans		to		Loans		Loans
Balance at December 31,		to Total		to Total		Total		to Total		to Total
(In thousands)	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Real estate, construction	$5,277	25	$2,793	21	$1,474	6	$941	5	$860	6
Real estate, mortgage	3,922	61	3,980	59	6,058	74	7,605	74	3,496	75
Loans to finance agricultural production	28	1	19	1	42	1	28	1	38	1
Commercial and industrial loans	1,581	9	2,462	16	3,038	14	2,184	15	2,072	13
Loans to individuals for household, family and other consumer expenditures	306	2	122	1	225	3	206	3	103	3
Obligations of states and political subdivisions		1		1		1		1		1
All other loans		1	2	1	4	1	2	1	1	1
Unallocated		N/A		N/A		N/A		N/A		N/A

Totals	$11,114	100	$9,378	100	$10,841	100	$10,966	100	$6,570	100

SCHEDULE V
Summary of Average Deposits and Their Yields

	2008		2007		2006
Years Ended December 31,
(In thousands except
for percentage data)	Amount	Rate	Amount	Rate	Amount	Rate

Demand deposits in domestic offices	$114,380	N/A	$132,719	N/A	$162,636	N/A
Negotiable interest bearing deposits in domestic offices	205,420	1.71%	217,352	2.24%	237,391	2.04%
Savings deposits in domestic offices	46,372	.76%	51,358	.94%	65,848	.87%
Time deposits in domestic offices	191,904	3.18%	213,167	4.39%	154,956	3.86%

Total deposits	$558,076	1.78%	$614,596	2.39%	$620,831	1.83%

Certificates of deposit outstanding in amounts $100,000 or more (in thousands) by the amount of time remaining until maturity as of December 31, 2008, are as follows:

Remaining maturity:
3 months or less	$75,169
Over 3 through 6 months	8,087
Over 6 months through 12 months	15,418
Over 12 months	5,866

Total	$104,540

SCHEDULE VI
Short Term Borrowings
(In thousands except percentage data)

	2008	2007	2006

Amount outstanding at December 31,	$286,609	$231,225	$226,032
Weighted average interest rate at December 31,	1.52%	3.96%	4.50%
Maximum outstanding at any month-end during year	$286,609	$238,464	$231,450
Average amount outstanding during year	$213,422	$225,246	$178,663
Weighted average interest rate	2.14%	4.53%	3.87%
Note: Short term borrowings include federal funds purchased from other banks and securities sold under agreements to repurchase and short term borrowings from the Federal Home Loan Bank.

SCHEDULE VII
Interest Sensitivity/Gap Analysis

December 31, 2008
(In thousands)	0 — 3 Months	4 — 12 Months	1 — 5 Years	Over 5 Years	Total

ASSETS:
Loans (1)	$281,277	$13,973	$142,220	$14,354	$451,824
Available for sale securities	34,271	11,251	133,372	161,568	340,462
Held to maturity securities		195	1,844	1,355	3,394

Total assets	$315,548	$25,419	$277,436	$177,277	$795,680

FUNDING SOURCES:
Interest bearing deposits	$333,229	$42,069	$26,137	$7	$401,442
Federal funds purchased and securities sold under agreements to repurchase	226,609				226,609
Borrowings from FHLB	30,049	129	5,708	1,052	36,938

Total funding sources	$589,887	$42,198	$31,845	$1,059	$664,989

REPRICING/MATURITY GAP:
Period	$(274,339)	$(16,779)	$245,591	$176,218
Cumulative	(274,339)	(291,118)	(45,527)	130,691
Cumulative Gap/Total Assets	(30.60%)	(32.48)%	(5.08)%	14.58%

(1)	Amounts stated include fixed and variable rate investments of the balance sheet that are still accruing interest. Variable rate instruments are included in the next period in which they are subject to a change in rate. The principal portions of scheduled payments on fixed rate instruments are included in periods in which they become due or mature.

Liquidity
The information included in Management’s Discussion and Analysis at page 5 in the 2008 Annual Report to Shareholders is incorporated herein by reference.
Capital Resources
The information included in Note J-Shareholders’ Equity in the 2008 Annual Report to Shareholders is incorporated herein by reference.
ITEM 1a-RISK FACTORS
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
RISKS RELATING TO THE COMPANY’S BUSINESS
Greater than expected loan losses may adversely affect the Company’s earnings.
The Company’s investment and loan portfolio subject the Company to credit risk. Credit losses are always inherent in the banking business but the current economic downturn presents even more exposure to loss. The Company makes various assumptions and judgments about the collectibility of its loan portfolio and provides an allowance for estimated loan losses based on a number of factors. The Company believes that its current allowance for loan losses is adequate. However, if the Company’s assumptions or judgments prove to be incorrect, the allowance for loan losses may not be sufficient to cover actual loan losses. In the event that our loan customers do not repay their loans according to the terms of the loans, and the collateral securing the repayment of these loans is insufficient to cover any remaining loan balances, the Company could experience significant loan losses or increase the provision for loan losses or both, which could have a material adverse effect on its operating results. The actual amount of future provisions for loan losses cannot be determined at this time and may vary from the amounts of past provisions.
The Company has a high concentration of loans secured by real estate, and a greater downturn in the real estate market could materially and adversely affect earnings.
A significant portion of the Company’s loan portfolio is dependent on real estate. At December 31, 2008, approximately 88% of the Company’s loans had real estate as a primary or secondary component of collateral. The collateral in each case provides an alternate source of repayment if the borrower defaults and may deteriorate in value during the time the credit is extended. A continued deterioration in the economy affecting the value of real estate generally or in the Company’s trade area specifically could significantly impair the value of the collateral and the ability to sell the collateral upon foreclosure. Furthermore, it is likely that the Company would be required to increase the provision for loan losses. If the Company were required to liquidate the collateral securing a loan to satisfy the debt during this period of reduced real estate value or to increase the allowance for loan losses, the Company’s profitability and financial condition could be adversely impacted.
The Company has a high concentration of exposure to a number of industries.
The Company has concentrations of loan exposure to the hotel/motel and gaming industries. At December 31, 2008 these exposures were approximately $35,962,000 and $79,510,000 or 8% and 17%, respectively, of the total loan portfolio. The recent downturn in the economy has negatively impacted tourism, which is one of the major factors for success in these industries. Given the size of these relationships, a significant loss in either of these portfolios could materially and adversely affect the Company’s earnings.
The current economic downturn or a natural disaster, especially one affecting the Company’s trade area, could adversely affect the Company.
The Company’s primary trade area includes four of the six counties in south Mississippi. With the exception of a number of credits that are considered out of area, the Company’s credit exposure is generally limited to the Mississippi Gulf Coast. As a result, the Company is at risk from continuing adverse business developments in its trade area, including declining real estate value, increasing loan delinquencies, personal and business bankruptcies and unemployment rates. The Company is also at risk to weather-related disasters including hurricanes, floods and tornadoes. If the Mississippi Gulf Coast economy experiences a natural disaster or worsening economic conditions, our operating results could be negatively impact.
Current economic factors could negatively impact the Company’s liquidity.
In addition to funds provided by its banking activities such as deposits, loan payments and proceeds from the maturity of investment securities, the Company’s liquidity needs have traditionally been met through the purchase of federal funds, often on an unsecured basis, and advances from the Federal Home Loan Bank (“FHLB”). The recent disruption in the financial markets has negatively impacted the availability of these unsecured funds. As a result, the Company has increased its borrowing lines with the FHLB and has applied to participate through the Federal Reserve’s Discount Window to meet all of its liquidity needs.
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
The Company’s profitability is dependent to a large extent on net interest income, which is the difference between interest income on interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. The Company is asset sensitive to market interest rates, as its assets reprice more quickly to changes in interest rates than do its liabilities. Interest rates dropped by the unprecedented amount of 400 basis points during 2008 as the Federal Reserve, through its Federal Open Market Committee, attempted to stabilize the financial markets, reduce the effects of the recession and stimulate the economy. These actions taken by the Federal Reserve greatly impacted the Company’s 2008 earnings, and may continue to do so in the future as rates will remain unchanged for the foreseeable future.
Changes in the policies of monetary authorities and other government action could adversely affect the Company’s profitability.
Many factors affect the demand for loans and the ability to attract deposits, including changes in government economic and monetary policies, particularly the Federal Reserve, modifications to tax, banking and credit laws and regulations, national, state and local economic growth rates, and unemployment rates. The Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted in October of 2008 to address the asset quality, capital and liquidity issues facing certain financial institutions and to improve the general availability of credit for consumers and businesses. In addition, the American Recovery and Reinvestment Act (“ARRA”) was passed in February 2009 in an effort to save and create jobs, stimulate our national economy and promote long-term growth and stability. There can be no assurance that EESA or ARRA will achieve their intended purposes. Furthermore, their failure could result in continuing or worsening economic and market conditions, and this could adversely affect our operations.
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
The Company’s directors and executive officers beneficially own approximately 20% of the outstanding common stock of Peoples Financial Corporation. As a result, in addition to their day-to-day management roles, they will be able to exercise significant influence on the Company’s business as shareholders, including influence over election of the Board and the authorization of other corporate actions requiring shareholder approval.
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
ITEM 3 — LEGAL PROCEEDINGS
The information included in Note M to the Consolidated Financial Statements included in the 2008 Annual Report to Shareholders is incorporated herein by reference.
ITEM 4 — SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS
None.
PART II
ITEM 5 — MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
The information provided on page 31 of the 2008 Annual Report is incorporated herein by reference.

The graph below compares the Company’s annual percentage change in cumulative total shareholder return on common shares over the last five years with the cumulative total return of a broad equity market index of companies, the NASDAQ Market Index, and a peer group consisting of the Hemscott Industry Group 413-Regional Southeast Banks. This presentation assumes that $100 was invested in shares of the relevant issuers on January 1, 2004, and that dividends received were immediately invested in additional shares. The graph plots the value of the initial $100 investment at one year intervals. For purposes of constructing this data, the returns of each component issuer have been weighted according to that issuer’s market capitalization.
ITEM 6 — SELECTED FINANCIAL DATA
The information under the caption “Five Year Comparative Summary of Selected Financial Information” on page 30 of the 2008 Annual Report is incorporated herein by reference.
ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 1-7 of the 2008 Annual Report is incorporated herein by reference.

The Company’s long-term contractual obligations relate to its borrowings from the Federal Home Loan Bank and the maturities of certificates of deposits. Information relating the maturity of these obligations is found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 7 of the 2008 Annual Report and is incorporated by reference and in Notes E and G on pages 18 and 19 of the 2008 Annual Report and is incorporated by reference.
ITEM 7a — QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The information under the caption “Quantitative and Qualitative Disclosures about Market Risk” on pages 6 — 7 of the 2008 Annual Report is incorporated herein by reference.
ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
The following consolidated financial statements of the Company and consolidated subsidiaries and the independent auditors’ report appearing on pages 8-29 of the 2008 Annual Report are incorporated herein by reference:
Consolidated Statements of Condition on page 8
Consolidated Statements of Income on page 9
Consolidated Statements of Shareholders’ Equity on page 10-11
Consolidated Statements of Cash Flows on page 12
Notes to Consolidated Financial Statements on pages 13-27
Report of Independent Registered Public Accounting Firm on page 28-29
ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9a — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of December 31, 2008, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Controls Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13(a)-15 (f) of the Securities Exchange Act of 1934. In meeting its responsibility, management relies on its accounting and other related control systems. The internal control systems are designed to ensure that transactions are properly authorized and recorded in the Company’s financial records and to safeguard the Company’s assets from material loss or misappropriation.
Management of the Company, including its Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of internal control over financial reporting as of December 31, 2008, using the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our assessment included a review of the documentation of controls, evaluations of the design of the internal control system and tests of operating effectiveness of the internal controls. Based on the assessment, management has concluded that the Company had effective internal control over financial reporting as of December 31, 2008.

Chevis C. Swetman	Lauri A. Wood
Chairman, President and Chief Executive Officer	Chief Financial Officer
March 3, 2009	March 3, 2009
ITEM 9b — OTHER INFORMATION
None.
PART III
ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information in Sections II, VII, VIII, IX and XI contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 15, 2009, which was filed by the Company in definitive form with the Commission on March 13, 2009, is incorporated herein by reference.
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
ITEM 11 — EXECUTIVE COMPENSATION
The information in Section V contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 15, 2009, which was filed by the Company in definitive form with the Commission on March 13, 2009, is incorporated herein by reference.
ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information in Sections III and IV contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 15, 2009, which was filed by the Company in definitive form with the Commission on March 13, 2009, is incorporated herein by reference.
ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information in Sections V, VI, VII and IX contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 15, 2009, which was filed by the Company in definitive form with the Commission on March 13, 2009, is incorporated herein by reference.
ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information in Section XII contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 15, 2009, which was filed by the Company in definitive form with the Commission on March 13, 2009, is incorporated herein by reference.

PART IV
ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	1. Index of Financial Statements:

See Item 8.

(a)	2. Index of Financial Statement Schedules:

All other schedules have been omitted as not applicable or not required or because the information has been included in the financial statements or applicable notes.

(a) 3. Index of Exhibits:

		Incorporated by
		Reference to
		Registration or	Form of	Date of	Exhibit Number in
	Description	File Number	Report	Report	Report
(3.1)	Articles of Incorporation	0-30050	10/a	6/21/99	3.1
(3.2)	By-Laws	0-30050	10/a	6/21/99	3.2
(10.1)	Description of Automobile Plan	0-30050	10-K	12/31/03	10.1
(10.2)	Directors’ Deferred Income Plan Agreements	0-30050	10-K	12/31/03	10.2
(10.3)	Executive Supplemental Income Plan Agreement-Chevis C. Swetman	001-12103	10-Q	9/30/07	10.2
(10.4)	Executive Supplemental Income Plan Agreement-A. Wes Fulmer	001-12103	10-Q	9/30/07	10.3
(10.5)	Executive Supplemental Income Plan Agreement-Lauri A. Wood	001-12103	10-Q	9/30/07	10.4
(10.5)	Split Dollar Plan Agreements	0-30050	10-K	12/31/03	10.4
(10.6)	Deferred Compensation Plan	001-12103	10-Q	9/30/07	10.1
(10.7)	Description of Stock Incentive Plan	33-15595	10-K	12/31/01	10.6
(13.1)	Annual Report to Shareholders for year ended December 31, 2008 * (A)
(13.2)	Summary Report to Shareholders for year ended December 31, 2008 (A)
(21)	Subsidiaries of the registrant	33-15595	10-K	12/31/88	22
(23.1)	Consent of Independent Registered Public Accounting Firm-Porter Keadle Moore, LLP *
(31.1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Incorporated by
Reference to
		Registration or	Form of	Date of	Exhibit Number in
	Description	File Number	Report	Report	Report
(31.2)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
(32.1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. ss. 1350*
(32.2)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. ss. 1350*
(99.1)	Letter Application for Exemption under Authority Given By Section 12(h) of the Exchange Act.	81-00935	34-12H	3/10/06

(A)	Furnished for the information of the Commission only and not deemed “filed” except for those portions which are specifically incorporated herein.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
PEOPLES FINANCIAL CORPORATION
(Registrant)

Date: March 13, 2009
BY:	/s/ Chevis C. Swetman
Chevis C. Swetman, Chairman of the Board
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

BY:	/s/ Chevis C. Swetman
Date:	March 13, 2009
Chevis C. Swetman, Chairman, President and CEO (principal executive officer)

BY:	/s/ Drew Allen	BY:	/s/ Dan Magruder

Date:	March 13, 2009	Date:	March 13, 2009
	Drew Allen, Director		Dan Magruder, Director

BY:	/s/ Rex E. Kelly	BY:	/s/ Lyle M. Page

Date:	March 13, 2009	Date:	March 13, 2009
	Rex E. Kelly, Director		Lyle M. Page, Director

		BY:	/s/ Lauri A. Wood

		Date:	March 13, 2009
Lauri A. Wood, Chief Financial Officer (principal financial and accounting officer)