Form 10-Q
period 2009-03-31
PEOPLES FINANCIAL CORP /MS/
filed 2009-05-08
CIK 770460

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date. Peoples Financial Corporation has only one class of common stock authorized. At April 30, 2009, there were 15,000,000 shares of $1 par value common stock authorized, and 5,170,408 shares issued and outstanding.

Part 1 — Financial Information
Item 1: Financial Statements
Peoples Financial Corporation and Subsidiaries
Consolidated Statements of Condition

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)

Assets
Cash and due from banks	$36,517,970	$34,015,590

Federal funds sold		4,000

Available for sale securities	343,533,105	340,462,072

Held to maturity securities, fair value of $3,513,172 at March 31, 2009 and $3,438,108 at December 31, 2008	3,394,855	3,394,212

Other investments	3,999,662	3,889,324

Federal Home Loan Bank Stock, at cost	2,274,600	2,070,700

Loans	476,521,814	467,377,039

Less: Allowance for loan losses	11,372,866	11,113,575

Loans, net	465,148,948	456,263,464

Bank premises and equipment, net of accumulated depreciation	33,109,319	33,600,170

Accrued interest receivable	4,501,495	5,444,767

Cash surrender value of life insurance	14,856,437	14,688,160

Other assets	3,080,480	2,575,042

Total assets	$910,416,871	$896,407,501

Peoples Financial Corporation and Subsidiaries
Consolidated Statements of Condition (continued)

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)

Liabilities & Shareholders’ Equity

Liabilities:

Deposits:

Demand, non-interest bearing	$114,982,464	$109,033,184

Savings and demand, interest bearing	236,014,897	239,990,238

Time, $100,000 or more	140,484,281	104,540,112

Other time deposits	54,701,042	56,912,002

Total deposits	546,182,684	510,475,536

Federal funds purchased and securities sold under agreements to repurchase	227,908,935	226,609,231

Borrowings from Federal Home Loan Bank	16,897,458	36,937,686

Other liabilities	13,920,667	15,384,934

Total liabilities	804,909,744	789,407,387

Shareholders’ Equity:
Common stock, $1 par value, 15,000,000 shares authorized, 5,170,408 and 5,279,268 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	5,170,408	5,279,268

Surplus	65,780,254	65,780,254

Undivided profits	33,174,035	33,412,596

Accumulated other comprehensive income, net of tax	1,382,430	2,527,996

Total shareholders’ equity	105,507,127	107,000,114

Total liabilities & shareholders’ equity	$910,416,871	$896,407,501

See selected notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2009	2008

Interest income:

Interest and fees on loans	$5,118,392	$7,432,345

Interest and dividends on securities:

U. S. Treasury	453,338	813,940

U.S. Government agencies	2,275,359	3,013,487

Mortgage-backed securities	404,153	461,372

States and political subdivisions	311,109	260,050

Other securities	4,941	62,917

Interest on federal funds sold	893	36,812

Total interest income	8,568,185	12,080,923

Interest expense:

Deposits	1,556,698	3,219,012

Long-term borrowings	160,792	122,234

Federal funds purchased and securities sold under agreements to repurchase	576,352	1,538,394

Total interest expense	2,293,842	4,879,640

Net interest income	6,274,343	7,201,283

Provision for allowance for losses on loans	348,000	46,000

Net interest income after provision for allowance for losses on loans	$5,926,343	$7,155,283

Peoples Financial Corporation and Subsidiaries
Consolidated Statements of Income (continued)
(Unaudited)

	Three Months Ended March 31,
	2009	2008

Non-interest income:

Trust department income and fees	$336,266	$395,090

Service charges on deposit accounts	1,663,307	1,692,460

Gain on liquidation, sales and calls of securities	136,797	87,648

Other income	486,051	362,594

Total non-interest income	2,622,421	2,537,792

Non-interest expense:

Salaries and employee benefits	3,380,378	3,465,398

Net occupancy	551,861	539,825

Equipment rentals, depreciation and maintenance	950,367	922,053

Other expense	1,673,191	1,637,399

Total non-interest expense	6,555,797	6,564,675

Income before income taxes	1,992,967	3,128,400

Income taxes	290,000	1,039,000

Net Income	$1,702,967	$2,089,400

Basic and diluted earnings per share	$.33	$.39

See selected notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries
Consolidated Statement of Shareholders’ Equity

					Accumulated
	Number of				Other
	Common	Common		Undivided	Comprehensive	Comprehensive
	Shares	Stock	Surplus	Profits	Income	Income	Total
Balance, January 1, 2009	5,279,268	$5,279,268	$65,780,254	$33,412,596	$2,527,996		$107,000,114

Comprehensive Income:

Net income				1,702,967		$1,702,967	1,702,967

Net unrealized loss on available for sale securities, net of tax					(1,055,280)	(1,055,280)	(1,055,280)

Reclassification adjustment for available for sale securities called or sold in current year, net of tax					(90,286)	(90,286)	(90,286)

Total comprehensive income						$557,401

Effect of stock retirement on accrued dividends				90			90

Retirement of stock	(108,860)	(108,860)		(1,941,618)			(2,050,478)

Balance, March 31, 2009	5,170,408	$5,170,408	$65,780,254	$33,174,035	$1,382,430		$105,507,127

Note: Balances as of January 1, 2009 were audited.

Peoples Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2009	2008

Cash flows from operating activities:

Net income	$1,702,967	$2,089,400

Adjustment to reconcile net income to net cash provided by operating activities:

Depreciation	598,500	532,507

Provision for allowance for loan losses	348,000	46,000

Gain on other investments	(110,338)

Gain on sales and calls of securities	(136,797)	(87,648)

Change in accrued interest receivable	943,272	1,422,645

Change in other assets	857,280	(202,582)

Change in other liabilities	(245,657)	1,235,176

Net cash provided by operating activities	3,957,227	5,035,498

Cash flows from investing activities:
Proceeds from maturities, sales and calls of available for sale securities	97,023,145	106,316,319

Investment in available for sale securities	(101,694,947)	(65,801,648)

Proceeds from maturities of held to maturity securities		455,000

Investment in held to maturity securities	(643)	(1,693)

(Investment in) redemption of Federal Home Loan Bank Stock	(203,900)	18,700

Proceeds from sales of other real estate	105,000

Loans, net increase	(9,756,074)	(5,780,843)

Acquisition of premises and equipment	(107,649)	(1,340,490)

Other assets	(156,145)	(267,994)

Net cash provided by (used in) investing activities	$(14,791,213)	$33,597,351

Peoples Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Three Months Ended March 31,
	2009	2008

Cash flows from financing activities:

Demand and savings deposits, net change	$1,973,939	$25,035,338

Time deposits, net change	33,733,209	(24,534,148)

Cash dividends	(1,583,780)	(1,457,587)

Retirement of common stock	(2,050,478)	(514,449)

Borrowings from Federal Home Loan Bank	65,000,000	10,000,000

Repayments to Federal Home Loan Bank	(85,040,228)	(10,041,017)

Federal funds purchased and securities sold under agreements to repurchase, net change	1,299,704	(35,069,061)

Net cash provided by (used in) financing activities	13,332,366	(36,580,924)

Net increase in cash and cash equivalents	2,498,380	2,051,925

Cash and cash equivalents, beginning of year	34,019,590	34,935,370

Cash and cash equivalents, end of year	$36,517,970	$36,987,295

See selected notes to consolidated financial statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarters Ended March 31, 2009 and 2008
1. Basis of Presentation:
The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the financial position of Peoples Financial Corporation and its subsidiaries (the “Company”) as of March 31, 2009 and the results of their operations and their cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2008 Annual Report and Form 10-K.
The results of operations for the quarter ended March 31, 2009, are not necessarily indicative of the results to be expected for the full year.
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
Summary of Significant Accounting Policies — The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America and general practices within the banking industry. There have been no material changes or developments in the application of principles or in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies as disclosed in our Form 10-K for the year ended December 31, 2008.
2. Earnings Per Share:
Per share data is based on the weighted average shares of common stock outstanding of 5,221,950 and 5,396,898 for the quarters ended March 31, 2009 and 2008, respectively.
3. Statements of Cash Flows:
The Company has defined cash and cash equivalents to include cash and due from banks and federal funds sold. The Company paid $2,318,605 and $5,284,077 for the quarter ended March 31, 2009 and 2008, respectively, for interest on deposits and borrowings. No income tax payments were made during the quarters ended March 31, 2009 and 2008. Loans transferred to other real estate amounted to $522,590 during the quarter ended March 31, 2009 and there were no loans transferred to other real estate during the quarter ended March 31, 2008.

4. Investments:
Securities with gross unrealized losses at March 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows (in 000’s):

	Less Than Twelve Months		Over Twelve Months			Total
		Gross			Gross		Gross
		Unrealized			Unrealized		Unrealized
	Fair Value	Loss	Fair Value		Loss	Fair Value	Loss

U.S. Government Agencies	$89,100	$954	$		$	$89,100	$954

States and political subdivisions	10,258	359		1,826	156	12,084	515

TOTAL	$99,358	$1,313		$1,826	$156	$101,184	$1,469

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
The balances of available for sale securities, which are the only assets measured at fair value on a recurring basis, by level within the fair value hierarchy as of March 31, 2009 and December 31, 2008 were as follows:

	Fair Value Measurement Using
	Total	Level 1	Level 2	Level 3
March 31, 2009	$343,533,105		$343,533,105
December 31, 2008	340,462,072		340,462,072
At March 31, 2009, available for sale securities with an amortized cost of $339,925,836 were reported at a fair value, net of unrealized gains and losses, of $343,533,105. The net change in unrealized gains and losses of $(1,145,566) was included in comprehensive income during the first quarter of 2009. At December 31, 2008, available for sale securities with an amortized cost of $335,117,237 were reported at a fair value, net of unrealized gains and losses, of $340,460,072. The net change in unrealized gains and losses of $2,439,567 was included in comprehensive income during the year ended December 31, 2008.

5. Past Due and Impaired Loans:
Loans past due ninety days or more and still accruing were $6,733,659 and $2,340,190 at March 31, 2009 and December 31, 2008, respectively.
Impaired loans include performing and non-performing loans for which full payment of principal or interest is not expected. Performing loans which were classified as impaired loans totaled $10,554,541 and $11,864,285 at March 31, 2009 and December 31, 2008, respectively. Non-performing loans which were classified as impaired loans included nonaccrual loans which amounted to $17,211,109 and $15,553,447 at March 31, 2009 and December 31, 2008, respectively.
The average recorded investment in impaired loans amounted to approximately $27,818,363 and $28,189,747 at March 31, 2009 and December 31, 2008, respectively. The Company had $7,291,482 and $7,345,022 of specific allowance related to impaired loans at March 31, 2009 and December 31, 2008, respectively. Interest income recognized on impaired loans was $94,324 and $833,055 during the quarter ended March 31, 2009 and the year ended December 31, 2008, respectively. Interest income recognized on impaired loans if the Company had used the cash-basis method of accounting would have been $100,751 and $686,129 during the quarter ended March 31, 2009 and the year ended December 31, 2008, respectively.
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
The balances of impaired loans, which are the only assets measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of March 31, 2009 and December 31, 2008 were as follows:

	Fair Value Measurement Using
	Total	Level 1	Level 2	Level 3
March 31, 2009	$20,474,168		$20,474,168
December 31, 2008	20,072,210		20,072,210
At March 31, 2009, impaired loans with a carrying amount of $27,765,650 were written down to their fair value of $20,474,168, through a $7,291,482 charge to the provision for loan losses in prior periods. At December 31, 2008, impaired loans with a carrying amount of $27,417,732 were written down to their fair value of $20,072,210, through a $7,345,022 charge to the provision for loan losses in prior periods.

6. Allowance for Loan Losses:
Transactions in the allowance for loan losses were as follows:

	Three Months Ended March 31,
	2009	2008

Balance, beginning of period	$11,113,575	$9,378,137

Recoveries	105,422	68,091

Loans charged off	(194,131)	(87,958)

Provision for allowance for loan losses	348,000	46,000

Balance, end of period	$11,372,866	$9,404,270

7. Other Comprehensive Income:
The income tax effect from the unrealized gain on available for sale securities on accumulated other comprehensive income was $590,140 at March 31, 2009.
8. Notes Payable:
On March 11, 2009, the Company opened a $2,500,000 line of credit with Mississippi National Banker’s Bank. The line, which is secured by the common stock of the Company’s bank subsidiary, bears interest at Wall Street Prime with a floor of 4.00%. Quarterly interest payments are required under the line with all principal and accrued interest being due at maturity, which is March 11, 2010. There was no outstanding balance at March 31, 2009.
9. Shareholders’ Equity:
During the first quarter of 2009, the Company completed the repurchase and retirement of its common stock under a stock repurchase plan approved by its Board of Directors (“Board”) on September 24, 2008. A total of 132,589 shares were repurchased and retired under this plan.
On February 25, 2009, the Company’s Board approved the repurchase of up to 3%, or approximately 150,000, of its common stock. As of March 31, 2009, 534 shares had been repurchased and retired under this plan.
10. New Accounting Pronouncements:
The Financial Accounting Standards Board (“FASB”) issued three FASB Staff Positions (“FSPs”) in April 2009 that are effective for interim and annual reporting periods ending on or after June 15, 2009. FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, requires fair value disclosures about financial instruments in interim financial statements as well as disclosures about estimation methods and disclosure of changes in method from prior periods. FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“OTTI FSP”) creates a new model for evaluating other-than-temporary impairments (“OTTI”) in debt securities. The OTTI FSP requires an entity to record an OTTI if it intends to sell a debt instrument or if it cannot assert it is more likely than not that it will not have to sell the security before recovery. If the entity does not intend to sell the security but does not expect to recover the amortized cost basis, the amount of the impairment that is a result of credit related losses will be reported in earnings and the remaining impairment related to illiquidity will be reflected in other comprehensive income. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, requires companies, as they are estimating fair values for assets and liabilities that are subject to fair value measurement, to consider various factors to determine whether there has been a significant decrease in the volume and level of activity compared to normal market activity and to consider whether an observed transaction was not orderly based on the weight of available evidence. Implementation of the three FSPs is not expected to have a material impact on the Company’s consolidated financial statements.
11. Reclassifications:
Certain reclassifications, which had no effect on prior year net income, have been made to prior period statements to conform to current year presentation.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
The Company is a one-bank holding company headquartered in Biloxi, Mississippi. It has two operating subsidiaries, PFC Service Corp. and The Peoples Bank, Biloxi, Mississippi (the “Bank”). The Bank, which provides a full range of banking, financial and trust services to state, county and local government entities and individuals and commercial businesses in Harrison, Hancock, Stone and Jackson counties in Mississippi.
The following presents Management’s discussion and analysis of the consolidated financial condition and results of operations of Peoples Financial Corporation and Subsidiaries. These comments should be considered in combination with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in this report on Form 10-Q and the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Management’s Discussion and Analysis included in the Company’s Form 10-K for the year ended December 31, 2008.
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

OVERVIEW
Net income for the first quarter of 2009 was $1,702,967 compared with $2,089,400 for the first quarter of 2008. This decrease was primarily the result in the decrease in net interest income of $926,940, the increase in the provision for loan losses of $302,000 and the decrease in income tax expense of $749,000.
Total assets increased to $910,416,871 at March 31, 2009 from $896,407,501 at December 31, 2008. This increase was primarily attributable to the increase in loans of $9,144,775.
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
The Federal Reserve, through the Federal Open Market Committee (the “Committee”), dropped the discount rate by a total of 200 basis points during the first quarter of 2008, and by another 200 basis points during the following three quarters of 2008. The Committee’s actions were their attempt to stabilize financial markets as well as to stimulate the national economy and flow of capital. Typically, changes in the discount rate result in corresponding changes in prime interest rates. The impact of these rate reductions was significant to the Company’s financial condition and results of operations.
The Company’s average interest earning assets decreased approximately $5,485,000, or 1%, from approximately $822,857,000 for the first quarter of 2008 to approximately $817,372,000 for the first quarter of 2009.
Also as a result of the Committee’s actions, the average yield on earning assets decreased 167 basis points, from 5.94% for the first quarter of 2008 to 4.27% for the first quarter of 2009, with the biggest impact to the yield on loans. The Company’s loan portfolio generally has a 40%/60% blend of fixed/floating rate term. This results in the Company being more asset sensitive to market interest rates and generally is the cause of the decrease in interest income. In addition, the proceeds from maturities and calls of securities were reinvested in similar securities but at lower interest rates.
Average interest bearing liabilities decreased approximately $7,671,000, or 1%, from approximately $683,434,000 for the first quarter of 2008 to approximately $675,763,000 for the first quarter of 2009. The average rate paid on interest bearing liabilities decreased 150 basis points, from 2.86% for the first quarter of 2008 to 1.36% for the first quarter of 2009.

The Company’s net interest margin on a tax-equivalent basis, which is net income as a percentage of average earning assets, was 3.15% at March 31, 2009, down 41 basis points from 3.56% at March 31, 2008. The table that follows this discussion analyzes the changes in tax-equivalent net interest income for the two quarters ended March 31, 2009 and 2008.

Analysis of Average Balances, Interest Earned/Paid and Yield
(In Thousands)

	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate

Loans (2)(3)	$470,524	$5,118	4.35%	$450,083	$7,432	6.61%

Federal Funds Sold	1,310	1	0.31%	4,584	37	3.23%

HTM: Non taxable (1)	3,394	47	5.54%	4,330	68	6.28%

AFS: Taxable	306,744	3,133	4.09%	337,084	4,289	5.09%

Non taxable (1)	32,368	424	5.24%	22,663	325	5.74%

Other	3,032	5	0.66%	4,113	63	6.13%

Total	$817,372	$8,728	4.27%	$822,857	$12,214	5.94%

Savings & interest- bearing DDA	$243,972	$689	1.13%	$245,841	$1,001	1.63%

CD’s	175,625	867	1.97%	229,883	2,219	3.86%

Federal funds purchased	227,357	576	1.01%	199,228	1,538	3.09%

FHLB advances	28,809	161	2.24%	8,482	122	5.75%

Total	$675,763	$2,293	1.36%	$683,434	$4,880	2.86%

Net tax-equivalent yield on earning assets			3.15%			3.56%

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2009 and 2008.

(2)	Loan fees of $152 and $161 for 2009 and 2008, respectively, are included in these figures.

(3)	Includes nonaccrual loans.

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
Based on its evaluation, the Company recorded a provision for loan losses of $348,000 and $46,000 during the quarters ended March 31, 2009 and 2008, respectively.
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
Non-interest income
Trust department income and fees are earned by the Company based on services provided to corporate and personal trust accounts. The decrease in fee income of $58,824 for the first quarter of 2009 as compared with the first quarter of 2008 is attributable to the decrease in market value, on which fees are based, of personal trust accounts.
Gains from the liquidation, call or sale of investments increased $49,149 for the first quarter of 2009 as compared with the first quarter of 2008 as the Federal Reserve continues to pursue its zero interest rate policy and calls its longer term U.S. Treasury and U.S. Agency securities.
Other income increased $123,457 for the first quarter of 2009 as compared with the first quarter of 2008 as the company realized a gain from its investment in a low income housing partnership.
Non-interest expense
Total non-interest expense increased $8,878 for the first quarter of 2009 as compared with the first quarter of 2008.
The largest component of non-interest expense is salaries and employee benefits, which decreased $85,020 for the first quarter of 2009 compared with the first quarter of 2008. Salaries decreased $135,309 between these two periods as the Company now employs fewer employees as a result of attrition and a hiring freeze and the decrease in the anticipated amount of bonuses and incentives for 2009.
Net occupancy expense increased $12,036 for the first quarter of 2009 and compared with the first quarter of 2008. Property and casualty insurance costs increased $50,940 while the conversion to VOIP for the telephone system decreased telephone expenses by $34,774.
Equipment rentals, depreciation and maintenance expenses increased $28,314 for the first quarter of 2009 compared with the first quarter of 2008. This increase was primarily attributable to an increase in depreciation expenses associated with 2008 capital expenditures.
Included in the increase of $35,792 in other expense for the first quarter of 2009 as compared with the first quarter of 2008 are the increase in expense of $33,310 for state and FDIC insurance assessments and $56,000 for the demolition of the former Money Center building in Gulfport. The Company did realize a savings of $38,115 in postage and mailing expense in 2009 as compared with 2008.
Income Taxes
Income taxes decreased $749,000 for the first quarter of 2009 as compared with the first quarter of 2008. Approximately $382,000 of this decrease was a result of the overall decrease in taxable income for the first quarter of 2009 as compared with the first quarter of 2008. The remaining decrease was primarily attributable to an increase in non-taxable income as a component of total income in the first quarter of 2009 as compared with the same period in 2008, the over accrual of taxes during the first quarter of 2008 as compared with the first quarter of 2009 and the effect of tax credits in 2009.
FINANCIAL CONDITION
Available for sale securities increased $3,071,033 at March 31, 2009, compared with December 31, 2008. The following schedule reflects the mix of available for sale securities at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008

Available for sale securities:
U.S. Treasury	$47,284,610	$66,709,840

U.S. Government agencies and corp.	235,034,411	212,395,831

Mortgage-backed securities	27,920,795	29,781,077

States and political subdivisions	32,493,789	30,925,824

Equity securities	799,500	649,500

Total available for sale securities	$343,533,105	$340,462,072

As a result of the decrease in interest rates, more than $85,000,000 and $71,000,000 of available for sale securities were called during the first quarter of 2009 and 2008, respectively. Proceeds from these calls have funded loan demand, liquidity needs and the purchase of investments at lower current market rates.
The composition of the loan portfolio was as follows:

	March 31, 2009	December 31, 2008
Real estate, construction	$120,893,726	$118,455,302
Real estate, mortgage	283,761,918	290,458,002
Loans to finance agricultural production	1,731,028	3,177,723
Commercial and industrial loans	57,224,305	43,311,552
Loans to individuals for household, family and other consumer expenditures	10,297,535	10,201,518
Obligations of states and political subdivisions	2,496,401	1,733,194
All other loans	116,901	39,748

Total	$476,521,814	$467,377,039

The increase in commercial and industrial loans of $13,912,753 at March 31, 2009 as compared with December 31, 2008 is the result of customers drawing on previously existing lines of credit.
The decrease in the yield on interest earning assets, particularly on loans, directly impacted accrued interest receivable, which decreased $943,272 at March 31, 2009 as compared with December 31, 2008.
Other assets increased $505,438 at March 31, 2009 as compared with December 31, 2008 primarily as a result of an increase in Other Real Estate, which is included in Other assets, of $792,265.
Total deposits increased $35,707,148 at March 31, 2009, as compared with December 31, 2008. Typically, significant increases or decreases in total deposits and/or significant fluctuations among the different types of deposits from quarter to quarter are anticipated by Management as customers in the casino industry and county and municipal entities reallocate their resources periodically. During the first quarter of 2009, the increase in time deposits with a balance of $100,000 or more is the result of the acquisition of brokered deposits of $10,000,000 and an increase in public fund time deposits.

Borrowings from the Federal Home Loan Bank decreased $20,040,228 at March 31, 2009 as compared with December 31, 2008 based on the liquidity needs of the bank subsidiary.
Other liabilities decreased $1,464,267 at March 31, 2009 as compared December 31, 2008 as a result of the payment of the semi-annual dividend during the first quarter of 2009 which had been accrued at December 31, 2008.
SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY
As a part of its on-going stock repurchase program, the Company repurchased and retired 108,860 shares of its common stock, at a total repurchase price of $2,050,478 during the first quarter of 2009.
Management believes that the Company’s stock is undervalued, and plans to continue its repurchase activities in future quarters.
Strength, security and stability have been the hallmark of the Company since its founding in 1985 and of its bank subsidiary since its founding in 1896. A strong capital foundation is fundamental to the continuing prosperity of the Company and the security of its customers and shareholders. One measure of capital adequacy is the primary capital ratio which was 12.78% at March 31, 2009, which is well above the regulatory minimum of 6.00%. Management continues to emphasize the importance of maintaining the appropriate capital levels of the Company and has established the goal of maintaining its primary capital ratio at 8.00%, which is the minimum requirement for classification as being “well-capitalized” by the banking regulatory authorities.
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

FINANCIAL HIGHLIGHTS (in thousands except per share data)
EARNINGS SUMMARY

Three Months Ended March 31,	2009	2008

Net interest income	$6,274	$7,201
Provision for loan losses	348	46
Non-interest income	2,622	2,538
Non-interest expense	6,555	6,565
Income taxes	290	1,039
Net income	1,703	2,089
Earnings per share	.33	.39
PERFORMANCE RATIOS

March 31,	2009	2008
Return on average assets	.74%	.91%
Return on average equity	6.41%	7.71%
Net interest margin	3.15%	3.55%
Efficiency ratio	77%	68%
Item 4: Controls and Procedures
As of March 31, 2009, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There were no changes in the Company’s internal control over financial reporting that occurred during the period ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1: Legal Proceedings
The bank is involved in various legal matters and claims which are being defended and handled in the ordinary course of business. None of these matters is expected, in the opinion of Management, to have a material adverse effect upon the financial position or results of operations of the Company.
Item 4: Submission of Matters to a Vote of Security Holders
(a) The Annual Meeting of Shareholders of the Company was held on April 15, 2009.
(b) The following five directors were elected at the meeting to hold office for a term of one year:

	Approve	Disapprove
Drew Allen	4,626,595.544	57,622.000
Rex E. Kelly	4,677,229.544	6,988.000
Dan Magruder	4,677,229.544	6,988.000
Lyle M. Page	4,623,269.544	60,948.000
Chevis C. Swetman	4,501,617.544	182,600.000
Of the 5,227,251 shares outstanding and eligible to vote on April 15, shares not voted amounted to 2,715,067.28 and there were 100 abstentions.
Item 5: Other Information
(a) On January 28, 2009, the Board of Directors re-appointed the following officers of the Company:

President and CEO	Chevis C. Swetman
Executive Vice President	A. Wes Fulmer
First Vice President	Thomas J. Sliman
Second Vice President	Jeannette E. Romero
Vice President	Robert M. Tucei
Vice President and Secretary	Ann F. Guice
Chief Financial Officer	Lauri A. Wood
Vice President	J. Patrick Wild

Item 6 – Exhibits and Reports on Form 8-K
(a) Exhibits

Exhibit 31.1:	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

Exhibit 31.2:	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

Exhibit 32.1:	Certification of Chief Executive Officer Pursuant to 18 U.S.C. ss. 1350

Exhibit 32.2:	Certification of Chief Financial Officer Pursuant to 18 U.S.C. ss. 1350
(b) Reports on Form 8-K
A Form 8-K was filed on January 20, 2009, March 4, 2009 and April 14, 2009.

SIGNATURES
Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL CORPORATION (Registrant)

Date:	May 8, 2009

By:	/s/ Chevis C. Swetman
Chevis C. Swetman
Chairman, President and Chief Executive Officer
(principal executive officer)

Date:	May 8, 2009

By:	/s/ Lauri A. Wood
Lauri A. Wood
Chief Financial Officer and Controller
(principal financial and accounting officer)