Form 10-Q
period 2009-06-30
PEOPLES FINANCIAL CORP /MS/
filed 2009-08-07
CIK 770460

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date. Peoples Financial Corporation has only one class of common stock authorized. At July 31, 2009, there were 15,000,000 shares of $1 par value common stock authorized, and 5,151,697 shares issued and outstanding.

Part 1 – Financial Information
Item 1: Financial Statements
Peoples Financial Corporation and Subsidiaries
Consolidated Statements of Condition

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)

Assets
Cash and due from banks	$39,282,683	$34,015,590

Federal funds sold		4,000

Available for sale securities	380,914,975	340,462,072

Held to maturity securities, fair value of $3,291,335 at June 30, 2009; $3,438,108 at December 31, 2008	3,200,564	3,394,212

Other investments	3,999,662	3,889,324

Federal Home Loan Bank Stock, at cost	3,522,900	2,070,700

Loans	467,165,116	467,377,039

Less: Allowance for loan losses	9,797,881	11,113,575

Loans, net	457,367,235	456,263,464

Bank premises and equipment, net of accumulated depreciation	32,649,301	33,600,170

Accrued interest receivable	4,994,317	5,444,767

Cash surrender value of life insurance	15,025,084	14,688,160

Other real estate	2,451,468	397,182

Other assets	2,915,901	2,177,860

Total assets	$946,324,090	$896,407,501

Peoples Financial Corporation and Subsidiaries
Consolidated Statements of Condition (continued)

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)

Liabilities & Shareholders’ Equity
Liabilities:

Deposits:

Demand, non-interest bearing	$94,332,584	$109,033,184

Savings and demand, interest bearing	214,036,852	239,990,238

Time, $100,000 or more	155,291,859	104,540,112

Other time deposits	54,632,268	56,912,002

Total deposits	518,293,563	510,475,536

Federal funds purchased and securities sold under agreements to repurchase	236,970,971	226,609,231

Borrowings from Federal Home Loan Bank	72,857,135	36,937,686

Other liabilities	15,641,593	15,384,934

Total liabilities	843,763,262	789,407,387

Shareholders’ Equity:
Common stock, $1 par value, 15,000,000 shares authorized, 5,151,697 and 5,279,268 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	5,151,697	5,279,268

Surplus	65,780,254	65,780,254

Undivided profits	32,051,717	33,412,596

Accumulated other comprehensive income (loss), net of tax	(422,840)	2,527,996

Total shareholders’ equity	102,560,828	107,000,114

Total liabilities & shareholders’ equity	$946,324,090	$896,407,501

See selected notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Interest income:

Interest and fees on loans	$5,086,063	$6,675,902	$10,204,455	$14,108,247

Interest and dividends on securities:

U. S. Treasury	322,981	776,286	776,319	1,590,226

U.S. Government agencies	2,494,405	2,700,844	4,769,764	5,714,331

Mortgage-backed securities	387,501	435,554	791,654	896,926

States and political subdivisions	301,314	249,196	612,423	509,246

Other investments	1,953	38,063	6,894	100,980

Interest on federal funds sold	544	25,258	1,437	62,070

Total interest income	8,594,761	10,901,103	17,162,946	22,982,026

Interest expense:

Deposits	1,396,989	2,618,729	2,953,687	5,837,741

Long-term borrowings	110,985	117,531	271,777	239,765

Federal funds purchased and securities sold under agreements to repurchase	517,320	1,081,298	1,093,672	2,619,692

Total interest expense	2,025,294	3,817,558	4,319,136	8,697,198

Net interest income	6,569,467	7,083,545	12,843,810	14,284,828

Provision for allowance for losses on loans	1,502,000	48,000	1,850,000	94,000

Net interest income after provision for allowance for losses on loans	$5,067,467	$7,035,545	$10,993,810	$14,190,828

Peoples Financial Corporation and Subsidiaries
Consolidated Statements of Income (continued)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Non-interest income:

Trust department income and fees	$325,750	$434,025	$662,016	$829,115

Service charges on deposit accounts	1,702,090	1,729,375	3,365,397	3,421,835

Gain on sales or calls of securites	2	27,629	136,799	115,277

Other income	138,534	439,686	624,585	802,280

Total non-interest income	2,166,376	2,630,715	4,788,797	5,168,507

Non-interest expense:

Salaries and employee benefits	3,694,321	3,611,848	7,074,699	7,077,246

Net occupancy	641,242	467,333	1,193,103	1,007,158

Rentals, depreciation and maintenance	954,189	872,248	1,904,556	1,794,301

Other expense	1,793,384	1,452,833	3,466,575	3,090,232

Total non-interest expense	7,083,136	6,404,262	13,638,933	12,968,937

Income before income taxes	150,707	3,261,998	2,143,674	6,390,398

Income taxes	(50,000)	1,084,000	240,000	2,123,000

Net Income	$200,707	$2,177,998	$1,903,674	$4,267,398

Basic and diluted earnings per share	$.04	$.41	$.37	$.79

See selected notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries
Consolidated Statement of Shareholders’ Equity

					Accumulated
	Number of				Other
	Common	Common		Undivided	Comprehensive	Comprehensive
	Shares	Stock	Surplus	Profits	Income	Income	Total

Balance, January 1, 2009	5,279,268	$5,279,268	$65,780,254	$33,412,596	$2,527,996		$107,000,114

Comprehensive Income:

Net income				1,903,674		$1,903,674	1,903,674

Net unrealized loss on available for sale securities, net of tax					(2,860,550)	(2,860,550)	(2,860,550)

Reclassification adjustment for available for sale securities called or sold in current year, net of tax					(90,286)	(90,286)	(90,286)

Total comprehensive loss						$(1,047,162)

Effect of stock retirement on accrued dividends				4,774			4,774

Dividend declared, ($ .20 per share)				(1,030,339)			(1,030,339)

Retirement of stock	(127,571)	(127,571)		(2,238,988)			(2,366,559)

Balance, June 30, 2009	5,151,697	$5,151,697	$65,780,254	$32,051,717	$(422,840)		$102,560,828

Note: Balances as of January 1, 2009 were audited.
See selected notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2009	2008

Cash flows from operating activities:

Net income	$1,903,674	$4,267,398

Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	1,212,000	1,097,500
Provision for allowance for loan losses	1,850,000	94,000
Gain on sale of bank premises		(142,607)
Gain on other investments	(110,338)
Gain on sales and calls of securities	(136,799)	(115,277)
Loss on impairment of equity securities	149,517
Change in accrued interest receivable	450,450	959,555
Change in other assets	100,299	776,622
Change in other liabilities	1,504,614	776,346

Net cash provided by operating activities	6,923,417	7,713,537

Cash flows from investing activities:

Proceeds from maturities, sales and calls of available for sale securities	145,473,727	138,371,132
Investment in available for sale securities	(190,412,284)	(82,129,694)
Proceeds from maturities of held to maturity securities	195,000	1,240,000
Investment in held to maturity securities	(1,352)	(2,889)
Purchases of other investments		(3,160,000)
(Investment in) redemption of Federal Home Loan Bank Stock	(1,452,200)	8,100
Proceeds from sales of other real estate	326,076	19,500
Loans, net change	(5,337,134)	(22,264,844)
Proceeds from sale of bank premises		266,812
Acquisition of premises and equipment	(261,131)	(1,672,367)
Other assets	(339,903)	(814,423)

Net cash provided by (used in) investing activities	$(51,809,201)	$29,861,327

Peoples Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Six Months Ended June 30,
	2009	2008

Cash flows from financing activities:

Demand and savings deposits, net change	$(40,653,986)	$40,578,887
Time deposits, net change	48,472,013	(45,086,893)
Cash dividends	(1,583,780)	(1,457,587)
Retirement of common stock	(2,366,559)	(1,759,801)
Borrowings from Federal Home Loan Bank	136,000,000	12,000,000
Repayments to Federal Home Loan Bank	(100,080,551)	(12,082,063)
Federal funds purchased and securities sold under agreements to repurchase, net change	10,361,740	(25,868,988)

Net cash provided by (used in) financing activities	50,148,877	(33,676,445)

Net increase in cash and cash equivalents	5,263,093	3,898,419

Cash and cash equivalents, beginning of year	34,019,590	34,935,370

Cash and cash equivalents, end of year	$39,282,683	$38,833,789

See selected notes to consolidated financial statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2009 and 2008
1. Basis of Presentation:
The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the financial position of Peoples Financial Corporation and its subsidiaries (the “Company”) as of June 30, 2009 and the results of their operations and their cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2008 Annual Report and Form 10-K.
The results of operations for the six months ended June 30, 2009, are not necessarily indicative of the results to be expected for the full year.
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
Subsequent Events – The Company has performed an evaluation of subsequent events through August 7, 2009, which is the date the financial statements were issued.
2. Earnings Per Share:
Per share data is based on the weighted average shares of common stock outstanding of 5,189,474 and 5,379,112 for the six months ended June 30, 2009 and 2008, respectively, and 5,157,356 and 5,361,327 for the quarters ended June 30, 2009 and 2008, respectively.
3. Statements of Cash Flows:
The Company has defined cash and cash equivalents to include cash and due from banks and federal funds sold. The Company paid $4,442,281 and $9,007,014 for the six months ended June 30, 2009 and 2008, respectively, for interest on deposits and borrowings. Income tax payments of $520,000 and $500,000 were made during the six months ended June 30, 2009 and 2008, respectively. Loans in the amount of $2,383,363 and $148,000 were transferred to other real estate during the six months ended June 30, 2009 and 2008, respectively.

4. Investments:
The amortized cost and estimated fair value of securities at June 30, 2009 and December 31, 2008, respectively, were as follows:

		Gross	Gross
		unrealized	unrealized	Estimated
June 30, 2009	Amortized cost	gains	losses	fair value

Available for sale securities:

Debt securities:

U.S. Treasury	$40,974,676	$1,064,114	$	$42,038,790

U.S. Government agencies	274,347,228	1,773,051	(2,399,289)	273,720,990

Mortgage-backed securities	29,288,304	828,801	(54,746)	30,062,359

States and political subdivisions	34,782,885	592,009	(932,041)	34,442,853

Total debt securities	379,393,093	4,257,975	(3,386,076)	380,264,992

Equity securities	649,983			649,983

Total available for sale securities	$380,043,076	$4,257,975	$(3,386,076)	$380,914,975

Held to maturity securities:

States and political subdivisions	$3,200,564	$94,064	$(3,293)	$3,291,335

Total held to maturity securities	$3,200,564	$94,064	$(3,293)	$3,291,335

		Gross	Gross
		unrealized	unrealized	Estimated
December 31, 2008	Amortized cost	gains	losses	fair value

Available for sale securities:

Debt securities:

U.S. Treasury	$64,963,243	$1,746,597	$	$66,709,840

U.S. Government agencies	208,917,636	3,552,215	(74,020)	212,395,831

Mortgage-backed securities	28,992,858	788,218		29,781,076

States and political subdivisions	31,594,000	316,874	(985,049)	30,925,825

Total debt securities	334,467,737	6,403,904	(1,059,069)	339,812,572

Equity securities	649,500			649,500

Total available for sale securities	$335,117,237	$6,403,904	$(1,059,069)	$340,462,072

Held to maturity securities:

States and political subdivisions	$3,394,212	$52,382	$(8,486)	$3,438,108

Total held to maturity securities	$3,394,212	$52,382	$(8,486)	$3,438,108

The balances of available for sale securities, which are the only assets measured at fair value on a recurring basis, by level within the hierarchy as of June 30, 2009 and December 31, 2008 were as follows:

		Fair Value Measurement Using
	Total	Level 1	Level 2	Level 3
June 30, 2009	$380,914,975		$380,914,975
December 31, 2008	340,462,072		340,462,072
At June 30, 2009, available for sale securities with an amortized cost of $ 379,393,093 were reported at a fair value, net of unrealized gains and losses, of $380,914,975. The net change in unrealized gains and losses of $2,860,550 was included in comprehensive income during the first six months of 2009. At December 31, 2008, available for sale securities with an amortized cost of $335,117,237 were reported at a fair value, net of unrealized gains and losses, of $340,460,072. The net change in unrealized gains and losses of $2,439,567 was included in comprehensive income during the year ended December 31, 2008.

The amortized cost and estimated fair value of debt securities at June 30, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Estimated
	Amortized cost	fair value

Available for sale securities:
Due in one year or less	$26,829,470	$27,177,257
Due after one year through five years	137,824,730	139,544,662
Due after five years through ten years	64,318,384	63,934,136
Due after ten years	121,132,205	119,546,578
Mortgage-backed securities	29,288,304	30,062,359

Totals	$379,393,093	$380,264,992

Held to maturity securities:
Due in one year or less	$255,000	$258,372
Due after one year through five years	1,829,287	1,888,618
Due after five years through ten years	1,116,277	1,144,345

Totals	$3,200,564	$3,291,335

Securities with gross unrealized losses at June 30, 2009 and December 31, 2008, respectively, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	Less Than Twelve Months		Over Twelve Months			Total
		Gross			Gross		Gross
		Unrealized			Unrealized		Unrealized
June 30, 2009:	Fair Value	Loss	Fair Value		Loss	Fair Value	Loss

U.S. Government Agencies	$133,931,111	$2,399,289	$		$	$133,931,111	$2,399,289

Mortgage-backed securities	4,949,764	54,746				4,949,764	54,746

States and political subdivisions	14,974,524	703,940		2,193,324	231,394	17,167,848	935,334

TOTAL	$153,855,399	$3,157,975		$2,193,324	$231,394	$156,048,723	$3,389,369

	Less Than Twelve Months		Over Twelve Months			Total
		Gross			Gross		Gross
		Unrealized			Unrealized		Unrealized
December 31, 2008:	Fair Value	Loss	Fair Value		Loss	Fair Value	Loss

U.S. Government Agencies	$10,780,995	$74,020	$		$	$10,780,995	$74,020

States and political subdivisions	16,545,087	739,918		2,825,811	253,617	19,370,898	993,535

TOTAL	$27,326,082	$813,938		$2,825,811	$253,617	$30,151,893	$1,067,555

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
5. Past Due and Impaired Loans:
Loans past due ninety days or more and still accruing were $1,659,798 and $2,340,190 at June 30, 2009 and December 31, 2008, respectively.
Impaired loans include performing and non-performing loans for which full payment of principal or interest is not expected. At June 30, 2009 and December 31, 2008, performing loans which were classified as impaired loans totaled $18,019,907 and $11,864,285, respectively. At June 30, 2009 and December 31, 2008, non-performing loans which were classified as impaired loans included nonaccrual loans which amounted to $14,284,171, and $15,553,447, respectively.
The total average recorded investment in impaired loans amounted to $31,459,980 and $28,189,747 at June 30, 2009 and December 31, 2008, respectively. The Company had $5,717,938 and $7,345,022 of specific allowance related to impaired loans at June 30, 2009 and December 31, 2008, respectively. Interest income recognized on impaired loans was $249,649 and $833,055 during the six months ended June 30, 2009 and the year ended December 31, 2008, respectively. Interest income recognized on impaired loans if the Company had used the cash-basis method of accounting would have been $150,348 and $686,129 during the six months ended June 30, 2009 and the year ended December 31, 2008, respectively.
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
The balances of impaired loans, which are measured at fair value on a non-recurring basis, by level within the hierarchy as of June 30, 2009 and December 31, 2008 were as follows:

		Fair Value Measurement Using
	Total	Level 1	Level 2	Level 3
June 30, 2009	$26,586,140		$26,586,140
December 31, 2008	20,072,210		20,072,210
At June 30, 2009, impaired loans with a carrying amount of $32,304,078 were written down to their fair value of $26,586,140 through a $5,717,938 charge to the provision for loan losses in prior periods. At December 31, 2008, impaired loans with a carrying amount of $27,417,732 were written down to their fair value of $20,072,210 through a $7,345,022 charge to the provision for loan losses in prior periods.
When Management determines that it has sustained a loss on a loan, it may be necessary to foreclose on the related collateral. Other real estate acquired through foreclosure is carried at fair value, less estimated costs to sell. The fair value of the collateral is based on appraisals performed by third-party valuation specialists. Factors including the assumptions and techniques utilized by the appraiser are considered by Management. Accordingly, the Company’s other real estate is reported at its estimated fair value on a non-recurring basis.
The balances of other real estate, which are measured at fair value on a non-recurring basis, by level within the hierarchy as of June 30, 2009 and December 31, 2008 were as follows:

		Fair Value Measurement Using
	Total	Level 1	Level 2	Level 3
June 30, 2009	$2,451,468		$2,451,468
December 31, 2008	397,182		397,182

6. Allowance for Loan Losses:
Transactions in the allowance for loan losses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Balance, beginning of period	$11,372,866	$9,404,270	$11,113,575	$9,378,137

Recoveries	224,212	211,039	329,634	279,130

Loans charged off	(3,301,197)	(335,529)	(3,495,328)	(423,487)

Provision for allowance for loan losses	1,502,000	48,000	1,850,000	94,000

Balance, end of period	$9,797,881	$9,327,780	$9,797,881	$9,327,780

7. Other Comprehensive Income:
The income tax effect from the unrealized loss on available for sale securities on accumulated other comprehensive income was $1,473,617 at June 30, 2009.
8. Notes Payable:
On March 11, 2009, the Company opened a $2,500,000 line of credit with Mississippi National Banker’s Bank. The line, which is secured by the common stock of the Company’s bank subsidiary, bears interest at Wall Street Prime, with a floor of 4.00%. Quarterly interest payments are required under the line with all principal and accrued interest being due at maturity, which is March 11, 2010. There was no outstanding balance at June 30, 2009.
9. Federal Reserve Bank Discount Window Approval:
During the second quarter of 2009, the Company’s bank subsidiary received approval to participate in the Federal Reserve Bank Discount Window Primary Credit Program. The borrowing limit, which was $62,900,000 at June 30, 2009, is based on the amount of collateral pledged, with certain loans from the bank’s portfolio serving as collateral. Borrowings bear interest at 25 basis points over the current federal funds rate. Borrowings may have a maturity date between one and ninety days. There was no outstanding balance at June 30, 2009.
10. Shareholders’ Equity:
During the first quarter of 2009, the Company completed the repurchase and retirement of its common stock under a stock repurchase plan approved by its Board of Directors (“Board”) on September 24, 2008. A total of 132,589 shares were purchased and retired under this plan.
On February 25, 2009, the Board approved the repurchase of up to 3%, or approximately 150,000 shares, of its common stock. As of June 30, 2009, 19,245 shares had been repurchased and retired under this plan.
On June 24, 2009, the Board approved a semi-annual dividend of $ .20 per share with a record date of July 8, 2009 and distribution date of July 15, 2009.

11. Fair Value of Financial Instruments:
The carrying amounts and estimated fair value for financial assets and financial liabilities at June 30, 2009 and December 31, 2008, respectively were as follows:

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets:
Cash and due from banks	$39,282,683	$39,282,683	$34,015,590	$34,015,590
Federal funds sold			4,000	4,000
Available for sale securities	380,914,975	380,914,975	340,462,072	340,462,072
Held to maturity securities	3,200,564	3,291,335	3,394,212	3,438,108
Other investments	3,999,662	3,999,662	3,889,324	3,889,324
Federal Home Loan Bank stock	3,522,900	3,522,900	2,070,700	2,070,700
Loans, net	457,367,235	467,120,995	456,263,464	461,112,530
Cash surrender value	15,025,084	15,025,084	14,688,160	14,688,160
Financial Liabilities:
Deposits:
Non-interest bearing	94,332,584	94,332,584	109,033,184	109,033,184
Interest bearing	423,960,979	426,638,670	401,442,352	402,361,440

Total deposits	518,293,563	520,971,254	510,475,536	511,394,624
Federal funds purchased and securities sold under agreements to repurchase	236,970,971	236,970,971	226,609,231	226,609,231
Borrowings from Federal Home Loan Bank	72,857,135	72,657,000	36,937,686	37,547,000
12. New Accounting Pronouncements:
The Financial Accounting Standards Board (“FASB”) issued three FASB Staff Positions (“FSPs”) in April 2009 that are effective for interim and annual reporting periods ending on or after June 15, 2009. FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, requires fair value disclosures about financial instruments in interim financial statements as well as disclosures about estimation methods and disclosure of changes in method from prior periods. FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“OTTI FSP”) creates a new model for evaluating other-than-temporary impairments (“OTTI”) in debt securities. The OTTI FSP requires an entity to record an OTTI if it intends to sell a debt instrument or if it cannot assert it is more likely than not that it will not have to sell the security before recovery. If the entity does not intend to sell the security but does not expect to recover the amortized cost basis, the amount of the impairment that is a result of credit related losses will be reported in earnings and the remaining impairment related to illiquidity will be reflected in other comprehensive income. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, requires companies, as they are estimating fair values for assets and liabilities that are subject to fair value measurement, to consider various factors to determine whether there has been a significant decrease in the volume and level of activity compared to normal market activity and to consider whether an observed transaction was not orderly based on the weight of available evidence. These FSPs were adopted by the Company on April 1, 2009, and did not have a material impact on the Company’s consolidated financial statements.
In June 2009, FASB issued Financial Accounting Standards Board Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162,” (“SFAS 168”). SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Management does not anticipate it will have a significant impact on the Company’s financial statements.
In May 2009, FASB issued Financial Accounting Standards Board Statement No. 165, “Subsequent Events, “(“SFAS 165”). SFAS 165 establishes principles and requirements for subsequent events, setting forth the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The adoption of SFAS no. 165 did not have a significant impact on the Company’s financial statements.
13. Reclassifications:
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

OVERVIEW
Net income for the second quarter of 2009 was $200,707 compared with $2,177,998 for the second quarter of 2008. This decrease of $1,977,291 is the result of the increase in the provision for the allowance for losses on loans of $1,454,000 and an increase in FDIC and state banking assessments of $496,393 during the second quarter of 2009. In addition to recurring, quarterly FDIC assessments which are based on deposits, a special assessment of 5 basis points on the sum of total assets less Tier 1 capital was imposed by the FDIC as of June 30, 2009 in order to improve the balance in the Bank Insurance Fund. This special assessment amounted to $420,000 for the Company.
Net income for the first six months 2009 was $1,903,674 compared with $4,267,398 for the first six months of 2008. This decrease of $2,363,724 is the result of the increase in the provision for the allowance for losses on loans of $1,756,000 and an increase in FDIC assessments of $420,000 for the special assessment discussed previously.
Total assets increased to $946,324,090 at June 30, 2009 from $896,407,501 at December 31, 2008. This increase was primarily attributable to the net increase in available for sale securities of $40,452,903 during the first half of 2009, which was funded through increased deposits of $7,818,027 and increased borrowings from the Federal Home Loan Bank of $35,919,449.
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
Quarter Ended June 30, 2009 as Compared with Quarter Ended June 30, 2008
The Company’s average interest earning assets increased approximately $32,956,000, or 4%, from approximately $808,824,000 for the second quarter of 2008 to approximately $841,780,000 for the second quarter of 2009. The Company increased its investment in U.S. Agency and State, County and Municipal securities, which were classified as available for sale, during the second quarter of 2009.
As a result of the Committee’s actions, the average yield on earning assets decreased 129 basis points, from 5.45% for the second quarter of 2008 to 4.16% for the second quarter of 2009. The Company’s loan portfolio generally has a 40%/60% blend of fixed/floating rate term. This results in the Company being more asset sensitive to market interest rates and generally is the cause of the decrease in interest income.
Average interest bearing liabilities increased approximately $36,169,000, or 5%, from approximately $666,819,000 for the second quarter of 2008 to approximately $702,988,000 for the second quarter of 2009. Increased brokered deposits, federal funds purchased and borrowings from the Federal Home Loan Bank funded investment purchases during the second quarter of 2009. As a result of the Committee’s actions, the average rate paid on interest bearing liabilities decreased 114 basis points, from 2.29% for the second quarter of 2008 to 1.15% for the second quarter of 2009.
The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 3.20% at June 30, 2009, down 37 basis points from 3.57% at June 30, 2008.
Six Months Ended June 30, 2009 as Compared with Six Months Ended June 30, 2008
The Company’s average interest earning assets increased approximately $11,722,000, or 1%, from approximately $817,862,000 for the first half of 2008 to approximately $828,584,000 for the first half of 2009.
As a result of the Committee’s actions, the average yield on earning assets decreased 147 basis points, from 5.68% for the first half of 2008 to 4.21% for the first half of 2009. The Company’s loan portfolio generally has a 40%/60% blend of fixed/floating rate term. This results in the Company being more asset sensitive to market interest rates and generally is the cause of the decrease in interest income.
Average interest bearing liabilities increased approximately $14,456,000, or 2%, from approximately $675,158,000 for the first half of 2008 to approximately $689,614,000 for the first half of 2009. The average rate paid on interest bearing liabilities decreased 133 basis points, from 2.58% for the first half of 2008 to 1.25% for the first half of 2009.
The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 3.17% at June 30, 2009, down 39 basis points from 3.56% at June 30, 2008.
The tables on the following pages analyze the changes in tax-equivalent net interest income for the quarters ended June 30, 2009 and 2008 and the six months ended June 30, 2009 and 2008.

Analysis of Average Balances, Interest Earned/Paid and Yield
(In Thousands)

	Three Months Ended June 30, 2009			Three Months Ended June 30, 2008
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate

Loans (2)(3)	$473,432	$5,086	4.30%	$463,561	$6,676	5.76%

Federal Funds Sold	934	1	0.42%	5,067	25	1.97%

HTM:
Non taxable (1)	3,264	43	5.27%	3,653	57	6.24%

AFS:
Taxable	328,065	3,205	3.91%	306,118	3,912	5.11%

Non taxable (1)	33,692	414	4.92%	22,609	322	5.70%

Other	2,393	2	0.33%	7,816	38	1.94%

Total	$841,780	$8,751	4.16%	$808,824	$11,030	5.45%

Savings & interest-bearing DDA	$238,775	$541	0.91%	$260,870	$1,059	1.62%

CD’s	217,051	856	1.58%	190,627	1,559	3.27%

Federal funds purchased	230,600	517	0.90%	207,973	1,082	2.08%

FHLB advances	16,562	111	2.68%	7,349	118	6.42%

Total	$702,988	$2,025	1.15%	$666,819	$3,818	2.29%

Net tax-equivalent yield on earning assets			3.20%			3.57%

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2009 and 2008.

(2)	Loan fees of $135,074and $293,340 for 2009 and 2008, respectively, are included in these figures.

(3)	Includes nonaccrual loans.

Analysis of Average Balances, Interest Earned/Paid and Yield
(In Thousands)

	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate

Loans (2)(3)	$471,986	$10,204	4.32%	$456,822	$14,108	6.18%

Federal Funds Sold	1,136	1	0.18%	4,825	62	2.57%

HTM:
Non taxable (1)	3,329	89	5.35%	3,992	125	6.26%

AFS:
Taxable	317,464	6,338	3.99%	321,601	8,201	5.10%

Non taxable (1)	33,033	839	5.08%	22,636	647	5.72%

Other	2,636	7	0.53%	7,986	101	2.53%

Total	$829,584	$17,478	4.21%	$817,862	$23,244	5.68%

Savings & interest-bearing DDA	$241,524	$1,236	1.02%	$253,387	$2,060	1.63%

CD’s	196,453	1,717	1.75%	210,255	3,778	3.59%

Federal funds purchased	228,985	1,094	0.96%	203,600	2,620	2.57%

FHLB advances	22,652	272	2.40%	7,916	240	6.06%

Total	$689,614	$4,319	1.25%	$675,158	$8,698	2.58%

Net tax-equivalent yield on earning assets			3.17%			3.56%

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2009 and 2008.

(2)	Loan fees of $287,216and $409,311 for 2009 and 2008, respectively, are included in these figures.

(3)	Includes nonaccrual loans.

Provision for Loan Losses
In the normal course of business, the Company assumes risk in extending credit to its customers. This credit risk is managed through compliance with the loan policy, which is approved by the Board of Directors. The loan policy establishes guidelines relating to underwriting standards, including but not limited to financial analysis, collateral valuation, lending limits, pricing considerations and loan grading. A loan review process further assists with evaluating credit quality and assessing potential performance issues. Loan delinquencies and deposit overdrafts are closely monitored in order to identify developing problems as early as possible. In addition, the Company continuously monitors its relationships with its loan customers in concentrated industries such as gaming and hotel/motel, as well as the exposure for out of area loans, and their direct and indirect impact on its operations. A watch list of credits which pose a potential loss to the Company is prepared based on the loan grading system. This list forms the foundation of the Company’s allowance for loan loss computation.
Based on its ongoing analysis, the Company recorded charged-offs of $3,495,328 during the six months ended June 30, 2009 and recorded a provision of $1,850,000 for the first half of 2009, of which $1,502,000 was expensed in the second quarter.
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
Non-interest income
Total non-interest income decreased $464,339 for the second quarter of 2009 as compared with the second quarter of 2008. Contributing to this decrease is the reduction in trust department income and fees of $108,275 as a result of the decrease in market value, on which fees are based, of personal trust accounts. Total non-interest income also was impacted by the decrease in other income of $301,152 for the second quarter of 2009 as compared with the second quarter of 2008. A loss of $149,517 on the Company’s investment in preferred stock of an unaffiliated bank holding company was recognized as the FDIC closed that company’s bank subsidiary during the second quarter. Results for the second quarter of 2008 included a gain from the sale of bank premises of $142,607, while there were no such sales during 2009.
Total non-interest income decreased $379,710 for the first half of 2009 as compared with the first half of 2008. Contributing to this decrease is the reduction in trust department income and fees of $167,099 as a result of the decrease in market value, on which fees are based, of personal trust accounts. A loss of $149,517 on the Company’s investment in preferred stock of an unaffiliated bank holding company was recognized as the FDIC closed that company’s bank subsidiary during 2009. Other income during the first half of 2009 included a gain from an investment in a low income housing partnership. Other income during the first half of 2008 included gains from the sale of bank premises of $142,607.

Non-interest expense
Total non-interest expense increased $678,874 for the second quarter of 2009 as compared with the second quarter of 2008. Included in the second quarter of 2009 was increased occupancy expense of $173,909 relating to increased property and casualty insurance costs. Other expense for the second quarter of 2009 included the FDIC special assessment of $420,000.
Total non-interest expense increased $669,996 for the first half of 2009 as compared with the first half of 2008. Included in the 2009 results were increased occupancy expense of $185,945 relating to increased property and casualty insurance costs. Other expense for the first half of 2009 included the FDIC special assessment of $420,000 as well as an increase of $109,703 for regular quarterly state and federal assessments.
Income Taxes
Income taxes decreased $1,134,000 for the second quarter of 2009 as compared with the second quarter of 2008, and decreased $1,883,000 for the first half of 2009 as compared with the first half of 2008. Approximately $1,058,000 and $1,444,000 of these decreases were the result of the overall decrease in taxable earnings for the first quarter of 2009 as compared with the first quarter of 2009 and the first half of 2009 as compared with the first half of 2008, respectively. The remaining decrease was primarily attributable to an increase in non-taxable income as a component of total income, the overall over accrual of taxes during the first quarter and first half of 2008 and the effect of tax credits in 2009.
FINANCIAL CONDITION
The Company increased its investment in Federal Home Loan Bank (“FHLB”) stock to $3,522,900 as a prerequisite to increasing its borrowing limit from FHLB.

The composition of the loan portfolio was as follows:

	June 30, 2009	December 31, 2008

Real estate, construction	$97,647,671	$118,455,302
Real estate, mortgage	304,168,599	290,458,002
Loans to finance agricultural production	1,553,640	3,177,723
Commercial and industrial loans	51,112,078	43,311,552
Loans to individuals for household, family and other consumer expenditures	10,423,033	10,201,518
Obligations of states and political subdivisions	2,260,095	1,733,194
All other loans		39,748

Total	$467,165,116	$467,377,039

The decrease in interest rates earned on interest-earning assets has directly impacted accrued interest receivable, which decreased $450,450 during the first half of 2009.
Other real estate increased $2,054,286 at June 30, 2009, as compared with December 31, 2008. This increase is the result of the foreclosure on non-performing loans. Of the total increase, $1,794,983 related to one loan relationship.
Other assets increased $738,041 at June 30, 2009, as compared with December 31, 2008. This increase is primarily attributable to the increase in deferred taxes of $832,360, primarily from unrealized losses on available for sale investments.
Total deposits increased $7,818,027 at June 30, 2009, as compared with December 31, 2008. Typically, significant increases or decreases in total deposits and/or significant fluctuations among the different types of deposits from quarter to quarter are anticipated by Management as customers in the casino industry and county and municipal entities reallocate their resources periodically. During the first half of 2009, time deposits with a balance of $100,000 or more increased $50,751,747 as a result of the acquisition of $20,000,000 in brokered deposits and an increase in public fund time deposits of $24,126,226.
Borrowings from the Federal Home Loan Bank increased $35,919,449 at June 30, 2009, as compared with December 31, 2008, based on the liquidity needs of the Company’s bank subsidiary.
SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY
As a part of its on-going stock repurchase program, the Company repurchased and retired 127,571 shares of its common stock, at a total repurchase price of $2,366,559 during the first half of 2009. Management believes that the Company’s stock is undervalued, and plans to continue its repurchase activities in future quarters.

Strength, security and stability have been the hallmark of the Company since its founding in 1985 and of its bank subsidiary since its founding in 1896. A strong capital foundation is fundamental to the continuing prosperity of the Company and the security of its customers and shareholders. One measure of capital adequacy is the primary capital ratio which was 12.06% at June 30, 2009, which is well above the regulatory minimum of 6.00%. Management continues to emphasize the importance of maintaining the appropriate capital levels of the Company and has established the goal of maintaining its primary capital ratio at 8.00%, which is the minimum requirement for classification as being “well-capitalized” by the banking regulatory authorities.
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
Borrowings from the Federal Home Loan Bank, federal funds sold and federal funds purchased are also utilized by the Company to manage its daily liquidity position. During the second quarter of 2009, the Company was approved to participate in the Federal Reserve Bank Discount Window Primary Credit Program and may draw upon this resource for liquidity if needed.
Item 4: Controls and Procedures
As of June 30, 2009, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There were no changes in the Company’s internal control over financial reporting that occurred during the period ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
(b) Reports on Form 8-K
A Form 8-K was filed on April 14, 2009, June 24, 2009 and July 22, 2009.

SIGNATURES
Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL CORPORATION (Registrant)

Date:	August 7, 2009

By:	/s/ Chevis C. Swetman
Chevis C. Swetman Chairman, President and Chief Executive Officer
(principal executive officer)

Date:	August 7, 2009

By:	/s/ Lauri A. Wood

Lauri A. Wood Chief Financial Officer and Controller
(principal financial and accounting officer)