Form 10-Q
period 2009-09-30
PEOPLES FINANCIAL CORP /MS/
filed 2009-11-06
CIK 770460

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   September 30, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☐      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date. Peoples Financial Corporation has only one class of common stock authorized. At October 30, 2009, there were 15,000,000 shares of $1 par value common stock authorized, with 5,151,697 shares issued and outstanding.

Part 1 — Financial Information
Item 1: Financial Statements
Peoples Financial Corporation and Subsidiaries
Consolidated Statements of Condition

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$25,792,612	$34,015,590

Federal funds sold		4,000

Available for sale securities	336,308,381	340,462,072

Held to maturity securities, fair value of $3,348,512 at September 30, 2009; $3,438,108 at December 31, 2008	3,201,224	3,394,212

Other investments	3,999,662	3,889,324

Federal Home Loan Bank Stock, at cost	3,523,800	2,070,700

Loans	466,022,263	467,377,039

Less: Allowance for loan losses	8,106,588	11,113,575

Loans, net	457,915,675	456,263,464

Bank premises and equipment, net of accumulated depreciation	31,890,315	33,600,170

Accrued interest receivable	4,983,018	5,444,767

Cash surrender value of life insurance	15,154,066	14,688,160

Other real estate	2,745,468	397,182

Other assets	2,967,593	2,177,860

Total assets	$888,481,814	$896,407,501

Peoples Financial Corporation and Subsidiaries
Consolidated Statements of Condition (continued)

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)

Liabilities & Shareholders’ Equity
Liabilities:

Deposits:

Demand, non-interest bearing	$103,784,343	$109,033,184

Savings and demand, interest bearing	223,838,840	239,990,238

Time, $100,000 or more	160,687,218	104,540,112

Other time deposits	53,256,808	56,912,002

Total deposits	541,567,209	510,475,536

Federal funds purchased and securities sold under agreements to repurchase	188,483,055	226,609,231

Borrowings from Federal Home Loan Bank	36,872,633	36,937,686

Other liabilities	15,904,593	15,384,934

Total liabilities	782,827,490	789,407,387

Shareholders’ Equity:
Common stock, $1 par value, 15,000,000 shares authorized, 5,151,697 and 5,279,268 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	5,151,697	5,279,268

Surplus	65,780,254	65,780,254

Undivided profits	33,025,827	33,412,596

Accumulated other comprehensive income, net of tax	1,696,546	2,527,996

Total shareholders’ equity	105,654,324	107,000,114

Total liabilities & shareholders’ equity	$888,481,814	$896,407,501

See selected notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Interest income:

Interest and fees on loans	$5,028,179	$6,603,096	$15,232,634	$20,711,343

Interest and dividends on securities:

U.S. Treasury	243,566	748,056	1,019,885	2,338,282

U.S. Government agencies	2,704,828	2,568,752	7,474,592	8,283,083

Mortgage-backed securities	388,091	421,063	1,179,745	1,317,989

States and political subdivisions	291,065	273,419	903,488	782,665

Other investments	9,673	42,475	16,567	143,455

Interest on federal funds sold	5,194	49,549	6,631	111,620

Total interest income	8,670,596	10,706,410	25,833,542	33,688,437

Interest expense:

Deposits	1,072,368	2,273,965	4,026,055	8,111,706

Long-term borrowings	141,723	103,726	413,500	343,491

Federal funds purchased and securities sold under agreements to repurchase	437,897	1,111,474	1,531,569	3,731,166

Total interest expense	1,651,988	3,489,165	5,971,124	12,186,363

Net interest income	7,018,608	7,217,245	19,862,418	21,502,074

Provision for allowance for losses on loans	1,875,000	2,001,000	3,725,000	2,095,000

Net interest income after provision for allowance for losses on loans	$5,143,608	$5,216,245	$16,137,418	$19,407,074

Peoples Financial Corporation and Subsidiaries
Consolidated Statements of Income (continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Non-interest income:

Trust department income and fees	$355,982	$407,643	$1,017,998	$1,236,758

Service charges on deposit accounts	1,692,387	1,717,985	5,057,784	5,139,820

Gain on sales, liquidation, or calls of securities	265,247	249,000	402,046	364,277

Other income	281,810	436,610	906,395	1,238,890

Total non-interest income	2,595,426	2,811,238	7,384,223	7,979,745

Non-interest expense:

Salaries and employee benefits	3,557,067	3,564,471	10,631,766	10,641,717

Net occupancy	564,631	538,799	1,757,734	1,545,957

Rentals, depreciation and maintenance	939,523	950,180	2,844,079	2,744,481

Other expense	1,608,703	4,572,677	5,075,278	7,722,910

Total non-interest expense	6,669,924	9,626,127	20,308,857	22,655,065

Income before income taxes	1,069,110	(1,598,644)	3,212,784	4,731,754

Income taxes	95,000	(545,000)	335,000	1,518,000

Net Income	$974,110	$(1,053,644)	$2,877,784	$3,213,754

Basic and diluted earnings per share	$.19	$(.20)	$.56	$.60

See selected notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries
Consolidated Statement of Shareholders’ Equity

					Accumulated
	Number of				Other
	Common	Common		Undivided	Comprehensive	Comprehensive
	Shares	Stock	Surplus	Profits	Income	Income	Total

Balance, January 1, 2009	5,279,268	$5,279,268	$65,780,254	$33,412,596	$2,527,996		$107,000,114

Comprehensive Income:

Net income				2,877,784		$2,877,784	2,877,784

Net unrealized loss on available for sale securities, net of tax					(1,096,800)	(1,096,800)	(1,096,800)

Reclassification adjustment for available for sale securities called or sold in current year, net of tax					265,350	265,350	265,350

Total comprehensive income						$2,046,334

Effect of stock retirement on accrued dividends				4,774			4,774

Dividend declared, ($ .20 per share)				(1,030,339)			(1,030,339)

Retirement of stock	(127,571)	(127,571)		(2,238,988)			(2,366,559)

Balance, September 30, 2009	5,151,697	$5,151,697	$65,780,254	$33,025,827	$1,696,546		$105,654,324

Note: Balances as of January 1, 2009 were audited.
See selected notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2009	2008

Cash flows from operating activities:

Net income	$2,877,784	$3,213,754
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	1,798,500	1,777,500
Provision for allowance for loan losses	3,725,000	2,095,000
Loss on impairment of equity securities	149,517	2,964,000
Gain on other investments	(110,338)
Gain on sale of bank premises		(142,607)
Gain on sale of other real estate	3,000
Gain on sales and calls of securities	(402,046)	(364,277)
Change in accrued interest receivable	461,749	2,280,314
Change in other assets	(801,830)	725,810
Change in other liabilities	2,540,113	(1,009,809)

Net cash provided by operating activities	10,241,449	11,539,685

Cash flows from investing activities:
Proceeds from maturities, sales, liquidation and calls of available for sale securities	218,568,260	200,027,056
Investment in available for sale securities	(215,425,390)	(110,080,676)
Proceeds from maturities of held to maturity securities	195,000	1,240,000
Investment in held to maturity securities	(2,012)	(3,514)
Purchases of other investments		(3,160,000)
(Purchase) redemption of Federal Home Loan Bank Stock	(1,453,100)	200
Proceeds from sales of other real estate	326,076	19,500
Loans, net change	(8,054,574)	(12,424,936)
Proceeds from sale of bank premises		266,812
Acquisition of premises and equipment	(88,645)	(1,727,877)
Other assets	(453,808)	(990,201)

Net cash provided by (used in) investing activities	$(6,388,193)	$73,166,364

Peoples Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Nine Months Ended September 30,
	2009	2008

Cash flows from financing activities:

Demand and savings deposits, net change	$(21,400,239)	$36,197,357
Time deposits, net change	52,491,912	(67,790,579)
Cash dividends	(2,614,119)	(3,003,342)
Retirement of common stock	(2,366,559)	(2,311,173)
Borrowings from Federal Home Loan Bank	219,906,300	16,500,000
Repayments to Federal Home Loan Bank	(219,971,353)	(16,622,103)
Federal funds purchased and securities sold under agreements to repurchase, net change	(38,126,176)	(18,916,423)

Net cash used in financing activities	(12,080,234)	(55,946,263)

Net increase (decrease) in cash and cash equivalents	(8,226,978)	28,759,786

Cash and cash equivalents, beginning of period	34,019,590	34,935,370

Cash and cash equivalents, end of period	$25,792,612	$63,695,156

See selected notes to consolidated financial statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2009 and 2008
1. Basis of Presentation:
The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the financial position of Peoples Financial Corporation and its subsidiaries (the “Company”) as of September 30, 2009 and the results of their operations and their cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2008 Annual Report and Form 10-K.
The results of operations for the nine months ended September 30, 2009, are not necessarily indicative of the results to be expected for the full year.
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
Subsequent events — The Company has performed an evaluation of subsequent events through November 6, 2009, which is the date the financial statements were issued.
2. Earnings Per Share:
Per share data is based on the weighted average shares of common stock outstanding of 5,176,744 and 5,359,690 for the nine months ended September 30, 2009 and 2008, respectively, and 5,151,697 and 5,322,595 for the quarters ended September 30, 2009 and 2008, respectively.
3. Statements of Cash Flows:
The Company has defined cash and cash equivalents to include cash and due from banks and federal funds sold. The Company paid $6,094,012 and $13,051,262 for the nine months ended September 30, 2009 and 2008, respectively, for interest on deposits and borrowings. Income tax payments of $520,000 and $1,725,000 were made during the nine months ended September 30, 2009 and 2008, respectively. Loans in the amount of $2,677,363 and $371,626 were transferred to other real estate during the nine months ended September 30, 2009 and 2008, respectively.

4. Investments:
The amortized cost and estimated fair value of securities at September 30, 2009 and December 31, 2008, respectively, were as follows:

		Gross	Gross
		unrealized	unrealized		Estimated
September 30, 2009	Amortized cost	gains	losses		fair value
Available for sale securities:

Debt securities:

U.S. Treasury	$23,984,082	$886,218	$		$24,870,300

U.S. Government agencies	245,396,069	1,958,436		(1,113,840)	246,240,665

Mortgage-backed securities	26,869,670	1,180,543			28,050,213

States and political subdivisions	35,327,093	1,375,902		(205,775)	36,497,220

Total debt securities	331,576,914	5,401,099		(1,319,615)	335,658,398

Equity securities	649,983				649,983

Total available for sale securities	$332,226,897	$5,401,099		$(1,319,615)	$336,308,381

Held to maturity securities:

States and political subdivisions	$3,201,224	$147,288	$		$3,348,512

Total held to maturity securities	$3,201,224	$147,288	$		$3,348,512

		Gross	Gross
		unrealized	unrealized	Estimated
December 31, 2008	Amortized cost	gains	losses	fair value
Available for sale securities:

Debt securities:

U.S. Treasury	$64,963,243	$1,746,597	$	$66,709,840

U.S. Government agencies	208,917,636	3,552,215	(74,020)	212,395,831

Mortgage-backed securities	28,992,858	788,218		29,781,076

States and political subdivisions	31,594,000	316,874	(985,049)	30,925,825

Total debt securities	334,467,737	6,403,904	(1,059,069)	339,812,572

Equity securities	649,500			649,500

Total available for sale securities	$335,117,237	$6,403,904	$(1,059,069)	$340,462,072

Held to maturity securities:

States and political subdivisions	$3,394,212	$52,382	$(8,486)	$3,438,108

Total held to maturity securities	$3,394,212	$52,382	$(8,486)	$3,438,108

The balances of available for sale securities, which are the only assets measured at fair value on a recurring basis, by level within the hierarchy as of September 30, 2009 and December 31, 2008 were as follows:

		Fair Value Measurement Using
	Total	Level 1	Level 2	Level 3
September 30, 2009	$336,308,381		$336,308,381
December 31, 2008	340,462,072		340,462,072
At September 30, 2009, available for sale securities with an amortized cost of $332,226,897 were reported at a fair value, net of unrealized gains and losses, of $336,308,381. The net change in unrealized gains and losses of $1,362,150 was included in comprehensive income during the first nine months of 2009. At December 31, 2008, available for sale securities with an amortized cost of $335,117,237 were reported at a fair value, net of unrealized gains and losses, of $340,462,072. The net change in unrealized gains and losses of $2,439,567 was included in comprehensive income during the year ended December 31, 2008.

The amortized cost and estimated fair value of debt securities at September 30, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Estimated
	Amortized cost	fair value
Available for sale securities:
Due in one year or less	$20,538,102	$20,934,035
Due after one year through five years	88,857,795	90,896,980
Due after five years through ten years	69,951,725	70,484,280
Due after ten years	125,359,622	125,292,890
Mortgage-backed securities	26,869,670	28,050,213

Totals	$331,576,914	$335,658,398

Held to maturity securities:
Due in one year or less	$304,966	$308,938
Due after one year through five years	1,779,362	1,879,774
Due after five years through ten years	1,116,896	1,159,800

Totals	$3,201,224	$3,348,512

Securities with gross unrealized losses at September 30, 2009 and December 31, 2008, respectively, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	Less Than Twelve Months		Over Twelve Months			Total
		Gross			Gross		Gross
		Unrealized			Unrealized		Unrealized
September 30, 2009	Fair Value	Loss	Fair Value		Loss	Fair Value	Loss
U.S. Government
Agencies	$82,893,991	$1,113,840	$		$	$82,893,991	$1,113,840

States and political subdivisions	6,112,320	101,484		2,533,876	104,291	8,646,196	205,775

TOTAL	$89,006,311	$1,215,324		$2,533,876	$104,291	$91,540,187	$1,319,615

	Less Than Twelve Months		Over Twelve Months			Total
		Gross			Gross		Gross
		Unrealized			Unrealized		Unrealized
December 31, 2008:	Fair Value	Loss	Fair Value		Loss	Fair Value	Loss
U.S. Government
Agencies	$10,780,995	$74,020	$		$	$10,780,995	$74,020

States and political subdivisions	16,545,087	739,918		2,825,811	253,617	19,370,898	993,535

TOTAL	$27,326,082	$813,938		$2,825,811	$253,617	$30,151,893	$1,067,555

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
5. Past Due and Impaired Loans:
Loans past due ninety days or more and still accruing interest were $1,304,734 and $2,340,190 at September 30, 2009 and December 31, 2008, respectively.
Impaired loans include performing and non-performing loans for which full payment of principal or interest is not expected. At September 30, 2009 and December 31, 2008, performing loans which were classified as impaired loans totaled $11,125,507 and $11,864,285, respectively. At September 30, 2009 and December 31, 2008, non-performing loans which were classified as impaired loans included nonaccrual loans which amounted to $25,256,847 and $15,553,447, respectively.
The total average recorded investment in impaired loans amounted to approximately $29,730,349 and $28,189,747 at September 30, 2009 and December 31, 2008, respectively. The Company had $5,328,547 and $7,345,022 of specific allowance related to impaired loans at September 30, 2009 and December 31, 2008, respectively. Interest income recognized on impaired loans was $394,160 and $833,055 during the nine months ended September 30, 2009 and the year ended December 31, 2008 , respectively. Interest income recognized on impaired loans if the Company had used the cash-basis method of accounting would have been $384,791 and $686,129 during the nine months ended September 30, 2009 and the year ended December 31, 2008, respectively.
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
The balances of impaired loans, which are measured at fair value on a non-recurring basis, by level within the hierarchy as of September 30, 2009 and December 31, 2008 were as follows:

		Fair Value Measurement Using
	Total	Level 1	Level 2	Level 3
September 30, 2009	$31,053,807		$31,053,807
December 31, 2008	20,072,210		20,072,210
At September 30, 2009, impaired loans with a carrying amount of $36,382,354 were written down to their fair value of $31,053,807 through a $5,328,547 charge to the provision for loan losses in prior periods. At December 31, 2008, impaired loans with a carrying amount of $27,417,732 were written down to their fair value of $20,072,210 through a $7,345,022 charge to the provision for loan losses in prior periods.
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
The balances of other real estate, which are measured at fair value on a non-recurring basis, by level within the hierarchy as of September 30, 2009 and December 31, 2008 were as follows:

		Fair Value Measurement Using
	Total	Level 1	Level 2	Level 3
September 30, 2009	$2,745,468		$2,745,468
December 31, 2008	397,182		397,182

6. Allowance for Loan Losses:
Transactions in the allowance for loan losses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Balance, beginning of period	$9,797,881	$9,327,780	$11,113,575	$9,378,137

Recoveries	5,140	52,754	334,774	331,884

Loans charged off	(3,571,433)	(398,954)	(7,066,761)	(822,441)

Provision for allowance for loan losses	1,875,000	2,001,000	3,725,000	2,095,000

Balance, end of period	$8,106,588	$10,982,580	$8,106,588	$10,982,580

7. Other Comprehensive Income:
The income tax effect from the unrealized loss on available for sale securities on accumulated other comprehensive income was $428,323 at September 30, 2009.
8. Notes Payable:
On March 11, 2009, the Company opened a $2,500,000 line of credit with Mississippi National Banker’s Bank. The line, which is secured by the common stock of the Company’s bank subsidiary, bears interest at Wall Street Prime, with a floor of 4.00%. Quarterly interest payments are required under the line with all principal and accrued interest being due at maturity, which is March 11, 2010. There was no outstanding balance at September 30, 2009.
9. Federal Reserve Bank Discount Window Approval:
During the second quarter of 2009, the Company’s bank subsidiary received approval to participate in the Federal Reserve Bank Discount Window Primary Credit Program. The borrowing limit, which was $62,900,000 at September 30, 2009, is based on the amount of collateral pledged, with certain loans from the bank’s portfolio serving as collateral. Borrowings bear interest at 25 basis points over the current federal funds rate. Borrowings may have a maturity date between one and ninety days. There was no outstanding balance at September 30, 2009.
10. Shareholders’ Equity:
During the first quarter of 2009, the Company completed the repurchase and retirement of its common stock under a stock repurchase plan approved by its Board of Directors (“Board”) on September 24, 2008. A total of 132,589 shares were purchased and retired under this plan.
On February 25, 2009, the Board approved the repurchase of up to 3%, or approximately 150,000 shares, of its common stock. As of September 30, 2009, 19,245 shares had been repurchased and retired under this plan.

On June 24, 2009, the Board approved a semi-annual dividend of $ .20 per share with a record date of July 8, 2009 and distribution date of July 15, 2009.
11. Fair Value of Financial Instruments:
The carrying amounts and estimated fair value for financial assets and financial liabilities at September 30, 2009 and December 31, 2008, respectively, were as follows:

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and due from banks	$25,792,612	$25,792,612	$34,015,590	$34,015,590
Federal funds sold			4,000	4,000
Available for sale securities	336,308,381	336,308,381	340,462,072	340,462,072
Held to maturity securities	3,201,224	3,348,512	3,394,212	3,438,108
Other investments	3,999,662	3,999,662	3,889,324	3,889,324
Federal Home Loan Bank stock	3,523,800	3,523,800	2,070,700	2,070,700
Loans, net	457,915,675	463,544,454	456,263,464	461,112,530
Cash surrender value	15,154,066	15,154,066	14,688,160	14,688,160
Financial Liabilities:
Deposits:
Non-interest bearing	103,784,343	103,784,343	109,033,184	109,033,184
Interest bearing	437,782,866	438,448,036	401,442,352	402,361,440

Total deposits	541,567,209	542,232,379	510,475,536	511,394,624
Federal funds purchased and securities sold under agreements to repurchase	188,483,055	188,483,055	226,609,231	226,609,231
Borrowings from Federal Home Loan Bank	36,872,633	37,529,000	36,937,686	37,547,000
12. New Accounting Pronouncements:
In June 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting standard which established the Accounting Standards Codification (“Codification” or “ASC”) to become the single source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities, with the exception of guidance issued by the SEC and its staff. All guidance contained in the Codification carries an equal level of authority. The Codification is not intended to change GAAP, but rather is expected to simplify accounting research by reorganizing current GAAP into approximately 90 accounting topics. The switch to the ASC affects the away companies refer to GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. The Company adopted this accounting standard in preparing the Consolidated Financial Statements for the period ended September 30, 2009. The adoption of this accounting standard, which was subsequently codified into ASC Topic 105, “Generally Accepted Accounting Principles,” had no impact on the Company’s financial statements.
New authoritative accounting guidance under ASC Topic 815, “Derivatives and Hedging,” amends prior guidance to amend and enhance the disclosure requirements for derivatives and hedging to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under ASC Topic 815, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, ASC Topic 815 requires qualitative disclosures about objectives and strategies for using derivative instruments, quantitative disclosures about fair values of derivative instruments and their gains and losses and disclosures about credit-risk-related contingent features of the derivative instruments and their potential impact on an entity’s liquidity. ASC Topic 815 was effective on January 1, 2009, and did not have a significant impact on the Company’s financial statements.
New authoritative accounting guidance under ASC Topic 855, “Subsequent Events,” establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC Topic 855 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. ASC Topic 855 became effective for the Company’s financial statements for periods ending after June 15, 2009, and did not have a significant impact on the Company’s financial statements.
New authoritative accounting guidance under ASC Topic 820, “Fair Value Measurements and Disclosures,” affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. ASC Topic 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The new accounting guidance amended prior guidance to expand certain disclosure requirements. The Company adopted the new authoritative accounting guidance under ASC Topic 820 during the first quarter of 2009. Adoption of the new guidance did not have a significant impact on the Company’s financial statements.
Further new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The foregoing new authoritative accounting guidance under ASC Topic 820 will be effective for the Company’s financial statements beginning October 1, 2009, and is not expected to have a significant impact on the Company’s financial statements.
New authoritative accounting guidance under ASC Topic 825, “Financial Instruments,” requires an entity to provide disclosures about the fair value of financial instruments in interim financial information and amends prior guidance to require those disclosures in summarized financial information at interim reporting periods. The Company adopted this accounting standard in preparing its financial statements for the period ended June 30, 2009. As ASC Topic 825 amended only the disclosure requirements about the fair value of financial instruments in interim periods, the adoption had no impact on the Company’s financial statements.
New authoritative accounting guidance under ASC Topic 320, “Investments — Debt and Equity Securities,” amended other-than-temporary impairment (“OTTI”) guidance in GAAP for debt securities by requiring a write-down when fair value is below amortized cost in circumstances where: (1) an entity has the intent to sell a security; (2) it is more likely than not that an entity will be required to sell the security before recovery of its amortized cost basis; or (3) an entity does not expect to recover the entire amortized cost basis of the security. If an entity intends to sell a security or if it is more likely than not that the entity will be required to sell the security before recovery, an OTTI write-down is recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value. If an entity does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the OTTI write-down is separated into an amount representing credit loss, which is recognized in earnings, and an amount related to all other factors, which is recognized in other comprehensive income. This accounting standard does not amend existing recognition and measurement guidance related to OTTI write-downs of equity securities. This accounting standard also extends disclosure requirements related to debt and equity securities to interim reporting periods. ASC Topic 320 became effective for the Company’s financial statements for periods ending after June 15, 2009, and did not have a significant impact on the Company’s financial statements.
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

OVERVIEW
Net income for the third quarter of 2009 was $974,110 compared with a net loss of $1,053,644 for the third quarter of 2008, an increase in earnings of $2,027,754. Earnings in the third quarter of 2009 included an increase in FDIC assessments of $200,264 over 2008’s results. In the third quarter of 2008, the Company recorded a charge to earnings for the impairment of its investment in Federal Home Loan Mortgage Corporation (“FHLMC”) preferred stock of $2,964,000.
Net income for the first nine months 2009 was $2,877,784 compared with $3,213,754 for the first nine months of 2008. Earnings for the nine months ended September 30, 2009 and 2008 were impacted by the provision for loan losses, the impairment loss of $2,964,000 recognized in the third quarter of 2008 and increased FDIC insurance assessments in 2009. The provision for the allowance for losses on loans was $3,725,000 in 2009 as compared with $2,095,000 in 2008. FDIC assessments for the nine months ended September 30, 2009 were $729,968 more than in the nine months ended September 30, 2008.
Monitoring asset quality and addressing potential losses in our loan portfolio continues to be emphasized during these tough economic times. The Company charged-off $7,066,761 in loans during the first nine months of 2009 as compared with only $822,441 for the same period in 2008. Approximately 64% of the charge-offs in 2009 related to three credit relationships in the residential development industry. Nonaccrual loans increased to $25,256,847 at September 30, 2009 as compared with $15,553,447 at December 31, 2008. This large increase is primarily attributable to the placement of one loan in the amount of $11,000,000 on nonaccrual at September 30, 2009. This credit is a performing loan, but was classified as nonaccrual by the banking regulators in their annual shared national credit review in the third quarter of 2009.
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

Quarter Ended September 30, 2009 as Compared with Quarter Ended September 30, 2008
The Company’s average interest earning assets increased approximately $18,752,000, or 2%, from approximately $804,323,000 for the third quarter of 2008 to approximately $823,075,000 for the third quarter of 2009.
The average yield on earning assets decreased 110 basis points, from 5.39% for the third quarter of 2008 to 4.29% for the third quarter of 2009. The Company’s loan portfolio generally has a 40%/60% blend of fixed/floating rate term. This results in the Company being more asset sensitive to market interest rates and generally is the cause of the decrease in interest income. The Company also lost interest income of approximately $43,000 due to loans being on nonaccrual during the quarter.
Average interest bearing liabilities increased approximately $31,110,000, or 5%, from approximately $662,140,000 for the third quarter of 2008 to approximately $693,250,000 for the third quarter of 2009. The average rate paid on interest bearing liabilities decreased 116 basis points, from 2.11% for the third quarter of 2008 to .95% for the third quarter of 2009.
The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 3.48% at September 30, 2009, down 18 basis points from 3.66% at September 30, 2008.
Nine Months Ended September 30, 2009 as Compared with Nine Months Ended September 30, 2008
The Company’s average interest earning assets increased approximately $14,519,000, or 2%, from approximately $812,956,000 for the first nine months of 2008 to approximately $827,475,000 for the first nine months of 2009.
Also as a result of the Committee’s actions, the average yield on earning assets decreased 135 basis points, from 5.59% for the first nine months of 2008 to 4.24% for the first nine months of 2009. The Company’s loan portfolio generally has a 40%/60% blend of fixed/floating rate term. This results in the Company being more asset sensitive to market interest rates and generally is the cause of the decrease in interest income. The Company also lost interest income of approximately $334,000 due to loans being on nonaccrual during the first nine months of 2009.
Average interest bearing liabilities increased approximately $19,976,000, or 3%, from approximately $670,219,000 for the first nine months of 2008 to approximately $690,195,000 for the first nine months of 2009. The average rate paid on interest bearing liabilities decreased 127 basis points, from 2.42% for the first nine months of 2008 to 1.15% for the first nine months of 2009.
The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 3.28% at September 30, 2009, down 31 basis points from 3.59% at September 30, 2008.
The tables on the following pages analyze the changes in tax-equivalent net interest income for the quarters ended September 30, 2009 and 2008 and the nine months ended September 30, 2009 and 2008.

Analysis of Average Balances, Interest Earned/Paid and Yield
(In Thousands)

	Three Months Ended September 30, 2009			Three Months Ended September 30, 2008
	Average	Interest		Average	Interest
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate

Loans (2)(3)	$466,954	$5,028	4.30%	$472,088	$6,603	5.59%

Federal Funds Sold	7,631	5	0.26%	11,397	50	1.75%

HTM:
Non taxable (1)	3,201	39	4.87%	3,393	52	6.13%

AFS:
Taxable	306,267	3,336	4.36%	285,869	3,738	5.23%

Non taxable (1)	34,848	402	4.61%	24,214	362	5.98%

Other	4,174	10	0.96%	7,362	42	2.82%

Total	$823,075	$8,820	4.29%	$804,323	$10,847	5.39%

Savings & interest- bearing DDA	$225,233	$303	0.54%	$254,513	$972	1.53%

CD’s	203,479	769	1.51%	184,393	1,303	2.83%

Federal funds purchased	209,578	437	0.83%	215,548	1,111	2.06%

FHLB advances	54,960	142	1.03%	7,686	103	5.36%

Total	$693,250	$1,651	0.95%	$662,140	$3,489	2.11%

Net tax-equivalent yield on earning assets			3.48%			3.66%

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2009 and 2008.

(2)	Loan fees of $107,898 and $183,079 for 2009 and 2008, respectively, are included in these figures.

(3)	Includes nonaccrual loans.

Analysis of Average Balances, Interest Earned/Paid and Yield
(In Thousands)

	Nine Months Ended September 30, 2009			Nine Months Ended September 30, 2008
	Average	Interest		Average	Interest
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate

Loans (2)(3)	$470,290	$15,233	4.32%	$461,948	$20,711	5.98%

Federal Funds Sold	3,409	7	0.27%	7,024	112	2.12%

HTM:
Non taxable (1)	3,286	129	5.23%	3,791	178	6.26%

AFS:
Taxable	313,690	9,674	4.11%	309,603	11,939	5.14%

Non taxable (1)	33,645	1,239	4.91%	23,166	1,008	5.80%

Other	3,155	17	0.72%	7,424	143	2.57%

Total	$827,475	$26,299	4.24%	$812,956	$34,091	5.59%

Savings & interest- bearing DDA	$235,388	$1,540	0.87%	$253,197	$3,032	1.60%

CD’s	198,821	2,486	1.67%	201,571	5,080	3.36%

Federal funds purchased	222,447	1,532	0.92%	207,612	3,731	2.40%

FHLB advances	33,539	413	1.64%	7,839	343	5.83%

Total	$690,195	$5,971	1.15%	$670,219	$12,186	2.42%

Net tax-equivalent yield on earning assets			3.28%			3.59%

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2009 and 2008.

(2)	Loan fees of $395,114 and $592,391 for 2009 and 2008, respectively, are included in these figures.

(3)	Includes nonaccrual loans.

Provision for Loan Losses
In the normal course of business, the Company assumes risk in extending credit to its customers. This credit risk is managed through compliance with the loan policy, which is approved by the Board of Directors. The policy establishes guidelines relating to underwriting standards, including but not limited to financial analysis, collateral valuation, lending limits, pricing considerations and loan grading. A loan review process further assists with evaluating credit quality and assessing potential performance issues. Loan delinquencies and deposit overdrafts are closely monitored in order to identify developing problems as early as possible. In addition, the Company continuously monitors its relationships with its loan customers in concentrated industries such as gaming and hotel/motel, as well as the exposure for out of area, construction and land development, and commercial real estate loans, and their direct and indirect impact on its operations. A watch list of credits which pose a potential loss to the Company is prepared based on the loan grading system. This list forms the foundation of the Company’s allowance for loan loss computation.
With the recent economic downturn and its impact in the housing market during the last year, the Company has closely evaluated its residential development loan portfolio. Potential losses on these loans have been estimated based on the best available information. The Company has charged-off $7,067,238 during the first three quarters of 2009, $4,548,423 of which related to residential developments. Based on its on-going analysis, the Company recorded a provision for loan losses of $1,875,000 during the third quarter of 2009 and $3,725,000 for the nine months ended September 30, 2009 in order to adequately provide for further potential losses. Of the allowance for loan losses of $8,106,588 at September 30, 2009, approximately 43%, or $3,501,647, related to three credit relationships.
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
Non-interest income
Total non-interest income decreased $215,812 for the third quarter of 2009 as compared with the third quarter of 2008. Contributing to this decrease is the reduction in trust department income and fees of $51,661 as a result of the decrease in market value, on which fees are based, of personal trust accounts. Total non-interest income also was impacted by the decrease in other income of $154,800 for the third quarter of 2009 as compared with the third quarter of 2008 due largely to the gain from the sale of the bank subsidiary’s merchant card portfolio in 2008.
Total non-interest income decreased $595,522 for the first nine months of 2009 as compared with the first nine months of 2008. Contributing to this decrease is the reduction in trust department income and fees of $218,760 as a result of the decrease in market value, on which fees are based, of personal trust accounts. A loss of $149,517 on the Company’s investment in preferred stock of an unaffiliated bank holding company was recognized as the FDIC closed that company’s bank subsidiary during

2009. Other income during the first nine months of 2008 included gains from the sale of bank premises of $142,607.
Non-interest expense
Total non-interest expense decreased $2,956,203 for the third quarter of 2009 as compared with the third quarter of 2008. During the third quarter of 2008, the Company recorded a charge to earnings for the impairment of its investment in FHLMC preferred stock of $2,964,000, which is included in Other Expense.
Total non-interest expense decreased $2,346,208 for the first nine months of 2009 as compared with the first nine months of 2008 as occupancy expense and other expense increased.
Occupancy expenses increased $211,777 for the first nine months of 2009 compared with the first nine months of 2008. Contributing to this increase was an increase in insurance costs of $107,550 and telephone expense of $71,613.
Included in the decrease of $2,647,632 in other expense for the first nine months of 2009 as compared with the first nine months of 2008 are the impairment charge on the FHLMC preferred stock of $2,964,000 in 2008.
Income Taxes
Income taxes increased $640,000 for the third quarter of 2009 as compared with the third quarter of 2008, and decreased $1,183,000 for the first nine months of 2009 as compared with the first nine months of 2008. These fluctuations were the result of the overall increase in taxable earnings for the third quarter of 2009 as compared with the third quarter of 2008 and the overall decrease in taxable earnings for first nine months of 2009 as compared with the first nine months of 2008, respectively. Other factors in these fluctuations were the increase in non-taxable income as a component of total income and the effect of tax credits in 2009.
FINANCIAL CONDITION
The Company increased its investment in Federal Home Loan Bank (“FHLB”) stock to $3,523,800 as a prerequisite to increasing its borrowing with the FHLB.

The composition of the loan portfolio was as follows:

	September 30, 2009	December 31, 2008

Real estate, construction	$99,936,020	$118,455,302
Real estate, mortgage	300,622,822	290,458,002
Loans to finance agricultural production	2,028,883	3,177,723
Commercial and industrial loans	50,036,294	43,311,552
Loans to individuals for household, family and other consumer expenditures	9,979,166	10,201,518
Obligations of states and political subdivisions	3,419,078	1,733,194
All other loans		39,748

Total	$466,022,263	$467,377,039

Accrued interest receivable decreased $461,749 during the first nine months of 2009 as a result of the decrease in the yield on interest-earning assets.
Other real estate increased $2,348,286 at September 30, 2009 as compared with December 31, 2008 as a result of the foreclosure on non-performing loans. Of the total increase, $1,794,983 related to one credit relationship.
Other assets increased $789,733 at September 30, 2009 as compared with December 31, 2008. Income taxes receivable increased by $661,571 at September 30 as a result of tax credits.
Total deposits increased $31,091,673 at September 30, 2009, as compared with December 31, 2008. Fluctuations among the different types of deposits represent recurring activity for the Company. During the first nine months of 2009, time deposits of $100,000 or more have increased by $56,147,106 as a result of the acquisition of $55,342,000 in brokered deposits. In October 2009, $20,000,000 of these brokered deposits matured.
Federal funds purchased and securities sold under agreements to repurchase primarily include the bank subsidiary’s funds management account, which is a non-deposit product. Balances in the funds management accounts decreased $30,025,640 at September 30, 2009, as compared with December 31, 2008, as the result of the periodic reallocation of funds by certain customers between deposit products and non-deposit products.
SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY
As a part of its on-going stock repurchase program, the Company repurchased and retired 127,571 shares of its common stock, at a total repurchase price of $2,366,559 during the first nine months of 2009.
Strength, security and stability have been the hallmark of the Company since its founding in 1985 and of its bank subsidiary since its founding in 1896. A strong capital foundation is fundamental to the continuing prosperity of the Company and the security of its customers and shareholders. One measure of capital adequacy is the primary capital ratio which was 12.61% at September 30, 2009, which is well above the regulatory minimum of 6.00%. Management continues to emphasize the importance of maintaining the appropriate capital levels of the Company and has established the goal of maintaining its primary capital ratio at 8.00%, which is the minimum requirement for classification as being “well-capitalized” by the banking regulatory authorities.
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
Borrowings from the Federal Home Loan Bank, federal funds sold and federal funds purchased are utilized by the Company to manage its daily liquidity position. During the second quarter of 2009, the Company was approved to participate in the Federal Reserve Bank Discount Window Primary Credit Program and may draw upon this resource for liquidity as needed. During the third quarter of 2009, the Company successfully tested this liquidity source.
REGULATORY MATTERS
During the quarter ended September 30, 2009, Management identified opportunities for improving risk management, addressing asset quality concerns, managing concentrations of credit risk and ensuring sufficient liquidity at the Bank as the result of its own investigation as well as examinations performed by certain bank regulatory agencies. In concert with the regulators, the Company has identified specific corrective steps and actions to enhance its risk management, asset quality and liquidity policies, controls and procedures. The Bank, without the prior written approval of its regulators, may not declare or pay any cash dividends.
Item 4: Controls and Procedures
As of September 30, 2009, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the period ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
A Form 8-K was filed on July 22, 2009, and October 20, 2009.

SIGNATURES
Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL CORPORATION (Registrant)

Date: November 6, 2009

By:	/s/ Chevis C. Swetman
Chevis C. Swetman
Chairman, President and Chief Executive Officer
(principal executive officer)

Date: November 6, 2009

By:	/s/ Lauri A. Wood
Lauri A. Wood
Chief Financial Officer and Controller
(principal financial and accounting officer)