Form 10-K
period 2009-12-31
PEOPLES FINANCIAL CORP /MS/
filed 2010-03-11
CIK 770460

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑       NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☐      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐       NO ☑
At June 30, 2009, the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $78,306,000.
On February 26, 2010, the registrant had outstanding 5,151,697 shares of common stock, par value of $1.00 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2009 are incorporated by reference into Parts I, II and III of this report. Except for those portions of the Registrant’s Annual Report to Shareholders expressly incorporated herein by reference, the Annual Report is not deemed filed with the Securities and Exchange Commission. Portions of the Registrant’s Definitive Proxy Statement issued in connection with the Annual Meeting of Shareholders to be held April 14, 2010, are incorporated by reference into Part III of this report.

PART I

ITEM 1	- DESCRIPTION OF BUSINESS
BACKGROUND AND CURRENT OPERATIONS
General
Peoples Financial Corporation (the “Company”) was organized as a one bank holding company in 1984. The Company is headquartered in Biloxi, Mississippi. At December 31, 2009, the Company operates in the state of Mississippi through its wholly-owned subsidiary, The Peoples Bank, Biloxi, Mississippi (the “Bank”). The Company is engaged, through this subsidiary, in the banking business. The Bank is the Company’s principal asset and primary source of revenue.
The Main Office, operations center and asset management and trust services of the Bank are located in downtown Biloxi, MS. At December 31, 2009, the Bank also had 15 branches located throughout Harrison, Hancock, Jackson and Stone Counties. The Bank has automated teller machines (“ATM”) at its Main Office, all branch locations and at numerous non-proprietary locations.
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
The Bank’s primary lending focus is to offer business, commercial, real estate, construction, personal and installment loans, with an emphasis on commercial lending. The Bank’s exposure for out of area, land, development, construction and commercial real estate loans as well as concentrations in the hotel/motel and gaming industries are monitored by the Company. Each loan officer has board approved lending limits on the principal amount of secured and unsecured loans that can be approved for a single borrower without prior approval of the loan committee. All loans, however, must meet the credit underwriting standards and loan policies of the Bank.

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
The Bank also offers a variety of other services including safe deposit box rental, wire transfer services, night drop facilities, collection services, cash management and Internet banking. The Bank has 47 ATMs at its branch locations and other off-site, non-proprietary locations, providing bank customers access to their depository accounts. The Bank is a member of the PULSE network.
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
Employees
At December 31, 2009, the Bank employed 189 full-time employees and 15 part-time employees. The Company has no employees who are not employees of the bank subsidiary. Through the Bank, employees receive salaries and benefits, which include 401(k), ESOP, cafeteria plan, life, health and disability insurance. The Company considers its relationship with its employees to be good.
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
Available Information
The Company maintains an internet website at www.thepeoples.com. The Company’s Annual Report to Shareholders is available on the Company’s website. Also available through the website is a link to the Company’s filings with the Securities and Exchange Commission (“SEC”). Information on the Company’s website is not incorporated into this Form 10-K or the Company’s other securities filings and is not part of them.
REGULATION AND SUPERVISION
Bank Holding Company
The Company is required to file certain reports with, and otherwise comply with the rules and regulations of, the SEC under federal securities laws. The common stock of the Company is listed on the NASDAQ capital market exchange, such listing subjecting the Company to compliance with the exchange’s requirements with respect to reporting and other rules and regulations.
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
The Company is a legal entity separate and distinct from the Bank. There are various restrictions that limit the ability of the Bank to finance, pay dividends or otherwise supply funds to the Company. In addition, the Bank is subject to certain restrictions on any extension of credit to the bank holding company or any of its subsidiaries, on investments in the stock or other securities thereof and on the taking of such stock or securities as collateral for loans to any borrower. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with extensions of credit, leases or sale of property or furnishing of services.
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
In general, FDICIA subjects bank and bank holding companies to significantly increased regulation and supervision. FDICIA increased the borrowing authority of the FDIC in order to recapitalize the

BIF, and the future borrowings are to be repaid by increased assessments on FDIC member banks. Other significant provisions of FDICIA require a new regulatory emphasis linking supervision to bank capital levels. Also, federal banking regulators are required to take prompt corrective regulatory action with respect to depository institutions that fall below specified capital levels and to draft non-capital regulatory measures to assure bank safety.
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
The most recent legislation to potentially impact the Bank is the Emergency Economic Stabilization Act, which was passed in 2008. Information concerning this legislation on page 5 of the 2009 Annual Report to Shareholders in incorporated herein by reference.
Information relating to Regulatory Matters is disclosed on page 6 of the 2009 Annual Report to Shareholders and is incorporated herein by reference.

Summary

The foregoing is a brief summary of certain statutes, rules and regulations affecting the Company and the Bank. It is not intended to be an exhaustive discussion of all the statutes and regulations having an impact on the operations of the Company or the Bank. Additional legislation may be enacted at the federal or state level which may alter the structure, regulation and competitive relationships of financial institutions. It cannot be predicted whether and, in what form, any of these proposals will be adopted or the extent to which the business of the Company or the Bank may be affected thereby.
SUPPLEMENTAL STATISTICAL INFORMATION
Schedules I-A through VII present certain statistical information regarding the Company. This information is not audited and should be read in conjunction with the Company’s Consolidated Financial Statements and Notes to Consolidated Financial Statements found at pages 8 — 28 of the 2009 Annual Report to Shareholders.
Distribution of Assets, Liabilities and Shareholders’ Equity and Interest Rates and Differentials
Net Interest Income, the difference between Interest Income and Interest Expense, is the most significant component of the Company’s earnings. For interest analytical purposes, Management adjusts Net Interest Income to a “taxable equivalent” basis using a 34% Federal Income Tax rate of 34% in 2009 and 2008 and 35% in 2007 on tax-exempt items (primarily interest on municipal securities).
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

Credit Risk Management and Loan Loss Experience

In the normal course of business, the Bank assumes risks in extending credit. The Bank manages these risks through its lending policies, credit underwriting analysis, appraisal requirements, concentration and exposure limits, loan review procedures and the diversification of its loan portfolio. Although it is not possible to predict loan losses with complete accuracy, Management constantly reviews the characteristics of the loan portfolio to determine its overall risk profile and quality.
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
Further information concerning the provision for loan losses and the allowance for loan losses is presented in “Management’s Discussion and Analysis” at pages 1 — 7 of the 2009 Annual Report to Shareholders and “Note A — Business and Summary of Significant Accounting Policies” at pages 13 - 16 of the 2009 Annual Report to Shareholders and are incorporated herein by reference.
Return on Equity and Assets

The information under the captions “Five-Year Comparative Summary of Selected Financial Information” on page 31 and “Management’s Discussion and Analysis” on pages 1 — 7 of the 2009 Annual Report are incorporated herein by reference.
Dividend Payout

	Years Ended December 31,
	2009	2008	2007

Dividend payout ratio	48%	60%	26%

SCHEDULE I — A
Distribution of Average Assets, Liabilities and Shareholders’ Equity (2) (In thousands)

Years Ended December 31,	2009	2008	2007

ASSETS:
Cash and due from banks	$34,069	$42,396	$49,491

Available for sale securities:
Taxable securities	307,332	304,536	$388,577
Non-taxable securities	34,437	24,394	18,864
Other securities	3,373	3,022	5,264

Held to maturity securities:
Taxable securities			21,443
Non-taxable securities	3,265	3,691	4,780

Other investments	4,036	3,889	467

Net loans (1)	458,092	453,723	417,995

Federal funds sold	3,227	5,694	5,763

Other assets	57,022	58,240	50,878

TOTAL ASSETS	$904,853	$899,585	$963,522

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Non-interest bearing deposits	$101,738	$114,380	$132,719
Interest bearing deposits	425,809	443,696	481,877

Total deposits	527,547	558,076	614,596

Federal funds purchased and securities sold under agreements to repurchase	217,509	210,049	225,246

Other liabilities	54,258	25,851	22,775

Total liabilities	799,314	793,976	862,617
Shareholders’ equity	105,539	105,609	100,905

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$904,853	$899,585	$963,522

(1)	Gross loans and discounts, net of unearned income and allowance for loan losses.

(2)	All averages are computed on a daily basis.

SCHEDULE I — B
Average (2) Amount Outstanding for Major Categories of Interest Earning Assets
and Interest Bearing Liabilities (In thousands)

Years Ended December 31,	2009	2008	2007

INTEREST EARNING ASSETS:

Loans (1)	$467,992	$463,505	$428,447

Federal funds sold	3,227	5,694	5,763

Available for sale securities:
Taxable securities	307,332	304,536	$388,577
Non-taxable securities	34,437	24,394	18,864
Other securities	3,373	3,022	5,264

Held to maturity securities:
Taxable securities			21,443
Non-taxable securities	3,265	3,691	4,780

TOTAL INTEREST EARNING ASSETS	$819,626	$804,842	$873,138

INTEREST BEARING LIABILITIES:

Savings and negotiable interest bearing deposits	$232,916	$251,792	$268,710

Time deposits	192,893	191,904	213,167

Federal funds purchased and securities sold under agreements to repurchase	217,509	210,049	225,246

Other borrowed funds	38,708	10,993	8,794

TOTAL INTEREST BEARING LIABILITIES	$682,026	$664,738	$715,917

(1)	Net of unearned income. Includes nonaccrual loans.

(2)	All averages are computed on a daily basis.

SCHEDULE I — C
Interest Earned or Paid on the Major Categories of Interest Earning Assets
and Interest Bearing Liabilities (In thousands)

Years Ended December 31,	2009	2008	2007

INTEREST EARNED ON:

Loans (2)	$20,189	$26,874	$33,642

Federal funds sold	8	122	295

Available for sale securities:
Taxable securities	12,840	15,331	19,822
Non-taxable securities	1,699	1,433	1,109
Other securities	17	148	199

Held to maturity securities:
Taxable securities			1,082
Non-taxable securities	172	230	302

TOTAL INTEREST EARNED (1)	$34,925	$44,138	$56,451

INTEREST PAID ON:

Savings and negotiable interest bearing deposits	$1,831	$3,856	$5,358

Time deposits	3,135	6,094	9,356

Federal funds purchased and securities sold under agreements to repurchase	1,905	4,521	10,212

Other borrowed funds	530	492	526

TOTAL INTEREST PAID	$7,401	$14,963	$25,452

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2009 and 2008 and 35% in 2007.

(2)	Loan fees of $511, $786 and $854 for 2009, 2008 and 2007, respectively, are included in these figures.

SCHEDULE I — D
Average Interest Rate Earned or Paid for Major Categories of
Interest Earning Assets and Interest Bearing Liabilities

Years Ended December 31,	2009	2008	2007

AVERAGE RATE EARNED ON:

Loans	4.31%	5.80%	7.85%

Federal funds sold	0.25%	2.14%	5.12%

Available for sale securities:
Taxable securities	4.18%	5.03%	5.10%
Non-taxable securities	4.93%	5.87%	5.88%
Other securities	0.50%	4.90%	3.78%

Held to maturity securities:
Taxable securities			5.05%
Non-taxable securities	5.27%	6.23%	6.32%

TOTAL (weighted average rate) (1)	4.26%	5.48%	6.46%

AVERAGE RATE PAID ON:

Savings and negotiable interest bearing deposits	0.79%	1.53%	1.99%

Time deposits	1.63%	3.18%	4.39%

Federal funds purchased and securities sold under agreements to repurchase	0.88%	2.15%	4.53%

Other borrowed funds	1.37%	4.48%	5.98%

TOTAL (weighted average rate)	1.09%	2.25%	3.56%

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2009 and 2008 and 35% in 2007.

SCHEDULE I — E
Net Interest Earnings and Net Yield on Interest Earning Assets
(In thousands, except percentages)

Years Ended December 31,	2009	2008	2007

Total interest income (1)	$34,925	$44,138	$56,451

Total interest expense	7,401	14,963	25,452

Net interest earnings	$27,524	$29,175	$30,999

Net yield on interest earning assets	3.36%	3.62%	3.55%

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2009 and 2008 and 35% in 2007.

SCHEDULE I — F
Analysis of Changes in Interest Income and Interest Expense
(In thousands)

			Increase	Attributable to:
Years Ended December 31,	2009	2008	(Decrease)	Volume	Rate	Rate/Volume

INTEREST INCOME: (1)

Loans (2) (3)	$20,189	$26,874	$(6,685)	$260	$(6,878)	$(67)

Federal funds sold	8	122	(114)	(53)	(108)	47

Available for sale securities
Taxable securities	12,840	15,331	(2,491)	141	(2,608)	(24)
Non-taxable securities	1,699	1,433	266	590	(229)	(95)
Other securities	17	148	(131)	17	(132)	(16)

Held to maturity securities:
Non-taxable securities	172	230	(58)	(27)	(36)	5

Total	$34,925	$44,138	$(9,213)	$928	$(9,991)	$(150)

INTEREST EXPENSE:

Savings and negotiable interest bearing deposits	$1,831	$3,856	$(2,025)	$(289)	$(1,877)	$141

Time deposits	3,135	6,094	(2,959)	31	(2,975)	(15)

Federal funds purchased and securities sold under agreements to repurchase	1,905	4,521	(2,616)	160	(2,681)	(95)

Other borrowed funds	530	492	38	1,240	(341)	(861)

Total	$7,401	$14,963	$(7,562)	$1,142	$(7,874)	$(830)

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2009 and 2008.

(2)	Loan fees are included in these figures.

(3)	Includes interest on nonaccrual loans.

SCHEDULE I — F (continued)
Analysis of Changes in Interest Income and Interest Expense
(In thousands)

			Increase	Attributable to:
Years Ended December 31,	2008	2007	(Decrease)	Volume	Rate	Rate/Volume

INTEREST INCOME: (1)

Loans (2) (3)	$26,874	$33,642	$(6,768)	$2,753	$(8,801)	$(720)

Federal funds sold	122	295	(173)	(4)	(172)	3

Available for sale securities:
Taxable securities	15,331	19,822	(4,491)	(4,287)	(260)	56
Non-taxable securities	1,433	1,109	324	326	(1)	(1)
Other securities	148	199	(51)	(85)	59	(25)

Held to maturity securities:
Taxable securities		1,082	(1,082)	(1,082)
Non-taxable securities	230	302	(72)	(69)	(4)	1

Total	$44,138	$56,451	$(12,313)	$(2,448)	$(9,179)	$(686)

INTEREST EXPENSE:

Savings and negotiable interest bearing deposits	$3,856	$5,358	$(1,502)	$(337)	$(1,243)	$78

Time deposits	6,094	9,356	(3,262)	(933)	(2,587)	258

Federal funds purchased and securities sold under agreements to repurchase	4,521	10,212	(5,691)	(689)	(5,364)	362

Other borrowed funds	492	526	(34)	132	(132)	(34)

Total	$14,963	$25,452	$(10,489)	$(1,827)	$(9,326)	$664

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2008 and 35% in 2007.

(2)	Loan fees are included in these figures.

(3)	Includes interest on nonaccrual loans.

SCHEDULE II — A
Securities Portfolio
Book Value of Securities Portfolio (In thousands)

December 31,	2009	2008	2007

Available for sale securities:

U.S. Treasury, U.S. Government agency and Mortgage-backed securities	$270,580	$308,886	$360,489

States and political subdivisions	40,204	30,926	22,483

Other securities	650	650	3,057

Total	$311,434	$340,462	$386,029

Held to maturity securities:

States and political subdivisions	$3,202	$3,394	$4,630

Total	$3,202	$3,394	$4,630

SCHEDULE II — B
Maturity of Securities Portfolio at December 31, 2009
And Weighted Average Yields of Such Securities

	Maturity (In thousands except percentage data)
			After one but		After five but
	Within one year		within five years		within ten years		After ten years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount		Yield

Available for sale securities:
U.S. Treasury, U.S. Government agency and Mortgage- backed securities	$17,220	3.16%	$63,126	3.43%	$47,875	3.98%		$142,359	5.12%
States and political subdivisions	2,137	3.42%	6,842	3.83%	14,608	3.99%		16,617	3.90%
Other								650	1.38%

Totals	$19,357	3.19%	$69,968	3.47%	$62,483	3.98%		$159,626	5.02%

Held to maturity securities:
States and political subdivisions	$305	4.50%	$1,901	4.01%	$996	4.59%	$

Totals	$305	4.50%	$1,901	4.01%	$996	4.59%	$

Note: The weighted average yields are calculated on the basis of cost. Average yields on investments in states and policital subdivisions are based on their contractual yield. Available for sale securities are stated at fair value and held to maturity securities are stated at amortized cost.

SCHEDULE III — A
Loan Portfolio
Loans by Type Outstanding (1) (In thousands)

December 31,	2009	2008	2007	2006	2005

Real estate, construction	$94,460	$118,455	$93,739	$24,317	$20,663
Real estate, mortgage	299,403	290,458	265,465	300,807	258,573
Loans to finance agricultural production	1,755	3,178	2,545	2,502	2,795
Commercial and industrial loans	52,250	43,312	76,267	57,796	53,473
Loans to individuals for household, family and other consumer expenditures	9,049	10,202	11,173	13,415	11,812
Obligations of states and political subdivisions	7,891	1,733	1,747	2,094	1,423
All other loans	168	39	56	263	607

Totals	$464,976	$467,377	$450,992	$401,194	$349,346

(1)	No foreign debt outstanding.

SCHEDULE III — B
Maturities and Sensitivity to Changes in
Interest Rates of the Loan Portfolio as of December 31, 2009

	Maturity (In thousands)
	One year or	Over one year
	less	through 5 years	Over 5 years	Total

Loans:
Real estate, construction	$47,347	$25,241	$21,872	$94,460
Real estate, mortgage	43,493	153,567	102,343	299,403
Loans to finance agricultural production	1,755			1,755
Commercial and industrial loans	26,678	23,131	2,441	52,250
Loans to individuals for household, family and other consumer expenditures	3,163	5,709	177	9,049
Obligations of states and political subdivisions	6,445	1,446		7,891
All other loans	168			168

Totals	$129,049	$209,094	$126,833	$464,976

Loans with pre-determined interest rates	$43,134	$134,437	$14,794	$192,365
Loans with floating interest rates	85,915	74,657	112,039	272,611

Totals	$129,049	$209,094	$126,833	$464,976

SCHEDULE III — C
Non-Performing Loans (In thousands)

December 31,	2009	2008	2007	2006	2005
Loans accounted for on a nonaccrual basis (1)	$22,006	$15,553	$45	$349	$267

Loans which are contractually past due 90 or more days as to interest or principal payment, but are not included above	4,218	2,340	1,234	3,295	762

(1)	The Bank places loans on a nonaccrual status when, in the opinion of Management, they possess sufficient uncertainty as to timely collection of interest or principal so as to preclude the recognition in reported earnings of some or all of the contractual interest. See Note C to the 2009 Annual Report to Shareholders for discussion of impaired loans.

SCHEDULE IV — A
Summary of Loan Loss Expenses
(In thousands except percentage data)

	2009	2008	2007	2006	2005

Average amount of loans outstanding (1) (2)	$467,992	$463,505	$428,447	$377,172	$338,761

Balance of allowance for loan losses at beginning of period	$11,114	$9,378	$10,841	$10,966	$6,570
Loans charged-off:
Commercial, financial and agricultural	103	334	139	254	37
Consumer and other	8,977	950	545	475	525

Total loans charged-off	9,080	1,284	684	729	562

Recoveries of loans previously charged-off:
Commercial, financial and agricultural		19	23	147	6
Consumer and other	569	654	243	316	1338

Total recoveries	569	673	266	463	1,344

Net loans charged-off (recovered)	8,511	611	418	266	(782)
Provision for loan losses charged to operating expense	5,225	2,347	(1,045)	141	3,614

Balance of allowance for loan losses at end of period	$7,828	$11,114	$9,378	$10,841	$10,966

Ratio of net charge-offs during period to average loans outstanding	1.82%	0.13%	0.10%	0.07%	(.23%)

(1)	Net of unearned income.

(2)	Includes nonaccrual loans.

SCHEDULE IV — B
Allocation of the Allowance for Loan Losses (In Thousands)

	2009		2008		2007		2006		2005
		% of Loans		% of Loans		% of Loans		% of Loans		% of Loans
Balance at		to Total		to Total		to Total		to Total		to Total
December 31,	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Real estate, construction	$2,016	20	$5,277	25	$2,793	21	$1,474	6	$941	5

Real estate, mortgage	4,279	64	3,922	61	3,980	59	6,058	74	7,605	74

Loans to finance agricultural production	14	1	28	1	19	1	42	1	28	1

Commercial and industrial loans	1,420	11	1,581	9	2,462	16	3,038	14	2,184	15

Loans to individuals for household, family and other consumer expenditures	99	2	306	2	122	1	225	3	206	3

Obligations of states and political subdivisions		1		1		1		1		1

All other loans		1		1	2	1	4	1	2	1

Totals	$7,828	100	$11,114	100	$9,378	100	$10,841	100	$10,966	100

SCHEDULE V
Summary of Average Deposits and Their Yields
(In thousands except percentage data)

	2009		2008		2007
Years Ended December 31,	Amount	Rate	Amount	Rate	Amount	Rate

Demand deposits in domestic offices	$101,738	N/A	$114,380	N/A	$132,719	N/A

Negotiable interest bearing deposits in domestic offices	189,308	0.90%	205,420	1.71%	217,352	2.24%

Savings deposits in domestic offices	43,608	0.27%	46,372	0.76%	51,358	0.94%

Time deposits in domestic offices	192,893	1.63%	191,904	3.18%	213,167	4.39%

Total deposits	527,547	0.94%	558,076	1.78%	614,596	2.39%

Certificates of deposits in amounts of $100,000 or more (in thousands) by the amount of time remaining until maturity as of December 31, 2009, are as follows:
Remaining maturity:

3 months or less	$75,176

Over 3 months through 6 months	12,847

Over 6 months through 12 months	28,753

Over 12 months	572

Total	$117,348

SCHEDULE VI
Short Term Borrowings
(In thousands except percentage data)

	2009	2008	2007

Amount outstanding at December 31,	$174,431	$256,609	$231,225

Weighted average interest rate at December 31,	4.03%	1.52%	3.96%

Maximum outstanding at any month-end during year	309,828	256,609	238,464

Average amount outstanding during year	253,662	213,422	225,246

Weighted average interest rate	2.78%	2.14%	4.53%
Note: Short term borrowings include federal funds purchased from other banks and securities sold under agreements to repurchase and short term borrowings from the Federal Home Loan Bank.

SCHEDULE VII
Interest Sensitivity/Gap Analysis
(In thousands)

	0 - 3	4 - 12	1 - 5	Over
December 31, 2009	Months	Months	Years	5 years	Total

ASSETS:

Loans (1)	$271,098	$33,065	$133,857	$4,951	$442,971

Available for sale securities	2,220	17,137	69,968	222,109	311,434

Held to maturity securities		305	1,901	996	3,202

Totals	$273,318	$50,507	$205,726	$228,056	$757,607

FUNDING SOURCES:

Interest bearing deposits	$295,375	$63,988	$14,796	$1	$374,160

Federal funds purchased and securities sold under agreements to repurchase	174,431				174,431

Borrowings from FHLB	102,048	130	784	1,308	104,270

Totals	$571,854	$64,118	$15,580	$1,309	$652,861

REPRICING/MATURITY GAP:

Period	$(298,536)	$(13,611)	$190,146	$226,747

Cumulative	(298,536)	(312,147)	(122,001)	104,746

Cumulative Gap/Total Assets	(34.35%)	(34.92%)	(14.04%)	12.05%

(1)	Amounts stated include fixed and variable rate investments of the balance sheet that are still accruing interest. Variable rate instruments are included in the next period in which they are subject to a change in rate. The principal portions of scheduled payments on fixed instruments are included in the period in which they become due or mature.

Liquidity
The information included in Management’s Discussion and Analysis at page 5 in the 2009 Annual Report to Shareholders is incorporated herein by reference.
Capital Resources
The information included in Note K — Shareholders’ Equity in the 2009 Annual Report to Shareholders is incorporated herein by reference.
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
A significant portion of the Company’s loan portfolio is dependent on real estate. At December 31, 2009, approximately 85% of the Company’s loans had real estate as a primary or secondary component of collateral. The collateral in each case provides an alternate source of repayment if the borrower defaults and may deteriorate in value during the time the credit is extended. A continued deterioration in the economy affecting the value of real estate generally or in the Company’s trade area specifically could significantly impair the value of the collateral and the ability to sell the collateral upon foreclosure. Furthermore, it is likely that the Company would be required to increase the provision for loan losses. If the Company were required to liquidate the collateral securing a loan to satisfy the debit during a period of reduced real estate value or to increase the allowance for loan losses, the Company’s profitability and financial condition could be adversely impacted.
The Company has a high concentration of exposure to a number of industries.
The Company has concentrations of loan exposure to the hotel/motel and gaming industries. At December 31, 2009, these exposures were $47,714,000 and $69,938,000 or 10% and 15%, respectively, of the total loan portfolio. The recent downturn in the economy has negatively impacted tourism, which is one of the major factors for success in these industries. Given the size of these relationships, a significant loss in either of these portfolios could materially and adversely affect the Company’s earnings.
The current economic downturn or a natural disaster, especially one affecting the Company’s trade area, could adversely affect the Company.
The Company’s primary trade area includes four of the six counties in south Mississippi. With the exception of a number of credits that are considered out of area, the Company’s credit exposure is generally limited to the Mississippi Gulf Coast. As a result, the Company is at risk from continuing adverse business developments in its trade area, including declining real estate value, increasing loan delinquencies, personal and business bankruptcies and unemployment rates. The Company is also at risk to weather-related disasters including hurricanes, floods and tornadoes. If the Mississippi Gulf Coast economy experiences a natural disaster or worsening economic conditions, our operating results could be negatively impacted.
Current economic factors could negatively impact the Company’s liquidity.
In addition to funds provided by its banking activities such as deposits, loan payments and proceeds from the maturity of investment securities, the Company’s liquidity needs have traditionally been met through the purchase of federal funds, often on an unsecured basis, and advances from the Federal Home Loan Bank (“FHLB”). The recent disruption in the financial markets has negatively impacted the availability of these unsecured funds. As a result, the Company has increased its borrowing lines with the FHLB and secured approval to participate in the Federal Reserve Bank’s Discount Window Primary Credit Program.
The Company is subject to industry competition which may have an impact on its success.
The profitability of the Company depends on its ability to compete successfully. The Company operates in a highly competitive financial services environment. Certain competitors are larger and may have more resources than the Company. The Company faces competition in its trade area from other commercial banks, savings and loan associations, credit unions, internet banks, finance companies, insurance companies, brokerage and investment banking firms and other financial intermediaries. Some of these non-bank competitors are not subject to the same extensive regulations that govern the Company or the Bank and may have greater flexibility in competing for business. Increased competition could require the Company to increase the rates paid on deposits or lower the rates offered on loans, which could adversely affect and also limit future growth and earnings prospects.
The Company’s profitability is vulnerable to interest rate fluctuations.
The Company’s profitability is dependent to a large extent on net interest income, which is the difference between interest income on interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. The Company is asset sensitive to market interest rates, as its assets reprice more quickly to changes in interest rates than do its liabilities. Interest rates dropped by the unprecedented amount of 400 basis points during 2008 as the Federal Reserve, through its Federal Open Market Committee, attempted to stabilize the financial markets, reduce the effects of the recession and stimulate the economy. These actions taken by the Federal Reserve continued to impact the Company’s earnings in 2009. On February 18, 2010, the Federal Reserve increased the discount rate 25 basis points; however, there was no effect on the fed funds or prime interest rates. Discount or fed funds rate changes that occur in 2010 may affect the Company’s earnings in the current year and/or in the future.
Changes in the policies of monetary authorities and other government action could adversely affect the Company’s profitability.
Many factors affect the demand for loans and the ability to attract deposits, including changes in government economic and monetary policies, particularly by the Federal Reserve, modifications to tax, banking and credit laws and regulations, national, state and local economic growth rates and employment rates. The Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted in 2008 to address the asset quality, capital and liquidity issues facing certain financial institutions and to improve the general availability of credit for consumers and businesses. In addition, the American Recovery and Reinvestment Act (“ARRA”) was passed in 2009 in an effort to save and create jobs, stimulate the national economy and promote long-term growth and stability. There can be no assurance that EESA or ARRA will achieve their intended purposes. Furthermore, their failure could result in continuing or worsening economic and market conditions, and this could adversely affect our operations.
The Company is subject to regulation by various federal and state entities.
The Company is subject to the regulations of the SEC, the Federal Reserve Board, the FDIC and the Department of Banking. New regulations issued by these agencies may adversely affect the Company’s ability to carry on its business activities. The Company is also subject to various other federal and state laws and certain changes in these laws and regulations may adversely affect the Company’s operations. Noncompliance with certain of these regulations may impact the Company’s business plans.
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
The Company’s management is required to report on, and the independent auditors to attest to, the effectiveness of internal controls over financial reporting for each fiscal year end. The rules governing the standards that must be met for management to assess internal controls are complex and require significant documentation and testing. In connection with this effort, the Company has and will continue to incur increased expenses and diversion of Management’s time and other internal resources. In connection with the attestation process by the Company’s independent auditors, Management may encounter problems or delays in completing the implementation for any requested improvements and receiving a favorable attestation. If the Company cannot make the required report, or if the Company’s external auditors are unable to provide an unqualified attestation, investor confidence in the Company’s common stock could be adversely affected.
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
The Company’s ability to compete depends on the ability to continue to adapt to changes in technology on a timely and cost-effective basis to meet customers’ demands. In addition, the Company’s operations are susceptible to negative effects from computer system failures, communication and energy disruption and unethical individuals with technological ability to cause disruptions or failures of data processing systems.
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
Since the Company is a holding company with no significant assets other than the Bank, the Company has no material source of funds other than dividends received from the Bank. Therefore, the ability to pay dividends to the shareholders will depend on the Bank’s ability to pay dividends to the Company. Moreover, banks and bank holding companies are both subject to certain federal and state regulatory restrictions on cash dividends. Currently, the Federal Reserve Bank and the FDIC must approve the declaration and payment of dividends by the Company and the Bank, respectively.
ITEM 1b — UNRESOLVED STAFF COMMENTS
None.
ITEM 2 — PROPERTIES
The principal properties of the Company are its 16 business locations, including the Main Office, which is located at 152 Lameuse Street in Biloxi, MS, 39530. All such properties are owned by the Company. The address of the other branch locations are:

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

ITEM 3 — LEGAL PROCEEDINGS
The information included in Note N to the Consolidated Financial Statements included in the 2009 Annual Report to Shareholders is incorporated herein by reference.
ITEM 4 — RESERVED
PART II
ITEM 5 — MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
At December 31, 2009, there were 563 holders of the common stock of the Company. No shares of the Company’s stock were repurchased during the fourth quarter of 2009. The information provided on page 32 of the 2009 Annual Report is incorporated herein by reference.
The graph on the following page compares the Company’s annual percentage change in cumulative total shareholder return on common shares over the last five years with the cumulative total return of a broad equity market index of companies, the NASDAQ Market Index, and peer groups consisting of the Hemscott Industry Group 413 — Regional Southeast Banks (“Hemscott”) and the Morningstar Industry Group, Regional — Southeast Banks (“Morningstar”). The Company has used Hemscott as its peer group in prior years but beginning in the current year will use Morningstar. The Hemscott and Morningstar groups include most of the same financial institutions. Both peer groups are presented below for comparison purposes.
This presentation assumes that $100 was invested in shares of the relevant issuers on January 1, 2005, and that dividends received were immediately invested in additional shares. The graph plots the value of the initial $100 investment at one year intervals. For purposes of constructing this data, the returns of each component issuer have been weighted according to that issuer’s market capitalization.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN AMONG PEOPLES FINANCIAL
CORPORATION, NASDAQ MARKET INDEX, HEMSCOTT GROUP INDEX,
AND MORNINGSTAR GROUP INDEX
ASSUMES $100 INVESTED ON JAN 01 2005
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC 31 2009
ITEM 6 — SELECTED FINANCIAL DATA
The information under the caption “Five Year Comparative Summary of Selected Financial Information” on page 31 of the 2009 Annual Report is incorporated herein by reference.
ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 1 — 7 of the 2009 Annual Report is incorporated herein by reference.
The Company’s long-term contractual obligations relate to its borrowings from the Federal Home Loan Bank and the maturities of certificates of deposits. Information relating the maturity of these obligations is found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 7 of the 2009 Annual Report and is incorporated by reference and in Notes F and H on pages 19 — 20 of the 2009 Annual Report and is incorporated by reference.

ITEM 7a — QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The information under the caption “Quantitative and Qualitative Disclosures about Market Risk” on pages 6 — 7 of the 2009 Annual Report is incorporated herein by reference.
ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
The following consolidated financial statements of the Company and consolidated subsidiaries and the independent auditors’ report appearing on pages 8 — 30 of the 2009 Annual Report are incorporated herein by reference:
ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9a — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of December 31, 2009, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
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
Management of the Company, including its Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of internal control over financial reporting as of December 31, 2009, using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our assessment included a review of the documentation of controls, evaluations of the design of the internal control system and tests of operating effectiveness of the internal controls. Based on the assessment, management has concluded that the Company had effective internal control over financial reporting as of December 31, 2009. Our independent registered public accountants have issued an audit report on the Company’s internal control over financial reporting. Their report is on page 29 of the 2009 Annual Report.

Chevis C. Swetman	Lauri A. Wood
Chairman, President and Chief Executive Officer	Chief Financial Officer
February 24, 2010	February 24, 2010
ITEM 9b — OTHER INFORMATION
None.
PART III
ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information in Sections II, III, VII, VIII and IX contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 14, 2010, which was filed by the Company in definitive form with the Commission on March 11, 2010, is incorporated herein by reference.
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

ITEM 11 — EXECUTIVE COMPENSATION
The information in Section VI contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 14, 2010, which was filed by the Company in definitive form with the Commission on March 11, 2010, is incorporated herein by reference.
ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information in Sections IV and V contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 14, 2010, which was filed by the Company in definitive form with the Commission on March 11, 2010, is incorporated herein by reference.
ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information in Sections II, IV, V, VI and IX contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 14, 2010, which was filed by the Company in definitive form with the Commission on March 11, 2010, is incorporated herein by reference.
ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information in Section XII contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 14, 2010, which was filed by the Company in definitive form with the Commission on March 11, 2010, is incorporated herein by reference.
PART IV
ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	1. Index of Financial Statements:

See Item 8.

(a)	2. Index of Financial Statement Schedules:

All other schedules have been omitted as not applicable or not required or because the information has been included in the financial statements or applicable notes.

(a)	3. Index of Exhibits:

		Incorporated by
		Reference to			Exhibit
		Registration or	Form of	Date of	Number
	Description	File Number	Report	Report	in Report
(3.1)	Articles of Incorporation	0-30050	10/a	6/21/1999	3.1
(3.2)	By-Laws	0-30050	10/a	6/21/1999	3.2
(10.1)	Description of Automobile Plan	0-30050	10-K	12/31/2003	10.1
(10.2)	Directors’ Deferred Income Plan Agreements	0-30050	10-K	12/31/2003	10.2
(10.3)	Executive Supplemental Income Plan Agreement — Chevis C. Swetman	001-12103	10-Q	9/30/2007	10.2
(10.4)	Executive Supplemental Income Plan Agreement — A. Wes Fulmer	001-12103	10-Q	9/30/2007	10.3
(10.5)	Executive Supplemental Income Plan Agreement — Lauri A. Wood	001-12103	10-Q	9/30/2007	10.4
(10.6)	Split Dollar Agreements	0-30050	10-K	12/31/2003	10.4
(10.7)	Deferred Compensation Plan	001-12103	10-Q	9/30/2007	10.1
(10.8)	Description of Stock Incentive Plan	33-15595	10-K	12/31/2001	10.6
(13.1)	Annual Report to Shareholders for year ended December 31, 2009 * (A)
(13.2)	Summary Report to Shareholders for year ended December 31, 2009 * (A)
(21)	Subsidiaries of the registrant	33-15595	10-K	12/31/1988	22
(23.1)	Consent of Independent Registered Public Accounting Firm — Porter Keadle Moore, LLP *
(31.1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002 *
(31.2)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002 *
(32.1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. ss. 1350*
(32.2)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. ss. 1350*

(A)	Furnished for the information of the Commission only and not deemed “filed” except for those portions which are specifically incorporated herein.

*	Filed Herewith.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL CORPORATION (Registrant)
Date: March 11, 2010
BY:	/s/ Chevis C. Swetman
Chevis C. Swetman, Chairman of the Board (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

BY:	/s/ Chevis C. Swetman
Date: March 11, 2010
Chevis C. Swetman, Chairman, President and CEO (principal executive officer)

BY:	/s/ Drew Allen	BY:	/s/ Dan Magruder

	Date: March 11, 2010		Date: March 11, 2010

	Drew Allen, Director		Dan Magruder, Director

BY:	/s/ Rex E. Kelly	BY:

Date: March 11, 2010

	Rex E. Kelly, Director		Lyle M. Page, Director

		BY:	/s/ Lauri A. Wood

Date: March 11, 2010

Lauri A. Wood, Chief Financial Officer (principal financial and accounting officer)