Form 10-Q
period 2010-03-31
PEOPLES FINANCIAL CORP /MS/
filed 2010-05-07
CIK 770460

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ Do not check if a smaller reporting company	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date. Peoples Financial Corporation has only one class of common stock authorized. At April 30, 2010, there were 15,000,000 shares of $1 par value common stock authorized, with 5,151,697 shares issued and outstanding.

Part 1 — Financial Information
Item 1: Financial Statements
Peoples Financial Corporation and Subsidiaries
Consolidated Statements of Condition

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)

Assets
Cash and due from banks	$29,784,112	$29,155,294
Available for sale securities	324,577,614	311,434,437
Held to maturity securities, fair value of $3,367,129 at March 31, 2010; $3,340,974 at December 31, 2009	3,202,642	3,201,966
Other investments	4,020,754	4,036,304
Federal Home Loan Bank Stock, at cost	5,017,300	5,015,900
Loans	448,873,921	464,976,291
Less: Allowance for loan losses	8,278,805	7,827,806

Loans, net	440,595,116	457,148,485
Bank premises and equipment, net of accumulated depreciation	30,874,831	31,418,884
Other real estate	1,750,963	1,521,313
Accrued interest receivable	5,065,405	4,646,752
Cash surrender value of life insurance	15,499,471	15,329,394
Prepaid FDIC assessments	4,645,561	4,958,309
Other assets	899,501	1,139,861

Total assets	$865,933,270	$869,006,899

Peoples Financial Corporation and Subsidiaries
Consolidated Statements of Condition (continued)

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)

Liabilities & Shareholders’ Equity
Liabilities:
Deposits:
Demand, non-interest bearing	$104,185,687	$96,541,387
Savings and demand, interest bearing	226,104,682	206,167,484
Time, $100,000 or more	146,480,345	117,347,663
Other time deposits	50,196,747	50,644,895

Total deposits	526,967,461	470,701,429
Federal funds purchased and securities sold under agreements to repurchase	154,391,650	174,430,877
Borrowings from Federal Home Loan Bank	62,798,701	104,270,452
Other liabilities	16,077,615	16,016,204

Total liabilities	760,235,427	765,418,962
Shareholders’ Equity:
Common stock, $1 par value, 15,000,000 shares authorized, 5,151,697 shares issued and outstanding at March 31, 2010 and December 31, 2009	5,151,697	5,151,697
Surplus	65,780,254	65,780,254
Undivided profits	33,724,801	32,853,346
Accumulated other comprehensive income (loss), net of tax	1,041,091	(197,360)

Total shareholders’ equity	105,697,843	103,587,937

Total liabilities & shareholders’ equity	$865,933,270	$869,006,899

See selected notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2010	2009

Interest income:
Interest and fees on loans	$4,987,126	$5,118,392
Interest and dividends on securities:
U.S. Treasury	194,262	453,338
U.S. Government agencies	2,299,703	2,275,359
Mortgage-backed securities	386,876	404,153
States and political subdivisions	356,929	311,109
Other securities	4,451	4,941
Interest on federal funds sold	3,779	893

Total interest income	8,233,126	8,568,185

Interest expense:
Deposits	817,489	1,556,698
Long-term borrowings	136,645	160,792
Federal funds purchased and securities sold under agreements to repurchase	286,390	576,352

Total interest expense	1,240,524	2,293,842

Net interest income	6,992,602	6,274,343
Provision for allowance for losses on loans	1,150,000	348,000

Net interest income after provision for allowance for losses on loans	$5,842,602	$5,926,343

Peoples Financial Corporation and Subsidiaries
Consolidated Statements of Income (continued)
(Unaudited)

	Three Months Ended March 31,
	2010	2009

Non-interest income:
Trust department income and fees	$307,296	$336,266
Service charges on deposit accounts	1,572,503	1,663,307
Gain on liquidation, sale and calls of securities	4,045	136,797
Other income	249,289	486,051

Total non-interest income	2,133,133	2,622,421

Non-interest expense:
Salaries and employee benefits	3,412,275	3,380,378
Net occupancy	524,777	551,861
Equipment rentals, depreciation and maintenance	935,453	950,367
FDIC assessments	350,387	79,923
Other expense	1,706,388	1,593,268

Total non-interest expense	6,929,280	6,555,797

Income before income taxes	1,046,455	1,992,967
Income taxes	175,000	290,000

Net income	$871,455	$1,702,967

Basic and diluted earnings per share	$.17	$.33

See selected notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries
Consolidated Statement of Shareholders’ Equity

					Accumulated
	Number of				Other
	Common	Common		Undivided	Comprehensive	Comprehensive
	Shares	Stock	Surplus	Profits	Income	Income	Total

Balance, Jan. 1, 2010	5,151,697	$5,151,697	$65,780,254	$32,853,346	$(197,360)		$103,587,937
Comprehensive Income:
Net income				871,455		$871,455	871,455
Net unrealized gain on available for sale securities, net of tax					1,235,781	1,235,781	1,235,781
Reclassification adjustment for available for sale securities called or sold in current year, net of tax					2,670	2,670	2,670

Total comprehensive income						$2,109,906

Balance, Mar. 31, 2010	5,151,697	$5,151,697	$65,780,254	$33,724,801	$1,041,091		$105,697,843

Note: Balances as of January 1, 2010 were audited.
See selected notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2010	2009

Cash flows from operating activities:
Net income	$871,455	$1,702,967
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	609,000	598,500
Provision for allowance for loan losses	1,150,000	348,000
Loss on writedown of other real estate	77,350
Loss on sales of other real estate	13,000
(Gain) loss on other investments	15,550	(110,338)
Gain on sales and calls of securities	(4,045)	(136,797)
Change in accrued interest receivable	(418,653)	943,272
Change in other assets	228,188	857,280
Change in other liabilities	261,581	(245,657)

Net cash provided by operating activities	2,803,426	3,957,227

Cash flows from investing activities:
Proceeds from maturities, sales and calls of available for sale securities	45,824,384	97,023,145
Investment in available for sale securities	(57,083,465)	(101,694,947)
Investment in held to maturity securities	(676)	(643)
Investment in Federal Home Loan Bank Stock	(1,400)	(203,900)
Proceeds from sales of other real estate	310,000	105,000
Loans, net change	14,773,369	(9,756,074)
Acquisition of premises and equipment	(64,947)	(107,649)
Other assets	(171,757)	(156,145)

Net cash provided by (used in) investing activities	$3,585,508	$(14,791,213)

Peoples Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Three Months Ended March 31,
	2010	2009

Cash flows from financing activities:
Demand and savings deposits, net change	$27,581,497	$1,973,939

Time deposits, net change	28,684,535	33,733,209

Cash dividends	(515,170)	(1,583,780)

Retirement of common stock		(2,050,478)

Borrowings from Federal Home Loan Bank	268,571,965	65,000,000

Repayments to Federal Home Loan Bank	(310,043,716)	(85,040,228)

Federal funds purchased and securities sold under agreements to repurchase, net change	(20,039,227)	1,299,704

Net cash provided by (used in) financing activities	(5,760,116)	13,332,366

Net increase in cash and cash equivalents	628,818	2,498,380

Cash and cash equivalents, beginning of year	29,155,294	34,019,590

Cash and cash equivalents, end of year	$29,784,112	$36,517,970

See selected notes to consolidated financial statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarters Ended March 31, 2010 and 2009
1. Basis of Presentation:
The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the financial position of Peoples Financial Corporation and its subsidiaries (the “Company”) as of March 31, 2010 and the results of their operations and their cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2009 Annual Report and Form 10-K.
The results of operations for the quarter ended March 31, 2010, are not necessarily indicative of the results to be expected for the full year.
Use of Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.
Summary of Significant Accounting Policies — The accounting and reporting policies of the Company conform with GAAP and general practices within the banking industry. There have been no material changes or developments in the application of principles or in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies as disclosed in our Form 10-K for the year ended December 31, 2009.
2. Earnings Per Share:
Per share data is based on the weighted average shares of common stock outstanding of 5,151,697 and 5,221,950 for the quarters ended March 31, 2010 and 2009, respectively.
3. Statements of Cash Flows:
The Company has defined cash and cash equivalents as cash and due from banks. The Company paid $1,229,166 and $2,318,605 for the quarters ended March 31, 2010 and 2009, respectively, for interest on deposits and borrowings. Income tax payments of $100,000 were made during the quarter ended March 31, 2010 and no income tax payments were made during the quarter ended March 31, 2009. Loans transferred to other real estate amounted to $630,000 and $522,590 during the quarters ended March 31, 2010 and 2009, respectively.

4. Investments:
The amortized cost and estimated fair value of securities at March 31, 2010 and December 31, 2009, respectively, were as follows:

		Gross	Gross
		unrealized	unrealized	Estimated
March 31, 2010	Amortized cost	gains	losses	fair value

Available for sale securities:

Debt securities:

U.S. Treasury	$31,990,207	$584,222	$(89)	$32,574,340

U.S. Government agencies	222,532,397	801,014	(1,211,139)	222,122,272

Mortgage-backed securities	27,444,047	1,278,267	(18,260)	28,704,054

States and political subdivisions	39,083,014	1,700,724	(256,773)	40,526,965

Total debt securities	321,049,665	4,364,227	(1,486,261)	323,927,631

Equity securities	649,983			649,983

Total available for sale securities	$321,699,648	$4,364,227	$(1,486,261)	$324,577,614

Held to maturity securities:

States and political subdivisions	$3,202,642	$164,487	$	$3,367,129

Total held to maturity securities	$3,202,642	$164,487	$	$3,367,129

		Gross	Gross
		unrealized	unrealized		Estimated
December 31, 2009	Amortized cost	gains	losses		fair value

Available for sale securities:

Debt securities:

U.S. Treasury	$23,987,222	$752,918	$		$24,740,140

U.S. Government agencies	216,473,270	695,213		(2,590,287)	214,578,196

Mortgage-backed securities	30,035,546	1,278,310		(51,186)	31,262,670

States and political subdivisions	39,290,502	1,179,412		(266,466)	40,203,448

Total debt securities	309,786,540	3,905,853		(2,907,939)	310,784,454

Equity securities	649,983				649,983

Total available for sale securities	$310,436,523	$3,905,853		$(2,907,939)	$311,434,437

Held to maturity securities:

States and political subdivisions	$3,201,966	$139,008	$		$3,340,974

Total held to maturity securities	$3,201,966	$139,008	$		$3,340,974

The balances of available for sale securities, which are the only assets measured at fair value on a recurring basis, by level within the fair value hierarchy as of March 31, 2010 and December 31, 2009 were as follows:

		Fair Value Measurement Using
	Total	Level 1	Level 2	Level 3
March 31, 2010	$324,577,614		$324,577,614
December 31, 2009	311,434,437		311,434,437
At March 31, 2010, available for sale securities with an amortized cost of $321,699,648 were reported at a fair value, net of unrealized gains and losses, of $324,577,614. The net change in unrealized gains and losses of $1,238,451 was included in comprehensive income during the first quarter of 2010. At December 31, 2009, available for sale securities with an amortized cost of $310,436,524 were reported at a fair value, net of unrealized gains and losses, of $311,434,437. The net change in unrealized gains and losses of $(2,867,464) was included in comprehensive income during the year ended December 31, 2009.

The amortized cost and estimated fair value of debt securities at March 31, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Estimated
	Amortized cost	fair value

Available for sale securities:
Due in one year or less	$27,330,766	$27,478,157
Due after one year through five years	80,401,107	81,304,499
Due after five years through ten years	61,826,297	62,415,502
Due after ten years	124,047,448	124,025,420
Mortgage-backed securities	27,444,047	28,704,053

Totals	$321,049,665	$323,927,631

Held to maturity securities:
Due in one year or less	$304,983	$306,544
Due after one year through five years	1,901,215	2,021,822
Due after five years through ten years	996,444	1,038,763

Totals	$3,202,642	$3,367,129

Securities with gross unrealized losses at March 31, 2010 and December 31, 2009, respectively, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	Less Than Twelve Months		Over Twelve Months			Total
		Gross			Gross		Gross
		Unrealized			Unrealized		Unrealized
	Fair Value	Loss	Fair Value		Loss	Fair Value	Loss

March 31, 2010:

U.S. Treasury	$9,999,900	$89	$		$	$9,999,900	$89

U.S. Government Agencies	111,543,171	1,078,339		9,867,200	132,800	121,410,371	1,211,139

Mortgage-backed Securities	4,843,011	18,260				4,843,011	18,260

States and political subdivisions	3,811,123	180,168		2,171,992	76,605	5,983,115	256,773

TOTAL	$130,197,205	$1,276,856		$12,039,192	$209,405	$142,236,397	$1,486,261

	Less Than Twelve Months		Over Twelve Months			Total
		Gross			Gross		Gross
		Unrealized			Unrealized		Unrealized
	Fair Value	Loss	Fair Value		Loss	Fair Value	Loss

December 31, 2009:

U.S. Government Agencies	$138,913,530	$2,590,287	$		$	$138,913,530	$2,590,287

Mortgage-backed Securities	4,856,429	51,186				4,856,429	51,186

States and political subdivisions	9,501,227	148,396		2,520,564	118,070	12,021,791	266,466

TOTAL	$153,271,186	$2,789,869		$2,520,564	$118,070	$155,791,750	$2,907,939

Management evaluates securities for other-than-temporary impairment on a monthly basis. Consideration is given to the length of time and the extent to which the fair value has been less than cost. The Company has also considered that securities are primarily issued by U.S. Treasury and U.S. Government Agencies, the cause of the decline in value, the intent and ability of the Company to hold these securities until maturity and that the Company has traditionally held virtually all of its securities, including those classified as available for sale, until maturity. Any sales of available for sale securities, which have been infrequent and immaterial, have been for liquidity purposes. As a result of the evaluation of the impairment of these securities, the Company has determined that the declines summarized in the table above are not deemed to be other-than-temporary.
5. Loans:
Performing loans totaling $8,327,118 and $8,354,210 had specific reserves of $1,405,839 and $2,531,291 at March 31, 2010 and December 31, 2009, respectively.
Loans past due ninety days or more and still accruing were $10,731,412 and $6,733,659 at March 31, 2010 and December 31, 2009, respectively.
Impaired loans include nonaccrual loans which amounted to $21,431,603 and $22,005,748 at March 31, 2010 and December 31, 2009, respectively. The average recorded investment in impaired loans amounted to approximately $20,818,820 and $25,551,787 at March 31, 2010 and December 31, 2009, respectively. The Company had $2,021,910 and $1,895,414 of specific allowance related to impaired loans at March 31, 2010 and December 31, 2009, respectively. No material interest income was recognized on impaired loans for the quarter ended March 31, 2010 and the year ended December 31, 2009.
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
Impaired loans, which are measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of March 31, 2010 and December 31, 2009 were as follows:

		Fair Value Measurement Using
	Total	Level 1	Level 2	Level 3
March 31, 2010	$19,409,693		$19,409,693
December 31, 2009	20,110,334		20,110,334
At March 31, 2010, impaired loans with a carrying amount of $21,431,603 were written down to their fair value of $19,409,693, through a $2,021,910 charge to the provision for loan losses in prior periods. At December 31, 2009, impaired loans with a carrying amount of $22,005,748 were written down to their fair value of $20,110,334, through a $1,895,414 charge to the provision for loan losses in prior periods.
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
The balances of other real estate, which are measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of March 31, 2010 and December 31, 2009 were as follows:

	Total	Level 1	Level 2	Level 3
March 31, 2010	$1,750,963		$1,750,963
December 31, 2009	1,521,313		1,521,313

6. Allowance for Loan Losses:
Transactions in the allowance for loan losses were as follows:

	Three Months Ended March 31,
	2010	2009

Balance, beginning of period	$7,827,806	$11,113,575

Recoveries	55,617	105,422

Loans charged off	(754,618)	(194,131)

Provision for allowance for loan losses	1,150,000	348,000

Balance, end of period	$8,278,805	$11,372,866

7. Deposits:
At March 31, 2010, time deposits of $100,000 or more include brokered deposits of $36,773,000 which have maturity dates from May 13, 2010 — March 18, 2011.
8. Notes Payable:
The Company’s $2,500,000 available line of credit with Mississippi National Banker’s Bank matured on March 11, 2010.
9. Other Comprehensive Income:
The income tax effect from the unrealized gain on available for sale securities on accumulated other comprehensive income was $637,989 at March 31, 2010.

10. Fair Value of Financial Instruments:
The carrying value and estimated fair value of financial assets and financial liabilities at March 31, 2010 and December 31, 2009, respectively, were as follows:

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets:
Cash and due from banks	$29,784,112	$29,784,112	$29,155,294	$29,155,294
Available for sale securities	324,577,614	324,577,614	311,434,437	311,434,437
Held to maturity securities	3,202,642	3,367,129	3,201,966	3,340,974
Other investments	4,020,754	4,020,754	4,036,304	4,036,304
Federal Home Loan Bank stock	5,017,300	5,017,300	5,015,900	5,015,900
Loans, net	440,595,116	443,521,584	464,976,291	460,587,836
Cash surrender value	15,499,471	15,499,471	15,329,394	15,329,394
Financial Liabilities:
Deposits:
Non-interest bearing	104,185,687	104,185,687	96,541,387	96,541,387
Interest bearing	422,781,774	423,161,197	374,160,042	375,051,835

Total deposits	526,967,461	527,346,884	470,701,429	471,593,222
Federal funds purchased and securities sold under agreements to repurchase	154,391,650	154,391,650	174,430,877	174,430,877
Borrowings from Federal Home Loan Bank	62,798,701	64,593,000	104,270,452	105,815,000
11. New Accounting Pronouncements:
In February 2010, the FASB issued Accounting Standards Update No. 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements (“ASU No. 2010-09”). ASU No. 2010-09 removes some contradictions between the requirements of U.S. GAAP and the filing rules of the Securities and Exchange Commission (“SEC”). SEC filers are required to evaluate subsequent events through the date the financial statements are issued, and they are no longer required to disclose the date through which subsequent events have been evaluated. This guidance was effective upon issuance except for the use of the issued date for conduit debt obligors, and it is not expected to have a material impact on Company’s results of operations, financial position or disclosures.
In February 2010, the FASB issued Accounting Standards Update No. 2010-10, Consolidation: Amendments for Certain Investment Funds (“ASU No. 2010-10”). ASU No. 2010-10 indefinitely defers the effective date for certain investment funds, the amendments made to FASB ASC 810-10 related to variable interest entities by Statement of Financial Accounting Standard (SFAS”) No. 167, however this deferral does not apply to the disclosure requirements of SFAS No. 167. ASU No. 2010-10 also clarifies that (1) interests of related parties must be considered in determining whether fees paid to decision makers or service providers constitute a variable interest, and (2) a quantitative calculation should not be the only basis on which such determination is made. This guidance is effective as of the beginning of the first annual period beginning after November 15, 2009, and for interim periods within that first annual reporting period. It is not expected to have a material impact on Company’s results of operations, financial position or disclosures.
In March 2010, the FASB issued Accounting Standards Update No. 2010-11, Derivatives and Hedging: Scope Exception Related to Embedded Credit Derivatives (“ASU No. 2010-11”) . ASU No. 2010-11 clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements, by resolving a potential ambiguity about the breadth of the embedded credit derivative scope exception with regard to some types of contracts, such as collateralized debt obligations (“CDO’s”) and synthetic CDO’s. The scope exception will no longer apply to some contracts that contain an embedded credit derivative feature that transfers credit risk. The ASU is effective for fiscal quarters beginning after June 15, 2010, and is not expected to have a material impact on Company’s results of operations, financial position or disclosures.
12. Reclassifications:
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
The following presents Management’s discussion and analysis of the consolidated financial condition and results of operations of Peoples Financial Corporation and Subsidiaries. These comments should be considered in combination with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in this report on Form 10-Q and the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Management’s Discussion and Analysis included in the Company’s Form 10-K for the year ended December 31, 2009.
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

OVERVIEW
The Company is a community bank serving the financial and trust needs of its customers in Harrison, Hancock, Jackson and Stone Counties in Mississippi. Maintaining a strong core deposit base and commercial and real estate lending in that trade area is the traditional focus of the Company. Growth has largely been achieved through de novo activity, and it is expected that this strategy will continue to be utilized in the future.
With the focus of our core business being on the Mississippi Gulf Coast, the local economy impacts the Company’s business. Additionally, the current interest rate environment, the decline in the value of real estate and the general economic downturn on a national level have affected the Company’s results. Managing the net interest margin in the Company’s highly competitive market and in context of larger national economic conditions has been very challenging and will continue to be so for the foreseeable future.
Net income for the first quarter of 2010 was $871,455 compared with $1,702,967 for the first quarter of 2009. Net interest income increased $718,259 for the first quarter of 2010 as compared with the first quarter of 2009 primarily from the dramatic decrease in the costs of funds. Results for 2010 included an increase in the provision for loan losses of $802,000, a decrease in gain (loss) on other investments of $125,888, an increase in FDIC insurance assessments of $270,464 and an increase in other expenses of $113,120 as compared with 2009.
Monitoring asset quality and addressing potential losses in our loan portfolio continues to be emphasized during these difficult economic times. During 2009, non-performing loans, particularly non-accrual loans, increased significantly and remained at those levels at March 31, 2010. The Company charged-off $754,618 in loans during 2010 as compared with only $194,131 during 2009.
Total assets at March 31, 2010 experienced only a relatively slight decrease of $3,073,629 as compared with December 31, 2009. However, proceeds from the net payments of loans of $16,102,370 at March 31, 2010 as compared with December 31, 2009 funded the increase in available for sale securities of $13,143,177 during this same time frame.
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
The Company’s average interest earning assets decreased approximately $39,106,000, or 5%, from approximately $817,372,000 for the first quarter of 2009 to approximately $778,266,000 for the first quarter of 2010. The average yield on earning assets increased slightly but positively by 5 basis points, from 4.27% for the first quarter of 2009 to 4.32% for the first quarter of 2010, with the biggest impact to the yield on loans as the Company began including floors on its variable rate loans.
Average interest bearing liabilities decreased approximately $28,560,000, or 4%, from approximately $675,763,000 for the first quarter of 2009 to approximately $647,203,000 for the first quarter of 2010. The average rate paid on interest bearing liabilities decreased 59 basis points, from 1.36% for the first quarter of 2009 to .77% for the first quarter of 2010. This dramatic decrease is the result of utilizing lower cost funding sources including brokered deposits and Federal Home Loan Bank advances in 2010 as compared with 2009.
The Company’s net interest margin on a tax-equivalent basis, which is net income as a percentage of average earning assets, was 3.65% at March 31, 2010, up 50 basis points from 3.15% at March 31, 2009. The table that follows this discussion analyzes the changes in tax-equivalent net interest income for the two quarters ended March 31, 2010 and 2009.

Analysis of Average Balances, Interest Earned/Paid and Yield
(In Thousands)

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate

Loans (2)(3)	$455,880	$4,987	4.38%	$470,524	$5,118	4.35%
Federal Funds Sold	5,553	3	0.22%	1,310	1	0.31%
HTM:
Non taxable (1)	3,202	43	5.37%	3,394	47	5.54%
AFS:
Taxable	267,597	2,881	4.31%	306,744	3,133	4.09%
Non taxable (1)	40,367	497	4.92%	32,368	424	5.24%
Other	5,667	4	0.28%	3,032	5	0.66%

Total	$778,266	$8,415	4.32%	$817,372	$8,728	4.27%

Savings & interest- bearing DDA	$223,524	$286	0.51%	$243,972	$689	1.13%
CD’s	176,960	532	1.20%	175,625	867	1.97%
Federal funds purchased	170,810	286	0.67%	227,357	576	1.01%
FHLB advances	75,909	136	0.72%	28,809	161	2.24%

Total	$647,203	$1,240	0.77%	$675,763	$2,293	1.36%

Net tax-equivalent yield on earning assets			3.69%			3.15%

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2010 and 2009.

(2)	Loan fees of $201 and $152 for 2010 and 2009, respectively, are included in these figures.

(3)	Includes nonaccrual loans.

Provision for Loan Losses
In the normal course of business, the Company assumes risk in extending credit to its customers. This credit risk is managed through compliance with the loan policy, which is approved by the Board of Directors. The policy establishes guidelines relating to underwriting standards, including but not limited to financial analysis, collateral valuation, lending limits, pricing considerations and loan grading. A loan review process further assists with evaluating credit quality and assessing potential performance issues. Loan delinquencies and deposit overdrafts are closely monitored in order to identify developing problems as early as possible. In addition, the Company continuously monitors its relationships with its loan customers in concentrated industries such as gaming and hotel/motel, as well as the exposure for out of area, land, development, construction and commercial real estate loans, and their direct and indirect impact on its operations. A watch list of credits which pose a potential loss to the Company is prepared based on the loan grading system. This list forms the foundation of the Company’s allowance for loan loss computation.
Management relies on its guidelines and existing methodology to monitor the performance of its loan portfolio and identify and estimate potential losses based on the best available information. The potential effect resulting from the economic downturn on a national and local level, the decline in real estate values and actual losses incurred by the Company were key factors in our analysis. The Company’s on-going, systematic evaluation resulted in the Company recording a provision for loan losses of $1,150,000 and $348,000 for the first quarters of 2010 and 2009, respectively.
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
Non-interest income
Trust department income and fees are earned by the Company based on services provided to corporate and personal trust accounts. The decrease in fee income of $28,970 for the first quarter of 2010 as compared with the first quarter of 2009 is attributable to the decrease in market value, on which fees are based, of personal trust accounts.
Service charges on deposit accounts were impacted by the local economy and resulted in the decrease in commercial NSF fee income of $38,052 and the decrease in ATM surcharge fees of $22,947 during the first quarter of 2010 as compared with the first quarter of 2009.
Gains from the liquidation, call or sale of investments decreased $132,752 for the first quarter of 2010 as compared with the first quarter of 2009. Calls of the Company’s investment in longer term U.S. Agency securities did not generate material gains.
Other income decreased $236,762 for the first quarter of 2010 as compared with the first quarter of 2009 as a result of the decrease in gain (loss) on other investments of $125,888, and gains of $94,423 from non-recurring transactions in 2009.

Non-interest expense
Total non-interest expense increased $373,484 for the first quarter of 2010 as compared with the first quarter of 2009. FDIC and state insurance assessments and other expenses primarily contributed to this increase.
FDIC and state insurance assessments increased $270,464 as banks fund the replenishment of the bank insurance fund which was depleted by the recent swell of bank closures.
Other expenses increased due to corresponding increases in data processing and accounting costs. During 2009, the Company outsourced part of its data processing operations, which resulted in increased fee expense of $87,912. Accounting fees increased $62,988 during 2010 primarily as a result of the timing of payments to our external auditors for standard services.
Income Taxes
The effective tax rate was approximately 17% and 15% for the quarters ended March 31, 2010 and 2009, respectively, as a result of federal tax credits from a low income housing partnership and non-taxable income from certain loans and investments.
FINANCIAL CONDITION
Available for sale securities increased $13,143,177 at March 31, 2010, compared with December 31, 2009, as funds available from the decrease in loans are invested in these securities. The following schedule reflects the mix of available for sale securities at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009

Available for sale securities:
U.S. Treasury	$32,574,341	$24,740,140
U.S. Government agencies	222,122,272	214,578,197
Mortgage-backed securities	28,704,054	31,262,670
States and political subdivisions	40,526,965	40,203,448
Equity securities	649,982	649,982

Total available for sale securities	$324,577,614	$311,434,437

Loans decreased $16,102,370 at March 31, 2010 as compared with December 31, 2009 as a result of loan payments and slower volume of new loans. The Company anticipates that its loan portfolio will decline further in 2010. The composition of the loan portfolio was as follows:

	March 31, 2010	December 31, 2009

Real estate, construction	$91,008,534	$94,460,479
Real estate, mortgage	296,550,834	299,402,982
Loans to finance agricultural production		1,754,796
Commercial and industrial loans	47,502,699	52,250,231
Loans to individuals for household, family and other consumer expenditures	8,213,620	9,049,394
Obligations of states and political subdivisions	5,430,409	7,890,584
All other loans	167,825	167,825

Total	$448,873,921	$464,976,291

The increase in the yield on interest earning assets, particularly on loans and taxable available for sale securities, directly impacted accrued interest receivable, which increased $418,653 at March 31, 2010 as compared with December 31, 2009.
Prepaid FDIC assessments decreased by $312,748 at March 31, 2010 as compared with December 31, 2009 as a result of the amortization of these costs.
Other assets decreased $240,360 at March 31, 2010 as compared with December 31, 2009 primarily as a result of the amortization of prepaid assets.
Total deposits increased $56,266,032 at March 31, 2010, as compared with December 31, 2009. Typically, significant increases or decreases in total deposits and/or significant fluctuations among the different types of deposits from quarter to quarter are anticipated by Management as customers in the casino industry and county and municipal entities reallocate their resources periodically. During the first quarter of 2009, the increase in time deposits with a balance of $100,000 or more is the result of the increase in public fund time deposits.
Borrowings from the Federal Home Loan Bank decreased $41,471,751 at March 31, 2010 as compared with December 31, 2009 based on the liquidity needs of the bank subsidiary.
SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY
Strength, security and stability have been the hallmark of the Company since its founding in 1985 and of its bank subsidiary since its founding in 1896. A strong capital foundation is fundamental to the continuing prosperity of the Company and the security of its customers and shareholders. One measure of capital adequacy is the primary capital ratio which was 13.02% at March 31, 2010, which is well above the regulatory minimum of 6.00%. Management continues to emphasize the importance of maintaining the appropriate capital levels of the Company and has established the goal of maintaining its primary capital ratio at 8.00%, which is the minimum requirement for classification as being “well-capitalized” by the banking regulatory authorities.

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
REGULATORY MATTERS
During 2009, Management identified opportunities for improving risk management, addressing asset quality concerns, managing concentrations of credit risk and ensuring sufficient liquidity at the Bank as a result of its own investigation as well as examinations performed by certain bank regulatory agencies. In concert with the regulators, the Company identified specific corrective steps and actions to enhance its risk management, asset quality and liquidity policies, controls and procedures. The Company and the Bank may not declare or pay any cash dividends without the prior written approval of their regulators.
Item 4: Controls and Procedures
As of March 31, 2010, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There were no changes in the Company’s internal control over financial reporting that occurred during the period ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1: Legal Proceedings
The bank is involved in various legal matters and claims which are being defended and handled in the ordinary course of business. None of these matters is expected, in the opinion of Management, to have a material adverse effect upon the financial position or results of operations of the Company.
Item 5: Other Information
(a) On January 27, 2010, the Board of Directors re-appointed the following officers of the Company:

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
(b) Reports on Form 8-K
A Form 8-K was filed on January 27, 2010, April 16, 2010 and April 21, 2010.

SIGNATURES
Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL CORPORATION (Registrant) Date: May 7, 2010
By:	/s/ Chevis C. Swetman
Chevis C. Swetman
Chairman, President and Chief Executive Officer (principal executive officer)

Date: May 7, 2010
By:	/s/ Lauri A. Wood
Lauri A. Wood
Chief Financial Officer and Controller (principal financial and accounting officer)