Form 10-Q
period 2010-06-30
PEOPLES FINANCIAL CORP /MS/
filed 2010-08-09
CIK 770460

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date. Peoples Financial Corporation has only one class of common stock authorized. At July 30, 2010, there were 15,000,000 shares of $1 par value common stock authorized, with 5,151,697 shares issued and outstanding.

Part 1 — Financial Information
Item 1: Financial Statements
Peoples Financial Corporation and Subsidiaries
Consolidated Statements of Condition

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)

Assets	$43,112,297	$29,155,294
Cash and due from banks

Available for sale securities	341,083,476	311,434,437

Held to maturity securities, fair value of $2,956,033 at June 30, 2010; $3,340,974 at December 31, 2009	2,813,459	3,201,966

Other investments	4,020,754	4,036,304

Federal Home Loan Bank Stock, at cost	3,370,800	5,015,900

Loans	445,735,665	464,976,291

Less: Allowance for loan losses	9,167,927	7,827,806

Loans, net	436,567,738	457,148,485

Bank premises and equipment, net of accumulated depreciation	30,373,816	31,418,884

Other real estate	1,396,913	1,521,313

Accrued interest receivable	4,020,798	4,646,752

Cash surrender value of life insurance	15,653,219	15,329,394

Prepaid FDIC assessments	4,326,024	4,958,309

Other assets	1,759,991	1,139,861

Total assets	$888,499,285	$869,006,899

Peoples Financial Corporation and Subsidiaries
Consolidated Statements of Condition (continued)

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)

Liabilities & Shareholders’ Equity
Liabilities:

Deposits:

Demand, non-interest bearing	$116,673,172	$96,541,387

Savings and demand, interest bearing	206,496,989	206,167,484

Time, $100,000 or more	145,870,422	117,347,663

Other time deposits	50,514,505	50,644,895

Total deposits	519,555,088	470,701,429

Federal funds purchased and securities sold under agreements to repurchase	170,872,263	174,430,877

Borrowings from Federal Home Loan Bank	53,816,167	104,270,452

Other liabilities	37,433,697	16,016,204

Total liabilities	781,677,215	765,418,962

Shareholders’ Equity:
Common stock, $1 par value, 15,000,000 shares authorized, 5,151,697 shares issued and outstanding at June 30, 2010 and December 31, 2009	5,151,697	5,151,697

Surplus	65,780,254	65,780,254

Undivided profits	34,604,196	32,853,346

Accumulated other comprehensive income (loss), net of tax	1,285,923	(197,360)

Total shareholders’ equity	106,822,070	103,587,937

Total liabilities & shareholders’ equity	$888,499,285	$869,006,899

See selected notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Interest income:

Interest and fees on loans	$4,893,342	$5,086,063	$9,880,468	$10,204,455

Interest and dividends on securities:

U.S. Treasury	131,216	322,981	325,478	776,319

U.S. Government agencies	2,312,723	2,494,405	4,612,426	4,769,764

Mortgage-backed securities	132,048	387,501	518,924	791,654

States and political subdivisions	316,668	301,314	673,597	612,423

Other investments	3,203	1,953	7,654	6,894

Interest on federal funds sold	1,557	544	5,336	1,437

Total interest income	7,790,757	8,594,761	16,023,883	17,162,946

Interest expense:

Deposits	849,297	1,396,989	1,666,786	2,953,687

Long-term borrowings	109,559	110,985	246,204	271,777

Federal funds purchased and securities sold under agreements to repurchase	276,351	517,320	562,741	1,093,672

Total interest expense	1,235,207	2,025,294	2,475,731	4,319,136

Net interest income	6,555,550	6,569,467	13,548,152	12,843,810

Provision for allowance for losses on loans	1,585,000	1,502,000	2,735,000	1,850,000

Net interest income after provision for allowance for losses on loans	$4,970,550	$5,067,467	$10,813,152	$10,993,810

Peoples Financial Corporation and Subsidiaries
Consolidated Statements of Income (continued)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Non-interest income:

Trust department income and fees	$282,941	$325,750	$590,237	$662,016

Service charges on deposit accounts	1,579,485	1,702,090	3,151,988	3,365,397

Gain on sales or calls of securities	1,563,441	2	1,567,486	136,799

Other income	258,660	138,534	507,949	624,585

Total non-interest income	3,684,527	2,166,376	5,817,660	4,788,797

Non-interest expense:

Salaries and employee benefits	3,398,188	3,694,321	6,810,463	7,074,699

Net occupancy	544,121	641,242	1,068,898	1,193,103

Equipment rentals, depreciation and maintenance	951,312	954,189	1,886,765	1,904,556

FDIC assessments	390,517	544,516	740,904	624,439

Other expense	1,402,857	1,248,868	3,109,245	2,842,136

Total non-interest expense	6,686,995	7,083,136	13,616,275	13,638,933

Income before income taxes	1,968,082	150,707	3,014,537	2,143,674

Income taxes	522,000	(50,000)	697,000	240,000

Net income	$1,446,082	$200,707	$2,317,537	$1,903,674

Basic and diluted earnings per share	$.28	$.04	$.45	$.37

See selected notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries
Consolidated Statement of Shareholders’ Equity

					Accumulated
	Number of				Other
	Common	Common		Undivided	Comprehensive	Comprehensive
	Shares	Stock	Surplus	Profits	Income (Loss)	Income	Total

Balance, January 1, 2010	5,151,697	$5,151,697	$65,780,254	$32,853,346	$(197,360)		$103,587,937

Comprehensive Income:

Net income				2,317,537		$2,317,537	2,317,537

Net unrealized gain on available for sale securities, net of tax					2,517,824	2,517,824	2,517,824

Reclassification adjustment for available for sale securities called or sold in current year, net of tax					(1,034,541)	(1,034,541)	(1,034,541)

Total comprehensive gain						$3,800,820

Dividend declared, ($.11 per share)				(566,687)			(566,687)

Balance, June 30, 2010	5,151,697	$5,151,697	$65,780,254	$34,604,196	$1,285,923		$106,822,070

Note: Balances as of January 1, 2010 were audited.
See selected notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2010	2009

Cash flows from operating activities:

Net income	$2,317,537	$1,903,674

Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	1,218,000	1,212,000
Provision for allowance for loan losses	2,735,000	1,850,000
Loss on writedown of other real estate	77,350
Loss on sales of other real estate	39,350
(Gain) loss on other investments	15,550	(110,338)
Gain on sales and calls of securities	(1,567,486)	(136,799)
Loss on impairment of equity securities		149,517
Change in accrued interest receivable	625,954	450,450
Change in other assets	15,556	100,299
Change in other liabilities	20,596,976	1,504,614

Net cash provided by operating activities	26,073,787	6,923,417

Cash flows from investing activities:

Proceeds from maturities, sales and calls of available for sale securities	147,206,124	145,473,727
Investment in available for sale securities	(173,037,295)	(190,412,284)
Proceeds from maturities of held to maturity securities	389,920	195,000
Investment in held to maturity securities	(1,413)	(1,352)
(Investment in) redemption of Federal Home Loan Bank Stock	1,645,100	(1,452,200)
Proceeds from sales of other real estate	807,500	326,076
Loans, net change	17,045,947	(5,337,134)
Acquisition of premises and equipment	(172,932)	(261,131)
Other assets	(325,325)	(339,903)

Net cash used in investing activities	$(6,442,374)	$(51,809,201)

Peoples Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Six Months Ended June 30,
	2010	2009

Cash flows from financing activities:

Demand and savings deposits, net change	$20,461,290	$(40,653,986)
Time deposits, net change	28,392,369	48,472,013
Cash dividends	(515,170)	(1,583,780)
Retirement of common stock		(2,366,559)
Borrowings from Federal Home Loan Bank	390,669,662	136,000,000
Repayments to Federal Home Loan Bank	(441,123,947)	(100,080,551)
Federal funds purchased and securities sold under agreements to repurchase, net change	(3,558,614)	10,361,740

Net cash provided by (used in) financing activities	(5,674,410)	50,148,877

Net increase in cash and cash equivalents	13,957,003	5,263,093

Cash and cash equivalents, beginning of year	29,155,294	34,019,590

Cash and cash equivalents, end of year	$43,112,297	$39,282,683

See selected notes to consolidated financial statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2010 and 2009
1. Basis of Presentation:
The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the financial position of Peoples Financial Corporation and its subsidiaries (the “Company”) as of June 30, 2010 and the results of their operations and their cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2009 Annual Report and Form 10-K.
The results of operations for the six months ended June 30, 2010, are not necessarily indicative of the results to be expected for the full year.
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
2. Earnings Per Share:
Per share data is based on the weighted average shares of common stock outstanding of 5,151,697 and 5,189,474 for the six months ended June 30, 2010 and 2009, respectively, and 5,151,697 and 5,157,356 for the quarters ended June 30, 2010 and 2009, respectively.
3. Statements of Cash Flows:
The Company has defined cash and cash equivalents to include cash and due from banks and federal funds sold. The Company paid $2,475,536 and $4,442,281 for the six months ended June 30, 2010 and 2009, respectively, for interest on deposits and borrowings. Income tax payments of $625,000 and $520,000 were made during the six months ended June 30, 2010 and 2009, respectively. Loans in the amount of $799,800 and $2,383,363 were transferred to other real estate during the six months ended June 30, 2010 and 2009, respectively.

4. Investments:
The amortized cost and estimated fair value of securities at June 30, 2010 and December 31, 2009, respectively, were as follows:

		Gross	Gross
		unrealized	unrealized	Estimated
June 30, 2010	Amortized cost	gains	losses	fair value

Available for sale securities:

Debt securities:

U.S. Treasury	$62,980,917	$110,221	$(58)	$63,091,080

U.S. Government agencies	235,197,987	2,197,267		237,395,254

States and political subdivisions	39,006,292	1,208,332	(267,465)	39,947,159

Total debt securities	337,185,196	3,515,820	(267,523)	340,433,493

Equity securities	649,983			649,983

Total available for sale securities	$337,835,179	$3,515,820	$(267,523)	$341,083,476

Held to maturity securities:

States and political subdivisions	$2,813,459	$142,574	$	$2,956,033

Total held to maturity securities	$2,813,459	$142,574	$	$2,956,033

		Gross	Gross
		unrealized	unrealized		Estimated
December 31, 2009	Amortized cost	gains	losses		fair value

Available for sale securities:

Debt securities:

U.S. Treasury	$23,987,222	$752,918	$		$24,740,140

U.S. Government agencies	216,473,270	695,213		(2,590,287)	214,578,196

Mortgage-backed securities	30,035,546	1,278,310		(51,186)	31,262,670

States and political subdivisions	39,290,502	1,179,412		(266,466)	40,203,448

Total debt securities	309,786,540	3,905,853		(2,907,939)	310,784,454

Equity securities	649,983				649,983

Total available for sale securities	$310,436,523	$3,905,853		$(2,907,939)	$311,434,437

Held to maturity securities:

States and political subdivisions	$3,201,966	$139,008	$		$3,340,974

Total held to maturity securities	$3,201,966	$139,008	$		$3,340,974

The Company’s available for sale securities are reported at their estimated fair value, which is determined utilizing several sources. The primary source is Interactive Data Corporation, which utilizes pricing models that vary based on asset class and include available trade, bid and other market information and whose methodology includes broker quotes, proprietary models and vast descriptive databases. The other source for determining fair value is matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.
The balances of available for sale securities, which are the only assets measured at fair value on a recurring basis, by level within the hierarchy, as of June 30, 2010 and December 31, 2009 were as follows:

		Fair Value Measurement Using
	Total	Level 1	Level 2	Level 3
June 30, 2010	$341,083,476		$341,083,476
December 31, 2009	311,434,437		311,434,437
At June 30, 2010, available for sale securities with an amortized cost of $337,835,179 were reported at a fair value, net of unrealized gains and losses, of $341,083,476. The net change in unrealized gains and losses of $1,483,283 was included in comprehensive income during the first six months of 2010. At December 31, 2009, available for sale securities with an amortized cost of $310,436,523 were reported at a fair value, net of unrealized gains and losses, of $311,434,437. The net change in unrealized gains and losses of $(2,867,464) was included in comprehensive income during the year ended December 31, 2009.
The amortized cost and estimated fair value of debt securities at June 30, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Estimated
	Amortized cost	fair value

Available for sale securities:
Due in one year or less	$63,698,272	$63,754,739
Due after one year through five years	64,964,724	65,940,252
Due after five years through ten years	81,332,261	82,713,623
Due after ten years	127,189,939	128,024,879

Totals	$337,185,196	$340,433,493

Held to maturity securities:
Due in one year or less	$210,000	$214,396
Due after one year through five years	1,606,493	1,705,043
Due after five years through ten years	996,966	1,036,594

Totals	$2,813,459	$2,956,033

Securities with gross unrealized losses at June 30, 2010 and December 31, 2009, respectively, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	Less Than Twelve Months		Over Twelve Months			Total
		Gross			Gross		Gross
		Unrealized			Unrealized		Unrealized
June 30, 2010	Fair Value	Loss	Fair Value		Loss	Fair Value	Loss

U.S. Treasury	$9,999,450	$58	$		$	$9,999,450	$58

States and political subdivisions	5,574,761	175,343		1,851,672	92,122	7,426,433	267,465

TOTAL	$15,574,211	$175,401		$1,851,672	$92,122	$17,425,883	$267,523

	Less Than Twelve Months		Over Twelve Months			Total
		Gross			Gross		Gross
		Unrealized			Unrealized		Unrealized
December 31, 2009:	Fair Value	Loss	Fair Value		Loss	Fair Value	Loss

U.S. Government Agencies	$138,913,530	$2,590,287	$		$	$138,913,530	$2,590,287

Mortgage-backed Securities	4,856,429	51,186				4,856,429	51,186

States and political subdivisions	9,501,227	148,396		2,520,564	118,070	12,021,791	266,466

TOTAL	$153,271,186	$2,789,869		$2,520,564	$118,070	$155,791,750	$2,907,939

Management evaluates securities for other-than-temporary impairment on a monthly basis. In performing this evaluation, the length of time and the extent to which the fair value has been less than cost, the fact that the Company’s securities are primarily issued by U.S. Treasury and U.S. Government Agencies and the cause of the decline in value are considered. In addition, the Company does not intend to sell and it is not more than likely than not that we will be required to sell these securities before maturity. While some available for sale securities have been sold for liquidity purposes, the Company has traditionally held its securities, including those classified as available for sale, until maturity. As a result of this evaluation, the Company has determined that the declines summarized in the tables above are not deemed to be other-than-temporary.
5. Past Due and Impaired Loans:
Loans past due ninety days or more and still accruing were $7,595,175 and $6,733,659 at June 30, 2010 and December 31, 2009, respectively.
One loan in the Company’s portfolio, which had been on nonaccrual status since 2008, had a Chapter 11 bankruptcy plan of reorganization confirmed on April 15, 2010. The Company modified the terms of the loan in accordance with the bankruptcy plan, which requires the payment of interest only for a period of 12 months and payment of principal and interest for 60 months, with a balloon payment due on April 15, 2016. The Company’s policy is to remove loans from nonaccrual status when the obligation is brought current or has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt. At June 30, 2010, the loan, the balance of which was $2,853,896, was classified as a troubled debt restructuring. Management has restored this loan to accrual status because this customer continues to perform under its re-negotiated terms and the bankruptcy plan requires that the payments due in the first year be applied as interest. Management has reviewed the loan and believes the borrower’s financial performance provides sufficient evidence to classify this loan as impaired.
Impaired loans include the restructured loan of $2,853,896 at June 30, 2010 and nonaccrual loans which amounted to $23,460,870 and $22,005,748 at June 30, 2010 and December 31, 2009, respectively. The average recorded investment in impaired loans amounted to approximately $16,548,477 and $25,551,787 at June 30, 2010 and December 31, 2009, respectively. The Company had $3,014,914 and $1,895,414 of specific allowance related to impaired loans at June 30, 2010 and December 31, 2009, respectively. No material interest income was recognized on impaired loans for the six months ended June 30, 2010 and the year ended December 31, 2009.
At each reporting period, the Company determines which loans are impaired. Accordingly, the Company’s impaired loans are reported at their estimated fair value on a non-recurring basis. An allowance for each impaired loan is calculated based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of its collateral. Most of the Company’s impaired loans are collateral-dependent. The fair value of the collateral for these loans is based on appraisals performed by third-party valuation specialists, comparable sales and other estimates of fair value obtained principally from independent sources, adjusted for estimated selling costs. Factors including the assumptions and techniques utilized by the appraiser, changes in market conditions from the time of valuation and estimated sales value based on Management’s plans for disposition which could result in adjustment to the collateral value estimates indicated in the appraisal are considered by the Company. The criteria for determining whether an existing appraisal remains valid will vary depending upon the condition of the property, time, volatility of the local market and loan to value issues. Appraisals relating to collateral for impaired loans may be discounted by 20% - 35% based on whether the collateral is vacant land, property under construction, completed building, etc. If the recorded investment in the impaired loan exceeds the measure of fair value of the collateral, a valuation allowance is recorded as a component of the allowance for loan losses.
The balances of impaired loans, which are measured at fair value on a non-recurring basis, by level within the hierarchy as of June 30, 2010 and December 31, 2009 were as follows:

	Total	Level 1	Level 2	Level 3
June 30, 2010	$23,299,852	$	$12,945,969	$10,353,883
December 31, 2009	20,110,334		20,110,334
The following table sets forth a summary of changes in the fair value of impaired loans, the Company’s only Level 3 assets:

For the six
months ended
June 30, 2010
Fair value, beginning of period	$
Net gains	10,353,883

Fair value, end of period	$10,353,883

At June 30, 2010, impaired loans with a carrying amount of $13,078,588 were written down to their fair value of $12,945,969 through a $132,619 charge to the provision for loan losses in prior periods.

At December 31, 2009, impaired loans with a carrying amount of $22,005,748 were written down to their fair value of $20,110,334 through a $1,895,414 charge to the provision for loan losses in prior periods.
When Management determines that it has sustained a loss on a loan, it may be necessary to foreclose on the related collateral. Other real estate acquired through foreclosure is carried at fair value, less estimated costs to sell. The fair value of the collateral is based on appraisals performed by third-party valuation specialists. Factors including the assumptions and techniques utilized by the appraiser are considered by Management. If the current appraisal is more than one year old and/or the loan balance is more than $200,000, a new appraisal is obtained. Otherwise, the bank subsidiary’s in-house property evaluator and management will determine the fair value of the collateral, based on comparable sales, market conditions, Management’s plans for disposition and other estimates of fair value obtained from principally independent sources, adjusted for estimated selling costs. Accordingly, the Company’s other real estate is reported at its estimated fair value on a non-recurring basis.
The balances of other real estate, which are measured at fair value on a non-recurring basis, by level within the hierarchy as of June 30, 2010 and December 31, 2009 were as follows:

	Total	Level 1	Level 2	Level 3
June 30, 2010	$1,396,913	$	$1,396,913	$
December 31, 2009	1,521,313		1,521,313
6. Allowance for Loan Losses:
Transactions in the allowance for loan losses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Balance, beginning of period	$8,278,805	$11,372,866	$7,827,806	$11,113,575

Recoveries	18,584	224,212	74,201	329,634

Loans charged off	(714,462)	(3,301,197)	(1,469,080)	(3,495,328)

Provision for allowance for loan losses	1,585,000	1,502,000	2,735,000	1,850,000

Balance, end of period	$9,167,927	$9,797,881	$9,167,927	$9,797,881

7. Deposits:
At June 30, 2010, time deposits of $100,000 or more include brokered deposits of $34,966,000 which have maturity dates from July 24, 2010 - March 18, 2011.
8. Other Comprehensive Income:
The income tax effect from the unrealized loss on available for sale securities on accumulated other comprehensive income was $764,115 at June 30, 2010.
9. Shareholders’ Equity:
On June 23, 2010, the Board approved a semi-annual dividend of $.11 per share with a record date of July 9, 2010 and distribution date of July 16, 2010.
10. Fair Value of Financial Instruments:
The carrying amounts and estimated fair value for financial assets and financial liabilities at June 30, 2010 and December 31, 2009, respectively, were as follows:

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets:
Cash and due from banks	$43,112,297	$43,112,297	$29,155,294	$29,155,294
Available for sale securities	341,083,476	341,083,476	311,434,437	311,434,437
Held to maturity securities	2,813,459	2,956,033	3,201,966	3,340,974
Other investments	4,020,754	4,020,754	4,036,304	4,036,304
Federal Home Loan Bank stock	3,370,800	3,370,800	5,015,900	5,015,900
Loans, net	436,567,738	439,954,148	457,148,485	460,587,836
Cash surrender value	15,653,219	15,653,219	15,329,394	15,329,394
Financial Liabilities:
Deposits:
Non-interest bearing	116,673,172	116,673,172	96,541,387	96,541,387
Interest bearing	402,881,916	403,150,698	374,160,042	375,051,835

Total deposits	519,555,088	519,823,870	470,701,429	471,593,222
Federal funds purchased and securities sold under agreements to repurchase	170,872,263	170,872,263	174,430,877	174,430,877
Borrowings from Federal Home Loan Bank	53,816,167	55,805,381	104,270,452	105,815,000
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
In February 2010, the FASB issued Accounting Standards Update No. 2010-10, Consolidation: Amendments for Certain Investment Funds (“ASU No. 2010-10”). ASU No. 2010-10 indefinitely defers the effective date for certain investment funds, the amendments made to FASB ASC 810-10 related to variable interest entities by Statement of Financial Accounting Standard (“SFAS”) No. 167,

however this deferral does not apply to the disclosure requirements of SFAS No. 167. ASU No. 2010-10 also clarifies that (1) interests of related parties must be considered in determining whether fees paid to decision makers or service providers constitute a variable interest, and (2) a quantitative calculation should not be the only basis on which such determination is made. This guidance is effective as of the beginning of the first annual period beginning after November 15, 2009, and for interim periods within that first annual reporting period. It is not expected to have a material impact on Company’s results of operations, financial position or disclosures.
In March 2010, the FASB issued Accounting Standards Update No. 2010-11, Derivatives and Hedging: Scope Exception Related to Embedded Credit Derivatives (“ASU No. 2010-11”). ASU No. 2010-11 clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements, by resolving a potential ambiguity about the breadth of the embedded credit derivative scope exception with regard to some types of contracts, such as collateralized debt obligations (“CDO’s”) and synthetic CDO’s. The scope exception will no longer apply to some contracts that contain an embedded credit derivative feature that transfers credit risk. The ASU is effective for fiscal quarters beginning after June 15, 2010, and is not expected to have a material impact on Company’s results of operations, financial position or disclosures.
In April 2010, the FASB issued Accounting Standards Update No. 2010-18, Effect of a Loan Modification When the Loan is Part of a Pool That Is Accounted for as a Single Asset (“ASU No. 2010-18”). ASU No. 2010-18 allows for the one-time election to terminate accounting for loans as a pool under ASU Subtopic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration. ASU No. 2010-18 is effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. It is not expected to have a material impact on Company’s results of operations, financial position or disclosures.
In July 2010, the FASB issued Accounting Standards Update No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU No. 2010-20”). ASU 2010-20 requires enhanced disclosures, including a greater level of disaggregated information, about the credit quality of financial receivables and the allowance for credit losses. Additionally, this standards update also requires an entity to disclose credit quality indicators, past due information, modifications to financing receivables and significant purchases and sales of financing receivables. The disclosures as of the end of a reporting period under ASU 2010-20 are effective for the Company for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for the Company for interim and annual reporting periods beginning on or after December 15, 2010. It is not expected to have a material impact on Company’s results of operations or financial position, but will require additional disclosures.
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
New Accounting Pronouncements
The FASB has issued a number of Accounting Standards Updates, which have been disclosed in Note 11. The Company does not expect that any of these updates will have a material impact on its results of operations, financial position for disclosures.
Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates these estimates and assumptions on an on-going basis using historical experience and other factors, including the current economic environment. We adjust such estimates and assumptions when facts and circumstances dictate. Certain critical accounting policies affect the more significant estimates and assumptions used in the preparation of the consolidated financial statements.
Allowance for loan losses:
The Company’s most critical accounting policy relates to its allowance for loan losses (“ALL”), which reflects the estimated losses resulting from the inability of its borrowers to make loan payments. The ALL is established and maintained at an amount sufficient to cover the estimated loss associated with the loan portfolio of the Company as of the date of determination. Credit losses arise not only from credit risk, but also from other risks inherent in the lending process including, but not limited to, collateral risk, operation risk, concentration risk and economic risk. As such, all related risks of lending are considered when assessing the adequacy of the ALL. On a quarterly basis, Management estimates the probable level of losses to determine when the allowance is adequate to absorb reasonably foreseeable, anticipated losses in the existing portfolio based on our past loan loss experience, known and inherent risk in the portfolio, adverse situations that may affect the borrowers’ ability to repay and the estimated value of any underlying collateral and current economic conditions. If there was a deterioration of any of the factors considered by Management in evaluating the allowance for loan losses, the estimate of loss would be updated, and additional provisions for loan losses may be required. The analysis divides the portfolio into two segments: a pool analysis of loans based upon loss history by loan type and a specific reserve analysis for those loans considered impaired under generally accepted accounting principles. All credit relationships with an outstanding balance of $100,000 or greater are individually reviewed for impairment. All losses are charged to the ALL when the loss actually occurs or when a determination is made that a loss is likely to occur; recoveries are credited to the ALL at the time of receipt.
Employee Benefit Plans:
Employee benefit plan liabilities and pension costs are determined utilizing actuarially determined present value calculations. The valuation of the benefit obligation and net periodic expense is considered critical, as it requires Management and its actuaries to make estimates regarding the amount and timing of expected cash outflows including assumptions about mortality, expected service periods and the rate of compensation increases.
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
With the focus of our core business being on the Mississippi Gulf Coast, any significant local events have the potential to impact the Company’s business. Although the recent oil spill in the Gulf of

Mexico has not yet had a significant direct impact on the Company, its effects on the seafood and tourism industries in our trade area and the local economy in general may not be known for years to come. Additionally, the current interest rate environment, the decline in the value of real estate and the general economic downturn on a local and national level has affected the Company’s results. Managing the net interest margin in the Company’s highly competitive market and in the context of larger national economic conditions has been very challenging and will continue to be so for the foreseeable future.
Net income for the second quarter of 2010 was $1,446,082 compared with $200,707 for the second quarter of 2009 and for the first half of 2010 was $2,317,537 compared with $1,903,674 for the first half of 2009. These increases were almost entirely attributable to the gain on the sale of securities of $1,563,441 during the second quarter of 2010. Also affecting net income were the increase in net interest income of $704,342 and the increase in the provision for loan losses of $885,000 for the six months ended June 30, 2010 as compared with the six months ended June 30, 2009, respectively.
Monitoring asset quality and addressing potential losses in our loan portfolio continues to be emphasized during these difficult economic times, During the third quarter of 2009, non-performing loans, particularly non-accrual loans, increased significantly and remained at those levels at June 30, 2010. Approximately 33% of our total nonaccrual loans as of June 30, 2010 relate to one performing credit relationship which has been classified as nonaccrual by the banking regulators in their shared national credit review.
Total assets at June 30, 2010 increased $19,492,386 as compared with December 31, 2009. Available for sale securities increased $29,649,039 while loans decreased $19,240,626 as principal payments and maturities outpaced new loan volume. Deposits increased by $48,853,659 at June 30, 2010, providing the liquidity for borrowings from the Federal Home Loan Bank to decrease $50,454,285 as compared with December 31,2009.
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
Quarter Ended June 30, 2010 as Compared with Quarter Ended June 30, 2009
The Company’s average interest earning assets decreased approximately $77,964,000, or 9%, from approximately $841,780,000 for the second quarter of 2009 to approximately $763,816,000 for the second quarter of 2010. The Company’s average balance sheet has shrunk as principal payments and maturities of loans have outpaced new loans, deposits have decreased as the Company has not matched its competitors’ rates and investments have been called and sold.
The average yield on earning assets increased slightly from 4.16% for the second quarter of 2009 to 4.17% for the second quarter of 2010, with the biggest impact being to the yield on loans as the Company began including floors on its variable rate loans.
Average interest bearing liabilities decreased approximately $75,874,000, or 11%, from approximately $702,988,000 for the second quarter of 2009 to approximately $627,114,000 for the second quarter of 2010. The average rate paid on interest bearing liabilities decreased 36 basis points, from 1.15% for the second quarter of 2009 to .79% for the second quarter of 2010. This dramatic decrease is the result of utilizing lower cost funding sources including brokered deposits and Federal Home Loan Bank advances in 2010 as compared with 2009.
The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 3.52% at June 30, 2010, up 32 basis points from 3.20% at June 30, 2009.
Six Months Ended June 30, 2010 as Compared with Six Months Ended June 30, 2009
The Company’s average interest earning assets decreased approximately $58,467,000, or 7%, from approximately $829,584,000 for the first half of 2009 to approximately $771,117,000 for the first half of 2010. The Company’s average balance sheet has shrunk as principal payments and maturities of loans have outpaced new loans, deposits have decreased as the Company has not matched its competitors’ rates and investments have been called and sold.
The average yield on earning assets increased 4 basis points, from 4.21% for the first half of 2009 to 4.25% for the first half of 2010, with the biggest impact being to the yield on loans as the Company began including floors on its variable rate loans.
Average interest bearing liabilities decreased approximately $52,506,000, or 8%, from approximately $689,614,000 for the first half of 2009 to approximately $637,108,000 for the first half of 2010. The average rate paid on interest bearing liabilities decreased 47 basis points, from 1.25% for the first half of 2009 to .78% for the first half of 2010. This decrease is the result of utilizing lower cost funding sources including brokered deposits and Federal Home Loan Bank advances in 2010 as compared with 2009.
The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 3.60% at June 30, 2010, up 43 basis points from 3.17% at June 30, 2009.
The tables on the following pages analyze the changes in tax-equivalent net interest income for the quarters ended June 30, 2010 and 2009 and the six months ended June 30, 2010 and 2009.

Analysis of Average Balances, Interest Earned/Paid and Yield
(In Thousands)

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate

Loans (2)(3)	$445,601	$4,893	4.39%	$473,432	$5,086	4.30%
Federal Funds Sold	2,670	2	0.30%	934	1	0.42%
HTM:
Non taxable (1)	3,025	36	4.76%	3,264	43	5.27%
ATS:
Taxable	267,579	2,576	3.85%	328,065	3,205	3.91%
Non taxable (1)	40,340	444	4.40%	33,692	414	4.92%
Other	4,601	3	0.26%	2,393	2	0.33%

Total	$763,816	$7,954	4.17%	$841,780	$8,751	4.16%

Savings & interest-bearing DDA	$223,111	$289	0.52%	$238,775	$541	0.91%
CD’s	197,044	560	1.14%	217,051	856	1.58%
Federal funds purchased	155,629	276	0.71%	230,600	517	0.90%
FHLB advances	51,330	110	0.86%	16,562	111	2.68%

Total	$627,114	$1,235	0.79%	$702,988	$2,025	1.15%

Net tax-equivalent yield on earning assets			3.52%			3.20%

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2010 and 2009.

(2)	Loan fees of $114,847 and $135,074 for 2010 and 2009, respectively, are included in these figures.

(3)	Includes nonaccrual loans.

Analysis of Average Balances, Interest Earned/Paid and Yield
(In Thousands)

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate

Loans (2)(3)	$450,712	$9,880	4.38%	$471,986	$10,204	4.32%
Federal Funds Sold	4,222	5	0.24%	1,136	1	0.18%
HTM:
Non taxable (1)	3,113	80	5.14%	3,329	89	5.35%
AFS:
Taxable	267,586	5,457	4.08%	317,464	6,338	3.99%
Non taxable (1)	40,353	941	4.66%	33,033	839	5.08%
Other	5,131	8	0.31%	2,636	7	0.53%

Total	$771,117	$16,371	4.25%	$829,584	$17,478	4.21%

Savings & interest-bearing DDA	$223,047	$578	0.52%	$241,524	$1,236	1.02%
CD’s	187,331	1,089	1.16%	196,453	1,717	1.75%
Federal funds purchased	163,178	563	0.69%	228,985	1,094	0.96%
FHLB advances	63,552	246	0.77%	22,652	272	2.40%

Total	$637,108	$2,476	0.78%	$689,614	$4,319	1.25%

Net tax-equivalent yield on earning assets			3.60%			3.17%

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2010 and 2009.

(2)	Loan fees of $315,602 and $287,216 for 2010 and 2009, respectively, are included in these figures.

(3)	Includes nonaccrual loans.

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
Management relies on its guidelines and existing methodology to monitor the performance of its loan portfolio and identity and estimate potential losses based on the best available information. The potential effect of the economic downturn on a national and local level, the decline in real estate values and actual losses incurred by the Company were key factors in our analysis. The potential direct and/or indirect impact of the oil spill in the Gulf of Mexico on the Company and its customers was also considered. However, no potential losses as a result of the spill were identified at June 30, 2010. The Company’s on-going, systematic evaluation resulted in the Company recording a provision for loan losses of $1,585,000 and $1,502,000 for the second quarters of 2010 and 2009, respectively, and $2,735,000 and $1,850,000 for the six months ended June 30, 2010 and 2009, respectively.
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
Non-interest income
Total non-interest income increased $1,518,151 for the second quarter of 2010 as compared with the second quarter of 2009. This increase was primarily the result of a gain on sales or calls or securities of $1,563,441 in 2010 as compared with $2 in 2009 as the Company liquidated its entire mortgage-backed securities portfolio and some of its short-term U.S. Treasuries during the second quarter of 2010. Trust department income and fees decreased $42,809 for the second quarter of 2010 as compared with the second quarter of 2009 as a result of the decrease in market value, on which fees are based, of personal trust accounts. Service charges on deposit accounts were impacted by the local economy and resulted in the decrease in NSF fee income of $64,345 and the decrease in ATM fees of $26,692. Other income increased $120,126 for the second quarter of 2010 as compared with the second quarter of 2009. Other income for 2010 included a decrease in rental income of $26,267 as the Company lost one tenant who had occupied a large rental space in its Downtown Gulfport branch. Other income for 2009 included a loss of $149,517 on the Company’s investment in preferred stock of an unaffiliated bank holding company which was closed by the FDIC.
Total non-interest income increased $1,028,863 for the first half of 2010 as compared with the first half of 2009, This increase was primarily the result of gains on sales or calls or securities of $1,567,486 in 2010 as compared with $136,799 in 2009 as the Company liquidated its entire mortgage-backed securities portfolio and some of its short-term U.S. Treasuries during the second quarter of 2010. Trust department income and fees decreased $71,779 for the first half of 2010 as compared with the first half of 2009 as a result of the decrease in market value, on which fees are based, of personal trust accounts. Service charges on deposit accounts were impacted by the local economy and resulted in the decrease in NSF fee income of $103 ,915 and the decrease in ATM fees of $44,300. Other income increased $120,126 for the second quarter of 2010 as compared with the second quarter of 2009. Other income for 2010 included a decrease in rental income of $26,268 as the Company lost one tenant who had occupied a large rental space in its Downtown Gulfport branch. Other income for 2009 included a loss of $149,517 on the Company’s investment in preferred stock of an unaffiliated bank holding company which was closed by the FDIC.
Non-interest expense
Total non-interest expense decreased $396,141 for the second quarter of 2010 as compared with the second quarter of 2009. Salaries and employee benefits decreased $296,133 in 2010 as compared with 2009 as a result of the decrease in the number of employees as a result of attrition during 2009 and 2010. Included in the second quarter of 2010 was decreased occupancy expense of $97,121 relating primarily to decreased property and casualty insurance costs. FDIC regular assessments have increased for 2010 as banks fund the replenishment of the bank insurance fund which was depleted in recent years by bank closures. However, the Company’s expense for the second quarter of 2009 includes the special assessment of $420,000. Other expense increased $153,989 in 2010 as compared with 2009 as a result of increased data processing charges, franchise tax expense and loss and write downs on other real estate. For the second quarter of 2010, data processing charges increased $56,367 over the second quarter of 2009 as a result of the outsourcing of the some of the bank’s I/T functions. Franchise tax expense increased $114,985 for the second quarter of 2010 as compared with the second quarter of 2009 as prior years’ refunds were received in 2009. The Company realized a loss of $26,350 during the second quarter of 2010 on the sale of other real estate.
Total non-interest expense decreased $22,658 for the first half of 2010 as compared with the first half of 2009. Salaries and employee benefits decreased $264,236 in 2010 as compared with 2009 as a result of the decrease in the number of employees as a result of attrition during 2009 and 2010. Included in the first half of 2010 was decreased occupancy expense of $124,205 relating primarily to reduced property and casualty insurance costs. FDIC regular assessments have increased as banks fund the replenishment of the bank insurance fund which was depleted in recent years by bank closures resulting in an increase of $116,465 for the first half of 2010 as compared with the first half of 2009. Other expense increased $267,109 for the first half of 2010 as compared with the first half of 2009 as a result of increased accounting, data processing charges, franchise tax expense and loss and write downs on other real estate and decreased consulting fees, trust expense and training costs. For the first half of 2010, accounting fees increased $67,275 over the first half of 2009 as a result of the outsourcing of the I/T audit function and the timing of external audit fees. For the first half of

2010, data processing charges increased $108,455 as compared with the first half of 2009 as a result of the outsourcing of the some of the bank’s I/T functions. Franchise tax expense increased $93,485 for the first half of 2010 as compared with the first half of 2009 as prior years’ refunds were received in 2009. Expenses relating to other real estate increased $143,158 during the first half of 2010 as compared with the first half of 2009 due to an increased number of foreclosures. Consulting fees decreased $37,954 for the first half of 2010 as compared with the first half of 2009 as 2009’s results included costs associated with conducting a cost segregation study of our fixed assets. Trust expense decreased $29,880 for the first half of 2010 as compared with the first half of 2009 as the Company was able to reduce its monthly servicing fees for several months in 2010 using soft dollar credits from its processing vendor. Training costs decreased $27,363 for the first half of 2010 as compared with the first half of 2009 as the Company reduced its budget for off-site conferences and seminars.
Income Taxes
Income taxes increased $572,000 for the second quarter of 2010 as compared with the second quarter of 2009, and increased $457,000 for the first half of 2010 as compared with the first half of 2009. These increases were primarily the result of the overall increase in taxable earnings for these time frames.
The effective tax rate was approximately 27% and (33%) for the quarters ended June 30, 2010 and 2009, respectively, and was approximately 23% and 11% for the six months ended June 30, 2010 and 2009, respectively. Federal tax credits from a low income housing partnership, non-taxable income from certain loans and investments as a component of total income and adjustment for prior quarters’ over accrual of our tax liability contributed to these fluctuations.
FINANCIAL CONDITION
The Company decreased its investment in Federal Home Loan Bank (“FHLB”) stock to $3,370,800 as a result of its decreased borrowing from FHLB.
Available for sale securities increased $29,649,039 at June 30, 2010, compared with December 31, 2009, as the bank subsidiary’s liquidity position allowed. The Company sold its entire mortgage-backed securities portfolio in 2010 and increased its investment in short-term U.S. Treasury securities. The following schedule reflects the mix of available for sale securities at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009

Available for sale securities:
U.S. Treasury	$63,091,080	$24,740,140

U.S. Government agencies	237,395,254	214,578,196

Mortgage-backed securities		31,262,670

States and political subdivisions	39,947,159	40,203,448

Equity securities	649,983	649,983

Total available for sale securities	$341,083,476	$311,434,437

Loans decreased $19,240,626 as a result of principal payments and maturities and the slower volume of new loans, particularly in our real estate and commercial and industrial portfolio. The Company anticipates that its loan portfolio will decline further in 2010. The composition of the loan portfolio as of June 30, 2010 and December 31, 2009 was as follows:

	June 30, 2010	December 31, 2009

Real estate, construction	$91,183,386	$94,460,479
Real estate, mortgage	294,593,546	299,402,982
Loans to finance agricultural production		1,754,796
Commercial and industrial loans	45,994,996	52,250,231
Loans to individuals for household, family and other consumer expenditures	8,317,705	9,049,394
Obligations of states and political subdivisions	5,141,529	7,890,584
All other loans	504,503	167,825

Total	$445,735,665	$464,976,291

Other real estate (“ORE”) decreased $124,400 at June 30, 2010, as compared with December 31, 2009 as sales of ORE have exceeded foreclosures.
The decrease in volume of interest-earning assets has directly impacted accrued interest receivable, which decreased $625,954 during the first half of 2010.
Prepaid FDIC assessments decreased by $632,285 at June 30, 2010 as compared with December 31, 2009 as a result of the amortization of these costs.
Other assets increased $620,130 at June 30, 2010, as compared with December 31, 2009. This increase is primarily attributable to the increase in prepaid expenses. Included in other assets at June 30, 2010 is a deferred tax asset of $353,028, which the Company believes is more likely than not that it will realize.

Total deposits increased $48,853,659 at June 30, 2010, as compared with December 31, 2009. Typically, significant increases or decreases in total deposits and/or significant fluctuations among the different types of deposits from quarter to quarter are anticipated by Management as customers in the casino industry and county and municipal entities reallocate their resources periodically. During the first half of 2010, time deposits with a balance of $100,000 or more increased $28,522,759 and include an increase in public fund time deposits of $41,685,625.
Borrowings from the Federal Home Loan Bank decreased $50,454,285 at June 30,2010 as compared with December 31, 2009 based on the liquidity needs of the bank subsidiary.
Other liabilities increased $21,417,493 at June 30, 2010 as compared with December 31, 2009 due to the acquisition of securities of $19,996,623 which had not settled by June 30, 2010.
SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY
Strength, security and stability have been the hallmark of the Company since its founding in 1985 and of its bank subsidiary since its founding in 1896. A strong capital foundation is fundamental to the continuing prosperity of the Company and the security of its customers and shareholders. One measure of capital adequacy is the primary capital ratio which was 13.07% at June 30, 2010, which is well above the regulatory minimum of 6.00%. Management continues to emphasize the importance of maintaining the appropriate capital levels of the Company and has established the goal of maintaining its primary capital ratio at 8.00%, which is the minimum requirement for classification as being “well-capitalized” by the banking regulatory authorities.
LIQUIDITY
Liquidity represents the Company’s ability to adequately provide funds to satisfy demands from depositors, borrowers and other commitments by either converting assets to cash or accessing new or existing sources of funds. Management monitors these funds requirements in such a manner as to satisfy these demands and provide the maximum earnings on its earning assets. The Company utilizes various tools to project its liquidity needs and performs analyses to determine the accuracy of those projections as well as to anticipate and plan for liquidity risk scenarios.
Deposits, payments of principal and interest on loans, proceeds from maturities, sales and calls of investment securities and earnings on investment securities are the principal sources of funds for the Company.
Borrowings from the Federal Home Loan Bank, federal funds sold and federal funds purchased are also utilized by the Company to manage its daily liquidity position. The Company may also utilize the Federal Reserve Bank Discount Window Primary Credit Program as a source of liquidity, if necessary.

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
The Company has been an accelerated filer since December 31, 2005. Based on the decrease of its market capitalization to $43,604,128 at June 30, 2010, the Company will become a non-accelerated filer on December 31, 2010.
In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“the Act”) was passed by the Congress. The Act increases the supervisory authority of the Federal Reserve Board, creates a new Financial Services Oversight Council, creates a new process to liquidate failed financial firms, creates an independent Bureau of Consumer Financial Protection, implements comprehensive regulation of over-the-counter derivatives, establishes a Federal Insurance Office and increases the transparency and accountability for credit rating agencies. The Act requires more than 60 studies to be conducted and more than 200 regulations to be written over the next one to two years. The true impact of the legislation on the Company will be unknown until these are complete.
Item 4: Controls and Procedures
As of June 30, 2010, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There were no changes in the Company’s internal control over financial reporting that occurred during the period ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1: Legal Proceedings
The bank is involved in various legal matters and claims which are being defended and handled in the ordinary course of business. None of these matters is expected, in the opinion of Management, to have a material adverse effect upon the financial position or results of operations of the Company.
Item 6 — Exhibits and Reports on Form 8-K
(a) Exhibits

Exhibit 10.1:	Description of Bonus Plan
Exhibit 31.1:	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002
Exhibit 31.2:	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002
Exhibit 32.1:	Certification of Chief Executive Officer Pursuant to l8 U.S.C. ss. 1350
Exhibit 32.2:	Certification of Chief Financial Officer Pursuant to l8 U.S.C. ss. 1350
(b) Reports on Form 8-K
A Form 8-K was filed on April 16, 2010, April 21, 2010, June 23, 2010 and July 28, 2010.

SIGNATURES
Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL CORPORATION (Registrant) Date: August 9, 2010
By:	/s/ Chevis C. Swetman
Chevis C. Swetman
Chairman, President and Chief Executive Officer (principal executive officer)
Date: August 9, 2010
By:	/s/ Lauri A. Wood
Lauri A. Wood
Chief Financial Officer and Controller (principal financial and accounting officer)