Form 10-Q
period 2010-09-30
PEOPLES FINANCIAL CORP /MS/
filed 2010-11-08
CIK 770460

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date. Peoples Financial Corporation has only one class of common stock authorized. At October 29, 2010, there were 15,000,000 shares of $1 par value common stock authorized, with 5,151,697 shares issued and outstanding.

Part 1 — Financial Information Item 1: Financial Statements
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 4: Controls and Procedures
PART II — OTHER INFORMATION
Item 1: Legal Proceedings
Item 6 — Exhibits and Reports on Form 8-K
SIGNATURES
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Part 1 — Financial Information
Item 1: Financial Statements
Peoples Financial Corporation and Subsidiaries
Consolidated Statements of Condition

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)

Assets
Cash and due from banks	$34,523,516	$29,155,294
Available for sale securities	302,832,580	311,434,437
Held to maturity securities, fair value of $2,972,300 at September 30, 2010; $3,340,974 at December 31, 2009	2,814,137	3,201,966
Other investments	4,020,754	4,036,304
Federal Home Loan Bank Stock, at cost	3,375,400	5,015,900
Loans	422,161,589	464,976,291
Less: Allowance for loan losses	8,995,828	7,827,806

Loans, net	413,165,761	457,148,485
Bank premises and equipment, net of accumulated depreciation	30,150,716	31,418,884
Other real estate	2,818,833	1,521,313
Accrued interest receivable	3,307,210	4,646,752
Cash surrender value of life insurance	15,786,368	15,329,394
Prepaid FDIC assessments	3,990,239	4,958,309
Other assets	2,651,824	1,139,861

Total assets	$819,437,338	$869,006,899

Peoples Financial Corporation and Subsidiaries
Consolidated Statements of Condition (continued)

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Liabilities & Shareholders’ Equity
Liabilities:
Deposits:
Demand, non-interest bearing	$116,955,635	$96,541,387
Savings and demand, interest bearing	221,140,824	206,167,484
Time, $100,000 or more	144,589,941	117,347,663
Other time deposits	50,229,892	50,644,895

Total deposits	532,916,292	470,701,429
Federal funds purchased and securities sold under agreements to repurchase	142,380,679	174,430,877
Borrowings from Federal Home Loan Bank	18,978,441	104,270,452
Other liabilities	17,019,609	16,016,204

Total liabilities	711,295,021	765,418,962
Shareholders’ Equity:
Common stock, $1 par value, 15,000,000 shares authorized, 5,151,697 shares issued and outstanding at September 30, 2010 and December 31, 2009	5,151,697	5,151,697
Surplus	65,780,254	65,780,254
Undivided profits	34,968,596	32,853,346
Accumulated other comprehensive income (loss), net of tax	2,241,770	(197,360)

Total shareholders’ equity	108,142,317	103,587,937

Total liabilities & shareholders’ equity	$819,437,338	$869,006,899

See selected notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Interest income:
Interest and fees on loans	$4,814,583	$5,028,179	$14,695,051	$15,232,634
Interest and dividends on securities:
U.S. Treasury	77,382	243,566	402,860	1,019,885
U.S. Government agencies	1,620,180	2,704,828	6,232,606	7,474,592
Mortgage-backed securities		388,091	518,924	1,179,745
States and political subdivisions	332,366	291,065	1,005,963	903,488
Other investments	14,769	9,673	22,423	16,567
Interest on federal funds sold	4,496	5,194	9,832	6,631

Total interest income	6,863,776	8,670,596	22,887,659	25,833,542

Interest expense:
Deposits	826,304	1,072,368	2,493,090	4,026,055
Long-term borrowings	57,894	141,723	304,098	413,500
Federal funds purchased and securities sold under agreements to repurchase	249,005	437,897	811,746	1,531,569

Total interest expense	1,133,203	1,651,988	3,608,934	5,971,124

Net interest income	5,730,573	7,018,608	19,278,725	19,862,418
Provision for allowance for losses on loans	1,045,000	1,875,000	3,780,000	3,725,000

Net interest income after provision for allowance for losses on loans	$4,685,573	$5,143,608	$15,498,725	$16,137,418

Peoples Financial Corporation and Subsidiaries
Consolidated Statements of Income (continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Non-interest income:
Trust department income and fees	$352,712	$355,982	$942,949	$1,017,998
Service charges on deposit accounts	1,513,957	1,692,387	4,665,945	5,057,784
Gain on sales or calls of securities	92,023	265,247	1,659,509	402,046
Other income	254,446	281,810	762,394	906,395

Total non-interest income	2,213,138	2,595,426	8,030,797	7,384,223

Non-interest expense:
Salaries and employee benefits	3,393,160	3,557,067	10,203,623	10,631,766
Net occupancy	604,669	564,631	1,673,567	1,757,734
Equipment rentals, depreciation and maintenance	911,225	939,523	2,797,990	2,844,079
FDIC assessments	400,307	251,508	1,141,211	875,947
Other expense	1,621,950	1,357,195	4,731,194	4,199,331

Total non-interest expense	6,931,311	6,669,924	20,547,585	20,308,857

Income before income taxes	(32,600)	1,069,110	2,981,937	3,212,784
Income taxes	(397,000)	95,000	300,000	335,000

Net income	$364,400	$974,110	$2,681,937	$2,877,784

Basic and diluted earnings per share	$.07	$.19	$.52	$.56

See selected notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries
Consolidated Statement of Shareholders’ Equity

					Accumulated
	Number of				Other
	Common	Common		Undivided	Comprehensive	Comprehensive
	Shares	Stock	Surplus	Profits	Income (Loss)	Income	Total
Balance, January 1, 2010	5,151,697	$5,151,697	$65,780,254	$32,853,346	$(197,360)		$103,587,937
Comprehensive Income:
Net income				2,681,937		$2,681,937	2,681,937
Net unrealized gain on available for sale securities, net of tax					3,473,671	3,473,671	3,473,671
Reclassification adjustment for available for sale securities called or sold in current year, net of tax					(1,034,541)	(1,034,541)	(1,034,541)

Total comprehensive income						$5,121,067

Dividend declared, ($.11 per share)				(566,687)			(566,687)

Balance, Sept. 30, 2010	5,151,697	$5,151,697	$65,780,254	$34,968,596	$2,241,770		$108,142,317

Note: Balances as of January 1, 2010 were audited.
See selected notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2010	2009

Cash flows from operating activities:

Net income	$2,681,937	$2,877,784

Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	1,807,000	1,798,500
Provision for allowance for loan losses	3,780,000	3,725,000
Loss on writedown of other real estate	77,350
Loss on sales of other real estate	48,850	3,000
(Income) loss on other investments	15,550	(110,338)
Gain on sales and calls of securities	(1,659,509)	(402,046)
Loss on impairment of equity securities		149,517
Change in accrued interest receivable	1,339,542	461,749
Change in other assets	(893,521)	(801,830)
Change in other liabilities	385,503	2,540,113

Net cash provided by operating activities	7,582,702	10,241,449

Cash flows from investing activities:

Proceeds from maturities, sales and calls of available for sale securities	337,327,553	218,568,260
Investment in available for sale securities	(323,142,857)	(215,425,390)
Proceeds from maturities of held to maturity securities	389,920	195,000
Investment in held to maturity securities	(2,091)	(2,012)
(Investment in) redemption of Federal Home Loan Bank Stock	1,640,500	(1,453,100)
Proceeds from sales of other real estate	1,092,500	326,076
Loans, net change	37,686,504	(8,054,574)
Acquisition of premises and equipment	(538,832)	(88,645)
Change in cash surrender value of life insurance	(458,474)	(453,808)

Net cash provided by (used in) investing activities	$53,994,723	$(6,388,193)

Peoples Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Nine Months Ended September 30,
	2010	2009

Cash flows from financing activities:

Demand and savings deposits, net change	$35,387,588	$(21,400,239)
Time deposits, net change	26,827,275	52,491,912
Cash dividends	(1,081,857)	(2,614,119)
Retirement of common stock		(2,366,559)
Borrowings from Federal Home Loan Bank	621,880,492	219,906,300
Repayments to Federal Home Loan Bank	(707,172,503)	(219,971,353)
Federal funds purchased and securities sold under agreements to repurchase, net change	(32,050,198)	(38,126,176)

Net cash used in financing activities	(56,209,203)	(12,080,234)

Net increase (decrease) in cash and cash equivalents	5,368,222	(8,226,978)

Cash and cash equivalents, beginning of year	29,155,294	34,019,590

Cash and cash equivalents, end of year	$34,523,516	$25,792,612

See selected notes to consolidated financial statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2010 and 2009
1. Basis of Presentation:
The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the financial position of Peoples Financial Corporation and its subsidiaries (the “Company”) as of September 30, 2010 and the results of their operations and their cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2009 Annual Report and Form 10-K.
The results of operations for the nine months ended September 30, 2010, are not necessarily indicative of the results to be expected for the full year.
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
2. Earnings Per Share:
Per share data is based on the weighted average shares of common stock outstanding of 5,151,697 and 5,176,744 for the nine months ended September 30, 2010 and 2009, respectively, and 5,151,697 for the quarters ended September 30, 2010 and 2009, respectively.
3. Statements of Cash Flows:
The Company has defined cash and cash equivalents to include cash and due from banks and federal funds sold. The Company paid $3,621,074 and $6,094,012 for the nine months ended September 30, 2010 and 2009, respectively, for interest on deposits and borrowings. Income tax payments of $2,332,000 and $520,000 were made during the nine months ended September 30, 2010 and 2009, respectively. Loans in the amount of $2,516,220 and $520,000 were transferred to other real estate during the nine months ended September 30, 2010 and 2009, respectively.

4. Investments:
The amortized cost and estimated fair value of securities at September 30, 2010 and December 31, 2009, respectively, were as follows:

		Gross	Gross
		unrealized	unrealized	Estimated
September 30, 2010	Amortized cost	gains	losses	fair value

Available for sale securities:
Debt securities:
U.S. Treasury	$48,006,860	$77,594	$(81)	$48,084,373
U.S. Government agencies	209,984,401	2,569,662	(47,470)	212,506,593
States and political subdivisions	39,495,091	2,237,940	(141,400)	41,591,631

Total debt securities	297,486,352	4,885,196	(188,951)	302,182,597
Equity securities	649,983			649,983

Total available for sale securities	$298,136,335	$4,885,196	$(188,951)	$302,832,580

Held to maturity securities:
States and political subdivisions	$2,814,137	$158,163	$	$2,972,300

Total held to maturity securities	$2,814,137	$158,163	$	$2,972,300

		Gross	Gross
		unrealized	unrealized		Estimated
December 31, 2009	Amortized cost	gains	losses		fair value

Available for sale securities:
Debt securities:
U.S. Treasury	$23,987,222	$752,918	$		$24,740,140
U.S. Government agencies	216,473,270	695,213		(2,590,287)	214,578,196
Mortgage-backed securities	30,035,546	1,278,310		(51,186)	31,262,670
States and political subdivisions	39,290,502	1,179,412		(266,466)	40,203,448

Total debt securities	309,786,540	3,905,853		(2,907,939)	310,784,454
Equity securities	649,983				649,983

Total available for sale securities	$310,436,523	$3,905,853		$(2,907,939)	$311,434,437

Held to maturity securities:
States and political subdivisions	$3,201,966	$139,008	$		$3,340,974

Total held to maturity securities	$3,201,966	$139,008	$		$3,340,974

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
The balances of available for sale securities, which are the only assets measured at fair value on a recurring basis, by level within the hierarchy, as of September 30, 2010 and December 31, 2009 were as follows:

		Fair Value Measurement Using
September 30, 2010:	Total	Level 1	Level 2	Level 3

U.S. Treasury	$48,084,373	$	$48,084,373	$
U.S. Government agencies	212,506,593		212,506,593
States and political subdivisions	41,591,631		41,591,631
Equity securities	649,983		649,983

Totals	$302,832,580	$	$302,832,580	$

		Fair Value Measurement Using
December 31, 2009:	Total	Level 1	Level 2	Level 3

U.S. Treasury	$24,740,140	$	$24,740,140	$
U.S. Government agencies	214,578,196		214,578,196
Mortgage-backed securities	31,262,670		31,262,670
States and political subdivisions	40,203,448		40,203,448
Equity securities	649,983		649,983

Totals	$311,434,437	$	$311,434,437	$

At September 30, 2010, available for sale securities with an amortized cost of $298,136,335 were reported at a fair value, net of unrealized gains and losses, of $302,832,580. The net change in unrealized loss of $2,439,130 was included in comprehensive income during the first nine months of 2010. At December 31, 2009, available for sale securities with an amortized cost of $310,436,523 were reported at a fair value, net of unrealized gains and losses, of $311,434,437. The net change in unrealized gain of $2,867,464 was included in comprehensive income during the year ended December 31, 2009.
The amortized cost and estimated fair value of debt securities at September 30, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Estimated
	Amortized cost	fair value

Available for sale securities:
Due in one year or less	$39,019,639	$39,045,296
Due after one year through five years	91,047,253	92,346,530
Due after five years through ten years	90,858,610	93,147,617
Due after ten years	76,560,850	77,643,154

Totals	$297,486,352	$302,182,597

Held to maturity securities:
Due in one year or less	$210,000	$213,437
Due after one year through five years	1,606,671	1,717,626
Due after five years through ten years	997,466	1,041,237

Totals	$2,814,137	$2,972,300

Securities with gross unrealized losses at September 30, 2010 and December 31, 2009, respectively, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	Less Than Twelve Months		Over Twelve Months			Total
		Gross			Gross		Gross
		Unrealized			Unrealized		Unrealized
September 30, 2010	Fair Value	Loss	Fair Value		Loss	Fair Value	Loss

U.S. Treasury	$7,049,389	$81	$		$	$7,049,389	$81
U.S. Government agencies	18,452,530	47,470				18,452,530	47,470
States and political subdivisions	2,117,991	109,424		630,489	31,976	2,748,480	141,400

TOTAL	$27,619,910	$156,975		$630,489	$31,976	$28,250,399	$188,951

	Less Than Twelve Months		Over Twelve Months			Total
		Gross			Gross		Gross
		Unrealized			Unrealized		Unrealized
December 31, 2009:	Fair Value	Loss	Fair Value		Loss	Fair Value	Loss

U.S. Government agencies	$138,913,530	$2,590,287	$		$	$138,913,530	$2,590,287
Mortgage-backed Securities	4,856,429	51,186				4,856,429	51,186
States and political subdivisions	9,501,227	148,396		2,520,564	118,070	12,021,791	266,466

TOTAL	$153,271,186	$2,789,869		$2,520,564	$118,070	$155,791,750	$2,907,939

Management evaluates securities for other-than-temporary impairment on a monthly basis. In performing this evaluation, the length of time and the extent to which the fair value has been less than cost, the fact that the Company’s securities are primarily issued by U.S. Treasury and U.S. Government Agencies and the cause of the decline in value are considered. In addition, the Company does not intend to sell and it is not more likely than not that we will be required to sell these securities before maturity. While some available for sale securities have been sold for liquidity purposes, the Company has traditionally held its securities, including those classified as available for sale, until maturity. As a result of this evaluation, the Company has determined that the declines summarized in the tables above are not deemed to be other-than-temporary.

5. Loans:
Loans past due ninety days or more and still accruing were $3,158,755 and $6,733,659 at September 30, 2010 and December 31, 2009, respectively.
On September 1, 2010, the Company modified two loans by granting interest rate concessions to the borrowers. These loans are in compliance with these modified terms and the Company has classified them as troubled debt restructurings.
Impaired loans include the restructured loans totaling $708,149 at September 30, 2010 and nonaccrual loans which amounted to $22,126,831 and $22,005,748 at September 30, 2010 and December 31, 2009, respectively. The average recorded investment in impaired loans amounted to approximately $18,052,178 and $25,551,787 at September 30, 2010 and December 31, 2009, respectively. Impaired loans amounting to $10,797,373 and $6,852,271 had a specific allowance of $2,964,350 and $1,739,250 at September 30, 2010 and December 31, 2009, respectively. Impaired loans amounting to $12,037,607 and $15,153,477 did not have a specific allowance at September 30, 2010 and December 31, 2009, respectively. At September 30, 2010, impaired loans with a carrying amount of $12,037,607 were written down to their fair value of $11,917,278 through a $120,329 charge to the provision for loan losses. At December 31, 2009, impaired loans with a carrying amount of $22,005,748 were written down to their fair value of $20,110,334 through a $1,895,414 charge to the provision for loan losses. No material interest income was recognized on impaired loans for the nine months ended September 30, 2010 or the year ended December 31, 2009.
At each reporting period, the Company determines which loans are impaired. Accordingly, the Company’s impaired loans are reported at their estimated fair value on a non-recurring basis. An allowance for each impaired loan is calculated based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of its collateral. Most of the Company’s impaired loans are collateral-dependent. The fair value of the collateral for these loans is based on appraisals performed by third-party valuation specialists, comparable sales and other estimates of fair value obtained principally from independent sources such as the Multiple Listing Service or county tax assessors’ listings, adjusted for estimated selling costs. The Company has a Real Estate Appraisal Policy (the “Policy”) which is in compliance with the guidelines set forth in the “Interagency Appraisal and Evaluation Guidelines” which implement Title XI of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”). The Policy further requires that appraisals be in writing and conform to the Uniform Standards of Professional Appraisal Practice (“USPAP”). An appraisal prepared by a state-licensed or state-certified appraiser is required on all new loans secured by real estate in excess of $250,000. Loans secured by real estate in an amount of $250,000 or less, or that qualify for an exemption under FIRREA, must have a summary appraisal report or in-house evaluation, depending on the facts and circumstances. Factors, including the assumptions and techniques utilized by the appraiser, which could result in a downward adjustment to the collateral value estimates indicated in the appraisal, are considered by the Company.
Changes in the general economy, or economy or real estate market in a particular geographic area or industry are reflected in the general reserve component of the allowance for loan losses.

Appraisals are generally considered to be valid for a period of at least twelve months. However, appraisals that are less than 12 months old may need to be adjusted. The criteria for determining whether an existing appraisal remains valid will vary depending upon the condition of the property, time, volatility of the local market and loan to value issues. Through the loan review process, suspected deterioration or downgrade of a loan might indicate that a new appraisal is needed. A decline in the credit quality or ability to repay of a borrower is the primary indicator for the need of an updated appraisal on the related collateral.
Management has determined that appraisals on impaired loans should be discounted to record the fair value of collateral. The discounts applied to those appraisals are the same as the loan to value percentages specified in the Company’s Loan Policy for new loans, supported by Management’s experience. Loan to value percentages are from 65% on unimproved real estate (a 35% discount), 70% - 75% on improved residential and commercial real estate (a 25% — 30% discount) and 80% on improved owner occupied residential real estate (a 20% discount). Every appraisal is discounted, as the Company does not make loans where the loan to value is 100%.
If the recorded investment in the impaired loan exceeds the measure of fair value of the collateral, a valuation allowance is recorded as a component of the allowance for loan losses.
The balances of impaired loans, which are measured at fair value on a non-recurring basis, by level within the hierarchy as of September 30, 2010 and December 31, 2009 were as follows:

		Fair Value Measurement Using
	Total	Level 1	Level 2	Level 3
September 30, 2010	$19,750,301	$	$11,917,278	$7,833,023
December 31, 2009	20,110,334		20,110,334
The following table sets forth a summary of changes in the fair value of impaired loans, the Company’s only Level 3 assets:

For the nine
months ended
september 30, 2010
Fair value, beginning of period	$
Net gains	7,833,023

Fair value, end of period	$7,833,023

When Management determines that it has sustained a loss on a loan, it may be necessary to foreclose on the related collateral. Other real estate acquired through foreclosure is carried at fair value, less estimated costs to sell. The fair value of the collateral is based on appraisals performed by third-party valuation specialists. Factors including the assumptions and techniques utilized by the appraiser are considered by Management. If the current appraisal is more than one year old and/or the loan balance is more than $200,000, a new appraisal is obtained. Otherwise, the Bank’s in-house property evaluator and management will determine the fair value of the collateral, based on comparable sales, market conditions, Management’s plans for disposition and other estimates of fair value obtained from principally independent sources, adjusted for estimated selling costs. Accordingly, the Company’s other real estate is reported at its estimated fair value on a non-recurring basis.
The balances of other real estate, which are measured at fair value on a non-recurring basis, by level within the hierarchy as of September 30, 2010 and December 31, 2009 were as follows:

		Fair Value Measurement Using
	Total	Level 1	Level 2	Level 3
September 30, 2010	$2,818,833	$	$2,818,833	$
December 31, 2009	1,521,313		1,521,313
6. Allowance for Loan Losses:
Transactions in the allowance for loan losses were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Balance, beginning of period	$9,167,927	$9,797,881	$7,827,806	$11,113,575
Recoveries	90,591	5,140	164,792	334,774
Loans charged off	(1,307,690)	(3,571,433)	(2,776,770)	(7,066,761)
Provision for allowance for loan losses	1,045,000	1,875,000	3,780,000	3,725,000

Balance, end of period	$8,995,828	$8,106,588	$8,995,828	$8,106,588

7. Deposits:
At September 30, 2010, time deposits of $100,000 or more include brokered deposits of $29,399,000, of which $19,399,000 matures in 2011 and $10,000,000 matures in 2012.
8. Other Comprehensive Income:
The income tax effect from the unrealized gain on available for sale securities on accumulated other comprehensive income was $1,256,521 at September 30, 2010.
9. Shareholders’ Equity:
On June 23, 2010, the Board approved a semi-annual dividend of $.11 per share with a record date of July 9, 2010 and distribution date of July 16, 2010.

10. Fair Value of Financial Instruments:
The carrying amounts and estimated fair value for financial assets and financial liabilities at September 30, 2010 and December 31, 2009, respectively, were as follows:

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets:
Cash and due from banks	$34,523,516	$34,523,516	$29,155,294	$29,155,294
Available for sale securities	302,832,580	302,832,580	311,434,437	311,434,437
Held to maturity securities	2,814,137	2,972,300	3,201,966	3,340,974
Other investments	4,020,754	4,020,754	4,036,304	4,036,304
Federal Home Loan Bank stock	3,375,400	3,375,400	5,015,900	5,015,900
Loans, net	413,165,761	416,311,962	457,148,485	460,587,836
Cash surrender value	15,786,368	15,786,368	15,329,394	15,329,394
Financial Liabilities:
Deposits:
Non-interest bearing	116,955,635	116,955,635	96,541,387	96,541,387
Interest bearing	415,960,657	416,784,975	374,160,042	375,051,835

Total deposits	532,916,292	533,740,610	470,701,429	471,593,222
Federal funds purchased and securities sold under agreements to repurchase	142,380,679	142,380,679	174,430,877	174,430,877
Borrowings from Federal Home Loan Bank	18,978,441	20,586,523	104,270,452	105,815,000
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
In July 2010, the FASB issued Accounting Standards Update No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU No. 2010-20”). ASU No. 2010-20 requires enhanced disclosures, including a greater level of disaggregated information, about the credit quality of financial receivables and the allowance for credit losses. Additionally, this standards update also requires an entity to disclose credit quality indicators, past due information, modifications to financing receivables and significant purchases and sales of financing receivables. The disclosures as of the end of a reporting period under ASU No. 2010-20 are effective for the Company for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for the Company for interim and annual reporting periods beginning on or after December 15, 2010. It is not expected to have a material impact on Company’s results of operations or financial position, but will require additional disclosures.
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
New Accounting Pronouncements
The FASB has issued a number of Accounting Standards Updates, which have been disclosed in Note 11. The Company does not expect that any of these updates will have a material impact on its results of operations, financial position or disclosures.
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
Allowance for loan losses:
The Company’s most critical accounting policy relates to its allowance for loan losses (“ALL”), which reflects the estimated losses resulting from the inability of its borrowers to make loan payments. The ALL is established and maintained at an amount sufficient to cover the estimated loss associated with the loan portfolio of the Company as of the date of determination. Credit losses arise not only from credit risk, but also from other risks inherent in the lending process including, but not limited to, collateral risk, operation risk, concentration risk and economic risk. As such, all related risks of lending are considered when assessing the adequacy of the ALL. On a quarterly basis, Management estimates the probable level of losses to determine if the allowance is adequate to absorb reasonably foreseeable, anticipated losses in the existing portfolio based on our past loan loss experience, known and inherent risk in the portfolio, adverse situations that may affect the borrowers’ ability to repay and the estimated value of any underlying collateral and current economic conditions. If there was a deterioration of any of the factors considered by Management in evaluating the allowance for loan losses, the estimate of loss would be updated, and additional provisions for loan losses may be required. The analysis divides the portfolio into two segments: a pool analysis of loans based upon loss history by loan type and a specific reserve analysis for those loans considered impaired under generally accepted accounting principles. All credit relationships with an outstanding balance of $100,000 or greater are individually reviewed for impairment. All losses are charged to the ALL when the loss actually occurs or when a determination is made that a loss is likely to occur; recoveries are credited to the ALL at the time of receipt.
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
OVERVIEW
The Company’s subsidiary is a community bank serving the financial and trust needs of its customers in Harrison, Hancock, Jackson and Stone Counties in Mississippi. Maintaining a strong core deposit base and providing commercial and real estate lending services in its trade area is the traditional focus of the Bank. Growth has largely been achieved through de novo branching activity, and it is expected that this strategy will continue to be utilized in the future.
With the focus of our core business being on the Mississippi Gulf Coast, any significant local events have the potential to impact the Company’s business. Although the recent oil spill in the Gulf of Mexico has not had a significant direct impact on the Company, its effects on the seafood and tourism industries in our trade area and the local economy in general may not be known for years to come. Additionally, the current interest rate environment, the decline in the value of real estate and the general economic downturn on a local and national level has affected the Company’s results. Managing the net interest margin in the Company’s highly competitive market and in the context of larger national economic conditions has been very challenging and will continue to be so for the foreseeable future.
Net income for the third quarter of 2010 was $364,400 compared with $974,110 for the third quarter of 2009 and for the first three quarters of 2010 was $2,681,937 compared with $2,877,784 for the first three quarters of 2009. These decreases were almost entirely due to the decrease in net interest income of $1,288,035 and $583,693 for the third quarter of 2010 as compared with the third quarter of 2009 and the nine months ended September 30, 2010 as compared with the nine months ended September 30, 2009, respectively. More than $230 million of the Company’s investment in U.S. Agency securities have been called during the current year, with most of the proceeds being invested in similar securities but at a significantly lower rate. Management plans to modify its investment strategy beginning in the fourth quarter of 2010 in order to seek opportunities to improve the yield on its investment portfolio.
Monitoring asset quality and addressing potential losses in our loan portfolio continues to be emphasized during these difficult economic times. During the third quarter of 2009, non-performing loans, particularly non-accrual loans, increased significantly and remained at those levels at September 30, 2010. Approximately 35% of our total nonaccrual loans as of September 30, 2010 relates to one performing credit relationship which has been classified as nonaccrual by the banking regulators in their shared national credit review.
Total assets at September 30, 2010 decreased $49,569,561 as compared with December 31, 2009. Available for sale securities decreased $8,601,857 while loans decreased $42,814,702 as principal payments and maturities outpaced new loan volume. Deposits increased by $62,214,863 at September 30, 2010, providing the liquidity for borrowings from the Federal Home Loan Bank to decrease $85,292,011 as compared with December 31, 2009.
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

Quarter Ended September 30, 2010 as Compared with Quarter Ended September 30, 2009 The Company’s average interest earning assets decreased approximately $66,194,000, or 8%, from approximately $823,075,000 for the third quarter of 2009 to approximately $756,881,000 for the third quarter of 2010. The Company’s average balance sheet has shrunk as principal payments and maturities of loans have outpaced new loans and investments have been called or sold.
The average yield on earning assets decreased 57 basis points from 4.29% for the third quarter of 2009 to 3.72% for the third quarter of 2010, with the biggest impact being to the yield on taxable available for sale securities. The Company’s investment and liquidity strategy has been to invest most of the proceeds from sales and calls of securities in similar securities with a maturity of two years, the interest rates on which have decreased dramatically. As a result, the yield on taxable available for sale securities decreased from 4.36% for the third quarter of 2009 to 2.51% for the third quarter of 2010. Beginning in the fourth quarter of 2010, Management has begun acquiring such securities with a maturity of five years in order to improve the yield.
Average interest bearing liabilities decreased approximately $81,450,000, or 12%, from approximately $693,250,000 for the third quarter of 2009 to approximately $611,800,000 for the third quarter of 2010. The average rate paid on interest bearing liabilities decreased 21 basis points, from .95% for the third quarter of 2009 to .74% for the third quarter of 2010. This dramatic decrease is the result of utilizing lower cost funding sources including brokered deposits and Federal Home Loan Bank advances in 2010 as compared with 2009. The Company believes that it is unlikely that its cost of funds can be materially reduced further.
The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 3.12% at September 30, 2010, down 36 basis points from 3.48% at September 30, 2009. In addition to adjusting the duration of investment purchases, the Company is also establishing floors on new and renewing loans in order to improve the net interest margin.
Nine Months Ended September 30, 2010 as Compared with Nine Months Ended September 30, 2009 The Company’s average interest earning assets decreased approximately $61,078,000, or 8%, from approximately $827,475,000 for the first nine months of 2009 to approximately $766,397,000 for the first nine months of 2010. The Company’s average balance sheet has shrunk as principal payments and maturities of loans have outpaced new loans and investments have been called and sold.
The average yield on earning assets decreased 17 basis points, from 4.24% for the first nine months of 2009 to 4.07% for the first nine months of 2010. The yield on taxable available for sale securities decreased from 4.11% for the first nine months of 2009 to 3.55% for the first nine months of 2010, as a result of the investment strategy employed by the Company. As discussed in the quarter comparison above, investment maturities will be extended for future purchases.
Average interest bearing liabilities decreased approximately $61,336,000, or 9%, from approximately $690,195,000 for the first nine months of 2009 to approximately $628,859,000 for the first nine months of 2010. The average rate paid on interest bearing liabilities decreased 38 basis points, from 1.15% for the first nine months of 2009 to .77% for the first nine months of 2010. This decrease is the result of utilizing lower cost funding sources including brokered deposits and Federal Home Loan Bank advances in 2010 as compared with 2009. The Company believes that it is unlikely that its cost of funds can be materially reduced further.
The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 3.44% at September 30, 2010, up 16 basis points from 3.28% at September 30, 2009. The net interest margin increase for the first nine months of 2010 reflects only one quarter of the dramatic decrease in yield on taxable available for sale securities.
The tables on the following pages analyze the changes in tax-equivalent net interest income for the quarters ended September 30, 2010 and 2009 and the nine months ended September 30, 2010 and 2009.

Analysis of Average Balances, Interest Earned/Paid and Yield
(In Thousands)

	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate

Loans (2)(3)	$428,664	$4,815	4.49%	$466,954	$5,028	4.30%
Federal Funds Sold	10,202	5	0.20%	7,631	5	0.26%
HTM:
Non taxable (1)	2,814	40	5.69%	3,201	39	4.87%
AFS:
Taxable	270,549	1,698	2.51%	306,267	3,336	4.36%
Non taxable (1)	40,627	462	4.55%	34,848	402	4.61%
Other	4,025	15	1.49%	4,174	10	0.96%

Total	$756,881	$7,035	3.72%	$823,075	$8,820	4.29%

Savings & interest-bearing DDA	$217,807	$251	0.46%	$225,233	$303	0.54%
CD’s	194,379	575	1.18%	203,479	769	1.51%
Federal funds purchased	151,615	249	0.66%	209,578	437	0.83%
FHLB advances	47,999	58	0.48%	54,960	142	1.03%

Total	$611,800	$1,133	0.74%	$693,250	$1,651	0.95%

Net tax-equivalent yield on earning assets			3.12%			3.48%

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2010 and 2009.

(2)	Loan fees of $60,510 and $107,898 for 2010 and 2009, respectively, are included in these figures.

(3)	Includes nonaccrual loans.

Analysis of Average Balances, Interest Earned/Paid and Yield
(In Thousands)

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
		Interest			Interest
	Average Balance	Earned/Paid	Rate	Average Balance	Earned/Paid	Rate

Loans (2)(3)	$443,282	$14,695	4.42%	$470,290	$15,233	4.32%
Federal Funds Sold	6,315	10	0.21%	3,409	7	0.27%
HTM:
Non taxable (1)	3,012	116	5.14%	3,286	129	5.23%
AFS:
Taxable	268,584	7,154	3.55%	313,690	9,674	4.11%
Non taxable (1)	40,446	1,408	4.64%	33,645	1,239	4.91%
Other	4,758	22	0.62%	3,155	17	0.72%

Total	$766,397	$23,405	4.07%	$827,475	$26,299	4.24%

Savings & interest-bearing DDA	$221,561	$829	0.50%	$235,388	$1,540	0.87%
CD’s	189,707	1,664	1.17%	198,821	2,486	1.67%
Federal funds purchased	159,281	812	0.68%	222,447	1,532	0.92%
FHLB advances	58,310	304	0.70%	33,539	413	1.64%

Total	$628,859	$3,609	0.77%	$690,195	$5,971	1.15%

Net tax-equivalent yield on earning assets			3.44%			3.28%

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2010 and 2009.

(2)	Loan fees of $376,112 and $395,114 for 2010 and 2009, respectively, are included in these figures.

(3)	Includes nonaccrual loans.

Provision for Loan Losses
In the normal course of business, the Company assumes risk in extending credit to its customers. This credit risk is managed through compliance with the loan policy, which is approved by Board of Directors. The policy establishes guidelines relating to underwriting standards, including but not limited to financial analysis, collateral valuation, lending limits, pricing considerations and loan grading. A loan review process further assists with evaluating credit quality and assessing potential performance issues. Loan delinquencies and deposit overdrafts are closely monitored in order to identify developing problems as early as possible. In addition, the Company continuously monitors its relationships with its loan customers in concentrated industries such as gaming and hotel/motel, as well as the exposure for out of area, land, development, construction and commercial real estate loans, and their direct and indirect impact on its operations. A watch list of credits which pose a potential loss to the Company is prepared based on the loan grading system. This list forms the foundation of the Company’s allowance for loan loss computation.
Management relies on its guidelines and existing methodology to monitor the performance of its loan portfolio and to identify and estimate potential losses based on the best available information. The potential effect of the economic downturn on a national and local level, the decline in real estate values and actual losses incurred by the Company were key factors in our analysis. The potential direct and/or indirect impact of the oil spill in the Gulf of Mexico on the Company and its customers was also considered and will continue to be monitored as there is sufficient uncertainty as to the ultimate impact. However, no potential losses as a result of the spill were identified at September 30, 2010.
The Company’s on-going, systematic evaluation resulted in the Company recording a provision for loan losses of $1,045,000 and $1,875,000 for the third quarter of 2010 and 2009, respectively, and $3,780,000 and $3,725,000 for the nine months ended September 30, 2010 and 2009, respectively. The allowance for loan losses as a percentage of loans was 2.13% at September 30, 2010 as compared with 1.68% at December 31, 2009, in part due to the decrease in loans of $42,814,702 during this time frame. Net charge-offs were $2,611,978 for the first nine months of 2010 as compared with $6,731,987 for the first nine months of 2009 as more potential losses on loans were identified during the prior year. Most of the Company’s charge-offs were partial charge-offs, which represent that portion of a loan which is deemed to be uncollectible.
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
Non-interest income
Total non-interest income decreased $382,288 for the third quarter of 2010 as compared with the third quarter of 2009. This decrease was primarily the result of a gain on sales or calls or securities of $92,023 in 2010 as compared with $265,247 in 2009 as the Company executed sales when it could maximize proceeds. Service charges on deposit accounts were impacted by the local economy and customers opting out of overdraft protection for debit card transactions which resulted in the decrease in NSF fee income of $174,276.
Total non-interest income increased $646,574 for the first nine months of 2010 as compared with the first nine months of 2009. This increase was primarily the result of gains on sales or calls or securities of $1,257,463 in 2010 as compared with $402,046 in 2009 as the Company liquidated its entire mortgage-backed securities portfolio and some of its short-term U.S. Treasuries during the second quarter of 2010. Trust department income and fees decreased $75,079 for the first nine months of 2010 as compared with the first nine months of 2009 as a result of the decrease in market value, on which fees are based, of personal trust accounts. Service charges on deposit accounts were impacted by the local economy and customers opting out of overdraft protection for debit card transactions which resulted in the decrease in NSF fee income of $349,617 for the first nine months of 2010 as compared with the first nine months of 2009. Other income decreased $144,001 for the first nine months of 2010 as compared with the first nine months of 2009. Other income for 2010 included a decrease in rental income of $73,891 as the Company lost one tenant who had occupied a large rental space in its Downtown Gulfport branch. Other income for 2009 included gains of $94,423 from the sale of bank assets.
Non-interest expense
Total non-interest expense increased $261,387 for the third quarter of 2010 as compared with the third quarter of 2009. Salaries and employee benefits decreased $163,907 in 2010 as compared with 2009 as a result of the decrease in the number of employees as a result of attrition during 2009 and 2010. FDIC regular assessments have increased for 2010 as banks fund the replenishment of the bank insurance fund which was depleted in recent years by bank closures. Other expense increased $264,755 in 2010 as compared with 2009 as a result of increased data processing charges, franchise tax expense and legal fees. For the third quarter of 2010, data processing charges increased $53,838 over the third quarter of 2009 as a result of the outsourcing of some of the bank’s I/T functions. Franchise tax expense increased $85,238 for the third quarter of 2010 as compared with the third quarter of 2009 as prior years’ refunds were received in 2009. Legal fees increased $111,633 for the third quarter of 2010 as compared with the third quarter of 2009 as the Company engaged counsel to assist with several non-performing loan issues.
Total non-interest expense increased $238,728 for the first nine months of 2010 as compared with the first nine months of 2009. Salaries and employee benefits decreased $428,143 in 2010 as compared with 2009 as a result of the decrease in the number of employees as a result of attrition during 2009 and 2010. Included in the first nine months of 2010 was decreased occupancy expense of $84,167 relating primarily to reduced property and casualty insurance costs. FDIC regular assessments have increased as banks fund the replenishment of the bank insurance fund which was depleted in recent years by bank closures resulting in an increase of $265,264 for the first nine months of 2010 as compared with the first nine months of 2009. Other expense increased $531,863 for the first nine months of 2010 as compared with the first nine months of 2009 as a result of increased data processing charges, franchise tax expense, legal fees, expenses relating to other real estate and trust expense. For the first nine months of 2010, data processing charges increased $162,293 as compared with the first nine months of 2009 as a result of the outsourcing of the some of the bank’s I/T functions. Franchise tax expense increased $178,723 for the first nine months of 2010 as compared with the first nine months of 2009 as prior years’ refunds were received in 2009. Legal fees increased $120,585 for the first nine months of 2010 as compared with the first nine months of 2009 as the Company engaged counsel to assist with several non-performing loan issues. Expenses relating to other real estate increased $158,822 during the first nine months of 2010 as compared with the first nine months of 2009 due to an increased number of foreclosures. Trust expense decreased $45,907 for the first nine months of 2010 as compared with the first nine months of 2009 as the Company was able to reduce its monthly servicing fees for several months in 2010 using soft dollar credits from its processing vendor.
Income Taxes
Income taxes have been impacted by non-taxable income and federal tax credits during the quarters and nine months ended September 30, 2010 and 2009, respectively, as presented in the following tables:

	Quarter Ended September 30,
	2010		2009
	Tax	Rate	Tax	Rate
Taxes at statutory rate	$(11,084)	(34.00)	$363,497	34.00
Increase (decrease) resulting from:
Tax-exempt interest income	(113,016)	(346.68)	(98,962)	(9.26)
Income from BOLI	(42,991)	(131.87)	7,477	0.70
Federal tax credits	(208,289)	(638.92)	(65,000)	(6.08)
Other	(21,620)	(66.32)	(112,012)	(10.48)

Total income taxes	$(397,000)	(1,217.79)	$95,000	8.88

	Nine Months Ended September 30,
	2010		2009
	Tax	Rate	Tax	Rate
Taxes at statutory rate	$1,013,859	34.00	$1,092,347	34.00
Increase (decrease) resulting from:
Tax-exempt interest income	(342,027)	(11.47)	(307,186)	(9.56)
Income from BOLI	(130,012)	(4.36)	(126,562)	(3.94)
Federal tax credits	(223,289)	(7.49)	(195,000)	(6.07)
Other	(18,531)	(0.62)	(128,599)	(4.00)

Total income taxes	$300,000	10.06	$335,000	10.43

FINANCIAL CONDITION
Available for sale securities decreased $8,601,857 at September 30, 2010, compared with December 31, 2009, as the bank subsidiary’s liquidity position allowed. The Company sold its entire mortgage-backed securities portfolio in 2010 and increased its investment in short-term U.S. Treasury securities. The following schedule reflects the mix of available for sale securities at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009

Available for sale securities:
U.S. Treasury	$48,084,373	$24,740,140
U.S. Government agencies	212,506,593	214,578,196
Mortgage-backed securities		31,262,670
States and political subdivisions	41,591,631	40,203,448
Equity securities	649,983	649,983

Total available for sale securities	$302,832,580	$311,434,437

The Company decreased its investment in Federal Home Loan Bank (“FHLB”) stock to $3,375,400 as a result of its decreased borrowing from the FHLB.
Loans decreased $42,814,702 as a result of principal payments and maturities and the slower volume of new loans, particularly in our real estate and commercial and industrial portfolio. The Company anticipates that its loan portfolio will decline further in the remaining quarter of 2010. The composition of the loan portfolio as of September 30, 2010 and December 31, 2009 was as follows:

	September 30, 2010	December 31, 2009

Real estate, construction	$97,289,179	$94,460,479
Real estate, mortgage	267,158,803	299,402,982
Loans to finance agricultural production	1,098,584	1,754,796
Commercial and industrial loans	44,160,077	52,250,231
Loans to individuals for household, family and other consumer expenditures	8,697,520	9,049,394
Obligations of states and political subdivisions	3,086,131	7,890,584
All other loans	671,295	167,825

Total	$422,161,589	$464,976,291

Other real estate (“ORE”) increased $1,297,520 at September 30, 2010, as compared with December 31, 2009 as foreclosures exceeded sales of ORE in 2010.
The decrease in volume and yield of interest-earning assets has directly impacted accrued interest receivable, which decreased $1,339,542 during the first nine months of 2010.
Prepaid FDIC assessments decreased by $968,070 at September 30, 2010 as compared with December 31, 2009 as a result of the amortization of these costs.
Other assets increased $1,511,963 at September 30, 2010, as compared with December 31, 2009. This increase is primarily attributable to the increase in income taxes receivable of $1,281,715 at September 30, 2010.

Total deposits increased $62,214,863 at September 30, 2010, as compared with December 31, 2009. Typically, significant increases or decreases in total deposits and/or significant fluctuations among the different types of deposits from quarter to quarter are anticipated by Management as customers in the casino industry and county and municipal entities reallocate their resources periodically. During the first nine months of 2010, time deposits with a balance of $100,000 or more increased $27,242,278 and include an increase in public fund time deposits of $46,120,934.
Federal funds purchased and securities sold under agreements to repurchase, which includes a non-deposit account, decreased $32,050,198 at September 30, 2010 as compared with December 31, 2009 as customers periodically reallocate their funds.
Borrowings from the Federal Home Loan Bank decreased $85,292,011 at September 30, 2010 as compared with December 31, 2009 based on the liquidity needs of the bank subsidiary.
SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY
Strength, security and stability have been the hallmark of the Company since its founding in 1985 and of its bank subsidiary since its founding in 1896. A strong capital foundation is fundamental to the continuing prosperity of the Company and the security of its customers and shareholders. One measure of capital adequacy is the primary capital ratio which was 13.74% at September 30, 2010, which is well above the regulatory minimum of 6.00%. Management continues to emphasize the importance of maintaining the appropriate capital levels of the Company and has established the goal of maintaining its primary capital ratio at 8.00%, which is the minimum requirement for classification as being “well-capitalized” by the banking regulatory authorities.
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
Item 4: Controls and Procedures
As of September 30, 2010, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There were no changes in the Company’s internal control over financial reporting that occurred during the period ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
(b) Reports on Form 8-K
A Form 8-K was filed on July 28, 2010 and October 27, 2010.

SIGNATURES
Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL CORPORATION (Registrant)
Date: November 8, 2010	By:	/s/ Chevis C. Swetman
Chevis C. Swetman
Chairman, President and Chief Executive Officer (principal executive officer)

Date: November 8, 2010	By:	/s/ Lauri A. Wood
Lauri A. Wood
Chief Financial Officer and Controller (principal financial and accounting officer)