Form 10-K
period 2010-12-31
PEOPLES FINANCIAL CORP /MS/
filed 2011-03-16
CIK 770460

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
At June 30, 2010, the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $43,604,000.
On February 25, 2011, the registrant had outstanding 5,136,918 shares of common stock, par value of $1.00 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2010 are incorporated by reference into Parts I, II and III of this report. Except for those portions of the Registrant’s Annual Report to Shareholders expressly incorporated herein by reference, the Annual Report is not deemed filed with the Securities and Exchange Commission. Portions of the Registrant’s Definitive Proxy Statement issued in connection with the Annual Meeting of Shareholders to be held April 27, 2011, are incorporated by reference into Part III of this report.

PART I
ITEM 1 — DESCRIPTION OF BUSINESS
BACKGROUND AND CURRENT OPERATIONS
General
Peoples Financial Corporation (the “Company”) was organized as a one bank holding company in 1984. The Company is headquartered in Biloxi, Mississippi. At December 31, 2010, the Company operated in the state of Mississippi through its wholly-owned subsidiary, The Peoples Bank, Biloxi, Mississippi (the “Bank”). The Company is engaged, through this subsidiary, in the banking business. The Bank is the Company’s principal asset and primary source of revenue.
The Main Office, operations center and asset management and trust services of the Bank are located in downtown Biloxi, MS. At December 31, 2010, the Bank also had 15 branches located throughout Harrison, Hancock, Jackson and Stone Counties. The Bank has automated teller machines (“ATM”) at its Main Office, all branch locations and at numerous non-proprietary locations.
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
The Bank also offers a variety of other services including safe deposit box rental, wire transfer services, night drop facilities, collection services, cash management and Internet banking. The Bank has 51 ATMs at its branch locations and other off-site, non-proprietary locations, providing bank customers access to their depository accounts. The Bank is a member of the PULSE network.
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
Employees
At December 31, 2010, the Bank employed 185 full-time employees and 11 part-time employees.
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
In general, FDICIA subjects banks and bank holding companies to significantly increased regulation and supervision. FDICIA increased the borrowing authority of the FDIC in order to recapitalize the BIF, and the future borrowings are to be repaid by increased assessments on FDIC member banks. Other significant provisions of FDICIA require a new regulatory emphasis linking supervision to bank capital levels. Also, federal banking regulators are required to take prompt corrective regulatory action with respect to depository institutions that fall below specified capital levels and to draft non-capital regulatory measures to assure bank safety.
FDICIA further requires regulators to perform annual on-site bank examinations, places limits on real estate lending and tightens audit requirements. FDICIA eliminated the “too big to fail” doctrine, which protects uninsured deposits of large banks, and restricts the ability of undercapitalized banks to obtain extended loans from the Federal Reserve Board discount window. FDICIA also imposed new disclosure requirements relating to fees charged and interest paid on checking and deposit accounts. Most of the significant changes brought about by FDICIA required new regulations.
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
The most recent legislation to potentially impact the Bank is the Dodd-Frank Wall Street Reform and

Consumer Protection Act, which was passed in 2010. Information concerning this legislation and the Emergency Economic Stabilization Act, which was passed in 2008, can be found on page 6 of the 2010 Annual Report to Shareholders and is incorporated herein by reference.
Information relating to Regulatory Matters is disclosed on page 6 of the 2010 Annual Report to Shareholders and is incorporated herein by reference.
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
SUPPLEMENTAL STATISTICAL INFORMATION
Schedules I-A through VII present certain statistical information regarding the Company. This information is not audited and should be read in conjunction with the Company’s Consolidated Financial Statements and Notes to Consolidated Financial Statements found at pages 8 — 31 of the 2010 Annual Report to Shareholders.
Distribution of Assets, Liabilities and Shareholders’ Equity and Interest Rates and Differentials Net Interest Income, the difference between Interest Income and Interest Expense, is the most significant component of the Company’s earnings. For interest analytical purposes, Management adjusts Net Interest Income to a “taxable equivalent” basis using a Federal Income Tax rate of 34% in 2010, 2009 and 2008 on tax-exempt items (primarily interest on municipal securities).
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
Further information concerning the provision for loan losses and the allowance for loan losses is presented in “Management’s Discussion and Analysis” at pages 1 – 7 of the 2010 Annual Report to Shareholders and “Note A — Business and Summary of Significant Accounting Policies” at pages 13 — 15 of the 2010 Annual Report to Shareholders and are incorporated herein by reference.
Return on Equity and Assets
The information under the captions “Five-Year Comparative Summary of Selected Financial Information” on page 33 and “Management’s Discussion and Analysis” on pages 1 – 7 of the 2010 Annual Report are incorporated herein by reference.

The Company’s dividend payout ratio for the years ended December 31, 2010, 2009 and 2008, was as follows:

For the Years Ended December 31,	2010	2009	2008

	69%	48%	60%

SCHEDULE I-A
Distribution of Average Assets, Liabilities and Shareholders’ Equity (1) (In thousands)

For the Years Ended December 31,	2010	2009	2008

ASSETS:

Cash and due from banks	$32,221	$34,069	$42,396

Available for sale securities:
Taxable securities	264,927	307,332	304,536
Non-taxable securities	40,581	34,437	24,394
Other securities	4,379	3,373	3,022

Held to maturity securities:
Non-taxable securities	2,938	3,265	3,691

Other investments	3,926	4,036	3,889

Net loans (2)	428,146	458,092	453,723

Federal funds sold	4,842	3,227	5,694

Other assets	58,446	57,022	58,240

TOTAL ASSETS	$840,406	$904,853	$899,585

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Non-interest bearing deposits	$103,240	$101,738	$114,380
Interest bearing deposits	408,249	425,809	443,696

Total deposits	511,489	527,547	558,076

Federal funds purchased and securities sold under agreements to repurchase	152,000	217,509	210,049

Other liabilities	70,044	54,258	25,851

Total liabilities	733,533	799,314	793,976

Shareholders’ equity	106,873	105,539	105,609

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$840,406	$904,853	$899,585

(1)	All averages are computed on a daily basis.

(2)	Gross loans and discounts, net of unearned income and allowance for loan losses.

SCHEDULE I-B
Average (1) Amount Outstanding for Major Categories of Interest Earning Assets
And Interest Bearing Liabilities (In thousands)

For the Years Ended December 31,	2010	2009	2008

INTEREST EARNING ASSETS:

Loans (2)	$436,393	$467,992	$463,505

Federal funds sold	4,842	3,227	5,694

Available for sale securities:
Taxable securities	264,927	307,332	304,536
Non-taxable securities	40,581	34,437	24,394
Other securities	4,379	3,373	3,022

Held to maturity securities:
Non-taxable securities	2,938	3,265	3,691

TOTAL INTEREST EARNING ASSETS	$754,060	$819,626	$804,842

INTEREST BEARING LIABILITIES:

Savings and negotiable interest bearing deposits	$217,531	$232,916	$251,792

Time deposits	190,718	192,893	191,904

Federal funds purchased and securities sold under agreements to repurchase	152,000	217,509	210,049

Other borrowed funds	52,908	38,708	10,993

TOTAL INTEREST BEARING LIABILITIES	$613,157	$682,026	$664,738

(1)	All averages are computed on a daily basis.

(2)	Net of unearned income. Includes nonaccrual loans

SCHEDULE I-C
Interest Earned or Paid on Major Categories of Interest Earning Assets
And Interest Bearing Liabilities (In thousands)

For the Years Ended December 31,	2010	2009	2008

INTEREST EARNED ON:

Loans (1)	$19,687	$20,189	$26,874

Federal funds sold	15	8	122

Available for sale securities:
Taxable securities	8,589	12,840	15,331
Non-taxable securities	1,903	1,699	1,433
Other securities	26	17	148

Held to maturity securities:
Non-taxable securities	154	172	230

TOTAL INTEREST EARNED (1)	$30,374	$34,925	$44,138

INTEREST PAID ON:

Savings and negotiable interest bearing deposits	$1,084	$1,831	$3,856

Time deposits	2,173	3,135	6,094

Federal funds purchased and securities sold under agreements to repurchase	991	1,905	4,521

Other borrowed funds	352	530	492

TOTAL INTEREST PAID	$4,600	$7,401	$14,963

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% for 2010, 2009 and 2008.

SCHEDULE I-D
Average Interest Rate Earned or Paid for Major Categories of
Interest Earning Assets And Interest Bearing Liabilities

For the Years Ended December 31,	2010	2009	2008

AVERAGE RATE EARNED ON:

Loans	4.51%	4.31%	5.80%

Federal funds sold	.31%	.25%	2.14%

Available for sale securities:
Taxable securities	3.24%	4.18%	5.03%
Non-taxable securities	4.69%	4.93%	5.87%
Other securities	.59%	.50%	4.90%

Held to maturity securities:
Non-taxable securities	5.24%	5.27%	6.23%

TOTAL (weighted average rate)(1)	4.03%	4.26%	5.48%

AVERAGE RATE PAID ON:

Savings and negotiable interest bearing deposits	.50%	.79%	1.53%

Time deposits	1.14%	1.63%	3.18%

Federal funds purchased and securities sold under agreements to repurchase	.65%	.88%	2.15%

Other borrowed funds	.65%	1.37%	4.48%

TOTAL (weighted average rate)	.75%	1.09%	2.25%

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% for 2010, 2009 and 2008.

SCHEDULE I-E
Net Interest Earnings and Net Yield on Interest Earning Assets
(In thousands, except percentages)

For the Years Ended December 31,	2010	2009	2008

Total interest income (1)	$30,374	$34,925	$44,138

Total interest expense	4,600	7,401	14,963

Net interest earnings	$25,774	$27,524	$29,175

Net yield on interest earnings assets	3.42%	3.36%	3.62%

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% for 2010, 2009 and 2008.

SCHEDULE I-F
Analysis of Changes in Interest Income and Interest Expense
(In thousands)

			Increase
For the Years Ended December 31,	2010	2009	(Decrease)	Volume	Rate	Rate/Volume

INTEREST EARNED ON:

Loans (1)(2)	$19,687	$20,189	$(502)	$(1,363)	$924	$(63)

Federal funds sold	15	8	7	4	2	1

Available for sale securities:
Taxable securities	8,589	12,840	(4,251)	(1,772)	(2,876)	397
Non-taxable securities	1,903	1,699	204	303	(84)	(15)
Other securities	26	17	9	5	3	1

Held to maturity securities:
Non-taxable securities	154	172	(18)	(17)	(1)

TOTAL INTEREST EARNED (3)	$30,374	$34,925	$(4,551)	$(2,840)	$(2,032)	$321

INTEREST PAID ON:

Savings and negotiable interest bearing deposits	$1,084	$1,831	$(747)	$(121)	$(670)	$44

Time deposits	2,173	3,135	(962)	(35)	(937)	10

Federal funds purchased and securities sold under agreements to repurchase	991	1,905	(914)	(574)	(487)	147

Other borrowed funds	352	530	(178)	194	(272)	(100)

TOTAL INTEREST PAID	$4,600	$7,401	$(2,801)	$(536)	$(2,366)	$101

(1)	Loan fees of $611 and $476 for 2010 and 2009, respectively, are included in these figures.

(2)	Includes interest on nonaccrual loans.

(3)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% for 2010 and 2009.

SCHEDULE I-F (continued)
Analysis of Changes in Interest Income and Interest Expense
(In thousands)

			Increase
For the Years Ended December 31,	2009	2008	(Decrease)	Volume	Rate	Rate/Volume

INTEREST EARNED ON:

Loans (1)(2)	$20,189	$26,874	$(6,685)	$260	$(6,878)	$(67)

Federal funds sold	8	122	(114)	(53)	(108)	47

Available for sale securities:
Taxable securities	12,840	15,331	(2,491)	141	(2,608)	(24)
Non-taxable securities	1,699	1,433	266	590	(229)	(95)
Other securities	17	148	(131)	17	(132)	(16)

Held to maturity securities:
Non-taxable securities	172	230	(58)	(27)	(36)	5

TOTAL INTEREST EARNED (3)	$34,925	$44,138	$(9,213)	$928	$(9,991)	$(150)

INTEREST PAID ON:

Savings and negotiable interest bearing deposits	$1,831	$3,856	$(2,025)	$(289)	$(1,877)	$141

Time deposits	3,135	6,094	(2,959)	31	(2,975)	(15)

Federal funds purchased and securities sold under agreements to repurchase	1,905	4,521	(2,616)	160	(2,681)	(95)

Other borrowed funds	530	492	38	1,240	(341)	(861)

TOTAL INTEREST PAID	$7,401	$14,963	$(7,562)	$1,142	$(7,874)	$(830)

(1)	Loan fees of $476 and $786 for 2009 and 2008, respectively, are included in these figures.

(2)	Includes interest on nonaccrual loans.

(3)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% for 2009 and 2008.

SCHEDULE II-A
Book Value of Securities Portfolio
(In thousands)

December 31,	2010	2009	2008

Available for sale securities:

U.S. Treasury, U.S. Government agency and Mortgage-backed securities	$245,105	$270,580	$308,886

States and political subdivisions	41,323	40,204	30,926

Other securities	650	650	650

Total	$287,078	$311,434	$340,462

Held to maturity securities:

States and political subdivisions	$1,915	$3,202	$3,394

Total	$1,915	$3,202	$3,394

SCHEDULE II-B
Maturity Securities Portfolio at December 31, 2010
And Weighted Average Yields of Such Securities

	Maturity (In thousands, except percentage data)
				After one year but		After five years but
	Within one year			within five years		within ten years		After ten years
December 31,	Amount		Yield	Amount	Yield	Amount	Yield	Amount		Yield

Available for sale securities:

U.S. Treasury, U.S. Government agency and Mortgage-backed securities		$10,000	.18%	$85,303	1.76%	$92,584	2.35%		$57,217	3.17%

States and political subdivisions		1,646	4.01%	9,801	3.75%	15,387	3.92%		14,490	3.88%

Other securities									6,858	3.37%

Total		$11,646	3.19%	$95,104	2.15%	$107,971	2.69%		$78,565	3.34%

Held to maturity securities:

States and political subdivisions	$			$1,451	4.34%	$464	4.27%	$

Total	$			$1,451	4.34%	$464	4.27%	$

Note:	The weighted average yields are calculated on the basis of cost. Average yields on investments in states and political subdivisions are based on their contractual yield. Available for sale securities are stated at fair value and held to maturity securities are stated at amortized cost.

SCHEDULE III-A
Loan Portfolio
Loans by Type Outstanding (1) (In thousands)

December 31,	2010	2009	2008	2007	2006

Real estate, construction	$91,047	$94,460	$118,455	$93,739	$24,317

Real estate, mortgage	260,286	299,403	290,458	265,465	300,807

Loans to finance agricultural production	1,122	1,755	3,178	2,545	2,502

Commercial and industrial	43,098	52,250	43,312	76,267	57,796

Loans to individuals for household, family and other consumer expenditures	10,687	9,049	10,202	11,173	13,415

Obligations of states and political subdivisions	2,938	7,891	1,733	1,747	2,094

All other loans	721	168	39	56	263

Total	$409,899	$464,976	$467,377	$450,992	$401,194

(1)	No foreign debt outstanding.

SCHEDULE III-B
Maturities and Sensitivity to Changes in
Interest Rates of the Loan Portfolio as of December 31, 2010

	Maturity (In thousands)
		Over one year
December 31,	One year or less	through 5 years	Over 5 years	Total

Real estate, construction	$24,293	$35,754	$31,000	$91,047

Real estate, mortgage	5,793	158,342	96,151	260,286

Loans to finance agricultural production		1,122		1,122

Commercial and industrial	1,039	39,542	2,517	43,098

Loans to individuals for household, family and other consumer expenditures	146	10,344	197	10,687

Obligations of states and political subdivisions		2,938		2,938

All other loans		721		721

Total	$31,271	$248,763	$129,865	$409,899

Loans with pre-determined interest rates	$10,458	$130,179	$13,695	$154,332

Loans with floating interest rates	20,813	118,584	116,170	255,567

Total	$31,271	$248,763	$129,865	$409,899

SCHEDULE III-C
Non-Performing Loans (In thousands)

December 31,	2010	2009	2008	2007	2006

Loans accounted for on a nonaccrual basis (1)	$14,537	$22,005	$15,553	$45	$349

Loans which are contractually past due 90 or more days as to interest or principal payment, but are not included above	2,961	4,218	2,340	1,234	3,295

(1)	The Bank places loans on a nonaccrual status when, in the opinion of Management, they possess sufficient uncertainty as to timely collection of interest or principal so as to preclude the recognition in reported earnings of some or all of the contractual interest. See Notes A and C to the 2010 Annual Report to Shareholders for discussion of impaired loans.

SCHEDULE IV-A
Summary of Loan Loss Expenses
(In thousands, except percentage data)

December 31,	2010	2009	2008	2007	2006

Average amount of loans outstanding (1)(2)	$436,393	$467,992	$463,505	$428,447	$377,172

Balance of allowance for loan losses at beginning of period	$7,828	$11,114	$9,378	$10,841	$10,966

Loans charged-off:

Commercial, financial and agricultural	348	103	334	139	254
Consumer and other	7,943	8,977	950	545	475

Total loans charged-off	8,291	9,080	1,284	684	729

Recoveries of loans:

Commercial, financial and agricultural	14		19	23	147
Consumer and other	254	569	654	243	316

Total recoveries	268	569	673	266	463

Net loans charged-off	8,023	8,511	611	418	266

Provision for loan losses charged to operating expense	6,845	5,225	2,347	(1,045)	141

Total	$6,650	$7,828	$11,114	$9,378	$10,841

Ratio of net charge-offs during period to average loans outstanding	1.84%	1.82%	.13%	.10%	.07%

(1)	Net of unearned income.

(2)	Includes nonaccrual loans.

SCHEDULE IV-B
Allocation of the Allowance for Loan Losses
(In thousands)

	2010		2009		2008		2007		2006
		% of		% of		% of		% of		% of
		Loans to		Loans to		Loans to		Loans to		Loans to
		Total		Total		Total		Total		Total
December 31,	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Real estate, construction	$2,090	22	$2,016	20	$5,277	25	$2,793	21	$1,474	6

Real estate, mortgage	3,798	63	4,279	64	3,922	61	3,980	59	6,058	74

Loans to finance agricultural production	10	1	14	1	28	1	19	1	42	1

Commercial and industrial	550	10	1,420	11	1,581	9	2,462	16	3,038	14

Loans to individuals for household, family and other consumer expenditures	178	2	99	2	306	2	122	1	225	3

Obligations of states and political subdivisions		1		1		1		1		1

All other loans	24	1		1		1	2	1	4	1

Total	$6,650	100	$7,828	100	$11,114	100	$9,378	100	$10,841	100

SCHEDULE V
Summary of Average Deposits and Their Yields
(In thousands, except percentage data)

	2010		2009		2008
Years Ended December 31,	Amount	Rate	Amount	Rate	Amount	Rate

Demand deposits in domestic offices	$103,240	N/A	$101,738	N/A	$114,380	N/A

Negotiable interest bearing deposits in domestic offices	175,240	.58%	189,308	.90%	205,420	1.71%

Savings deposits in domestic offices	42,291	.16%	43,608	.27%	46,372	.76%

Time deposits in domestic offices	190,718	1.14%	192,893	1.63%	191,904	3.18%

Total	$511,489	.64%	$527,547	.94%	$558,076	1.78%

Certificates of deposit in amounts of $100,000 or more (in thousands) by the amount of time remaining until maturity as of December 31, 2010, are as follows:

Remaining maturity:

3 months or less	$82,678
Over 3 months through 6 months	17,314
Over 6 months through 12 months	24,431
Over 12 months	10,245

Total	$134,668

SCHEDULE VI
Short Term Borrowings
(In thousands, except percentage data)

	2010	2009	2008

Balance, December 31,	$180,102	$271,431	$256,609

Weighted average interest rate at December 31,	.44%	.75%	1.52%

Maximum outstanding at any month-end during year	245,260	302,971	256,609

Average amount outstanding during year	187,750	251,259	213,422

Weighted average interest rate	.62%	.85%	2.14%

Note:	Short term borrowings include federal funds purchased from other banks and securities sold under agreements to repurchase and short term borrowings from the Federal Home Loan Bank.

SCHEDULE VII
Interest Sensitivity/Gap Analysis
(In thousands)

December 31, 2010:	0 - 3 Months	4 - 12 Months	1 - 5 Years	Over 5 Years	Total

ASSETS:

Loans (1)	$254,307	$7,843	$119,517	$13,695	$395,362

Available for sale securities	10,433	1,213	95,104	180,328	287,078

Held to maturity securities			1,451	464	1,915

Totals	$264,740	$9,056	$216,072	$194,487	$684,355

FUNDING SOURCES:

Interest bearing deposits	$289,406	$60,173	$26,280	$3	$375,862

Federal funds purchased and securities sold under agreements to repurchase	140,102				140,102

Borrowings from FHLB	40,056	151	892	1,858	42,957

Totals	$469,564	$60,324	$27,172	$1,861	$558,921

REPRICING/MATURITY GAP:

Period	$(204,824)	$(51,268)	$188,900	$192,626

Cumulative	(204,824)	(256,092)	(67,192)	125,434

Cumulative Gap/Total Assets	(26.04)%	(32.56)%	(8.54)%	15.95%

(1)	Amounts stated include fixed and variable rate investments of the balance sheet that are still accruing interest. Variable rate instruments are included in the next period in which they are subject to a change in rate. The principal portions of scheduled payments on fixed instruments are included in the period in which they become due or mature.

Liquidity
The information included in Management’s Discussion and Analysis at page 5 in the 2010 Annual Report to Shareholders is incorporated herein by reference.
Capital Resources
The information included in Note K — Shareholders’ Equity in the 2010 Annual Report to Shareholders is incorporated herein by reference.
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
The Company’s investment and loan portfolio subject the Company to credit risk. Credit losses are always inherent in the banking business but the current economic downturn presents even more exposure to loss. The Company makes various assumptions and judgments about the collectibility of its loan portfolio and provides an allowance for loan losses based on a number of factors. The Company believes that its current allowance for loan losses is adequate and appropriate. However, if the Company’s assumptions or judgments prove to be incorrect, the allowance for loan losses may not be sufficient to cover actual loan losses. In the event that our loan customers do not repay their loans according to the terms of the loans, and the collateral securing the repayment of these loans is insufficient to cover any remaining loan balances, the Company could experience significant loan losses or increase the provision for loan losses or both, which could have a material adverse effect on its operating results. The actual amount of future provisions for loan losses cannot be determined at this time and may vary from the amounts of past provisions.
The Company has a high concentration of loans secured by real estate, and a greater downturn in the real estate market could materially and adversely affect earnings.
A significant portion of the Company’s loan portfolio is dependent on real estate. At December 31, 2010, approximately 86% of the Company’s loans had real estate as a primary or secondary component of collateral. The collateral in each case provides an alternate source of repayment if the borrower defaults and may deteriorate in value during the time the credit is extended. A continued deterioration in the economy affecting the value of real estate generally or in the Company’s trade area specifically could significantly impair the value of the collateral and the ability to sell the collateral upon foreclosure. Furthermore, it is likely that the Company would be required to increase the provision for loan losses. If the Company were required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate value or to increase the allowance for loan losses, the Company’s profitability and financial condition could be adversely impacted.
The Company has a high concentration of exposure to a number of industries.
The Company has concentrations of loan exposure to the hotel/motel and gaming industries. At December 31, 2010, these exposures were approximately $47,908,000 and $44,343,000 or 12% and 11%, respectively, of the total loan portfolio. The recent downturn in the economy has negatively impacted tourism, which is one of the major factors for success in these industries. Given the size of these relationships, a significant loss in either of these portfolios could materially and adversely affect the Company’s earnings.
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
The Company’s profitability is dependent to a large extent on net interest income, which is the difference between interest income on interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. The Company is asset sensitive to market interest rates, as its assets reprice more quickly to changes in interest rates than do its liabilities. Interest rates dropped by the unprecedented amount of 400 basis points during 2008 as the Federal Reserve, through its Federal Open Market Committee, attempted to stabilize the financial markets, reduce the effects of the recession and stimulate the economy. These actions taken by the Federal Reserve continued to impact the Company’s earnings in 2010. On February 18, 2010, the Federal Reserve increased the discount rate 25 basis points; however, there was no effect on the fed funds or prime interest rates. Discount or fed funds rate changes that occur in 2011 may affect the Company’s earnings in the current year and/or in the future.
Changes in the policies of monetary authorities and other government action could adversely affect the Company’s profitability.
Many factors affect the demand for loans and the ability to attract deposits, including changes in government economic and monetary policies, particularly by the Federal Reserve, modifications to tax, banking and credit laws and regulations, national, state and local economic growth rates and employment rates. The Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted in 2008 to address the asset quality, capital and liquidity issues facing certain financial institutions and to improve the general availability of credit for consumers and businesses. In addition, the American Recovery and Reinvestment Act (“ARRA”) was passed in 2009 in an effort to save and create jobs, stimulate the national economy and promote long-term growth and stability. The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) was passed in 2010 to increase transparency, accountability and oversight over financial firms and products as well as to provide protection to consumers. There can be no assurance that EESA, ARRA or Dodd-Frank will achieve their intended purposes. Furthermore, their failure could result in continuing or worsening economic and market conditions, and this could adversely affect our operations.
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
The Company’s management is required to report on the effectiveness of internal controls over financial reporting for each fiscal year end. The rules governing the standards that must be met for management to assess internal controls are complex and require significant documentation and testing. In connection with this effort, the Company has and will continue to incur increased expenses and diversion of Management’s time and other internal resources. If the Company cannot make the required report, investor confidence in the Company’s common stock could be adversely affected.
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
ITEM 3 — LEGAL PROCEEDINGS
The information included in Note N to the Consolidated Financial Statements included in the 2010 Annual Report to Shareholders is incorporated herein by reference.
ITEM 4 — RESERVED
PART II
ITEM 5 — MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
At December 31, 2010, there were 544 holders of the common stock of the Company. The information provided on page 34 of the 2010 Annual Report to Shareholders is incorporated herein by reference.
ITEM 6 — SELECTED FINANCIAL DATA
The information under the caption “Five Year Comparative Summary of Selected Financial Information” on page 33 of the 2010 Annual Report to Shareholders is incorporated herein by reference.
ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 1 – 7 of the 2010 Annual Report to Shareholders is incorporated herein by reference.
The Company’s long-term contractual obligations relate to its borrowings from the Federal Home Loan Bank and the maturities of certificates of deposits. Information relating the maturity of these obligations is found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 7 of the 2010 Annual Report to Shareholders and is incorporated by reference and in Notes F and H on pages 20 – 22 of the 2010 Annual Report to Shareholders and is incorporated by reference.
ITEM 7a — QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The information under the caption “Quantitative and Qualitative Disclosures about Market Risk” on pages 6 – 7 of the 2010 Annual Report to Shareholders is incorporated herein by reference.
ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
The following consolidated financial statements of the Company and consolidated subsidiaries and the independent auditors’ report appearing on pages 8 – 32 of the 2010 Annual Report to Shareholders are incorporated herein by reference:
Consolidated Statements of Condition on page 8
Consolidated Statements of Income on page 9
Consolidated Statements of Shareholders’ Equity on pages 10 – 11
Consolidated Statements of Cash Flows on page 12
Notes to Consolidated Financial Statements on pages 13 – 31
Report of Independent Registered Public Accounting Firm on page 32
ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9a — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of December 31, 2010, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
There were no changes in the Company’s internal control over financial reporting that occurred during the period ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Controls Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13(a) – 15 (f) of the Securities Exchange Act of 1934. In meeting its responsibility, management relies on its accounting and other related control systems. The internal control systems are designed to ensure that transactions are properly authorized and recorded in the Company’s financial records and to safeguard the Company’s assets from material loss or misappropriation.
Management of the Company, including its Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of internal control over financial reporting as of December 31, 2010, using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our assessment included a review of the documentation of controls, evaluations of the design of the internal control system and tests of operating effectiveness of the internal controls. Based on the assessment, management has concluded that the Company had effective internal control over financial reporting as of December 31, 2010.

Chevis C. Swetman	Lauri A. Wood
Chairman, President and Chief Executive Officer	Chief Financial Officer
March 4, 2011	March 4, 2011
ITEM 9b — OTHER INFORMATION
None.
PART III
ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information in Sections II, III, VII, VIII and IX contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 27, 2011, which was filed by the Company in definitive form with the Commission on March 16, 2011, is incorporated herein by reference.
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

ITEM 11 — EXECUTIVE COMPENSATION
The information in Section VI contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 27, 2011, which was filed by the Company in definitive form with the Commission on March 16, 2011, is incorporated herein by reference.
ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information in Sections IV and V contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 27, 2011, which was filed by the Company in definitive form with the Commission on March 16, 2011, is incorporated herein by reference.
ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information in Sections II, IV, V, VI and IX contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 27, 2011, which was filed by the Company in definitive form with the Commission on March 16, 2011, is incorporated herein by reference.
ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information in Section XII contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 27, 2011, which was filed by the Company in definitive form with the Commission on March 16, 2011, is incorporated herein by reference.
PART IV
ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	1. Index of Financial Statements: See Item 8.

(a)	2. Index of Financial Statement Schedules:

All other schedules have been omitted as not applicable or not required or because the information has been included in the financial statements or applicable notes.

(a)	3. Index of Exhibits:

		Incorporated by
		Reference to			Exhibit
		Registration or	Form of	Date of	Number
	Description	File Number	Report	Report	in Report

(3.1)	Articles of Incorporation	0-30050	10/a	6/21/1999	3.1

(3.2)	By-Laws	0-30050	10/a	6/21/1999	3.2

(10.1)	Description of Automobile Plan	0-30050	10-K	12/31/2003	10.1

(10.2)	Directors’ Deferred Income Plan Agreements	0-30050	10-K	12/31/2003	10.2

(10.3)	Executive Supplemental Income Plan Agreement — Chevis C. Swetman	001-12103	10-Q	9/30/2007	10.2

(10.4)	Executive Supplemental Income Plan Agreement — A. Wes Fulmer	001-12103	10-Q	9/30/2007	10.3

(10.5)	Executive Supplemental Income Plan Agreement — Lauri A. Wood	001-12103	10-Q	9/30/2007	10.4

(10.6)	Split Dollar Agreements	0-30050	10-K	12/31/2003	10.4

(10.7)	Deferred Compensation Plan	001-12103	10-Q	9/30/2007	10.1

(10.8)	Description of Stock Incentive Plan	33-15595	10-K	12/31/2001	10.6

(10.9)	Description of Bonus Plan	001-12103	10-Q	9/30/2010	10.1

(13.1)	Annual Report to Shareholders for year ended December 31, 2010 (A)

(13.2)	Summary Report to Shareholders for year ended December 31, 2010 (A)

(21)	Subsidiaries of the registrant	33-15595	10-K	12/31/1988	22

(23.1)	Consent of Independent Registered Public Accounting Firm — Porter Keadle Moore, LLP *

(31.1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002 *

(31.2)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002 *

(32.1)	Certification of Principal Executive Officer Pursuant to 18 U.S.C. ss. 1350*

(32.2)	Certification of Principal Financial Officer Pursuant to 18 U.S.C. ss. 1350*

(A)	Furnished herewith for the information of the Commission only and not deemed “filed” except for those portions which are specifically incorporated herein.

*	Filed Herewith.

SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL CORPORATION (Registrant)

Date:	March 16, 2011

BY:	/s/ Chevis C. Swetman
Chevis C. Swetman, Chairman of the Board (principal executive officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

BY:	/s/ Chevis C. Swetman

Date:	March 16, 2011

Chevis C. Swetman, Chairman, President and CEO (principal executive officer)

BY:	/s/ Drew Allen	BY:	/s/ Dan Magruder
Date:	March 16, 2011	Date:	March 16, 2011

	Drew Allen, Director		Dan Magruder, Director

BY:	/s/ Rex E. Kelly	BY:
Date:	March 16, 2011	Date:	March 16, 2011

	Rex E. Kelly, Director		Lyle M. Page, Director

		BY:	/s/ Lauri A. Wood

		Date:	March 16, 2011

Lauri A. Wood, Chief Financial Officer
(principal financial and accounting officer)