Form 10-Q
period 2011-03-31
PEOPLES FINANCIAL CORP /MS/
filed 2011-05-11
CIK 770460

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-12103
PEOPLES FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Mississippi	64-0709834

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Lameuse and Howard Avenues, Biloxi, Mississippi	39533

(Address of principal executive offices)	(Zip Code)
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date. Peoples Financial Corporation has only one class of common stock authorized. At April 29, 2011, there were 15,000,000 shares of $1 par value common stock authorized, with 5,136,918 shares issued and outstanding.

Part 1 — Financial Information
Item 1: Financial Statements
Peoples Financial Corporation and Subsidiaries
Consolidated Statements of Condition

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)

Assets
Cash and due from banks	$42,450,301	$24,146,939

Available for sale securities	319,373,586	287,078,463

Held to maturity securities, fair value of $2,009,673 at March 31, 2011; $2,010,430 at December 31, 2010	1,915,578	1,914,879

Other investments	3,916,217	3,926,371

Federal Home Loan Bank Stock, at cost	2,584,700	2,281,200

Loans	406,780,872	409,898,757

Less: Allowance for loan losses	7,105,564	6,650,258

Loans, net	399,675,308	403,248,499

Bank premises and equipment, net of accumulated depreciation	29,299,029	29,756,239

Other real estate	6,937,128	5,744,150

Accrued interest receivable	3,738,821	3,292,430

Cash surrender value of life insurance	16,113,383	15,951,117

Prepaid FDIC assessments	3,300,440	3,652,972

Other assets	3,243,038	5,552,225

Total assets	$832,547,529	$786,545,484

Peoples Financial Corporation and Subsidiaries
Consolidated Statements of Condition (continued)

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)

Liabilities & Shareholders’ Equity
Liabilities:

Deposits:

Demand, non-interest bearing	$117,803,473	$108,277,985

Savings and demand, interest bearing	246,826,821	193,631,209

Time, $100,000 or more	124,092,337	134,667,660

Other time deposits	46,723,419	47,562,661

Total deposits	535,446,050	484,139,515

Federal funds purchased and securities sold under agreements to repurchase	145,060,933	140,102,019

Borrowings from Federal Home Loan Bank	31,975,108	42,957,016

Other liabilities	17,546,679	17,990,072

Total liabilities	730,028,770	685,188,622

Shareholders’ Equity:
Common stock, $1 par value, 15,000,000 shares authorized, 5,136,918 and 5,151,139 shares issued and outstanding at March 31, 2011 and December 31, 2010	5,136,918	5,151,139

Surplus	65,780,254	65,780,254

Undivided profits	33,561,586	33,302,381

Accumulated other comprehensive loss, net of tax	(1,959,999)	(2,876,912)

Total shareholders’ equity	102,518,759	101,356,862

Total liabilities & shareholders’ equity	$832,547,529	$786,545,484

See accompanying notes to unaudited consolidated financial statements.

Peoples Financial Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2011	2010

Interest income:

Interest and fees on loans	$4,906,762	$4,987,126

Interest and dividends on securities:

U.S. Treasuries	63,863	194,262

U.S. Government agencies	1,439,362	2,299,703

Mortgage-backed securities		386,876

States and political subdivisions	369,101	356,929

Other securities	6,218	4,451

Interest on federal funds sold	1,352	3,779

Total interest income	6,786,658	8,233,126

Interest expense:

Deposits	702,711	817,489

Borrowings from FHLB	50,065	136,645

Federal funds purchased and securities sold under agreements to repurchase	172,023	286,390

Total interest expense	924,799	1,240,524

Net interest income	5,861,859	6,992,602

Provision for allowance for loan losses	641,000	1,150,000

Net interest income after provision for allowance for loan losses	$5,220,859	$5,842,602

Peoples Financial Corporation and Subsidiaries
Consolidated Statements of Income (continued)
(Unaudited)

	Three Months Ended March 31,
	2011	2010

Non-interest income:

Trust department income and fees	$346,455	$307,296

Service charges on deposit accounts	1,419,028	1,572,503

Increase in cash surrender value of life insurance	132,300	129,600

Other income	125,127	123,734

Total non-interest income	2,022,910	2,133,133

Non-interest expense:

Salaries and employee benefits	3,376,297	3,412,275

Net occupancy	613,934	524,777

Equipment rentals, depreciation and maintenance	870,400	935,453

FDIC assessments	405,826	350,387

Other expense	1,689,768	1,706,388

Total non-interest expense	6,956,225	6,929,280

Income before income taxes	287,544	1,046,455

Income taxes (benefit)	(150,000)	175,000

Net income	$437,544	$871,455

Basic and diluted earnings per share	$.09	$.17

See accompanying notes to unaudited consolidated financial statements.

Peoples Financial Corporation and Subsidiaries
Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Income

					Accumulated
	Number of				Other
	Common	Common		Undivided	Comprehensive	Comprehensive
	Shares	Stock	Surplus	Profits	Loss	Income	Total

Balance, January 1, 2011	5,151,139	$5,151,139	$65,780,254	$33,302,381	$(2,876,912)		$101,356,862
Comprehensive income:
Net income				437,544		$437,544	437,544
Net unrealized gain on available for sale securities, net of tax					916,913	916,913	916,913

Total comprehensive income						$1,354,457

Retirement of stock	(14,221)	(14,221)		(178,339)			(192,560)

Balance, March 31, 2011	5,136,918	$5,136,918	$65,780,254	$33,561,586	$(1,959,999)		$102,518,759

Note: Balances as of January 1, 2011 were audited.
See accompanying notes to unaudited consolidated financial statements.

Peoples Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2011	2010

Cash flows from operating activities:
Net income	$437,544	$871,455

Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	567,000	609,000

Provision for allowance for loan losses	641,000	1,150,000

Loss on writedown of other real estate	124,606	77,350

Loss on sales of other real estate	5,000	13,000

Loss on other investments	10,154	15,550

Gain on sales and calls of securities		(4,045)

Accretion of held to maturity securities	(699)	(676)

Change in accrued interest receivable	(446,391)	(418,653)

Change in other assets	2,639,963	228,188

Change in other liabilities	(429,993)	261,581

Net cash provided by operating activities	3,548,184	2,802,750

Cash flows from investing activities:
Proceeds from maturities, sales and calls of available for sale securities	25,430,000	45,824,384

Investment in available for sale securities	(56,337,531)	(57,083,465)

Investment in Federal Home Loan Bank Stock	(303,500)	(1,400)

Proceeds from sales of other real estate	30,000	310,000

Loans, net change	1,579,607	14,773,369

Acquisition of premises and equipment	(109,790)	(64,947)

Investment in other assets	(162,266)	(171,757)

Net cash provided by (used in) investing activities	$(29,873,480)	$3,586,184

Peoples Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(Unaudited)

	Three Months Ended March 31,
	2011	2010

Cash flows from financing activities:
Demand and savings deposits, net change	$62,721,100	$27,581,497

Time deposits, net change	(11,414,565)	28,684,535

Cash dividends	(462,323)	(515,170)

Retirement of common stock	(192,560)

Borrowings from Federal Home Loan Bank	201,467,835	268,571,965

Repayments to Federal Home Loan Bank	(212,449,743)	(310,043,716)

Federal funds purchased and securities sold under agreements to repurchase, net change	4,958,914	(20,039,227)

Net cash provided by (used in) financing activities	44,628,658	(5,760,116)

Net increase in cash and cash equivalents	18,303,362	628,818

Cash and cash equivalents, beginning of period	24,146,939	29,155,294

Cash and cash equivalents, end of period	$42,450,301	$29,784,112

See accompanying notes to unaudited consolidated financial statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Quarters Ended March 31, 2011 and 2010
1. Basis of Presentation:
Peoples Financial Corporation (the “Company”) is a one-bank holding company headquartered in Biloxi, Mississippi. Its two operating subsidiaries are The Peoples Bank, Biloxi, Mississippi (the “Bank”), and PFC Service Corp. Its principal subsidiary is The Peoples Bank, Biloxi, Mississippi, which provides a full range of banking, financial and trust services to state, county and local government entities and individuals and small and commercial businesses operating in Harrison, Hancock, Stone and Jackson counties.
The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the financial position of the Company and its subsidiaries as of March 31, 2011 and the results of their operations and their cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2010 Annual Report and Form 10-K.
The results of operations for the quarter ended March 31, 2011, are not necessarily indicative of the results to be expected for the full year.
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
Summary of Significant Accounting Policies — The accounting and reporting policies of the Company conform with GAAP and general practices within the banking industry. There have been no material changes or developments in the application of principles or in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies as disclosed in our Form 10-K for the year ended December 31, 2010.
2. Earnings Per Share:
Per share data is based on the weighted average shares of common stock outstanding of 5,136,918 and 5,151,697 for the quarters ended March 31, 2011 and 2010, respectively.
3. Statements of Cash Flows:
The Company has defined cash and cash equivalents as cash and due from banks. The Company paid $910,344 and $1,229,166 for the quarters ended March 31, 2011 and 2010, respectively, for interest on deposits and borrowings. Income tax payments of $100,000 were made during the quarter ended March 31, 2010 and no income tax payments were made during the quarter ended March 31,

2011. Income taxes receivable of $2,130,362 as of December 31, 2010 were refunded during the first quarter of 2011. Loans transferred to other real estate amounted to $1,352,584 and $630,000 during the quarters ended March 31, 2011 and 2010, respectively. Dividends payable of $462,323 as of December 31, 2010 were paid during the first quarter of 2011.
4. Investments:
The amortized cost and fair value of securities at March 31, 2011 and December 31, 2010, are as follows:

		Gross	Gross
		Unrealized	Unrealized
March 31, 2011	Amortized Cost	Gains	Losses	Fair Value

Available for sale securities:
Debt securities:
U.S. Treasuries	$16,959,686	$42,767	$(435,163)	$16,567,290
U.S. Government agencies	262,622,107	1,076,711	(3,457,059)	260,241,759
States and political subdivisions	40,501,374	1,602,290	(189,110)	41,914,554

Total debt securities	320,083,167	2,721,768	(4,081,332)	318,723,603
Equity securities	649,983			649,983

Total available for sale securities	$320,733,150	$2,721,768	$(4,081,332)	$319,373,586

Held to maturity securities:
States and political subdivisions	$1,915,578	$94,095	$	$2,009,673

Total held to maturity securities	$1,915,578	$94,095	$	$2,009,673

		Gross	Gross
		Unrealized	Unrealized
December 31, 2010	Amortized Cost	Gains	Losses	Fair Value

Available for sale securities:
Debt securities:
U.S. Treasuries	$26,957,061	$51,729	$(499,819)	$26,508,971
U.S. Government agencies	221,639,699	1,055,500	(4,099,256)	218,595,943
States and political subdivisions	40,578,877	1,114,322	(369,633)	41,323,566

Total debt securities	289,175,637	2,221,551	(4,968,708)	286,428,480
Equity securities	649,983			649,983

Total available for sale securities	$289,825,620	$2,221,551	$(4,968,708)	$287,078,463

Held to maturity securities:
States and political subdivisions	$1,914,879	$95,551	$	$2,010,430

Total held to maturity securities	$1,914,879	$95,551	$	$2,010,430

The amortized cost and fair value of debt securities at March 31, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value

Available for sale securities:
Due in one year or less	$2,295,956	$2,351,453
Due after one year through five years	100,103,722	100,561,835
Due after five years through ten years	128,834,181	128,067,264
Due after ten years	88,849,308	87,743,051

Totals	$320,083,167	$318,723,603

Held to maturity securities:
Due after one year through five years	$1,451,182	$1,525,949
Due after five years through ten years	464,396	483,724

Totals	$1,915,578	$2,009,673

Securities with gross unrealized losses at March 31, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	Less Than Twelve Months		Over Twelve Months			Total
		Gross			Gross		Gross
		Unrealized			Unrealized		Unrealized
	Fair Value	Losses	Fair Value		Losses	Fair Value	Losses

March 31, 2011:
U.S. Treasuries	$15,524,830	$435,163	$		$	$15,524,830	$435,163
U.S. Government agencies	161,217,706	3,457,059				161,217,706	3,457,059
States and political subdivisions	1,921,235	64,408		2,101,268	124,702	4,022,503	189,110

TOTAL	$178,663,771	$3,956,630		$2,101,268	$124,702	$180,765,039	$4,081,332

December 31, 2010:
U.S. Treasuries	$15,457,980	$499,819	$		$	$15,457,980	$499,819
U.S. Government agencies	138,075,993	4,099,256				138,075,993	4,099,256
States and political subdivisions	5,295,359	172,435		2,028,616	197,198	7,323,975	369,633

TOTAL	$158,829,332	$4,771,510		$2,028,616	$197,198	$160,857,948	$4,968,708

Management evaluates securities for other-than-temporary impairment on a monthly basis. In performing this evaluation, the length of time and the extent to which the fair value has been less than cost, the fact that the Company’s securities are primarily issued by U.S. Treasury and U.S. Government Agencies and the cause of the decline in value are considered. In addition, the Company does not intend to sell and it is not more likely than not that it will be required to sell these securities before maturity. While some available for sale securities have been sold for liquidity purposes or for gains, the Company has traditionally held its securities, including those classified as available for sale, until maturity. As a result of the evaluation of these securities, the Company has determined that the unrealized losses summarized in the tables above are not deemed to be other-than-temporary.

5. Loans:
The composition of the loan portfolio at March 31, 2011 and December 31, 2010, is as follows:

	March 31, 2011	December 31, 2010

Gaming	$41,226,784	$44,342,798
Residential development	29,561,634	30,063,593
Real estate, construction	60,975,452	60,982,989
Real estate, mortgage	221,417,578	222,578,080
Commercial and industrial	39,629,243	36,463,500
Other	13,970,181	15,467,797

Total	$406,780,872	$409,898,757

The age analysis of the loan portfolio, segregated by class of loans, as of March 31, 2011 and December 31, 2010, is as follows:

									Loans Past
	Number of Days Past Due								Due Greater
					Greater	Total		Total	Than 90 Days
	30 - 59		60 - 89		Than 90	Past Due	Current	Loans	& Still Accruing

March 31, 2011:
Gaming	$		$		$3,093,409	$3,093,409	$38,133,375	$41,226,784	$
Residential development		15,187,500		937,706	1,221,148	17,346,354	12,215,280	29,561,634
Real estate, construction		2,973,416		1,678,632	4,517,620	9,169,668	51,805,784	60,975,452	1,038,694
Real estate, mortgage		8,911,987		12,846,325	4,207,288	25,965,600	195,451,978	221,417,578	1,361,833
Commercial and industrial		1,652,815		21,073	475,287	2,149,175	37,480,068	39,629,243	462,615
Other		112,857		5,499	63,486	181,842	13,788,339	13,970,181	536

Total		$28,838,575		$15,489,235	$13,578,238	$57,906,048	$348,874,824	$406,780,872	$2,863,678

December 31, 2010:
Gaming	$		$		$2,808,409	$2,808,409	$41,534,389	$44,342,798	$
Residential development		2,281,675			2,317,327	4,599,002	25,464,591	30,063,593
Real estate, construction		8,041,900		4,433,125	4,373,103	16,848,128	44,134,861	60,982,989	1,990,772
Real estate, mortgage		18,479,501		4,639,802	5,139,974	28,259,277	194,318,803	222,578,080	955,715
Commercial and industrial		1,558,356		98,328	41,181	1,697,865	34,765,635	36,463,500	14,099
Other		273,940		33,544	969	308,453	15,159,344	15,467,797	969

Total		$30,635,372		$9,204,799	$14,680,963	$54,521,134	$355,377,623	$409,898,757	$2,961,555

The Company monitors the credit quality of its loan portfolio through the use of a loan grading system. A score of 1 — 5 is assigned to the loan on factors including repayment ability, trends in net worth and/or financial condition of the borrower and guarantors, employment stability, management ability, loan to value fluctuations, the type and structure of the loan, conformity of the loan to bank policy and payment performance. Based on the total score, a loan grade of A — F is applied. A grade of A will generally be applied to loans for customers that are well known to the Company and that have excellent sources of repayment. A grade of B will generally be applied to loans for customers that have excellent sources of repayment which have no identifiable risk of collection. A grade of C will generally be applied to loans for customers that have adequate sources of repayment which have little identifiable risk of collection. Loans with a grade of C may be placed on the watch list if weaknesses are not resolved which could result in potential loss. A grade of D will generally be applied to loans for customers that are inadequately protected by current sound net worth, paying capacity of the borrower, or pledged collateral. Loans with a grade of D have unsatisfactory characteristics such as cash flow deficiencies, bankruptcy filing by the borrower or dependence on the sale of collateral for the primary source of repayment, causing more than acceptable levels of risk. Loans 60 to 89 days past due receive a grade of D. A grade of E will generally be applied to loans for customers with weaknesses inherent in the “D” classification and in which collection or liquidation in full is questionable. All loans 90 days or more past due are rated E. A grade of F is applied to loans which are considered uncollectible and of such little value that their continuance in an active bank is not warranted. Loans with this grade are charged off, even though partial or full recovery may be possible in the future. All loans 180 days or more past due are rated F and charged off unless the Bank is in the process of collection.
An analysis of the loan portfolio by loan grade, segregated by class of loans, as of March 31, 2011 and December 31, 2010, is as follows:

	Loans With A Grade Of:
	A or B	C		D	E	Total

March 31, 2011:
Gaming	$24,065,050	$		$6,723,161	$10,438,573	$41,226,784
Residential development	5,260,909		19,407,500	4,221,725	671,500	29,561,634
Real estate, construction	50,434,117		1,255,577	8,942,030	343,728	60,975,452
Real estate, mortgage	183,866,199		7,477,762	25,863,446	4,210,171	221,417,578
Commercial and industrial	37,277,674		9,231	1,936,305	406,033	39,629,243
Other	13,702,220		46,221	221,740		13,970,181

Total	$314,606,169		$28,196,291	$47,908,407	$16,070,005	$406,780,872

December 31, 2010:
Gaming	$27,397,218	$		$6,413,068	$10,532,512	$44,342,798
Residential development	25,664,590		864,342	3,102,340	432,321	30,063,593
Real estate, construction	52,417,942		314,806	7,715,653	534,588	60,982,989
Real estate, mortgage	184,963,841		8,247,627	25,669,185	3,697,427	222,578,080
Commercial and industrial	33,702,021		289,222	2,323,291	148,966	36,463,500
Other	15,232,311		39,865	195,621		15,467,797

Total	$339,377,923		$9,755,862	$45,419,158	$15,345,814	$409,898,757

Total loans on nonaccrual as of March 31, 2011 and December 31, 2010, are as follows:

	March 31, 2011	December 31, 2010

Gaming	$10,127,723	$10,221,662
Residential development	632,321	632,321
Real estate, construction	386,975	386,557
Real estate, mortgage	1,983,041	3,268,778
Commercial and industrial	297,672	27,081
Other	62,950	698

Total	$13,490,682	$14,537,097

In 2010, the Company modified two loans by granting interest rate concessions to the borrowers. These loans, which had a balance of $697,770 and $702,494 as of March 31, 2011 and December 31, 2010, respectively, are in compliance with their modified terms and are currently accruing and the Company has classified them as troubled debt restructurings.
Impaired loans, segregated by class of loans, as of March 31, 2011 and December 31, 2010, are as follows:

	Unpaid			Average
	Principal	Recorded	Related	Recorded
	Balance	Investment	Allowance	Investment

March 31, 2011:
Gaming	$10,438,573	$10,127,723	$	$10,145,145
Residential development	4,313,099	632,321		632,321
Real estate, construction	572,541	572,541	319,000	572,952
Real estate, mortgage	3,425,245	2,495,245	855,618	2,463,415
Commercial and industrial	297,672	297,672	155,500	10,691
Other	62,950	62,950	9,000	20,983

Total	$19,110,080	$14,188,452	$1,339,118	$13,845,507

December 31, 2010:
Gaming	$10,532,512	$10,221,662	$107,328	$9,363,015
Residential development	4,313,098	632,321	8,220	2,692,751
Real estate, construction	573,388	573,388	179,000	199,531
Real estate, mortgage	4,762,356	3,784,441	649,392	2,366,888
Commercial and industrial	27,081	27,081	195	8,065
Other	698	698	698	590

Total	$20,209,133	$15,239,591	$944,833	$14,630,840

No material interest income was recognized on impaired loans for the quarter ended March 31, 2011 and the year ended December 31, 2010.
6. Allowance for Loan Losses:
Transactions in the allowance for loan losses for the quarters ended March 31, 2011 and 2010, and the balances of loans, individually and collectively evaluated for impairment as of March 31, 2011 and 2010, are as follows (in thousands):

			Residential	Real Estate,	Real Estate,	Commercial
	Gaming		Development	Construction	Mortgage	and Industrial	Other	Total

March 31, 2011:
Allowance for Loan Losses:
Beginning Balance		$465	$1,070	$1,020	$3,413	$480	$202	$6,650
Charge-offs					(248)	(22)	(30)	(300)
Recoveries			32		46	14	22	114
Provision		(232)	(489)	240	1,006	220	(104)	641

Ending Balance		$233	$613	$1,260	$4,217	$692	$90	$7,105

Allowance for loan losses:
Ending balance: individually evaluated for impairment	$		$	$527	$2,013	$361	$18	$2,919

Ending balance: collectively evaluated for impairment		$233	$613	$733	$2,204	$331	$72	$4,186

Total Loans:
Ending Balance: Individually evaluated for impairment		$17,633	$23,563	$23,747	$17,202	$1,788	$222	$84,155

Ending balance: collectively evaluated for impairment		$23,594	$5,999	$37,228	$204,216	$37,841	$13,748	$322,626

		Residential	Real Estate,	Real Estate,	Commercial
	Gaming	Development	Construction	Mortgage	and Industrial	Other	Total

March 31, 2010:
Allowance for Loan Losses:
Beginning Balance	$699	$1,198	$1,019	$3,549	$1,293	$70	$7,828
Charge-offs			(550)	(122)		(83)	(755)
Recoveries					11	45	56
Provision	202	646	56	781	(719)	184	1,150

Ending Balance	$901	$1,844	$525	$4,208	$585	$216	$8,279

Allowance for Loan Losses:
Ending balance: individually evaluated for impairment	$225	$809	$420	$1,537	$271	$9	$3,271

Ending balance: collectively evaluated for impairment	$676	$1,035	$105	$2,671	$314	$207	$5,008

Total Loans:
Ending balance: individually evaluated for impairment	$900	$2,723	$2,317	$8,876	$582	$20	$15,418

Ending balance: collectively evaluated for impairment	$63,515	$32,388	$53,580	$223,260	$46,921	$13,792	$433,456

7. Deposits:
At March 31, 2011, time deposits of $100,000 or more include brokered deposits of $22,696,000 which mature in 2012.
8. Accumulated Other Comprehensive Loss:
At March 31, 2011, accumulated other comprehensive loss included the unrealized loss on available for sale securities of $887,554, net of tax of $444,513, and the loss from the unfunded post-retirement benefit obligation of $1,072,445, net of tax of $552,471.
9. Fair Value of Financial Instruments:
The Company reports certain assets and liabilities at their estimated fair value. These assets and liabilities are classified and disclosed in one of three categories based on the inputs used to develop the measurements. The categories, which establish a hierarchy for ranking the quality and reliability of the information used to determine fair value, are: Level 1 — Quoted market prices in active markets for identical assets or liabilities, Level 2 — Observable market based inputs or unobservable inputs or unobservable inputs that are corroborated by market data, or Level 3 — Unobservable inputs that are not corroborated by market data.
All entities are required to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the statement of condition, for which it is practical to estimate its fair value. Certain financial instruments and all nonfinancial instruments are excluded from these disclosure requirements. Significant assets and liabilities that are not considered financial instruments include deferred income taxes and bank premises and equipment. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. In preparing these disclosures, Management made highly sensitive estimates and assumptions in developing the methodology to be utilized in the computation of fair value. These estimates and assumptions were formulated based on judgments regarding economic conditions and risk characteristics of the financial instruments that were present at the time the computations were made. Events may occur that alter these conditions and may change the assumptions as well. A change in the assumptions might affect the fair value of the financial instruments disclosed in this footnote. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. In addition, the tax consequences related to the realization of the unrealized gains and losses have not been computed or disclosed herein. These methods and assumptions are set forth below.
Cash and Due from Banks
The carrying amount shown as cash and due from banks approximates fair value.
Federal Funds Sold
The carrying amount shown as federal funds sold approximates fair value.
Available for Sale Securities
The fair value of available for sale securities is based on quoted market prices. The Company’s available for sale securities are reported at their estimated fair value, which is determined utilizing several sources. The primary source is Interactive Data Corporation, which utilizes pricing models that vary based on asset class and include available trade, bid and other market information and whose methodology includes broker quotes, proprietary models and vast descriptive databases. The other source for determining fair value is matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark securities. All of the Company’s available for sale securities are Level 2 assets.
Held to Maturity Securities
The fair value of held to maturity securities is based on quoted market prices.
Other Investments
The carrying amount shown as other investments approximates fair value.
Federal Home Loan Bank Stock
The carrying amount shown as Federal Home Loan Bank Stock approximates fair value.

Loans
The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings for the remaining maturities. The cash flows considered in computing the fair value of such loans are segmented into categories relating to the nature of the contract and collateral based on contractual principal maturities. Appropriate adjustments are made to reflect probable credit losses. Cash flows have not been adjusted for such factors as prepayment risk or the effect of the maturity of balloon notes. The fair value of floating rate loans is estimated to be its carrying value. At each reporting period, the Company determines which loans are impaired. Accordingly, the Company’s impaired loans are reported at their estimated fair value on a non-recurring basis. An allowance for each impaired loan, which are generally collateral-dependent, is calculated based on the fair value of its collateral. The fair value of the collateral is based on appraisals performed by third-party valuation specialists. Factors including the assumptions and techniques utilized by the appraiser are considered by Management. If the recorded investment in the impaired loan exceeds the measure of fair value of the collateral, a valuation allowance is recorded as a component of the allowance for loan losses. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as a non-recurring Level 2 asset. When an appraised value is not available or Management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as a non-recurring Level 3 asset.
Other real estate
When Management determines that it has sustained a loss on a loan, it may be necessary to foreclose on the related collateral. Other real estate acquired through foreclosure is carried at fair value, less estimated costs to sell. The fair value of the collateral is based on appraisals performed by third-party valuation specialists. Factors including the assumptions and techniques utilized by the appraiser are considered by Management. If the current appraisal is more than one year old and/or the loan balance is more than $200,000, a new appraisal is obtained. Otherwise, the Bank’s in-house property evaluator and Management will determine the fair value of the collateral, based on comparable sales, market conditions, Management’s plans for disposition and other estimates of fair value obtained from principally independent sources, adjusted for estimated selling costs. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the other real estate as a non-recurring Level 2 asset. When an appraised value is not available or Management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the other real estate as a non-recurring Level 3 asset.
Cash Surrender Value of Life Insurance
The carrying amount of cash surrender value of bank-owned life insurance approximates fair value.
Deposits
The fair value of non-interest bearing demand and interest bearing savings and demand deposits is the amount reported in the financial statements. The fair value of time deposits is estimated by discounting the cash flows using current rates of time deposits with similar remaining maturities.

The cash flows considered in computing the fair value of such deposits are based on contractual maturities, since approximately 98% of time deposits provide for automatic renewal at current interest rates.
Federal Funds Purchased and Securities Sold under Agreements to Repurchase
The carrying amount shown as federal funds purchased and securities sold under agreements to repurchase approximates fair value.
Borrowings from Federal Home Loan Bank
The fair value of FHLB fixed rate borrowings is estimated using discounted cash flows based on current incremental borrowing rates for similar types of borrowing arrangements. The Company has no FHLB variable rate borrowings.
Commitments to Extend Credit and Standby Letters of Credit
Because commitments to extend credit and standby letters of credit are generally short-term and at variable rates, the contract value and estimated value associated with these instruments are immaterial.
The balances of available for sale securities, which are the only assets measured at fair value on a recurring basis, by level within the fair value hierarchy and by investment type, as of March 31, 2011 and December 31, 2010 are as follows:

		Fair Value Measurement Using
	Total	Level 1	Level 2	Level 3

March 31, 2011:
U.S. Treasuries	$16,567,290	$	$16,567,290	$
U.S. Government agencies	260,241,759		260,241,759
States and political subdivisions	41,914,554		41,914,554
Equity securities	649,983		649,983

Total	$319,373,586	$	$319,373,586	$

		Fair Value Measurement Using
	Total	Level 1	Level 2	Level 3

December 31, 2010:
U.S. Treasuries	$26,508,971	$	$26,508,971	$
U.S. Government agencies	218,595,943		218,595,943
States and political subdivisions	41,323,566		41,323,566
Equity securities	649,983		649,983

Total	$287,078,463	$	$287,078,463	$

Impaired loans, which are measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of March 31, 2011 and December 31, 2010 are as follows:

		Fair Value Measurement Using
	Total	Level 1	Level 2	Level 3

March 31, 2011	$12,849,332	$	$	$12,849,332
December 31, 2010	14,294,758			14,294,758

The following table presents a summary of changes in the fair value of impaired loans which are measured using level 3 inputs:

	For the Quarter	For the Year
	Ended	Ended
	March 31, 2011	December 31, 2010

Balance, beginning of period	$14,294,758	$20,110,330
Purchases	868,291	5,519,905
Sales	(1,919,431)	(12,286,060)
Unrealized gain (loss)	(394,286)	950,583

Balance, end of period	$12,849,332	$14,294,758

Other real estate, which is measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of March 31, 2011 and December 31, 2010 are as follows:

		Fair Value Measurement Using
	Total	Level 1	Level 2	Level 3

March 31, 2011	$6,937,128	$	$1,276,816	$5,660,312
December 31, 2010	5,744,150		1,248,816	4,495,334
The following table presents a summary of changes in the fair value of other real estate which is measured using level 3 inputs:

	For the Quarter	For the Year
	Ended	Ended
	March 31, 2011	December 31, 2010

Balance, beginning of period	$4,495,334	$1,521,313
Purchases	1,324,584	4,466,221
Sales	(35,000)	(1,414,850)
Unrealized loss	(124,606)	(77,350)

Balance, end of period	$5,660,312	$4,495,334

The carrying value and estimated fair value of financial assets and financial liabilities at March 31, 2011 and December 31, 2010, are as follows:

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets:
Cash and due from banks	$42,450,301	$42,450,301	$24,146,939	$24,146,939
Available for sale securities	319,373,586	319,373,586	287,078,463	287,078,463
Held to maturity securities	1,915,578	2,009,673	1,914,879	2,010,430
Other investments	3,916,217	3,916,217	3,926,371	3,926,371
Federal Home Loan Bank stock	2,584,700	2,584,700	2,281,200	2,281,200
Loans, net	399,675,308	403,840,715	403,248,499	407,363,159
Cash surrender value	16,113,383	16,113,383	15,951,117	15,951,117
Financial Liabilities:
Deposits:
Non-interest bearing	117,803,473	117,803,473	108,277,985	108,277,985
Interest bearing	417,642,577	418,602,526	375,861,530	376,715,446

Total deposits	535,446,050	536,405,999	484,139,515	484,993,431
Federal funds purchased and securities sold under agreements to repurchase	145,060,933	145,060,933	140,102,019	140,102,019
Borrowings from Federal Home Loan Bank	31,975,108	33,054,608	42,957,016	43,990,270
10. New Accounting Pronouncements:
In January 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (“ASU No. 2011-01). ASU No. 2011-01 temporarily delays the effective date of the disclosures about troubled debt restructurings required in Accounting Standards Update No. 2010-20. It is not expected to have a material impact on the Company’s results of operations or financial position.
In April 2011, the FASB issued Accounting Standards Update No. 2011-02, Receivables: A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring (“ASU No. 2011-02”). ASU No. 2011-02 establishes the effective date for the disclosures about troubled debt restructurings required in ASU No. 2010-20. The standard is effective for the Company for fiscal quarters beginning after June 15, 2010 and is not expected to have a material impact on Company’s results of operations, financial position or disclosures.
11. Reclassifications:
Certain reclassifications, which had no effect on prior year net income, have been made to prior period statements to conform to current year presentation.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
The Company is a one-bank holding company headquartered in Biloxi, Mississippi. It has two operating subsidiaries, PFC Service Corp., an inactive company, and The Peoples Bank, Biloxi, Mississippi (the “Bank”). The Bank provides a full range of banking, financial and trust services to state, county and local government entities and individuals and small and commercial businesses operating in Harrison, Hancock, Stone and Jackson counties in Mississippi.
The following presents Management’s discussion and analysis of the consolidated financial condition and results of operations of Peoples Financial Corporation and Subsidiaries. These comments should be considered in combination with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in this report on Form 10-Q and the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Management’s Discussion and Analysis included in the Company’s Form 10-K for the year ended December 31, 2010.
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
New Accounting Pronouncements
The FASB has issued two accounting standards updates, which are disclosed in Note 10 to the accompanying consolidated financial statements. The Company does not expect that these updates will have a material impact on its results of operations, financial position or disclosures.
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
Allowance for loan losses:
The Company’s most critical accounting policy relates to its allowance for loan losses (“ALL”), which reflects the estimated losses resulting from the inability of its borrowers to make loan payments. The ALL is established and maintained at an amount sufficient to cover the estimated loss associated with the loan portfolio of the Company as of the date of determination. Credit losses arise not only from credit risk, but also from other risks inherent in the lending process including, but not limited to, collateral risk, operation risk, concentration risk and economic risk. As such, all related risks of lending are considered when assessing the adequacy of the ALL. On a quarterly basis, Management estimates the probable level of losses to determine whether the allowance is adequate to absorb reasonably foreseeable, anticipated losses in the existing portfolio based on our past loan loss experience, known and inherent risk in the portfolio, adverse situations that may affect the borrowers’ ability to repay and the estimated value of any underlying collateral and current economic conditions. Management believes that the ALL is adequate and appropriate for all periods presented in these financial statements. If there was a deterioration of any of the factors considered by Management in evaluating the ALL, the estimate of loss would be updated, and additional provisions for loan losses may be required. The analysis divides the portfolio into two segments: a pool analysis of loans based upon loss history which may be adjusted by qualitative factors by loan type and a specific reserve analysis for those loans considered impaired under generally accepted accounting principles. All credit relationships with an outstanding balance of $100,000 or greater that are included in Management’s loan watch list are individually reviewed for impairment. All losses are charged to the ALL when the loss actually occurs or when a determination is made that a loss is likely to occur; recoveries are credited to the ALL at the time of receipt.
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
OVERVIEW
The Company is a community bank serving the financial and trust needs of its customers in Harrison, Hancock, Jackson and Stone Counties in Mississippi. Maintaining a strong core deposit base and providing commercial and real estate lending in our trade area are the traditional focuses of the Company. Growth has largely been achieved through de novo branching activity, and it is expected that these strategies will continue to be emphasized in the future.

With the focus of our core business being on the Mississippi Gulf Coast, any significant local events have the potential to impact the Company’s business. Although the oil spill in the Gulf of Mexico, which occurred in the second quarter of 2010, has not had a significant direct impact on the Company, its effects on the seafood and tourism industries in our trade area and the local economy in general may not be known for years to come. Additionally, the current interest rate environment, the decline in the value of real estate and the general economic downturn on local and national levels have affected the Company’s results. Managing the net interest margin in the Company’s highly competitive market and in context of larger national economic conditions has been very challenging and will continue to be so for the foreseeable future.
Net income for the first quarter of 2011 was $437,544 compared with $871,455 for the first quarter of 2010. Net interest income decreased $1,130,743 for the first quarter of 2011 as compared with the first quarter of 2010 primarily from a decrease in interest rates earned on U.S. Agency securities. Results for 2011 included a decrease in the provision for loan losses of $509,000, a decrease in service charges on deposit accounts of $153,475 and a decrease in tax expense of $325,000 as compared with 2010.
Monitoring asset quality and addressing potential losses in our loan portfolio continues to be emphasized during these difficult economic times. Nonaccrual loans and loans past due 90 days and still accruing decreased to $13,490,682 and $2,863,678 at March 31, 2011 as compared with $14,537,097 and $2,961,555 at March 31, 2010, respectively. Net charge-offs decreased to $185,693 for the first quarter of 2011 from $700,324 for the first quarter of 2010.
Total assets at March 31, 2011 increased $46,002,045 as compared with December 31, 2010. Deposits increased $51,306,535 at March 31, 2011 as compared with December 31, 2010, which funded the increase of $32,295,123 in available for sale securities and the decrease in borrowings from the Federal Home Loan Bank (“FHLB”) of $10,981,908 for the same period.
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
The Company’s average interest earning assets decreased approximately $74,434,000, or 10%, from approximately $778,266,000 for the first quarter of 2010 to approximately $703,832,000 for the first quarter of 2011. The Company’s average balance sheet shrunk as principal payments, maturities, charge-offs and foreclosures relating to existing loans have outpaced new loans and investments.

The average yield on earning assets decreased by 36 basis points, from 4.32% for the first quarter of 2010 to 3.96% for the first quarter of 2011, with the biggest impact to the yield on taxable available for sale securities. The Company’s investment and liquidity strategy has been to invest most of the proceeds from sales, calls and maturities of securities in similar securities with a maturity of two years, the interest rates on which have decreased dramatically. As a result, the yield on taxable available for sale securities decreased from 4.31% for the first quarter of 2010 to the 2.43% for the first quarter of 2011. Beginning in the fourth quarter of 2010, maturities have been extended to five years in order to improve yield.
Average interest bearing liabilities decreased approximately $72,221,000, or 11%, from approximately $647,203,000 for the first quarter of 2010 to approximately $574,982,000 for the first quarter of 2011.
The average rate paid on interest bearing liabilities decreased 13 basis points, from .77% for the first quarter of 2010 to .64% for the first quarter of 2011. This decrease is the result of utilizing lower cost funding sources including brokered deposits and FHLB advances in 2011 as compared with 2010. The Company believes that it is unlikely that its cost of funds can be materially reduced further.
The Company’s net interest margin on a tax-equivalent basis, which is net income as a percentage of average earning assets, was 3.44% at March 31, 2011, down 25 basis points from 3.69% at March 31, 2010.
The table on the following page analyzes the changes in tax-equivalent net interest income for the quarters ended March 31, 2011 and 2010.

Analysis of Average Balances, Interest Earned/Paid and Yield
(In Thousands)

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate
Loans (2)(3)	$407,738	$4,907	4.81%	$455,880	$4,987	4.38%
Federal Funds Sold	2,318	1	0.17%	5,553	3	0.22%
HTM:
Non taxable (1)	1,915	25	5.22%	3,202	43	5.37%
AFS:
Taxable	247,175	1,503	2.43%	267,597	2,881	4.31%
Non taxable (1)	41,623	534	5.13%	40,367	497	4.92%
Other	3,063	6	0.78%	5,667	4	0.28%

Total	$703,832	$6,976	3.96%	$778,266	$8,415	4.32%

Savings & interest-bearing DDA	$217,461	$260	0.48%	$223,524	$286	0.51%
CD’s	180,769	443	0.98%	176,960	532	1.20%
Federal funds purchased	135,573	172	0.51%	170,810	286	0.67%
FHLB advances	41,179	50	0.49%	75,909	136	0.72%

Total	$574,982	$925	0.64%	$647,203	$1,240	0.77%

Net tax-equivalent yield on earning assets			3.44%			3.69%

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2011 and 2010.

(2)	Loan fees of $166 and $201 for 2011 and 2010, respectively, are included in these figures.

(3)	Includes nonaccrual loans.

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
Management relies on its guidelines and existing methodology to monitor the performance of its loan portfolio and identify and estimate potential losses based on the best available information. The potential effect resulting from the economic downturn on a national and local level, the decline in real estate values and actual losses incurred by the Company were key factors in our analysis. The potential direct and/or indirect impact of the oil spill in the Gulf of Mexico on the Company and its customers was also considered and will continue to be monitored as there is still sufficient uncertainty as to the ultimate impact. However, no direct potential losses as a result of the spill were identified as of March 31, 2011.
The Company’s on-going, systematic evaluation resulted in the Company recording a provision for loan losses of $641,000 and $1,150,000 for the first quarters of 2011 and 2010, respectively. The allowance for loan losses as a percentage of loans was 1.75% and 1.62% at March 31, 2011 and December 31, 2010, respectively. The Company believes that its allowance for loan losses is appropriate as of March 31, 2011.
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
Non-interest income
Trust department income and fees are earned by the Company based on services provided to corporate and personal trust accounts. The increase in fee income of $39,159 for the first quarter of 2011 as compared with the first quarter of 2010 is attributable to the increase in market value, on which fees are based, for personal trust accounts.
Service charges on deposit accounts, which decreased by $153,475 during the first quarter of 2011 as compared with the first quarter of 2010, were impacted by the local and national economy as well as customers opting out of overdraft protection service for debit card transactions. The result was a decrease in NSF fee income of $125,924 and a decrease in ATM surcharge fees of $37,506 during the first quarter of 2011 as compared with the first quarter of 2010.
Non-interest expense
Total non-interest expense increased $26,945 for the first quarter of 2011 as compared with the first quarter of 2010. Salaries and employee benefits decreased $35,978 and equipment rentals, depreciation and maintenance decreased $65,053 for the first quarter of 2011 as compared with the first quarter of 2010. Salaries and employee benefits decreased as the employee census continues to decrease from attrition and bonuses and other incentives are reduced. Depreciation costs have decreased by $42,000 in 2011, as computer and other equipment acquired after Hurricane Katrina in 2005 are now fully depreciated. Maintenance and repairs costs have declined by $22,681 in 2011 as compared with 2010 mainly due to the timing of expenses.
Net occupancy costs increased $89,157 and FDIC and state insurance assessments increased $55,439 for the first quarter of 2011 as compared with the first quarter of 2010. Net occupancy costs increased primarily due to insurance expense being $91,565 higher in 2011 as compared with 2010 as a result of the timing of expenses and increasing costs. FDIC and state insurance assessments increased as banks fund the replenishment of the bank insurance fund which was depleted by the recent swell of bank closures and more frequent state assessments have been levied in the current year.
Income Taxes
Income taxes have been impacted by non-taxable income and federal tax credits during the quarters ended March 31, 2011 and 2010, as follows:

	Quarter Ended March 31,
	2011		2010
	Tax	Rate	Tax	Rate

Taxes at statutory rate	$97,765	34	$355,795	34
Increase (decrease) resulting from:
Tax-exempt interest income	(125,494)	(43)	(121,356)	(12)
Income from BOLI	(44,982)	(16)	(44,064)	(4)
Federal tax credits	(91,410)	(32)	(32,160)	(3)
Other	14,121	5	16,785	2

Total income taxes (benefit)	$(150,000)	(52)	$175,000	17

FINANCIAL CONDITION
Available for sale securities increased $32,295,123 at March 31, 2011, compared with December 31, 2010, as funds available from the increase in deposits are invested in these securities.
Loans decreased $3,117,885 at March 31, 2011 as compared with December 31, 2010 as a result of loan payments, maturities, foreclosures, charge-offs and a slower volume of new loans. The Company anticipates that its loan portfolio will decline further in the remaining quarters of 2011.

Other real estate (“ORE”) increased $1,192,978 at March 31, 2011 as compared with December 31, 2010. Loans totaling $1,352,584 were transferred into ORE during the first quarter of 2011 and one property included in ORE was written down by $124,606 during the first quarter of 2011.
Prepaid FDIC assessments decreased by $352,532 at March 31, 2011 as compared with December 31, 2010 as a result of the amortization of these costs.
Other assets decreased $2,309,187 at March 31, 2011 as compared with December 31, 2010 primarily as a result of the refund of income taxes of $2,130,362.
Total deposits increased $51,306,535 at March 31, 2011, as compared with December 31, 2010. Typically, significant increases or decreases in total deposits and/or significant fluctuations among the different types of deposits from quarter to quarter are anticipated by Management as customers in the casino industry and county and municipal entities reallocate their resources periodically. During the first quarter of 2011, approximately $40 million in public fund deposits which had been in time deposits were transferred by the customers into interest bearing demand accounts.
Borrowings from the Federal Home Loan Bank decreased $10,981,908 at March 31, 2011 as compared with December 31, 2010 based on the liquidity needs of the bank subsidiary.
SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY
Strength, security and stability have been the hallmark of the Company since its founding in 1985 and of its bank subsidiary since its founding in 1896. A strong capital foundation is fundamental to the continuing prosperity of the Company and the security of its customers and shareholders.
The Company and the Bank are subject to regulatory capital adequacy requirements imposed by the federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, specific capital guidelines that involve quantitative measures of the bank subsidiary’s assets and certain off-balance sheet items, adjusted for credit risk, as calculated under regulatory accounting practices must be met. The risk-based capital standards currently in effect are designed to make regulatory capital requirements more sensitive to differences in risk profiles among bank holding companies and banks and to account for off-balance sheet exposure. Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets, and Tier 1 capital to average assets.
As of March 31, 2011, the most recent notification from the Federal Deposit Insurance Corporation categorized the bank subsidiary as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the bank subsidiary must have a Total risk-based capital ratio of 10.00% or greater, a Tier 1 risk-based capital ratio of 6.00% or greater and a Leverage capital ratio of 5.00% or greater. There are no conditions or events since that notification that Management believes have changed the bank subsidiary’s category.
The actual capital amounts and ratios and required minimum capital amounts and ratios for the Company as of March 31, 2011 and December 31, 2010, are as follows (in thousands):

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio

March 31, 2011:
Total Capital (to Risk Weighted Assets)	$109,790	20.99%	$41,854	8.00%
Tier 1 Capital (to Risk Weighted Assets)	103,254	19.74%	20,927	4.00%
Tier 1 Capital (to Average Assets)	103,254	12.76%	32,376	4.00%

December 31, 2010:
Total Capital (to Risk Weighted Assets)	$110,435	22.26%	$39,691	8.00%
Tier 1 Capital (to Risk Weighted Assets)	104,233	21.01%	19,846	4.00%
Tier 1 Capital (to Average Assets)	104,233	12.40%	33,616	4.00%
The actual capital amounts and ratios and required minimum capital amounts and ratios for the Bank as of March 31, 2011 and December 31, 2010, are as follows (in thousands):

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio

March 31, 2011:
Total Capital (to Risk Weighted Assets)	$104,465	20.00%	$41,786	8.00%
Tier 1 Capital (to Risk Weighted Assets)	97,929	18.75%	20,893	4.00%
Tier 1 Capital (to Average Assets)	97,929	12.39%	31,616	4.00%

December 31, 2010:
Total Capital (to Risk Weighted Assets)	$105,255	21.41%	$39,320	8.00%
Tier 1 Capital (to Risk Weighted Assets)	99,111	20.16%	19,660	4.00%
Tier 1 Capital (to Average Assets)	99,111	11.86%	33,431	4.00%
In addition to monitoring its risk-based capital ratios, the Company also determines the primary capital ratio on a quarterly basis. This ratio was 13.43% at March 31, 2011, which is well above the regulatory minimum of 6.00%. Management continues to emphasize the importance of maintaining the appropriate capital levels of the Company and has established the goal of maintaining its primary capital ratio at 8.00%, which is the minimum requirement for classification as being “well-capitalized” by the banking regulatory authorities.
LIQUIDITY
Liquidity represents the Company’s ability to adequately provide funds to satisfy demands from depositors, borrowers and other commitments by either converting assets to cash or accessing new or existing sources of funds. Management monitors these funds requirements in such a manner as to satisfy these demands and provide the maximum earnings on its earning assets. The Company manages and monitors its liquidity position through a number of methods, including through the computation of liquidity risk targets and the preparation of various analyses of its funding sources and utilization of those sources on a monthly basis. The Company also uses proforma liquidity projections which are updated on a continuous basis in the management of its liquidity needs and also conducts contingency testing on its liquidity plan.

Deposits, payments of principal and interest on loans, proceeds from maturities of investment securities and earnings on investment securities are the principal sources of funds for the Company. Borrowings from the FHLB, federal funds sold and federal funds purchased are utilized by the Company to manage its daily liquidity position. The Company has also been approved to participate in the Federal Reserve Bank’s Discount Window Primary Credit Program, which it intends to use only as a contingency.
REGULATORY MATTERS
During 2009, Management identified opportunities for improving risk management, addressing asset quality concerns, managing concentrations of credit risk and ensuring sufficient liquidity at the Bank as a result of its own investigation as well as examinations performed by certain bank regulatory agencies. In concert with the regulators, the Company and the Bank identified specific corrective steps and actions to enhance its risk management, asset quality and liquidity policies, controls and procedures. The Company and the Bank may not declare or pay any cash dividends without the prior written approval of their regulators.
Item 4: Controls and Procedures
As of March 31, 2011, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There were no changes in the Company’s internal control over financial reporting that occurred during the period ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1: Legal Proceedings
The Bank is involved in various legal matters and claims which are being defended and handled in the ordinary course of business. None of these matters is expected, in the opinion of Management, to have a material adverse effect upon the financial position or results of operations of the Company.

Item 5: Other Information
(a) On February 23, 2011, the Board of Directors re-appointed the following officers of the Company:

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
(b) Reports on Form 8-K
A Form 8-K was filed on January 26, 2011, April 27, 2011 and April 28, 2011.

SIGNATURES
Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL CORPORATION (Registrant) Date: May 11, 2011
By:	/s/ Chevis C. Swetman
Chevis C. Swetman
Chairman, President and Chief Executive Officer (principal executive officer)

Date: May 11, 2011

By:	/s/ Lauri A. Wood
Lauri A. Wood
Chief Financial Officer and Controller (principal financial and accounting officer)