Form 10-Q
period 2011-06-30
PEOPLES FINANCIAL CORP /MS/
filed 2011-08-12
CIK 770460

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	June 30, 2011
or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number	001-12103
PEOPLES FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Mississippi	64-0709834

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Lameuse and Howard Avenues, Biloxi, Mississippi	39533

(Address of principal executive offices)	(Zip Code)
(228) 435-5511

(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes   X   No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company X
Do not check if a smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes       No   X
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date. Peoples Financial Corporation has only one class of common stock authorized. At July 29, 2011, there were 15,000,000 shares of $1 par value common stock authorized, with 5,136,918 shares issued and outstanding.

Part 1 — Financial Information
Item 1: Financial Statements
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 4: Controls and Procedures
PART II - OTHER INFORMATION
Item 1: Legal Proceedings
Item 5: Other Information
Item 6 - Exhibits and Reports on Form 8-K
SIGNATURES
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part 1 — Financial Information
Item 1: Financial Statements
Peoples Financial Corporation and Subsidiaries
Consolidated Statements of Condition

	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)

Assets
Cash and due from banks	$45,605,429	$24,146,939

Available for sale securities	319,529,536	287,078,463

Held to maturity securities, fair value of $2,006,142 at June 30, 2011; $2,010,430 at December 31, 2010	1,916,323	1,914,879

Other investments	3,843,455	3,926,371

Federal Home Loan Bank Stock, at cost	2,153,000	2,281,200

Loans	393,389,744	409,898,757

Less: Allowance for loan losses	6,713,484	6,650,258

Loans, net	386,676,260	403,248,499

Bank premises and equipment, net of accumulated depreciation	28,853,143	29,756,239

Other real estate	8,163,237	5,744,150

Accrued interest receivable	3,532,014	3,292,430

Cash surrender value of life insurance	16,076,138	15,951,117

Prepaid FDIC assessments	2,898,420	3,652,972

Other assets	1,968,018	5,552,225

Total assets	$821,214,973	$786,545,484

Peoples Financial Corporation and Subsidiaries
Consolidated Statements of Condition (continued)

	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)

Liabilities & Shareholders’ Equity
Liabilities:

Deposits:

Demand, non-interest bearing	$109,784,048	$108,277,985

Savings and demand, interest bearing	217,789,641	193,631,209

Time, $100,000 or more	124,242,102	134,667,660

Other time deposits	46,603,645	47,562,661

Total deposits	498,419,436	484,139,515

Federal funds purchased and securities sold under agreements to repurchase	169,044,469	140,102,019

Borrowings from Federal Home Loan Bank	28,955,873	42,957,016

Other liabilities	18,547,716	17,990,072

Total liabilities	714,967,494	685,188,622

Shareholders’ Equity:
Common stock, $1 par value, 15,000,000 shares authorized, 5,136,918 and 5,151,139 shares issued and outstanding at June 30, 2011 and December 31, 2010	5,136,918	5,151,139

Surplus	65,780,254	65,780,254

Undivided profits	33,909,136	33,302,381

Accumulated other comprehensive income (loss), net of tax	1,421,171	(2,876,912)

Total shareholders’ equity	106,247,479	101,356,862

Total liabilities & shareholders’ equity	$821,214,973	$786,545,484

See accompanying notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Interest income:
Interest and fees on loans	$4,381,186	$4,893,342	$9,287,948	$9,880,468

Interest and dividends on securities:

U.S. Treasuries	63,266	131,216	127,129	325,478

U.S. Government agencies	1,711,696	2,312,723	3,151,058	4,612,426

Mortgage-backed securities	30,957	132,048	30,957	518,924

States and political subdivisions	360,357	316,668	729,458	673,597

Other investments	2,421	3,203	8,639	7,654

Interest on federal funds sold	3,386	1,557	4,738	5,336

Total interest income	6,553,269	7,790,757	13,339,927	16,023,883

Interest expense:
Deposits	651,406	849,297	1,354,117	1,666,786

Long-term borrowings	45,402	109,559	95,467	246,204

Federal funds purchased and securities sold under agreements to repurchase	169,545	276,351	341,568	562,741

Total interest expense	866,353	1,235,207	1,791,152	2,475,731

Net interest income	5,686,916	6,555,550	11,548,775	13,548,152

Provision for allowance for losses on loans	546,000	1,585,000	1,187,000	2,735,000

Net interest income after provision for allowance for losses on loans	$5,140,916	$4,970,550	$10,361,775	$10,813,152

Peoples Financial Corporation and Subsidiaries
Consolidated Statements of Income (continued)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Non-interest income:
Trust department income and fees	$323,468	$282,941	$669,923	$590,237

Service charges on deposit accounts	1,455,146	1,579,485	2,874,174	3,151,988

Gain on sales or calls of securities	7,174	1,563,441	7,174	1,567,486

Increase in cash surrender value	125,380	126,344	257,680	255,944

Gain from redemption of life insurance	389,119		389,119

Other income	151,035	132,316	276,162	252,005

Total non-interest income	2,451,322	3,684,527	4,474,232	5,817,660

Non-interest expense:
Salaries and employee benefits	3,395,090	3,398,188	6,771,387	6,810,463

Net occupancy	655,236	544,121	1,269,170	1,068,898

Equipment rentals, depreciation and maintenance	951,812	951,312	1,822,212	1,886,765

FDIC assessments	437,086	390,517	842,912	740,904

Other expense	1,535,141	1,402,857	3,224,909	3,109,245

Total non-interest expense	6,974,365	6,686,995	13,930,590	13,616,275

Income before income taxes	617,873	1,968,082	905,417	3,014,537

Income tax expense (benefit)	(192,000)	522,000	(342,000)	697,000

Net income	$809,873	$1,446,082	$1,247,417	$2,317,537

Basic and diluted earnings per share	$.16	$.28	$.24	$.45

See accompanying notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries
Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Income

					Accumulated
	Number of				Other
	Common	Common		Undivided	Comprehensive	Comprehensive
	Shares	Stock	Surplus	Profits	Income (Loss)	Income	Total

Balance, January 1, 2011	5,151,139	$5,151,139	$65,780,254	$33,302,381	$(2,876,912)		$101,356,862

Comprehensive income:

Net income				1,247,417		$1,247,417	1,247,417

Net unrealized gain on available for sale securities, net of tax					4,302,818	4,302,818	4,302,818

Reclassification adjustment for available for sale securities called or sold in current year, net of tax					(4,735)	(4,735)	(4,735)

Total comprehensive income						$5,545,500

Dividend declared ($.09 per share)				(462,323)			(462,323)

Retirement of stock	(14,221)	(14,221)		(178,339)			(192,560)

Balance, June 30, 2011	5,136,918	$5,136,918	$65,780,254	$33,909,136	$1,421,171		$106,247,479

Note: Balances as of January 1, 2011 were audited.
See accompanying notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2011	2010

Cash flows from operating activities:

Net income	$1,247,417	$2,317,537

Adjustment to reconcile net income to net cash provided by operating activities:

Depreciation	1,176,000	1,218,000

Provision for allowance for loan losses	1,187,000	2,735,000

Loss on writedown of other real estate	124,606	77,350

Loss on sales of other real estate	25,291	39,350

Loss on other investments	82,916	15,550

Gain on sales and calls of securities	(7,174)	(1,567,486)

Accretion of held to maturity securities	(1,444)	(1,413)

Change in accrued interest receivable	(239,584)	625,954

Change in other assets	2,605,373	15,556

Change in other liabilities	80,850	20,596,976

Net cash provided by operating activities	$6,281,251	$26,072,374

Peoples Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows (continued) (unaudited)

	Six Months Ended June 30,
	2011	2010

Cash flows from investing activities:
Proceeds from maturities, sales and calls of available for sale securities	$78,710,848	$147,206,124

Investment in available for sale securities	(104,646,484)	(173,037,295)

Proceeds from maturities of held to maturity securities		389,920

Redemption of Federal Home Loan Bank Stock	128,200	1,645,100

Proceeds from sales of other real estate	358,526	807,500

Loans, net change	12,457,729	17,045,947

Acquisition of premises and equipment	(272,904)	(172,932)

Investment in other assets	(125,021)	(325,325)

Net cash used in investing activities	(13,389,106)	(6,440,961)

Cash flows from financing activities:
Demand and savings deposits, net change	25,664,495	20,461,290

Time deposits made, net change	(11,384,574)	28,392,369

Cash dividends	(462,323)	(515,170)

Retirement of common stock	(192,560)

Borrowings from Federal Home Loan Bank	330,002,395	390,669,662

Repayments to Federal Home Loan Bank	(344,003,538)	(441,123,947)

Federal funds purchased and securities sold under agreements to repurchase, net change	28,942,450	(3,558,614)

Net cash provided by (used in) financing activities	28,566,345	(5,674,410)

Net increase in cash and cash equivalents	21,458,490	13,957,003

Cash and cash equivalents, beginning of period	24,146,939	29,155,294

Cash and cash equivalents, end of period	$45,605,429	$43,112,297

See accompanying notes to consolidated financial statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2011 and 2010
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
The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the financial position of the Company and its subsidiaries as of June 30, 2011 and the results of their operations and their cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2010 Annual Report and Form 10-K.
The results of operations for the six months ended June 30, 2011, are not necessarily indicative of the results to be expected for the full year.
Use of Estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.
Summary of Significant Accounting Policies - The accounting and reporting policies of the Company conform with GAAP and general practices within the banking industry. There have been no material changes or developments in the application of principles or in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies as disclosed in our Form 10-K for the year ended December 31, 2010.
2. Earnings Per Share:
Per share data is based on the weighted average shares of common stock outstanding of 5,136,918 and 5,151,697 for the six months ended June 30, 2011 and 2010, respectively, and 5,136,918 and 5,151,697 for the quarters ended June 30, 2011 and 2010, respectively.
3. Statements of Cash Flows:
The Company has defined cash and cash equivalents as cash and due from banks. The Company paid $1,811,218 and $2,475,536 for the six months ended June 30, 2011 and 2010, respectively, for interest on deposits and borrowings. Income tax payments of $235,000 and $625,000 were made during the six months ended June 30, 2011 and 2010, respectively. Loans transferred to other real estate amounted to $2,927,510 and $799,800 during the six months ended June 30, 2011 and 2010, respectively. Dividends payable of $462,323 as of December 31, 2010 were paid during the six months ended June 30, 2011.
4. Investments:
The amortized cost and fair value of securities at June 30, 2011 and December 31, 2010, are as follows:

		Gross	Gross
		Unrealized	Unrealized
June 30, 2011	Amortized Cost	Gains	Losses	Fair Value

Available for sale securities:

Debt securities:

U.S. Treasuries	$16,961,812	$129,805	$(4,428)	$17,087,189

U.S. Government agencies	256,404,465	2,564,060	(377,975)	258,590,550

Mortgage-backed securities	4,879,688	92,224		4,971,912

States and political subdivisions	36,872,481	1,359,439	(2,018)	38,229,902

Total debt securities	315,118,446	4,145,528	(384,421)	318,879,553

Equity securities	649,983			649,983

Total available for sale securities	$315,768,429	$4,145,528	$(384,421)	$319,529,536

Held to maturity securities:

States and political subdivisions	$1,916,323	$89,819	$	$$2,006,142

Total held to maturity securities	$1,916,323	$89,819	$	$2,006,142

		Gross	Gross
		Unrealized	Unrealized
December 31, 2010	Amortized Cost	Gains	Losses	Fair Value

Available for sale securities:

Debt securities:

U.S. Treasuries	$26,957,061	$51,729	$(499,819)	$26,508,971

U.S. Government agencies	221,639,699	1,055,500	(4,099,256)	218,595,943

States and political subdivisions	40,578,877	1,114,322	(369,633)	41,323,566

Total debt securities	289,175,637	2,221,551	(4,968,708)	286,428,480

Equity securities	649,983			649,983

Total available for sale securities	$289,825,620	$2,221,551	$(4,968,708)	$287,078,463

Held to maturity securities:

States and political subdivisions	$1,914,879	$95,551	$	$2,010,430

Total held to maturity securities	$1,914,879	$95,551	$	$2,010,430

The amortized cost and fair value of debt securities at June 30, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value

Available for sale securities:
Due in one year or less	$2,055,295	$2,094,894
Due after one year through five years	81,172,973	82,366,068
Due after five years through ten years	144,730,325	146,645,370
Due after ten years	82,280,165	82,801,309
Mortgage-backed securities	4,879,688	4,971,912

Totals	$315,118,446	$318,879,553

Held to maturity securities:
Due after one year through five years	$1,451,901	$1,524,683
Due after five years through ten years	464,422	481,459

Totals	$1,916,323	$2,006,142

Securities with gross unrealized losses at June 30, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	Less Than Twelve Months		Over Twelve Months			Total
		Gross			Gross		Gross
		Unrealized			Unrealized		Unrealized
June 30, 2011:	Fair Value	Losses	Fair Value		Losses	Fair Value	Losses

U.S. Treasuries	$1,001,640	$4,428	$		$	$1,001,640	$4,428

U.S. Government agencies	49,538,250	377,975				49,538,250	377,975

States and political subdivisions	321,155	2,018				321,155	2,018

TOTAL	$50,861,045	$384,421	$		$	$50,861,045	$384,421

December 31, 2010:
U.S. Treasuries	$15,457,980	$499,819	$		$	$15,457,980	$499,819

U.S. Government agencies	138,075,993	4,099,256				138,075,993	4,099,256

States and political subdivisions	5,295,359	172,435		2,028,616	197,198	7,323,975	369,633

TOTAL	$158,829,332	$4,771,510		$2,028,616	$197,198	$160,857,948	$4,968,708

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

5. Loans:
The composition of the loan portfolio at June 30, 2011 and December 31, 2010, is as follows:

	June 30, 2011	December 31, 2010

Gaming	$44,909,921	$44,342,798

Residential and land development	29,123,815	30,063,593

Real estate, construction	62,008,715	60,982,989

Real estate, mortgage	220,177,439	222,578,080

Commercial and industrial	24,463,860	36,463,500

Other	12,705,994	15,467,797

Total	$393,389,744	$409,898,757

The age analysis of the loan portfolio, segregated by class of loans, as of June 30, 2011 and December 31, 2010, is as follows:

									Loans Past
	Number of Days Past Due								Due Greater
					Greater	Total		Total	Than 90 Days
	30 - 59		60 - 89		Than 90	Past Due	Current	Loans	& Still Accruing

June 30, 2011:
Gaming	$		$		$275,165	$275,165	$44,634,756	$44,909,921	$275,165
Residential and land development					15,819,820	15,819,820	13,303,995	29,123,815
Real estate, construction		4,348,383		473,891	762,625	5,584,899	56,423,816	62,008,715	762,624
Real estate, mortgage		5,234,786		6,727,950	812,286	12,775,022	207,402,417	220,177,439	32,420
Commercial and industrial		1,604,289		24,701	123,856	1,752,846	22,711,014	24,463,860	123,856
Other		394,430		58,810	818	454,058	12,251,936	12,705,994	817

Total		$11,581,888		$7,285,352	$17,794,570	$36,661,810	$356,727,934	$393,389,744	$1,194,882

December 31, 2010:
Gaming	$		$		$2,808,409	$2,808,409	$41,534,389	$44,342,798	$
Residential and land development		2,281,675			2,317,327	4,599,002	25,464,591	30,063,593
Real estate, construction		8,041,900		4,433,125	4,373,103	16,848,128	44,134,861	60,982,989	1,990,772
Real estate, mortgage		18,479,501		4,639,802	5,139,974	28,259,277	194,318,803	222,578,080	955,715
Commercial and industrial		1,558,356		98,328	41,181	1,697,865	34,765,635	36,463,500	14,099
Other		273,940		33,544	969	308,453	15,159,344	15,467,797	969

Total		$30,635,372		$9,204,799	$14,680,963	$54,521,134	$355,377,623	$409,898,757	$2,961,555

The Company monitors the credit quality of its loan portfolio through the use of a loan grading system. A score of 1 — 5 is assigned to the loan based on factors including repayment ability, trends in net worth and/or financial condition of the borrower and guarantors, employment stability, management ability, loan to value fluctuations, the type and structure of the loan, conformity of the loan to bank policy and payment performance. Based on the total score, a loan grade of A - F is applied. A grade of A will generally be applied to loans for customers that are well known to the Company and that have excellent sources of repayment. A grade of B will generally be applied to loans for customers that have excellent sources of repayment which have no identifiable risk of collection. A grade of C will generally be applied to loans for customers that have adequate sources of repayment which have little identifiable risk of collection. Loans with a grade of C may be placed on the watch list if weaknesses are not resolved which could result in potential loss. A grade of D will generally be applied to loans for customers that are inadequately protected by current sound net worth, paying capacity of the borrower, or pledged collateral. Loans with a grade of D have unsatisfactory characteristics such as cash flow deficiencies, bankruptcy filing by the borrower or dependence on the sale of collateral for the primary source of repayment, causing more than acceptable levels of risk. Loans 60 to 89 days past due receive a grade of D. A grade of E will generally be applied to loans for customers with weaknesses inherent in the “D” classification and in which collection or liquidation in full is questionable. All loans 90 days or more past due are rated E. A grade of F is applied to loans which are considered uncollectible and of such little value that their continuance in an active bank is not warranted. Loans with this grade are charged off, even though partial or full recovery may be possible in the future. All loans 180 days or more past due are rated F and charged off unless the Bank is in the process of collection.
An analysis of the loan portfolio by loan grade, segregated by class of loans, as of June 30, 2011 and December 31, 2010, is as follows:

	Loans With A Grade Of:
	A or B	C		D		E	Total

June 30, 2011:
Gaming	$29,181,795	$		$		$15,728,126	$44,909,921

Residential and land development	5,012,773		4,220,000		19,258,722	632,320	29,123,815

Real estate, construction	52,101,038		73,594		9,640,556	193,527	62,008,715

Real estate, mortgage	181,993,752		5,792,770		29,939,922	2,450,995	220,177,439

Commercial and industrial	15,697,642		299,048		8,262,406	204,764	24,463,860

Other	12,372,826		38,145		289,718	5,305	12,705,994

Total	$296,359,826		$10,423,557		$67,391,324	$19,215,037	$393,389,744

December 31, 2010:
Gaming	$27,397,218	$			$6,413,068	$10,532,512	$44,342,798

Residential and land development	25,664,590		864,342		3,102,340	432,321	30,063,593

Real estate, construction	52,417,942		314,806		7,715,653	534,588	60,982,989

Real estate, mortgage	184,963,841		8,247,627		25,669,185	3,697,427	222,578,080

Commercial and industrial	33,702,021		289,222		2,323,291	148,966	36,463,500

Other	15,232,311		39,865		195,621		15,467,797

Total	$339,377,923		$9,755,862		$45,419,158	$15,345,814	$409,898,757

Total loans on nonaccrual as of June 30, 2011 and December 31, 2010, are as follows:

	June 30, 2011	December 31, 2010

Gaming	$15,728,126	$10,221,662

Residential and land development	15,819,821	632,321

Real estate, construction		386,557

Real estate, mortgage	1,014,036	3,268,778

Commercial and industrial		27,081

Other		698

Total	$32,561,983	$14,537,097

The Company has modified certain loans by granting interest rate concessions to these customers. These loans are classified as troubled debt restructurings. These loans are all in compliance with their modified terms and are currently accruing. Troubled debt restructurings as of June 30, 2011 and December 31, 2010 are as follows:

		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded	Related
	Contracts	Investment	Investment	Allowance

June 30, 2011:

Real estate, construction	1	$183,607	$183,607	$112,000

Real estate, mortgage	2	8,874,063	8,874,063	498,000

Commercial and industrial	1	708,352	708,352

	4	$9,766,022	$9,766,022	$610,000

December 31, 2010:

Real estate, construction	1	$186,831	$186,831	$116,000

Real estate, mortgage	1	515,663	515,663	110,000

	2	$702,494	$702,494	$226,000

Impaired loans, segregated by class of loans, as of June 30, 2011 and December 31, 2010, are as follows:

	Unpaid			Average
	Principal	Recorded	Related	Recorded
	Balance	Investment	Allowance	Investment

June 30, 2011:
Gaming	$15,728,125	$15,728,126	$	$10,116,646
Residential and land development	19,500,599	15,819,821		632,321
Real estate, construction	183,607	183,607	112,000	185,120
Real estate, mortgage	10,818,096	9,888,099	935,201	1,207,129
Commercial and industrial	708,352	708,352		3,935

Total	$46,938,779	$42,328,005	$1,047,201	$12,145,151

December 31, 2010:
Gaming	$10,532,512	$10,221,662	$107,328	$9,363,015
Residential and land development	4,313,098	632,321	8,220	2,692,751
Real estate, construction	573,388	573,388	179,000	199,531
Real estate, mortgage	4,762,356	3,784,441	649,392	2,366,888
Commercial and industrial	27,081	27,081	195	8,065
Other	698	698	698	590

Total	$20,209,133	$15,239,591	$944,833	$14,630,840

No material interest income was recognized on impaired loans for the six months ended June 30, 2011 and the year ended December 31, 2010.
6. Allowance for Loan Losses:
Transactions in the allowance for loan losses for the quarters and six months ended June 30, 2011 and 2010, and the balances of loans, individually and collectively evaluated for impairment as of June 30, 2011 and 2010, are as follows (in thousands):

			Residential
			and Land	Real Estate,	Real Estate,	Commercial
	Gaming		Development	Construction	Mortgage	and Industrial	Other	Total

For the six months ended June 30, 2011:
Allowance for Loan Losses:
Beginning Balance		$466	$1,069	$1,020	$3,413	$480	$202	$6,650
Charge-offs				(212)	(956)	(46)	(102)	(1,316)
Recoveries		35	32		46	16	63	192
Provision		(249)	(572)	226	1,638	40	104	1,187

Ending Balance		$252	$529	$1,034	$4,141	$490	$267	$6,713

For the quarter ended June 30, 2011:
Allowance for Loan Losses:
Beginning Balance		$233	$613	$1,260	$4,217	$692	$90	$7,105
Charge-offs				(212)	(708)	(25)	(72)	(1,017)
Recoveries		35				3	41	79
Provision		(16)	(84)	(14)	632	(180)	208	546

Ending Balance		$252	$529	$1,034	$4,141	$490	$267	$6,713

Allowance For Loan Losses, June 30, 2011:
Ending balance: individually evaluated for impairment	$		$	$250	$1,754	$302	$53	$2,359

Ending Balance: collectively evaluated for impairment		$252	$529	$784	$2,387	$188	$214	$4,354

Total Loans, June 30, 2011:
Ending balance: individually evaluated for impairment		$22,303	$19,891	$9,834	$32,391	$1,892	$295	$86,606

Ending balance: collectively evaluated for impairment		$22,607	$9,233	$52,175	$187,786	$22,571	$12,411	$306,783

		Residential
		and Land	Real Estate,	Real Estate,	Commercial
	Gaming	Development	Construction	Mortgage	and Industrial	Other	Total

For the six months ended June 30, 2010:
Allowance for Loan Losses:
Beginning Balance	$699	$1,198	$1,019	$3,549	$1,293	$70	$7,828
Charge-offs			(562)	(785)		(122)	(1,469)
Recoveries					11	63	74
Provision	297	1,442	75	1,439	(606)	88	2,735

Ending Balance	$996	$2,640	$532	$4,203	$698	$99	$9,168

For the quarter ended June 30, 2010:
Allowance for Loan Losses:
Beginning Balance	$901	$1,844	$525	$4,208	$585	$216	$8,279
Charge-offs			(11)	(663)		(40)	(714)
Recoveries					1	17	18
Provision	95	796	18	658	112	(94)	1,585

Ending Balance	$996	$2,640	$532	$4,203	$698	$99	$9,168

Allowance for Loan Losses, June 30, 2010:
Ending balance: individually evaluated for impairment	$337	$1,309	$467	$1,625	$399	$5	$4,142

Ending balance:
collectively evaluated for impairment	$659	$1,331	$65	$2,578	$299	$94	$5,026

Total Loans, June 30, 2010:
Ending balance: individually evaluated for impairment	$2,808	$5,664	$2,308	$8,263	$1,240	$13	$20,296

Ending balance: collectively evaluated for impairment	$62,828	$35,195	$48,016	$220,999	$44,450	$13,952	$425,440

7. Deposits:
At June 30, 2011, time deposits of $100,000 or more include brokered deposits of $22,696,000 which mature in 2012.
8. Shareholders’ Equity:
On June 29, 2011, the Board of Directors declared a semi-annual dividend of $.09 per share with a record date of July 13, 2011 and a payment date of July 20, 2011.
9. Accumulated Other Comprehensive Income (Loss):
At June 30, 2011, accumulated other comprehensive income (loss) included the unrealized gain on available for sale securities of $2,493,616, net of tax of $1,267,491, and the loss from the unfunded post-retirement benefit obligation of $1,072,445, net of tax of $552,471.

10. Fair Value of Financial Instruments:
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
The Company is required to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the statement of condition, for which it is practical to estimate its fair value. Certain financial instruments and all nonfinancial instruments are excluded from these disclosure requirements. Significant assets and liabilities that are not considered financial instruments include deferred income taxes and bank premises and equipment. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. In preparing these disclosures, Management made highly sensitive estimates and assumptions in developing the methodology to be utilized in the computation of fair value. These estimates and assumptions were formulated based on judgments regarding economic conditions and risk characteristics of the financial instruments that were present at the time the computations were made. Events may occur that alter these conditions and may change the assumptions as well. A change in the assumptions might affect the fair value of the financial instruments disclosed in this footnote. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. In addition, the tax consequences related to the realization of the unrealized gains and losses have not been computed or disclosed herein. These methods and assumptions are set forth below.
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
The balances of available for sale securities, which are the only assets measured at fair value on a recurring basis, by level within the fair value hierarchy and by investment type, as of June 30, 2011 and December 31, 2010 are as follows:

		Fair Value Measurement Using
June 30, 2011:	Total	Level 1	Level 2	Level 3

U.S. Treasuries	$17,087,189	$	$17,087,189	$
U.S. Government agencies	258,590,550		258,590,550
Mortgage-backed securities	4,971,912		4,971,912
States and political subdivisions	38,229,902		38,229,902
Equity securities	649,983		649,983

Total	$319,529,536	$	$319,529,536	$

		Fair Value Measurement Using
December 31, 2010:	Total	Level 1	Level 2	Level 3

U.S. Treasuries	$26,508,971	$	$26,508,971	$
U.S. Government agencies	218,595,943		218,595,943
States and political subdivisions	41,323,566		41,323,566
Equity securities	649,983		649,983

Total	$287,078,463	$	$287,078,463	$

Impaired loans, which are measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of June 30, 2011 and December 31, 2010 are as follows:

		Fair Value Measurement Using
	Total	Level 1	Level 2	Level 3

June 30, 2011	$41,280,804	$	$	$41,280,804
December 31, 2010	14,294,758			14,294,758
The following table presents a summary of changes in the fair value of impaired loans which are measured using level 3 inputs:

	For the Six Months	For the Year
	Ended	Ended
	June 30, 2011	December 31, 2010

Balance, beginning of period	$14,294,758	$20,110,330

Additions to impaired loans and troubled debt restructurings	33,612,742	5,519,905

Principal payments, charge-offs and transfers to other real estate	(6,524,327)	(12,286,059)

Change in allowance for loan losses on impaired loans	(102,369)	950,583

Balance, end of period	$41,280,804	$14,294,758

Other real estate, which is measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of June 30, 2011 and December 31, 2010 are as follows:

		Fair Value Measurement Using
	Total	Level 1	Level 2	Level 3

June 30, 2011	$8,163,237	$	$1,205,000	$6,958,237
December 31, 2010	5,744,150		1,248,816	4,495,334
The following table presents a summary of changes in the fair value of other real estate which is measured using level 3 inputs:

	For the Six	For the Year
	Months Ended	Ended
	June 30, 2011	December 31, 2010

Balance, beginning of period	$4,495,334	$1,521,313

Loans transferred to ORE	2,899,509	4,466,221

Sales	(312,000)	(1,414,850)

Writedowns	(124,606)	(77,350)

Balance, end of period	$6,958,237	$4,495,334

The carrying value and estimated fair value of financial assets and financial liabilities at June 30, 2011 and December 31, 2010, are as follows:

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets:
Cash and due from banks	$45,605,429	$45,605,429	$24,146,939	$24,146,939
Available for sale securities	319,529,536	319,529,536	287,078,463	287,078,463
Held to maturity securities	1,916,323	2,006,142	1,914,879	2,010,430
Other investments	3,843,455	3,843,455	3,926,371	3,926,371
Federal Home Loan Bank stock	2,153,000	2,153,000	2,281,200	2,281,200
Loans, net	386,676,260	391,565,813	403,248,499	407,363,159

Cash surrender value of life insurance	16,076,138	16,076,138	15,951,117	15,951,117
Financial Liabilities:
Deposits:
Non-interest bearing	109,784,048	109,784,048	108,277,985	108,277,985
Interest bearing	388,635,388	389,714,767	375,861,530	376,715,446

Total deposits	498,419,436	499,498,815	484,139,515	484,993,431
Federal funds purchased and securities sold under agreements to repurchase	169,044,469	169,044,469	140,102,019	140,102,019
Borrowings from Federal Home Loan Bank	28,955,873	30,375,454	42,957,016	43,990,270
11. New Accounting Pronouncements:
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

In April 2011, the FASB issued Accounting Standards Update No. 2011-02, Receivables: A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring (“ASU No. 2011-02”). ASU No. 2011-02 establishes the effective date for the disclosures about troubled debt restructurings required in ASU No. 2010-20. The standard is effective for the Company for fiscal quarters beginning after June 15, 2010 and is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.
In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (“ASU No. 2011-04”). ASU No. 2011-04 amends the fair value measurement and disclosure requirements in order to gain consistency between the generally accepted accounting principles in the United States and the International Financial Reporting Standards. The effective date for ASU No. 2011-04 is for the first interim or annual period beginning on or after December 15, 2011. The adoption of ASU No. 2011-04 is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (“ASU No. 2011-05”). ASU No. 2011-05 requires entities to present the total of comprehensive income, the components of net income and the components of other comprehensive income in a single statement of comprehensive income or in two separate consecutive statements. The effective date for ASU 2011-05 is for the first interim or annual period beginning on or after December 15, 2011. The adoption of ASU No. 2011-05 is not expected to have a material impact on the Company’s results of operations or financial position. As the Company currently presents changes in comprehensive income in the Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Income, the adoption of ASU No. 2011-05 will result in a change in how comprehensive income is disclosed.
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
New Accounting Pronouncements
The FASB has issued new accounting standards updates, which are disclosed in Note 11 to the accompanying consolidated financial statements. The Company does not expect that these updates will have a material impact on its results of operations or financial position. As the Company currently presents changes in comprehensive income in the Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Income, the adoption of ASU No. 2011-05 will result in a change in how comprehensive income is disclosed.
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
Net income for the second quarter of 2011 was $809,873 compared with $1,446,082 for the second quarter of 2010 and for the first half of 2011 was $1,247,417 as compared with $2,317,537 for the first half of 2010. Net interest income decreased $868,634 for the second quarter of 2011 as compared with the second quarter of 2010 and $1,999,377 for the first half of 2011 as compared with the first half of 2010 primarily from a decrease in interest rates earned on U.S. Agency securities. In the second quarter of 2011, interest income of $375,469 was charged-off as a result of placing a loan with a balance of $15,187,500 on nonaccrual. Results for the second quarter and first half of 2011 included a decrease in the provision for loan losses of $1,309,000 and $1,548,000, a decrease in gains on sales or calls of securities of $1,556,267 and $1,560,312 and a decrease in tax expense of $714,000 and $1,039,000 as compared with 2010.
Monitoring asset quality and addressing potential losses in our loan portfolio continues to be emphasized during these difficult economic times. Nonaccrual loans and loans past due 90 days and still accruing were $32,561,983 and $1,194,882 at June 30, 2011 as compared with $14,537,097 and $2,961,555 at June 30, 2010, respectively. While nonaccrual loans have increased significantly at June 30, 2011, the balance includes one gaming credit totaling $15,728,126, which has been classified by the regulatory authorities for two years even though the loan is performing, and one residential development loan totaling $15,187,500, which has no specific reserve. Net charge-offs decreased to $1,123,773 for the first half of 2011 from $1,394,879 for the first half of 2010.
Total assets at June 30, 2011 increased $34,669,489 as compared with December 31, 2010. Deposits increased $14,279,921 and federal funds purchased and securities sold under agreements to repurchase increased $28,942,450 at June 30, 2011 as compared with December 31, 2010, which funded the increase of $32,451,073 in available for sale securities and the decrease in borrowings from the Federal Home Loan Bank (“FHLB”) of $14,001,143 for the same period. Loans decreased $16,509,013 at June 30, 2011 as compared with December 31, 2010. Included in this decrease was the unexpected payoff of a loan relationship of $15,500,000 during the second quarter of 2011.

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
Quarter Ended June 30, 2011 as Compared with Quarter Ended June 30, 2010
The Company’s average interest earning assets decreased approximately $29,055,000, or 4%, from approximately $763,816,000 for the second quarter of 2010 to approximately $734,761,000 for the second quarter of 2011. The Company’s average balance sheet shrunk as principal payments, maturities, charge-offs and foreclosures relating to existing loans have outpaced new loans and investments.
The average yield on earning assets decreased by 50 basis points, from 4.17% for the second quarter of 2010 to 3.67% for the second quarter of 2011, with the biggest impact to the yield on taxable available for sale securities. The Company’s investment and liquidity strategy has been to invest most of the proceeds from sales, calls and maturities of securities in similar securities with a maturity of two years, the interest rates on which have decreased dramatically. As a result, the yield on taxable available for sale securities decreased from 3.85% for the second quarter of 2010 to 2.45% for the second quarter of 2011. Beginning in the fourth quarter of 2010, maturities have been extended to five years and longer in order to improve yield.
Average interest bearing liabilities decreased approximately $24,357,000, or 4%, from approximately $627,114,000 for the second quarter of 2010 to approximately $602,757,000 for the second quarter of 2011.
The average rate paid on interest bearing liabilities decreased 22 basis points, from .79% for the second quarter of 2010 to .57% for the second quarter of 2011. This decrease is the result of utilizing lower cost funding sources including brokered deposits and FHLB advances in 2011 as compared with 2010. The Company believes that it is unlikely that its cost of funds can be materially reduced further.
The Company’s net interest margin on a tax-equivalent basis, which is net income as a percentage of average earning assets, was 3.20% for the quarter ended June 30, 2011, down 32 basis points from 3.52% for the quarter ended June 30, 2010.
Six Months Ended June 30, 2011 as Compared with Six Months Ended June 30, 2010
The Company’s average interest earning assets decreased approximately $50,322,000, or 7% , from approximately $771,117,000 for the first half of 2010 to approximately $720,795,000 for the first half of 2011. The Company’s average balance sheet shrunk as principal payments, maturities, charge-offs and foreclosures relating to existing loans have outpaced new loans and investments.
The average yield on earning assets decreased by 44 basis points, from 4.25% for the first half of 2010 to 3.81% for the first half of 2011, with the biggest impact to the yield on taxable available for sale securities. The Company’s investment and liquidity strategy has been to invest most of the proceeds from sales, calls and maturities of securities in similar securities with a maturity of two years, the interest rates on which have decreased dramatically. As a result, the yield on taxable available for sale securities decreased from 4.08% for the first half of 2010 to 2.44% for the first half of 2011. Beginning in the fourth quarter of 2010, maturities have been extended to five years and longer in order to improve yield.
Average interest bearing liabilities decreased approximately $48,203,000, or 8%, from approximately $637,108,000 for the first half of 2010 to approximately $588,905,000 for the first half of 2011.
The average rate paid on interest bearing liabilities decreased 17 basis points, from .78% for the first half of 2010 to .61% for the first half of 2011. This decrease is the result of utilizing lower cost funding sources including brokered deposits and FHLB advances in 2011 as compared with 2010. The Company believes that it is unlikely that its cost of funds can be materially reduced further.
The Company’s net interest margin on a tax-equivalent basis, which is net income as a percentage of average earning assets, was 3.31% for the six months ended June 30, 2011, down 29 basis points from 3.60% for the six months ended June 30, 2010.
The tables on the following pages analyze the changes in tax-equivalent net interest income for the quarters ended June 30, 2011 and 2010 and the six months ended June 30, 2011 and 2010.

Analysis of Average Balances, Interest Earned/Paid and Yield
(In Thousands)

	Quarter Ended June 30, 2011			Quarter Ended June 30, 2010
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate

Loans (2)(3)	$391,346	$4,381	4.48%	$445,601	$4,893	4.39%

Federal Funds Sold	2,318	4	0.69%	2,670	2	0.30%

HTM:
Non taxable (1)	1,916	27	5.64%	3,025	36	4.76%

AFS:
Taxable	295,317	1,806	2.45%	267,579	2,576	3.85%

Non taxable (1)	40,913	519	5.07%	40,340	444	4.40%

Other	2,951	3	0.41%	4,601	3	0.26%

Total	$734,761	$6,740	3.67%	$763,816	$7,954	4.17%

Savings & interest-bearing DDA	$249,035	$265	0.43%	$223,111	$289	0.52%

CD’s	169,899	386	0.91%	197,044	560	1.14%

Federal funds purchased	147,997	170	0.46%	155,629	276	0.71%

FHLB advances	35,826	45	0.50%	51,330	110	0.86%

Total	$602,757	$866	0.57%	$627,114	$1,235	0.79%

Net tax-equivalent margin on earning assets			3.20%			3.52%

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2011 and 2010.

(2)	Loan fees of $197 and $115 for 2011 and 2010, respectively, are included in these figures.

(3)	Includes nonaccrual loans.

Analysis of Average Balances, Interest Earned/Paid and Yield
(In Thousands)

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate

Loans (2)(3)	$399,497	$9,288	4.65%	$450,712	$9,880	4.38%

Federal Funds Sold	3,730	5	0.27%	4,222	5	0.24%

HTM:
Non taxable (1)	1,916	52	5.43%	3,113	80	5.14%

AFS:
Taxable	271,379	3,309	2.44%	267,586	5,457	4.08%

Non taxable (1)	41,266	1,053	5.10%	40,353	941	4.66%

Other	3,007	9	0.60%	5,131	8	0.31%

Total	$720,795	$13,716	3.81%	$771,117	$16,371	4.25%

Savings & interest- bearing DDA	$233,294	$525	0.45%	$223,047	$578	0.52%

CD’s	175,304	829	0.95%	187,331	1,089	1.16%

Federal funds purchased	141,819	342	0.48%	163,178	563	0.69%

FHLB advances	38,488	95	0.49%	63,552	246	0.77%

Total	$588,905	$1,791	0.61%	$637,108	$2,476	0.78%

Net tax-equivalent margin on earning assets			3.31%			3.60%

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2011 and 2010.

(2)	Loan fees of $363 and $316 for 2011 and 2010, respectively, are included in these figures.

(3)	Includes nonaccrual loans.
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
Management relies on its guidelines and existing methodology to monitor the performance of its loan portfolio and identify and estimate potential losses based on the best available information. The potential effect resulting from the economic downturn on a national and local level, the decline in real estate values and actual losses incurred by the Company were key factors in our analysis. The potential direct and/or indirect impact of the oil spill in the Gulf of Mexico on the Company and its customers was also considered and will continue to be monitored as there is still sufficient uncertainty as to the ultimate impact. However, no direct potential losses as a result of the spill were identified as of June 30, 2011.
The Company’s on-going, systematic evaluation resulted in the Company recording a provision for loan losses of $546,000 and $1,585,000 for the second quarters of 2011 and 2010, respectively, and $1,187,000 and $2,735,000 for the first half of 2011 and 2010, respectively.
The decline in the value of real estate has negatively impacted the collateral relating to the Company’s residential and land development portfolio. In 2010, the Company’s evaluation of this portfolio and related collateral resulted in a significant increase in provisions for this portfolio. Specifically, approximately 50% and 53% of the provisions for the second quarter and first half of 2010, respectively, related to the residential and land development portfolio. Additional provisions were charged to expense and, where appropriate, charge-offs against the allowance for loan losses were recorded during the remaining quarters of 2010. As a result of actions taken by Management in 2010, the allowance for loan losses on residential and land development portfolio decreased from $2,640,000 at June 30, 2010 to $529,000 at June 30, 2011. One loan included in this portfolio with a balance of $15,187,500 at June 30, 2011 has no specific reserve.
The allowance for loan losses as a percentage of loans was 1.71% and 1.62% at June 30, 2011 and December 31, 2010, respectively. The Company believes that its allowance for loan losses is appropriate as of June 30, 2011.
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

Non-interest income
Non-interest income for the second quarter of 2011 decreased $1,233,205 as compared with the second quarter of 2010 as a result of changes in service charges on deposit accounts, gains on sales or calls of securities and a gain from redemption of life insurance. Service charges on deposit accounts decreased $124,339 in 2011 as compared with 2010, primarily due to the decrease in NSF fee income of $86,804. NSF fee income has decreased as a result of the local and national economy impacting customers’ overdraft activity as well as customers opting out of overdraft protection service for debit card transactions. Gains on sales or calls of securities were $7,174 for the second quarter of 2011 as compared with $1,563,441 for the second quarter of 2010. During 2010, the Company liquidated its entire mortgage-backed securities portfolio and some of its short-term U.S. Treasuries. As a result of the death of a participant in one of the Company’s deferred compensation plans, bank owned life insurance was redeemed during the second quarter of 2011, resulting in a gain of $389,119.
Non-interest income for the first half of 2011 decreased $1,343,428 as compared with the first half of 2010 as a result of changes in service charges on deposit accounts, gains on sales or calls of securities and a gain from redemption of life insurance. Service charges on deposit accounts decreased $277,814 in 2011 as compared with 2010, primarily due to the decrease in NSF fee income of $212,728. NSF fee income has decreased as a result of the local and national economy impacting customers’ overdraft activity as well as customers opting out of overdraft protection service for debit card transactions. Gains on sales or calls of securities were $7,174 for the first half of 2011 as compared with $1,567,486 for the first half quarter of 2010. During 2010, the Company liquidated its entire mortgage-backed securities portfolio and some of its short-term U.S. Treasuries. As a result of the death of a participant in one of the Company’s deferred compensation plans, bank owned life insurance was redeemed during the first half of 2011, resulting in a gain of $389,119.
Non-interest expense
Total non-interest expense increased $287,370 for the second quarter of 2011 as compared with the second quarter of 2010 as a result of net occupancy, FDIC assessments and other expense. Net occupancy costs increased $111,115 primarily due to insurance expense being $91,565 higher in 2011 as compared with 2010 as a result of increased insurance rates on our properties. FDIC and state insurance assessments increased $46,569 for the second quarter of 2011 as compared with the second quarter of 2010 as banks fund the replenishment of the bank insurance fund which was depleted by the recent swell of bank closures and more frequent state assessments have been levied in the current year. Other expenses increased $132,284 for the second quarter of 2011 as compared with the second quarter of 2010 as costs associated with the larger volume of foreclosures increased $82,459 in 2011 as compared with 2010.
Total non-interest expense increased $314,315 for the first half of 2011 as compared with the first half of 2010 as a result of net occupancy, FDIC assessments and other expense. Net occupancy costs increased $200,272 primarily due to insurance expense being $195,115 higher in 2011 as compared with 2010 as a result of increased insurance rates on our properties. FDIC and state insurance assessments increased $102,008 for the first half of 2011 as compared with the first half of

2010 as banks fund the replenishment of the bank insurance fund which was depleted by the recent swell of bank closures and more frequent state assessments have been levied in the current year. Other expenses increased $115,664 for the first half of 2011 as compared with the first half of 2010 as costs associated with the larger volume of foreclosures increased $130,230 in 2011 as compared with 2010.
Income Tax Expense (Benefit)
Income taxes have been impacted by non-taxable income and federal tax credits during the six months and quarters ended June 30, 2011 and 2010, as follows:

	Quarters Ended June 30,
	2011		2010
	Tax	Rate	Tax	Rate

Taxes at statutory rate	$210,077	34	$669,148	34
Increase (decrease) resulting from:
Tax-exempt interest income	(137,935)	(23)	(107,668)	(6)
Income from BOLI	(174,930)	(28)	(42,956)	(2)
Federal tax credits	(91,410)	(15)
Other	2,198	1	3,476	1

Total income taxes (benefit)	$(192,000)	(31)	$522,000	27

	Six Months Ended June 30,
	2011		2010
	Tax	Rate	Tax	Rate

Taxes at statutory rate	$307,842	34	$1,024,943	34
Increase (decrease) resulting from:
Tax-exempt interest income	(263,429)	(29)	(229,024)	(8)
Income from BOLI	(219,912)	(24)	(87,020)	(3)
Federal tax credits	(182,820)	(20)	(32,160)	(1)
Other	16,319	1	20,261	1

Total income taxes (benefit)	$(342,000)	(38)	$697,000	23

FINANCIAL CONDITION
Available for sale securities increased $32,451,073 at June 30, 2011, compared with December 31, 2010, as funds available from the increase in deposits and federal funds purchased and securities sold under agreements to repurchase are invested in these securities.
Loans decreased $16,509,013 at June 30, 2011 as compared with December 31, 2010 as a result of loan payments, maturities, foreclosures, charge-offs and a slower volume of new loans. The Company anticipates that its loan portfolio will decline further in the remaining quarters of 2011.
Other real estate (“ORE”) increased $2,419,087 at June 30, 2011 as compared with December 31, 2010. Loans totaling $2,927,510 were transferred into ORE, one property included in ORE was written down by $124,606 and ORE totaling $383,817 was sold during 2011.
Prepaid FDIC assessments decreased by $754,552 at June 30, 2011 as compared with December 31, 2010 as a result of the amortization of these costs.
Other assets decreased $3,584,207 at June 30, 2011 as compared with December 31, 2010 primarily as a result of the refund of income taxes of $2,130,362 and a decrease in deferred tax assets of $1,733,386. The increase in the fair value of available for securities changed from an unrealized loss to an unrealized gain which created a deferred tax asset.
Total deposits increased $14,279,921 at June 30, 2011, as compared with December 31, 2010. Typically, significant increases or decreases in total deposits and/or significant fluctuations among the different types of deposits from quarter to quarter are anticipated by Management as customers in the casino industry and county and municipal entities reallocate their resources periodically.
Federal funds purchased and securities sold under agreements to repurchase increased $28,942,450. This includes non-deposit accounts which fluctuate as customers periodically reallocate their funds.
Borrowings from the Federal Home Loan Bank decreased $14,001,143 at June 30, 2011 as compared with December 31, 2010 based on the liquidity needs of the bank subsidiary.
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
As of June 30, 2011, the most recent notification from the Federal Deposit Insurance Corporation categorized the bank subsidiary as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the bank subsidiary must have a Total risk-based capital ratio of 10.00% or greater, a Tier 1 risk-based capital ratio of 6.00% or greater and a Leverage capital ratio of 5.00% or greater. There are no conditions or events since that notification that Management believes have changed the bank subsidiary’s category.
The actual capital amounts and ratios and required minimum capital amounts and ratios for the

Company as of June 30, 2011 and December 31, 2010, are as follows (in thousands):

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio

June 30, 2011:
Total Capital (to Risk Weighted Assets)	$110,069	21.25%	$41,438	8.00%
Tier 1 Capital (to Risk Weighted Assets)	103,602	20.00%	20,719	4.00%
Tier 1 Capital (to Average Assets)	103,602	12.53%	33,069	4.00%

December 31, 2010:
Total Capital (to Risk Weighted Assets)	$110,435	22.26%	$39,691	8.00%
Tier 1 Capital (to Risk Weighted Assets)	104,233	21.01%	19,846	4.00%
Tier 1 Capital (to Average Assets)	104,233	12.40%	33,616	4.00%
The actual capital amounts and ratios and required minimum capital amounts and ratios for the Bank as of June 30, 2011 and December 31, 2010, are as follows (in thousands):

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio

June 30, 2011:
Total Capital (to Risk Weighted Assets)	$105,191	20.34%	$41,372	8.00%
Tier 1 Capital (to Risk Weighted Assets)	98,723	19.09%	20,686	4.00%
Tier 1 Capital (to Average Assets)	98,723	11.95%	33,047	4.00%

December 31, 2010:
Total Capital (to Risk Weighted Assets)	$105,255	21.41%	$39,320	8.00%
Tier 1 Capital (to Risk Weighted Assets)	99,111	20.16%	19,660	4.00%
Tier 1 Capital (to Average Assets)	99,111	11.86%	33,431	4.00%
In addition to monitoring its risk-based capital ratios, the Company also determines the primary capital ratio on a quarterly basis. This ratio was 13.94% at June 30, 2011, which is well above the regulatory minimum of 6.00%. Management continues to emphasize the importance of maintaining the appropriate capital levels of the Company and has established the goal of maintaining its primary capital ratio at 8.00%, which is the minimum requirement for classification as being “well-capitalized” by the banking regulatory authorities.
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
Item 4: Controls and Procedures
As of June 30, 2011, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There were no changes in the Company’s internal control over financial reporting that occurred during the period ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1: Legal Proceedings
The Bank is involved in various legal matters and claims which are being defended and handled in the ordinary course of business. None of these matters is expected, in the opinion of Management, to have a material adverse effect upon the financial position or results of operations of the Company.

Item 5: Other Information
Lyle M. Page, a director of the Company, passed away on July 22, 2011, after many years of service to the Company and its bank subsidiary. The Company will appoint a new director to complete Mr. Page’s one year term on the board at its next meeting on August 24, 2011.
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
Exhibit 101
The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Condition at June 30, 2011 and December 31, 2010, (ii)Consolidated Statements of Income for the quarters ended June 30, 2011 and 2010 and for the six months ended June 30, 2011 and 2010, (iii) Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Income for the six months ended June 30, 2011, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 and (v) Notes to the Unaudited Consolidated Financial Statements for the six months ended June 30, 2011 and 2010 tagged as blocks of text.

     In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

(b) Reports on Form 8-K
A Form 8-K was filed on April 27, 2011, April 28, 2011, June 29, 2011 and July 27, 2011.

SIGNATURES
Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL CORPORATION (Registrant)

Date:	August 12, 2011

By:	/s/ Chevis C. Swetman Chevis C. Swetman
Chairman, President and Chief Executive Officer
(principal executive officer)

Date:	August 12, 2011

By:	/s/ Lauri A. Wood

Lauri A. Wood
Chief Financial Officer and Controller
(principal financial and accounting officer)