Form 10-Q
period 2011-09-30
PEOPLES FINANCIAL CORP /MS/
filed 2011-11-14
CIK 770460

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date. Peoples Financial Corporation has only one class of common stock authorized. At November 1, 2011, there were 15,000,000 shares of $1 par value common stock authorized, with 5,136,918 shares issued and outstanding.

Part 1 — Financial Information
Item 1: Financial Statements
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
PART II — OTHER INFORMATION
Item 1: Legal Proceedings
Item 5: Other Information
Item 6 — Exhibits and Reports on Form 8-K
SIGNATURES
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part 1 – Financial Information

Item 1:	Financial Statements
Peoples Financial Corporation and Subsidiaries
Consolidated Statements of Condition

	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)

Assets
Cash and due from banks	$31,932,887	$24,146,939

Available for sale securities	304,260,526	287,078,463

Held to maturity securities, fair value of $2,003,692 at September 30, 2011; $2,010,430 at December 31, 2010	1,917,039	1,914,879

Other investments	3,843,455	3,926,371

Federal Home Loan Bank Stock, at cost	1,714,600	2,281,200

Loans	422,157,215	409,898,757

Less: Allowance for loan losses	7,024,517	6,650,258

Loans, net	415,132,698	403,248,499

Bank premises and equipment, net of accumulated depreciation	28,532,026	29,756,239

Other real estate	6,962,738	5,744,150

Accrued interest receivable	2,702,923	3,292,430

Cash surrender value of life insurance	16,066,420	15,951,117

Prepaid FDIC assessments	2,500,123	3,652,972

Other assets	1,701,195	5,552,225

Total assets	$817,266,630	$786,545,484

Peoples Financial Corporation and Subsidiaries
Consolidated Statements of Condition (continued)

	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)

Liabilities & Shareholders’ Equity Liabilities:

Deposits:

Demand, non-interest bearing	$111,213,054	$108,277,985

Savings and demand, interest bearing	218,669,274	193,631,209

Time, $100,000 or more	110,327,037	134,667,660

Other time deposits	47,644,726	47,562,661

Total deposits	487,854,091	484,139,515

Federal funds purchased and securities sold under agreements to repurchase	172,940,667	140,102,019

Borrowings from Federal Home Loan Bank	30,101,572	42,957,016

Other liabilities	18,759,640	17,990,072

Total liabilities	709,655,970	685,188,622

Shareholders’ Equity:
Common stock, $1 par value, 15,000,000 shares authorized, 5,136,918 and 5,151,139 shares issued and outstanding at September 30, 2011 and December 31, 2010	5,136,918	5,151,139

Surplus	65,780,254	65,780,254

Undivided profits	34,486,812	33,302,381

Accumulated other comprehensive income (loss), net of tax	2,206,676	(2,876,912)

Total shareholders’ equity	107,610,660	101,356,862

Total liabilities & shareholders’ equity	$817,266,630	$786,545,484

See accompanying notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Interest income:
Interest and fees on loans	$4,456,517	$4,814,583	$13,744,465	$14,695,051

Interest and dividends on securities:

U.S. Treasuries	54,069	77,382	181,198	402,860

U.S. Government agencies	1,254,858	1,620,180	4,405,916	6,232,606

Mortgage-backed securities	37,773		68,730	518,924

States and political subdivisions	339,376	332,366	1,068,833	1,005,963

Other investments	12,351	14,769	20,990	22,423

Interest on federal funds sold	1,686	4,496	6,425	9,832

Total interest income	6,156,630	6,863,776	19,496,557	22,887,659

Interest expense:
Deposits	510,585	826,304	1,864,702	2,493,090

Long-term borrowings	39,967	57,894	135,434	304,098

Federal funds purchased and securities sold under agreements to repurchase	173,859	249,005	515,427	811,746

Total interest expense	724,411	1,133,203	2,515,563	3,608,934

Net interest income	5,432,219	5,730,573	16,980,994	19,278,725

Provision for allowance for losses on loans	544,000	1,045,000	1,731,000	3,780,000

Net interest income after provision for allowance for losses on loans	$4,888,219	$4,685,573	$15,249,994	$15,498,725

Peoples Financial Corporation and Subsidiaries
Consolidated Statements of Income (continued)
(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011	2010

Non-interest income:
Trust department income and fees		$361,346		$352,712	$1,031,269	$942,949

Service charges on deposit accounts		1,493,674		1,513,957	4,367,848	4,665,945

Gain on sales or calls of securities		786,353		92,023	793,527	1,659,509

Increase in cash surrender value		123,798		126,444	381,478	382,388

Gain on death benefits from life insurance		80,621			469,740

Other income		114,438		128,002	390,600	380,006

Total non-interest income		2,960,230		2,213,138	7,434,462	8,030,797

Non-interest expense:
Salaries and employee benefits		3,393,984		3,393,160	10,165,371	10,203,623

Net occupancy		573,274		604,669	1,842,444	1,673,567

Equipment rentals, depreciation and maintenance		739,997		911,225	2,562,209	2,797,990

FDIC assessments		430,204		400,307	1,273,116	1,141,211

Other expense		2,281,314		1,621,950	5,506,223	4,731,194

Total non-interest expense		7,418,773		6,931,311	21,349,363	20,547,585

Income (loss) before income taxes		429,676		(32,600)	1,335,093	2,981,937

Income tax expense (benefit)		(148,000)		(397,000)	(490,000)	300,000

Net income		$577,676		$364,400	$1,825,093	$2,681,937

Basic and diluted earnings per share		$.12		$.07	$.36	$.52

Dividends declared per share	$		$		$.09	$.11

See accompanying notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries
Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Income

					Accumulated
	Number of				Other
	Common	Common		Undivided	Comprehensive	Comprehensive
	Shares	Stock	Surplus	Profits	Income (Loss)	Income	Total
Balance, January 1, 2011	5,151,139	$5,151,139	$65,780,254	$33,302,381	$(2,876,912)		$101,356,862

Comprehensive income:

Net income				1,825,093		$1,825,093	1,825,093

Net unrealized gain on available for sale securities, net of tax					5,607,316	5,607,316	5,607,316

Reclassification adjustment for available for sale securities called or sold in current year, net of tax					(523,728)	(523,728)	(523,728)

Total comprehensive income						$6,908,681

Dividend declared ($ .09 per share)				(462,323)			(462,323)

Retirement of stock	(14,221)	(14,221)		(178,339)			(192,560)

Balance, September 30, 2011	5,136,918	$5,136,918	$65,780,254	$34,486,812	$2,206,676		$107,610,660

Note: Balances as of January 1, 2011 were audited.
See accompanying notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:

Net income	$1,825,093	$2,681,937

Adjustment to reconcile net income to net cash provided by operating activities:

Depreciation	1,670,000	1,807,000

Provision for allowance for losses on loans	1,731,000	3,780,000

Loss on writedown of other real estate	666,006	77,350

Loss on sales of other real estate	57,891	48,850

Loss on other investments	82,916	15,550

Gain on sales and calls of securities	(793,526)	(1,659,509)

Accretion of held to maturity securities	(2,160)	(2,091)

Change in accrued interest receivable	589,507	1,339,542

Change in other assets	3,512,853	(893,521)

Change in other liabilities	107,536	385,503

Net cash provided by operating activities	$9,447,116	$7,580,611

Peoples Financial Corporation and Subsidiaries
Consolidated Statements of Cash Flows (continued) (unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from investing activities:
Proceeds from maturities, sales and calls of available for sale securities	$257,158,575	$337,327,553

Investment in available for sale securities	(265,848,144)	(323,142,857)

Proceeds from maturities of held to maturity securities		389,920

Redemption of Federal Home Loan Bank Stock	566,600	1,640,500

Proceeds from sales of other real estate	1,201,025	1,092,500

Loans, net change	(16,758,709)	37,686,504

Acquisition of premises and equipment	(445,787)	(538,832)

Investment in other assets	(115,302)	(458,474)

Net cash provided by (used in) investing activities	(24,241,742)	53,996,814

Cash flows from financing activities:
Demand and savings deposits, net change	27,973,134	35,387,588

Time deposits made, net change	(24,258,558)	26,827,275

Cash dividends	(924,646)	(1,081,857)

Retirement of common stock	(192,560)

Borrowings from Federal Home Loan Bank	460,700,115	621,880,492

Repayments to Federal Home Loan Bank	(473,555,559)	(707,172,503)

Federal funds purchased and securities sold under agreements to repurchase, net change	32,838,648	(32,050,198)

Net cash provided by (used in) financing activities	22,580,574	(56,209,203)

Net increase in cash and cash equivalents	7,785,948	5,368,222

Cash and cash equivalents, beginning of period	24,146,939	29,155,294

Cash and cash equivalents, end of period	$31,932,887	$34,523,516

See accompanying notes to consolidated financial statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2011 and 2010
1. Basis of Presentation:
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
The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the financial position of the Company and its subsidiaries as of September 30, 2011 and the results of their operations and their cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2010 Annual Report and Form 10-K.
The results of operations for the nine months ended September 30, 2011, are not necessarily indicative of the results to be expected for the full year.
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
2. Earnings Per Share:
Per share data is based on the weighted average shares of common stock outstanding of 5,136,918 and 5,151,697 for the nine months ended September 30, 2011 and 2010, respectively, and 5,136,918 and 5,151,697 for the quarters ended September 30, 2011 and 2010, respectively.
3. Statements of Cash Flows:
The Company has defined cash and cash equivalents as cash and due from banks. The Company paid $2,551,707 and $3,621,074 for the nine months ended September 30, 2011 and 2010, respectively, for interest on deposits and borrowings. Income tax payments of $235,000 and

$2,332,000 were made during the nine months ended September 30, 2011 and 2010, respectively. Loans transferred to other real estate amounted to $3,143,510 and $2,516,220 during the nine months ended September 30, 2011 and 2010, respectively. Dividends payable of $462,323 as of December 31, 2010 were paid during the nine months ended September 30, 2011.
4. Investments:
The amortized cost and fair value of securities at September 30, 2011 and December 31, 2010, are as follows:

		Gross	Gross
		Unrealized	Unrealized
September 30, 2011	Amortized Cost	Gains	Losses	Fair Value

Available for sale securities:

Debt securities:

U.S. Treasuries	$98,975,014	$313,330	$(16,973)	$99,271,371

U.S. Government agencies	158,317,839	2,298,114	(16,885)	160,599,068

Mortgage-backed securities	4,810,771	248,224		5,058,995

States and political subdivisions	36,555,109	2,126,000		38,681,109

Total debt securities	298,658,733	4,985,668	(33,858)	303,610,543

Equity securities	649,983			649,983

Total available for sale securities	$299,308,716	$4,985,668	$(33,858)	$304,260,526

Held to maturity securities:

States and political subdivisions	$1,917,039	$86,653	$	$2,003,692

Total held to maturity securities	$1,917,039	$86,653	$	$2,003,692

		Gross	Gross
		Unrealized	Unrealized
December 31, 2010	Amortized Cost	Gains	Losses	Fair Value

Available for sale securities:

Debt securities:

U.S. Treasuries	$26,957,061	$51,729	$(499,819)	$26,508,971

U.S. Government agencies	221,639,699	1,055,500	(4,099,256)	218,595,943

States and political subdivisions	40,578,877	1,114,322	(369,633)	41,323,566

Total debt securities	289,175,637	2,221,551	(4,968,708)	286,428,480

Equity securities	649,983			649,983

Total available for sale securities	$289,825,620	$2,221,551	$(4,968,708)	$287,078,463

Held to maturity securities:

States and political subdivisions	$1,914,879	$95,551	$	$2,010,430

Total held to maturity securities	$1,914,879	$95,551	$	$2,010,430

The amortized cost and fair value of debt securities at September 30, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value

Available for sale securities:
Due in one year or less	$86,928,621	$86,958,763
Due after one year through five years	75,380,778	76,255,402
Due after five years through ten years	85,655,717	88,317,101
Due after ten years	45,882,846	47,020,282
Mortgage-backed securities	4,810,771	5,058,995

Totals	$298,658,733	$303,610,543

Held to maturity securities:
Due after one year through five years	$1,452,596	$1,520,497
Due after five years through ten years	464,443	483,195

Totals	$1,917,039	$2,003,692

Securities with gross unrealized losses at September 30, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	Less Than Twelve Months		Over Twelve Months			Total
		Gross			Gross		Gross
		Unrealized			Unrealized		Unrealized
September 30, 2011:	Fair Value	Losses	Fair Value		Losses	Fair Value	Losses

U.S. Treasuries	$41,975,940	$16,973	$		$	$41,975,940	$16,973

U.S. Government agencies	9,995,500	16,885				9,995,500	16,885

TOTAL	$51,971,440	$33,858	$		$	$51,971,440	$33,858

December 31, 2010:

U.S. Treasuries	$15,457,980	$499,819	$		$	$15,457,980	$499,819

U.S. Government agencies	138,075,993	4,099,256				138,075,993	4,099,256

States and political subdivisions	5,295,359	172,435		2,028,616	197,198	7,323,975	369,633

TOTAL	$158,829,332	$4,771,510		$2,028,616	$197,198	$160,857,948	$4,968,708

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

5. Loans:
The composition of the loan portfolio at September 30, 2011 and December 31, 2010, is as follows:

	September 30, 2011	December 31, 2010

Gaming	$37,592,200	$44,342,798

Residential and land development	29,065,957	30,063,593

Real estate, construction	64,349,749	60,982,989

Real estate, mortgage	241,275,815	222,578,080

Commercial and industrial	36,935,888	36,463,500

Other	12,937,606	15,467,797

Total	$422,157,215	$409,898,757

The age analysis of the loan portfolio, segregated by class of loans, as of September 30, 2011 and December 31, 2010, is as follows:

									Loans Past
	Number of Days Past Due								Due Greater
					Greater	Total		Total	Than 90 Days
	30 - 59		60 - 89		Than 90	Past Due	Current	Loans	& Still Accruing

September 30, 2011:
Gaming	$		$		$	$	$37,592,200	$37,592,200	$
Residential and land development		5,578,335		344,747	18,178,652	24,101,734	4,964,223	29,065,957
Real estate, construction		3,936,458		865,012	1,925,317	6,726,787	57,622,962	64,349,749	4,308,259
Real estate, mortgage		11,493,401		7,733,635	2,610,259	21,837,295	219,438,520	241,275,815	1,848,052
Commercial and industrial		1,783,497		55,116	219,047	2,057,660	34,878,228	36,935,888	219,047
Other		173,386		32,417	66,019	271,822	12,665,784	12,937,606	5,124

Total		$22,965,077		$9,030,927	$22,999,294	$54,995,298	$367,161,917	$422,157,215	$6,380,482

December 31, 2010:
Gaming	$		$		$2,808,409	$2,808,409	$41,534,389	$44,342,798	$
Residential and land development		2,281,675			2,317,327	4,599,002	25,464,591	30,063,593
Real estate, construction		8,041,900		4,433,125	4,373,103	16,848,128	44,134,861	60,982,989	1,990,772
Real estate, mortgage		18,479,501		4,639,802	5,139,974	28,259,277	194,318,803	222,578,080	955,715
Commercial and industrial		1,558,356		98,328	41,181	1,697,865	34,765,635	36,463,500	14,099
Other		273,940		33,544	969	308,453	15,159,344	15,467,797	969

Total		$30,635,372		$9,204,799	$14,680,963	$54,521,134	$355,377,623	$409,898,757	$2,961,555

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
An analysis of the loan portfolio by loan grade, segregated by class of loans, as of September 30, 2011 and December 31, 2010, is as follows:

	Loans With A Grade Of:
	A or B	C		D	E	Total

September 30, 2011:
Gaming	$15,428,623		$6,299,367	$275,100	$15,589,110	$37,592,200

Residential and land development	4,964,222			8,281,915	15,819,820	29,065,957

Real estate, construction	54,506,091		348,807	9,343,856	150,995	64,349,749

Real estate, mortgage	202,039,876		2,829,951	35,696,164	709,824	241,275,815

Commercial and industrial	33,513,806		297,570	2,925,304	199,208	36,935,888

Other	12,448,480		47,239	376,096	65,791	12,937,606

Total	$322,901,098		$9,822,934	$56,898,435	$32,534,748	$422,157,215

December 31, 2010:
Gaming	$27,397,218	$		$6,413,068	$10,532,512	$44,342,798

Residential and land development	25,664,590		864,342	3,102,340	432,321	30,063,593

Real estate, construction	52,417,942		314,806	7,715,653	534,588	60,982,989

Real estate, mortgage	184,963,841		8,247,627	25,669,185	3,697,427	222,578,080

Commercial and industrial	33,702,021		289,222	2,323,291	148,966	36,463,500

Other	15,232,311		39,865	195,621		15,467,797

Total	$339,377,923		$9,755,862	$45,419,158	$15,345,814	$409,898,757

Total loans on nonaccrual as of September 30, 2011 and December 31, 2010, are as follows:

	September 30, 2011	December 31, 2010

Gaming	$15,589,110	$10,221,662

Residential and land development	15,819,820	632,321

Real estate, construction		386,557

Real estate, mortgage	774,756	3,268,778

Commercial and industrial		27,081

Other	60,895	698

Total	$32,244,581	$14,537,097

The Company has modified certain loans by granting interest rate concessions to these customers. These loans are classified as troubled debt restructurings. These loans are all in compliance with their modified terms and are currently accruing. Troubled debt restructurings as of September 30, 2011 and December 31, 2010 are as follows:

		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded	Related
	Contracts	Investment	Investment	Allowance

September 30, 2011:

Real estate, construction	6	$2,956,526	$2,956,526	$112,000

Real estate, mortgage	6	10,349,797	10,349,797	830,000

Commercial and industrial	1	707,410	707,410

	13	$14,013,733	$14,013,733	$942,000

December 31, 2010:

Real estate, construction	1	$186,831	$186,831	$116,000

Real estate, mortgage	1	515,663	515,663	110,000

	2	$702,494	$702,494	$226,000

Impaired loans, segregated by class of loans, as of September 30, 2011 and December 31, 2010, are as follows:

	Unpaid			Average
	Principal	Recorded	Related	Recorded
	Balance	Investment	Allowance	Investment

September 30, 2011:
Gaming	$15,589,110	$15,589,110	$	$11,516,919
Residential and land development	19,014,568	15,819,820		7,382,320
Real estate, construction	3,032,631	2,956,526	112,000	184,818
Real estate, mortgage	12,114,942	11,124,553	1,216,114	4,850,146
Commercial and industrial	707,410	707,410		314,718
Other	60,895	60,895	6,800	20,165

Total	$50,519,556	$46,258,314	$1,334,914	$24,269,086

December 31, 2010:
Gaming	$10,532,512	$10,221,662	$107,328	$9,363,015
Residential and land development	4,313,098	632,321	8,220	2,692,751
Real estate, construction	573,388	573,388	179,000	199,531
Real estate, mortgage	4,762,356	3,784,441	649,392	2,366,888
Commercial and industrial	27,081	27,081	195	8,065
Other	698	698	698	590

Total	$20,209,133	$15,239,591	$944,833	$14,630,840

No material interest income was recognized on impaired loans for the nine months ended September 30, 2011 and the year ended December 31, 2010.
6. Allowance for Loan Losses:
Transactions in the allowance for loan losses for the quarters and nine months ended September 30, 2011 and 2010, and the balances of loans, individually and collectively evaluated for impairment as of September 30, 2011 and 2010, are as follows (in thousands):

			Residential
			and	Real Estate,	Real Estate,	Commercial and
	Gaming		Land Development	Construction	Mortgage	Industrial	Other	Total

For the nine months ended September 30, 2011:
Allowance for Loan Losses:
Beginning Balance		$466	$1,069	$1,020	$3,413	$480	$202	$6,650
Charge-offs				(275)	(1,098)	(46)	(144)	(1,563)
Recoveries		35		32	46	17	76	206
Provision		(118)	(514)	280	1,705	234	144	1,731

Ending Balance		$383	$555	$1,057	$4,066	$685	$278	$7,024

For the quarter ended September 30, 2011:
Allowance for Loan Losses:
Beginning Balance		$252	$530	$1,034	$4,141	$491	$266	$6,714
Charge-offs				(64)	(142)		(41)	(247)
Recoveries							13	13
Provision		131	25	87	67	194	40	544

Ending Balance		$383	$555	$1,057	$4,066	$685	$278	$7,024

Allowance for Loan Losses, September 30, 2011:
Ending balance: individually evaluated for impairment	$		$	$249	$1,876	$402	$60	$2,587

Ending balance: collectively evaluated for impairment		$383	$555	$808	$2,190	$283	$218	$4,437

Total Loans, September 30, 2011:
Ending balance: individually evaluated for impairment		$15,589	$23,712	$24,248	$38,295	$8,185	$3,626	$113,655

Ending balance: collectively evaluated for impairment		$22,003	$5,354	$40,102	$202,981	$28,751	$9,311	$308,502

			Residential
			and	Real Estate,	Real Estate,	Commercial and
	Gaming		Land Development	Construction	Mortgage	Industrial	Other	Total

For the nine months ended September 30, 2010:
Allowance for Loan Losses:
Beginning Balance		$699	$1,198	$1,019	$3,549	$1,293	$70	$7,828
Charge-offs		(481)		(568)	(1,202)	(350)	(176)	(2,777)
Recoveries				61		12	92	165
Provision		271	1,833	145	1,659	(355)	227	3,780

Ending Balance		$489	$3,031	$657	$4,006	$600	$213	$8,996

For the quarter ended September 30, 2010:
Allowance for Loan Losses:
Beginning Balance		$996	$2,640	$532	$4,203	$698	$99	$9,168
Charge-offs		(481)		(6)	(417)	(350)	(54)	(1,308)
Recoveries				61		2	28	91
Provision		(26)	391	70	220	250	140	1,045

Ending Balance		$489	$3,031	$657	$4,006	$600	$213	$8,996

Allowance for Loan Losses, September 30, 2010:
Ending balance: individually evaluated for impairment	$		$1,809	$475	$1,521	$314	$19	$4,138

Ending balance: collectively evaluated for impairment		$489	$1,222	$182	$2,485	$286	$194	$4,858

Total Loans, September 30, 2010:
Ending balance: individually evaluated for impairment	$		$5,428	$1,646	$8,232	$734	$12	$16,052

Ending balance: collectively evaluated for impairment		$46,603	$29,690	$60,525	$212,619	$43,131	$13,542	$406,110

7. Deposits:
At September 30, 2011, time deposits of $100,000 or more include brokered deposits of $24,262,000 which mature in 2012.
8. Shareholders’ Equity:
On June 29, 2011, the Board of Directors declared a semi-annual dividend of $ .09 per share with a record date of July 13, 2011 and a payment date of July 20, 2011. During 2011, the Company repurchased and retired 14,221 shares of its common stock for a total purchase price of $192,560.
9. Accumulated Other Comprehensive Income (Loss):
At September 30, 2011, accumulated other comprehensive income (loss) included the unrealized gain on available for sale securities of $3,279,121, net of tax of $1,672,690, and the loss from the unfunded post-retirement benefit obligation of $1,072,445, net of tax of $552,471.

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
Other Real Estate
In the course of lending operations, Management may determine that it is necessary to foreclose on the related collateral. Other real estate acquired through foreclosure is carried at fair value, less estimated costs to sell. The fair value of the collateral is based on appraisals performed by third-party valuation specialists. Factors including the assumptions and techniques utilized by the appraiser are considered by Management. If the current appraisal is more than one year old and/or the loan balance is more than $200,000, a new appraisal is obtained. Otherwise, the Bank’s in-house property evaluator and Management will determine the fair value of the collateral, based on comparable sales, market conditions, Management’s plans for disposition and other estimates of fair value obtained from principally independent sources, adjusted for estimated selling costs. When the fair value of the collateral is based on an observable market price or a current appraised value, the

Company records the other real estate as a non-recurring Level 2 asset. When an appraised value is not available or Management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the other real estate as a non-recurring Level 3 asset.
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
The balances of available for sale securities, which are the only assets measured at fair value on a recurring basis, by level within the fair value hierarchy and by investment type, as of September 30, 2011 and December 31, 2010 are as follows:

		Fair Value Measurement Using
September 30, 2011:	Total	Level 1	Level 2	Level 3

U.S. Treasuries	$99,271,371	$	$99,271,371	$
U.S. Government agencies	160,599,068		160,599,068
Mortgage-backed securities	5,058,995		5,058,995
States and political subdivisions	38,681,109		38,681,109
Equity securities	649,983		649,983

Total	$304,260,526	$	$304,260,526	$

		Fair Value Measurement Using
December 31, 2010:	Total	Level 1	Level 2	Level 3

U.S. Treasuries	$26,508,971	$	$26,508,971	$
U.S. Government agencies	218,595,943		218,595,943
States and political subdivisions	41,323,566		41,323,566
Equity securities	649,983		649,983

Total	$287,078,463	$	$287,078,463	$

Impaired loans, which are measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of September 30, 2011 and December 31, 2010 are as follows:

		Fair Value Measurement Using
	Total	Level 1	Level 2	Level 3

September 30, 2011	$44,923,400	$	$	$44,923,400
December 31, 2010	14,294,758			14,294,758
The following table presents a summary of changes in the fair value of impaired loans which are measured using level 3 inputs:

	For the Nine Months	For the Year
	Ended	Ended
	September 30, 2011	December 31, 2010

Balance, beginning of period	$14,294,758	$20,110,330

Additions to impaired loans and troubled debt restructurings	38,015,735	5,519,905

Principal payments, charge-offs and transfers to other real estate	(6,997,012)	(12,286,059)

Change in allowance for loan losses on impaired loans	(390,081)	950,583

Balance, end of period	$44,923,400	$14,294,758

Other real estate, which is measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of September 30, 2011 and December 31, 2010 are as follows:

		Fair Value Measurement Using
	Total	Level 1	Level 2	Level 3

September 30, 2011	$6,962,738	$	$3,803,000	$3,159,738
December 31, 2010	5,744,150		1,248,816	4,495,334
The following table presents a summary of changes in the fair value of other real estate which is measured using level 3 inputs:

	For the Nine	For the Year
	Months Ended	Ended
	September 30, 2011	December 31, 2010

Balance, beginning of period	$4,495,334	$1,521,313

Loans transferred to ORE	3,029,510	4,466,221

Sales and transfers to Level 2	(3,774,100)	(1,414,850)

Writedowns	(591,006)	(77,350)

Balance, end of period	$3,159,738	$4,495,334

The carrying value and estimated fair value of financial assets and financial liabilities at September 30, 2011 and December 31, 2010, are as follows:

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets:
Cash and due from banks	$31,932,887	$31,932,887	$24,146,939	$24,146,939
Available for sale securities	304,260,526	304,260,526	287,078,463	287,078,463
Held to maturity securities	1,917,039	2,003,692	1,914,879	2,010,430
Other investments	3,843,455	3,843,455	3,926,371	3,926,371
Federal Home Loan Bank stock	1,714,600	1,714,600	2,281,200	2,281,200
Loans, net	415,132,698	420,081,198	403,248,499	407,363,159
Cash surrender value of life insurance	16,066,420	16,066,420	15,951,117	15,951,117
Financial Liabilities:
Deposits:
Non-interest bearing	111,213,054	111,213,054	108,277,985	108,277,985
Interest bearing	376,641,037	377,719,904	375,861,530	376,715,446

Total deposits	487,854,091	488,932,958	484,139,515	484,993,431
Federal funds purchased and securities sold under agreements to repurchase	172,940,667	172,940,667	140,102,019	140,102,019
Borrowings from Federal Home Loan Bank	30,101,572	32,032,055	42,957,016	43,990,270
11. New Accounting Pronouncements:
In January 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (“ASU No. 2011-01”). ASU No. 2011-01 temporarily delays the effective date of the disclosures about troubled debt restructurings required in Accounting Standards Update No. 2010-20. It is not expected to have a material impact on the Company’s results of operations or financial position.

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
Net income for the third quarter of 2011 was $577,676 compared with $364,400 for the third quarter of 2010 and for the first three quarters of 2011 was $1,825,093 as compared with $2,681,937 for the first three quarters of 2010. Net interest income decreased $298,354 for the third quarter of 2011 as compared with the third quarter of 2010 and $2,297,731 for the first three quarters of 2011 as compared with the first three quarters of 2010 primarily from a decrease in interest rates earned on U.S. Agency securities. In the third quarter of 2011, interest income of $160,000 was charged-off as a result of placing a loan on nonaccrual. There were no such charge-offs in 2010. Results for the third quarter and first three quarters of 2011 included a decrease in the provision for loan losses of $501,000 and $2,049,000, write downs of other real estate (“ORE”) of $466,400 and $666,000, an increase (decrease) in gains on sales or calls of securities of $694,330 and $(865,982) and as compared with 2010. Results for the first three quarters of 2011 also includes a decrease in service charges on deposits of $298,097 and gains on death benefits from life insurance policies of $469,740.
Monitoring asset quality and addressing potential losses in our loan portfolio continue to be emphasized during these difficult economic times. Nonaccrual loans and loans past due 90 days and still accruing were $32,244,581 and $6,380,482 at September 30, 2011 as compared with $22,127,000 and $3,158,755 at September 30, 2010, respectively. Nonaccrual loans at September 30, 2011, includes one gaming credit totaling $15,589,110, which has been classified as nonaccrual by the regulatory authorities for two years even though the loan is performing, and one residential development loan totaling $15,187,500, which has no specific reserve. Net charge-offs decreased to $1,356,742 for the first three quarters of 2011 from $2,611,978 for the first three quarters of 2010.
Total assets at September 30, 2011 increased $30,721,146 as compared with December 31, 2010. Federal funds purchased and securities sold under agreements to repurchase increased $32,838,648 at September 30, 2011 as compared with December 31, 2010, which funded the increase of $17,182,063 in available for sale securities and the decrease in borrowings from the Federal Home Loan Bank (“FHLB”) of $12,855,444 for the same period.

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
Quarter Ended September 30, 2011 as Compared with Quarter Ended September 30, 2010
The Company’s average interest earning assets decreased approximately $35,764,000, or 5%, from approximately $756,881,000 for the third quarter of 2010 to approximately $721,117,000 for the third quarter of 2011. The Company’s average balance sheet shrunk as principal payments, maturities, charge-offs and foreclosures relating to existing loans have outpaced new loans and investments.
The average yield on earning assets decreased by 21 basis points, from 3.72% for the third quarter of 2010 to 3.51% for the third quarter of 2011, with the biggest impact to the yield on taxable available for sale securities. The Company’s investment and liquidity strategy has been to invest most of the proceeds from sales, calls and maturities of securities in similar securities with a maturity of two years, the interest rates on which have decreased dramatically. As a result, the yield on taxable available for sale securities decreased from 2.51% for the third quarter of 2010 to 1.95% for the third quarter of 2011. Beginning in the fourth quarter of 2010, maturities have been extended to five years and longer in order to improve yield. The charge off of interest income on loans of $160,000 during the third quarter of 2011 reduced the average yield on earning assets by 9 basis points.
Average interest bearing liabilities decreased approximately $25,211,000, or 4%, from approximately $611,800,000 for the third quarter of 2010 to approximately $586,589,000 for the third quarter of 2011.
The average rate paid on interest bearing liabilities decreased 25 basis points, from .74% for the third quarter of 2010 to .49% for the third quarter of 2011. This decrease is the result of utilizing lower cost funding sources including brokered deposits and FHLB advances in 2011 as compared with 2010. The Company believes that it is unlikely that its cost of funds can be materially reduced further.
The Company’s net interest margin on a tax-equivalent basis, which is net income as a percentage of average earning assets, was 3.11% and 3.12% for the quarters ended September 30, 2011 and 2010, respectively. The charge off of interest income on loans of $160,000 during the third quarter of 2011 reduced the net interest margin by 9 basis points.

Nine Months Ended September 30, 2011 as Compared with Nine Months Ended September 30, 2010
The Company’s average interest earning assets decreased approximately $44,072,000, or 6% , from approximately $766,397,000 for the first three quarters of 2010 to approximately $722,325,000 for the first three quarters of 2011. The Company’s average balance sheet shrunk as principal payments, maturities, charge-offs and foreclosures relating to existing loans have outpaced new loans and investments.
The average yield on earning assets decreased by 37 basis points, from 4.07% for the first three quarters of 2010 to 3.70% for the first three quarters of 2011, with the biggest impact to the yield on taxable available for sale securities. The Company’s investment and liquidity strategy has been to invest most of the proceeds from sales, calls and maturities of securities in similar securities with a maturity of two years, the interest rates on which have decreased dramatically. As a result, the yield on taxable available for sale securities decreased from 3.55% for the first three quarters of 2010 to 2.27% for the first three quarters of 2011. Beginning in the fourth quarter of 2010, maturities have been extended to five years and longer in order to improve yield. The charge off of interest income on loans of $535,469 during the first three quarters of 2011 reduced the average yield on earning assets by 9 basis points.
Average interest bearing liabilities decreased approximately $40,422,000, or 6%, from approximately $628,859,000 for the first three quarters of 2010 to approximately $588,437,000 for the first three quarters of 2011.
The average rate paid on interest bearing liabilities decreased 20 basis points, from .77% for the first three quarters of 2010 to .57% for the first three quarters of 2011. This decrease is the result of utilizing lower cost funding sources including brokered deposits and FHLB advances in 2011 as compared with 2010. The Company believes that it is unlikely that its cost of funds can be materially reduced further.
The Company’s net interest margin on a tax-equivalent basis, which is net income as a percentage of average earning assets, was 3.24% for the nine months ended September 30, 2011, down 20 basis points from 3.44% for the nine months ended September 30, 2010. The charge off of interest income on loans of $535,469 during the first three quarters of 2011 reduced the average yield on earning assets by 9 basis points.
The tables on the following pages analyze the changes in tax-equivalent net interest income for the quarters ended September 30, 2011 and 2010 and the nine months ended September 30, 2011 and 2010.

Analysis of Average Balances, Interest Earned/Paid and Yield
(In Thousands)

	Quarter Ended September 30, 2011			Quarter Ended September 30, 2010
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate
Loans (2)(3)	$399,409	$4,456	4.46%	$428,664	$4,815	4.49%

Federal Funds Sold	2,851	2	0.28%	10,202	5	0.20%

HTM:
Non taxable (1)	1,917	25	5.22%	2,814	40	5.69%

AFS:
Taxable	276,372	1,347	1.95%	270,549	1,698	2.51%

Non taxable (1)	38,127	486	5.10%	40,627	462	4.55%

Other	2,441	12	1.97%	4,025	15	1.49%

Total	$721,117	$6,328	3.51%	$756,881	$7,035	3.72%

Savings & interest-bearing DDA	$223,237	$159	0.28%	$217,807	$251	0.46%

CD’s	163,790	351	0.86%	194,379	575	1.18%

Federal funds purchased	173,348	174	0.40%	151,615	249	0.66%

FHLB advances	26,214	40	0.61%	47,999	58	0.48%

Total	$586,589	$724	0.49%	$611,800	$1,133	0.74%

Net tax-equivalent margin on earning assets			3.11%			3.12%

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2011 and 2010.

(2)	Loan fees of $154 and $61 for 2011 and 2010, respectively, are included in these figures.

(3)	Includes nonaccrual loans.

Analysis of Average Balances, Interest Earned/Paid and Yield
(In Thousands)

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate
Loans (2)(3)	$399,465	$13,744	4.59%	$443,282	$14,695	4.42%

Federal Funds Sold	4,858	6	0.16%	6,315	10	0.21%

HTM:
Non taxable (1)	1,916	80	5.57%	3,012	116	5.14%

AFS:
Taxable	273,062	4,656	2.27%	268,584	7,154	3.55%

Non taxable (1)	40,208	1,539	5.10%	40,446	1,408	4.64%

Other	2,816	21	0.99%	4,758	22	0.62%

Total	$722,325	$20,046	3.70%	$766,397	$23,405	4.07%

Savings & interest-bearing DDA	$230,217	$684	0.40%	$221,561	$829	0.50%

CD’s	171,424	1,181	0.92%	189,707	1,664	1.17%

Federal funds purchased	152,444	515	0.45%	159,281	812	0.68%

FHLB advances	34,352	135	0.52%	58,310	304	0.70%

Total	$588,437	$2,515	0.57%	$628,859	$3,609	0.77%

Net tax-equivalent margin on earning assets			3.24%			3.44%

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2011 and 2010.

(2)	Loan fees of $517 and $376 for 2011 and 2010, respectively, are included in these figures.

(3)	Includes nonaccrual loans.
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
The Company’s on-going, systematic evaluation resulted in the Company recording a provision for loan losses of $544,000 and $1,045,000 for the third quarters of 2011 and 2010, respectively, and $1,731,000 and $3,780,000 for the first three quarters of 2011 and 2010, respectively.
The decline in the value of real estate has negatively impacted the collateral relating to the Company’s residential and land development portfolio. In 2010, the Company’s evaluation of this portfolio and related collateral resulted in a significant increase in provisions for this portfolio. Specifically, approximately 37% and 49% of the provisions for the third quarter and first three quarters of 2010, respectively, related to the residential and land development portfolio. Additional provisions were charged to expense and, where appropriate, charge-offs against the allowance for loan losses were recorded during the last quarter of 2010. As a result of actions taken by Management in 2010, the allowance for loan losses on residential and land development portfolio decreased from $3,031,000 at September 30, 2010 to $555,000 at September 30, 2011. One loan included in this portfolio with a balance of $15,187,500 at September 30, 2011 has no specific reserve as Management’s specific analysis has determined that the underlying collateral is sufficient to cover the outstanding loan balance.
The allowance for loan losses as a percentage of loans was 1.66% and 1.62% at September 30, 2011 and December 31, 2010, respectively. The Company believes that its allowance for loan losses is appropriate as of September 30, 2011.
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

Non-interest income
Non-interest income for the third quarter of 2011 increased $747,092 as compared with the third quarter of 2010 as a result of changes in gains on sales or calls of securities and a gain on death benefits from life insurance policies. Gains on sales or calls of securities were $786,353 for the third quarter of 2011 as compared with $92,023 for the third quarter of 2010. As a result of the death of a participant in the Company’s deferred compensation plans, bank owned life insurance was redeemed during the third quarter of 2011, resulting in a gain of $80,621.
Non-interest income for the first three quarters of 2011 decreased $596,335 as compared with the first three quarters of 2010 as a result of changes in service charges on deposit accounts, gains on sales or calls of securities and a gain on death benefits from life insurance policies. Service charges on deposit accounts decreased $298,097 in 2011 as compared with 2010, primarily due to the decrease in NSF fee income of $239,650. NSF fee income has decreased as a result of the local and national economy impacting customers’ overdraft activity as well as customers opting out of overdraft protection service for debit card transactions. Gains on sales or calls of securities were $793,527 for the first three quarters of 2011 as compared with $1,659,509 for the first three quarters of 2010. During 2010, the Company liquidated its entire mortgage-backed securities portfolio and some of its short-term U.S. Treasuries. As a result of the death of participants in the Company’s deferred compensation plans, bank owned life insurance was redeemed during the first three quarters of 2011, resulting in a gain of $469,740.
Non-interest expense
Total non-interest expense increased $487,462 for the third quarter of 2011 as compared with the third quarter of 2010 as a result of equipment rentals, depreciation and maintenance expense and other expense. Rental expense decreased $54,384 in 2011 as the Company discontinued use of leased equipment. Depreciation on furniture and equipment decreased $95,000 as equipment replaced after Hurricane Katrina is now fully depreciated. Other expenses increased $659,364 for the third quarter of 2011 as compared with the third quarter of 2010 as costs associated with the larger volume of foreclosures increased $675,221 in 2011 as compared with 2010.
Total non-interest expense increased $801,778 for the first three quarters of 2011 as compared with the first three quarters half of 2010 as a result of net occupancy, equipment rentals, depreciation and maintenance expense, FDIC assessments and other expense. Net occupancy costs increased $168,877 primarily due to insurance expense being $103,159 higher in 2011 as compared with 2010 as a result of increased insurance rates on our properties. Rental expense decreased $57,133 in 2011 as the Company discontinued use of leased equipment. Depreciation on furniture and equipment decreased $137,000 as equipment replaced after Hurricane Katrina is now fully depreciated. FDIC and state insurance assessments increased $131,905 for the first three quarters of 2011 as compared with the first three quarters of 2010 as banks fund the replenishment of the bank insurance fund which was depleted by the recent swell of bank closures and more frequent state assessments have been levied in the current year. Other expenses increased $775,029 for the first three quarters of 2011 as compared with the first three quarters of 2010 as costs associated with the larger volume of foreclosures increased $805,452 in 2011 as compared with 2010.
Income Tax Expense (Benefit)
Income taxes have been impacted by non-taxable income and federal tax credits during the quarters and nine months ended September 30, 2011 and 2010, as follows:

	Quarters Ended September 30,
	2011		2010
	Tax	Rate	Tax	Rate

Taxes at statutory rate	$146,090	34.00	$(11,084)	(34.00)
Increase (decrease) resulting from:
Tax-exempt interest income	(122,539)	(28.52)	(113,016)	(346.68)
Income from BOLI	(69,502)	(16.18)	(42,991)	(131.87)
Federal tax credits	(91,410)	(21.27)	(208,289)	(638.92)
Other	(10,639)	(2.48)	(21,620)	(66.32)

Total income taxes (benefit)	$(148,000)	(34.45)	$(397,000)	(1,217.79)

	Nine Months Ended September 30,
	2011		2010
	Tax	Rate	Tax	Rate
Taxes at statutory rate	$453,932	34.00	$1,013,859	34.00
Increase (decrease) resulting from:
Tax-exempt interest income	(385,968)	(28.91)	(342,027)	(11.47)
Income from BOLI	(289,414)	(21.68)	(130,012)	(4.36)
Federal tax credits	(274,230)	(20.54)	(223,289)	(7.49)
Other	5,680	0.43	(18,531)	(0.62)

Total income taxes (benefit)	$(490,000)	(36.70)	$300,000	10.06

FINANCIAL CONDITION
Available for sale securities increased $17,182,063 at September 30, 2011, compared with December 31, 2010, as funds available from the increase in deposits and federal funds purchased and securities sold under agreements to repurchase are invested in these securities.
Loans increased $12,258,458 at September 30, 2011 as compared with December 31, 2010. For the first two quarters of 2011, loan payments, maturities, foreclosures, charge-offs and a slower volume of new loans reduced the loan portfolio to $393,389,744 at June 30, 2011. During the third quarter of 2011, new loans outpaced payments, maturities, foreclosures and charge-offs. The Company anticipates that its loan portfolio will have moderate growth in the fourth quarter of 2011.
Other real estate (“ORE”) increased $1,218,588 at September 30, 2011 as compared with December 31, 2010. Loans totaling $3,143,510 were transferred into ORE, one property included in ORE was written down by $666,006 and ORE totaling $1,258,916 was sold during the first nine months of 2011. The Company is working diligently and prudently to reduce its ORE portfolio.

Prepaid FDIC assessments decreased by $1,152,849 at September 30, 2011 as compared with December 31, 2010 as a result of the amortization of these costs.
Other assets decreased $3,851,030 at September 30, 2011 as compared with December 31, 2010 primarily as a result of the refund of income taxes of $2,130,362 and a decrease in deferred tax assets of $1,491,026. The increase in the fair value of available for securities changed from an unrealized loss to an unrealized gain which reduced a net deferred tax asset.
Total deposits increased $3,714,576 at September 30, 2011, as compared with December 31, 2010. Typically, significant increases or decreases in total deposits and/or significant fluctuations among the different types of deposits from quarter to quarter are anticipated by Management as customers in the casino industry and county and municipal entities reallocate their resources periodically.
Federal funds purchased and securities sold under agreements to repurchase increased $32,838,640 at September 30, 2011, as compared with December 31, 2010. This primarily includes non-deposit accounts which fluctuate as customers periodically reallocate their funds.
Borrowings from the Federal Home Loan Bank decreased $12,855,444 at September 30, 2011 as compared with December 31, 2010 based on the liquidity needs of the bank subsidiary.
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
As of September 30, 2011, the most recent notification from the Federal Deposit Insurance Corporation categorized the bank subsidiary as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the bank subsidiary must have a Total risk-based capital ratio of 10.00% or greater, a Tier 1 risk-based capital ratio of 6.00% or greater and a Leverage capital ratio of 5.00% or greater. There are no conditions or events since that notification that Management believes have changed the bank subsidiary’s category.
The actual capital amounts and ratios and required minimum capital amounts and ratios for the

Company as of September 30, 2011 and December 31, 2010, are as follows (in thousands):

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio

September 30, 2011:
Total Capital (to Risk Weighted Assets)	$111,796	21.33%	$41,931	8.00%
Tier 1 Capital (to Risk Weighted Assets)	105,249	20.08%	20,966	4.00%
Tier 1 Capital (to Average Assets)	105,249	12.85%	32,763	4.00%

December 31, 2010:
Total Capital (to Risk Weighted Assets)	$110,435	22.26%	$39,691	8.00%
Tier 1 Capital (to Risk Weighted Assets)	104,233	21.01%	19,846	4.00%
Tier 1 Capital (to Average Assets)	104,233	12.40%	33,616	4.00%
The actual capital amounts and ratios and required minimum capital amounts and ratios for the Bank as of September 30, 2011 and December 31, 2010, are as follows (in thousands):

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio

September 30, 2011:
Total Capital (to Risk Weighted Assets)	$105,849	20.23%	$41,864	8.00%
Tier 1 Capital (to Risk Weighted Assets)	99,302	18.98%	20,932	4.00%
Tier 1 Capital (to Average Assets)	99,302	12.34%	32,200	4.00%

December 31, 2010:
Total Capital (to Risk Weighted Assets)	$105,255	21.41%	$39,320	8.00%
Tier 1 Capital (to Risk Weighted Assets)	99,111	20.16%	19,660	4.00%
Tier 1 Capital (to Average Assets)	99,111	11.86%	33,431	4.00%
In addition to monitoring its risk-based capital ratios, the Company also determines the primary capital ratio on a quarterly basis. This ratio was 14.17% at September 30, 2011, which is well above the regulatory minimum of 6.00%. Management continues to emphasize the importance of maintaining the appropriate capital levels of the Company and has established the goal of maintaining its primary capital ratio at 8.00%, which is the minimum requirement for classification as being “well-capitalized” by the banking regulatory authorities.
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
REGULATORY MATTERS
During 2009, Management identified opportunities for improving risk management, addressing asset quality concerns, managing concentrations of credit risk and ensuring sufficient liquidity at the Bank as a result of its own investigation as well as examinations performed by certain bank regulatory agencies. In concert with the regulators, the Company and the Bank identified specific corrective steps and actions to enhance its risk management, asset quality and liquidity policies, controls and procedures. The Company and the Bank may not declare or pay any cash dividends without the prior written approval of their regulators. All dividends declared and paid by the Company and the Bank have been approved by the regulatory authorities.
Item 4: Controls and Procedures
As of September 30, 2011, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There were no changes in the Company’s internal control over financial reporting that occurred during the period ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1: Legal Proceedings
The Bank is involved in various legal matters and claims which are being defended and handled in the ordinary course of business. None of these matters is expected, in the opinion of Management, to have a material adverse effect upon the financial position or results of operations of the Company.

Item 5: Other Information
Lyle M. Page, a director of the Company, passed away on July 22, 2011, after many years of service to the Company and its bank subsidiary. The Company appointed Jeffrey H. O’Keefe, a long time director of the bank subsidiary, to complete Mr. Page’s one year term on the Company’s board on August 24, 2011. The Company elected A. Wynn Alexander and A. Wes Fulmer to the board of directors of its bank subsidiary.
Item 6 — Exhibits and Reports on Form 8-K
(a) Exhibits

Exhibit 31.1:	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

Exhibit 31.2:	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

Exhibit 32.1:	Certification of Chief Executive Officer Pursuant to 18 U.S.C. ss. 1350

Exhibit 32.2:	Certification of Chief Financial Officer Pursuant to 18 U.S.C. ss. 1350

Exhibit 101	The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Condition at September 30, 2011 and December 31, 2010, (ii)Consolidated Statements of Income for the quarters ended September 30, 2011 and 2010 and for the nine months ended September 30, 2011 and 2010, (iii) Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Income for the nine months ended September 30, 2011, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 and (v) Notes to the Unaudited Consolidated Financial Statements for the nine months ended September 30, 2011 and 2010 tagged as blocks of text.

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

(b) Reports on Form 8-K
A Form 8-K was filed on July 27, 2011, August 25, 2011, September 28, 2011 and October 26, 2011.

SIGNATURES
Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL CORPORATION (Registrant) Date: November 14, 2011
By:	/s/ Chevis C. Swetman
Chevis C. Swetman
Chairman, President and Chief Executive Officer (principal executive officer)

Date: November 14, 2011
By:	/s/ Lauri A. Wood
Lauri A. Wood
Chief Financial Officer and Controller (principal financial and accounting officer)