Form 10-K
period 2011-12-31
PEOPLES FINANCIAL CORP /MS/
filed 2012-03-21
CIK 770460

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Common, $1.00 Par Value

(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-Accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

At June 30, 2011, the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $56,506,000.

On February 24, 2012, the registrant had outstanding 5,136,918 shares of common stock, par value of $1.00 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2011 are incorporated by reference into Parts I, II and III of this report. Except for those portions of the Registrant’s Annual Report to Shareholders expressly incorporated herein by reference, the Annual Report is not deemed filed with the Securities and Exchange Commission. Portions of the Registrant’s Definitive Proxy Statement issued in connection with the Annual Meeting of Shareholders to be held April 25, 2012, are incorporated by reference into Part III of this report.

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

BACKGROUND AND CURRENT OPERATIONS

General

Peoples Financial Corporation (the “Company”) was organized as a one bank holding company in 1984. The Company is headquartered in Biloxi, Mississippi. At December 31, 2011, the Company operated in the state of Mississippi through its wholly-owned subsidiary, The Peoples Bank, Biloxi, Mississippi (the “Bank”). The Company is engaged, through this subsidiary, in the banking business. The Bank is the Company’s principal asset and primary source of revenue.

The Main Office, operations center and asset management and trust services of the Bank are located in downtown Biloxi, MS. At December 31, 2011, the Bank also had 15 branches located throughout Harrison, Hancock, Jackson and Stone Counties. The Bank has automated teller machines (“ATM”) at its Main Office, all branch locations and at numerous non-proprietary locations.

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

Products And Services

The Bank currently offers a variety of services to individuals and small to middle market businesses within its trade area. The Company’s trade area is defined as those portions of Mississippi, Louisiana and Alabama which are within a fifty mile radius of the Waveland, Wiggins and Gautier branches, the bank subsidiary’s three most outlying locations.

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

Employees

At December 31, 2011, the Bank employed 170 full-time employees and 13 part-time employees. The Company has no employees who are not employees of the bank subsidiary. Through the Bank, employees receive salaries and benefits, which include 401(k), ESOP, cafeteria plan, life, health and disability insurance. The Company considers its relationship with its employees to be good.

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

The Federal Reserve rates bank holding companies by a component and composite 1 - 5 rating system. This system is designed to help identify institutions which require special attention. Financial institutions are assigned ratings in the areas of capital adequacy, asset quality, management capability, the quality and level of earnings, the adequacy of liquidity and sensitivity to interest rate fluctuations based on the evaluation of the financial condition and operations.

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

The Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted to restore liquidity and stability to the financial system. The Troubled Asset Relief Program (“TARP”) is one of the provisions of EESA. The Company did not participate in TARP. EESA also temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor and will be in effect through December 31, 2013. Additionally, the Federal Deposit Insurance Corporation (“FDIC”) announced on October 14, 2008, a new program, the Temporary Liquidity Guarantee Program (“TLGP”), which guarantees newly issued senior unsecured debt of banks, thrifts, and certain holding companies, and provides full coverage of non-interest bearing deposit transaction accounts, regardless of dollar amount. The Company is participating in TLGP to provide full coverage on non-interest bearing transaction accounts.

The most recent legislation to potentially impact the Bank is the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), which was passed in 2010. Dodd-Frank increases the supervisory authority of the Federal Reserve Board, creates a new Financial Services Oversight Council, creates a new process to liquidate failed financial firms, creates an independent Bureau of Consumer Financial Protection, implements comprehensive regulation of over-the-counter derivatives, established a Federal Insurance Office and increases transparency and accountability for credit rating agencies. Final rules are still be drafted, so the Company continues to monitor developments to ensure it is compliant with Dodd-Frank.

Information relating to Regulatory Matters is disclosed on page 6 of the 2011 Annual Report to Shareholders and is incorporated herein by reference.

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

SUPPLEMENTAL STATISTICAL INFORMATION

Schedules I-A through VII present certain statistical information regarding the Company. This information is not audited and should be read in conjunction with the Company’s Consolidated Financial Statements and Notes to Consolidated Financial Statements found at pages 8 – 31 of the 2011 Annual Report to Shareholders.

Distribution of Assets, Liabilities and Shareholders’ Equity and Interest Rates and Differentials

Net Interest Income, the difference between Interest Income and Interest Expense, is the most significant component of the Company’s earnings. For interest analytical purposes, Management adjusts Net Interest Income to a “taxable equivalent” basis using a Federal Income Tax rate of 34% in

2011, 2010 and 2009 on tax-exempt items (primarily interest on municipal securities).

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

Further information concerning the provision for loan losses and the allowance for loan losses is presented in “Management’s Discussion and Analysis” at pages 1 - 7 of the 2011 Annual Report to Shareholders and “Note A - Business and Summary of Significant Accounting Policies” at pages 13 - 15 of the 2011 Consolidated Financial Statements and are incorporated herein by reference.

Return on Equity and Assets

The information under the captions “Five-Year Comparative Summary of Selected Financial Information” on page 33 and “Management’s Discussion and Analysis” on pages 1 - 7 of the 2011 Annual Report are incorporated herein by reference.

The Company’s dividend payout ratio for the years ended December 31, 2011, 2010 and 2009, was as follows:

For the Years Ended December 31,	2011	2010	2009

	83%	69%	48%

SCHEDULE I-A

Distribution of Average Assets, Liabilities and Shareholders’ Equity (1) (In thousands)

For the Years Ended December 31,	2011	2010	2009

ASSETS:

Cash and due from banks	$31,686	$32,221	$34,069

Available for sale securities:
Taxable securities	269,401	264,927	307,332
Non-taxable securities	39,941	40,581	34,437
Other securities	2,868	4,379	3,373

Held to maturity securities:
Non-taxable securities	1,882	2,938	3,265

Other investments	3,843	3,926	4,036

Net loans (2)	398,351	428,146	458,092

Federal funds sold	2,857	4,842	3,227

Other assets	61,215	58,446	57,022

TOTAL ASSETS	$812,044	$840,406	$904,853

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Non-interest bearing deposits	$100,854	$103,240	$101,738
Interest bearing deposits	395,713	408,249	425,809

Total deposits	496,567	511,489	527,547

Federal funds purchased and securities sold under agreements to repurchase	154,423	152,000	217,509

Other liabilities	56,840	70,044	54,258

Total liabilities	707,830	733,533	799,314

Shareholders’ equity	104,214	106,873	105,539

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$812,044	$840,406	$904,853

(1)	All averages are computed on a daily basis.
(2)	Gross loans and discounts, net of unearned income and allowance for loan losses.

SCHEDULE I-B

Average (1) Amount Outstanding for Major Categories of Interest Earning Assets

And Interest Bearing Liabilities (In thousands)

For the Years Ended December 31,	2011	2010	2009

INTEREST EARNING ASSETS:

Loans (2)	$405,367	$436,393	$467,992

Federal funds sold	2,857	4,842	3,227

Available for sale securities:
Taxable securities	269,401	264,927	307,332
Non-taxable securities	39,941	40,581	34,437
Other securities	2,868	4,379	3,373

Held to maturity securities:
Non-taxable securities	1,882	2,938	3,265

TOTAL INTEREST EARNING ASSETS	$722,316	$754,060	$819,626

INTEREST BEARING LIABILITIES:

Savings and negotiable interest bearing deposits	$226,097	$217,531	$232,916

Time deposits	169,617	190,718	192,893

Federal funds purchased and securities sold under agreements to repurchase	154,423	152,000	217,509

Other borrowed funds	37,825	52,908	38,708

TOTAL INTEREST BEARING LIABILITIES	$587,962	$613,157	$682,026

(1)	All averages are computed on a daily basis.
(2)	Net of unearned income. Includes nonaccrual loans

SCHEDULE I-C

Interest Earned or Paid on Major Categories of Interest Earning Assets

And Interest Bearing Liabilities (In thousands)

For the Years Ended December 31,	2011	2010	2009

INTEREST EARNED ON:

Loans (1)	$17,923	$19,687	$20,189

Federal funds sold	7	15	8

Available for sale securities:
Taxable securities	5,662	8,589	12,840
Non-taxable securities	2,041	1,903	1,699
Other securities	23	26	17

Held to maturity securities:
Non-taxable securities	107	154	172

TOTAL INTEREST EARNED (1)	$25,763	$30,374	$34,925

INTEREST PAID ON:

Savings and negotiable interest bearing deposits	$819	$1,084	$1,831

Time deposits	1,535	2,173	3,135

Federal funds purchased and securities sold under agreements to repurchase	638	991	1,905

Other borrowed funds	186	352	530

TOTAL INTEREST PAID	$3,178	$4,600	$7,401

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% for 2011, 2010 and 2009.

SCHEDULE I-D

Average Interest Rate Earned or Paid for Major Categories of

Interest Earning Assets And Interest Bearing Liabilities

For the Years Ended December 31,	2011	2010	2009

AVERAGE RATE EARNED ON:

Loans	4.42%	4.51%	4.31%

Federal funds sold	.25%	.31%	.25%

Available for sale securities:
Taxable securities	2.10%	3.24%	4.18%
Non-taxable securities	5.11%	4.69%	4.93%
Other securities	.80%	.59%	.50%

Held to maturity securities:
Non-taxable securities	5.69%	5.24%	5.27%

TOTAL (weighted average rate)(1)	3.57%	4.03%	4.26%

AVERAGE RATE PAID ON:

Savings and negotiable interest bearing deposits	.36%	.50%	.79%

Time deposits	.90%	1.14%	1.63%

Federal funds purchased and securities sold under agreements to repurchase	.41%	.65%	.88%

Other borrowed funds	.49%	.65%	1.37%

TOTAL (weighted average rate)	.54%	.75%	1.09%

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% for 2011, 2010 and 2009.

SCHEDULE I-E

Net Interest Earnings and Net Yield on Interest Earning Assets

(In thousands, except percentages)

For the Years Ended December 31,	2011	2010	2009

Total interest income (1)	$25,763	$30,374	$34,925

Total interest expense	3,178	4,600	7,401

Net interest earnings	$22,585	$25,774	$27,524

Net yield on interest earning assets	3.13%	3.42%	3.36%

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% for 2011, 2010 and 2009.

SCHEDULE I-F

Analysis of Changes in Interest Income and Interest Expense

(In thousands)

For the Years Ended December 31,	2011	2010	Increase (Decrease)	Volume	Rate	Rate/Volume

INTEREST EARNED ON:

Loans (1)(2)	$17,923	$19,687	$(1,764)	$(1,399)	$(392)	$27

Federal funds sold	7	15	(8)	(6)	(3)	1

Available for sale securities:
Taxable securities	5,662	8,589	(2,927)	145	(3,021)	(51)
Non-taxable securities	2,041	1,903	138	(30)	171	(3)
Other securities	23	26	(3)	9	(9)	(3)

Held to maturity securities:
Non-taxable securities	107	154	(47)	(55)	13	(5)

TOTAL INTEREST EARNED (3)	$25,763	$30,374	$(4,611)	$(1,336)	$(3,241)	$(34)

INTEREST PAID ON:

Savings and negotiable interest bearing deposits	$819	$1,084	$(265)	$43	$(296)	$(12)

Time deposits	1,535	2,173	(638)	(240)	(447)	49

Federal funds purchased and securities sold under agreements to repurchase	638	991	(353)	16	(363)	(6)

Other borrowed funds	186	352	(166)	(100)	(92)	26

TOTAL INTEREST PAID	$3,178	$4,600	$(1,422)	$(281)	$(1,198)	$57

(1)	Loan fees of $647 and $611 for 2011 and 2010, respectively, are included in these figures.
(2)	Includes interest on nonaccrual loans.
(3)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% for 2011 and 2010.

SCHEDULE I-F (continued)

Analysis of Changes in Interest Income and Interest Expense

(In thousands)

For the Years Ended December 31,	2010	2009	Increase (Decrease)	Volume	Rate	Rate/Volume

INTEREST EARNED ON:

Loans (1)(2)	$19,687	$20,189	$(502)	$(1,363)	$924	$(63)

Federal funds sold	15	8	7	4	2	1

Available for sale securities:
Taxable securities	8,589	12,840	(4,251)	(1,772)	(2,876)	397
Non-taxable securities	1,903	1,699	204	303	(84)	(15)
Other securities	26	17	9	5	3	1

Held to maturity securities:
Non-taxable securities	154	172	(18)	(17)	(1)

TOTAL INTEREST EARNED (3)	$30,374	$34,925	$(4,551)	$(2,840)	$(2,032)	$321

INTEREST PAID ON:

Savings and negotiable interest bearing deposits	$1,084	$1,831	$(747)	$(121)	$(670)	$44

Time deposits	2,173	3,135	(962)	(35)	(937)	10

Federal funds purchased and securities sold under agreements to repurchase	991	1,905	(914)	(574)	(487)	147

Other borrowed funds	352	530	(178)	194	(272)	(100)

TOTAL INTEREST PAID	$4,600	$7,401	$(2,801)	$(536)	$(2,366)	$101

(1)	Loan fees of $611 and $476 for 2010 and 2009, respectively, are included in these figures.
(2)	Includes interest on nonaccrual loans.
(3)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% for 2010 and 2009.

SCHEDULE II-A

Book Value of Securities Portfolio

(In thousands)

December 31,	2011	2010	2009

Available for sale securities:

U.S. Treasuries, U.S. Government agencies and Mortgage-backed securities	$238,191	$245,105	$270,580

States and political subdivisions	40,077	41,323	40,204

Other securities	650	650	650

Total	$278,918	$287,078	$311,434

Held to maturity securities:

States and political subdivisions	$1,429	$1,915	$3,202

Total	$1,429	$1,915	$3,202

SCHEDULE II-B

Maturity Securities Portfolio at December 31, 2011

And Weighted Average Yields of Such Securities

	Maturity (In thousands, except percentage data)
	Within one year			After one year but within five years		After five years but within ten years		After ten years
December 31,	Amount		Yield	Amount	Yield	Amount	Yield	Amount		Yield

Available for sale securities:

U.S. Treasuries, U.S. Government agencies and Mortgage-backed securities		$41,012	.14%	$96,540	1.27%	$79,286	2.59%		$21,353	2.98%

States and political subdivisions		750	4.16%	10,426	3.61%	15,822	3.68%		13,079	3.85%

Other securities									7,161	2.16%

Total		$41,762	1.55%	$106,966	1.82%	$95,108	2.83%		$41,593	3.22%

Held to maturity securities:

States and political subdivisions	$			$1,199	3.64%	$230	4.70%	$

Total	$			$1,199	3.64%	$230	4.70%	$

Note: The weighted average yields are calculated on the basis of cost. Average yields on investments in states and political subdivisions are based on their contractual yield. Available for sale securities are stated at fair value and held to maturity securities are stated at amortized cost.

SCHEDULE III-A

Loan Portfolio

Loans by Type Outstanding (1) (In thousands)

December 31,	2011	2010	2009	2008	2007

Real estate, construction	$90,068	$91,047	$94,460	$118,455	$93,739

Real estate, mortgage	286,502	260,286	299,403	290,458	265,465

Loans to finance agricultural production	1,164	1,122	1,755	3,178	2,545

Commercial and industrial	43,079	43,098	52,250	43,312	76,267

Loans to individuals for household, family and other consumer expenditures	8,327	10,687	9,049	10,202	11,173

Obligations of states and political subdivisions	2,840	2,938	7,891	1,733	1,747

All other loans	427	721	168	39	56

Total	$432,407	$409,899	$464,976	$467,377	$450,992

(1)	No foreign debt outstanding.

SCHEDULE III-B

Maturities and Sensitivity to Changes in

Interest Rates of the Loan Portfolio as of December 31, 2011

	Maturity (In thousands)
December 31,	One year or less	Over one year through 5 years	Over 5 years	Total

Real estate, construction	$36,440	$23,938	$29,690	$90,068

Real estate, mortgage	43,429	118,079	124,994	286,502

Loans to finance agricultural production	1,164			1,164

Commercial and industrial	12,268	27,633	3,178	43,079

Loans to individuals for household, family and other consumer expenditures	2,914	5,030	383	8,327

Obligations of states and political subdivisions	2,443	397		2,840

All other loans	427			427

Total	$99,085	$175,077	$158,245	$432,407

Loans with pre-determined interest rates	$32,062	$106,030	$41,770	$179,862

Loans with floating interest rates	67,023	69,047	116,475	252,545

Total	$99,085	$175,077	$158,245	$432,407

SCHEDULE III-C

Non-Performing Loans (In thousands)

December 31,	2011	2010	2009	2008	2007

Loans accounted for on a nonaccrual basis (1)	$57,592	$14,537	$22,005	$15,553	$45

Loans which are contractually past due 90 or more days as to interest or principal payment, but are not included above	1,832	2,961	4,218	2,340	1,234

(1)	The Bank places loans on a nonaccrual status when, in the opinion of Management, they possess sufficient uncertainty as to timely collection of interest or principal so as to preclude the recognition in reported earnings of some or all of the contractual interest. See Notes A and C to the 2011 Annual Report to Shareholders for discussion of impaired loans.

SCHEDULE IV-A

Summary of Loan Loss Expenses

(In thousands, except percentage data)

December 31,	2011	2010	2009	2008	2007

Average amount of loans outstanding (1)(2)	$405,367	$436,393	$467,992	$463,505	$428,447

Balance of allowance for loan losses at beginning of period	$6,650	$7,828	$11,114	$9,378	$10,841

Loans charged-off:

Commercial, financial and agricultural	22	348	103	334	139
Consumer and other	1,650	7,943	8,977	950	545

Total loans charged-off	1,672	8,291	9,080	1,284	684

Recoveries of loans:

Commercial, financial and agricultural	14	14		19	23
Consumer and other	209	254	569	654	243

Total recoveries	223	268	569	673	266

Net loans charged-off	1,449	8,023	8,511	611	418

Provision for loan losses charged to operating expense	2,935	6,845	5,225	2,347	(1,045)

Total	$8,136	$6,650	$7,828	$11,114	$9,378

Ratio of net charge-offs during period to average loans outstanding	0.36%	1.84%	1.82%	.13%	.10%

(1)	Net of unearned income.
(2)	Includes nonaccrual loans.

SCHEDULE IV-B

Allocation of the Allowance for Loan Losses

(In thousands)

	2011		2010		2009		2008		2007
		% of Loans to Total		% of Loans to Total		% of Loans to Total		% of Loans to Total		% of Loans to Total
December 31,	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Real estate, construction	$2,018	20	$2,090	22	$2,016	20	$5,277	25	$2,793	21

Real estate, mortgage	5,185	65	3,798	63	4,279	64	3,922	61	3,980	59

Loans to finance agricultural production	10	1	10	1	14	1	28	1	19	1

Commercial and industrial	629	10	550	10	1,420	11	1,581	9	2,462	16

Loans to individuals for household, family and other consumer expenditures	264	2	178	2	99	2	306	2	122	1

Obligations of states and political subdivisions		1		1		1		1		1

All other loans	30	1	24	1		1		1	2	1

Total	$8,136	100	$6,650	100	$7,828	100	$11,114	100	$9,378	100

SCHEDULE V

Summary of Average Deposits and Their Yields

(In thousands, except percentage data)

	2011		2010		2009
Years Ended December 31,	Amount	Rate	Amount	Rate	Amount	Rate

Demand deposits in domestic offices	$100,854	N/A	$103,240	N/A	$101,738	N/A

Negotiable interest bearing deposits in domestic offices	181,353	.42%	175,240	.58%	189,308	.90%

Savings deposits in domestic offices	44,744	.13%	42,291	.16%	43,608	.27%

Time deposits in domestic offices	169,617	.90%	190,718	1.14%	192,893	1.63%

Total	$496,568	.47%	$511,489	.64%	$527,547	.94%

Certificates of deposit in amounts of $100,000 or more (in thousands) by the amount of time remaining until maturity as of December 31, 2011, are as follows:

Remaining maturity:

3 months or less	$75,029
Over 3 months through 6 months	12,208
Over 6 months through 12 months	26,211
Over 12 months	1,566

Total	$115,014

SCHEDULE VI

Short Term Borrowings

(In thousands, except percentage data)

	2011	2010	2009

Balance, December 31,	$206,601	$180,102	$271,431

Weighted average interest rate at December 31,	.09%	.44%	.75%

Maximum outstanding at any month-end during year	$226,038	$245,260	$302,971

Average amount outstanding during year	$188,954	$187,750	$251,259

Weighted average interest rate	.43%	.62%	.85%

Note: Short term borrowings include federal funds purchased from other banks and securities sold under agreements to repurchase and short term borrowings from the Federal Home Loan Bank.

SCHEDULE VII

Interest Sensitivity/Gap Analysis

(In thousands)

December 31, 2011:	0 - 3 Months	4 - 12 Months	1 - 5 Years	Over 5 Years		Total

ASSETS:

Loans (1)	$219,976	$36,959	$102,823		$15,057	$374,815

Available for sale securities	41,112	650	106,966		130,190	278,918

Held to maturity securities			1,199		230	1,429

Totals	$261,088	$37,609	$210,988		$145,477	$655,162

FUNDING SOURCES:

Interest bearing deposits	$294,640	$57,961	$18,257	$		$370,858

Federal funds purchased and securities sold under agreements to repurchase	157,601					157,601

Borrowings from FHLB	50,244	177	940		1,963	53,324

Totals	$502,485	$58,138	$19,197		$1,963	$581,783

REPRICING/MATURITY GAP:

Period	$(241,397)	$(20,529)	$191,791		$143,514

Cumulative	(241,397)	(261,926)	(70,135)		73,379

Cumulative Gap/Total Assets	(30.02)%	(32.57%)	(8.72%)		9.13%

(1)	Amounts stated include fixed and variable rate investments of the balance sheet that are still accruing interest. Variable rate instruments are included in the next period in which they are subject to a change in rate. The principal portions of scheduled payments on fixed instruments are included in the period in which they become due or mature.

Liquidity

The information included in Management’s Discussion and Analysis at page 5 in the 2011 Annual Report to Shareholders is incorporated herein by reference.

Capital Resources

Information about shareholders’ equity is included in Note K to the 2011 Consolidated Financial Statements and is incorporated herein by reference.

ITEM 1a - RISK FACTORS

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

A significant portion of the Company’s loan portfolio is dependent on real estate. At December 31, 2011, approximately 87% of the Company’s loans had real estate as a primary or secondary component of collateral. The collateral in each case provides an alternate source of repayment if the borrower defaults and may deteriorate in value during the time the credit is extended. A continued deterioration in the economy affecting the value of real estate generally or in the Company’s trade area specifically could significantly impair the value of the collateral and the ability to sell the collateral upon foreclosure. Furthermore, it is likely that the Company would be required to increase the provision for loan losses. If the Company were required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate value or to increase the allowance for loan losses, the Company’s profitability and financial condition could be adversely impacted.

The Company has a high concentration of exposure to a number of industries.

The Company has concentrations of loan exposure to the hotel/motel and gaming industries. At December 31, 2011, these exposures were approximately $46,956,000 and $57,219,000 or 11 % and 13%, respectively, of the total loan portfolio. The recent downturn in the economy has negatively impacted tourism, which is one of the major factors for success in these industries. Given the size of these relationships, a significant loss in either of these portfolios could materially and adversely affect the Company’s earnings.

The current economic downturn or a natural disaster, especially one affecting the Company’s trade area, could adversely affect the Company.

The Company’s trade area includes the Mississippi Gulf Coast and portions of southeast Louisiana and southwest Alabama. With the exception of a number of credits that are considered out of area, the Company’s credit exposure is generally limited to the Mississippi Gulf Coast. As a result, the Company is at risk from continuing adverse business developments in its trade area, including declining real estate value, increasing loan delinquencies, personal and business bankruptcies and unemployment rates. The Company is also at risk to weather-related disasters including hurricanes, floods and tornadoes. If the economy in the Company’s trade area experiences a natural disaster or worsening economic conditions, our operating results could be negatively impacted.

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

The Company’s profitability is dependent to a large extent on net interest income, which is the difference between interest income on interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. The Company is asset sensitive to market interest rates, as its assets reprice more quickly to changes in interest rates than do its liabilities. Interest rates dropped by the unprecedented amount of 400 basis points during 2008 as the Federal Reserve, through its Federal Open Market Committee, attempted to stabilize the financial markets, reduce the effects of the recession and stimulate the economy. These actions taken by the Federal Reserve continued to impact the Company’s earnings in 2011. During 2010, the Federal Reserve increased the discount rate 25 basis points; however, there was no effect on the fed funds or prime interest rates. Discount or fed funds rate changes that occur in 2012 may affect the Company’s earnings in the current year and/or in the future.

Changes in the policies of monetary authorities and other government action could adversely affect the Company’s profitability.

Many factors affect the demand for loans and the ability to attract deposits, including changes in government economic and monetary policies, particularly by the Federal Reserve, modifications to tax, banking and credit laws and regulations, national, state and local economic growth rates and employment rates. EESA was enacted in 2008 to address the asset quality, capital and liquidity issues facing certain financial institutions and to improve the general availability of credit for consumers and businesses. In addition, the American Recovery and Reinvestment Act (“ARRA”) was passed in 2009 in an effort to save and create jobs, stimulate the national economy and promote long-term growth and stability. Dodd-Frank was passed in 2010 to increase transparency, accountability and oversight over financial firms and products as well as to provide protection to consumers. There can be no assurance that EESA, ARRA or Dodd-Frank will achieve their intended purposes. Furthermore, their failure could result in continuing or worsening economic and market conditions, and this could adversely affect our operations.

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

ITEM 1b - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

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

ITEM 3 - LEGAL PROCEEDINGS

The information included in Note N to the Consolidated Financial Statements included in the 2011 Annual Report to Shareholders is incorporated herein by reference.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 - MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

At December 31, 2011, there were 518 holders of the common stock of the Company. The information provided on page 34 of the 2011 Annual Report to Shareholders is incorporated herein by reference.

ITEM 6 - SELECTED FINANCIAL DATA

The information under the caption “Five Year Comparative Summary of Selected Financial Information” on page 33 of the 2011 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 1 - 7 of the 2011 Annual Report to Shareholders is incorporated herein by reference.

The Company’s long-term contractual obligations relate to its borrowings from the Federal Home Loan Bank and the maturities of certificates of deposits. Information relating the maturity of these obligations is found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 7 of the 2011 Annual Report to Shareholders and is incorporated by reference and in Notes F and H on page 22 of the 2011 Consolidated Financial Statements and is incorporated by reference.

ITEM 7a - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information under the caption “Quantitative and Qualitative Disclosures about Market Risk” on pages 6 - 7 of the 2011 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Company and consolidated subsidiaries and the independent auditors’ report appearing on pages 8 - 32 of the 2011 Annual Report to Shareholders are incorporated herein by reference:

Consolidated Statements of Condition on page 8

Consolidated Statements of Income on page 9

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income on pages 10 - 11

Consolidated Statements of Cash Flows on page 12

Notes to Consolidated Financial Statements on pages 13 - 31

Report of Independent Registered Public Accounting Firm on page 32

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9a - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2011, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the period ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management of the Company, including its Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of internal control over financial reporting as of December 31, 2011, using the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our assessment included a review of the documentation of controls, evaluations of the design of the internal control system and tests of operating effectiveness of the internal controls. Based on the assessment, management has concluded that the Company had effective internal control over financial reporting as of December 31, 2011.

Chevis C. Swetman	Lauri A. Wood
Chairman, President and Chief Executive Officer	Chief Financial Officer
March 21, 2012	March 21, 2012

ITEM 9b - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in Sections II, III, VII, VIII and IX contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 25, 2012, which was filed by the Company in definitive form with the Commission on March 21, 2012, is incorporated herein by reference.

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

ITEM 11 - EXECUTIVE COMPENSATION

The information in Section VI contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 25, 2012, which was filed by the Company in definitive form with the Commission on March 21, 2012, is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in Sections IV and V contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 25, 2012, which was filed by the Company in definitive form with the Commission on March 21, 2012, is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information in Sections II, IV, V, VI and IX contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 25, 2012, which was filed by the Company in definitive form with the Commission on March 21, 2012, is incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

The information in Section XII contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 25, 2012, which was filed by the Company in definitive form with the Commission on March 21, 2012, is incorporated herein by reference.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Index of Financial Statements:

See Item 8.

(a) 2. Index of Financial Statement Schedules:

All other schedules have been omitted as not applicable or not required or because the information has been included in the financial statements or applicable notes.

(a) 3. Index of Exhibits:

	Description	Incorporated by Reference to Registration or File Number	Form of Report	Date of Report	Exhibit Number in Report
(3.1)	Articles of Incorporation	0-30050	10/a	6/21/1999	3.1
(3.2)	By-Laws	0-30050	10/a	6/21/1999	3.2
(10.1)	Description of Automobile Plan	0-30050	10-K	12/31/2003	10.1
(10.2)	Directors’ Deferred Income Plan Agreements	0-30050	10-K	12/31/2003	10.2
(10.3)	Executive Supplemental Income Plan Agreement - Chevis C. Swetman	001-12103	10-Q	9/30/2007	10.2
(10.4)	Executive Supplemental Income Plan Agreement - A. Wes Fulmer	001-12103	10-Q	9/30/2007	10.3
(10.5)	Executive Supplemental Income Plan Agreement - Lauri A. Wood	001-12103	10-Q	9/30/2007	10.4
(10.6)	Split Dollar Agreements	0-30050	10-K	12/31/2003	10.4
(10.7)	Deferred Compensation Plan	001-12103	10-Q	9/30/2007	10.1
(10.8)	Description of Stock Incentive Plan	33-15595	10-K	12/31/2001	10.6
(10.9)	Description of Bonus Plan	001-12103	10-Q	9/30/2010	10.1
(13.1)	Annual Report to Shareholders for year ended December 31, 2011 (A)
(21)	Subsidiaries of the registrant	33-15595	10-K	12/31/1988	22
(23.1)	Consent of Independent Registered Public Accounting Firm - Porter Keadle Moore, LLC*
(31.1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 *
(31.2)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 *
(32.1)	Certification of Principal Executive Officer Pursuant to 18 U.S.C. ss. 1350*
(32.2)	Certification of Principal Financial Officer Pursuant to 18 U.S.C. ss. 1350*
(101)	The following materials from the Company’s 2011 Annual Report to Shareholders, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Condition at December 31, 2011, 2010 and 2009, (ii) Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009, (iii) Consolidated Statement of Change in Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2011, 2010 and 2009, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009 and (v) Notes to the Consolidated Financial Statements for the years ended December 31, 2011, 2010 and 2009 tagged as blocks of text.

	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

(A)	Furnished herewith for the information of the Commission only and not deemed “filed” except for those portions which are specifically incorporated herein.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL CORPORATION
(Registrant)

Date:	March 21, 2012

BY:	/s/ Chevis C. Swetman
Chevis C. Swetman, Chairman of the Board (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

BY:	/s/ Chevis C. Swetman

Date:	March 21, 2012

Chevis C. Swetman, Chairman, President and CEO (principal executive officer)

BY:	/s/ Drew Allen	BY:	/s/ Dan Magruder

Date:	March 21, 2012	Date:	March 21, 2012

	Drew Allen, Director		Dan Magruder, Director

BY:	/s/ Rex E. Kelly	BY:	/s/ Jeffrey H. O’Keefe

Date:	March 21, 2012	Date:	March 21, 2012

	Rex E. Kelly, Director		Jeffrey H. O’Keefe, Director

		BY:	/s/ Lauri A. Wood

		Date:	March 21, 2012

Lauri A. Wood, Chief Financial Officer
(principal financial and accounting officer)