Form 10-Q
period 2012-03-31
PEOPLES FINANCIAL CORP /MS/
filed 2012-05-14
CIK 770460

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date. Peoples Financial Corporation has only one class of common stock authorized. At April 27, 2012, there were 15,000,000 shares of $1 par value common stock authorized, with 5,136,918 shares issued and outstanding.

Part 1 – Financial Information

Item 1: Financial Statements

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition

	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$43,812,997	$36,928,657
Available for sale securities	367,207,502	278,918,481
Held to maturity securities, fair value of $2,834,881 at March 31, 2012; $1,492,374 at December 31, 2011	2,776,972	1,428,887
Other investments	3,875,661	3,930,300
Federal Home Loan Bank Stock, at cost	3,849,400	2,580,700
Loans	428,199,697	432,407,286
Less: Allowance for loan losses	8,048,333	8,135,622

Loans, net	420,151,364	424,271,664
Bank premises and equipment, net of accumulated depreciation	27,513,145	28,035,308
Other real estate	7,725,111	6,153,238
Accrued interest receivable	2,863,755	2,698,241
Cash surrender value of life insurance	16,353,796	16,196,368
Prepaid FDIC assessments	1,690,393	2,096,320
Other assets	2,186,873	913,926

Total assets	$900,006,969	$804,152,090

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition (continued)

	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)
Liabilities & Shareholders’ Equity
Liabilities:
Deposits:
Demand, non-interest bearing	$110,112,066	$97,581,073
Savings and demand, interest bearing	237,844,894	205,318,859
Time, $100,000 or more	107,032,542	115,014,220
Other time deposits	48,768,341	50,524,930

Total deposits	503,757,843	468,439,082
Federal funds purchased and securities sold under agreements to repurchase	178,594,946	157,600,967
Borrowings from Federal Home Loan Bank	94,272,007	53,323,568
Employee and director benefit plans liabilities	11,707,657	11,310,607
Other liabilities	3,575,569	4,025,565

Total liabilities	791,908,022	694,699,789
Shareholders’ Equity:
Common stock, $1 par value, 15,000,000 shares authorized, 5,136,918 shares issued and outstanding at March 31, 2012 and December 31, 2011	5,136,918	5,136,918
Surplus	65,780,254	65,780,254
Undivided profits	33,855,617	33,350,861
Accumulated other comprehensive income, net of tax	3,326,158	5,184,268

Total shareholders’ equity	108,098,947	109,452,301

Total liabilities & shareholders’ equity	$900,006,969	$804,152,090

See accompanying notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Interest income:
Interest and fees on loans	$4,641,535	$4,906,762
Interest and dividends on securities:
U.S. Treasuries	54,825	63,863
U.S. Government agencies	1,041,670	1,439,362
Mortgage-backed securities	80,295
States and political subdivisions	363,689	369,101
Other investments	4,709	6,218
Interest on federal funds sold	6,418	1,352

Total interest income	6,193,141	6,786,658

Interest expense:
Deposits	434,762	702,711
Borrowings from Federal Home Loan Bank	50,619	50,065
Federal funds purchased and securities sold under agreements to repurchase	119,084	172,023

Total interest expense	604,465	924,799

Net interest income	5,588,676	5,861,859
Provision for allowance for loan losses	540,000	641,000

Net interest income after provision for allowance for loan losses	$5,048,676	$5,220,859

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Income (continued)

(Unaudited)

	Three Months Ended March 31,
	2012		2011
Non-interest income:
Trust department income and fees		$343,799		$346,455
Service charges on deposit accounts		1,456,948		1,419,028
Gain on sales and calls of securities		104,233
Loss on other investments		(54,639)		(10,154)
Increase in cash surrender value of life insurance		121,391		132,300
Other income		146,961		135,281

Total non-interest income		2,118,693		2,022,910

Non-interest expense:
Salaries and employee benefits		3,271,721		3,376,297
Net occupancy		618,943		613,934
Equipment rentals, depreciation and maintenance		777,115		870,400
FDIC assessments		441,145		405,826
Data processing		371,681		144,298
ATM Expense		479,122		484,760
Other expense		792,886		1,060,710

Total non-interest expense		6,752,613		6,956,225

Income before income tax benefit		414,756		287,544
Income tax benefit		(90,000)		(150,000)

Net income		$504,756		$437,544

Basic and diluted earnings per share		$.10		$.09

Dividends declared per share	$		$

See accompanying notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net Income	$504,756	$437,544
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on available for sale securities, net of taxes of $875,851in 2012 and $472,349 in 2011	(1,700,181)	916,913
Reclassification adjustment for available for sale securities called or sold in current year, net of taxes of $87,249	(157,929)

Total other comprehensive income (loss)	(1,858,110)	916,913

Comprehensive income (loss)	$(1,353,354)	$1,354,457

See accompanying notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

					Accumulated
	Number of				Other
	Common	Common		Undivided	Comprehensive
	Shares	Stock	Surplus	Profits	Income	Total
Balance, January 1, 2012	5,136,918	$5,136,918	$65,780,254	$33,350,861	$5,184,268	$109,452,301
Net income				504,756		504,756
Net unrealized loss on available for sale securities, net of tax					(1,700,181)	(1,700,181)
Reclassification adjustment for available for sale securities called or sold in current year, net of tax					(157,929)	(157,929)

Balance, March 31, 2012	5,136,918	$5,136,918	$65,780,254	$33,855,617	$3,326,158	$108,098,947

Note: Balances as of January 1, 2012 were audited.

See accompanying notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$504,756	$437,544
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	528,500	567,000
Provision for allowance for loan losses	540,000	641,000
Writedown of other real estate		124,606
Loss on sales of other real estate	14,300	5,000
Loss on other investments	54,639	10,154
Gain on sales and calls of securities	(104,232)
Accretion of held to maturity securities	(116)	(699)
Change in accrued interest receivable	(165,514)	(446,391)
Increase in cash surrender value of life insurance	(121,391)	(132,300)
Change in other assets	288,467	2,639,963
Change in other liabilities	268,360	(429,993)

Net cash provided by operating activities	$1,807,769	$3,415,884

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued) (unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from investing activities:
Proceeds from maturities, sales and calls of available for sale securities	$121,625,882	$25,430,000
Purchases of available for sale securities	(212,631,881)	(56,337,531)
Purchases of held to maturity securities	(1,347,969)
Purchases of Federal Home Loan Bank stock	(1,268,700)	(303,500)
Proceeds from sales of other real estate	251,500	30,000
Loans, net change	1,742,627	1,579,607
Acquisition of premises and equipment	(6,337)	(109,790)
Investment in cash surrender value of life insurance	(36,038)	(29,966)

Net cash used in investing activities	(91,670,916)	(29,741,180)

Cash flows from financing activities:
Demand and savings deposits, net change	45,057,028	62,721,100
Time deposits, net change	(9,738,267)	(11,414,565)
Cash dividends	(513,692)	(462,323)
Retirement of common stock		(192,560)
Borrowings from Federal Home Loan Bank	319,000,000	201,467,835
Repayments to Federal Home Loan Bank	(278,051,561)	(212,449,743)
Federal funds purchased and securities sold under agreements to repurchase, net change	20,993,979	4,958,914

Net cash provided by financing activities	96,747,487	44,628,658

Net increase in cash and cash equivalents	6,884,340	18,303,362
Cash and cash equivalents, beginning of period	36,928,657	24,146,939

Cash and cash equivalents, end of period	$43,812,997	$42,450,301

See accompanying notes to consolidated financial statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2012 and 2011

1. Basis of Presentation:

Peoples Financial Corporation (the “Company”) is a one-bank holding company headquartered in Biloxi, Mississippi. Its two operating subsidiaries are The Peoples Bank, Biloxi, Mississippi (the “Bank”), and PFC Service Corp. Its principal subsidiary is The Peoples Bank, Biloxi, Mississippi, which provides a full range of banking, financial and trust services to state, county and local government entities and individuals and small and commercial businesses operating in those portions of Mississippi, Louisiana and Alabama which are within a fifty mile radius of the Waveland, Wiggins and Gautier branches, the Bank’s three most outlying locations (the “trade area”).

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the financial position of the Company and its subsidiaries as of March 31, 2012 and the results of their operations and their cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2011 Annual Report and Form 10-K.

The results of operations for the quarter ended March 31, 2012, are not necessarily indicative of the results to be expected for the full year.

Use of Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determination of the allowance for loan losses, the valuation of other real estate acquired in connection with foreclosure or in satisfaction of loans and valuation allowances associated with the realization of deferred tax assets, which are based on future taxable income.

Summary of Significant Accounting Policies—The accounting and reporting policies of the Company conform with GAAP and general practices within the banking industry. There have been no material changes or developments in the application of principles or in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies as disclosed in our Form 10-K for the year ended December 31, 2011.

2. Earnings Per Share:

Per share data is based on the weighted average shares of common stock outstanding of 5,136,918 for the quarters ended March 31, 2012 and 2011, respectively.

3. Statements of Cash Flows:

The Company has defined cash and cash equivalents as cash and due from banks. The Company paid $604,472 and $910,344 for the quarters ended March 31, 2012 and 2011, respectively, for interest on deposits and borrowings. No income tax payments were made during the quarters ended March 31, 2012 and 2011. Loans transferred to other real estate amounted to $1,837,673 and $1,352,584 during the quarters ended March 31, 2012 and 2011, respectively. Dividends payable of $513,692 as of December 31, 2011 were paid during the first quarter of 2012.

4. Investments:

The amortized cost and fair value of securities at March 31, 2012 and December 31, 2011, are as follows:

		Gross	Gross
		Unrealized	Unrealized
March 31, 2012	Amortized Cost	Gains	Losses	Fair Value
Available for sale securities:
Debt securities:
U.S. Treasuries	$48,912,986	$13,019	$(250,305)	$48,675,700
U.S. Government agencies	257,793,371	1,957,755	(2,025,606)	257,725,520
Mortgage-backed securities	20,211,822	302,011	(64,569)	20,449,264
States and political subdivisions	37,813,697	1,893,338		39,707,035

Total debt securities	364,731,876	4,166,123	(2,340,480)	366,557,519
Equity securities	649,983			649,983

Total available for sale securities	$365,381,859	$4,166,123	$(2,340,480)	$367,207,502

Held to maturity securities:
States and political subdivisions	$2,776,972	$62,582	$(4,673)	$2,834,881

Total held to maturity securities	$2,776,972	$62,582	$(4,673)	$2,834,881

		Gross	Gross
		Unrealized	Unrealized
December 31, 2011	Amortized Cost	Gains	Losses	Fair Value
Available for sale securities:
Debt securities:
U.S. Treasuries	$53,994,598	$33,297	$(18,284)	$54,009,611
U.S. Government agencies	176,985,676	2,220,753	(26,144)	179,180,285
Mortgage-backed securities	4,727,055	274,100		5,001,155
States and political subdivisions	37,914,334	2,163,113		40,077,447

Total debt securities	273,621,663	4,691,263	(44,428)	278,268,498
Equity securities	649,983			649,983

Total available for sale securities	$274,271,646	$4,691,263	$(44,428)	$278,918,481

Held to maturity securities:
States and political subdivisions	$1,428,887	$63,487	$	$1,492,374

Total held to maturity securities	$1,428,887	$63,487	$	$1,492,374

The amortized cost and fair value of debt securities at March 31, 2012, by contractual maturity, are shown on the next page. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale securities:
Due in one year or less	$15,644,991	$15,649,882
Due after one year through five years	75,558,802	76,190,340
Due after five years through ten years	138,425,984	139,963,746
Due after ten years	114,890,277	114,304,287
Mortgage-backed securities	20,211,822	20,449,264

Totals	$364,731,876	$366,557,519

Held to maturity securities:
Due in one year or less	$169,711	$174,106
Due after one year through five years	1,546,189	1,599,867
Due after ten years	1,061,072	1,060,908

Totals	$2,776,972	$2,834,881

Available for Sale and Held to Maturity Securities with gross unrealized losses at March 31, 2012 and December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	Less Than Twelve Months		Over Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
March 31, 2012:
U.S. Treasuries	$27,625,640	$250,305	$	$	$27,625,640	$250,305
U.S. Government agencies	163,801,464	2,025,606			163,801,464	2,025,606
Mortgage-backed securities	15,522,938	64,569			15,522,938	64,569
States and political subdivisions	504,632	4,673			504,632	4,673

TOTAL	$207,454,674	$2,345,153	$	$	$207,454,674	$2,345,153

December 31, 2011:
U.S. Treasuries	$16,975,720	$18,284	$	$	$16,975,720	$18,284
U.S. Government agencies	15,075,582	26,144			15,075,582	26,144

TOTAL	$32,051,302	$44,428	$	$	$32,051,302	$44,428

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

5. Loans:

The composition of the loan portfolio at March 31, 2012 and December 31, 2011, is as follows:

	March 31, 2012	December 31, 2011
Gaming	$58,935,612	$57,219,236
Residential and land development	27,717,449	29,026,076
Real estate, construction	55,913,895	61,041,510
Real estate, mortgage	244,098,716	238,411,440
Commercial and industrial	31,118,461	33,950,494
Other	10,415,564	12,758,530

Total	$428,199,697	$432,407,286

The age analysis of the loan portfolio, segregated by class of loans, as of March 31, 2012 and December 31, 2011, is as follows:

											Loans Past Due Greater
	Number of Days Past Due										Than 90
					Greater		Total			Total	Days &
	30 - 59		60 - 89		Than 90		Past Due		Current	Loans	Still Accruing
March 31, 2012
Gaming	$		$		$		$		$58,935,612	$58,935,612	$
Residential and land development						22,900,747		22,900,747	4,816,702	27,717,449
Real estate, construction		3,120,573		804,709		4,289,849		8,215,131	47,698,764	55,913,895	454,073
Real estate, mortgage		8,229,293		2,445,691		13,413,499		24,088,483	220,010,233	244,098,716	236,731
Commercial and industrial		577,976		220,895		697,414		1,496,285	29,622,176	31,118,461	333,944
Other		368,915				129,832		498,747	9,916,817	10,415,564	349

Total		$12,296,757		$3,471,295		$41,431,341		$57,199,393	$371,000,304	$428,199,697	$1,025,097

December 31, 2011:
Gaming	$		$		$		$		$57,219,236	$57,219,236	$
Residential and land development						24,161,722		24,161,722	4,864,354	29,026,076
Real estate, construction		2,084,061		1,394,738		6,364,135		9,842,934	51,198,576	61,041,510	368,524
Real estate, mortgage		13,569,639		2,340,776		12,963,395		28,873,810	209,537,630	238,411,440	1,314,317
Commercial and industrial		1,536,073		166,070		387,963		2,090,106	31,860,388	33,950,494	142,125
Other		183,900		22,665		130,576		337,141	12,421,389	12,758,530

Total		$17,373,673		$3,924,249		$44,007,791		$65,305,713	$367,101,573	$432,407,286	$1,824,966

The Company monitors the credit quality of its loan portfolio through the use of a loan grading system. A score of 1 – 5 is assigned to the loan on factors including repayment ability, trends in net worth and/or financial condition of the borrower and guarantors, employment stability, management ability, loan to value fluctuations, the type and structure of the loan, conformity of the loan to bank policy and payment performance. Based on the total score, a loan grade of A—F is applied. A grade of A will generally be applied to loans for customers that are well known to the Company and that have excellent sources of repayment. A grade of B will generally be applied to loans for customers that have excellent sources of repayment which have no identifiable risk of collection. A grade of C will generally be applied to loans for customers that have adequate sources of repayment which have little identifiable risk of collection. Loans with a grade of C may be placed on the watch list if weaknesses are not resolved which could result in potential loss. A grade of D will generally be applied to loans for customers that are inadequately protected by current sound net worth, paying capacity of the borrower, or pledged collateral. Loans with a grade of D have unsatisfactory characteristics such as cash flow deficiencies, bankruptcy filing by the borrower or dependence on the sale of collateral for the primary source of repayment, causing more than acceptable levels of risk. Loans 60 to 89 days past due receive a grade of D. A grade of E will generally be applied to loans for customers with weaknesses inherent in the “D” classification and in which collection or liquidation in full is questionable. All loans 90 days or more past due are rated E. A grade of F is applied to loans which are considered uncollectible and of such little value that their continuance in an active bank is not warranted. Loans with this grade are charged off, even though partial or full recovery may be possible in the future. All loans 180 days or more past due are rated F and charged off unless the Bank is in the process of collection.

An analysis of the loan portfolio by loan grade, segregated by class of loans, as of March 31, 2012 and December 31, 2011, is as follows:

	Loans With A Grade Of:
	A or B	C		D		E	Total
March 31, 2012:
Gaming	$43,575,512	$		$		$15,360,100	$58,935,612

Residential and land development	4,711,241				49,865	22,956,343	27,717,449

Real estate, construction	46,620,117		551,771		2,600,508	6,141,499	55,913,895

Real estate, mortgage	203,935,806		3,334,649		22,352,776	14,475,485	244,098,716

Commercial and industrial	20,818,355		7,375,682		2,434,893	489,531	31,118,461

Other	10,094,992		81,078		110,111	129,383	10,415,564

Total	$329,756,023		$11,343,180		$27,548,153	$59,552,341	$428,199,697

December 31, 2011:
Gaming	$41,816,764	$		$		$15,402,472	$57,219,236

Residential and land development	4,865,155				50,545	24,110,376	29,026,076

Real estate, construction	50,797,910		357,114		3,695,437	6,191,049	61,041,510

Real estate, mortgage	197,509,767		2,862,368		25,869,734	12,169,571	238,411,440

Commercial and industrial	23,972,076		6,551,489		3,077,347	349,582	33,950,494

Other	12,266,764		40,454		384,146	67,166	12,758,530

Total	$331,228,436		$9,811,425		$33,077,209	$58,290,216	$432,407,286

Total loans on nonaccrual as of March 31, 2012 and December 31, 2011, are as follows:

	March 31, 2012	December 31, 2011
Gaming	$15,360,100	$15,402,472

Residential and land development	22,850,883	24,110,378

Real estate, construction	5,280,807	6,041,822

Real estate, mortgage	13,176,767	11,661,628

Commercial and industrial	107,724	245,839

Other	129,383	130,576

Total	$56,905,664	$57,592,715

The Company has modified certain loans by granting interest rate concessions to these customers. These loans are in compliance with their modified terms, are currently accruing and the Company has classified them as troubled debt restructurings. Troubled debt restructurings as of March 31, 2012 and December 31, 2011 were as follows:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded	Related
	Contracts	Investment	Investment	Allowance
March 31, 2012:
Real estate, construction	1	$181,196	$181,196	$110,000
Real estate, mortgage	3	9,053,830	9,053,830	758,200
Commercial and industrial	1	705,262	705,262

Total	5	$9,940,288	$9,940,288	$868,200

December 31, 2011:
Real estate, construction	3	$1,075,176	$1,075,176	$112,000
Real estate, mortgage	5	9,915,672	9,915,672	809,000
Commercial and industrial	1	706,336	706,336

Total	9	$11,697,184	$11,697,184	$921,000

During the first quarter of 2012, four loans which had been classified as troubled debt restructurings at December 31, 2011 became in default of their modified terms and were placed on nonaccrual. These loans included two loans that were included in the real estate – construction segment with a total balance of $891,986 and two loans that were included in the real estate – mortgage segment with a total balance of $1,018,076 as of December 31, 2011.

Impaired loans, segregated by class of loans, as of March 31, 2012 and December 31, 2011, are as follows:

	Unpaid Principal Balance	Recorded Investment	Related Allowance		Average Recorded Investment
March 31, 2012:
With no related allowance recorded:
Gaming	$15,085,000	$15,085,000	$			$15,145,224
Residential and land development	23,681,199	20,486,451				20,488,971
Real estate, construction	4,609,693	4,546,137				3,388,398
Real estate, mortgage	12,011,959	11,977,905				10,065,903
Commercial and industrial	793,632	793,632				816,465

Total	$56,181,483	$52,889,125	$			$49,904,961

With a related allowance recorded:
Gaming	$275,100	$275,100		$55,000	$
Residential and land development	2,364,432	2,364,432		900,000		2,364,432
Real estate, construction	915,866	915,866		274,000		917,395
Real estate, mortgage	11,182,692	10,252,692		1,285,207		9,803,140
Commercial and industrial	19,354	19,354		11,000		25,699
Other	129,382	129,383		19,000		127,286

Total	$14,886,826	$13,956,827		$2,544,207		$13,237,952

Total by class of loans:
Gaming	$15,360,100	$15,360,100		$55,000		$15,145,224
Residential and land development	26,045,631	22,850,883		900,000		22,853,403
Real estate, construction	5,525,559	5,462,003		274,000		4,305,793
Real estate, mortgage	23,194,651	22,230,597		1,285,207		19,869,043
Commercial and industrial	812,986	812,986		11,000		842,164
Other	129,382	129,383		19,000		127,286

Total	$71,068,309	$66,845,952		$2,544,207		$63,142,913

	Unpaid Principal Balance		Recorded Investment		Related Allowance		Average Recorded Investment
December 31, 2011:
With no related allowance recorded:
Gaming		$15,402,472		$15,402,472	$			$12,488,307
Residential and land development		24,940,695		21,745,946				7,382,320
Real estate, construction		4,743,490		4,711,470				297,328
Real estate, mortgage		9,965,290		9,956,982				1,110,547
Commercial and industrial		864,485		864,485				412,683
Other		5,308		5,308

Total		$55,921,740		$52,686,663	$			$21,691,185

With a related allowance recorded:
Gaming	$		$		$		$
Residential and land development		2,364,432		2,364,432		900,000
Real estate, construction		2,405,528		2,405,528		720,000		184,519
Real estate, mortgage		12,550,318		11,620,318		1,314,011		5,971,190
Commercial and industrial		87,690		87,690		76,818
Other		125,268		125,268		16,900		30,733

Total		$17,533,236		$16,603,236		$3,027,729		$6,186,442

Total by class of loans:
Gaming		$15,402,472		$15,402,472	$			$12,488,307
Residential and land development		27,305,127		24,110,378		900,000		7,382,320
Real estate, construction		7,149,018		7,116,998		720,000		481,847
Real estate, mortgage		22,515,608		21,577,300		1,314,011		7,081,737
Commercial and industrial		952,175		952,175		76,818		412,683
Other		130,576		130,576		16,900		30,733

Total		$73,454,976		$69,289,899		$3,027,729		$27,877,627

No material interest income was recognized on impaired loans for the quarter ended March 31, 2012 and the year ended December 31, 2011.

6. Allowance for Loan Losses:

Transactions in the allowance for loan losses for the quarters ended March 31, 2012 and 2011, and the balances of loans, individually and collectively evaluated for impairment as of March 31, 2012 and 2011, are as follows (in thousands):

	Gaming	Residential and Land Development	Real Estate, Construction	Real Estate, Mortgage	Commercial and Industrial	Other	Total
For the Quarter Ended March 31, 2012:
Allowance for Loan Losses:
Beginning Balance	$457	$1,081	$937	$4,800	$557	$304	$8,136
Charge-offs			(474)	(99)	(59)	(53)	(685)
Recoveries					10	47	57
Provision	175	(40)	33	315	39	18	540

Ending Balance	$632	$1,041	$496	$5,016	$547	$316	$8,048

Allowance for loan losses, March 31, 2012:

Ending balance: individually evaluated for impairment	$55	$900	$442	$1,859	$347	$65	$3,668

Ending balance: collectively evaluated for impairment	$577	$141	$54	$3,157	$200	$251	$4,380

Total Loans, March 31, 2012:
Ending balance: individually evaluated for impairment	$15,360	$22,901	$8,847	$36,828	$2,924	$240	$87,100

Ending balance: collectively evaluated for impairment	$43,576	$4,816	$47,067	$207,271	$28,194	$10,176	$341,100

	Gaming		Residential and Land Development		Real Estate, Construction	Real Estate, Mortgage	Commercial and Industrial	Other	Total
For the Quarter Ended March 31, 2011:
Allowance for Loan Losses:
Beginning Balance		$465		$1,070	$1,020	$3,413	$480	$202	$6,650
Charge-offs						(248)	(22)	(30)	(300)
Recoveries				32		46	14	22	114
Provision		(232)		(489)	240	1,006	220	(104)	641

Ending Balance		$233		$613	$1,260	$4,217	$692	$90	$7,105

Allowance for loan losses, March 31, 2011:
Ending balance: individually evaluated for impairment	$		$		$527	$2,013	$361	$18	$2,919

Ending balance: collectively evaluated for impairment		$233		$613	$733	$2,204	$331	$72	$4,186

Total Loans, March 31, 2011:
Ending Balance: Individually evaluated for impairment		$17,633		$23,563	$23,747	$17,202	$1,788	$222	$84,155

Ending balance: collectively evaluated for impairment		$23,594		$5,999	$37,228	$204,216	$37,841	$13,748	$322,626

7. Deposits:

At March 31, 2012, time deposits of $100,000 or more include brokered deposits of $23,612,000. Of the total brokered deposits, $10,000,000 matures in 2012 and the remaining balance matures in 2013.

8. Accumulated Other Comprehensive Income:

At March 31, 2012, accumulated other comprehensive income included the unrealized gain on available for sale securities of $1,218,135, net of tax of $607,507, and the gain from the unfunded post-retirement benefit obligation of $2,108,023, net of tax of $1,085,528.

9. Fair Value Measurements and Disclosures:

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Available for sale securities are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record other assets at fair value on a non-recurring basis, such as impaired loans and ORE. These non-recurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets. Additionally, the Company is required to disclose, but not record, the fair value of other financial instruments.

Fair Value Hierarchy

The Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

These levels are:

Level 1—Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2—Valuation is based upon quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3 – Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include the use of option pricing models, discounted cash flow models and similar techniques.

Following is a description of valuation methodologies used to determine the fair value of financial assets and liabilities.

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

Other Real Estate

In the course of lending operations, Management may determine that it is necessary to foreclose on the related collateral. Other real estate acquired through foreclosure is carried at fair value, less estimated costs to sell. The fair value of the collateral is based on appraisals performed by third-party valuation specialists. Factors including the assumptions and techniques utilized by the appraiser are considered by Management. If the current appraisal is more than one year old and/or the loan balance is more than $200,000, a new appraisal is obtained. Otherwise, the Bank’s in-house property evaluator and Management will determine the fair value of the collateral, based on comparable sales, market conditions, Management’s plans for disposition and other estimates of fair value obtained from principally independent sources, adjusted for estimated selling costs. The Company records other real estate as a non-recurring Level 3 asset.

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

The balances of available for sale securities, which are the only assets measured at fair value on a recurring basis, by level within the fair value hierarchy and by investment type, as of March 31, 2012 and December 31, 2011 are as follows:

		Fair Value Measurement Using
	Total	Level 1	Level 2	Level 3
March 31, 2012:
U.S. Treasuries	$48,675,700	$	$48,675,700	$
U.S. Government agencies	257,725,520		257,725,520
Mortgage-backed securities	20,449,264		20,449,264
States and political subdivisions	39,707,035		39,707,035
Equity securities	649,983		649,983

Total	$367,207,502	$	$367,207,502	$

December 31, 2011:
U.S. Treasuries	$54,009,611	$	$54,009,611	$
U.S. Government agencies	179,180,285		179,180,285
Mortgage-backed securities	5,001,155		5,001,155
States and political subdivisions	40,077,447		40,077,447
Equity securities	649,983		649,983

Total	$278,918,481	$	$278,918,481	$

Impaired loans, which are measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of March 31, 2012 and December 31, 2011 are as follows:

		Fair Value Measurement Using
	Total	Level 1	Level 2	Level 3
March 31, 2012	$64,301,745	$	$	$64,301,745
December 31, 2011	66,262,170			66,262,170

The following table presents a summary of changes in the fair value of impaired loans which are measured using level 3 inputs:

	For the Three	For the Year
	Months Ended	Ended
	March 31, 2012	December 31, 2011
Balance, beginning of period	$66,262,170	$14,294,758

Additions to impaired loans and troubled debt restructurings	2,077,698	61,165,501

Principal payments, charge-offs and transfers to other real estate	(4,521,645)	(7,115,192)

Change in allowance for loan losses on impaired loans	483,522	(2,082,897)

Balance, end of period	$64,301,745	$66,262,170

Other real estate, which is measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of March 31, 2012 and December 31, 2011 are as follows:

		Fair Value Measurement Using
	Total	Level 1	Level 2	Level 3
March 31, 2012	$7,725,111	$	$	$7,725,111
December 31, 2011	6,153,238			6,153,238

The following table presents a summary of changes in the fair value of other real estate which is measured using level 3 inputs:

	For the Three	For the Year
	Months Ended	Ended
	March 31, 2012	December 31, 2011
Balance, beginning of period	$6,153,238	$5,744,150

Loans transferred to ORE	1,837,673	3,221,510

Sales	(265,800)	(2,101,416)

Writedowns		(711,006)

Balance, end of period	$7,725,111	$6,153,238

The carrying value and estimated fair value of financial assets and financial liabilities at March 31, 2012 and December 31, 2011, are as follows:

	Carrying	Fair Value Measurement Using
	Amount	Level 1	Level 2		Level 3		Total
March 31, 2012:
Financial Assets:
Cash and due from banks	$43,812,997	$43,812,997	$		$		$43,812,997
Available for sale securities	367,207,502			367,207,502			367,207,502
Held to maturity securities	2,776,972			2,834,881			2,834,881
Other investments	3,875,661	3,875,661					3,875,661
Federal Home Loan Bank stock	3,849,400			3,849,400			3,849,400
Loans, net	420,151,364					422,323,724	422,323,724
Other real estate	7,725,111					7,725,111	7,725,111
Cash surrender value of life insurance	16,353,796					16,353,796	16,353,796
Financial Liabilities:
Deposits:
Non-interest bearing	110,112,066	110,112,066					110,112,066
Interest bearing	393,645,777			394,348,398			394,348,398
Federal funds purchased and securities sold under agreements to repurchase	178,594,946	178,594,946					178,594,946
Borrowings from Federal Home Loan Bank	94,272,007			95,903,120			95,903,120

December 31, 2011:
Financial Assets:
Cash and due from banks	$36,928,657	$36,928,657	$		$		$36,928,657
Available for sale securities	278,918,481			278,918,481			278,918,481
Held to maturity securities	1,428,887			1,492,374			1,492,374
Other investments	3,930,300	3,930,300					3,930,300
Federal Home Loan Bank stock	2,570,700			2,580,700			2,580,700
Loans, net	424,271,664					427,880,554	427,880,554
Other real estate	6,153,238					6,153,238	6,153,238
Cash surrender value of life insurance	16,196,368					16,196,368	16,196,368
Financial Liabilities:
Deposits:
Non-interest bearing	97,581,073	97,581,073					97,581,073
Interest bearing	370,858,009			372,018,592			372,018,592
Federal funds purchased and securities sold under agreements to repurchase	157,600,967	157,600,967					157,600,967
Borrowings from Federal Home Loan Bank	53,323,568			55,013,522			55,013,522

10. Reclassifications:

Certain reclassifications, which had no effect on prior year net income, have been made to prior period statements to conform to current year presentation.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The Company is a one-bank holding company headquartered in Biloxi, Mississippi. It has two operating subsidiaries, PFC Service Corp., an inactive company, and The Peoples Bank, Biloxi, Mississippi (the “Bank”). The Bank provides a full range of banking, financial and trust services to state, county and local government entities and individuals and small and commercial businesses operating in its trade area.

The following presents Management’s discussion and analysis of the consolidated financial condition and results of operations of Peoples Financial Corporation and Subsidiaries. These comments should be considered in combination with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in this report on Form 10-Q and the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Management’s Discussion and Analysis included in the Company’s Form 10-K for the year ended December 31, 2011.

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

New Accounting Pronouncements

There were no new accounting standards updates issued during the first quarter of 2012. The Company did implement the disclosure requirements relating to the presentation of comprehensive income as set forth in Accounting Standards Update 2011—5.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates these estimates and assumptions on an on-going basis using historical experience and other factors, including the current economic environment. We adjust such estimates and assumptions when facts and circumstances dictate. Certain critical accounting policies affect the more significant estimates and assumptions used in the preparation of the consolidated financial statements.

Allowance for loan losses:

The Company’s most critical accounting policy relates to its allowance for loan losses (“ALL”), which reflects the estimated losses resulting from the inability of its borrowers to make loan payments. The ALL is established and maintained at an amount sufficient to cover the estimated loss associated with the loan portfolio of the Company as of the date of determination. Credit losses arise not only from credit risk, but also from other risks inherent in the lending process including, but not limited to, collateral risk, operation risk, concentration risk and economic risk. As such, all related risks of lending are considered when assessing the adequacy of the ALL. On a quarterly basis, Management estimates the probable level of losses to determine whether the allowance is adequate to absorb reasonably foreseeable, anticipated losses in the existing portfolio based on our past loan loss experience, known and inherent risk in the portfolio, adverse situations that may affect the borrowers’ ability to repay and the estimated value of any underlying collateral and current economic conditions. Management believes that the ALL is adequate and appropriate for all periods presented in these financial statements. If there was a deterioration of any of the factors considered by Management in evaluating the ALL, the estimate of loss would be updated, and additional provisions for loan losses may be required. The analysis divides the portfolio into two segments: a pool analysis of loans based upon a five year average loss history which is updated on a quarterly basis and which may be adjusted by qualitative factors by loan type and a specific reserve analysis for those loans considered impaired under generally accepted accounting principles. All credit relationships with an outstanding balance of $100,000 or greater that are included in Management’s loan watch list are individually reviewed for impairment. All losses are charged to the ALL when the loss actually occurs or when a determination is made that a loss is likely to occur; recoveries are credited to the ALL at the time of receipt.

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

Income Taxes:

GAAP requires the asset and liability approach for financial accounting and reporting for deferred income taxes. We use the asset and liability method of accounting for deferred income taxes and provide deferred income taxes for all significant income tax temporary differences. As part of the process of preparing our consolidated financial statements, the Company is required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as the provision for loan losses, for tax and financial reporting purposes.

These differences result in deferred tax assets and liabilities that are included in our consolidated statement of condition. We must also assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. To the extent the Company establishes a valuation allowance or adjusts this allowance in a period, we must include an expense within the tax provisions in the statement of income.

OVERVIEW

The Company is a community bank serving the financial and trust needs of its customers in its trade area of south Mississippi, southeast Louisiana and southwest Alabama. Maintaining a strong core deposit base and providing commercial and real estate lending in our trade area are the traditional focuses of the Company. Growth has largely been achieved through de novo branching activity, and it is expected that these strategies will continue to be emphasized in the future.

Net income for the first quarter of 2012 was $504,756 compared with $437,544 for the first quarter of 2011. The decrease in the provision for loan losses and salaries and employee benefits and gains from calls of securities exceeded the decrease in net interest income for the first quarter of 2012 as compared with the first quarter of 2011.

Net interest income decreased $273,183 for the first quarter of 2012 as compared with the first quarter of 2011. Interest income on loans continues to be negatively impacted by the large balance of the loan portfolio on nonaccrual and the charge off of accrued interest on loans placed on nonaccrual during the quarter. The yield on U.S. Agencies, our primary investment choice, continues to decline.

Monitoring asset quality, estimating potential losses in our loan portfolio and addressing non-performing loans continue to be emphasized during these difficult economic times. Borrowers’ ability to repay has been significantly impacted by these conditions, which has resulted in nonaccrual loans increasing to $56,905,664 and $57,592,715 at March 31, 2012 and December 31, 2011, respectively. Most of these loans are collateral-dependent, and the Company has rigorously evaluated the value of its collateral to determine potential losses. In spite of the decline in the value of real estate and the general economic downturn on local and national levels, the provision for loan losses decreased to $540,000 for the first quarter of 2012 from $641,000 for the first quarter of 2011.

The Company realized a gain of $104,233 in the first quarter of 2012 from the call of securities. The early retirement program offered in 2011 has resulted in a net decrease in salaries costs of $173,456 for the first quarter of 2012 as compared with 2011.

Total assets at March 31, 2012 increased $95,854,879 as compared with December 31, 2011. During the first quarter of 2012, two public fund relationships increased their balances in a non-deposit product with the Bank by more than $80,000,000. These balances are included in federal funds purchases and securities sold under agreements to repurchase. These proceeds funded the purchase of available for sale securities, which were pledged against these public funds as required by law. While these entities began to reallocate their funds to other institutions by March 31, 2012, the securities pledging the accounts were still in place. Funds were borrowed from the Federal Home Loan Bank to fund the decrease in the public fund balances.

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

The Company’s average interest earning assets increased approximately $57,245,000, or 8%, from approximately $703,832,000 for the first quarter of 2011 to approximately $761,077,000 for the first quarter of 2012. The Company’s average balance sheet increased as a result of the increase in the public fund accounts as discussed in the Overview.

The average yield on earning assets decreased by 61 basis points, from 3.96% for the first quarter of 2011 to 3.35% for the first quarter of 2012, with the biggest impact to the yield on taxable available for sale securities. The Company’s investment and liquidity strategy has been to invest most of the proceeds from sales, calls and maturities of securities in similar securities with a maturity of two years, the interest rates on which have decreased dramatically. As a result, the yield on taxable available for sale securities decreased from 2.43% for the first quarter of 2011 to the 1.69% for the first quarter of 2012. Beginning in the fourth quarter of 2010, maturities have been extended to five years or longer in order to improve yield.

Average interest bearing liabilities increased approximately $50,378,000, or 9%, from approximately $574,982,000 for the first quarter of 2011 to approximately $625,360,000 for the first quarter of 2012.

The average rate paid on interest bearing liabilities decreased 25 basis points, from .64% for the first quarter of 2011 to .39% for the first quarter of 2012. This decrease is the result of utilizing lower cost funding sources including brokered deposits and FHLB advances in 2012 as compared with 2011. The Company believes that it is unlikely that its cost of funds can be materially reduced further.

The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 3.04% for the three months ended March 31, 2012, down 40 basis points from 3.44% for the three months ended March 31, 2011.

The table below analyzes the changes in tax-equivalent net interest income for the quarters ended March 31, 2012 and 2011.

Analysis of Average Balances, Interest Earned/Paid and Yield

(In Thousands)

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate
Loans (2)(3)	$427,615	$4,642	4.34%	$407,738	$4,907	4.81%

Federal Funds Sold	9,378	6	0.26%	2,318	1	0.17%

HTM:
Non taxable (1)	1,778	23	5.17%	1,915	25	5.22%

AFS:
Taxable	278,826	1,176	1.69%	247,175	1,503	2.43%

Non taxable (1)	40,177	528	5.26%	41,623	534	5.13%

Other	3,303	5	0.61%	3,063	6	0.78%

Total	$761,077	$6,380	3.35%	$703,832	$6,976	3.96%

Savings & interest-bearing DDA	$225,489	$143	0.25%	$217,461	$260	0.48%

CD’s	156,711	291	0.74%	180,769	443	0.98%

Federal funds purchased	193,296	119	0.25%	135,573	172	0.51%

FHLB advances	49,864	51	0.41%	41,179	50	0.49%

Total	$625,360	$604	0.39%	$574,982	$925	0.64%

Net tax-equivalent margin on earning assets			3.04%			3.44%

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2012 and 2011.
(2)	Loan fees of $245 and $166 for 2012 and 2011, respectively, are included in these figures.
(3)	Includes nonaccrual loans.

Provision for Loan Losses

In the normal course of business, the Company assumes risk in extending credit to its customers. This credit risk is managed through compliance with the loan policy, which is approved by the Board of Directors. The policy establishes guidelines relating to underwriting standards, including but not limited to financial analysis, collateral valuation, lending limits, pricing considerations and loan grading. A loan review process further assists with evaluating credit quality and assessing potential performance issues. Loan delinquencies and deposit overdrafts are closely monitored in order to identify developing problems as early as possible. The Company monitors its relationships with its loan customers in concentrated industries such as gaming and hotel/motel, as well as the exposure for out of area, land, development, construction and commercial real estate loans, and their direct and indirect impact on its operations on a monthly basis. A watch list of credits which pose a potential loss to the Company is prepared based on the loan grading system. This list forms the foundation of the Company’s allowance for loan loss computation.

Management relies on its guidelines and existing methodology to monitor the performance of its loan portfolio and identify and estimate potential losses based on the best available information. The potential effect resulting from the economic downturn on a national and local level, the decline in real estate values and actual losses incurred by the Company were key factors in our analysis. Much of the Company’s loan portfolio is collateral-dependent, requiring careful consideration of changes in the value of the collateral.

The Company’s on-going, systematic evaluation resulted in the Company recording a provision for loan losses of $540,000 and $641,000 for the first quarters of 2012 and 2011, respectively. The allowance for loan losses as a percentage of loans was 1.88% and 1.75% at March 31, 2012 and December 31, 2011, respectively. The Company’s evaluation includes evaluating the current values of collateral securing all nonaccrual loans. Even though nonaccrual loans grew to $56,905,664 and $57,592,715 at March 31, 2012 and December 31, 2011, respectively, specific reserves of only $1,676,007 and $2,106,729, respectively, have been allocated to these loans as collateral values appear sufficient to cover loan losses or the loan balances have been charged down to their realizable value. The Company believes that its allowance for loan losses is appropriate as of March 31, 2012.

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

Non-interest income

Non-interest income increased $95,783 for the first quarter of 2012 as compared with the first quarter of 2011. This increase resulted from service charges on deposit accounts, gains on sales and calls of securities and the loss on other investments.

Service charges on deposit accounts increased by $37,920 during the first quarter of 2012 as compared with the first quarter of 2011 as NSF fee income increased $18,721, analysis fee income increased $12,006 and ATM surcharge fee income increased $7,617. While NSF fee fluctuations are difficult to predict or analyze, it appears that the increase in 2012 has some correlation to the 2011 holiday season. As a result of decreasing interest rates, in 2011 the Company decreased the earnings credit allowed to customers whose monthly charges are computed through analysis, which increased analysis fees. ATM surcharge fee income is earned primarily from off-site ATMs at casinos, which have seen some increase in their business in recent months.

During the first quarter of 2012, the Company realized gains of $104,233 from called securities. Losses from the Company’s investment in a low income housing partnership and other equity investments increased by $44,485 in 2012 as compared with 2011.

Non-interest expense

Total non-interest expense decreased $203,612 for the first quarter of 2012 as compared with the first quarter of 2011. Salaries and employee benefits decreased $104,576; equipment rentals, depreciation and maintenance decreased $93,285; FDIC assessments increased $35,319; data processing expenses increased $227,383 and other expenses decreased $267,824 for the first quarter of 2012 as compared with the first quarter of 2011.

Salaries decreased $173,456 in 2012 as the employee census continues to decrease from attrition and the impact of the 2011 early retirement program. Expenses relating to the retiree health plan decreased $76,042 as a result of amendments made to the plan which require plan participants to utilize drug benefits and health insurance coverage available under Medicare. Costs associated with the Company’s deferred compensation plans increased $136,946 due to the adjustment of discount rates used to compute liabilities relating to the plans.

Equipment rentals decreased $81,404 in 2012 as the Company discontinued use of leased equipment. Depreciation costs have decreased by $36,000 in 2012, as computer and other equipment acquired after Hurricane Katrina in 2005 are now fully depreciated. Maintenance and repairs costs increased $26,619 in 2012 as compared with 2011 mainly due to the timing of expenses.

FDIC and state insurance assessments increased $35,319 for the first quarter of 2012 as compared with the first quarter of 2011. FDIC and state insurance assessments increased as banks fund the replenishment of the bank insurance fund which was depleted by the recent swell of bank closures and larger state assessments have been levied in the current year.

Data processing costs increased in 2012 as a result of the outsourcing of these activities during the second quarter of 2011.

Included in other expense are expenses relating to the ORE portfolio which decreased $60,061 in 2012 a result of fewer foreclosures in the current year as compared with 2011. The remaining decrease in other expense is primarily due to the timing of payments for various services.

Income Tax Benefit

Income taxes have been impacted by non-taxable income and federal tax credits during the quarters ended March 31, 2012 and 2011, as follows:

	Quarter Ended March 31,
	2012		2011
	Tax	Rate	Tax	Rate
Taxes at statutory rate	$141,017	34	$97,765	34
Increase (decrease) resulting from:
Tax-exempt interest income	(105,041)	(25)	(125,494)	(43)
Income from BOLI	(41,273)	(10)	(44,982)	(16)
Federal tax credits	(91,410)	(22)	(91,410)	(32)
Other	6,707	1	14,121	5

Total income taxes (benefit)	$(90,000)	(22)	$(150,000)	(52)

FINANCIAL CONDITION

Available for sale securities increased $88,289,021 at March 31, 2012, compared with December 31, 2011, as a large increase in funds in a non-deposit product during the first quarter were invested in these securities.

Held to maturity securities increased $1,348,085 at March 31, 2012, compared with December 31, 2011, as the Company opted to classify some of its investment purchases during the first quarter as held to maturity.

The investment in Federal Home Loan Bank (“FHLB”) stock increased $1,268,700 at March 31, 2012 as compared with December 31, 2011 so that the Company could increase its borrowing capacity from the FHLB during the quarter.

Other real estate (“ORE”) increased $1,571,873 at March 31, 2012 as compared with December 31, 2011. Loans totaling $1,837,673 were transferred into ORE while $265,800 was sold for a loss of $14,300 during the first quarter of 2012.

Prepaid FDIC assessments decreased by $405,927 at March 31, 2012 as compared with December 31, 2011 as a result of the amortization of these costs.

Other assets increased $1,272,947 at March 31, 2012 as compared with December 31, 2011 as deferred tax assets increased $1,155,486 as the decrease in fair value of available for sale securities reduced an unrealized gain.

Total deposits increased $35,318,761 at March 31, 2012, as compared with December 31, 2011. Typically, significant increases or decreases in total deposits and/or significant fluctuations among the different types of deposits from quarter to quarter are anticipated by Management as customers in the casino industry and county and municipal entities reallocate their resources periodically.

Federal funds purchased and securities sold under agreements to repurchase increased $20,993,979 at March 31, 2012 as compared with December 31, 2011 as several county and municipal entities increased their balances in a non-deposit account during the first quarter of 2012. The Company expects these balances to decrease during the second quarter of 2012.

Borrowings from the FHLB increased $40,948,439 at March 31, 2012 as compared with December 31, 2011 based on the liquidity needs of the bank subsidiary.

Employee and director benefit plans liabilities increased $397,050 at March 31, 2012 as compared with December 31, 2011 deferred compensation benefits earned by officers and directors during 2012.

Other liabilities decreased $449,956 at March 31, 2012 as compared with December 31, 2011 as a result of the payment of officer incentives and director fees which has been accrued at December 31, 2011.

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

As of March 31, 2012, the most recent notification from the Federal Deposit Insurance Corporation categorized the bank subsidiary as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the bank subsidiary must have a Total risk-based capital ratio of 10.00% or greater, a Tier 1 risk-based capital ratio of 6.00% or greater and a Leverage capital ratio of 5.00% or greater. There are no conditions or events since that notification that Management believes have changed the bank subsidiary’s category.

The actual capital amounts and ratios and required minimum capital amounts and ratios for the Company as of March 31, 2012 and December 31, 2011, are as follows (in thousands):

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
March 31, 2012:
Total Capital (to Risk Weighted Assets)	$111,502	20.27%	$44,012	8.00%
Tier 1 Capital (to Risk Weighted Assets)	104,620	19.02%	22,006	4.00%
Tier 1 Capital (to Average Assets)	104,620	12.28%	34,077	4.00%

December 31, 2011:
Total Capital (to Risk Weighted Assets)	$110,762	20.86%	$42,475	8.00%
Tier 1 Capital (to Risk Weighted Assets)	104,116	19.61%	21,238	4.00%
Tier 1 Capital (to Average Assets)	104,116	12.84%	32,436	4.00%

The actual capital amounts and ratios and required minimum capital amounts and ratios for the Bank as of March 31, 2012 and December 31, 2011, are as follows (in thousands):

			For Capital Adequacy
	Actual		Purposes		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2012:
Total Capital (to Risk Weighted Assets)	$108,956	19.83%	$43,949	8.00%	$54,936	10.00%
Tier 1 Capital (to Risk Weighted Assets)	102,074	18.58%	21,974	4.00%	32,961	6.00%
Tier 1 Capital (to Average Assets)	102,074	12.10%	33,749	4.00%	42,187	5.00%

December 31, 2011:
Total Capital (to Risk Weighted Assets)	$108,149	20.40%	$42,413	8.00%	$53,014	10.00%
Tier 1 Capital (to Risk Weighted Assets)	101,503	19.15%	21,207	4.00%	31,809	6.00%
Tier 1 Capital (to Average Assets)	101,503	12.56%	32,332	4.00%	40,407	5.00%

In addition to monitoring its risk-based capital ratios, the Company also determines the primary capital ratio on a quarterly basis. This ratio was 13.51% at March 31, 2012, which is well above the regulatory minimum of 6.00%. Management continues to emphasize the importance of maintaining the appropriate capital levels of the Company and has established the goal of maintaining its primary capital ratio at 8.00%, which is the minimum requirement for classification as being “well-capitalized” by the banking regulatory authorities.

LIQUIDITY

Liquidity represents the Company’s ability to adequately provide funds to satisfy demands from depositors, borrowers and other commitments by either converting assets to cash or accessing new or existing sources of funds. Management monitors these funds requirements in such a manner as to satisfy these demands and provide the maximum earnings on its earning assets. The Company manages and monitors its liquidity position through a number of methods, including through the computation of liquidity risk targets and the preparation of various analyses of its funding sources and utilization of those sources on a monthly basis. The Company also uses proforma liquidity projections which are updated on a monthly basis in the management of its liquidity needs and also conducts periodic contingency testing on its liquidity plan.

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

Item 4: Controls and Procedures

As of March 31, 2012, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the period ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1: Legal Proceedings

The Bank is involved in various legal matters and claims which are being defended and handled in the ordinary course of business. None of these matters is expected, in the opinion of Management, to have a material adverse effect upon the financial position or results of operations of the Company.

Item 5: Other Information

(a) On January 25, 2012, the Board of Directors appointed the following officers of the Company:

President and CEO	Chevis C. Swetman
Executive Vice President	A. Wes Fulmer
First Vice President	Thomas J. Sliman
Second Vice President	Jeannette E. Romero
Vice President	Robert M. Tucei
Vice President and Secretary	Ann F. Guice
Chief Financial Officer and Controller	Lauri A. Wood
Vice President	J. Patrick Wild
Vice President	Evelyn R. Herrington

Second Vice President Jeannette E. Romero retired from the Company on March 30, 2012, after forty- seven years of service to the bank subsidiary.

Item 6—Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 31.1:	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

Exhibit 31.2:	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

Exhibit 32.1:	Certification of Chief Executive Officer Pursuant to 18 U.S.C. ss. 1350

Exhibit 32.2:	Certification of Chief Financial Officer Pursuant to 18 U.S.C. ss. 1350

Exhibit 101	The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Condition at March 31, 2012 and December 31, 2011, (ii)Consolidated Statements of Income for the quarters ended March 31, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the quarters ended March 31, 2012 and 2011, (iv) Statement of Changes in Shareholders’ Equity for the quarter ended March 31, 2012, (v) Consolidated Statements of Cash Flows for the quarters ended March 31, 2012 and 2011 and (vi) Notes to the Unaudited Consolidated Financial Statements for the quarters ended March 31, 2012 and 2011 tagged as blocks of text.

(b) Reports on Form 8-K

A Form 8-K was filed on January 31, 2012, March 15, 2012, March 30, 2012, April 25, 2012 and April 27, 2012.

SIGNATURES

Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL CORPORATION

(Registrant)

Date:	May 14, 2012

By:	/s/ Chevis C. Swetman
Chevis C. Swetman Chairman, President and Chief Executive Officer (principal executive officer)

Date:	May 14, 2012

By:	/s/ Lauri A. Wood
Lauri A. Wood Chief Financial Officer and Controller (principal financial and accounting officer)