Form 10-Q
period 2012-06-30
PEOPLES FINANCIAL CORP /MS/
filed 2012-08-13
CIK 770460

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date. Peoples Financial Corporation has only one class of common stock authorized. At July 31, 2012, there were 15,000,000 shares of $1 par value common stock authorized, with 5,136,918 shares issued and outstanding.

Part 1 – Financial Information

Item 1: Financial Statements

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition

	June 30, 2012 (Unaudited)	December 31, 2011 (Audited)
Assets
Cash and due from banks	$34,202,485	$36,928,657
Available for sale securities	327,013,590	278,918,481
Held to maturity securities, fair value of $5,075,817 at June 30, 2012; $1,492,374 at December 31, 2011	4,983,923	1,428,887
Other investments	3,893,458	3,930,300
Federal Home Loan Bank Stock, at cost	4,259,400	2,580,700
Loans	427,591,007	432,407,286
Less: Allowance for loan losses	6,743,248	8,135,622

Loans, net	420,847,759	424,271,664
Bank premises and equipment, net of accumulated depreciation	27,022,147	28,035,308
Other real estate	7,522,811	6,153,238
Accrued interest receivable	3,103,191	2,698,241
Cash surrender value of life insurance	16,513,580	16,196,368
Prepaid FDIC assessments	1,278,989	2,096,320
Other assets	1,966,261	913,926

Total assets	$852,607,594	$804,152,090

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition (continued)

	June 30, 2012 (Unaudited)	December 31, 2011 (Audited)
Liabilities & Shareholders’ Equity
Liabilities:
Deposits:
Demand, non-interest bearing	$114,738,363	$97,581,073
Savings and demand, interest bearing	223,487,560	205,318,859
Time, $100,000 or more	94,501,700	115,014,220
Other time deposits	48,840,880	50,524,930

Total deposits	481,568,503	468,439,082
Federal funds purchased and securities sold under agreements to repurchase	161,987,702	157,600,967
Borrowings from Federal Home Loan Bank	83,017,894	53,323,568
Employee and director benefit plans liabilities	11,959,093	11,310,607
Other liabilities	3,346,358	4,025,565

Total liabilities	741,879,550	694,699,789
Shareholders’ Equity:
Common stock, $1 par value, 15,000,000 shares authorized, 5,136,918 shares issued and outstanding at June 30, 2012 and December 31, 2011	5,136,918	5,136,918
Surplus	65,780,254	65,780,254
Undivided profits	34,417,370	33,350,861
Accumulated other comprehensive income, net of tax	5,393,502	5,184,268

Total shareholders’ equity	110,728,044	109,452,301

Total liabilities & shareholders’ equity	$852,607,594	$804,152,090

See accompanying notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest income:
Interest and fees on loans	$4,510,481	$4,381,186	$9,152,016	$9,287,948
Interest and dividends on securities:
U.S. Treasuries	114,400	62,933	169,225	126,459
U.S. Government agencies	1,198,685	1,676,822	2,240,355	3,074,718
Mortgage-backed securities	70,701	30,957	150,996	30,957
States and political subdivisions	376,146	395,564	739,835	806,468
Other investments	41	2,421	4,750	8,639
Interest on federal funds sold	2,648	3,386	9,066	4,738

Total interest income	6,273,102	6,553,269	12,466,243	13,339,927

Interest expense:
Deposits	409,184	651,406	843,946	1,354,117
Borrowings from Federal Home Loan Bank	68,502	45,402	119,121	95,467
Federal funds purchased and securities sold under agreements to repurchase	97,988	169,545	217,072	341,568

Total interest expense	575,674	866,353	1,180,139	1,791,152

Net interest income	5,697,428	5,686,916	11,286,104	11,548,775
Provision for allowance for loan losses	1,290,000	546,000	1,830,000	1,187,000

Net interest income after provision for allowance for loan losses	$4,407,428	$5,140,916	$9,456,104	$10,361,775

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Income (continued)

(Unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,
	2012		2011	2012		2011
Non-interest income:
Trust department income and fees		$328,093	$323,468		$671,892	$669,923
Service charges on deposit accounts		1,427,287	1,455,146		2,884,235	2,874,174
Gain on sales and calls of securities		859,942	7,174		964,175	7,174
Gain (loss) on other investments		17,796			(36,843)	10,124
Increase in cash surrender value of life insurance		125,283	125,380		246,674	257,680
Gain on death benefits from life insurance			389,119			389,119
Other income		139,241	151,035		286,202	266,038

Total non-interest income		2,897,642	2,451,322		5,016,335	4,474,232

Non-interest expense:
Salaries and employee benefits		3,047,676	3,395,090		6,319,397	6,771,387
Net occupancy		655,345	655,236		1,274,288	1,269,170
Equipment rentals, depreciation and maintenance		876,961	951,812		1,654,076	1,822,212
FDIC assessments		443,338	437,086		884,483	842,912
Data processing		364,908	148,562		736,589	292,860
ATM Expense		494,701	519,622		973,823	1,004,382
Other expense		917,388	866,957		1,710,274	1,927,667

Total non-interest expense		6,800,317	6,974,365		13,552,930	13,930,590

Income before income tax benefit		504,753	617,873		919,509	905,417
Income tax benefit		(57,000)	(192,000)		(147,000)	(342,000)

Net income		$561,753	$809,873		$1,066,509	$1,247,417

Basic and diluted earnings per share		$.11	$.16		$.21	$.24

Dividends declared per share	$		$.09	$		$.09

See accompanying notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net Income	$561,753	$809,873	$1,066,509	$1,247,417
Other comprehensive income (loss), net of tax:
Net unrealized gain on available for sale securities, net of taxes of $1,311,457 and $1,744,254 for the three months ended June 30, 2012 and 2011, respectively, and $435,606 and $2,216,603 for the six months ended June 30, 2012 and 2011, respectively	2,545,771	3,385,905	845,590	4,302,818
Reclassification gains on available for sale securities called or sold in current year, net of taxes of $(246,462) and $(2,439) for the three months ended June 30, 2012 and 2011, respectively, and $(327,819) and $(2,439) for the six months ended June 30, 2012 and 2011, respectively	(478,427)	(4,735)	(636,356)	(4,735)

Total other comprehensive income	2,067,344	3,381,170	209,234	4,298,083

Total comprehensive income	$2,629,097	$4,191,043	$1,275,743	$5,545,500

See accompanying notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

	Number of Common Shares	Common Stock	Surplus	Undivided Profits	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2012	5,136,918	$5,136,918	$65,780,254	$33,350,861	$5,184,268	$109,452,301
Net income				1,066,509		1,066,509
Other comprehensive income, net of tax					209,234	209,234

Balance, June 30, 2012	5,136,918	$5,136,918	$65,780,254	$34,417,370	$5,393,502	$110,728,044

Note: Balances as of January 1, 2012 were audited.

See accompanying notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$1,066,509	$1,247,417
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	1,034,000	1,176,000
Provision for allowance for loan losses	1,830,000	1,187,000
Writedown of other real estate	153,300	124,606
Loss on sales of other real estate	24,739	25,291
Gain (loss) on other investments	36,843	(10,124)
Gain on sales and calls of securities	(964,175)	(7,174)
Accretion of held to maturity securities	(436)	(1,444)
Change in accrued interest receivable	(404,950)	(239,584)
Gain on death benefits from life insurance		(389,119)
Increase in cash surrender value of life insurance	(246,674)	(257,680)
Change in other assets	(235,443)	2,605,373
Change in other liabilities	381,770	80,850

Net cash provided by operating activities	$2,675,483	$5,541,412

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued) (unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from investing activities:
Proceeds from maturities, sales and calls of available for sale securities	$180,716,805	$78,710,848
Purchases of available for sale securities	(227,537,305)	(104,646,484)
Purchases of held to maturity securities	(3,554,600)
Redemption of other investments		93,040
(Purchases) redemption of Federal Home Loan Bank stock	(1,678,700)	128,200
Proceeds from sales of other real estate	344,061	358,526
Loans, net change	(297,768)	12,457,729
Acquisition of premises and equipment	(20,839)	(272,904)
Proceeds from death benefits from life insurance		583,793
Investment in cash surrender value of life insurance	(70,099)	(62,015)

Net cash used in investing activities	(52,098,445)	(12,649,267)

Cash flows from financing activities:
Demand and savings deposits, net change	35,325,991	25,664,495
Time deposits, net change	(22,196,570)	(11,384,574)
Cash dividends	(513,692)	(462,323)
Retirement of common stock		(192,560)
Borrowings from Federal Home Loan Bank	1,185,266,252	330,002,395
Repayments to Federal Home Loan Bank	(1,155,571,926)	(344,003,538)
Federal funds purchased and securities sold under agreements to repurchase, net change	4,386,735	28,942,450

Net cash provided by financing activities	46,696,790	28,566,345

Net increase (decrease) in cash and cash equivalents	(2,726,172)	21,458,490
Cash and cash equivalents, beginning of period	36,928,657	24,146,939

Cash and cash equivalents, end of period	$34,202,485	$45,605,429

See accompanying notes to consolidated financial statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2012 and 2011

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

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the financial position of the Company and its subsidiaries as of June 30, 2012 and the results of their operations and their cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2011 Annual Report and Form 10-K.

The results of operations for the quarter ended June 30, 2012, are not necessarily indicative of the results to be expected for the full year.

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

2. Earnings Per Share:

Per share data is based on the weighted average shares of common stock outstanding of 5,136,918 for the six months ended June 30, 2012 and 2011.

3. Statements of Cash Flows:

The Company has defined cash and cash equivalents as cash and due from banks. The Company paid $1,180,163 and $1,811,218 for the six months ended June 30, 2012 and 2011, respectively, for interest on deposits and borrowings. Income tax payments of $615,000 and $235,000 were made during the six months ended June 30, 2012 and 2011. Loans transferred to other real estate amounted to $1,891,673 and $2,927,510 during the six months ended June 30, 2012 and 2011, respectively. Dividends payable of $513,692 and $462,323 as of December 31, 2011 and 2010, were paid during the six months ended June 30, 2012 and 2011, respectively.

4. Investments:

The amortized cost and fair value of securities at June 30, 2012 and December 31, 2011, are as follows:

June 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Debt securities:
U.S. Treasuries	$48,912,626	$604,585	$(11,218)	$49,505,993
U.S. Government agencies	215,666,588	1,838,275	(64,400)	217,440,463
Mortgage-backed securities	19,168,371	356,332	(6,543)	19,518,160
States and political subdivisions	37,659,159	2,239,832		39,898,991

Total debt securities	321,406,744	5,039,024	(82,161)	326,363,607
Equity securities	649,983			649,983

Total available for sale securities	$322,056,727	$5,039,024	$(82,161)	$327,013,590

Held to maturity securities:
States and political subdivisions	$4,983,923	$92,535	$(641)	$5,075,817

Total held to maturity securities	$4,983,923	$92,535	$(641)	$5,075,817

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
Available for sale securities:
Debt securities:
U.S. Treasuries	$53,994,598	$33,297		$(18,284)	$54,009,611
U.S. Government agencies	176,985,676	2,220,753		(26,144)	179,180,285
Mortgage-backed securities	4,727,055	274,100			5,001,155
States and political subdivisions	37,914,334	2,163,113			40,077,447

Total debt securities	273,621,663	4,691,263		(44,428)	278,268,498
Equity securities	649,983				649,983

Total available for sale securities	$274,271,646	$4,691,263		$(44,428)	$278,918,481

Held to maturity securities:
States and political subdivisions	$1,428,887	$63,487	$		$1,492,374

Total held to maturity securities	$1,428,887	$63,487	$		$1,492,374

The amortized cost and fair value of debt securities at June 30, 2012, by contractual maturity, are shown on the next page. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale securities:
Due in one year or less	$15,777,229	$15,783,341
Due after one year through five years	75,682,518	76,496,170
Due after five years through ten years	117,542,039	120,432,646
Due after ten years	93,236,587	94,133,290
Mortgage-backed securities	19,168,371	19,518,160

Totals	$321,406,744	$326,363,607

Held to maturity securities:
Due in one year or less	$169,813	$172,603
Due after one year through five years	1,545,816	1,595,798
Due after five years through ten years	1,206,445	1,221,271
Due after ten years	2,061,849	2,086,145

Totals	$4,983,923	$5,075,817

Available for Sale and Held to Maturity Securities with gross unrealized losses at June 30, 2012 and December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	Less Than Twelve Months		Over Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2012:
U.S. Treasuries	$21,978,420	$11,218	$	$	$21,978,420	$11,218
U.S. Government agencies	24,935,600	64,400			24,935,600	64,400
Mortgage-backed securities	5,097,099	6,543			5,097,099	6,543
States and political subdivisions	285,841	641			285,841	641

TOTAL	$52,296,960	$82,802	$	$	$52,296,960	$82,802

December 31, 2011:
U.S. Treasuries	$16,975,720	$18,284	$	$	$16,975,720	$18,284
U.S. Government agencies	15,075,582	26,144			15,075,582	26,144

TOTAL	$32,051,302	$44,428	$	$	$32,051,302	$44,428

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

Proceeds from sales of available for sale debt securities were $44,771,114 and $3,025,000 for the six months ended June 30, 2012 and 2011, respectively. Available for sale debt securities were sold and called for realized gains of $964,175 and $7,174 for the six months ended June 30, 2012 and 2011, respectively.

5. Loans:

The composition of the loan portfolio at June 30, 2012 and December 31, 2011, is as follows:

	June 30, 2012	December 31, 2011
Gaming	$59,296,895	$57,219,236
Residential and land development	27,631,420	29,026,076
Real estate, construction	53,829,647	61,041,510
Real estate, mortgage	245,962,520	238,411,440
Commercial and industrial	30,846,870	33,950,494
Other	10,023,655	12,758,530

Total	$427,591,007	$432,407,286

The age analysis of the loan portfolio, segregated by class of loans, as of June 30, 2012 and December 31, 2011, is as follows:

	Number of Days Past Due						Total Past Due		Current	Total Loans	Loans Past Due Greater Than 90
	30 - 59		60 - 89		Greater Than 90						Days & Still Accruing
June 30, 2012:
Gaming	$		$		$		$		$59,296,895	$59,296,895	$
Residential and land development						1,615,039		1,615,039	26,016,381	27,631,420
Real estate, construction		1,763,617		2,105,773		4,427,823		8,297,213	45,532,434	53,829,647
Real estate, mortgage		7,908,629		1,859,221		7,596,158		17,364,008	228,598,512	245,962,520		67,011
Commercial and industrial		2,344,367		69,549		393,942		2,807,858	28,039,012	30,846,870
Other		241,878		29,578		387		271,843	9,751,812	10,023,655		387

Total		$12,258,491		$4,064,121		$14,033,349		$30,355,961	$397,235,046	$427,591,007		$67,398

December 31, 2011:
Gaming	$		$		$		$		$57,219,236	$57,219,236	$
Residential and land development						24,161,722		24,161,722	4,864,354	29,026,076
Real estate, construction		2,084,061		1,394,738		6,364,135		9,842,934	51,198,576	61,041,510		368,524
Real estate, mortgage		13,569,639		2,340,776		12,963,395		28,873,810	209,537,630	238,411,440		1,314,317
Commercial and industrial		1,536,073		166,070		387,963		2,090,106	31,860,388	33,950,494		142,125
Other		183,900		22,665		130,576		337,141	12,421,389	12,758,530

Total		$17,373,673		$3,924,249		$44,007,791		$65,305,713	$367,101,573	$432,407,286		$1,824,966

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

An analysis of the loan portfolio by loan grade, segregated by class of loans, as of June 30, 2012 and December 31, 2011, is as follows:

	Loans With A Grade Of:
	A or B	C		D		E	Total
June 30, 2012:
Gaming	$26,471,751		$7,815,522		$10,108,687	$14,900,935	$59,296,895
Residential and land development	6,291,938					21,339,482	27,631,420
Real estate, construction	41,088,982		2,065,821		3,492,777	7,182,067	53,829,647
Real estate, mortgage	199,127,681		10,372,796		22,428,354	14,033,689	245,962,520
Commercial and industrial	20,390,301		7,684,953		2,646,851	124,765	30,846,870
Other	9,849,420		45,419		128,429	387	10,023,655

Total	$303,220,073		$27,984,511		$38,805,098	$57,581,325	$427,591,007

December 31, 2011:
Gaming	$41,816,764	$		$		$15,402,472	$57,219,236
Residential and land development	4,865,153				50,545	24,110,378	29,026,076
Real estate, construction	50,797,910		357,114		3,695,437	6,191,049	61,041,510
Real estate, mortgage	197,509,767		2,862,368		25,869,734	12,169,571	238,411,440
Commercial and industrial	23,972,076		6,551,489		3,077,347	349,582	33,950,494
Other	12,266,764		40,454		384,146	67,166	12,758,530

Total	$331,228,434		$9,811,425		$33,077,209	$58,290,218	$432,407,286

Total loans on nonaccrual as of June 30, 2012 and December 31, 2011, are as follows:

	June 30, 2012	December 31, 2011
Gaming	$14,900,935	$15,402,472
Residential and land development	21,339,482	24,110,378
Real estate, construction	5,680,262	6,041,822
Real estate, mortgage	12,928,691	11,661,628
Commercial and industrial	118,843	245,839
Other		130,576

Total	$54,968,213	$57,592,715

The Company has modified certain loans by granting interest rate concessions to these customers. These loans are in compliance with their modified terms, are currently accruing and the Company has classified them as troubled debt restructurings. Troubled debt restructurings as of June 30, 2012 and December 31, 2011 were as follows:

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Related Allowance
June 30, 2012:
Real estate, construction	1	$181,364	$181,364	$86,000
Real estate, mortgage	3	9,072,468	9,072,468	833,000
Commercial and industrial	1	705,262	705,262

Total	5	$9,959,094	$9,959,094	$919,000

December 31, 2011:
Real estate, construction	3	$1,075,176	$1,075,176	$112,000
Real estate, mortgage	5	9,915,672	9,915,672	809,000
Commercial and industrial	1	706,336	706,336

Total	9	$11,697,184	$11,697,184	$921,000

During the six months ended June 30, 2012, four loans which had been classified as troubled debt restructurings at December 31, 2011 became in default of their modified terms and were placed on nonaccrual. These loans included two loans that were included in the real estate – construction segment with a total balance of $891,986 and two loans that were included in the real estate – mortgage segment with a total balance of $1,018,076 as of December 31, 2011.

Impaired loans, segregated by class of loans, as of June 30, 2012 and December 31, 2011, are as follows:

	Unpaid Principal Balance	Recorded Investment	Related Allowance		Average Recorded Investment
June 30, 2012:
With no related allowance recorded:
Gaming	$14,900,935	$14,900,935	$		$15,054,087
Residential and land development	22,442,813	21,339,482			22,170,733
Real estate, construction	5,022,369	4,958,814			4,263,144
Real estate, mortgage	11,675,201	11,039,458			10,883,018
Commercial and industrial	858,105	824,105			814,174

Total	$54,899,423	$53,062,794	$		$53,185,156

With a related allowance recorded:
Real estate, construction	$902,812	$902,812		$246,000	$912,159
Real estate, mortgage	10,961,701	10,961,701		1,254,054	9,370,443

Total	$11,864,513	$11,864,513		$1,500,054	$10,282,602

Total by class of loans:
Gaming	$14,900,935	$14,900,935	$		$15,054,087
Residential and land development	22,442,813	21,339,482			22,170,733
Real estate, construction	5,925,181	5,861,626		246,000	5,175,303
Real estate, mortgage	22,636,902	22,001,159		1,254,054	20,253,461
Commercial and industrial	858,105	824,105			814,174

Total	$66,763,936	$64,927,307		$1,500,054	$63,467,758

	Unpaid Principal Balance		Recorded Investment		Related Allowance		Average Recorded Investment
December 31, 2011:
With no related allowance recorded:
Gaming		$15,402,472		$15,402,472	$			$12,488,307
Residential and land development		24,940,695		21,745,946				7,382,320
Real estate, construction		4,743,490		4,711,470				297,328
Real estate, mortgage		9,965,290		9,956,982				1,110,547
Commercial and industrial		864,485		864,485				412,683
Other		5,308		5,308

Total		$55,921,740		$52,686,663	$			$21,691,185

With a related allowance recorded:
Gaming	$		$		$		$
Residential and land development		2,364,432		2,364,432		900,000
Real estate, construction		2,405,528		2,405,528		720,000		184,519
Real estate, mortgage		12,550,318		11,620,318		1,314,011		5,971,190
Commercial and industrial		87,690		87,690		76,818
Other		125,268		125,268		16,900		30,733

Total		$17,533,236		$16,603,236		$3,027,729		$6,186,442

Total by class of loans:
Gaming		$15,402,472		$15,402,472	$			$12,488,307
Residential and land development		27,305,127		24,110,378		900,000		7,382,320
Real estate, construction		7,149,018		7,116,998		720,000		481,847
Real estate, mortgage		22,515,608		21,577,300		1,314,011		7,081,737
Commercial and industrial		952,175		952,175		76,818		412,683
Other		130,576		130,576		16,900		30,733

Total		$73,454,976		$69,289,899		$3,027,729		$27,877,627

Interest income of $173,712 and $211,188 was recognized on impaired loans for the six months ended June 30, 2012 and the year ended December 31, 2011.

6. Allowance for Loan Losses:

Transactions in the allowance for loan losses for the quarters and six months ended June 30, 2012 and 2011, and the balances of loans, individually and collectively evaluated for impairment as of June 30, 2012 and 2011, are as follows (in thousands):

	Gaming		Residential and Land Development		Real Estate, Construction	Real Estate, Mortgage	Commercial and Industrial	Other	Total
For the Six Months Ended June 30, 2012:
Allowance for Loan Losses:
Beginning Balance		$457		$1,081	$937	$4,800	$557	$304	$8,136
Charge-offs		(275)		(1,103)	(474)	(1,102)	(160)	(179)	(3,293)
Recoveries							14	56	70
Provision		292		225	(14)	1,178	46	103	1,830

Ending Balance		$474		$203	$449	$4,876	$457	$284	$6,743

For the Quarter Ended June 30, 2012:
Allowance for Loan Losses:
Beginning Balance		$632		$1,041	$496	$5,016	$547	$316	$8,048
Charge-offs		(275)		(1,103)		(1,003)	(101)	(126)	(2,608)
Recoveries							4	9	13
Provision		117		265	(47)	863	7	85	1,290

Ending Balance		$474		$203	$449	$4,876	$457	$284	$6,743

Allowance for loan losses, June 30, 2012:
Ending balance: individually evaluated for impairment	$		$		$401	$1,605	$236	$35	$2,277

Ending balance: collectively evaluated for impairment		$474		$203	$48	$3,271	$221	$249	$4,466

Total Loans, June 30, 2012:
Ending balance: Individually evaluated for impairment		$25,010		$21,339	$9,572	$36,462	$2,772	$129	$95,284

Ending balance: collectively evaluated for impairment		$34,287		$6,292	$44,258	$209,500	$28,075	$9,895	$332,307

	Gaming		Residential and Land Development		Real Estate, Construction	Real Estate, Mortgage	Commercial and Industrial	Other	Total
For the Six Months Ended June 30, 2011:
Allowance for Loan Losses:
Beginning Balance		$466		$1,069	$1,020	$3,413	$480	$202	$6,650
Charge-offs					(212)	(956)	(46)	(102)	(1,316)
Recoveries		35		32		46	16	63	192
Provision		(249)		(572)	226	1,638	40	104	1,187

Ending Balance		$252		$529	$1,034	$4,141	$490	$267	$6,713

For the Quarter Ended June 30, 2011:
Allowance for Loan Losses:
Beginning Balance		$233		$613	$1,260	$4,217	$692	$90	$7,105
Charge-offs					(212)	(708)	(25)	(72)	(1,017)
Recoveries		35					3	41	79
Provision		(16)		(84)	(14)	632	(180)	208	546

Ending Balance		$252		$529	$1,034	$4,141	$490	$267	$6,713

Allowance for loan losses, June 30, 2011:
Ending balance: individually evaluated for impairment	$		$		$250	$1,754	$302	$53	$2,359

Ending balance: collectively evaluated for impairment		$252		$529	$784	$2,387	$188	$214	$4,354

Total Loans, June 30, 2011:
Ending balance: Individually evaluated for impairment		$22,303		$19,891	$9,834	$32,391	$1,892	$295	$86,606

Ending balance: collectively evaluated for impairment		$22,607		$9,233	$52,175	$187,786	$22,571	$12,411	$306,783

7. Deposits:

At June 30, 2012, time deposits of $100,000 or more include brokered deposits of $23,612,000. Of the total brokered deposits, $10,000,000 matures in 2012 and the remaining balance matures in 2013.

8. Shareholders’ Equity:

On July 25, 2012, the Board of Directors of the Company declared a semi-annual dividend of $ .10 per share. The dividend has a record date of August 10, 2012 and a distribution date of August 17, 2012.

9. Accumulated Other Comprehensive Income:

At June 30, 2012, accumulated other comprehensive income included the unrealized gain on available for sale securities of $3,285,479, net of tax of $1,692,519, and the gain from the unfunded post-retirement benefit obligation of $2,108,023, net of tax of $1,085,528.

10. Fair Value Measurements and Disclosures:

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

Loans

The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings for the remaining maturities. The cash flows considered in computing the fair value of such loans are segmented into categories relating to the nature of the contract and collateral based on contractual principal maturities. Appropriate adjustments are made to reflect probable credit losses. Cash flows have not been adjusted for such factors as prepayment risk or the effect of the maturity of balloon notes. The fair value of floating rate loans is estimated to be its carrying value. At each reporting period, the Company determines which loans are impaired. Accordingly, the Company’s impaired loans are reported at their estimated fair value on a non-recurring basis. An allowance for each impaired loan, which are generally collateral-dependent, is calculated based on the fair value of its collateral. The fair value of the collateral is based on appraisals performed by third-party valuation specialists. Factors including the assumptions and techniques utilized by the appraiser are considered by Management. If the recorded investment in the impaired loan exceeds the measure of fair value of the collateral, a valuation allowance is recorded as a component of the allowance for loan losses. The Company records impaired loans as a non-recurring Level 3 asset.

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

The balances of available for sale securities, which are the only assets measured at fair value on a recurring basis, by level within the fair value hierarchy and by investment type, as of June 30, 2012 and December 31, 2011 are as follows:

		Fair Value Measurement Using
	Total	Level 1	Level 2	Level 3
June 30, 2012:
U.S. Treasuries	$49,505,993	$	$49,505,993	$
U.S. Government agencies	217,440,463		217,440,463
Mortgage-backed securities	19,518,160		19,518,160
States and political subdivisions	39,898,991		39,898,991
Equity securities	649,983		649,983

Total	$327,013,590	$	$327,013,590	$

December 31, 2011:
U.S. Treasuries	$54,009,611	$	$54,009,611	$
U.S. Government agencies	179,180,285		179,180,285
Mortgage-backed securities	5,001,155		5,001,155
States and political subdivisions	40,077,447		40,077,447
Equity securities	649,983		649,983

Total	$278,918,481	$	$278,918,481	$

Impaired loans, which are measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of June 30, 2012 and December 31, 2011 are as follows:

		Fair Value Measurement Using
	Total	Level 1	Level 2	Level 3
June 30, 2012	$63,427,253	$	$	$63,427,253
December 31, 2011	66,262,170			66,262,170

The following table presents a summary of changes in the fair value of impaired loans which are measured using level 3 inputs:

	For the Six Months Ended June 30, 2012	For the Year Ended December 31, 2011
Balance, beginning of period	$66,262,170	$14,294,758
Additions to impaired loans and troubled debt restructurings	3,822,892	61,165,501
Principal payments, charge-offs and transfers to other real estate	(8,185,484)	(7,115,192)
Change in allowance for loan losses on impaired loans	1,527,675	(2,082,897)

Balance, end of period	$63,427,253	$66,262,170

Other real estate, which is measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of June 30, 2012 and December 31, 2011 are as follows:

		Fair Value Measurement Using
	Total	Level 1	Level 2	Level 3
June 30, 2012	$7,522,811	$	$	$7,522,811
December 31, 2011	6,153,238			6,153,238

The following table presents a summary of changes in the fair value of other real estate which is measured using level 3 inputs:

	For the Six Months Ended June 30, 2012	For the Year Ended December 31, 2011
Balance, beginning of period	$6,153,238	$5,744,150
Loans transferred to ORE	1,891,673	3,221,510
Sales	(368,800)	(2,101,416)
Writedowns	(153,300)	(711,006)

Balance, end of period	$7,522,811	$6,153,238

The carrying value and estimated fair value of financial assets and financial liabilities, by level within the fair value hierarchy, at June 30, 2012 and December 31, 2011, are as follows:

	Carrying Amount	Fair Value Measurement Using
		Level 1	Level 2		Level 3		Total
June 30, 2012:
Financial Assets:
Cash and due from banks	$34,202,485	$34,202,485	$		$		$34,202,485
Available for sale securities	327,013,590			327,013,590			327,013,590
Held to maturity securities	4,983,923			5,075,817			5,075,817
Other investments	3,893,458	3,893,458					3,893,458
Federal Home Loan Bank stock	4,259,400			4,259,400			4,259,400
Loans, net	420,847,759					422,431,841	422,431,841
Other real estate	7,522,811					7,522,811	7,522,811
Cash surrender value of life insurance	16,513,580					16,513,580	16,513,580
Financial Liabilities:
Deposits:
Non-interest bearing	114,738,363	114,738,363					114,738,363
Interest bearing	366,830,140			367,546,286			367,546,286
Federal funds purchased and securities sold under agreements to repurchase	161,987,702	161,987,702					161,987,702
Borrowings from Federal Home Loan Bank	83,017,894			84,912,241			84,912,241

December 31, 2011:
Financial Assets:
Cash and due from banks	$36,928,657	$36,928,657	$		$		$36,928,657
Available for sale securities	278,918,481			278,918,481			278,918,481
Held to maturity securities	1,428,887			1,492,374			1,492,374
Other investments	3,930,300	3,930,300					3,930,300
Federal Home Loan Bank stock	2,580,700			2,580,700			2,580,700
Loans, net	424,271,664					427,880,554	427,880,554
Other real estate	6,153,238					6,153,238	6,153,238
Cash surrender value of life insurance	16,196,368					16,196,368	16,196,368
Financial Liabilities:
Deposits:
Non-interest bearing	97,581,073	97,581,073					97,581,073
Interest bearing	370,858,009			372,018,592			372,018,592
Federal funds purchased and securities sold under agreements to repurchase	157,600,967	157,600,967					157,600,967
Borrowings from Federal Home Loan Bank	53,323,568			55,013,522			55,013,522

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

New Accounting Pronouncements

There were no new accounting standards updates issued during the six months ended June 30, 2012. The Company did implement the disclosure requirements relating to the presentation of comprehensive income as set forth in Accounting Standards Update 2011—5.

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

Net income for the second quarter of 2012 was $561,753 compared with $809,873 for the second quarter of 2011 and for the first half of 2012 was $1,066,509 as compared with $1,247,417 for the first half of 2011. Current year results for the second quarter and first half included a reduction in net interest income, an increase in the provision for loan losses, gains on sales and calls of securities, a decrease in salaries and benefit costs and an increase in data processing expenses as compared with 2011 results. Prior year results included a gain from the redemption of life insurance of $389,119.

Net interest income increased $10,512 for the second quarter of 2012 as compared with the second quarter of 2011 and decreased $262,671 for the first half of 2012 as compared with the first half of 2011. Interest income on loans continues to be negatively impacted by the large balance of the loan portfolio on nonaccrual and the charge off of accrued interest on loans placed on nonaccrual. The yield on U.S. Agencies, our primary investment choice, continues to decline.

Monitoring asset quality, estimating potential losses in our loan portfolio and addressing non-performing loans continue to be emphasized during these difficult economic times. Borrowers’ ability to repay has been significantly impacted by these conditions, which has resulted in nonaccrual loans totaling $54,968,213 and $57,592,715 at June 30, 2012 and December 31, 2011, respectively. Most of these loans are collateral-dependent, and the Company has rigorously evaluated the value of its collateral to determine potential losses. During the second quarter of 2012, the Company increased the specific reserve on one credit relationship by $800,000 as well as a number of other smaller adjustments in specific reserves to other loans. As a result, the provision for loan losses increased to $1,290,000 for the second quarter of 2012 from $546,000 for the second quarter of 2011 and to $1,830,000 for the first half of 2012 from $1,187,000 for the first half of 2011.

The Company realized gains of $859,942 in the second quarter of 2012 as compared with $7,174 in the second quarter of 2011 and $964,175 in the first half of 2012 as compared with $7,174 in the first half of 2011 from the sale and call of securities. The voluntary early retirement program offered in the fourth quarter of 2011 resulted in a net decrease in salaries and employee benefit costs of $347,414 for the second quarter of 2012 as compared with 2011 and $451,990 for the first half of 2012 as compared with the first half of 2011. In June 2011, the Company outsourced its data processing operations, which resulted in increased costs for the second quarter of 2012 of $216,346 as compared with the second quarter of 2011 and $443,729 for the first half of 2012 as compared with the first half of 2011.

Total assets at June 30, 2012 increased $48,455,504 as compared with December 31, 2011. During the first half of 2012, two public fund relationships increased their balances in a non-deposit product with the Bank by more than $80,000,000. These balances were included in federal funds purchased and securities sold under agreements to repurchase. These proceeds funded the purchase of available for sale securities, which were pledged against these public funds as required by law. While these entities began to reallocate their funds to other institutions during the first quarter of 2012, the securities pledging the accounts were still in place. Funds were borrowed from the Federal Home Loan Bank to fund the decrease in the public fund balances.

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

Quarter Ended June 30, 2012 as Compared with Quarter Ended June 30, 2011

The Company’s average interest earning assets increased approximately $39,720,000, or 5%, from approximately $734,761,000 for the second quarter of 2011 to approximately $774,481,000 for the second quarter of 2012. The Company’s average balance sheet increased as new loans have outpaced principal payments, maturities, charge-offs and foreclosures relating to existing loans.

The average yield on earning assets decreased by 34 basis points, from 3.68% for the second quarter of 2011 to 3.34% for the second quarter of 2012, with the biggest impact to the yield on taxable available for sale securities. The Company’s investment and liquidity strategy has been to invest most of the proceeds from sales, calls and maturities of securities in similar securities. As a result, the yield on taxable available for sale securities decreased from 2.40% for the second quarter of 2011 to 1.89% for the second quarter of 2012. The Company has more recently purchased securities with maturities of up to fifteen years, with call provisions, to improve its yield on these assets. Future security purchases may be of shorter duration in anticipation of rising rates in 2014. The yield on loans has decreased due to the increase in loans on nonaccrual during the last quarter of 2011 and the first half of 2012.

Average interest bearing liabilities increased approximately $28,861,000, or 5%, from approximately $602,757,000 for the second quarter of 2011 to approximately $631,618,000 for the second quarter of 2012. The increase was primarily related to borrowing from the Federal Home Loan Bank, which increased due to the liquidity needs of the bank subsidiary.

The average rate paid on interest bearing liabilities decreased 21 basis points, from .57% for the second quarter of 2011 to .36% for the second quarter of 2012. Rates paid on deposit accounts and non-deposit accounts, which are reported as federal funds purchased and securities sold under agreements to repurchase, have decreased in 2012. The current unprecedented low rate environment which exists on a national and local level has caused customers to tolerate lower interest rates in return for less risk. The Company believes that it is unlikely that its cost of funds can be materially reduced further; however, any opportunity to do so will be considered.

The Company’s net interest margin on a tax-equivalent basis, which is net income as a percentage of average earning assets, was 3.04% for the quarter ended June 30, 2012, down 16 basis points from 3.20% for the quarter ended June 30, 2011.

Six Months Ended June 30, 2012 as Compared with Six Months Ended June 30, 2011

The Company’s average interest earning assets increased approximately $46,977,000, or 7%, from approximately $720,795,000 for the first half of 2011 to approximately $767,772,000 for the first half of 2012. The Company’s average loan balance increased as new loans have outpaced principal payments, maturities, charge-offs and foreclosures relating to existing loans.

The average yield on earning assets decreased by 47 basis points, from 3.82% for the first half of 2011 to 3.35% for the first half of 2012, with the biggest impact to the yield on taxable available for sale securities. The Company’s investment and liquidity strategy has been to invest most of the proceeds from sales, calls and maturities of securities in similar securities. As a result, the yield on taxable available for sale securities decreased from 2.38% for the first half of 2011 to 1.79% for the first half of 2012. The Company has more recently purchased securities with maturities of up to fifteen years, with call provisions, to improve its yield on these assets. Future security purchases may be of shorter duration in anticipation of rising rates in 2014. The yield on loans has decreased due to the increase in loans on nonaccrual during the last quarter of 2011 and the first half of 2012.

Average interest bearing liabilities increased approximately $39,596,000, or 7%, from approximately $588,905,000 for the first half of 2011 to approximately $628,501,000 for the first half of 2012.

The average rate paid on interest bearing liabilities decreased 23 basis points, from .61% for the first half of 2011 to .38% for the first half of 2012. Rates paid on deposit accounts and non-deposit accounts, which are reported as federal funds purchased and securities sold under agreements to repurchase, have decreased in 2012. The current unprecedented low rate environment which exists on a national and local level has caused customers to tolerate lower interest rates in return for less risk. The Company believes that it is unlikely that its cost of funds can be materially reduced further; however, any opportunity to do so will be considered.

The Company’s net interest margin on a tax-equivalent basis, which is net income as a percentage of average earning assets, was 3.04% for the six months ended June 30, 2012, down 27 basis points from 3.31% for the six months ended June 30, 2011.

The tables on the following pages analyze the changes in tax-equivalent net interest income for the quarters ended June 30, 2012 and 2011 and the six months ended June 30, 2012 and 2011.

Analysis of Average Balances, Interest Earned/Paid and Yield

(In Thousands)

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate
Loans (2)(3)	$428,951	$4,511	4.21%	$391,346	$4,381	4.48%
Federal Funds Sold	3,841	3	0.31%	2,318	4	0.69%

HTM:
Non taxable (1)	4,109	43	4.19%	1,916	31	6.47%

AFS:
Taxable	292,811	1,384	1.89%	295,317	1,770	2.40%
Non taxable (1)	39,914	527	5.28%	40,913	568	5.55%
Other	4,855	1	0.80%	2,951	3	0.41%

Total	$774,481	$6,469	3.34%	$734,761	$6,757	3.68%

Savings & interest-bearing DDA	$238,344	$157	0.26%	$249,035	$265	0.43%
CD’s	148,536	252	0.68%	169,899	386	0.91%
Federal funds purchased	161,933	98	0.24%	147,997	170	0.46%
FHLB advances	82,805	69	0.33%	35,826	45	0.50%

Total	$631,618	$576	0.36%	$602,757	$866	0.57%

Net tax-equivalent margin on earning assets			3.04%			3.20%

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2012 and 2011.
(2)	Loan fees of $145 and $197 for 2012 and 2011, respectively, are included in these figures.
(3)	Includes nonaccrual loans.

Analysis of Average Balances, Interest Earned/Paid and Yield

(In Thousands)

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate
Loans (2)(3)	$428,276	$9,153	4.27%	$399,497	$9,288	4.65%
Federal Funds Sold	6,609	9	0.27%	3,730	5	0.27%
HTM:
Non taxable (1)	2,944	64	4.35%	1,916	59	6.16%
AFS:
Taxable	285,818	2,560	1.79%	271,379	3,232	2.38%
Non taxable (1)	40,046	1,056	5.27%	41,266	1,163	5.64%
Other	4,079	5	0.24%	3,007	9	0.60%

Total	$767,772	$12,847	3.35%	$720,795	$13,756	3.82%

Savings & interest-bearing DDA	$231,928	$301	0.26%	$233,294	$525	0.45%
CD’s	152,624	543	0.71%	175,304	829	0.95%
Federal funds purchased	177,614	217	0.24%	141,819	342	0.48%
FHLB advances	66,335	119	0.36%	38,488	95	0.49%

Total	$628,501	$1,180	0.38%	$588,905	$1,791	0.61%

Net tax-equivalent margin on earning assets			3.04%			3.31%

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2012 and 2011.
(2)	Loan fees of $389 and $363 for 2012 and 2011, respectively, are included in these figures.
(3)	Includes nonaccrual loans.

Analysis of Changes in Interest Income and Interest Expense

(In Thousands)

	For the Quarter Ended
	June 30, 2012 compared with June 30, 2011
	Volume	Rate	Rate/Volume	Total
Interest earned on:
Loans	$421	$(266)	$(25)	$130
Federal funds sold	2	(2)	(1)	(1)
Held to maturity securities:
Non taxable	35	(10)	(13)	12
Available for sale securities:
Taxable	(15)	(374)	3	(386)
Non taxable	(14)	(28)	1	(41)
Other	2	(2)	(2)	(2)

Total	$431	$(682)	$(37)	$(288)

Interest paid on:
Savings & interest-bearing deposits	$(11)	$(101)	$4	$(108)
CD’s	(49)	(98)	13	(134)
Federal funds purchased	16	(80)	(8)	(72)
FHLB advances	59	(15)	(20)	24

Total	$15	$(294)	$(11)	$(290)

Analysis of Changes in Interest Income and Interest Expense

(In Thousands)

	For the Six Months Ended
	June 30, 2012 compared with June 30, 2011
	Volume	Rate	Rate/Volume	Total
Interest earned on:
Loans	$669	$(750)	$(54)	$(135)
Federal funds sold	4	1	(1)	4
Held to maturity securities:
Non taxable	32	(17)	(10)	5
Available for sale securities:
Taxable	172	(801)	(43)	(672)
Non taxable	(34)	(75)	2	(107)
Other	3	(5)	(2)	(4)

Total	$846	$(1,647)	$(108)	$(909)

Interest paid on:
Savings & interest-bearing deposits	$(3)	$(222)	$1	$(224)
CD’s	(107)	(205)	26	(286)
Federal funds purchased	86	(169)	(42)	(125)
FHLB advances	69	(26)	(19)	24

Total	$45	$(622)	$(34)	$(611)

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

The Company’s on-going, systematic evaluation resulted in the Company recording a provision for loan losses of $1,290,000 and $546,000 for the second quarters of 2012 and 2011, respectively, and $1,830,000 and $1,187,000 for the first half of 2012 and 2011, respectively. The allowance for loan losses as a percentage of loans was 1.58% and 1.75% at June 30, 2012 and December 31, 2011, respectively. The Company’s evaluation includes evaluating the current values of collateral securing all nonaccrual loans. Even though nonaccrual loans grew to $54,968,213 and $57,592,715 at June 30, 2012 and December 31, 2011, respectively, specific reserves of only $581,054 and $2,106,729, respectively, have been allocated to these loans as collateral values appear sufficient to cover loan losses or the loan balances have been charged down to their realizable value. The Company believes that its allowance for loan losses is appropriate as of June 30, 2012.

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

Non-interest income

Non-interest income increased $446,320 for the second quarter of 2012 as compared with the second quarter of 2011. During the second quarter of 2012, gains from sales and calls of securities increased $852,768 in comparison with the second quarter of 2011 as sales were executed when proceeds would be maximized. Gains from the redemption of life insurance were $389,119 for the second quarter of 2011.

Non-interest income increased $543,103 for the first half of 2012 as compared with the first half of 2011. During the first half of 2012, gains from sales and calls of securities increased $957,001 in comparison with the first half of 2011 as sales were executed when proceeds would be maximized. Gains from the redemption of life insurance were $389,119 for the first half of 2011. The Company experienced a loss on its investment in a low income housing partnership and other equity investments of $36,843 in 2012 as compared with a gain of $10,124 in 2011.

Non-interest expense

Total non-interest expense decreased $174,048 for the second quarter of 2012 as compared with the second quarter of 2011. Salaries and employee benefits decreased $347,414; equipment rentals, depreciation and maintenance decreased $74,851; data processing expenses increased $216,346 and other expenses increased $50,431 for the second quarter of 2012 as compared with the second quarter of 2011.

Salaries decreased $159,273 in the second quarter of 2012 as compared with the second quarter of 2011 as the employee census continues to decrease from attrition and the impact of the 2011 voluntary early retirement package. Expenses relating to the retiree health plan decreased $110,085 as a result of amendments made to the plan which require plan participants to utilize drug benefits and health insurance coverage available under Medicare. Costs associated with the Company’s deferred compensation plans decreased $40,353 due to the 2011 voluntary early retirement package.

Equipment maintenance and servicing increased $25,543 in 2012 due to the timing of payment for these services. Depreciation costs have decreased by $103,500 in 2012, as computer and other equipment acquired after Hurricane Katrina in 2005 are now fully depreciated.

Data processing costs increased in 2012 as a result of the outsourcing of these activities during the second quarter of 2011.

Included in other expense are expenses relating to the ORE portfolio which increased $106,085 in 2012 a result of the write down of several of these properties to their fair value, less estimated cost to sell. The remaining net increase in other expense is primarily due to the timing of payments for various services.

Total non-interest expense decreased $377,660 for the first half of 2012 as compared with the first half of 2011. Salaries and employee benefits decreased $451,990; equipment rentals, depreciation and maintenance decreased $168,136; data processing expenses increased $443,729 and other expenses decreased $217,393 for the first half of 2012 as compared with the first half of 2011.

Salaries decreased $332,729 in the first half of 2012 as compared with the first half of 2011 as the employee census continues to decrease from attrition and the impact of the 2011 voluntary early retirement package. Expenses relating to the retiree health plan decreased $186,127 as a result of amendments made to the plan which require plan participants to utilize drug benefits and health insurance coverage available under Medicare. Costs associated with the Company’s deferred compensation plans increased $96,593 due to the 2011 voluntary early retirement package.

Equipment maintenance and servicing decreased $55,861 in 2012 due to the timing of payment for these services. Depreciation costs have decreased by $139,500 in 2012, as computer and other equipment acquired after Hurricane Katrina in 2005 are now fully depreciated.

Data processing costs increased in 2012 as a result of the outsourcing of these activities during the second quarter of 2011.

Included in other expense are expenses relating to the ORE portfolio which increased $46,024 in 2012 a result of the write down of several of these properties to their fair value, less estimated cost to sell. The remaining net increase in other expense is primarily due to the timing of payments for various services.

Income Tax Benefit

Income taxes have been impacted by non-taxable income and federal tax credits during the quarters and six months ended June 30, 2012 and 2011, as follows:

	Quarters Ended June 30,
	2012		2011
	Tax	Rate	Tax	Rate
Taxes at statutory rate	$171,616	34	$210,077	34
Increase (decrease) resulting from:
Tax-exempt interest income	(95,463)	(19)	(137,935)	(23)
Income from BOLI	(42,596)	(8)	(174,930)	(28)
Federal tax credits	(91,410)	(18)	(91,410)	(15)
Other	853	1	2,198	1

Total income taxes (benefit)	$(57,000)	(10)	$(192,000)	(31)

	Six Months Ended June 30,
	2012		2011
	Tax	Rate	Tax	Rate
Taxes at statutory rate	$312,633	34	$307,842	34
Increase (decrease) resulting from:
Tax-exempt interest income	(200,504)	(22)	(263,429)	(29)
Income from BOLI	(83,869)	(9)	(219,912)	(24)
Federal tax credits	(182,820)	(20)	(182,820)	(20)
Other	7,560	1	16,319	1

Total income taxes (benefit)	$(147,000)	(16)	$(342,000)	(38)

FINANCIAL CONDITION

Available for sale securities increased $48,095,109 at June 30, 2012, compared with December 31, 2011, as a large increase in funds in a non-deposit product during the first quarter were invested in these securities.

Held to maturity securities increased $3,555,036 at June 30, 2012, compared with December 31, 2011, as the Company opted to classify some of its investment purchases during the second quarter as held to maturity.

The investment in Federal Home Loan Bank (“FHLB”) stock increased $1,678,700 at June 30, 2012 as compared with December 31, 2011 so that the Company could increase its borrowing capacity from the FHLB during the period.

Loans decreased $4,816,279 at June 30, 2012 as compared with December 31, 2011 as the result of charge-offs of $3,293,002 and transfers to Other Real Estate of $1,891,673.

Other real estate (“ORE”) increased $1,369,573 at June 30, 2012 as compared with December 31, 2011. Loans totaling $1,891,673 were transferred into ORE while $368,800 was sold for a loss of $24,739 and write downs of ORE to fair value of $153,300 were recorded during the first six months of 2012.

Prepaid FDIC assessments decreased by $817,331 at June 30, 2012 as compared with December 31, 2011 as a result of the amortization of these costs.

Other assets increased $1,052,335 at June 30, 2012 as compared with December 31, 2011 primarily as income taxes receivable increased $715,000 due to overpayments during 2011.

Total deposits increased $13,129,421 at June 30, 2012, as compared with December 31, 2011. Typically, significant increases or decreases in total deposits and/or significant fluctuations among the different types of deposits from quarter to quarter are anticipated by Management as customers in the casino industry and county and municipal entities reallocate their resources periodically.

Federal funds purchased and securities sold under agreements to repurchase increased $4,386,735 at June 30, 2012 as compared with December 31, 2011 as several county and municipal entities increased their balances in a non-deposit account during the first half of 2012.

Borrowings from the FHLB increased $29,694,326 at June 30, 2012 as compared with December 31, 2011 based on the liquidity needs of the bank subsidiary.

Employee and director benefit plans liabilities increased $648,486 at June 30, 2012 as compared with December 31, 2011 due to the deferred compensation benefits earned by officers and directors during 2012.

Other liabilities decreased $679,207 at June 30, 2012 as compared with December 31, 2011 as a result of the payment of officer incentives and director fees which has been accrued at December 31, 2011.

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

As of June 30, 2012, the most recent notification from the Federal Deposit Insurance Corporation categorized the bank subsidiary as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the bank subsidiary must have a Total risk-based capital ratio of 10.00% or greater, a Tier 1 risk-based capital ratio of 6.00% or greater and a Leverage capital ratio of 5.00% or greater. There are no conditions or events since that notification that Management believes have changed the bank subsidiary’s category.

The actual capital amounts and ratios and required minimum capital amounts and ratios for the Company as of June 30, 2012 and December 31, 2011, are as follows (in thousands):

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
June 30, 2012:
Total Capital (to Risk Weighted Assets)	$111,924	20.60%	$43,466	8.00%
Tier 1 Capital (to Risk Weighted Assets)	105,181	19.36%	21,733	4.00%
Tier 1 Capital (to Average Assets)	105,181	12.00%	35,046	4.00%
December 31, 2011:
Total Capital (to Risk Weighted Assets)	$110,762	20.86%	$42,475	8.00%
Tier 1 Capital (to Risk Weighted Assets)	104,116	19.61%	21,238	4.00%
Tier 1 Capital (to Average Assets)	104,116	12.84%	32,436	4.00%

The actual capital amounts and ratios and required minimum capital amounts and ratios for the Bank as of June 30, 2012 and December 31, 2011, are as follows (in thousands):

	Acutal		For Capital Adequacy Purposes		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2012:
Total Capital (to Risk Weighted Assets)	$109,090	21.15%	$41,262	8.00%	$51,578	10.00%
Tier 1 Capital (to Risk Weighted Assets)	102,639	19.90%	20,631	4.00%	30,947	6.00%
Tier 1 Capital (to Average Assets)	102,639	12.03%	34,121	4.00%	42,652	5.00%
December 31, 2011:
Total Capital (to Risk Weighted Assets)	$108,149	20.40%	$42,413	8.00%	$53,014	10.00%
Tier 1 Capital (to Risk Weighted Assets)	101,503	19.15%	21,207	4.00%	31,809	6.00%
Tier 1 Capital (to Average Assets)	101,503	12.56%	32,332	4.00%	40,407	5.00%

In addition to monitoring its risk-based capital ratios, the Company also determines the primary capital ratio on a quarterly basis. This ratio was 14.05% at June 30, 2012, which is well above the regulatory minimum of 6.00%. Management continues to emphasize the importance of maintaining the appropriate capital levels of the Company and has established the goal of maintaining its primary capital ratio at 8.00%, which is the minimum requirement for classification as being “well-capitalized” by the banking regulatory authorities.

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

Item 4: Controls and Procedures

As of June 30, 2012, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the period ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1: Legal Proceedings

The Bank is involved in various legal matters and claims which are being defended and handled in the ordinary course of business. None of these matters is expected, in the opinion of Management, to have a material adverse effect upon the financial position or results of operations of the Company.

Item 5: Other Information

None.

Item 6—Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 31.1:	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

Exhibit 31.2:	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

Exhibit 32.1:	Certification of Chief Executive Officer Pursuant to 18 U.S.C. ss. 1350

Exhibit 32.2:	Certification of Chief Financial Officer Pursuant to 18 U.S.C. ss. 1350

Exhibit 101	The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Condition at June 30, 2012 and December 31, 2011, (ii)Consolidated Statements of Income for the quarters and six months ended June 30, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the quarters and six months ended June 30, 2012 and 2011, (iv) Statement of Changes in Shareholders’ Equity for the six months ended June 30, 2012, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 and (vi) Notes to the Unaudited Consolidated Financial Statements for the six months ended June 30, 2012 and 2011.

(b)	Reports on Form 8-K

A Form 8-K was filed on April 25, 2012, April 27, 2012, July 25, 2012 and July 27, 2012.

SIGNATURES

Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL CORPORATION (Registrant)

Date:	August 13, 2012

By:	/s/ Chevis C. Swetman
Chevis C. Swetman Chairman, President and Chief Executive Officer (principal executive officer)

Date:	August 13, 2012

By:	/s/ Lauri A. Wood
Lauri A. Wood Chief Financial Officer and Controller (principal financial and accounting officer)