Form 10-Q
period 2012-09-30
PEOPLES FINANCIAL CORP /MS/
filed 2012-11-13
CIK 770460

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date. Peoples Financial Corporation has only one class of common stock authorized. At October 31, 2012, there were 15,000,000 shares of $1 par value common stock authorized, with 5,136,918 shares issued and outstanding.

Part 1 – Financial Information

Item 1: Financial Statements

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition

	September 30, 2012 (Unaudited)	December 31, 2011 (Audited)
Assets
Cash and due from banks	$26,704,262	$36,928,657
Available for sale securities	289,495,573	278,918,481
Held to maturity securities, fair value of $7,078,544 at September 30, 2012; $1,492,374 at December 31, 2011	6,990,774	1,428,887
Other investments	3,629,820	3,930,300
Federal Home Loan Bank Stock, at cost	2,806,000	2,580,700
Loans	435,336,359	432,407,286
Less: Allowance for loan losses	7,087,821	8,135,622

Loans, net	428,248,538	424,271,664
Bank premises and equipment, net of accumulated depreciation	26,563,735	28,035,308
Other real estate	7,368,534	6,153,238
Accrued interest receivable	2,430,919	2,698,241
Cash surrender value of life insurance	16,639,718	16,196,368
Prepaid FDIC assessments	862,025	2,096,320
Other assets	1,694,387	913,926

Total assets	$813,434,285	$804,152,090

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition (continued)

	September 30, 2012 (Unaudited)	December 31, 2011 (Audited)
Liabilities & Shareholders’ Equity
Liabilities:
Deposits:
Demand, non-interest bearing	$117,399,669	$97,581,073
Savings and demand, interest bearing	231,942,190	205,318,859
Time, $100,000 or more	101,856,702	115,014,220
Other time deposits	46,817,681	50,524,930

Total deposits	498,016,242	468,439,082
Federal funds purchased and securities sold under agreements to repurchase	138,075,746	157,600,967
Borrowings from Federal Home Loan Bank	50,467,310	53,323,568
Employee and director benefit plans liabilities	12,210,528	11,310,607
Other liabilities	3,495,793	4,025,565

Total liabilities	702,265,619	694,699,789

Shareholders’ Equity:
Common stock, $1 par value, 15,000,000 shares authorized, 5,136,918 shares issued and outstanding at September 30, 2012 and December 31, 2011	5,136,918	5,136,918
Surplus	65,780,254	65,780,254
Undivided profits	34,653,238	33,350,861
Accumulated other comprehensive income, net of tax	5,598,256	5,184,268

Total shareholders’ equity	111,168,666	109,452,301

Total liabilities & shareholders’ equity	$813,434,285	$804,152,090

See accompanying notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest income:
Interest and fees on loans	$4,637,139	$4,456,517	$13,789,155	$13,744,465
Interest and dividends on securities:
U.S. Treasuries	112,485	54,069	281,710	181,198
U.S. Government agencies	860,464	1,254,858	3,100,819	4,405,916
Mortgage-backed securities	81,828	37,773	232,824	68,730
States and political subdivisions	375,892	339,376	1,115,727	1,068,833
Other investments	10,189	12,351	14,939	20,990
Interest on federal funds sold	3,085	1,686	12,151	6,425

Total interest income	6,081,082	6,156,630	18,547,325	19,496,557

Interest expense:
Deposits	318,252	510,585	1,162,198	1,864,702
Borrowings from Federal Home Loan Bank	59,578	39,967	178,699	135,434
Federal funds purchased and securities sold under agreements to repurchase	80,935	173,859	298,007	515,427

Total interest expense	458,765	724,411	1,638,904	2,515,563

Net interest income	5,622,317	5,432,219	16,908,421	16,980,994
Provision for allowance for loan losses	541,000	544,000	2,371,000	1,731,000

Net interest income after provision for allowance for loan losses	$5,081,317	$4,888,219	$14,537,421	$15,249,994

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Income (continued) (unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011		2012	2011
Non-interest income:
Trust department income and fees	$439,550		$361,346	$1,111,442	$1,031,269
Service charges on deposit accounts	1,471,593		1,493,674	4,355,828	4,367,848
Gain on sales and calls of securities	336,372		786,353	1,300,547	793,527
Income (loss) on other investments	(47,637)			(84,480)	10,124
Loss on impairment of other investments	(180,000)			(180,000)
Increase in cash surrender value of life insurance	119,242		123,798	365,916	381,478
Gain on death benefits from life insurance			80,621		469,740
Other income	164,375		114,438	450,577	380,476

Total non-interest income	2,303,495		2,960,230	7,319,830	7,434,462

Non-interest expense:
Salaries and employee benefits	2,963,848		3,393,984	9,283,245	10,165,371
Net occupancy	610,366		573,274	1,884,654	1,842,444
Equipment rentals, depreciation and maintenance	731,009		739,997	2,385,085	2,562,209
FDIC assessments	449,479		430,204	1,333,962	1,273,116
Data processing	327,790		251,545	1,064,379	544,405
ATM Expense	519,009		517,992	1,492,832	1,522,374
Other expense	983,751		1,511,777	2,694,025	3,439,444

Total non-interest expense	6,585,252		7,418,773	20,138,182	21,349,363

Income before income tax expense (benefit)	799,560		429,676	1,719,069	1,335,093
Income tax expense (benefit)	50,000		(148,000)	(97,000)	(490,000)

Net income	$749,560		$577,676	$1,816,069	$1,825,093

Basic and diluted earnings per share	$.14		$.12	$.35	$.36

Dividends declared per share	$.10	$		$.10	$.09

See accompanying notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net Income	$749,560	$577,676	$1,816,069	$1,825,093

Other comprehensive income (loss), net of tax:

Net unrealized gain on available for sale securities, net of taxes of $219,846 and $672,014 for the three months ended September 30, 2012 and 2011, respectively, and $655,453 and $2,888,617 for the nine months ended September 30, 2012 and 2011, respectively	426,759	1,304,498	1,272,349	5,607,316

Reclassification adjustments on available for sale securities called or sold in current year, net of taxes of $114,367 and $267,360 for the three months ended September 30, 2012 and 2011, respectively, and $442,186 and $269,799 for the nine months ended September 30, 2012 and 2011, respectively	(222,005)	(518,993)	(858,361)	(523,728)

Total other comprehensive income	204,754	785,505	413,988	5,083,588

Total comprehensive income	$954,314	$1,363,181	$2,230,057	$6,908,681

See accompanying notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

	Number of Common Shares	Common Stock	Surplus	Undivided Profits	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2012	5,136,918	$5,136,918	$65,780,254	$33,350,861	$5,184,268	$109,452,301
Net income				1,816,069		1,816,069
Other comprehensive income, net of tax					413,988	413,988
Cash dividends ($ .10 per share)				(513,692)		(513,692)

Balance, September 30, 2012	5,136,918	$5,136,918	$65,780,254	$34,653,238	$5,598,256	$111,168,666

Note: Balances as of January 1, 2012 were audited.

See accompanying notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$1,816,069	$1,825,093
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	1,559,500	1,670,000
Provision for allowance for loan losses	2,371,000	1,731,000
Writedown of other real estate	153,300	666,006
Loss on sales of other real estate	27,123	57,891
(Income) loss on other investments	84,480	(10,124)
Loss on impairment of other investments	180,000
Gain on sales and calls of securities	(1,300,547)	(793,527)
Accretion of held to maturity securities	(926)	(2,160)
Change in accrued interest receivable	267,322	589,507
Gain on death benefits from life insurance		(469,740)
Increase in cash surrender value of life insurance	(365,916)	(381,478)
Change in other assets	654,815	3,512,853
Change in other liabilities	(22,237)	107,537

Net cash provided by operating activities	$5,423,983	$8,502,858

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued) (unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from investing activities:
Proceeds from maturities, sales and calls of available for sale securities	$298,642,897	$257,158,575
Purchases of available for sale securities	(307,299,154)	(265,848,144)
Purchases of held to maturity securities	(5,560,961)
Redemption of other investments	36,000	93,040
(Purchases) redemption of Federal Home Loan Bank stock	(225,300)	566,600
Proceeds from sales of other real estate	1,150,061	1,201,025
Loans, net change	(8,893,654)	(16,758,709)
Acquisition of premises and equipment	(87,927)	(445,787)
Proceeds from death benefits from life insurance		804,882
Investment in cash surrender value of life insurance	(77,435)	(68,966)
Investment in other assets	(14,894)

Net cash used in investing activities	(22,330,367)	(23,297,484)

Cash flows from financing activities:
Demand and savings deposits, net change	46,441,927	27,973,134
Time deposits, net change	(16,864,767)	(24,258,558)
Cash dividends	(513,692)	(924,646)
Retirement of common stock		(192,560)
Borrowings from Federal Home Loan Bank	1,557,866,339	460,700,115
Repayments to Federal Home Loan Bank	(1,560,722,597)	(473,555,559)
Federal funds purchased and securities sold under agreements to repurchase, net change	(19,525,221)	32,838,648

Net cash provided by financing activities	6,681,989	22,580,574

Net increase (decrease) in cash and cash equivalents	(10,224,395)	7,785,948
Cash and cash equivalents, beginning of period	36,928,657	24,146,939

Cash and cash equivalents, end of period	$26,704,262	$31,932,887

See accompanying notes to consolidated financial statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2012 and 2011

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

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the financial position of the Company and its subsidiaries as of September 30, 2012 and the results of their operations and their cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2011 Annual Report and Form 10-K.

The results of operations for the quarter ended September 30, 2012, are not necessarily indicative of the results to be expected for the full year.

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

2. Earnings Per Share:

Per share data is based on the weighted average shares of common stock outstanding of 5,136,918 for the nine months ended September 30, 2012 and 2011.

3. Statements of Cash Flows:

The Company has defined cash and cash equivalents as cash and due from banks. The Company paid $1,648,779 and $2,551,707 for the nine months ended September 30, 2012 and 2011, respectively, for interest on deposits and borrowings. Income tax payments of $615,000 and $235,000 were made during the nine months ended September 30, 2012 and 2011. Loans transferred to other real estate amounted to $2,545,780 and $3,143,510 during the nine months ended September 30, 2012 and 2011, respectively. Dividends payable of $513,692 and $462,323 as of December 31, 2011 and 2010, were paid during the nine months ended September 30, 2012 and 2011, respectively.

4. Investments:

The amortized cost and fair value of securities at September 30, 2012 and December 31, 2011, are as follows:

September 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Debt securities:
U.S. Treasuries	$73,756,742	$490,349	$(35,991)	$74,211,100
U.S. Government agencies	154,922,636	1,956,457	(23,650)	156,855,443
Mortgage-backed securities	18,274,043	583,441		18,857,484
States and political subdivisions	36,625,315	2,296,248		38,921,563

Total debt securities	283,578,736	5,326,495	(59,641)	288,845,590
Equity securities	649,983			649,983

Total available for sale securities	$284,228,719	$5,326,495	$(59,641)	$289,495,573

Held to maturity securities:
States and political subdivisions	$6,990,774	$103,954	$(16,184)	$7,078,544

Total held to maturity securities	$6,990,774	$103,954	$(16,184)	$7,078,544

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
Available for sale securities:
Debt securities:
U.S. Treasuries	$53,994,598	$33,297		$(18,284)	$54,009,611
U.S. Government agencies	176,985,676	2,220,753		(26,144)	179,180,285
Mortgage-backed securities	4,727,055	274,100			5,001,155
States and political subdivisions	37,914,334	2,163,113			40,077,447

Total debt securities	273,621,663	4,691,263		(44,428)	278,268,498
Equity securities	649,983				649,983

Total available for sale securities	$274,271,646	$4,691,263		$(44,428)	$278,918,481

Held to maturity securities:
States and political subdivisions	$1,428,887	$63,487	$		$1,492,374

Total held to maturity securities	$1,428,887	$63,487	$		$1,492,374

The amortized cost and fair value of debt securities at September 30, 2012, by contractual maturity, are shown on the next page. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale securities:
Due in one year or less	$30,903,330	$30,911,991
Due after one year through five years	70,717,979	71,728,223
Due after five years through ten years	104,387,928	107,172,901
Due after ten years	59,295,456	60,174,991
Mortgage-backed securities	18,274,043	18,857,484

Totals	$283,578,736	$288,845,590

Held to maturity securities:
Due in one year or less	$169,913	$171,098
Due after one year through five years	1,545,424	1,590,728
Due after five years through ten years	1,206,284	1,226,805
Due after ten years	4,069,153	4,089,913

Totals	$6,990,774	$7,078,544

Available for Sale and Held to Maturity Securities with gross unrealized losses at September 30, 2012 and December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	Less Than Twelve Months		Over Twelve Months		Total
September 30, 2012:	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasuries	$4,939,050	$35,991	$	$	$4,939,050	$35,991
U.S. Government agencies	14,976,350	23,650			14,976,350	23,650
States and political subdivisions	1,849,270	16,184			1,849,270	16,184

TOTAL	$21,764,670	$75,825	$	$	$21,764,670	$75,825

December 31, 2011:
U.S. Treasuries	$16,975,720	$18,284	$	$	$16,975,720	$18,284
U.S. Government agencies	15,075,582	26,144			15,075,582	26,144

TOTAL	$32,051,302	$44,428	$	$	$32,051,302	$44,428

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

Proceeds from sales of available for sale debt securities were $63,339,638 and $49,589,184 for the nine months ended September 30, 2012 and 2011, respectively. Available for sale debt securities were sold and called for realized gains of $1,300,547 and $793,527 for the nine months ended September 30, 2012 and 2011, respectively.

5. Loans:

The composition of the loan portfolio at September 30, 2012 and December 31, 2011, is as follows:

	September 30, 2012	December 31, 2011
Gaming	$61,526,795	$57,219,236
Residential and land development	27,564,595	29,026,076
Real estate, construction	54,468,649	61,041,510
Real estate, mortgage	247,810,747	238,411,440
Commercial and industrial	34,243,696	33,950,494
Other	9,721,877	12,758,530

Total	$435,336,359	$432,407,286

The age analysis of the loan portfolio, segregated by class of loans, as of September 30, 2012 and December 31, 2011, is as follows:

											Loans Past
											Due Greater
	Number of Days Past Due										Than 90
	30 - 59		60 - 89		Greater Than 90		Total Past Due		Current	Total Loans	Days & Still Accruing
September 30, 2012:
Gaming	$		$		$		$		$61,526,795	$61,526,795	$
Residential and land development						1,597,039		1,597,039	25,967,556	27,564,595
Real estate, construction		889,032		2,430,321		4,608,815		7,928,168	46,540,481	54,468,649	42,690
Real estate, mortgage		8,238,425		1,131,587		6,680,030		16,050,042	231,760,705	247,810,747	124,208
Commercial and industrial		1,407,304		148,306				1,555,610	32,688,086	34,243,696
Other		111,819		26,571				138,390	9,583,487	9,721,877

Total		$10,646,580		$3,736,785		$12,885,884		$27,269,249	$408,067,110	$435,336,359	$166,898

December 31, 2011:
Gaming	$		$		$		$		$57,219,236	$57,219,236	$
Residential and land development						24,161,722		24,161,722	4,864,354	29,026,076
Real estate, construction		2,084,061		1,394,738		6,364,135		9,842,934	51,198,576	61,041,510	368,524
Real estate, mortgage		13,569,639		2,340,776		12,963,395		28,873,810	209,537,630	238,411,440	1,314,317
Commercial and industrial		1,536,073		166,070		387,963		2,090,106	31,860,388	33,950,494	142,125
Other		183,900		22,665		130,576		337,141	12,421,389	12,758,530

Total		$17,373,673		$3,924,249		$44,007,791		$65,305,713	$367,101,573	$432,407,286	$1,824,966

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

An analysis of the loan portfolio by loan grade, segregated by class of loans, as of September 30, 2012 and December 31, 2011, is as follows:

	Loans With A Grade Of:
	A or B	C		D		E	Total
September 30, 2012:
Gaming	$25,400,422		$11,310,459		$10,101,187	$14,714,727	$61,526,795
Residential and land development	4,699,193		1,543,824			21,321,578	27,564,595
Real estate, construction	45,704,010		50,901		2,884,154	5,829,584	54,468,649
Real estate, mortgage	216,805,053		2,079,330		14,941,898	13,984,466	247,810,747
Commercial and industrial	23,652,013		658,085		9,846,869	86,729	34,243,696
Other	9,418,159		224,747		78,971		9,721,877

Total	$325,678,850		$15,867,346		$37,853,079	$55,937,084	$435,336,359

December 31, 2011:
Gaming	$41,816,764	$		$		$15,402,472	$57,219,236
Residential and land development	4,865,153				50,545	24,110,378	29,026,076
Real estate, construction	50,797,910		357,114		3,695,437	6,191,049	61,041,510
Real estate, mortgage	197,509,767		2,862,368		25,869,734	12,169,571	238,411,440
Commercial and industrial	23,972,076		6,551,489		3,077,347	349,582	33,950,494
Other	12,266,764		40,454		384,146	67,166	12,758,530

Total	$331,228,434		$9,811,425		$33,077,209	$58,290,218	$432,407,286

Total loans on nonaccrual as of September 30, 2012 and December 31, 2011, are as follows:

	September 30, 2012	December 31, 2011
Gaming	$14,714,727	$15,402,472
Residential and land development	21,321,578	24,110,378
Real estate, construction	5,334,588	6,041,822
Real estate, mortgage	12,460,378	11,661,628
Commercial and industrial	86,729	245,839
Other		130,576

Total	$53,918,000	$57,592,715

The Company has modified certain loans by granting interest rate concessions to these customers. These loans are in compliance with their modified terms, are currently accruing and the Company has classified them as troubled debt restructurings. Troubled debt restructurings as of September 30, 2012 and December 31, 2011 were as follows:

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Related Allowance
September 30, 2012:
Real estate, construction	1	$182,164	$182,164	$87,000
Real estate, mortgage	3	9,072,049	9,072,049	951,000
Commercial and industrial	1	705,262	705,262

Total	5	$9,959,475	$9,959,475	$1,038,000

December 31, 2011:
Real estate, construction	3	$1,075,176	$1,075,176	$112,000
Real estate, mortgage	5	9,915,672	9,915,672	809,000
Commercial and industrial	1	706,336	706,336

Total	9	$11,697,184	$11,697,184	$921,000

During the nine months ended September 30, 2012, four loans which had been classified as troubled debt restructurings at December 31, 2011 became in default of their modified terms and were placed on nonaccrual. These loans included two loans that were included in the real estate – construction segment with a total balance of $891,986 and two loans that were included in the real estate – mortgage segment with a total balance of $1,018,076 as of December 31, 2011.

Impaired loans, which include loans classified as nonaccrual and troubled debt restructurings, segregated by class of loans, as of September 30, 2012 and December 31, 2011, are as follows:

	Unpaid Principal Balance	Recorded Investment	Related Allowance		Average Recorded Investment
September 30, 2012:
With no related allowance recorded:
Gaming	$14,714,727	$14,714,727	$		$14,961,193
Residential and land development	22,424,909	21,321,578			21,888,818
Real estate, construction	4,695,700	4,632,144			4,166,807
Real estate, mortgage	11,038,312	11,002,083			10,486,090
Commercial and industrial	791,991	791,991			793,228

Total	$53,665,639	$52,462,523	$		$52,296,136

With a related allowance recorded:
Real estate, construction	$884,608	$884,608		$247,000	$904,909
Real estate, mortgage	11,129,858	10,530,344		1,276,300	10,627,717

Total	$12,014,466	$11,414,952		$1,523,300	$11,532,626

Total by class of loans:
Gaming	$14,714,727	$14,714,727	$		$14,961,193
Residential and land development	22,424,909	21,321,578			21,888,818
Real estate, construction	5,580,308	5,516,752		247,000	5,071,716
Real estate, mortgage	22,168,170	21,532,427		1,276,300	21,113,807
Commercial and industrial	791,991	791,991			793,228

Total	$65,680,105	$63,877,475		$1,523,300	$63,828,762

	Unpaid Principal Balance		Recorded Investment		Related Allowance		Average Recorded Investment
December 31, 2011:
With no related allowance recorded:
Gaming		$15,402,472		$15,402,472	$			$12,488,307
Residential and land development		24,940,695		21,745,946				7,382,320
Real estate, construction		4,743,490		4,711,470				297,328
Real estate, mortgage		9,965,290		9,956,982				1,110,547
Commercial and industrial		864,485		864,485				412,683
Other		5,308		5,308

Total		$55,921,740		$52,686,663	$			$21,691,185

With a related allowance recorded:
Gaming	$		$		$		$
Residential and land development		2,364,432		2,364,432		900,000
Real estate, construction		2,405,528		2,405,528		720,000		184,519
Real estate, mortgage		12,550,318		11,620,318		1,314,011		5,971,190
Commercial and industrial		87,690		87,690		76,818
Other		125,268		125,268		16,900		30,733

Total		$17,533,236		$16,603,236		$3,027,729		$6,186,442

Total by class of loans:
Gaming		$15,402,472		$15,402,472	$			$12,488,307
Residential and land development		27,305,127		24,110,378		900,000		7,382,320
Real estate, construction		7,149,018		7,116,998		720,000		481,847
Real estate, mortgage		22,515,608		21,577,300		1,314,011		7,081,737
Commercial and industrial		952,175		952,175		76,818		412,683
Other		130,576		130,576		16,900		30,733

Total		$73,454,976		$69,289,899		$3,027,729		$27,877,627

Interest income of $260,935 and $211,188 was recognized on impaired loans for the nine months ended September 30, 2012 and the year ended December 31, 2011.

6. Allowance for Loan Losses:

Transactions in the allowance for loan losses for the quarters and nine months ended September 30, 2012 and 2011, and the balances of loans, individually and collectively evaluated for impairment as of September 30, 2012 and 2011, are as follows (in thousands):

	Gaming		Residential and Land Development		Real Estate, Construction	Real Estate, Mortgage	Commercial and Industrial	Other	Total
For the Nine Months Ended September 30, 2012:
Allowance for Loan Losses:
Beginning Balance		$457		$1,081	$937	$4,800	$557	$304	$8,136
Charge-offs		(275)		(1,103)	(474)	(1,243)	(203)	(224)	(3,522)
Recoveries							27	76	103
Provision		313		223	31	1,543	117	144	2,371

Ending Balance		$495		$201	$494	$5,100	$498	$300	$7,088

For the Quarter Ended September 30, 2012:
Allowance for Loan Losses:
Beginning Balance		$474		$203	$449	$4,876	$457	$284	$6,743
Charge-offs						(141)	(43)	(45)	(229)
Recoveries							13	20	33
Provision		21		(2)	45	365	71	41	541

Ending Balance		$495		$201	$494	$5,100	$498	$300	$7,088

Allowance for loan losses, September 30, 2012:
Ending balance: individually evaluated for impairment	$		$		$431	$1,798	$268	$38	$2,535

Ending balance: collectively evaluated for impairment		$495		$201	$63	$3,302	$230	$262	$4,553

Total Loans, September 30, 2012:
Ending balance: individually evaluated for impairment		$24,816		$21,322	$8,714	$36,072	$2,787	$79	$93,790

Ending balance: collectively evaluated for impairment		$36,711		$6,242	$45,755	$211,739	$31,456	$9,643	$341,546

	Gaming		Residential and Land Development		Real Estate, Construction	Real Estate, Mortgage	Commercial and Industrial	Other	Total
For the Nine Months Ended September 30, 2011:
Allowance for Loan Losses:
Beginning Balance		$466		$1,069	$1,020	$3,413	$480	$202	$6,650
Charge-offs					(275)	(1,098)	(46)	(144)	(1,563)
Recoveries		35			32	46	17	76	206
Provision		(118)		(514)	280	1,705	234	144	1,731

Ending Balance		$383		$555	$1,057	$4,066	$685	$278	$7,024

For the Quarter Ended September 30, 2011:
Allowance for Loan Losses:
Beginning Balance		$252		$530	$1,034	$4,141	$491	$266	$6,714
Charge-offs					(64)	(142)		(41)	(247)
Recoveries								13	13
Provision		131		25	87	67	194	40	544

Ending Balance		$383		$555	$1,057	$4,066	$685	$278	$7,024

Allowance for loan losses, September 30, 2011:
Ending balance: individually evaluated for impairment	$		$		$249	$1,876	$402	$60	$2,587

Ending balance: collectively evaluated for impairment		$383		$555	$808	$2,190	$283	$218	$4,437

Total Loans, September 30, 2011:
Ending balance: individually evaluated for impairment		$15,589		$23,712	$24,248	$38,295	$8,185	$3,626	$113,655

Ending balance: collectively evaluated for impairment		$22,003		$5,354	$40,102	$202,981	$28,751	$9,311	$308,502

7. Deposits:

At September 30, 2012, time deposits of $100,000 or more include brokered deposits of $28,612,000. Of the total brokered deposits, $23,612,000 matures in 2013 and the remaining balance matures in 2017.

8. Shareholders’ Equity:

On July 25, 2012, the Board of Directors of the Company declared a semi-annual dividend of $ .10 per share. The dividend has a record date of August 10, 2012 and a distribution date of August 17, 2012.

9. Accumulated Other Comprehensive Income:

At September 30, 2012, accumulated other comprehensive income included the unrealized gain on available for sale securities of $3,490,233, net of tax of $1,797,999, and the gain from the unfunded post-retirement benefit obligation of $2,108,023, net of tax of $1,085,528.

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

Level 1 - Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2 - Valuation is based upon quoted market prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market.

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

The balances of available for sale securities, which are the only assets measured at fair value on a recurring basis, by level within the fair value hierarchy and by investment type, as of September 30, 2012 and December 31, 2011 are as follows:

		Fair Value Measurement Using
	Total	Level 1	Level 2	Level 3
September 30, 2012:
U.S. Treasuries	$74,211,100	$	$74,211,100	$
U.S. Government agencies	156,855,443		156,855,443
Mortgage-backed securities	18,857,484		18,857,484
States and political subdivisions	38,921,563		38,921,563
Equity securities	649,983		649,983

Total	$289,495,573	$	$289,495,573	$

December 31, 2011:
U.S. Treasuries	$54,009,611	$	$54,009,611	$
U.S. Government agencies	179,180,285		179,180,285
Mortgage-backed securities	5,001,155		5,001,155
States and political subdivisions	40,077,447		40,077,447
Equity securities	649,983		649,983

Total	$278,918,481	$	$278,918,481	$

Impaired loans, which are measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of September 30, 2012 and December 31, 2011 are as follows:

		Fair Value Measurement Using
	Total	Level 1	Level 2	Level 3
September 30, 2012	$62,354,174	$	$	$62,354,174
December 31, 2011	66,262,170			66,262,170

The following table presents a summary of changes in the fair value of impaired loans which are measured using level 3 inputs:

	For the Nine Months Ended September 30, 2012	For the Year Ended December 31, 2011
Balance, beginning of period	$66,262,170	$14,294,758
Additions to impaired loans and troubled debt restructurings	3,104,851	61,165,501
Principal payments, charge-offs and transfers to other real estate	(8,517,276)	(7,115,192)
Change in allowance for loan losses on impaired loans	1,504,429	(2,082,897)

Balance, end of period	$62,354,174	$66,262,170

Other real estate, which is measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of September 30, 2012 and December 31, 2011 are as follows:

		Fair Value Measurement Using
	Total	Level 1	Level 2	Level 3
September 30, 2012	$7,368,534	$	$	$7,368,534
December 31, 2011	6,153,238			6,153,238

The following table presents a summary of changes in the fair value of other real estate which is measured using level 3 inputs:

	For the Nine Months Ended September 30, 2012	For the Year Ended December 31, 2011
Balance, beginning of period	$6,153,238	$5,744,150
Loans transferred to ORE	2,545,780	3,221,510
Sales	(1,177,184)	(2,101,416)
Writedowns	(153,300)	(711,006)

Balance, end of period	$7,368,534	$6,153,238

The carrying value and estimated fair value of assets and liabilities, by level within the fair value hierarchy, at September 30, 2012 and December 31, 2011, are as follows:

	Carrying	Fair Value Measurement Using
	Amount	Level 1	Level 2		Level 3		Total
September 30, 2012:
Assets:
Cash and due from banks	$26,704,262	$26,704,262	$		$		$26,704,262
Available for sale securities	289,495,573			289,495,573			289,495,573
Held to maturity securities	6,990,774			7,078,544			7,078,544
Other investments	3,629,820	3,629,820					3,629,820
Federal Home Loan Bank stock	2,806,000			2,806,000			2,806,000
Loans, net	428,248,538					431,624,965	431,624,965
Other real estate	7,368,534					7,368,534	7,368,534
Cash surrender value of life insurance	16,639,718					16,639,718	16,639,718
Liabilities:
Deposits:
Non-interest bearing	117,399,669	117,399,669					117,399,669
Interest bearing	380,616,573			383,093,058			383,093,058
Federal funds purchased and securities sold under agreements to repurchase	138,075,746	138,075,746					138,075,746
Borrowings from Federal Home Loan Bank	50,467,310			53,138,097			53,138,097

December 31, 2011:
Assets:
Cash and due from banks	$36,928,657	$36,928,657	$		$		$36,928,657
Available for sale securities	278,918,481			278,918,481			278,918,481
Held to maturity securities	1,428,887			1,492,374			1,492,374
Other investments	3,930,300	3,930,300					3,930,300
Federal Home Loan Bank stock	2,580,700			2,580,700			2,580,700
Loans, net	424,271,664					427,880,554	427,880,554
Other real estate	6,153,238					6,153,238	6,153,238
Cash surrender value of life insurance	16,196,368					16,196,368	16,196,368
Liabilities:
Deposits:
Non-interest bearing	97,581,073	97,581,073					97,581,073
Interest bearing	370,858,009			372,018,592			372,018,592
Federal funds purchased and securities sold under agreements to repurchase	157,600,967	157,600,967					157,600,967
Borrowings from Federal Home Loan Bank	53,323,568			55,013,522			55,013,522

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

New Accounting Pronouncements

There were no new accounting standards updates issued during the nine months ended September 30, 2012. The Company did implement the disclosure requirements relating to the presentation of comprehensive income as set forth in Accounting Standards Update 2011 - 5.

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

OVERVIEW

The Company is a community bank serving the financial and trust needs of its customers in its trade area of south Mississippi, southeast Louisiana and southwest Alabama. Although Hurricane Isaac struck the trade area in August of 2012, there was minimal impact to the Company and its customers. Maintaining a strong core deposit base and providing commercial and real estate lending in our trade area are the traditional focuses of the Company. Growth has largely been achieved through de novo branching activity, and it is expected that these strategies will continue to be emphasized in the future.

Net income for the third quarter of 2012 was $749,560 compared with $577,676 for the third quarter of 2011. While non-interest income decreased $656,735 in 2012 as compared with 2011, net interest income increased $190,098 and non-interest expense decreased $833,521 and income taxes increased $198,000 as taxable income increased. Interest expense decreased as the Company was able to reduce its cost of funds. Results for 2011 included increased gains on sales and calls of securities and the gain on death benefits from life insurance as compared with 2012. During 2012, the Company had losses on its other investments. Non-interest expense decreased in 2012 as a result of the impact of the voluntary early retirement program and decreased costs associated with foreclosed property.

Net income for the first nine months of 2012 was $1,816,069 compared with $1,825,093 for the first nine months of 2011. While non-interest income decreased $114,632 in 2012 as compared with 2011, the provision for loan losses increased $640,000 and non-interest expense decreased $1,211,181 and income tax benefit decreased $393,000 as taxable income increased. Results for 2012 included increased gains on sales and calls of securities and a loss on the Company’s other investments. During 2011, the Company had a gain on death benefits from life insurance. Non-interest expense decreased in 2012 as salaries and employee benefits decreased as a result of the impact of the voluntary early retirement program and other expense decreased as costs associated with foreclosed property declined. These decreases in non-interest expense were partially offset by an increase in data processing costs as the Company outsourced its computer operations in June of 2011.

Monitoring asset quality, estimating potential losses in our loan portfolio and addressing non-performing loans continue to be emphasized during these difficult economic times. Borrowers’ ability to repay has been significantly impacted by these conditions, which has resulted in nonaccrual loans totaling $53,918,000 and $57,592,715 at September 30, 2012 and December 31, 2011, respectively. Most of these loans are collateral-dependent, and the Company has rigorously evaluated the value of its collateral to determine potential losses. During the second quarter of 2012, the Company increased the specific reserve on one credit relationship by $800,000 as well as reporting a number of other smaller adjustments in specific reserves to other loans. As a result, the provision for loan losses increased to $2,371,000 for the first nine months of 2012 from $1,731,000 for the first nine months of 2011. The provision for loan losses was $541,000 and $544,000 for the quarters ended September 30, 2012 and 2011, respectively.

Total assets at September 30, 2012 increased $9,282,195 as compared with December 31, 2011.

Available for sale securities increased $10,577,092 at September 30, 2012 as compared with December 31, 2011. Securities were purchased as public fund balances increased significantly during the first quarter of 2012. Balances in our non-deposit sweep accounts, reported as federal funds purchased and securities sold under agreements to repurchase, decreased $19,525,221 at September 30, 2012 as compared with December 31, 2011, as these customers reallocate their balances to deposit accounts or due to normal seasonal activity.

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

Quarter Ended September 30, 2012 as Compared with Quarter Ended September 30, 2011

The Company’s average interest earning assets increased approximately $18,756,000, or 3%, from approximately $721,117,000 for the third quarter of 2011 to approximately $739,873,000 for the third quarter of 2012. The Company’s average balance sheet increased as new loans have outpaced principal payments, maturities, charge-offs and foreclosures relating to existing loans and proceeds from maturing taxable available for sale securities were used to paydown borrowings.

The average yield on earning assets decreased by 12 basis points, from 3.51% for the third quarter of 2011 to 3.39% for the third quarter of 2012, with the biggest impact to the yield on taxable available for sale securities. The Company’s investment and liquidity strategy has been to invest most of the proceeds from sales, calls and maturities of securities in similar securities. As a result, the yield on taxable available for sale securities decreased from 1.95% for the third quarter of 2011 to 1.65% for the third quarter of 2012. The Company has more recently purchased securities with maturities of up to fifteen years, with call provisions, to improve its yield on these assets. Future security purchases may be of shorter duration in anticipation of rising rates in 2014. The yield on loans has decreased due to the increase in loans on nonaccrual during the last quarter of 2011 and the first nine months of 2012.

Average interest bearing liabilities increased approximately $5,170,000, or 1%, from approximately $586,589,000 for the third quarter of 2011 to approximately $591,759,000 for the third quarter of 2012. The increase was primarily related to borrowings from the Federal Home Loan Bank, which increased due to the liquidity needs of the bank subsidiary.

The average rate paid on interest bearing liabilities decreased 18 basis points, from .49% for the third quarter of 2011 to .31% for the third quarter of 2012. Rates paid on deposit accounts and non-deposit accounts, which are reported as federal funds purchased and securities sold under agreements to repurchase, have decreased in 2012. The current unprecedented low rate environment which exists on a national and local level has caused customers to tolerate lower interest rates in return for less risk. The Company believes that it is unlikely that its cost of funds can be materially reduced further; however, any opportunity to do so will be considered.

The Company’s net interest margin on a tax-equivalent basis, which is net income as a percentage of average earning assets, was 3.14% for the quarter ended September 30, 2012, up 3 basis points from 3.11% for the quarter ended September 30, 2011.

Nine Months Ended September 30, 2012 as Compared with Nine Months Ended September 30, 2011

The Company’s average interest earning assets increased approximately $36,139,000, or 5%, from approximately $722,325,000 for the first nine months of 2011 to approximately $758,464,000 for the first nine months of 2012. The Company’s average loan balance increased as new loans have outpaced principal payments, maturities, charge-offs and foreclosures relating to existing loans.

The average yield on earning assets decreased by 34 basis points, from 3.70% for the first nine months of 2011 to 3.36% for the first nine months of 2012, with the biggest impact to the yield on taxable available for sale securities. The Company’s investment and liquidity strategy has been to invest most of the proceeds from sales, calls and maturities of securities in similar securities. As a result, the yield on taxable available for sale securities decreased from 2.27% for the first nine months of 2011 to 1.75% for the first nine months of 2012. The Company has more recently purchased securities with maturities of up to fifteen years, with call provisions, to improve its yield on these assets. Future security purchases may be of shorter duration in anticipation of rising rates in 2014. The yield on loans has decreased due to the increase in loans on nonaccrual during the last quarter of 2011 and the first nine months of 2012.

Average interest bearing liabilities increased approximately $27,712,000, or 5%, from approximately $588,437,000 for the first nine months of 2011 to approximately $616,149,000 for the first nine months of 2012. The increase was primarily related to borrowings from the Federal Home Loan Bank, which increased due to the liquidity needs of the bank subsidiary.

The average rate paid on interest bearing liabilities decreased 22 basis points, from .57% for the first nine months of 2011 to .35% for the first nine months of 2012. Rates paid on deposit accounts and non-deposit accounts, which are reported as federal funds purchased and securities sold under agreements to repurchase, have decreased in 2012. The current unprecedented low rate environment which exists on a national and local level has caused customers to tolerate lower interest rates in return for less risk. The Company believes that it is unlikely that its cost of funds can be materially reduced further; however, any opportunity to do so will be considered.

The Company’s net interest margin on a tax-equivalent basis, which is net income as a percentage of average earning assets, was 3.07% for the nine months ended September 30, 2012, down 17 basis points from 3.24% for the nine months ended September 30, 2011.

The tables on the following pages analyze the changes in tax-equivalent net interest income for the quarters ended September 30, 2012 and 2011 and the nine months ended September 30, 2012 and 2011.

Analysis of Average Balances, Interest Earned/Paid and Yield

(In Thousands)

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate
Loans (2)(3)	$430,241	$4,637	4.31%	$399,409	$4,456	4.46%
Federal Funds Sold	5,193	3	0.23%	2,851	2	0.28%
HTM:
Non taxable (1)	5,719	57	3.99%	1,917	25	5.22%
AFS:
Taxable	255,497	1,054	1.65%	276,372	1,347	1.95%
Non taxable (1)	39,151	513	5.24%	38,127	486	5.10%
Other	4,072	10	0.98%	2,441	12	1.97%

Total	$739,873	$6,274	3.39%	$721,117	$6,328	3.51%

Savings & interest-bearing DDA	$232,016	$66	0.11%	$223,237	$159	0.28%
CD’s	149,169	252	0.68%	163,790	351	0.86%
Federal funds purchased	159,273	81	0.20%	173,348	174	0.40%
FHLB advances	51,301	60	0.47%	26,214	40	0.61%

Total	$591,759	$459	0.31%	$586,589	$724	0.49%

Net tax-equivalent margin on earning assets			3.14%			3.11%

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2012 and 2011.
(2)	Loan fees of $160 and $154 for 2012 and 2011, respectively, are included in these figures.
(3)	Includes nonaccrual loans.

Analysis of Average Balances, Interest Earned/Paid and Yield

(In Thousands)

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate
Loans (2)(3)	$428,944	$13,789	4.29%	$399,465	$13,744	4.59%
Federal Funds Sold	6,184	12	0.26%	4,858	6	0.16%
HTM:
Non taxable (1)	3,876	121	4.16%	1,916	80	5.57%
AFS:
Taxable	275,638	3,615	1.75%	273,062	4,656	2.27%
Non taxable (1)	39,745	1,569	5.26%	40,208	1,539	5.10%
Other	4,077	15	0.49%	2,816	21	0.99%

Total	$758,464	$19,121	3.36%	$722,325	$20,046	3.70%

Savings & interest-bearing DDA	$231,942	$367	0.21%	$230,217	$684	0.40%
CD’s	151,464	795	0.70%	171,424	1,181	0.92%
Federal funds purchased	171,456	298	0.23%	152,444	515	0.45%
FHLB advances	61,287	179	0.39%	34,352	135	0.52%

Total	$616,149	$1,639	0.35%	$588,437	$2,515	0.57%

Net tax-equivalent margin on earning assets			3.07%			3.24%

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2012 and 2011.
(2)	Loan fees of $549 and $517 for 2012 and 2011, respectively, are included in these figures.
(3)	Includes nonaccrual loans.

Analysis of Changes in Interest Income and Interest Expense

(In Thousands)

	For the Quarter Ended
	September 30, 2012 compared with September 30, 2011
	Volume	Rate	Rate/Volume	Total
Interest earned on:
Loans	$344	$(150)	$(13)	$181
Federal funds sold	2	(1)		1
Held to maturity securities:
Non taxable	50	(6)	(12)	32
Available for sale securities:
Taxable	(102)	(207)	16	(293)
Non taxable	13	13	1	27
Other	8	(6)	(4)	(2)

Total	$315	$(357)	$(12)	$(54)

Interest paid on:
Savings & interest-bearing deposits	$6	$(95)	$(4)	$(93)
CD’s	(31)	(74)	6	(99)
Federal funds purchased	(14)	(87)	8	(93)
FHLB advances	38	(9)	(9)	20

Total	$(1)	$(265)	$1	$(265)

Analysis of Changes in Interest Income and Interest Expense

(In Thousands)

	For the Nine Months Ended
	September 30, 2012 compared with September 30, 2011
	Volume	Rate	Rate/Volume	Total
Interest earned on:
Loans	$1,014	$(899)	$(70)	$45
Federal funds sold	2	3	1	6
Held to maturity securities:
Non taxable	82	(20)	(21)	41
Available for sale securities:
Taxable	44	(1,065)	(20)	(1,041)
Non taxable	(18)	48		30
Other	9	(10)	(5)	(6)

Total	$1,133	$(1,943)	$(115)	$(925)

Interest paid on:
Savings & interest-bearing deposits	$5	$(321)	$(1)	$(317)
CD’s	(138)	(282)	34	(386)
Federal funds purchased	64	(252)	(29)	(217)
FHLB advances	105	(33)	(28)	44

Total	$36	$(888)	$(24)	$(876)

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

The Company’s on-going, systematic evaluation resulted in the Company recording a provision for loan losses of $541,000 and $544,000 for the third quarters of 2012 and 2011, respectively, and $2,371,000 and $1,731,000 for the first nine months of 2012 and 2011, respectively. The allowance for loan losses as a percentage of loans was 1.62% and 1.75% at September 30, 2012 and December 31, 2011, respectively. The Company’s evaluation includes evaluating the current values of collateral securing all nonaccrual loans. Even though nonaccrual loans grew to $53,918,000 and $57,592,715 at September 30, 2012 and December 31, 2011, respectively, specific reserves of only $485,300 and $2,106,729, respectively, have been allocated to these loans as collateral values appear sufficient to cover loan losses or the loan balances have been charged down to their realizable value. The Company believes that its allowance for loan losses is appropriate as of September 30, 2012.

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

Non-interest income

Non-interest income decreased $656,735 for the third quarter of 2012 as compared with the third quarter of 2011. Trust department income and fees increased $78,204 as a result of fees relating to several large estates. During the third quarter of 2012, gains from sales and calls of securities decreased $449,981 in comparison with the third quarter of 2011 as sales were executed when proceeds would be maximized. Results for the third quarter of 2012 included a loss on other investments of $47,637 as well as a loss from impairment of these investments of $180,000. Gains from the redemption of life insurance were $80,621 for the third quarter of 2011.

Non-interest income decreased $114,632 for the first nine months of 2012 as compared with the first nine months of 2011. Trust department income and fees increased $80,173 as a result of fees relating to several large estates. During the first nine months of 2012, gains from sales and calls of securities increased $507,020 in comparison with the first nine months of 2011 as sales were executed when proceeds would be maximized. The Company had a loss on other investments of $84,480 in 2012 as compared with income of $10,124 in 2011. There was also a loss from impairment of other investments of $180,000 in 2012. Gains from the redemption of life insurance were $469,740 for the first nine months of 2011.

Non-interest expense

Total non-interest expense decreased $833,521 for the third quarter of 2012 as compared with the third quarter of 2011. Salaries and employee benefits decreased $430,136; data processing expenses increased $76,245 and other expenses decreased $528,026 for the third quarter of 2012 as compared with the second quarter of 2011.

Salaries decreased $194,341 in the third quarter of 2012 as compared with the third quarter of 2011 as the employee census continues to decrease from attrition and the impact of the 2011 voluntary early retirement package. Expenses relating to the retiree health plan decreased $227,460 as a result of amendments made to the plan which require plan participants to utilize drug benefits and health insurance coverage available under Medicare.

Data processing costs increased in 2012 as a result of the outsourcing of these activities during the second quarter of 2011.

Included in other expense in 2012 are expenses relating to the ORE portfolio which decreased $539,362 as compared with 2011. In 2011, the Company recorded write downs of several of these properties to their fair value, less estimated cost to sell.

Total non-interest expense decreased $1,211,181 for the first nine months of 2012 as compared with the first nine months of 2011. Salaries and employee benefits decreased $882,126; equipment rentals, depreciation and maintenance decreased $177,124; data processing expenses increased $519,974 and other expenses decreased $745,419 for the first nine months of 2012 as compared with the first nine months of 2011.

Salaries decreased $527,070 in the first nine months of 2012 as compared with the first nine months of 2011 as the employee census continues to decrease from attrition and the impact of the 2011 voluntary early retirement package. Expenses relating to the retiree health plan decreased $413,587 as a result of amendments made to the plan which require plan participants to utilize drug benefits and health insurance coverage available under Medicare.

Equipment maintenance and servicing decreased $94,793 in 2012 due to the timing of payment for these services. Depreciation costs have decreased by $108,000 in 2012, as computer and other equipment acquired after Hurricane Katrina in 2005 are now fully depreciated.

Data processing costs increased in 2012 as a result of the outsourcing of these activities during the second quarter of 2011.

Included in other expense are expenses relating to the ORE portfolio which decreased $493,337 in 2012 a result of the write down of several of these properties to their fair value, less estimated cost to sell in 2011. The remaining net increase in other expense is primarily due to the timing of various services.

Income Tax Expense (Benefit)

Income taxes have been impacted by non-taxable income and federal tax credits during the quarters and nine months ended September 30, 2012 and 2011, as follows:

	Quarters Ended September 30,
	2012		2011
	Tax	Rate	Tax	Rate
Taxes at statutory rate	$271,850	34	$146,090	34
Increase (decrease) resulting from:
Tax-exempt interest income	(102,699)	(13)	(122,539)	(29)
Income from BOLI	(40,542)	(5)	(69,502)	(16)
Federal tax credits	(91,410)	(11)	(91,410)	(21)
Other	12,801	1	(10,639)	(2)

Total income taxes (benefit)	$50,000	6	$(148,000)	(34)

	Nine Months Ended September 30,
	2012		2011
	Tax	Rate	Tax	Rate
Taxes at statutory rate	$584,483	34	$453,932	34
Increase (decrease) resulting from:
Tax-exempt interest income	(303,203)	(18)	(385,968)	(29)
Income from BOLI	(124,411)	(7)	(289,414)	(22)
Federal tax credits	(274,230)	(16)	(274,230)	(21)
Other	20,361	1	5,680	1

Total income taxes (benefit)	$(97,000)	(6)	$(490,000)	(37)

FINANCIAL CONDITION

Available for sale securities increased $10,577,092 at September 30, 2012, compared with December 31, 2011, as a large increase in funds in a non-deposit product during the first quarter were invested in these securities.

Held to maturity securities increased $5,561,887 at September 30, 2012, compared with December 31, 2011, as the Company opted to classify some of its investment purchases during the current year as held to maturity.

The investment in Federal Home Loan Bank (“FHLB”) stock increased $225,300 at September 30, 2012 as compared with December 31, 2011 so that the Company could increase its borrowing capacity from the FHLB during the period.

Other real estate (“ORE”) increased $1,215,296 at September 30, 2012 as compared with December 31, 2011. Loans totaling $2,545,780 were transferred into ORE while $1,177,184 was sold for a loss of $27,123 and write downs of ORE to fair value of $153,300 were recorded during the first nine months of 2012.

Prepaid FDIC assessments decreased by $1,234,295 at September 30, 2012 as compared with December 31, 2011 as a result of the amortization of these costs.

Other assets increased $780,461 at September 30, 2012 as compared with December 31, 2011 primarily as income taxes receivable increased $180,000 due to overpayments during 2011, corporate trust fees accrued for 2012 increased $355,623 and deferred taxes increased $186,000. Deferred taxes were impacted by the increase in liabilities for employee benefit plans and depreciation.

Total deposits increased $29,577,160 at September 30, 2012, as compared with December 31, 2011. Typically, significant increases or decreases in total deposits and/or significant fluctuations among the different types of deposits from quarter to quarter are anticipated by Management as customers in the casino industry and county and municipal entities reallocate their resources periodically.

Federal funds purchased and securities sold under agreements to repurchase decreased $19,525,221 at September 30, 2012 as compared with December 31, 2011 as several county and municipal entities decreased their balances in a non-deposit account during 2012.

Borrowings from the FHLB decreased $2,856,258 at September 30, 2012 as compared with December 31, 2011 based on the liquidity needs of the bank subsidiary.

Employee and director benefit plans liabilities increased $899,921 at September 30, 2012 as compared with December 31, 2011 due to the deferred compensation benefits earned by officers and directors during 2012.

Other liabilities decreased $529,772 at September 30, 2012 as compared with December 31, 2011 as a result of the payment of officer incentives and director fees which had been accrued at December 31, 2011.

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

As of September 30, 2012, the most recent notification from the Federal Deposit Insurance Corporation categorized the bank subsidiary as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the bank subsidiary must have a Total risk-based capital ratio of 10.00% or greater, a Tier 1 risk-based capital ratio of 6.00% or greater and a Leverage capital ratio of 5.00% or greater. There are no conditions or events since that notification that Management believes have changed the bank subsidiary’s category.

The actual capital amounts and ratios and required minimum capital amounts and ratios for the Company as of September 30, 2012 and December 31, 2011, are as follows (in thousands):

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
September 30, 2012:
Total Capital (to Risk Weighted Assets)	$112,218	20.64%	$43,496	8.00%
Tier 1 Capital (to Risk Weighted Assets)	105,417	19.39%	21,748	4.00%
Tier 1 Capital (to Average Assets)	105,417	12.66%	33,315	4.00%

December 31, 2011:
Total Capital (to Risk Weighted Assets)	$110,762	20.86%	$42,475	8.00%
Tier 1 Capital (to Risk Weighted Assets)	104,116	19.61%	21,238	4.00%
Tier 1 Capital (to Average Assets)	104,116	12.84%	32,436	4.00%

The actual capital amounts and ratios and required minimum capital amounts and ratios for the Bank as of September 30, 2012 and December 31, 2011, are as follows (in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2012:
Total Capital (to Risk Weighted Assets)	$107,722	19.84%	$43,430	8.00%	$54,287	10.00%
Tier 1 Capital (to Risk Weighted Assets)	100,933	18.59%	21,715	4.00%	32,572	6.00%
Tier 1 Capital (to Average Assets)	100,933	12.35%	32,699	4.00%	40,873	5.00%

December 31, 2011:
Total Capital (to Risk Weighted Assets)	$108,149	20.40%	$42,413	8.00%	$53,014	10.00%
Tier 1 Capital (to Risk Weighted Assets)	101,503	19.15%	21,207	4.00%	31,809	6.00%
Tier 1 Capital (to Average Assets)	101,503	12.56%	32,332	4.00%	40,407	5.00%

In addition to monitoring its risk-based capital ratios, the Company also determines the primary capital ratio on a quarterly basis. This ratio was 14.49% at September 30, 2012, which is well above the regulatory minimum of 6.00%. Management continues to emphasize the importance of maintaining the appropriate capital levels of the Company and has established the goal of maintaining its primary capital ratio at 8.00%, which is the minimum requirement for classification as being “well-capitalized” by the banking regulatory authorities.

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

Item 4: Controls and Procedures

As of September 30, 2012, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the period ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

The Bank is involved in various legal matters and claims which are being defended and handled in the ordinary course of business. None of these matters is expected, in the opinion of Management, to have a material adverse effect upon the financial position or results of operations of the Company.

Item 5: Other Information

None.

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 31.1:	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

Exhibit 31.2:	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

Exhibit 32.1:	Certification of Chief Executive Officer Pursuant to 18 U.S.C. ss. 1350

Exhibit 32.2:	Certification of Chief Financial Officer Pursuant to 18 U.S.C. ss. 1350

Exhibit 101	The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Condition at September 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Income for the quarters and nine months ended September 30, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the quarters and nine months ended September 30, 2012 and 2011, (iv) Statement of Changes in Shareholders’ Equity for the nine months ended September 30, 2012, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 and (vi) Notes to the Unaudited Consolidated Financial Statements for the nine months ended September 30, 2012 and 2011.

(b) Reports on Form 8-K

A Form 8-K was filed on July 25, 2012, July 27, 2012 and October 24, 2012.

SIGNATURES

Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL CORPORATION
(Registrant)

Date: November 13, 2012

By:	/s/ Chevis C. Swetman
Chevis C. Swetman
Chairman, President and Chief Executive Officer
(principal executive officer)

Date: November 13, 2012

By:	/s/ Lauri A. Wood
Lauri A. Wood
Chief Financial Officer and Controller
(principal financial and accounting officer)