Form 10-K
period 2012-12-31
PEOPLES FINANCIAL CORP /MS/
filed 2013-03-18
CIK 770460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012          Commission File Number 001-12103

PEOPLES FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Mississippi	64-0709834
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Lameuse and Howard Avenues, Biloxi, Mississippi 39533	228-435-5511
(Address of principal executive offices) (Zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12 (g) of the Act:

                                                           Common, $1.00 Par Value

(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES         NO   X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES          NO   X

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES   X   NO

Indicate by check mark whether the registrant has submitted electronically and posted on its web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   X   No

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.   X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer                          Accelerated filer                          Non-Accelerated filer                        Smaller reporting company   X

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES          NO   X

At June 30, 2012, the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $40,469,000.

On February 22, 2013, the registrant had outstanding 5,136,918 shares of common stock, par value of $1.00 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement issued in connection with the Annual Meeting of Shareholders to be held April 16, 2013, are incorporated by reference into Part III of this report.

Peoples Financial Corporation

Form 10-K

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

BACKGROUND AND CURRENT OPERATIONS

General

Peoples Financial Corporation (the “Company”) was organized as a one bank holding company in 1984. The Company is headquartered in Biloxi, Mississippi. At December 31, 2012, the Company operated in the state of Mississippi through its wholly-owned subsidiary, The Peoples Bank, Biloxi, Mississippi (the “Bank”). The Company is engaged, through this subsidiary, in the banking business. The Bank is the Company’s principal asset and primary source of revenue.

The Main Office, operations center and asset management and trust services of the Bank are located in downtown Biloxi, MS. At December 31, 2012, the Bank also had 15 branches located throughout Harrison, Hancock, Jackson and Stone Counties. The Bank has automated teller machines (“ATM”) at its Main Office, all branch locations and at numerous non-proprietary locations.

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

Employees

At December 31, 2012, the Bank employed 171 full-time employees and 11 part-time employees. The Company has no employees who are not employees of the bank subsidiary. Through the Bank, employees receive salaries and benefits, which include 401(k), ESOP, cafeteria plan, life, health and disability insurance. The Company considers its relationship with its employees to be good.

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

Available Information

The Company maintains an internet website at www.thepeoples.com. The Company’s Annual Report to Shareholders is available on the Company’s website. Also available through the website is a link to the Company’s filings with the Securities and Exchange Commission (“SEC”). Information on the Company’s website is not incorporated into this Annual Report on Form 10-K or the Company’s other securities filings and is not part of them.

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

As of the date of this Annual Report on Form 10-K, the Company has not taken any action to adopt either the financial holding company or the financial subsidiary structures that were authorized by the Financial Services Modernization Act.

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

Additional information relating to regulation and supervision is disclosed in “Regulatory Matters” which can be found in Item 7 in this Annual Report on Form 10-K.

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

SUPPLEMENTAL STATISTICAL INFORMATION

Schedules I-A through VII present certain statistical information regarding the Company. This information is not audited and should be read in conjunction with the Company’s Consolidated Financial Statements and Notes to Consolidated Financial Statements found in Item 8 of this Annual Report on Form 10-K.

Distribution of Assets, Liabilities and Shareholders’ Equity and Interest Rates and Differentials

Net Interest Income, the difference between Interest Income and Interest Expense, is the most significant component of the Company’s earnings. For interest analytical purposes, Management adjusts Net Interest Income to a “taxable equivalent” basis using a Federal Income Tax rate of 34% in 2012, 2011 and 2010 on tax-exempt items (primarily interest on municipal securities).

Another significant statistic in the analysis of Net Interest Income is the effective interest differential, also called the net yield on earning assets. The net margin is the difference between the rate of interest earned on earning assets and the effective rate paid for all funds, non-interest bearing as well as interest bearing. Since a portion of the Bank’s deposits do not bear interest, such as demand deposits, the rate paid for all funds is lower than the rate on interest bearing liabilities alone.

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

Further information concerning the provision for loan losses and the allowance for loan losses is presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K and in “Note A - Business and Summary of Significant Accounting Policies” to the 2012 Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Return on Equity and Assets

The Company’s results and key ratios for 2008 – 2012 are summarized in the “Selected Financial Data” in Item 6 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K.

The Company’s dividend payout ratio for the years ended December 31, 2012, 2011 and 2010, was as follows:

For the Years Ended December 31,	2012	2011	2010

	39%	83%	69%

SCHEDULE I-A

Distribution of Average Assets, Liabilities and Shareholders’ Equity (1) (In thousands)

For the Years Ended December 31,	2012	2011	2010

ASSETS:

Cash and due from banks	$31,307	$31,686	$32,221

Available for sale securities:
Taxable securities	264,248	269,401	264,927
Non-taxable securities	39,407	39,941	40,581
Other securities	3,856	2,868	4,379

Held to maturity securities:
Non-taxable securities	4,698	1,882	2,938

Other investments	3,450	3,843	3,926

Net loans (2)	422,495	398,351	428,146

Federal funds sold	6,601	2,857	4,842

Other assets	56,708	61,215	58,446

TOTAL ASSETS	$832,770	$812,044	$840,406

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Non-interest bearing deposits	$102,383	$100,854	$103,240
Interest bearing deposits	380,389	395,713	408,249

Total deposits	482,772	496,567	511,489

Federal funds purchased and securities sold under agreements to repurchase	169,352	154,423	152,000

Other liabilities	70,164	56,840	70,044

Total liabilities	722,288	707,830	733,533

Shareholders’ equity	110,482	104,214	106,873

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$832,770	$812,044	$840,406

(1) All averages are computed on a daily basis.

(2) Gross loans and discounts, net of unearned income and allowance for loan losses.

SCHEDULE I-B

Average (1) Amount Outstanding for Major Categories of Interest Earning Assets

And Interest Bearing Liabilities (In thousands)

For the Years Ended December 31,	2012	2011	2010

INTEREST EARNING ASSETS:

Loans (2)	$430,205	$405,367	$436,393

Federal funds sold	6,601	2,857	4,842

Available for sale securities:
Taxable securities	264,248	269,401	264,927
Non-taxable securities	39,407	39,941	40,581
Other securities	3,856	2,868	4,379

Held to maturity securities:
Non-taxable securities	4,698	1,882	2,938

TOTAL INTEREST EARNING ASSETS	$749,015	$722,316	$754,060

INTEREST BEARING LIABILITIES:

Savings and negotiable interest bearing DDA	$230,829	$226,097	$217,531

Time deposits	149,560	169,617	190,718

Federal funds purchased and securities sold under agreements to repurchase	169,352	154,423	152,000

Borrowings from FHLB	54,188	37,825	52,908

TOTAL INTEREST BEARING LIABILITIES	$603,929	$587,962	$613,157

(1) All averages are computed on a daily basis.

(2) Net of unearned income. Includes nonaccrual loans.

SCHEDULE I-C

Interest Earned or Paid on Major Categories of Interest Earning Assets

And Interest Bearing Liabilities (In thousands)

For the Years Ended December 31,	2012	2011	2010

INTEREST EARNED ON:

Loans (1)	$18,576	$17,923	$19,687

Federal funds sold	16	7	15

Available for sale securities:
Taxable securities	4,527	5,662	8,589
Non-taxable securities	2,073	2,041	1,903
Other securities	15	23	26

Held to maturity securities:
Non-taxable securities	189	107	154

TOTAL INTEREST EARNED (1)	$25,396	$25,763	$30,374

INTEREST PAID ON:

Savings and negotiable interest bearing DDA	$410	$819	$1,084

Time deposits	1,090	1,535	2,173

Federal funds purchased and securities sold under agreements to repurchase	335	638	991

Borrowings from FHLB	233	186	352

TOTAL INTEREST PAID	$2,068	$3,178	$4,600

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% for 2012, 2011 and 2010.

SCHEDULE I-D

Average Interest Rate Earned or Paid for Major Categories of

Interest Earning Assets And Interest Bearing Liabilities

For the Years Ended December 31,	2012	2011	2010

AVERAGE RATE EARNED ON:

Loans	4.32%	4.42%	4.51%

Federal funds sold	.24%	.25%	.31%

Available for sale securities:
Taxable securities	1.71%	2.10%	3.24%
Non-taxable securities	5.26%	5.11%	4.69%
Other securities	.39%	.80%	.59%

Held to maturity securities:
Non-taxable securities	4.02%	5.69%	5.24%

TOTAL (weighted average rate)(1)	3.39%	3.57%	4.03%

AVERAGE RATE PAID ON:

Savings and negotiable interest bearing DDA	.18%	.36%	.50%

Time deposits	.73%	.90%	1.14%

Federal funds purchased and securities sold under agreements to repurchase	.20%	.41%	.65%

Borrowings from FHLB	.43%	.49%	.65%

TOTAL (weighted average rate)	.34%	.54%	.75%

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% for 2012, 2011 and 2010.

SCHEDULE I-E

Net Interest Earnings and Net Yield on Interest Earning Assets

(In thousands, except percentages)

For the Years Ended December 31,	2012	2011	2010

Total interest income (1)	$25,396	$25,763	$30,374

Total interest expense	2,068	3,178	4,600

Net interest earnings	$23,328	$22,585	$25,774

Net margin on interest earning assets	3.11%	3.13%	3.42%

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% for 2012, 2011 and 2010.

SCHEDULE I-F

Analysis of Changes in Interest Income and Interest Expense

(In thousands)

For the Years Ended December 31,	2012	2011	Increase (Decrease)	Volume	Rate	Rate/Volume

INTEREST EARNED ON:

Loans (1)(2)	$18,576	$17,923	$653	$1,098	$(420)	$(25)

Federal funds sold	16	7	9	9	(1)	1

Available for sale securities:
Taxable securities	4,527	5,662	(1,135)	(108)	(1,047)	20
Non-taxable securities	2,073	2,041	32	(27)	60	(1)
Other securities	15	23	(8)	8	(12)	(4)

Held to maturity securities:

Non-taxable securities	189	107	82	160	(31)	(47)

TOTAL INTEREST EARNED (3)	$25,396	$25,763	$(367)	$1,140	$(1,451)	$(56)

INTEREST PAID ON:

Savings and negotiable interest bearing DDA	$410	$819	$(409)	$17	$(419)	$(7)

Time deposits	1,090	1,535	(445)	(182)	(299)	36

Federal funds purchased and securities sold under agreements to repurchase	335	638	(303)	62	(333)	(32)

Borrowings from FHLB	233	186	47	80	(23)	(10)

TOTAL INTEREST PAID	$2,068	$3,178	$(1,110)	$(23)	$(1,074)	$(13)

(1) Loan fees of $797 and $647 for 2012 and 2011, respectively, are included in these figures.

(2) Includes interest on nonaccrual loans.

(3) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% for 2012 and 2011.

SCHEDULE I-F (continued)

Analysis of Changes in Interest Income and Interest Expense

(In thousands)

For the Years Ended December 31,	2011	2010	Increase (Decrease)	Volume	Rate	Rate/Volume

INTEREST EARNED ON:

Loans (1)(2)	$17,923	$19,687	$(1,764)	$(1,399)	$(392)	$27

Federal funds sold	7	15	(8)	(6)	(3)	1

Available for sale securities:
Taxable securities	5,662	8,589	(2,927)	145	(3,021)	(51)
Non-taxable securities	2,041	1,903	138	(30)	171	(3)
Other securities	23	26	(3)	9	(9)	(3)

Held to maturity securities:
Non-taxable securities	107	154	(47)	(55)	13	(5)

TOTAL INTEREST EARNED (3)	$25,763	$30,374	$(4,611)	$(1,336)	$(3,241)	$(34)

INTEREST PAID ON:

Savings and negotiable interest bearing DDA	$819	$1,084	$(265)	$43	$(296)	$(12)

Time deposits	1,535	2,173	(638)	(240)	(447)	49

Federal funds purchased and securities sold under agreements to repurchase	638	991	(353)	16	(363)	(6)

Borrowings from FHLB	186	352	(166)	(100)	(92)	26

TOTAL INTEREST PAID	$3,178	$4,600	$(1,422)	$(281)	$(1,198)	$57

(1) Loan fees of $647 and $611 for 2011 and 2010, respectively, are included in these figures.

(2) Includes interest on nonaccrual loans.

(3) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% for 2011 and 2010.

SCHEDULE II-A

Book Value of Securities Portfolio

(In thousands)

December 31,	2012	2011	2010

Available for sale securities:

U.S. Treasuries, U.S. Government agencies and Mortgage-backed securities	$220,635	$238,191	$245,105

States and political subdivisions	37,591	40,077	41,323

Other securities	650	650	650

Total	$258,876	$278,918	$287,078

Held to maturity securities:

States and political subdivisions	$7,125	$1,429	$1,915

Total	$7,125	$1,429	$1,915

SCHEDULE II-B

Maturity Securities Portfolio at December 31, 2012

And Weighted Average Yields of Such Securities

	Maturity (In thousands, except percentage data)
			After one year but within five years		After five years but within ten years		After ten years
	Within one year

December 31, 2012	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Available for sale securities:

U.S. Treasuries, U.S. Government agencies and Mortgage-backed securities	$5,004	.28%	$50,585	1.23%	$92,124	1.96%	$72,922	2.23%

States and political subdivisions	1,392	4.01%	9,362	3.56%	17,963	3.67%	8,874	3.89%

Other securities							650	2.00%

Total	$6,396	3.26%	$59,947	2.04%	$110,087	2.43%	$82,446	2.71%

Held to maturity securities:

States and political subdivisions	$795	3.58%	$750	3.91%	$1,677	2.05%	$3,903	2.35%

Total	$795	3.58%	$750	3.91%	$1,677	2.05%	$3,903	2.35%

Note: The weighted average yields are calculated on the basis of cost. Average yields on investments in states and political subdivisions are based on their contractual yield. Available for sale securities are stated at fair value and held to maturity securities are stated at amortized cost.

SCHEDULE III-A

Loan Portfolio

Loans by Type Outstanding (1) (In thousands)

December 31,	2012	2011	2010	2009	2008

Gaming	$60,187	$57,219	$44,343	$69,938	$79,510

Residential and land development	27,338	29,026	30,064	35,329	36,571

Real estate, construction	52,586	61,042	60,983	59,132	81,884

Real estate, mortgage	246,420	238,411	222,577	241,601	223,325

Commercial and industrial	35,004	33,950	36,464	40,114	30,935

Other	9,548	12,759	15,468	18,862	15,152

Total	$431,083	$432,407	$409,899	$464,976	$467,377

(1) No foreign debt outstanding.

SCHEDULE III-B

Maturities and Sensitivity to Changes in

Interest Rates of the Loan Portfolio as of December 31, 2012

	Maturity (In thousands)
	One year or less	Over one year through 5 years	Over 5 years	Total
December 31,

Gaming	$2,680	$42,979	$14,528	$60,187

Residential and land development	1,598	24,196	1,544	27,338

Real estate, construction	1,148	28,072	23,366	52,586

Real estate, mortgage	3,595	116,465	126,360	246,420

Commercial and industrial	443	31,545	3,016	35,004

Other	398	8,895	255	9,548

Total	$9,862	$252,152	$169,069	$431,083

Loans with pre-determined interest rates	$4,268	$136,466	$56,402	$197,136

Loans with floating interest rates	5,594	115,686	112,667	233,947

Total	$9,862	$252,152	$169,069	$431,083

SCHEDULE III-C

Non-Performing Loans (In thousands)

December 31,	2012	2011	2010	2009	2008

Loans accounted for on a nonaccrual basis (1)	$53,891	$57,592	$14,537	$22,005	$15,553

Loans which are contractually past due 90 or more days as to interest or principal payment, but are not included above	1,445	1,832	2,961	4,218	2,340

(1) The Bank places loans on a nonaccrual status when, in the opinion of Management, they possess sufficient uncertainty as to timely collection of interest or principal so as to preclude the recognition in reported earnings of some or all of the contractual interest. See “Note A – Business and Summary of Significant Accounting Policies” and “Note C – Loans” to the 2012 Consolidated Financial Statements in Item 8 in this Annual Report on Form 10-K for discussion of impaired loans.

SCHEDULE IV-A

Summary of Loan Loss Expenses

(In thousands, except percentage data)

December 31,	2012	2011	2010	2009	2008

Average amount of loans outstanding (1)(2)	$430,205	$405,367	$436,393	$467,992	$463,505

Balance of allowance for loan losses at beginning of period	$8,136	$6,650	$7,828	$11,114	$9,378

Loans charged-off:

Commercial, financial and agricultural	448	22	348	103	334
Consumer and other	3,228	1,650	7,943	8,977	950

Total loans charged-off	3,676	1,672	8,291	9,080	1,284

Recoveries of loans:

Commercial, financial and agricultural	23	14	14		19
Consumer and other	110	209	254	569	654

Total recoveries	133	223	268	569	673

Net loans charged-off	3,543	1,449	8,023	8,511	611

Provision for loan losses charged to operating expense	4,264	2,935	6,845	5,225	2,347

Total	$8,857	$8,136	$6,650	$7,828	$11,114

Ratio of net charge-offs during period to average loans outstanding	0.82%	0.36%	1.84%	1.82%	.13%

(1) Net of unearned income.

(2) Includes nonaccrual loans.

SCHEDULE IV-B

Allocation of the Allowance for Loan Losses

(In thousands)

	2012		2011		2010		2009		2008

December 31,	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans

Gaming	$1,541	14	$457	13	$465	11	$699	15	$711	17

Residential and land development	200	6	1,081	7	1,070	7	1,198	7	2,763	8

Real estate, construction	967	12	937	14	1,020	15	1,019	13	2,438	19

Real estate, mortgage	5,273	57	4,800	55	3,413	54	3,549	52	3,385	48

Commercial and industrial	593	8	557	8	480	9	1,245	9	1,479	6

Other	283	3	304	3	202	4	118	4	338	2

Total	$8,857	100	$8,136	100	$6,650	100	$7,828	100	$11,114	100

SCHEDULE V

Summary of Average Deposits and Their Costs

(In thousands, except percentage data)

	2012		2011		2010

Years Ended December 31,	Amount	Rate	Amount	Rate	Amount	Rate

Demand deposits in domestic offices	$102,383	N/A	$100,854	N/A	$103,240	N/A

Negotiable interest bearing deposits in domestic offices	184,262	.20%	181,353	.42%	175,240	.58%

Savings deposits in domestic offices	46,567	.07%	44,744	.13%	42,291	.16%

Time deposits in domestic offices	149,560	.73%	169,617	.90%	190,718	1.14%

Total	$482,772	.31%	$496,568	.47%	$511,489	.64%

Certificates of deposit in amounts of $100,000 or more (in thousands) by the amount of time remaining until maturity as of December 31, 2012, are as follows:

Remaining maturity:

3 months or less	$54,951
Over 3 months through 6 months	7,054
Over 6 months through 12 months	25,639
Over 12 months	6,962

Total	$94,606

SCHEDULE VI

Short Term Borrowings

(In thousands, except percentage data)

	2012	2011	2010

Balance, December 31,	$194,234	$206,601	$180,102

Weighted average interest rate at December 31,	.02%	.09%	.44%

Maximum outstanding at any month-end during year	$241,988	$226,038	$245,260

Average amount outstanding during year	$215,810	$188,954	$187,750

Weighted average interest rate	.29%	.43%	.62%

Note: Short term borrowings include federal funds purchased from other banks and securities sold under agreements to repurchase and short term borrowings from the Federal Home Loan Bank.

SCHEDULE VII

Interest Sensitivity/Gap Analysis

(In thousands)

December 31, 2012:	0 - 3 Months	4 -12 Months	1 - 5 Years	Over 5 Years		Total

ASSETS:

Loans (1)	$240,653	$25,171	$79,876		$31,492	$377,192

Available for sale securities		6,396	59,947		192,533	258,876

Held to maturity securities		795	750		5,580	7,125

Totals	$240,653	$32,362	$140,573		$229,605	$643,193

FUNDING SOURCES:

Interest bearing deposits	$298,049	$50,647	$24,414	$		$373,110

Federal funds purchased and securities sold under agreements to repurchase	194,234					194,234

Borrowings from FHLB	58	172	5,953		1,729	7,912

Totals	$492,341	$50,819	$30,367		$1,729	$575,256

REPRICING/MATURITY GAP:

Period	$(251,688)	$(18,457)	$110,206		$227,876

Cumulative	(251,688)	(270,145)	(159,939)		67,937

Cumulative Gap/Total Assets	(31.27)%	(33.56)%	(19.87)%		8.44%

(1) Amounts stated include fixed and variable rate loans on the balance sheet that are still accruing interest. Variable rate instruments are included in the next period in which they are subject to a change in rate. The principal portions of scheduled payments on fixed instruments are included in the period in which they become due or mature.

Capital Resources

Information about the Company’s capital resources is included in “Note K – Shareholders’ Equity” to the 2012 Consolidated Financial Statements in this Annual Report on Form 10-K.

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

A significant portion of the Company’s loan portfolio is dependent on real estate. At December 31, 2012, approximately 87% of the Company’s loans had real estate as a primary or secondary component of collateral. The collateral in each case provides an alternate source of repayment if the borrower defaults and may deteriorate in value during the time the credit is extended. A continued deterioration in the economy affecting the value of real estate generally or in the Company’s trade area specifically could significantly impair the value of the collateral and the ability to sell the collateral upon foreclosure. Furthermore, it is likely that the Company would be required to increase the provision for loan losses. If the Company were required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate value or to increase the allowance for loan losses, the Company’s profitability and financial condition could be adversely impacted.

The Company has a high concentration of exposure to a number of industries.

The Company has concentrations of loan exposure to the hotel/motel and gaming industries. At December 31, 2012, these exposures were approximately $52,776,000 and $60,187,000 or 12 % and 14%, respectively, of the total loan portfolio. The recent downturn in the economy has negatively impacted tourism, which is one of the major factors for success in these industries. Given the size of these relationships, a significant loss in either of these portfolios could materially and adversely affect the Company’s earnings.

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

The Company’s profitability is dependent to a large extent on net interest income, which is the difference between interest income on interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. The

Company is asset sensitive to market interest rates, as its assets reprice more quickly to changes in interest rates than do its liabilities. Interest rates dropped by the unprecedented amount of 400 basis points during 2008 as the Federal Reserve, through its Federal Open Market Committee, attempted to stabilize the financial markets, reduce the effects of the recession and stimulate the economy. These actions taken by the Federal Reserve continued to impact the Company’s earnings in 2012. During 2010, the Federal Reserve increased the discount rate 25 basis points; however, there was no effect on the fed funds or prime interest rates. Discount or fed funds rate changes that occur in 2013 may affect the Company’s earnings in the current year and/or in the future.

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

The Company’s directors and executive officers beneficially own approximately 9% of the outstanding common stock of Peoples Financial Corporation. As a result, in addition to their day-to-day management roles, they will be able to exercise significant influence on the Company’s business as shareholders, including influence over election of the Board and the authorization of other corporate actions requiring shareholder approval.

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

ITEM 3 - LEGAL PROCEEDINGS

Information relating to legal proceedings is included in “Note N – Contingencies” to the 2012 Consolidated Financial Statements which is in Item 8 in this Annual Report on Form 10-K.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 - MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

At December 31, 2012, there were 515 holders of the common stock of the Company. The Company’s stock is traded under the symbol PFBX and is quoted in publications under “PplFnMS”.

The following table sets forth the high and low sale prices of the Company’s common stock as reported on the NASDAQ Capital Market.

Year	Quarter	High	Low	Dividend Per share

2012	1st	$11.95	$9.39	$.10
	2nd	9.98	8.61
	3rd	11.79	8.16	.10
	4th	9.46	8.36	.10

2011	1st	$16.99	$13.50	.09
	2nd	16.50	12.74
	3rd	14.10	10.20	.09
	4th	10.51	9.50

ITEM 6 - SELECTED FINANCIAL DATA (In thousands except per share data)

	2012	2011	2010	2009	2008

Balance Sheet Summary

Total assets	$804,912	$804,152	$786,545	$869,007	$896,408
Available for sale securities	258,875	278,918	287,078	311,434	340,642
Held to maturity securities	7,125	1,428	1,915	3,202	3,394
Loans, net of unearned discount	431,083	432,407	409,899	464,976	467,377
Deposits	475,719	468,439	484,140	470,701	510,476
Borrowings from FHLB	7,912	53,324	42,957	104,270	36,938
Shareholders’ equity	110,754	109,452	101,357	103,588	107,000

Summary of Operations
Interest income	$24,628	$25,033	$29,675	$34,289	$43,573
Interest expense	2,067	3,178	4,601	7,401	14,963

Net interest income	22,561	21,855	25,074	26,888	28,610
Provision for loan losses	4,264	2,935	6,845	5,225	2,347

Net interest income after provision for loan losses	18,297	18,920	18,229	21,663	26,263
Non-interest income	9,529	9,860	10,114	10,147	7,268
Non-interest expense	25,277	28,781	27,581	27,636	26,520

Income before taxes	2,549	(1)	762	4,174	7,011
Applicable income taxes	(92)	(1,204)	(723)	954	1,977

Net income	$2,641	$1,203	$1,485	$3,220	$5,034

Per Share Data
Basic and diluted earnings per share	$.51	$.23	$.29	$.62	$.94
Dividends per share	.20	.19	.20	.50	.56
Book value	21.56	21.31	19.68	20.11	20.27
Weighted average number of shares	5,136,918	5,136,918	5,151,661	5,170,430	5,342,470

Selected Ratios
Return on average assets	0.32%	0.15%	0.18%	0.36%	0.55%
Return on average equity	2.40%	1.14%	1.45%	3.06%	4.73%
Primary capital to average assets	14.71%	14.59%	12.96%	12.49%	12.81%
Risk-based capital ratios:
Tier 1	20.04%	19.61%	21.01%	17.83%	18.03%
Total	21.29%	20.86%	22.26%	19.08%	19.28%

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is a one-bank holding company headquartered in Biloxi, Mississippi. The following presents Management’s discussion and analysis of the consolidated financial condition and results of operations of the Company and its consolidated subsidiaries for the years ended December 31, 2012, 2011 and 2010. These comments highlight the significant events for these years and should be considered in combination with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in this annual report.

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

New Accounting Pronouncements

The Company adopted ASU 2011-05 – Amendments to Topic 220, Comprehensive Income (“ASU 2011-05”) during 2012. ASU 2011-05 grants an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. The Company has chosen to report comprehensive income in a separate statement in its 2012 financial statements. There were no other new accounting standards adopted by the Company during 2012.

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

Allowance for loan losses:

The Company’s most critical accounting policy relates to its allowance for loan losses (“ALL”), which reflects the estimated losses resulting from the inability of its borrowers to make loan payments. The ALL is established and maintained at an amount sufficient to cover the estimated loss associated with the loan portfolio of the Company as of the date of the financial statements. Credit losses arise not only from credit risk, but also from other risks inherent in the lending process including, but not limited to, collateral risk, operation risk, concentration risk and economic risk. As such, all related risks of lending are considered when assessing the adequacy of the ALL. On a quarterly basis, Management estimates the probable level of losses to determine whether the allowance is adequate to absorb reasonably foreseeable, anticipated losses in the existing portfolio based on our past loan loss experience, known and inherent risk in the portfolio, adverse situations that may affect borrowers’ ability to repay and the estimated value of any underlying collateral and current economic conditions. Management believes that the ALL is adequate and appropriate for all periods presented in these financial statements. If there was a deterioration of any of the factors considered by Management in evaluating the ALL, the estimate of loss would be updated, and additional provisions for loan losses may be required. The analysis divides the portfolio into two segments: a pool analysis of loans based upon a five year average loss history which is updated on a quarterly basis and which may be adjusted by qualitative factors by loan type and a specific reserve analysis for those loans considered impaired under GAAP. All credit relationships with an outstanding balance of $100,000 or greater that are included in Management’s loan watch list are individually reviewed for impairment. All losses are charged to the ALL when the loss actually occurs or when a determination is made that a loss is likely to occur; recoveries are credited to the ALL at the time of receipt.

Other Real Estate:

Other real estate (“ORE”) includes real estate acquired through foreclosure. Each other real estate property is carried at fair value, less estimated costs to sell. Fair value is principally based on appraisals performed by third-party valuation specialists. If Management determines that the fair value of a property has decreased subsequent to foreclosure, the Company records a write down which is included in noninterest expense.

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

Income Taxes:

GAAP requires the asset and liability approach for financial accounting and reporting for deferred income taxes. We use the asset and liability method of accounting for deferred income taxes and provide deferred income taxes for all significant income tax temporary differences. See Note J to the Consolidated Financial Statements for additional details. As part of the process of preparing our Consolidated Financial Statements, the Company is required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as the provision for loan losses, for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities that are included in our consolidated statement of condition. We must also assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. To the extent the Company establishes a valuation allowance or adjusts this allowance in a period, we must include an expense within the tax provisions in the consolidated statement of income.

OVERVIEW

The Company is a holding company for a community bank serving the financial and trust needs of its customers in our trade area, which is defined as those portions of Mississippi, Louisiana and Alabama which are within a fifty mile radius of the Waveland, Wiggins and Gautier branches, the bank subsidiary’s three most outlying locations. Maintaining a strong core deposit base and providing commercial and real estate lending in our trade area are the traditional focuses of the Company. Growth has largely been achieved through de novo branching activity, and it is expected that these strategies will continue to be emphasized in the future.

Net income for 2012 was $2,640,824 compared with $1,202,834 for 2011. While net interest income increased $706,351 and non-interest expense decreased $3,503,894 in 2012 as compared with 2011, the provision for loan losses increased $1,329,000, non-interest income decreased $331,255 and income tax benefits decreased $1,112,000.

Managing the net interest margin in the Company’s highly competitive market and in context of larger national economic conditions has been very challenging and will continue to be so for the foreseeable future. Interest income decreased $404,530 for 2012 as compared with 2011 as a result of the large balance of loans on nonaccrual and the decrease in yield on U.S. Agency securities. Interest expense decreased $1,110,881 primarily due to a reduction in the cost of funds in 2012 as compared with 2011.

Monitoring asset quality, estimating potential losses in our loan portfolio and addressing non-performing assets continue to be emphasized during these difficult economic times, as the local and national economy continues to negatively impact collateral values and borrowers’ ability to repay their loans. Past due loans have stabilized and have shown some improvement in 2012. Nonaccrual loans totaled $53,890,511 and $57,592,715 at December 31, 2012 and 2011, respectively. Most of these loans are collateral-dependent, and the Company has rigorously evaluated the value of its collateral to determine potential losses. The provision for loan losses increased in 2012 as a result of additional provision of $1,893,000 during the fourth quarter of 2012 as the Company identified potential losses in two relationships based on factors affecting the value of collateral securing these loans.

Non-interest income for 2012 included increased gains on sales and calls of securities of $237,747 as compared with 2011. Results for 2012 also include a loss on impairment of other investments of $360,000. During 2011, the Company realized gains on death benefits from life insurance policies of $469,740 as a result of the death of participants in deferred compensation plans. Non-interest expense for 2012 decreased due to a reduction in salaries and employee benefits and FDIC assessments as compared with 2011. Salaries and employee benefits decreased $2,091,989 in 2012 largely due to the impact of the voluntary early retirement program which was offered in 2011. FDIC assessments decreased $1,184,865 in 2012 as compared with 2011 as a result of the change in estimate of the prepaid FDIC assessments as of December 31, 2012. Income tax benefits decreased $1,112,000 as a result of the increase in taxable income in 2012 as compared with 2011.

Total assets at December 31, 2012 increased $760,365, as compared with December 31, 2011. Available for sale securities decreased $20,042,641 at December 31, 2012 as compared with

December 31, 2011 as securities previously pledged for public funds matured or were sold. Balances in our non-deposit sweep accounts, reported as Federal funds purchased and securities sold under agreements to repurchase, increased $36,632,956 primarily due to the addition of one new large customer. Borrowings from the FHLB decreased $45,411,637 at December 31, 2012 as compared with December 31, 2011 based on the liquidity needs of the bank subsidiary.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income, the amount by which interest income on loans, investments and other interest-earning assets exceeds interest expense on deposits and other borrowed funds, is the single largest component of the Company’s income. Management’s objective is to provide the largest possible amount of income while balancing interest rate, credit, liquidity and capital risk. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities combined with changes in market rates of interest directly affect net interest income. The Federal Open Market Committee (the “Committee”), a component of the Federal Reserve System, is charged under United States law with overseeing the nation’s open market operations by making key decisions about interest rates and the growth of the U.S. money supply. The Committee dropped the discount rate significantly in 2008 and has not adjusted the rate since that time, which impacted interest rates then and in succeeding years.

2012 as compared with 2011

The Company’s average interest-earning assets increased approximately $26,699,000, or 4%, from approximately $722,316,000 for 2011 to approximately $749,015,000 for 2012. The Company’s average balance sheet increased primarily as new loans have outpaced principal payments, maturities, charge-offs and foreclosures relating to existing loans. The average yield on earning assets decreased 18 basis points, from 3.57% for 2011 to 3.39% for 2012, with the biggest impact being to the yield on taxable available for sale securities. The Company’s investment and liquidity strategy has been to invest most of the proceeds from sales, calls and maturities of securities in similar securities. As a result, the yield on taxable available for sale securities decreased from 2.10% for 2011 to 1.71% for 2012. The Company has more recently purchased securities with maturities of up to fifteen years, with call provisions, to improve its yield on these assets. Future security purchases may be of shorter duration in anticipation of rising rates in 2015. The yield on loans has decreased due to the increase in loans on nonaccrual during 2011.

Average interest-bearing liabilities increased approximately $15,967,000, or 3%, from approximately $587,962,000 for 2011 to approximately $603,929,000 for 2012. The increase was primarily related to borrowings from the FHLB, which increased due to the liquidity needs of the bank subsidiary.

The average rate paid on interest-bearing liabilities decreased 20 basis points, from .54% for 2011 to .34% for 2012. Rates paid on deposit accounts and non-deposit accounts, which are reported as federal funds purchased and securities sold under agreements to repurchase, have decreased in 2012. The current unprecedented low rate environment which exists on a national and local level has caused customers to tolerate lower interest rates in return for less risk. The Company believes that it is unlikely that its cost of funds can be materially reduced further; however, any opportunity to do so will be considered.

The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 3.11% for the year ended December 31, 2012, down 2 basis points from 3.13% during 2011.

2011 as compared with 2010

The Company’s average interest-earning assets decreased approximately $31,744,000, or 4%, from approximately $754,060,000 for 2010 to approximately $722,316,000 for 2011. The Company’s average balance sheet shrunk primarily as principal payments, maturities, charge-offs and foreclosures relating to existing loans outpaced new loans during the first part of 2011. While the average balance sheet decreased for the year, loan demand increased during the last two quarters of 2011 which resulted in an increase in loans at December 31, 2011. The average yield on earning assets decreased 46 basis points, from 4.03% for 2010 to 3.57% for 2011, with the biggest impact being to the yield on taxable available for sale securities. The Company’s investment and liquidity strategy has been to invest most of the proceeds from sales, calls and maturities of securities in similar securities with a maturity of two years or longer, the interest rates on which have decreased dramatically. As a result, the yield on taxable available for sale securities decreased from 3.24% for 2010 to 2.10% for 2011. Beginning in the fourth quarter of 2010, Management began acquiring such securities with a maturity of five years or longer in order to improve the yield. The charge off of interest income on loans of $1,187,037 during 2011 reduced the average yield on earning assets by 16 basis points.

Average interest-bearing liabilities decreased approximately $25,195,000, or 4%, from approximately $613,157,000 for 2010 to approximately $587,962,000 for 2011. The average rate paid on interest-bearing liabilities decreased 21 basis points, from .75% for 2010 to .54% for 2011.

The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 3.13% for the year ended December 31, 2011, down 29 basis points from 3.42% during 2010, primarily due to the charge-off of interest income on loans and the decrease in yield on taxable available for sale securities.

The tables below analyze the changes in tax-equivalent net interest income for the years ended December 31, 2012 and 2011 and the years ended December 31, 2011 and 2010.

Analysis of Average Balances, Interest Earned/Paid and Yield

(In Thousands)

	2012			2011
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate

Loans (2)(3)	$430,205	$18,576	4.32%	$405,367	$17,923	4.42%

Federal Funds Sold	6,601	16	0.24%	2,857	7	0.25%

Held to Maturity:
Non taxable (1)	4,698	189	4.02%	1,882	107	5.69%

Available for Sale:
Taxable	264,248	4,527	1.71%	269,401	5,662	2.10%

Non taxable (1)	39,407	2,073	5.26%	39,941	2,041	5.11%

Other	3,856	15	0.39%	2,868	23	0.80%

Total	$749,015	$25,396	3.39%	$722,316	$25,763	3.57%

Savings & interest-bearing DDA	$230,829	$410	0.18%	$226,097	$819	0.36%

CD’s	149,560	1,090	0.73%	169,617	1,535	0.90%

Federal funds purchased and securities sold under agreements to repurchase	169,352	335	0.20%	154,423	638	0.41%

Borrowings from FHLB	54,188	233	0.43%	37,825	186	0.49%

Total	$603,929	$2,068	0.34%	$587,962	$3,178	0.54%

Net interest margin			3.11%			3.13%

Analysis of Average Balances, Interest Earned/Paid and Yield

(In Thousands)

	2011			2010
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate

Loans (2)(3)	$405,367	$17,923	4.42%	$436,393	$19,687	4.51%

Federal Funds Sold	2,857	7	0.25%	4,842	15	0.31%

Held to Maturity:
Non taxable (1)	1,882	107	5.69%	2,938	154	5.24%

Available for Sale:
Taxable	269,401	5,662	2.10%	264,927	8,589	3.24%

Non taxable (1)	39,941	2,041	5.11%	40,581	1,903	4.69%

Other	2,868	23	0.80%	4,379	26	0.59%

Total	$722,316	$25,763	3.57%	$754,060	$30,374	4.03%

Savings & interest- bearing DDA	$226,097	$819	0.36%	$217,531	$1,084	0.50%

CD’s	169,617	1,535	0.90%	190,718	2,173	1.14%

Federal funds purchased and securities sold under agreements to repurchase	154,423	638	0.41%	152,000	991	0.65%

Borrowings from FHLB	37,825	186	0.49%	52,908	352	0.67%

Total	$587,962	$3,178	0.54%	$613,157	$4,600	0.75%

Net interest margin			3.13%			3.42%

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2012, 2011 and 2010.

(2) Loan fees of $797, $647 and $611 for 2012, 2011 and 2010, respectively, are included in these figures.

(3) Includes nonaccrual loans.

Analysis of Changes In Interest Income and Expense (in thousands)

	For the Year Ended

	December 31, 2012 compared with December 31, 2011

	Volume	Rate	Rate/Volume	Total

Interest earned on:

Loans	$1,098	$(420)	$(25)	$653

Federal funds sold	9	(1)	1	9

Held to maturity securities:
Non taxable	160	(31)	(47)	82

Available for sale securities:
Taxable	(108)	(1,047)	20	(1,135)
Non taxable	(27)	60	(1)	32
Other	8	(12)	(4)	(8)

Total	$1,140	$(1,451)	$(56)	$(367)

Interest paid on:

Savings and interest-bearing DDA	$17	$(419)	$(7)	$(409)

CD’s	(182)	(299)	36	(445)

Federal funds purchased	62	(333)	(32)	(303)

Borrowings from FHLB	80	(23)	(10)	47

Total	$(23)	$(1,074)	$(13)	$(1,110)

Analysis of Changes in Interest Income and Expense (in thousands)

	For the Year Ended

	December 31, 2011 compared with December 31, 2010

	Volume	Rate	Rate/Volume	Total

Interest earned on:

Loans	$(1,399)	$(392)	$27	$(1,764)

Federal funds sold	(6)	(3)	1	(8)

Held to maturity securities:
Non taxable	(55)	13	(5)	(47)

Available for sale securities:
Taxable	145	(3,021)	(51)	(2,927)
Non taxable	(30)	171	(3)	138
Other	9	(9)	(3)	(3)

Total	$(1,336)	$(3,241)	$(34)	$(4,611)

Interest paid on:

Savings and interest-bearing DDA	$43	$(296)	$(12)	$(265)

CD’s	(240)	(447)	49	(638)

Federal funds purchased	16	(363)	(6)	(353)

Borrowings from FHLB	(100)	(92)	26	(166)

Total	$(281)	$(1,198)	$57	$(1,422)

Provision for Allowance for Losses on Loans

In the normal course of business, the Company assumes risk in extending credit to its customers. This credit risk is managed through compliance with the loan policy, which is approved by the Board of Directors. The policy establishes guidelines relating to underwriting standards, including but not limited to financial analysis, collateral valuation, lending limits, pricing considerations and loan grading. A loan review process further assists with evaluating credit quality and assessing potential performance issues. Loan delinquencies and deposit overdrafts are closely monitored in order to identify developing problems as early as possible. In addition, on a monthly basis the Company monitors its relationships with its loan customers in concentrated industries such as gaming and hotel/motel; as well as the exposure for out of area; residential and land development; construction and commercial real estate loans, and their direct and indirect impact on its operations. A monthly watch list of credits which pose a potential loss to the Company is prepared based on the loan grading system. This list forms the foundation of the Company’s allowance for loan loss computation.

Management relies on its guidelines and existing methodology to monitor the performance of its loan portfolio and to identify and estimate potential losses based on the best available information. The potential effect resulting from the economic downturn on a national and local level, the decline in real estate values and actual losses incurred by the Company were key factors in our analysis. Much of the Company’s loan portfolio is collateral-dependent, requiring careful consideration of changes in the value of the collateral. Note A to the Consolidated Financial Statements discloses a summary of the accounting principles applicable to impaired and nonaccrual loans as well as the allowance for loan losses. Note C to the Consolidated Financial Statements presents additional analyses of the composition, aging and performance of the loan portfolio as well as the transactions in the allowance for loan losses.

The decline in the value of real estate has negatively impacted the collateral relating to the Company’s residential and land development and real estate – mortgage portfolios. The Company’s evaluation of these portfolios and related collateral resulted in a significant increase in provisions for the residential and land development portfolio in 2010 and for the real estate-mortgage portfolio in 2011 and 2012. In the fourth quarter of 2012, a specific reserve of $1,100,000 was assigned to a gaming loan based on the decline in value of collateral securing the loan. The Company’s on-going, systematic evaluation resulted in the Company recording a total provision for loan losses of $4,264,000, $2,935,000 and $6,845,000 in 2012, 2011 and 2010, respectively.

The allowance for loan losses as a percentage of loans was 2.05%, 1.88% and 1.62% at December 31, 2012, 2011 and 2010, respectively. The Company’s analysis includes evaluating the current value of collateral securing all nonaccrual loans. Even though nonaccrual loans were $53,890,511 at December 31, 2012, only $1,776,700 in specific reserves has been allocated to these loans as collateral values appear sufficient to cover loan losses or the loan balances have been charged down to their realizable value. The Company believes that its allowance for loan losses is appropriate as of December 31, 2012.

The allowance for loan losses is an estimate, and as such, events may occur in the future which may affect its accuracy. The Company anticipates that it is possible that additional information will be gathered in the future which may require an adjustment to the allowance for loan losses. Management will continue to closely monitor its portfolio and take such action as it deems appropriate to accurately report its financial condition and results of operations.

Non-interest income

Total non-interest income decreased by $331,255 in 2012 as compared with 2011. Trust department income and fees increased $90,004 as a result of fees relating to several large estates. Service charges on deposit accounts increased $127,509 in 2012 as compared with 2011. This increase was the result of a decrease in NSF fees of $91,040, which were impacted by the local economy and customers opting out of overdraft protection for debit card transactions, and an increase in ATM fees of $217,077 as a result of the improvement in the local casinos at which the Company has off-site ATMs. Gains from sales and calls of securities increased $237,747 as sales were executed when proceeds would be maximized. The Company had a loss from impairment of other investments of $360,000 in 2012 and a loss on other investments of $84,480 in 2012 as compared with income of $96,969 in 2011. Results in 2011 included gains from death benefits from life insurance of $469,740. Other income increased $152,706 in 2012 as compared with 2011. This increase was primarily attributable to an increase in rental income of $49,801 as the Company was able to lease previously vacant property and gains of $31,380 on the sale of bank vehicles.

Total non-interest income decreased by $253,954 in 2011 as compared with 2010. Included in this decrease was a decrease in service charges on deposit accounts of $319,817 in 2011 as compared with 2010 as these fees were impacted by the local economy and customers opting out of overdraft protection for debit card transactions. During 2010, securities were sold at a gain of $1,690,670 as compared with only $1,126,055 in 2011 as the Company executed sales when it could maximize proceeds. As a result of the death of participants in the Company’s deferred compensation plans, bank owned life insurance was redeemed in 2011, resulting in a gain of $469,740. The Company’s other investments had a gain of $96,969 in 2011 as compared with a loss of $109,933 in 2010.

Non-interest expense

Total non-interest expense decreased by $3,503,894 in 2012 as compared with 2011. Salaries and employee benefits decreased $2,091,989 in 2012 as compared with 2011. Salaries decreased $723,389 in 2012 as compared with 2011 as the employee census continues to decrease from attrition and the impact of the 2011 voluntary early retirement package. Expenses relating to deferred compensation plans decreased $565,405 in 2012 as a result of the 2011 voluntary early retirement package. Expenses relating to the retiree health plan decreased $953,894 as a result of amendments made to the plan which require plan participants to utilize drug benefits and health insurance coverage available under Medicare. Equipment rentals, depreciation and maintenance decreased $226,109 in 2012 as compared with 2011. Rental expense decreased $113,492 in 2012 as the Company discontinued use of leased equipment during 2011. Depreciation on furniture and equipment decreased $156,500 as equipment replaced during the years after Hurricane Katrina becomes fully depreciated. Maintenance costs increased $49,383 as a result of the timing of work performed. Other expense decreased $1,269,744 for 2012 as compared with 2011. Included in other expense are data processing expense, which increased $576,309 as a result of the outsourcing of most of the bank’s I/T functions, and ORE expenses, which were $702,174 less in 2012 as compared with 2011 primarily as a result of a decrease in write downs of other real estate to fair value. Other expense also includes FDIC assessments, which decreased $1,184,865 in 2012 as compared with 2011 as a result of the change in estimate of the prepaid FDIC assessments as of December 31, 2012.

Total non-interest expense increased by $1,199,608 in 2011 as compared with 2010. Salaries and employee benefits increased $501,777 in 2011 as compared with 2010. While the Company had been able to reduce salaries and employee benefits through attrition in 2011 and 2010, current year expenses included additional costs of $851,406 relating to the voluntary early retirement program. Equipment rentals, depreciation and maintenance decreased $336,297 in 2011 as compared with 2010. Rental expense decreased $135,531 in 2011 as the Company discontinued use of leased equipment. Depreciation on furniture and equipment decreased $133,000 as equipment replaced during the years after Hurricane Katrina becomes fully depreciated. Maintenance costs decreased $59,766 as a result of a number of cost saving measures. Other expense increased $1,048,202 for 2011 as compared with 2010. Included in other expense are data processing expense, which increased $291,359 as a result of the outsourcing of most of the bank’s I/T functions, and ORE expenses, which were $938,486 more in 2011 as compared with 2010 primarily as a result of write downs of $711,006. Other expense also includes FDIC and state banking assessments. Based on formulas determined by those agencies, the bank subsidiary was assessed $177,940 more in 2011 than in the previous year. These increases in other expenses were partially reduced by the decrease in advertising and legal costs. Advertising expenses decreased $74,018 in 2011 as a result of cost saving measures. Legal fees decreased $176,756 in 2011 as compared with 2010 due to the resolution of a number of non-performing loan issues.

Income Taxes

Income taxes have been impacted by non-taxable income and federal tax credits during 2012, 2011 and 2010, respectively. Note J to the Consolidated Financial Statements presents a reconciliation of income taxes for these three years.

FINANCIAL CONDITION

Available for sale securities decreased $20,042,641 at December 31, 2012, compared with December 31, 2011. The Company reduced its investment in these securities during the last quarter of 2012 as pledging requirements for public funds decreased.

The held to maturity portfolio increased $5,696,534 at December 31, 2012, compared with December 31, 2011, as the Company opted to classify some of its investment purchases during the current year as held to maturity.

Other investments decreased $480,480 at December 31, 2012, compared with December 31, 2011. This decrease was the result of a loss from the impairment of these investments of $360,000 and a loss of $84,480 from these investments in 2012.

The Company decreased its investment in FHLB common stock by $201,200 as a result of a reduced need to borrow from FHLB at December 31, 2012 as compared with December 31, 2011.

Bank premises decreased $1,812,972 at December 31, 2012 as compared with December 31, 2011 as a result of depreciation.

Other real estate increased by $854,946 at December 31, 2012 as compared with December 31, 2011. During 2012, loans totaling $2,576,000 were transferred into ORE, write downs of $153,000 were charged to earnings and ORE totaling $1,567,000 was sold. The Company is working diligently and prudently to reduce this portfolio.

Accrued interest receivable increased $197,179 at December 31, 2012 as compared with December 31, 2011. This increase is attributable to an increase in accrued interest on available for sale securities. During 2012, the Company invested in securities with extended maturities in order to increase yield.

Cash surrender value of life insurance increased $664,447 at December 31, 2012 as compared with December 31, 2011 as primarily as a result of income earned on the life insurance.

Prepaid FDIC assessments decreased $391,510 at December 31, 2012 as compared with December

31, 2011 as a result of the amortization of these costs. This decrease was affected by the change in estimate of prepaid FDIC assessments as of December 31, 2012.

Other assets increased $1,230,609 at December 31, 2012 as compared with December 31, 2011 as deferred taxes were impacted by the increase in liabilities for employee benefit plans and depreciation.

Total deposits increased $7,280,166 at December 31, 2012, as compared with December 31, 2011. Fluctuations in total deposits and among the different types of deposits represent recurring activity for the Company as customers in the gaming industry and state, county and municipal entities reallocate their resources periodically. The Company anticipates that deposits will continue at or slightly above their present level during 2013.

Federal funds purchased and securities sold under agreements to repurchase, which includes non-deposit accounts, increased $36,632,956 at December 31, 2012 as compared with December 31, 2011, primarily due to one new large customer.

Borrowings from the Federal Home Loan Bank decreased $45,411,637 at December 31, 2012 as compared with December 31, 2011 based on the liquidity needs of the bank subsidiary.

Employee and director benefit plans liabilities increased $851,512 at December 31, 2012, as compared with December 31, 2011 due to deferred compensation benefits earned by officers and directors during 2012.

Other liabilities increased $105,503 at December 31, 2012 as compared with December 31, 2011. At December 31, 2011, the Company had accrued $513,692 for dividends payable in 2012 while the dividend declared in December 2012 was paid on December 31, 2012. Other liabilities at December 31, 2012 included an increase in income taxes payable of $215,000 as taxable income was higher in 2012 as compared to 2011 and an increase in the retiree health plan liability of $404,229 as compared with December 31, 2011.

SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY

Strength, security and stability have been the hallmark of the Company since its founding in 1985 and of its bank subsidiary since its founding in 1896. A strong capital foundation is fundamental to the continuing prosperity of the Company and the security of its customers and shareholders. The primary and risk-based capital ratios are important indicators of the strength of a Company’s capital. These figures are presented in Item 6, “Selected Financial Data,” in this Annual Report on Form 10-K.

The measure of capital adequacy which is currently used by Management to evaluate the strength of the Company’s capital is the primary capital ratio which was 14.71 % at December 31, 2012, which is well above the regulatory minimum of 6.00%. Management continues to emphasize the importance of maintaining the appropriate capital levels of the Company and has established the goal of maintaining its primary capital ratio at 8.00%, which is the minimum requirement for classification as being “well-capitalized” by the banking regulatory authorities.

Significant transactions affecting shareholders’ equity during 2012 are described in “Note K – Shareholders’ Equity” in Item 8 in this Annual Report on Form 10-K. The Statement of Changes in Shareholders’ Equity also presents all activity in the Company’s equity accounts and can be found in Item 8 in this Annual Report on Form 10-K.

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

LIQUIDITY

Liquidity represents the Company’s ability to adequately provide funds to satisfy demands from depositors, borrowers and other commitments by either converting assets to cash or accessing new or existing sources of funds. “Note M – Financial Instruments with Off-Balance-Sheet Risk” to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K discloses information relating to financial instruments with off-balance-sheet risk, including letters of credit and outstanding unused loan commitments. The Company closely monitors the potential effects of funding these commitments on its liquidity position. Management monitors these funding requirements in such a manner as to satisfy these demands and to provide the maximum return on its earning assets.

The Company monitors and manages its liquidity position diligently through a number of methods, including the computation of liquidity risk targets and the preparation of various analyses of its funding sources and utilization of those sources on a monthly basis. The Company also uses proforma liquidity projections which are updated on a continuous basis in the management of its liquidity needs and also conducts contingency testing on its liquidity plan. The Company has also been approved to participate in the Federal Reserve’s Discount Window Primary Credit Program, which it intends to use only as a contingency. Management carefully monitors its liquidity needs, particularly relating to potentially volatile deposits, and the Company has encountered no problems with meeting its liquidity needs.

Deposits, payments of principal and interest on loans, proceeds from maturities of investment securities and earnings on investment securities are the principal sources of funds for the Company. The Company also uses other sources of funds, including borrowings from the Federal Home Loan Bank. The Company generally anticipates relying on deposits, purchases of federal funds and advances from the Federal Home Loan Bank for its liquidity needs in 2013.

OFF-BALANCE SHEET ARRANGEMENTS

The Company is a party to off-balance-sheet arrangements in the normal course of business to meet the financing needs of its customers. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet arrangements. Since some of the commitments and irrevocable letters of credit may expire without being drawn upon, the total amount does not necessarily represent future cash requirements. As discussed previously, the Company carefully monitors its liquidity needs and considers its cash requirements, especially for loan commitments, in making decisions on investments and obtaining funds from its other sources. Further information relating to off-balance-sheet instruments can be found in “Note M – Financial Instruments with Off-Balance-Sheet Risk” to the 2012 Consolidated Financial Statements in Item 8 in this Annual Report on Form 10-K.

CONTRACTUAL OBLIGATIONS

The Company’s long-term contractual obligations relate to its borrowings from the Federal Home Loan Bank and the maturities of certificates of deposits. Information relating the maturity of these obligations is found in Item  7a below.

ITEM 7a - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market prices and rates. Interest rate risk is the most significant market risk affecting the Company. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company’s business activities. Also, the Company does not currently, and has no plans to, engage in trading activities or use derivative or off-balance sheet instruments to manage interest rate risk.

The Company has risk management policies in place to monitor and limit exposure to market risk. The Asset/Liability Committee (“ALCO Committee”), whose members include the chief executive officer, the executive vice president, the chief credit officer, the chief financial officer and the investment officers of the bank subsidiary, is responsible for the day-to-day operating guidelines, approval of strategies affecting net interest income and coordination of activities within policy limits established by the Board of Directors based on the Company’s tolerance for risk. Specifically, the key objectives of the Company’s asset/liability management program are to manage the exposure of planned net interest margins to unexpected changes due to interest rate fluctuations. These efforts will also affect loan pricing policies, deposit interest rate policies, asset mix and volume guidelines and liquidity. The ALCO Committee utilizes a number of tools in its activities, including software to assist with interest rate risk management and balance sheet management. The ALCO Committee reports to the Board of Directors on a quarterly basis.

The Company has implemented a conservative approach to its asset/liability management. The net interest margin is managed on a daily basis largely as a result of the management of the liquidity needs of the bank subsidiary. The Company generally follows a policy of investing in short term U.S. Agency securities with maturities of two years or more. Due to the low interest rate environment, the duration of investments has been extended to fifteen years with call provisions. The loan portfolio consists of a 40% /60% blend of fixed and floating rate loans. It is the general loan policy to offer loans with maturities of five years or less; however the market is now dictating floating rate terms to be extended to fifteen years. On the liability side, more than 70% of the deposits are demand and savings transaction accounts. Additionally, 89% of the certificates of deposit mature within eighteen months. Since the Company’s deposits are generally not rate-sensitive, they are considered to be core deposits. The short term nature of the financial assets and liabilities allows the Company to meet the dual requirements of liquidity and interest rate risk management.

The interest rate sensitivity tables on the next page provide additional information about the Company’s financial instruments that are sensitive to changes in interest rates. The negative gap in 2013 is mitigated by the nature of the Company’s deposits, whose characteristics have been previously described. The tabular disclosure reflects contractual interest rate repricing dates and contractual maturity dates. Loan maturities have been adjusted for reserve for loan losses. There have been no adjustments for such factors as prepayment risk, early calls of investments, the effect of the maturity of balloon notes or the early withdrawal of deposits. The Company does not believe that the aforementioned factors have a significant impact on expected maturity.

Interest rate sensitivity at December 31, 2012 and 2011 was as follows (in thousands):

December 31, 2012:	2013	2014	2015	2016	2017	Beyond	Total	Fair Value

Loans, net	$265,343	$24,188	$22,805	$27,768	$26,879	$55,243	$422,226	$425,627
Average rate	4.83%	6.15%	6.09%	5.34%	5.32%	4.49%	5.04%

Securities	7,191	15,694	10,453	22,159	12,392	203,942	271,831	271,931
Average rate	3.35%	1.90%	2.54%	1.77%	2.62%	2.47%	2.31%

Total Financial Assets	272,534	39,882	33,258	49,927	39,271	259,185	694,057	697,558
Average rate	4.82%	5.44%	5.52%	4.59%	4.82%	3.14%	4.42%

Deposits	348,696	8,166	4,581	7,000	4,667		373,110	376,209
Average rate	4.69%	2.04%	1.77%	1.31%	1.31%		4.49%

Federal funds purchased and securities sold under agreements to repurchase	194,234						194,234	194,234
Average Rate	0.20%						0.20%

Borrowings from FHLB	230	239	239	239	5,236	1,729	7,912	10,271
Average rate	4.89%	4.60%	4.60%	4.60%	3.56%	4.60%	4.60%

Total Financial Liabilities	543,160	8,405	4,820	7,239	9,903	1,729	575,256	580,714
Average rate	4.59%	2.20%	2.11%	1.66%	3.00%	4.60%	4.40%

December 31, 2011:	2012	2013	2014	2015	2016	Beyond	Total	Fair Value

Loans, net	$279,302	$27,756	$35,559	$18,707	$22,032	$40,991	$424,347	$427,881
Average rate	4.81%	6.58%	6.19%	6.14%	4.96%	5.28%	5.22%

Securities	41,762	7,203	21,725	36,278	42,959	136,931	286,858	286,932
Average rate	1.55%	3.35%	1.90%	1.90%	1.69%	3.00%	2.72%

Total Financial Assets	321,064	34,959	57,284	54,985	64,991	177,922	711,205	714,813
Average rate	4.66%	6.20%	5.13%	4.55%	3.65%	3.79%	4.57%

Deposits	352,601	11,153	3,012	1,915	2,177		370,858	372,019
Average rate	1.54%	1.40%	2.18%	1.98%	1.98%		1.55%

Federal funds purchased and securities sold under agreements to repurchase	157,601						157,601	157,601
Average Rate	0.16%						0.16%

Borrowings from FHLB	50,421	235	235	235	235	1,963	53,324	55,014
Average rate	0.62%	4.61%	4.61%	4.61%	4.61%	4.61%	1.82%

Total Financial Liabilities	560,623	11,388	3,247	2,150	2,412	1,963	581,783	581,634
Average rate	1.43%	1.61%	2.52%	2.56%	2.51%	4.61%	1.54%

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Condition as of December 31, 2012, 2011 and 2010

Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010

Notes to the Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition

December 31,	2012	2011	2010

Assets
Cash and due from banks	$54,019,718	$36,928,657	$24,146,939

Available for sale securities	258,875,840	278,918,481	287,078,463

Held to maturity securities, fair value of $7,225,413 - 2012; $1,492,374 - 2011; $2,010,430 - 2010	7,125,421	1,428,887	1,914,879

Other investments	3,449,820	3,930,300	3,926,371

Federal Home Loan Bank Stock, at cost	2,379,500	2,580,700	2,281,200

Loans	431,083,004	432,407,286	409,898,757

Less: Allowance for loan losses	8,856,948	8,135,622	6,650,258

Loans, net	422,226,056	424,271,664	403,248,499

Bank premises and equipment, net of accumulated depreciation	26,222,336	28,035,308	29,756,239

Other real estate	7,008,184	6,153,238	5,744,150

Accrued interest receivable	2,895,420	2,698,241	3,292,430

Cash surrender value of life insurance	16,860,815	16,196,368	15,951,117

Prepaid FDIC assessments	1,704,810	2,096,320	3,652,972

Other assets	2,144,535	913,926	5,552,225

Total assets	$804,912,455	$804,152,090	$786,545,484

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition (continued)

December 31,	2012	2011	2010

Liabilities and Shareholders’ Equity
Liabilities:

Deposits:

Demand, non-interest bearing	$102,609,051	$97,581,073	$108,277,985

Savings and demand, interest bearing	232,400,896	205,318,859	193,631,209

Time, $100,000 or more	94,605,926	115,014,220	134,667,660

Other time deposits	46,103,375	50,524,930	47,562,661

Total deposits	475,719,248	468,439,082	484,139,515

Federal funds purchased and securities sold under agreements to repurchase	194,233,923	157,600,967	140,102,019

Borrowings from Federal Home Loan Bank	7,911,931	53,323,568	42,957,016

Employee and director benefit plans liabilities	12,162,119	11,310,607	9,905,732

Other liabilities	4,131,068	4,025,565	8,084,340

Total liabilities	694,158,289	694,699,789	685,188,622

Shareholders’ Equity:
Common stock, $1 par value, 15,000,000 shares authorized, 5,136,918 shares issued and outstanding at December 31, 2012 and 2011 and 5,151,139 at December 31, 2010, respectively	5,136,918	5,136,918	5,151,139

Surplus	65,780,254	65,780,254	65,780,254

Undivided profits	34,964,301	33,350,861	33,302,381

Accumulated other comprehensive income (loss), net of tax	4,872,693	5,184,268	(2,876,912)

Total shareholders’ equity	110,754,166	109,452,301	101,356,862

Total liabilities and shareholders’ equity	$804,912,455	$804,152,090	$786,545,484

See notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Income

Years Ended December 31,	2012	2011	2010

Interest income:

Interest and fees on loans	$18,576,449	$17,923,213	$19,687,441

Interest and dividends on securities:

U. S. Treasuries	462,635	235,494	471,051

U.S. Government agencies	3,777,477	5,320,452	7,598,366

Mortgage-backed securities	287,387	105,905	518,924

States and politicial subdivisions	1,492,883	1,417,445	1,357,642

Other investments	15,062	23,130	26,078

Interest on federal funds sold	16,152	6,936	15,263

Total interest income	24,628,045	25,032,575	29,674,765

Interest expense:

Deposits	1,499,556	2,353,878	3,257,391

Borrowings from Federal Home Loan Bank	232,694	185,925	351,883

Federal funds purchased and securities sold under agreements to repurchase	334,958	638,286	991,438

Total interest expense	2,067,208	3,178,089	4,600,712

Net interest income	22,560,837	21,854,486	25,074,053

Provision for allowance for losses on loans	4,264,000	2,935,000	6,845,000

Net interest income after provision for allowance for losses on loans	$18,296,837	$18,919,486	$18,229,053

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Income (continued)

Years Ended December 31,	2012	2011	2010

Non-interest income:

Trust department income and fees	1,458,322	1,368,318	1,354,338

Service charges on deposit accounts	5,910,825	5,783,316	6,103,133

Gain on liquidation, sales and calls of securities	1,363,802	1,126,055	1,690,670

Loss on impairment of other investments	(360,000)

Income (loss) on other investments	(84,480)	96,969	(109,933)

Increase in cash surrender value of life insurance	573,237	501,268	531,283

Gain on death benefits from life insurance		469,740

Other income	667,245	514,540	544,669

Total non-interest income	9,528,951	9,860,206	10,114,160

Non-interest expense:

Salaries and employee benefits	11,991,516	14,083,505	13,581,728

Net occupancy	2,433,977	2,350,029	2,364,103

Equipment rentals, depreciation and maintenance	3,106,237	3,332,346	3,668,643

Other expense	7,745,234	9,014,978	7,966,776

Total non-interest expense	25,276,964	28,780,858	27,581,250

Income (loss) before income taxes	2,548,824	(1,166)	761,963

Income tax benefit	92,000	1,204,000	723,000

Net income	$2,640,824	$1,202,834	$1,484,963

Basic and diluted earnings per share	$.51	$.23	$.29

Dividends declared per share	$.20	$.19	$.20

See notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

Years Ended December 31,	2012	2011	2010

Net income	$2,640,824	$1,202,834	$1,484,963

Other comprehensive income (loss), net of tax:

Net unrealized gain (loss) on available for sale securities, net of tax of $440,622, $2,897,176 and $705,978 for the years ended December 31, 2012, 2011 and 2010, respectively	855,325	5,623,908	(1,370,429)

Reclassification adjustment for realized gains on available for sale securities called or sold in current year, net of tax of $463,693, $382,859 and $574,828 for the years ended December 31, 2012, 2011 and 2010, respectively	(900,109)	(743,196)	(1,115,842)

Gain (loss) from unfunded post-retirement benefit obligation, net of tax of $137,438, $1,638,422 and $99,568 for the years ended December 31, 2012, 2011 and 2010, respectively	(266,791)	3,180,468	(193,281)

Total other comprehensive (loss)	(311,575)	8,061,180	(2,679,552)

Total comprehensive income (loss)	$2,329,249	$9,264,014	$(1,194,589)

See notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

	Number of Common Shares	Common Stock	Surplus	Undivided Profits	Accumulated Other Comprehensive Income	Total

Balance, January 1, 2010	5,151,697	$5,151,697	$65,780,254	$32,853,346	$(197,360)	$103,587,937

Net income				1,484,963		1,484,963

Other comprehensive loss, net of tax					(2,679,552)	(2,679,552)

Cash dividend ($.11 per share)				(566,687)		(566,687)

Dividend declared ($.09 per share)				(462,323)		(462,323)

Retirement of stock	(558)	(558)		(6,918)		(7,476)

Balance, December 31, 2010	5,151,139	5,151,139	65,780,254	33,302,381	(2,876,912)	101,356,862

Net income				1,202,834		1,202,834

Other comprehensive income, net of tax					8,061,180	8,061,180

Cash dividend ($.09 per share)				(462,323)		(462,323)

Dividend declared ($.10 per share)				(513,692)		(513,692)

Retirement of stock	(14,221)	(14,221)		(178,339)		(192,560)

Balance, December 31, 2011	5,136,918	5,136,918	65,780,254	33,350,861	5,184,268	109,452,301

Net income				2,640,824		2,640,824

Other comprehensive income, net of tax					(311,575)	(311,575)

Cash dividend ($.20 per share)				(1,027,384)		(1,027,384)

Balance, December 31, 2012	5,136,918	$5,136,918	$65,780,254	$34,964,301	$4,872,693	$110,754,166

See notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31,	2012	2011	2010

Cash flows from operating activities:

Net income	$2,640,824	$1,202,834	$1,484,963

Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	2,048,000	2,210,000	2,351,000
Provision for allowance for losses on loans	4,264,000	2,935,000	6,845,000
Writedown of other real estate	153,300	711,006	77,350
Loss on sales of other real estate	21,270	180,390	86,850
Loss on impairment of other investments	360,000
(Income) loss on other investments	84,480	(96,969)	109,933
Accretion of held to maturity securities	(1,454)	(2,736)	(2,833)
Gain on liquidation, sales and calls of securities	(1,363,802)	(1,126,055)	(1,690,670)
Gain on death benefits from life insurance		(469,740)
Increase in cash surrender value of life insurance	(573,237)	(501,268)	(531,283)
Change in accrued interest receivable	(197,179)	594,189	1,354,322
Change in other assets	600,601	4,061,169	(1,322,873)
Change in other liabilities	(210,909)	95,700	1,084,581

Net cash provided by operating activities	$7,825,894	$9,793,520	$9,846,340

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

Years Ended December 31,	2012	2011	2010

Cash flows from investing activities:
Proceeds from maturities, liquidation, sales and calls of available for sale securities	$358,403,846	$358,537,612	$403,092,553
Purchases of available for sale securities	(337,067,062)	(341,857,583)	(380,565,980)
Proceeds from maturities of held to maturity securities	169,998	488,728	1,289,920
Purchases of held to maturity securities	(5,865,078)
Purchases of Federal Home Loan Bank Stock		(299,500)
Redemption of Federal Home Loan Bank Stock	201,200		2,734,700
Redemption of other investments	36,000	93,040
Proceeds from sales of other real estate	1,546,004	1,921,026	1,328,000
Loans, net change	(4,793,912)	(27,179,675)	41,339,949
Acquisition of premises and equipment	(235,028)	(489,069)	(688,355)
Proceeds from death benefits from life insurance		804,883
Investment in cash surrender value of life insurance	(91,211)	(79,125)	(91,941)

Net cash provided by (used in) investing activities	12,304,757	(8,059,663)	68,438,846

Cash flows from financing activities:
Demand and savings deposits, net change	32,110,015	990,738	(799,677)
Time deposits, net change	(24,829,849)	(16,691,171)	14,237,763
Cash dividends	(1,541,075)	(924,646)	(1,081,857)
Retirement of common stock		(192,560)	(7,476)
Borrowings from Federal Home Loan Bank	2,246,716,791	500,974,555	775,907,492
Repayments to Federal Home Loan Bank	(2,292,128,428)	(490,608,003)	(837,220,928)
Federal funds purchased and securities sold under agreements to repurchase, net change	36,632,956	17,498,948	(34,328,858)

Net cash provided by (used in) financing activities	(3,039,590)	11,047,861	(83,293,541)

Net increase (decrease) in cash and cash equivalents	17,091,061	12,781,718	(5,008,355)
Cash and cash equivalents, beginning of year	36,928,657	24,146,939	29,155,294

Cash and cash equivalents, end of year	$54,019,718	$36,928,657	$24,146,939

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE A – BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Business of The Company

Peoples Financial Corporation (the “Company”) is a one-bank holding company headquartered in Biloxi, Mississippi. Its two operating subsidiaries are The Peoples Bank, Biloxi, Mississippi (the “Bank”), and PFC Service Corp. Its principal subsidiary is the Bank, which provides a full range of banking, financial and trust services to state, county and local government entities and individuals and small and commercial businesses operating in those portions of Mississippi, Louisiana and Alabama which are within a fifty mile radius of the Waveland, Wiggins and Gautier branches, the Bank’s three most outlying locations (the “trade area”).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Basis of Accounting

The Company and its subsidiaries recognize assets and liabilities, and income and expense, on the accrual basis of accounting. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determination of the allowance for loan losses, the valuation of other real estate acquired in connection with foreclosure or in satisfaction of loans, assumptions relating to employee benefit plan liabilities and valuation allowances associated with the realization of deferred tax assets, which are based on future taxable income.

New Accounting Pronouncements

The Company adopted ASU 2011-05 – Amendments to Topic 220, Comprehensive Income (“ASU 2011-05”) during 2012. ASU 2011-05 grants an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. The Company has chosen to report comprehensive income in a separate statement in its 2012 financial statements.

There were no other new accounting standards adopted by the Company during 2012.

Cash and Due from Banks

The Company is required to maintain average reserve balances in its vault or on deposit with the Federal Reserve Bank. The average amount of these reserve requirements was approximately $566,000, $701,000 and $587,000 for the years ending December 31, 2012, 2011 and 2010, respectively.

Securities

The classification of securities is determined by Management at the time of purchase. Securities are classified as held to maturity when the Company has the positive intent and ability to hold the security until maturity. Securities held to maturity are stated at amortized cost. Securities not classified as held to maturity are classified as available for sale and are stated at fair value. Unrealized gains and losses, net of tax, on these securities are recorded in shareholders’ equity as accumulated other comprehensive income. The amortized cost of available for sale securities and held to maturity securities is adjusted for amortization of premiums and accretion of discounts to maturity, determined using the interest method. Such amortization and accretion is included in interest income on securities. A decline in the market value of any investment below cost that is deemed to be other-than-temporary is charged to earnings for the decline in value deemed to be credit related and a new cost basis in the security is established. The decline in value attributed to non-credit related factors is recognized in other comprehensive income. In estimating other-than-temporary losses, management considers the length of time and the extent to which the fair value has been less than cost, the financial condition and nature of the issuer, the cause of the decline, especially if related to a change in interest rates, and the intent and ability of the Company to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The specific identification method is used to determine realized gains and losses on sales of securities, which are reported as gain (loss) on sale and calls of securities in non-interest income.

Other Investments

Other investments include a low income housing partnership in which the Company is a 99% limited partner. The partnership has qualified to receive annual low income housing federal tax credits that are recognized as a reduction of the current tax expense. The investment is accounted for using the equity method.

Federal Home Loan Bank Stock

The Company is a member of the Federal Home Loan Bank of Dallas (“FHLB”) and as such is required to maintain a minimum investment in its stock that varies with the level of FHLB advances outstanding. The stock is bought from and sold to the FHLB based on its $100 par value. The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated for impairment in accordance with GAAP.

Loans

The loan portfolio consists of commercial and industrial and real estate loans within the Company’s trade area that we have the intent and ability to hold for the foreseeable future or until maturity. The loan policy establishes guidelines relating to pricing, repayment terms, collateral standards including loan to value limits, appraisal and environmental standards, lending authority, lending limits and documentation requirements.

Loans are stated at the amount of unpaid principal, reduced by unearned income and the allowance for loan losses. Interest on loans is recognized on a daily basis over the terms of each loan based on the unpaid principal balance. Loan origination fees are recognized as income when received. Revenue from these fees is not material to the financial statements.

The Company continuously monitors its relationships with its loan customers in concentrated industries such as gaming and hotel/motel, as well as the exposure for out of area, land, development, construction and commercial real estate loans, and their direct and indirect impact on its operations. Loan delinquencies and deposit overdrafts are monitored on a monthly basis in order to identify developing problems as early as possible. Also on a monthly basis, a watch list of credits based on our loan grading system is prepared. Grades of A – F are applied to individual loans based on factors including repayment ability, financial condition of the borrower and payment performance. Loans with a grade of D – F, as well as some with a grade of C, are placed on the watch list of credits. The watch list is the primary tool for monitoring the credit quality of the loan portfolio. Once loans are determined to be past due, the loan officer and the loan collection department work vigorously to return the loans to a current status.

The Company places loans on a nonaccrual status when, in the opinion of Management, they possess sufficient uncertainty as to timely collection of interest or principal so as to preclude the recognition in reported earnings of some or all of the contractual interest. Accrued interest on loans classified as nonaccrual is reversed at the time the loans are placed on nonaccrual. Interest received on nonaccrual loans is applied against principal. Loans are restored to accrual status when the obligation is brought current or has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt. The placement of loans on and removal of loans from nonaccrual status must be approved by Management.

Loans which become 90 days delinquent are reviewed relative to collectability. Unless such loans are in the process of terms revision to bring them to a current status or foreclosure or in the process of collection, these loans are placed on nonaccrual and, if deemed uncollectible, are charged off against the allowance account. That portion of a loan which is deemed uncollectible will be charged off against the allowance as a partial charge off. All charge offs must be approved by Management and are reported to the Board of Directors.

Allowance for Loan Losses

The allowance for loan losses (“ALL”) is a valuation account available to absorb losses on loans.

The ALL is established through provisions for loan losses charged against earnings. Loans deemed to be uncollectible are charged against the ALL, and subsequent recoveries, if any, are credited to the allowance.

The ALL is based on Management’s evaluation of the loan portfolio under current economic conditions and is an amount that Management believes will be adequate to absorb probable losses on loans existing at the reporting date. On a quarterly basis, the Company’s problem asset committee meets to review the watch list of credits, which is formulated from the loan grading system. Members of this committee include loan officers, collection officers, the special assets director, the chief lending officer, the chief credit officer, the chief financial officer and the chief executive officer. The evaluation includes Management’s assessment of several factors: review and evaluations of specific loans, changes in the nature and volume of the loan portfolio, current and anticipated economic conditions and the related impact on specific borrowers and industry groups, a study of loss experience, a review of classified, nonperforming and delinquent loans, the estimated value of any underlying collateral, an estimate of the possibility of loss based on the risk characteristics of the portfolio, adverse situations that may affect the borrower’s ability to repay and the results of regulatory examinations. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change.

The ALL consists of specific and general components. The specific component relates to loans that are classified as impaired. The general component of the allowance relates to loans that are not impaired. Changes to the components of the ALL are recorded as a component of the provision for loan losses. Management must approve changes to the ALL and must report its actions to the Board of Directors. The Company believes that its allowance for loan losses is appropriate at December 31, 2012.

The Company considers a loan to be impaired when, based upon current information and events, it believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company’s impaired loans include troubled debt restructurings and performing and non-performing major loans for which full payment of principal or interest is not expected. A loan may be impaired but not on nonaccrual status when available information suggests that it is probable that the Bank may not receive all contractual principal and interest, however, the loan is still current and payments are received in accordance with the terms of the loan. Payments received for impaired loans not on nonaccrual status are applied to principal and interest.

All impaired loans are reviewed, at a minimum, on a quarterly basis. The Company calculates the specific allowance required for impaired loans based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of its collateral. Most of the Company’s impaired loans are collateral-dependent.

The fair value of the collateral for collateral-dependent loans is based on appraisals performed by third-party valuation specialists, comparable sales and other estimates of fair value obtained principally from independent sources such as the Multiple Listing Service or county tax assessment valuations, adjusted for estimated selling costs. The Company has a Real Estate Appraisal Policy

(the “Policy”) which is in compliance with the guidelines set forth in the “Interagency Appraisal and Evaluation Guidelines” which implement Title XI of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) and the revised “Interagency Appraisal and Evaluation Guidelines” issued in 2010. The Policy further requires that appraisals be in writing and conform to the Uniform Standards of Professional Appraisal Practice (“USPAP”). An appraisal prepared by a state-licensed or state-certified appraiser is required on all new loans secured by real estate in excess of $250,000. Loans secured by real estate in an amount of $250,000 or less, or that qualify for an exemption under FIRREA, must have a summary appraisal report or in-house evaluation, depending on the facts and circumstances. Factors including the assumptions and techniques utilized by the appraiser, which could result in a downward adjustment to the collateral value estimates indicated in the appraisal, are considered by the Company.

When Management determines that a loan is impaired and the loan is collateral-dependent, an evaluation of the fair value of the collateral is performed. The Company maintains established criteria for assessing whether an existing appraisal continues to reflect the fair value of the property for collateral-dependent loans. Appraisals are generally considered to be valid for a period of at least twelve months. However, appraisals that are less than 12 months old may need to be adjusted. Management considers such factors as the property type, property condition, current use of the property, current market conditions and the passage of time when determining the relevance and validity of the most recent appraisal of the property. If Management determines that the most recent appraisal is no longer valid, a new appraisal is ordered from an independent and qualified appraiser.

During the interim period between ordering and receipt of the new appraisal, Management considers if the existing appraisal should be discounted to determine the estimated fair value of collateral. Discounts are applied to the existing appraisal and take into consideration the property type, condition of the property, external market data, internal data, reviews of recently obtained appraisals and evaluations of similar properties, comparable sales of similar properties and tax assessment valuations. When the new appraisal is received and approved by Management, the valuation stated in the appraisal is used as the fair value of the collateral in determining impairment, if any. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance is required as a specific component of the allowance for loan losses. Any specific reserves recorded in the interim are adjusted accordingly.

The general component of the ALL is the loss estimated by applying historical loss percentages to non-classified loans which have been divided into segments. These segments include gaming; residential and land development, real estate, construction; real estate, mortgage; commercial and industrial and all other. The loss percentages are based on each segment’s historical five year average loss experience which may be adjusted by qualitative factors such as changes in the general economy, or economy or real estate market in a particular geographic area or industry.

Bank Premises and Equipment

Bank premises and equipment are stated at cost, less accumulated depreciation. Depreciation is computed by the straight-line method based on the estimated useful lives of the related assets.

Other Real Estate

Other real estate (“ORE”) includes real estate acquired through foreclosure. Each other real estate property is carried at fair value, less estimated costs to sell. Fair value is principally based on appraisals performed by third-party valuation specialists. Any excess of the carrying value of the related loan over the fair value of the real estate at the date of foreclosure is charged against the ALL. Any expense incurred in connection with holding such real estate or resulting from any writedowns in value subsequent to foreclosure is included in noninterest expense. When the other real estate property is sold, a gain or loss is recognized on the sale for the difference, if any, between the sales proceeds and the carrying amount of the property. If the fair value of the ORE, less estimated costs to sell at the time of foreclosure, decreases during the holding period, the ORE is written down with a charge to noninterest expense. Generally, ORE properties are actively marketed for sale and Management is continuously monitoring these properties in order to minimize any losses.

Trust Department Income and Fees

Corporate trust fees are accounted for on an accrual basis and personal trust fees are recorded when received.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Additionally, the recognition of future tax benefits, such as net operating loss carry forwards, is required to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the assets and liabilities are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

In the event the future tax consequences of differences between the financial reporting bases and the tax bases of the Company’s assets and liabilities results in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such asset is required. A valuation allowance is provided for the portion of the deferred tax asset when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies. The Company currently evaluates income tax positions judged to be uncertain. A loss contingency reserve is accrued if it is probable that the tax position will be challenged, it is probable that the future resolution of the challenge will confirm that a loss has been incurred and the amount of such loss can be reasonably estimated.

Post-Retirement Benefit Plan

The Company accounts for its post-retirement benefit plan under Accounting Standards Codification (“Codification” or “ASC”) Topic 715, Retirement Benefits (“ASC 715”). The under or over funded status of the Company’s post-retirement benefit plan is recognized as a liability or asset in the statement of condition. Changes in the plan’s funded status are reflected in other comprehensive income. Net actuarial gains and losses and adjustments to prior service costs that are not recorded as components of the net periodic benefit cost are charged to other comprehensive income.

Leases

All leases are accounted for as operating leases in accordance with the terms of the leases.

Earnings Per Share

Basic and diluted earnings per share are computed on the basis of the weighted average number of common shares outstanding, 5,136,918, in 2012 and 2011, and 5,151,661 in 2010, respectively.

Accumulated Other Comprehensive Income

At December 31, 2012, 2011 and 2010, accumulated other comprehensive income (loss) consisted of net unrealized gains (losses) on available for sale securities and over (under) funded liabilities related to the Company’s post-retirement benefit plan.

Statements of Cash Flows

The Company has defined cash and cash equivalents to include cash and due from banks and federal funds sold. The Company paid $2,082,914, $3,222,385 and $4,621,778 in 2012, 2011 and 2010, respectively, for interest on deposits and borrowings. Income tax payments totaled $835,000, $755,000 and $2,232,000 in 2012, 2011 and 2010, respectively. Loans transferred to other real estate amounted to $2,575,520, $3,221,510 and $5,715,037 in 2012, 2011 and 2010, respectively. Dividends payable of $513,692 and $462,323 as of December 31, 2011 and 2010 were paid during the years ended December 31, 2012 and 2011, respectively.

Fair Value Measurement

The Company reports certain assets and liabilities at their estimated fair value. These assets and liabilities are classified and disclosed in one of three categories based on the inputs used to develop the measurements. The categories establish a hierarchy for ranking the quality and reliability of the information used to determine fair value.

Reclassifications

Certain reclassifications have been made to the prior year statements to conform to current year presentation. The reclassifications had no effect on prior year net income.

NOTE B – SECURITIES:

The amortized cost and fair value of securities at December 31, 2012, 2011 and 2010, respectively, are as follows (in thousands):

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available for sale securities:

Debt securities:

U.S. Treasuries	$53,661	$490	$(55)	$54,096

U.S. Government agencies	147,652	1,810	(364)	149,098

Mortgage-backed securities	16,903	538		17,441

States and political subdivisions	35,433	2,158		37,591

Total debt securities	253,649	4,996	(419)	258,226

Equity securities	650			650

Total available for sale securities	$254,299	$4,996	$(419)	$258,876

Held to maturity securities:

States and political subdivisions	$7,125	$112	$(12)	$7,225

Total held to maturity securities	$7,125	$112	$(12)	$7,225

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value

Available for sale securities:

Debt securities:

U.S. Treasuries	$53,995	$33		$(18)	$54,010

U.S. Government agencies	176,986	2,220		(26)	179,180

Mortgage-backed securities	4,727	274			5,001

States and political subdivisions	37,914	2,163			40,077

Total debt securities	273,622	4,690		(44)	278,268

Equity securities	650				650

Total available for sale securities	$274,272	$4,690		$(44)	$278,918

Held to maturity securities:

States and political subdivisions	$1,429	$63	$		$1,492

Total held to maturity securities	$1,429	$63	$		$1,492

December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value

Available for sale securities:

Debt securities:

U.S. Treasuries	$26,957	$52		$(500)	$26,509

U.S. Government agencies	221,639	1,056		(4,099)	218,596

States and political subdivisions	40,579	1,114		(370)	41,323

Total debt securities	289,175	2,222		(4,969)	286,428

Equity securities	650				650

Total available for sale securities	$289,825	$2,222		$(4,969)	$287,078

Held to maturity securities:

States and political subdivisions	$1,915	$95	$		$2,010

Total held to maturity securities	$1,915	$95	$		$2,010

The amortized cost and fair value of debt securities at December 31, 2012, (in thousands) by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value

Available for sale securities:
Due in one year or less	$6,373	$6,396
Due after one year through five years	59,052	59,947
Due after five years through ten years	102,410	105,089
Due after ten years	68,911	69,353
Mortgage-backed securities	16,903	17,441

Totals	$253,649	$258,226

Held to maturity securities:
Due in one year or less	$795	$818
Due after one year through five years	750	766
Due after five years through ten years	1,677	1,698
Due after ten years	3,903	3,943

Totals	$7,125	$7,225

Available for Sale and Held to Maturity Securities with gross unrealized losses at December 31, 2012, 2011 and 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows (in thousands):

	Less Than Twelve Months		Over Twelve Months				Total

December 31, 2012:	Fair Value	Gross Unrealized Losses	Fair Value		Gross Unrealized Losses		Fair Value	Gross Unrealized Losses

U.S. Treasuries	$9,887	$55	$		$		$9,887	$55

U.S. Government agencies	30,335	364					30,335	364

States and political subdivisions	1,451	12					1,451	12

TOTAL	$41,673	$431	$		$		$41,673	$431

December 31, 2011:
U.S. Treasuries	$16,976	$18	$		$		$16,976	$18

U.S. Government agencies	15,075	26					15,075	26

TOTAL	$32,051	$44	$		$		$32,051	$44

December 31, 2010:
U.S. Treasuries	$15,458	$500	$		$		$15,458	$500

U.S. Government agencies	138,076	4,099					138,076	4,099

States and political subdivisions	5,295	173		2,029		197	7,324	370

TOTAL	$158,829	$4,772		$2,029		$197	$160,858	$4,969

At December 31, 2012, 2 of the 12 securities issued by the U.S. Treasury, 7 of the 12 securities issued by U.S. Government agencies and 4 of the 140 securities issued by states and political subdivisions contained unrealized losses.

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

Proceeds from sales of available for sale debt securities were $77,605,104, $60,714,150 and $33,993,865 during 2012, 2011 and 2010, respectively. Available for sale debt securities were sold and called for realized gains of $1,363,802, $1,126,055 and $1,690,670 during 2012, 2011 and 2010, respectively. The Company recorded a loss from the impairment of its other investments of $360,000 in 2012.

Securities with a fair value of $241,879,775, $278,540,119 and $283,462,810 at December 31, 2012, 2011 and 2010, respectively, were pledged to secure public deposits, federal funds purchased and other balances required by law.

The value of the Company’s investment in FHLB common stock is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted, (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance, (c) the impact of legislative and regulatory changes on the customer base of the FHLB and (d) the liquidity position of the FHLB. While the Federal Home Loan Banks have been negatively impacted by the current economic conditions, the FHLB of Dallas has reported profits, remains in compliance with regulatory capital and liquidity requirements, continues to pay dividends on its stock and make redemptions at par value. With consideration given to these factors, Management concluded that the stock was not impaired at December 31, 2012.

NOTE C - LOANS:

The composition of the loan portfolio at December 31, 2012, 2011 and 2010 is as follows (in thousands):

December 31,	2012	2011	2010

Gaming	$60,187	$57,219	$44,343

Residential and land development	27,338	29,026	30,064

Real estate, construction	52,586	61,042	60,983

Real estate, mortgage	246,420	238,411	222,577

Commercial and industrial	35,004	33,950	36,464

Other	9,548	12,759	15,468

Total	$431,083	$432,407	$409,899

In the ordinary course of business, the Company’s bank subsidiary extends loans to certain officers and directors and their personal business interests at, in the opinion of Management, the same terms,

including interest rates and collateral, as those prevailing at the time for comparable loans of similar credit risk with persons not related to the Company or its subsidiaries. These loans do not involve more than normal risk of collectability and do not include other unfavorable features. An analysis of the activity with respect to such loans to related parties is as follows (in thousands):

Years Ended December 31,	2012	2011	2010

Balance, January 1	$5,681	$5,552	$5,813
January 1 balance, loans of officers and directors appointed during the year		123
New loans and advances	3,755	2,426	2,081
Repayments	(3,126)	(2,420)	(2,342)

Balance, December 31	$6,310	$5,681	$5,552

As part of its evaluation of the quality of the loan portfolio, Management monitors the Company’s credit concentrations on a monthly basis. Total outstanding concentrations were as follows (in thousands):

December 31,	2012	2011	2010

Gaming	$60,187	$57,219	$44,343
Hotel/motel	52,776	46,956	47,908
Out of area	25,413	26,171	42,790

The age analysis of the loan portfolio, segregated by class of loans, as of December 31, 2012, 2011 and 2010 is as follows (in thousands):

											Loans Past Due Greater Than 90 Days and Still Accruing
	Number of Days Past Due
	30 - 59		60 - 89		Greater Than 90		Total Past Due		Current	Total Loans

December 31, 2012:
Gaming	$			$1,721	$			$1,721	$58,466	$60,187	$
Residential and land development						5,765		5,765	21,573	27,338
Real estate, construction		3,989		878		6,151		11,018	41,568	52,586		572
Real estate, mortgage		12,012		2,702		7,605		22,319	224,101	246,420		872
Commercial and industrial		1,804		79		107		1,990	33,014	35,004
Other		127		26		1		154	9,394	9,548		1

Total		$17,932		$5,406		$19,629		$42,967	$388,116	$431,083		$1,445

December 31, 2011:
Gaming	$		$		$		$		$57,219	$57,219	$
Residential and land development						24,161		24,161	4,865	29,026
Real estate, construction		2,084		1,395		6,364		9,843	51,199	61,042		376
Real estate, mortgage		13,569		2,341		12,963		28,873	209,538	238,411		1,314
Commercial and industrial		1,536		166		388		2,090	31,860	33,950		142
Other		184		23		131		338	12,421	12,759

Total		$17,373		$3,925		$44,007		$65,305	$367,102	$432,407		$1,832

December 31, 2010:
Gaming	$		$			$2,808		$2,808	$41,535	$44,343	$
Residential and land development		2,282				2,317		4,599	25,465	30,064
Real estate, construction		8,042		4,433		10,431		22,906	38,077	60,983		1,991
Real estate, mortgage		18,480		4,640		5,140		28,260	194,317	222,577		955
Commercial and industrial		1,558		98		41		1,697	34,767	36,464		14
Other		274		34		1		309	15,159	15,468		1

Total		$30,636		$9,205		$20,738		$60,579	$349,320	$409,899		$2,961

The Company monitors the credit quality of its loan portfolio through the use of a loan grading system. A score of 1 – 5 is assigned to the loan based on factors including repayment ability, trends in net worth and/or financial condition of the borrower and guarantors, employment stability, management ability, loan to value fluctuations, the type and structure of the loan, conformity of the loan to bank policy and payment performance. Based on the total score, a loan grade of A - F is applied. A grade of A will generally be applied to loans for customers that are well known to the Company and that have excellent sources of repayment. A grade of B will generally be applied to loans for customers that have excellent sources of repayment which have no identifiable risk of collection. A grade of C will generally be applied to loans for customers that have adequate sources of repayment which have little identifiable risk of collection. Loans with a grade of C may be placed on the watch list if weaknesses are not resolved which could result in potential loss or for other circumstances that require monitoring. A grade of D will generally be applied to loans for customers that are inadequately protected by current sound net worth, paying capacity of the borrower, or pledged collateral. Loans with a grade of D have unsatisfactory characteristics such as cash flow deficiencies, bankruptcy filing by the borrower or dependence on the sale of collateral for the primary source of repayment, causing more than acceptable levels of risk. Loans 60 to 89 days past due receive a grade of D. A grade of E will generally be applied to loans for customers with weaknesses inherent in the D classification and in which collection or liquidation in full is questionable. In addition, on a monthly basis the Company determines which loans are 90 days or more past due and assigns a grade of E to them. A grade of F is applied to loans which are considered uncollectible and of such little value that their continuance in an active bank is not warranted. Loans with this grade are charged off, even though partial or full recovery may be possible in the future.

An analysis of the loan portfolio by loan grade, segregated by class of loans, as of December 31, 2012, 2011 and 2010 is as follows (in thousands):

	Loans With A Grade Of:

	A or B	C		D		E	F	Total

Decemer 31, 2012:
Gaming	$27,530		$12,300		$4,108	$16,249	$	$60,187

Residential and land development	4,630		1,544		81	21,083		27,338

Real estate, construction	43,318		1,001		2,701	5,566		52,586

Real estate, mortgage	209,479		3,093		21,167	12,681		246,420

Commercial and industrial	32,036		442		2,312	214		35,004

Other	9,449		27		72			9,548

Total	$326,442		$18,407		$30,441	$55,793	$	$431,083

December 31, 2011:
Gaming	$41,817	$		$		$15,402	$	$57,219

Residential and land development	4,865				51	24,110		29,026

Real estate, construction	50,798		357		3,695	6,192		61,042

Real estate, mortgage	197,509		2,862		25,870	12,170		238,411

Commercial and industrial	23,972		6,551		3,077	350		33,950

Other	12,268		40		384	67		12,759

Total	$331,229		$9,810		$33,077	$58,291	$	$432,407

December 31, 2010:
Gaming	$27,397	$			$6,413	$10,533	$	$44,343

Residential and land development	25,666		864		3,102	432		30,064

Real estate, construction	52,417		315		7,716	535		60,983

Real estate, mortgage	184,963		8,248		25,669	3,697		222,577

Commercial and industrial	33,703		289		2,323	149		36,464

Other	15,232		40		196			15,468

Total	$339,378		$9,756		$45,419	$15,346	$	$409,899

Total loans on nonaccrual as of December 31, 2012, 2011 and 2010 are as follows (in thousands):

December 31,	2012	2011	2010

Gaming	$16,249	$15,402	$10,222

Residential and land development	21,083	24,110	632

Real estate, construction	5,171	6,042	387

Real estate, mortgage	11,174	11,662	3,268

Commercial and industrial	214	246	27

Other		131	1

Total	$53,891	$57,593	$14,537

The Company has modified certain loans by granting interest rate concessions to these customers. These loans are in compliance with their modified terms, are currently accruing and the Company has classified them as troubled debt restructurings. Troubled debt restructurings as of December 31, 2012, 2011 and 2010, were as follows (in thousands except for number of contracts):

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Related Allowance

December 31, 2012:
Real estate, construction	3	$1,095	$1,095	$340
Real estate, mortgage	3	9,054	9,054	957
Commercial and industrial	1	702	702

Total	7	$10,851	$10,851	$1,297

December 31, 2011:
Real estate, construction	3	$1,075	$1,075	$112
Real estate, mortgage	5	9,916	9,916	809
Commercial and industrial	1	706	706

Total	9	$11,697	$11,697	$921

December 31, 2010:
Real estate, construction	1	$186	$186	$116
Real estate, mortgage	1	516	516	110

Total	2	$702	$702	$226

During 2012, four loans which had been classified as troubled debt restructurings at December 31, 2011 became in default of their modified terms and were placed on nonaccrual. These loans included two loans that were included in the real estate – construction segment with a total balance of $891,986 and two loans that were included in the real estate – mortgage segment with a total balance of $1,018,076 as of December 31, 2011.

Impaired loans, segregated by class of loans, as of December 31, 2012, 2011 and 2010 were as follows (in thousands):

	Unpaid Principal Balance	Recorded Investment	Related Allowance		Average Recorded Investment

December 31, 2012:
With no related allowance recorded:
Gaming	$14,528	$14,528	$		$14,869
Residential and land development	21,837	20,733			21,288
Real estate, construction	4,635	4,580			3,833
Real estate, mortgage	9,971	9,935			9,821
Commercial and industrial	892	892			791

Total	51,863	50,668			50,602

With a related allowance recorded:
Gaming	1,721	1,721		1,100
Residential and land development	350	350		70	350
Real estate, construction	1,694	1,686		663	1,314
Real estate, mortgage	10,893	10,293		1,229	10,199
Commercial and industrial	24	24		12

Total	14,682	14,074		3,074	11,863

Total by class of loans:
Gaming	16,249	16,249		1,100	14,869
Residential and land development	22,187	21,083		70	21,638
Real estate, construction	6,329	6,266		663	5,147
Real estate, mortgage	20,864	20,228		1,229	20,020
Commercial and industrial	916	916		12	791

Total	$66,545	$64,742		$3,074	$62,465

	Unpaid Principal Balance	Recorded Investment	Related Allowance		Average Recorded Investment

December 31, 2011:
With no related allowance recorded:
Gaming	$15,402	$15,402	$		$12,488
Residential and land development	24,941	21,746			7,382
Real estate, construction	4,743	4,711			297
Real estate, mortgage	9,965	9,957			1,111
Commercial and industrial	864	864			413
Other	5	5

Total	55,920	52,685			21,691

With a related allowance recorded:
Residential and land development	2,364	2,364		900
Real estate, construction	2,406	2,406		720	185
Real estate, mortgage	12,552	11,621		1,314	5,971
Commercial and industrial	88	88		77
Other	126	126		17	31

Total	17,536	16,605		3,028	6,187

Total by class of loans:
Gaming	15,402	15,402			12,488
Residential and land development	27,305	24,110		900	7,382
Real estate, construction	7,149	7,117		720	482
Real estate, mortgage	22,517	21,578		1,314	7,082
Commercial and industrial	952	952		77	413
Other	131	131		17	31

Total	$73,456	$69,290		$3,028	$27,878

	Unpaid Principal Balance	Recorded Investment	Related Allowance		Average Recorded Investment

December 31, 2010:
With no related allowance recorded:
Real estate, mortgage	$1,891	$1,843	$		$1,116

Total	1,891	1,843			1,116

With a related allowance recorded:
Gaming	10,533	10,222		107	9,363
Residential and land development	4,313	632		8	2,693
Real estate, construction	573	573		179	199
Real estate, mortgage	2,871	1,941		649	1,251
Commercial and industrial	27	27		1	8
Other	1	1		1	1

Total	18,318	13,396		945	13,515

Total by class of loans:
Gaming	10,533	10,222		107	9,363
Residential and land development	4,313	632		8	2,693
Real estate, construction	573	573		179	199
Real estate, mortgage	4,762	3,784		649	2,367
Commercial and industrial	27	27		1	8
Other	1	1		1	1

Total	$20,209	$15,239		$945	$14,631

Interest income of $350,818, $211,188 and $2,060 was recognized on impaired loans for the years ended December 31, 2012, 2011 and 2010, respectively.

Transactions in the allowance for loan losses for the years ended December 31, 2012, 2011 and 2010 and the balances of loans, individually and collectively evaluated for impairment as of December 31, 2012, 2011 and 2010 are as follows (in thousands):

	Gaming		Residential and Land Development		Real Estate, Construction	Real Estate, Mortgage	Commercial and Industrial	Other	Total

December 31, 2012:
Allowance for Loan Losses:
Beginning Balance		$457		$1,081	$937	$4,800	$557	$304	$8,136
Charge-offs		(275)		(1,103)	(474)	(1,348)	(203)	(273)	(3,676)
Recoveries						7	41	85	133
Provision		1,359		222	504	1,814	198	167	4,264

Ending Balance		$1,541		$200	$967	$5,273	$593	$283	$8,857

Allowance for Loan Losses:
Ending balance: individually evaluated for impairment		$1,100	$		$922	$1,758	$300	$35	$4,115

Ending balance: collectively evaluated for impairment		$441		$200	$45	$3,515	$293	$248	$4,742

Total Loans:
Ending balance: individually evaluated for impairment		$20,357		$21,165	$8,267	$33,848	$2,525	$72	$86,234

Ending balance: collectively evaluated for impairment		$39,830		$6,173	$44,319	$212,572	$32,479	$9,476	$344,849

December 31, 2011:
Allowance for Loan Losses:
Beginning Balance		$465		$1,070	$1,020	$3,413	$480	$202	$6,650
Charge-offs					(276)	(1,126)	(95)	(175)	(1,672)
Recoveries		35			32	48	24	84	223
Provision		(43)		11	161	2,465	148	193	2,935

Ending Balance		$457		$1,081	$937	$4,800	$557	$304	$8,136

Allowance for Loan Losses:
Ending balance: individually evaluated for impairment	$			$900	$853	$1,953	$349	$57	$4,112

Ending balance: collectively evaluated for impairment		$457		$181	$84	$2,847	$208	$247	$4,024

Total Loans:
Ending Balance: individually evaluated for impairment		$15,677		$24,110	$9,660	$37,988	$9,493	$3,013	$99,941

Ending balance: collectively evaluated for impairment		$41,542		$4,916	$51,382	$200,423	$24,457	$9,746	$332,466

	Gaming		Residential and Land Development		Real Estate, Construction	Real Estate, Mortgage	Commercial and Industrial	Other	Total

December 31, 2010:
Allowance for Loan Losses:
Beginning Balance		$699		$1,198	$1,019	$3,549	$1,245	$118	$7,828
Charge-offs		(311)		(4,040)	(744)	(2,622)	(348)	(226)	(8,291)
Recoveries					61	84	14	109	268
Provision		77		3,912	684	2,402	(431)	201	6,845

Ending Balance		$465		$1,070	$1,020	$3,413	$480	$202	$6,650

Allowance for Loan Losses:
Ending balance: individually evaluated for impairment	$		$		$301	$1,332	$201	$9	$1,843

Ending balance: collectively evaluated for impairment		$465		$1,070	$719	$2,081	$279	$193	$4,807

Total Loans:
Ending balance: individually evaluated for impairment		$10,222		$632	$1,140	$7,337	$404	$12	$19,747

Ending balance: collectively evaluated for impairment		$34,121		$29,432	$59,843	$215,240	$36,060	$15,456	$390,152

NOTE D - BANK PREMISES AND EQUIPMENT:

Bank premises and equipment are shown as follows (in thousands):

December 31,	Estimated Useful Lives	2012	2011	2010

Land		$5,985	$5,985	$5,985
Building	5 - 40 years	30,504	30,494	30,359
Furniture, fixtures and equipment	3 - 10 years	14,487	14,377	14,037

Totals, at cost		50,976	50,856	50,381
Less: Accumulated depreciation		24,754	22,821	20,625

Totals		$26,222	$28,035	$29,756

NOTE E – OTHER REAL ESTATE:

The Company’s other real estate consisted of the following as of December 31, 2012, 2011 and 2010, respectively (in thousands):

December 31,	2012		2011		2010

	Number of		Number of		Number of
	Properties	Balance	Properties	Balance	Properties	Balance

Construction, land development and other land	11	$2,834	8	$1,544	11	$1,744
1 - 4 family residential properties	6	576	8	821	9	778
Non farm non residential	14	3,573	16	3,788	4	3,222
Other	1	25

Total	32	$7,008	32	$6,153	24	$5,744

NOTE F- DEPOSITS:

At December 31, 2012, the scheduled maturities of time deposits (in thousands) are as follows:

2013	$ 116,295
2014	8,166
2015	4,581
2016	7,000
2017	4,667

Total	$ 140,709

Time deposits of $100,000 or more at December 31, 2012 included brokered deposits of $28,612,000, of which $23,612,000 matures in 2013 and the remaining balance matures in 2017.

Deposits held for related parties amounted to $8,720,550, $7,499,805 and $9,448,582 at December 31, 2012, 2011 and 2010, respectively.

Overdrafts totaling $1,435,922, $679,220 and $3,027,718 were reclassified as loans at December 31, 2012, 2011 and 2010, respectively.

NOTE G – FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE:

At December 31, 2012, the Company had facilities in place to purchase federal funds up to $48,500,000 under established credit arrangements. At December 31, 2012, 2011 and 2010, federal funds purchased and securities sold under agreements to repurchase included funds invested by customers in a non-deposit product of the bank subsidiary of $194,233,923, $157,600,967 and $124,802,000, respectively. These accounts are non-insured, non-deposit accounts which allow customers to earn interest on their account with no restrictions as to the number of transactions. They are set up as sweep accounts with no check-writing capabilities and require the customer to have at least one operating deposit account.

NOTE H- BORROWINGS:

At December 31, 2012, the Company was able to borrow up to $46,388,902 from the Federal Reserve Bank Discount Window Primary Credit Program. The borrowing limit is based on the amount of collateral pledged, with certain loans from the Bank’s portfolio serving as collateral. Borrowings bear interest at 25 basis points over the current fed funds rate and have a maturity of one day. There was no outstanding balance at December 31, 2012.

At December 31, 2012, the Company had $7,911,931 outstanding in advances under a $114,643,824 line of credit with the FHLB. One advance in the amount of $5,000,000 bears interest at a variable rate of 43.2 basis points above the 1 month LIBOR rate, which was .643% at December 31, 2012, and matures in 2017. The remaining balance consists of smaller advances bearing interest from 3.04% to 7.00% with maturity dates from 2015 – 2042. The advances are collateralized by a blanket floating lien on a substantial portion of the Company’s real estate loans.

NOTE I - NOTES PAYABLE:

The Company had a $2,500,000 unsecured line of credit with Mississippi National Bankers Bank. The line bore interest at Wall Street Journal Prime with a floor of 4.00% and required interest only payments quarterly with all principal and accrued interest due at maturity, which was March 11, 2010. There was no outstanding balance on this line at December 31, 2012.

NOTE J - INCOME TAXES:

Deferred taxes (or deferred charges) as of December 31, 2012, 2011 and 2010, included in other assets or other liabilities, were as follows (in thousands):

December 31,	2012	2011	2010

Deferred tax assets:
Allowance for loan losses	$3,011	$2,777	$2,261
Employee benefit plans’ liabilities	4,135	3,846	3,368
Unrealized loss on available for sale securities, charged from equity			934
Earned retiree health benefits plan liability	1,673	1,673	1,454
Unearned retiree health benefits plan liability			364
Other	1,170	781	423

Deferred tax assets	9,989	9,077	8,804

Deferred tax liabilities:
Unrealized gain on available for sale securities, charged to equity	1,556	1,580
Unearned retiree health benefits plan asset	948	1,086
Bank premises and equipment	5,366	5,720	6,071
Other	92	343	370

Deferred tax liabilities	7,962	8,729	6,441

Net deferred taxes	$2,027	$348	$2,363

Income taxes consist of the following components (in thousands):

Years Ended December 31,	2012	2011	2010

Current	$1,425	$721	$(119)
Deferred	(1,517)	(1,925)	(604)

Totals	$(92)	$(1,204)	$(723)

Income taxes amounted to less than the amounts computed by applying the U.S. Federal income tax rate of 34.0% for 2012, 2011 and 2010 to earnings before income taxes. The reason for these differences is shown below (in thousands):

	2012		2011		2010

	Tax	Rate	Tax	Rate	Tax	Rate

Taxes computed at statutory rate	$867	34.0	$(1)	34.0	$259	34.0
Increase (decrease) resulting from:
Tax-exempt interest income	(532)	(21.0)	(557)		(428)	(56.2)
Income from BOLI	(195)	(8.0)	(170)		(181)	(23.8)
Federal tax credits	(372)	(15.0)	(366)		(366)	(48.1)
Death benefits on life insurance			(159)
Other	140	6.0	49		(7)	(0.9)

Total income tax benefit	$(92)	(4.0)	$(1,204)		$(723)	(95.0)

The Company has reviewed its income tax positions and specifically considered the recognition and measurement requirements of the benefits recorded in its financial statements for tax positions taken or expected to be taken in its tax returns. Based on its evaluation of these tax positions for its open tax years, the Company believes that it is more likely than not we will realize the net deferred tax asset and it has not recorded any tax liability for uncertain tax positions as of December 31, 2012, 2011 and 2010.

NOTE K - SHAREHOLDERS’ EQUITY:

Shareholders’ equity of the Company includes the undistributed earnings of the bank subsidiary. Dividends to the Company’s shareholders can generally be paid only from dividends paid to the Company by its bank subsidiary. Consequently, dividends are dependent upon the earnings, capital needs, regulatory policies and statutory limitations affecting the bank subsidiary. Dividends paid by the bank subsidiary are subject to the written approval of the Commissioner of Banking and Consumer Finance of the State of Mississippi and the Federal Deposit Insurance Corporation (the “FDIC”). At December 31, 2012, approximately $25,922,941 of undistributed earnings of the bank subsidiary included in consolidated surplus and retained earnings was available for future distribution to the Company as dividends. Dividends paid by the Company are subject to the written approval of the Federal Reserve Bank (“FRB”).

On February 25, 2009, the Board approved the repurchase of up to 3% of the outstanding shares of the Company’s common stock. As a result of this repurchase plan, 34,024 shares have been repurchased and retired through December 31, 2012.

On December 18, 2012, the Company’s Board of Directors approved a semi-annual dividend of $.10 per share. This dividend has a record date of December 28, 2012 and a distribution date of December 31, 2012.

The bank subsidiary is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on the bank subsidiary’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the bank subsidiary must meet specific capital guidelines that involve quantitative measures of the bank subsidiary’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The bank subsidiary’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the bank subsidiary to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets, and Tier 1 capital to average assets.

As of December 31, 2012, the most recent notification from the FDIC categorized the bank subsidiary as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the bank subsidiary must have a Total risk-based capital ratio of 10.00% or greater, a Tier 1 risk-based capital ratio of 6.00% or greater and a Leverage capital ratio of 5.00% or greater. There are no conditions or events since that notification that Management believes have changed the bank subsidiary’s category.

The Company’s actual capital amounts and ratios and required minimum capital amounts and ratios for 2012, 2011 and 2010, are as follows (in thousands):

	Actual		For Capital Adequacy Purposes

	Amount	Ratio	Amount	Ratio

December 31, 2012:
Total Capital (to Risk Weighted Assets)	$112,342	21.29%	$42,216	8.00%
Tier 1 Capital (to Risk Weighted Assets)	105,728	20.04%	21,108	4.00%
Tier 1 Capital (to Average Assets)	105,728	13.07%	32,361	4.00%

December 31, 2011:
Total Capital (to Risk Weighted Assets)	$110,762	20.86%	$42,475	8.00%
Tier 1 Capital (to Risk Weighted Assets)	104,116	19.61%	21,238	4.00%
Tier 1 Capital (to Average Assets)	104,116	12.84%	32,436	4.00%

December 31, 2010:
Total Capital (to Risk Weighted Assets)	$110,435	22.26%	$39,691	8.00%
Tier 1 Capital (to Risk Weighted Assets)	104,233	21.01%	19,846	4.00%
Tier 1 Capital (to Average Assets)	104,233	12.40%	33,616	4.00%

The bank subsidiary’s actual capital amounts and ratios and required minimum capital amounts and ratios and capital amounts and ratios to be well capitalized for 2012, 2011 and 2010, are as follows (in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2012:
Total Capital (to Risk Weighted Assets)	$107,855	20.47%	$ 42,148	8.00%	$ 52,685	10.00%
Tier 1 Capital (to Risk Weighted Assets)	101,241	19.22%	21,074	4.00%	31,611	6.00%
Tier 1 Capital (to Average Assets)	101,241	12.62%	32,086	4.00%	40,108	5.00%

December 31, 2011:
Total Capital (to Risk Weighted Assets)	$108,149	20.40%	$ 42,413	8.00%	$ 53,014	10.00%
Tier 1 Capital (to Risk Weighted Assets)	101,503	19.15%	21,207	4.00%	31,809	6.00%
Tier 1 Capital (to Average Assets)	101,503	12.56%	32,332	4.00%	40,407	5.00%

December 31, 2010:
Total Capital (to Risk Weighted Assets)	$105,255	21.41%	$ 39,320	8.00%	$ 49,162	10.00%
Tier 1 Capital (to Risk Weighted Assets)	99,111	20.16%	19,660	4.00%	29,497	6.00%
Tier 1 Capital (to Average Assets)	99,111	11.86%	33,431	4.00%	41,784	5.00%

NOTE L - OTHER INCOME AND EXPENSES:

Other income consisted of the following (in thousands):

Years Ended December 31,	2012	2011	2010

Other service charges, commissions and fees	$83	$78	$84
Rentals	442	392	400
Other	142	45	61

Totals	$667	$515	$545

Other expenses consisted of the following (in thousands):

Years Ended December 31,	2012	2011	2010

Advertising	$489	$506	$580
Data processing	1,434	858	567
FDIC and state banking assessments	503	1,688	1,510
Legal and accounting	511	600	839
Other real estate	648	1,350	411
ATM expense	2,033	1,973	2,024
Trust expense	314	331	298
Other	1,813	1,709	1,738

Totals	$7,745	$9,015	$7,967

NOTE M - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK:

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and irrevocable letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract amounts of those instruments reflect the extent of involvement the bank subsidiary has in particular classes of financial instruments. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and irrevocable letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the agreement. Irrevocable letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Commitments and irrevocable letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments and irrevocable letters of credit may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. The Company evaluated each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit is based on Management’s credit evaluation of the customer. Collateral obtained varies but may include equipment, real property and inventory.

The Company generally grants loans to customers in its trade area.

At December 31, 2012, 2011 and 2010, the Company had outstanding irrevocable letters of credit aggregating $3,599,011, $3,094,258 and $4,564,004, respectively. At December 31, 2012, 2011 and 2010, the Company had outstanding unused loan commitments aggregating $80,741,699, $76,421,050 and $110,667,857, respectively. Approximately $46,956,000, $42,051,000 and $71,244,000 of outstanding commitments were at fixed rates and the remainder were at variable rates at December 31, 2012, 2011 and 2010, respectively.

NOTE N - CONTINGENCIES:

The bank is involved in various legal matters and claims which are being defended and handled in the ordinary course of business. None of these matters is expected, in the opinion of Management, to have a material adverse effect upon the financial position or results of operations of the Company.

NOTE O - CONDENSED PARENT COMPANY ONLY FINANCIAL INFORMATION:

Peoples Financial Corporation began its operations September 30, 1985, when it acquired all the outstanding stock of The Peoples Bank, Biloxi, Mississippi. A condensed summary of its financial information is shown below.

CONDENSED BALANCE SHEETS (IN THOUSANDS):

December 31,	2012	2011	2010

Assets
Investments in subsidiaries, at underlying equity:
Bank subsidiary	$106,266	$104,731	$96,386
Nonbank subsidiary	1	1	1

Cash in bank subsidiary	360	808	957

Other assets	4,288	4,588	4,637

Total assets	$110,915	$110,128	$101,981

Liabilities and Shareholders’ Equity:
Other liabilities	$161	$676	$624

Total liabilities	161	676	624

Shareholders’ equity	110,754	109,452	101,357

Total liabilities and shareholders’ equity	$110,915	$110,128	$101,981

CONDENSED STATEMENTS OF INCOME (IN THOUSANDS):

Years Ended December 31,	2012	2011	2010

Income
Earnings of unconsolidated bank subsidiary:
Distributed earnings	$1,150	$898	$1,000
Undistributed earnings	1,845	285	599
Impairment loss on other investments	(360)
Other income	(71)	110	(96)

Total income	2,564	1,293	1,503

Expenses
Other	105	95	71

Total expenses	105	95	71

Income before income taxes	2,459	1,198	1,432

Income tax benefit	(182)	(5)	(53)

Net income	$2,641	$1,203	$1,485

CONDENSED STATEMENTS OF CASH FLOWS (IN THOUSANDS):

Years Ended December 31,	2012	2011	2010

Cash flows from operating activities:
Net income	$2,641	$1,203	$1,485
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss on other investments	84	(97)	110
Impairment loss on other investments	360
Undistributed income of unconsolidated subsidiaries	(1,845)	(285)	(599)
Other assets	(182)	54	(53)
Other liabilities	(1)

Net cash provided by operating activities	1,057	875	943

Cash flows from investing activities:
Redemption of equity securities	36	93

Net cash provided by investing activities	36	93

Cash flows from financing activities:
Retirement of stock		(193)	(7)
Dividends paid	(1,541)	(924)	(1,082)

Net cash used in financing activities	(1,541)	(1,117)	(1,089)

Net decrease in cash	(448)	(149)	(146)
Cash, beginning of year	808	957	1,103

Cash, end of year	$360	$808	$957

The Company paid income taxes of $835,000, $755,000 and $2,232,000 in 2012, 2011 and 2010, respectively. No interest was paid during the three years ended December 31, 2012.

NOTE P - EMPLOYEE BENEFIT PLANS:

The Company sponsors the Peoples Financial Corporation Employee Stock Ownership Plan (“ESOP”). Employees who are in a position requiring at least 1,000 hours of service during a plan year and who are 21 years of age are eligible to participate in the ESOP. The Plan included 401(k) provisions and the former Gulf National Bank Profit Sharing Plan. Effective January 1, 2001, the ESOP was amended to separate the 401(k) funds into the Peoples Financial Corporation 401(k) Profit Sharing Plan. The separation had no impact on the eligibility or benefits provided to participants of either plan. The 401(k) provides for a matching contribution of 75% of the amounts contributed by the employee (up to 6% of compensation). Contributions are determined by the Board of Directors and may be paid either in cash or Peoples Financial Corporation capital stock.

Total contributions to the plans charged to operating expense were $330,000, $270,000 and $380,000 in 2012, 2011 and 2010, respectively.

Compensation expense of $7,691,059, $8,426,829 and $8,548,297 was the basis for determining the ESOP contribution allocation to participants for 2012, 2011 and 2010, respectively. The ESOP held 383,141, 429,158 and 441,316 allocated shares at December 31, 2012, 2011 and 2010, respectively.

The Company established an Executive Supplemental Income Plan and a Directors’ Deferred Income Plan, which provide for pre-retirement and post-retirement benefits to certain key executives and directors. Benefits under the Executive Supplemental Income Plan are based upon the position and salary of the officer at retirement or death. Normal retirement benefits under the plan are equal to 67% of salary for the president and chief executive officer, 58% of salary for the executive vice president and 50% of salary for all other executive officers and are payable monthly over a period of fifteen years. Under the Directors’ Deferred Income Plan, the directors are given an opportunity to defer receipt of their annual directors’ fees until age sixty-five. For those who choose to participate, benefits are payable monthly for ten years beginning the first day of the month following the director’s normal retirement date. The normal retirement date is the later of the normal retirement age (65) or separation of service. Interest on deferred fees accrues at an annual rate of ten percent, compounded annually. The Company has acquired insurance policies, with the bank subsidiary as owner and beneficiary, which it may use as a source to pay potential benefits to the plan participants. These contracts are carried at their cash surrender value, which amounted to $15,363,241, $14,833,939 and $14,667,545 at December 31, 2012, 2011 and 2010, respectively. The present value of accumulated benefits under these plans, using an interest rate of 5.25% in 2012 and 2011 and 6.00% in 2010, and the interest ramp-up method in 2012, 2011 and 2010, has been accrued. The accrual amounted to $10,572,681, $9,764,957 and $8,723,365 at December 31, 2012, 2011 and 2010, respectively, and is included in Employee and director benefit plans liabilities.

The Company also has additional plans for non-vested post-retirement benefits for certain key executives. The Company has acquired insurance policies, with the bank subsidiary as owner and beneficiary, which it may use as a source to pay potential benefits to the plan participants. These contracts are carried at their cash surrender value, which amounted to $1,105,741, $997,133 and $890,086 at December 31, 2012, 2011 and 2010, respectively. The present value of accumulated benefits under these plans using an interest rate of 5.25% in 2012 and 2011 and 6.00% in 2010, and the projected unit cost method has been accrued. The accrual amounted to $1,328,657, $1,314,727, and $936,566 at December 31, 2012, 2011 and 2010, respectively, and is included in Employee and director benefit plans liabilities.

Additionally, there are two endorsement split dollar policies, with the bank subsidiary as owner and beneficiary, which provide a guaranteed death benefit to the participants’ beneficiaries. These contracts are carried at their cash surrender value, which amounted to $262,466, $255,166 and $248,087 at December 31, 2012, 2011 and 2010, respectively. The present value of accumulated benefits under these plans using an interest rate of 5.25% in 2012 and 6.00% in 2011 and 2010, and the projected unit cost method has been accrued. The accrual amounted to $68,253, $78,142 and

$73,602 at December 31, 2012, 2011 and 2010, respectively, and is included in Employee and director benefit plans liabilities.

The Company has additional plans for non-vested post-retirement benefits for directors. The Company has acquired insurance policies, with the bank subsidiary as owner and beneficiary, which it may use as a source to pay potential benefits to the plan participants. These contracts are carried at their cash surrender value, which amounted to $129,367, $118,787 and $139,703 at December 31, 2012, 2011 and 2010, respectively. The present value of accumulated benefits under these plans using an interest rate of 5.25% in 2012 and 2011 and 6.00% in 2010, and the projected unit cost method has been accrued. The accrual amounted to $192,528, $152,781 and $172,199 at December 31, 2012, 2011 and 2010, respectively, and is included in Other Liabilities.

The Company provides post-retirement health insurance to certain of its retired employees. Employees are eligible to participate in the retiree health plan if they retire from active service no earlier than their Social Security normal retirement age, which varies from 65 to 67 based on the year of birth. In addition, the employee must have at least 25 continuous years of service with the Company immediately preceding retirement. However, any active employee who was at least age 65 as of January 1, 1995, does not have to meet the 25 years of service requirement. The accumulated post-retirement benefit obligation at January 1, 1995, was $517,599, which the Company elected to amortize over 20 years. The Company reserves the right to modify, reduce or eliminate these health benefits. The Company has chosen to not offer this post-retirement benefit to individuals entering the employ of the Company after December 31, 2006. In 2011, the Company offered a voluntary early retirement program to employees who, as of December 31, 2011, were between the ages of 55 and 64 and had at least 25 continuous years of service. Eight employees accepted the package, which resulted in special termination benefits for the retiree health plan of $459,064 for 2011. Effective January 1, 2012, the Company amended the retiree health plan. The amendment requires that employees who are eligible and enroll in the bank subsidiary’s group medical and dental health care plans upon their retirement must enroll in Medicare Parts A, B and D when first eligible upon their retirement from the bank subsidiary. This results in the bank subsidiary’s programs being secondary insurance coverage for retired employees and any dependent(s), if applicable, while Medicare Part A and B will be their primary coverage, and Medicare Part D will be the sole and exclusive prescription drug benefit plan for retired employees. The amendment reduced the accumulated post-retirement benefit obligation by $3,799,308 as of December 31, 2011.

The following is a summary of the components of the net periodic post-retirement benefit cost (credit):

Years Ended December 31,	2012	2011	2010

Service cost	$45,334	$292,942	$328,506

Interest cost	72,164	222,440	276,293

Amortization of net gain	(16,006)	(46,167)

Amortization of net transition obligation		20,600	20,600

Amortization of prior service cost (credit)	(203,619)	83,409	83,409

Special termination benefit		459,064

Net periodic post-retirement benefit cost (credit)	$(102,127)	$1,032,288	$708,808

The discount rate used in determining the accumulated post-retirement benefit obligation was 4.00% in 2012, 4.50% in 2011 and 5.60% in 2010. The assumed health care cost trend rate used in measuring the accumulated post-retirement benefit obligation was 7.50% in 2012. The rate was assumed to decrease gradually to 5.00% for 2022 and remain at that level thereafter. If the health care cost trend rate assumptions were increased 1.00%, the accumulated post-retirement benefit obligation as of December 31, 2012, would be increased by 14.70%, and the aggregate of the service and interest cost components of the net periodic post-retirement benefit cost for the year then ended would have increased by 20.67%. If the health care cost trend rate assumptions were decreased 1.00%, the accumulated post-retirement benefit obligation as of December 31, 2012, would be decreased by 11.75%, and the aggregate of the service and interest cost components of the net periodic post-retirement benefit cost for the year then ended would have decreased by 15.80%.

The following table presents the estimated benefit payments for each of the next five years and in the aggregate for the next five years:

2013	$143,000
2014	150,000
2015	149,000
2016	125,000
2017	110,000
2018-2022	310,000

The following is a reconciliation of the accumulated post-retirement benefit obligation, which is included in Other Liabilities:

Accumulated post-retirement benefit obligation as of December 31, 2011	$1,671,211
Service cost	45,334
Interest cost	72,164
Actuarial loss	184,604
Benefits paid	(66,971)

Accumulated post-retirement benefit obligation as of December 31, 2012	$1,906,342

The following is a summary of the change in plan assets:

	2012		2011		2010
Fair value of plan assets at beginning of year	$		$		$
Actual return on assets
Employer contribution		66,971		75,666		67,486
Benefits paid, net		(66,971)		(75,666)		(67,486)

Fair value of plan assets at end of year	$		$		$

Amounts recognized in the Accumulated Other Comprehensive Income (Loss), net of tax, were:

For the year ended December 31,	2012	2011	2010
Net gain (loss)	$123,471	$255,873	$(348,127)
Transition obligation			(54,382)
Prior service charge (cost)	1,717,482	1,851,871	(669,936)

Total accumulated other comprehensive income (loss)	$1,840,953	$2,107,744	$(1,072,445)

Amounts recognized in the accumulated post-retirement benefit obligation and other comprehensive income were:

For the year ended December 31,	2012
Unrecognized actuarial loss	$200,610
Amortization of prior service cost	203,619

Total accumulated other comprehensive loss	$404,229

The prior service credit for the other postretirement plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2013 is $203,619.

NOTE Q - FAIR VALUE MEASUREMENTS AND DISCLOSURES:

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Available for sale securities are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record other assets at fair value on a non-recurring basis, such as impaired loans and ORE. These non-

recurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets. Additionally, the Company is required to disclose, but not record, the fair value of other financial instruments.

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

Loans

The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings for the remaining maturities. The cash flows considered in computing the fair value of such loans are segmented into categories relating to the nature of the contract and collateral based on contractual principal maturities. Appropriate adjustments are made to reflect probable credit losses. Cash flows have not been adjusted for such factors as prepayment risk or the effect of the maturity of balloon notes. The fair value of floating rate loans is estimated to be its carrying value. At each reporting period, the Company determines which loans are impaired. Accordingly, the Company’s impaired loans are reported at their estimated fair value on a non-recurring basis. An allowance for each impaired loan, which are generally collateral-dependent, is calculated based on the fair value of its collateral. The fair value of the collateral is based on appraisals performed by third-party valuation specialists. Factors including the assumptions and techniques utilized by the appraiser are considered by Management. If the recorded investment in the impaired loan exceeds the measure of fair value of the collateral, a valuation allowance is recorded as a component of the allowance for loan losses. When the fair value of the collateral is based on an observable market price, the Company records the impaired loan as a non-recurring Level 2 asset. When an appraised value is not available or Management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as a non-recurring Level 3 asset.

Other Real Estate

In the course of lending operations, Management may determine that it is necessary to foreclose on the related collateral. Other real estate acquired through foreclosure is carried at fair value, less estimated costs to sell. The fair value of the collateral is based on appraisals performed by third-party valuation specialists. Factors including the assumptions and techniques utilized by the appraiser are considered by Management. If the current appraisal is more than one year old and/or the loan balance is more than $200,000, a new appraisal is obtained. Otherwise, the Bank’s in-house property evaluator and Management will determine the fair value of the collateral, based on comparable sales, market conditions, Management’s plans for disposition and other estimates of fair value obtained from principally independent sources, adjusted for estimated selling costs. When the fair value of the property is based on an observable market price, the Company records the other real estate as a non-recurring Level 2 asset. When an appraised value is not available or Management determines the fair value of the other real estate is further impaired below the appraised value and there is no observable market price, the Company records the other real estate as a non-recurring Level 3 asset.

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

The balances of available for sale securities, which are the only assets measured at fair value on a recurring basis, by level within the fair value hierarchy and by investment type, as of December 31, 2012, 2011 and 2010, were as follows (in thousands):

		Fair Value Measurements Using

	Total	Level 1	Level 2	Level 3

December 31, 2012:
U.S. Treasuries	$54,096	$	$54,096	$
U.S. Government agencies	149,098		149,098
Mortgage-backed securities	17,441		17,441
States and political subdivisions	37,591		37,591
Equity securities	650		650

Total	$258,876	$	$258,876	$

December 31, 2011:
U.S. Treasuries	$54,010	$	$54,010	$
U.S. Government agencies	179,180		179,180
Mortgage-backed securities	5,001		5,001
States and political subdivisions	40,077		40,077
Equity securities	650		650

Total	$278,918	$	$278,918	$

December 31, 2010:
U.S. Treasuries	$26,509	$	$26,509	$
U.S. Government agencies	218,596		218,596
States and political subdivisions	41,323		41,323
Equity securities	650		650

Total	$287,078	$	$287,078	$

Impaired loans, which are measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of December 31, 2012, 2011 and 2010 were as follows (in thousands):

		Fair Value Measurements Using

December 31:	Total	Level 1	Level 2	Level 3

2012	$46,248	$	$		$46,248
2011	49,991				49,991
2010	14,295				14,295

The following table presents a summary of changes in the fair value of impaired loans which are measured using Level 3 inputs (in thousands):

For the year ended December 31,	2012	2011	2010

Balance, beginning of year	$49,991	$14,295	$20,110

Additions to impaired loans and troubled debt restructurings	4,409	44,894	5,519

Principal payments, charge-offs and transfers to other real estate	(8,106)	(7,115)	(12,286)

Change in allowance for loan losses on impaired loans	(46)	(2,083)	952

Balance, end of year	$46,248	$49,991	$14,295

Other real estate, which is measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of December 31, 2012, 2011 and 2010 are as follows (in thousands):

		Fair Value Measurements Using

December 31:	Total	Level 1	Level 2	Level 3

2012	$7,008	$	$	$7,008
2011	6,153			6,153
2010	5,744			5,744

The following table presents a summary of changes in the fair value of other real estate which is measured using Level 3 inputs (in thousands):

	2012	2011	2010

Balance, beginning of year	$6,153	$5,744	$1,521

Loans transferred to ORE	2,576	3,221	5,715

Sales	(1,568)	(2,101)	(1,415)

Writedowns	(153)	(711)	(77)

Balance, end of year	$7,008	$6,153	$5,744

The carrying value and estimated fair value of assets and liabilities, by level within the fair value hierarchy, at December 31, 2012, 2011 and 2010, are as follows (in thousands):

	Carrying	Fair Value Measurements Using
	Amount	Level 1	Level 2		Level 3		Total
December 31, 2012:
Financial Assets:
Cash and due from banks	$54,020	$54,020	$		$		$54,020
Available for sale securities	258,876			258,876			258,876
Held to maturity securities	7,125			7,225			7,225
Other investments	3,450	3,450					3,450
Federal Home Loan Bank stock	2,380			2,380			2,380
Loans, net	422,226					425,627	425,627
Other real estate	7,008					7,008	7,008
Cash surrender value of life insurance	16,861					16,861	16,861
Financial Liabilities:
Deposits:
Non-interest bearing	102,609	102,609					102,609
Interest bearing	373,110					376,209	376,209
Federal funds purchased and securities sold under agreements to repurchase	194,234	194,234					194,234
Borrowings from Federal Home Loan Bank	7,911			10,271			10,271

December 31, 2011:
Financial Assets:
Cash and due from banks	$36,929	$36,929	$		$		$36,929
Available for sale securities	278,918			278,918			278,918
Held to maturity securities	1,429			1,492			1,492
Other investments	3,930	3,930					3,930
Federal Home Loan Bank stock	2,581			2,581			2,581
Loans, net	424,272					427,881	427,881
Other real estate	6,153					6,153	6,153
Cash surrender value of life insurance	16,196					16,196	16,196
Financial Liabilities:
Deposits:
Non-interest bearing	97,581	97,581					97,581
Interest bearing	370,858					372,019	372,019
Federal funds purchased and securities sold under agreements to repurchase	157,601	157,601					157,601
Borrowings from Federal Home Loan Bank	53,324			55,014			55,014

December 31, 2010:
Financial Assets:
Cash and due from banks	$24,147	$24,147	$		$		$24,147
Available for sale securities	287,078			287,078			287,078
Held to maturity securities	1,915			2,010			2,010
Other investments	3,926	3,926					3,926
Federal Home Loan Bank stock	2,281			2,281			2,281
Loans, net	403,248					407,363	407,363
Other real estate	5,744					5,744	5,744
Cash surrender value of life insurance	15,951					15,951	15,951
Financial Liabilities:
Deposits:
Non-interest bearing	108,278	108,278					108,278
Interest bearing	375,862					376,715	376,715
Federal funds purchased and securities sold under agreements to repurchase	140,102	140,102					140,102
Borrowings from Federal Home Loan Bank	42,957			43,990			43,990

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Peoples Financial Corporation

Biloxi, Mississippi

We have audited the accompanying consolidated statements of condition of Peoples Financial Corporation and subsidiaries (the “Company”) as of December 31, 2012, 2011 and 2010, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion of the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peoples Financial Corporation and subsidiaries as of December 31, 2012, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Atlanta, Georgia

March 18, 2013

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9a - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2012, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the period ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management of the Company, including its Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of internal control over financial reporting as of December 31, 2012, using the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our assessment included a review of the documentation of controls, evaluations of the design of the internal control system and tests of operating effectiveness of the internal controls. Based on the assessment, management has concluded that the Company had effective internal control over financial reporting as of December 31, 2012.

Chevis C. Swetman	Lauri A. Wood
Chairman, President and Chief Executive Officer	Chief Financial Officer
March 18, 2013	March 18, 2013

ITEM 9b - OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in Sections II, III, VII, VIII and IX contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 16, 2013, which was filed by the Company in definitive form with the Commission on March 18, 2013, is incorporated herein by reference.

The Company’s Board of Directors has adopted a Code of Conduct that applies to not only the chief executive officer and the chief financial officer, but also all of the officers, directors and employees of the Company and its subsidiaries. A copy of this Code of Conduct can be found at the Company’s internet website at www.thepeoples.com. The Company intends to disclose any amendments to its Code of Conduct, and any waiver from a provision of the Code of Conduct granted to the Company’s Chief Executive Officer or Chief Financial Officer on the Company’s internet website within five business days following such amendment or waiver. The information contained on or connected to the Company’s internet website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report that the Company may file with or furnish to the SEC.

ITEM 11 - EXECUTIVE COMPENSATION

The information in Section VI contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 16, 2013, which was filed by the Company in definitive form with the Commission on March  18, 2013, is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in Sections IV and V contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 16, 2013, which was filed by the Company in definitive form with the Commission on March 18, 2013, is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information in Sections III, IV, V, VI and IX contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 16, 2013, which was filed by the Company in definitive form with the Commission on March 18, 2013, is incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

The information in Section XI contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 16, 2013, which was filed by the Company in definitive form with the Commission on March 18, 2013, is incorporated herein by reference.

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
	Pursuant to 18 U.S.C. ss. 1350*
(101)	The following materials from the Company’s 2012 Annual Report to Shareholders, formatted in XBRL (Extensible Business
	Reporting Language): (i) Consolidated Statements of Condition at December 31, 2012, 2011 and 2010, (ii) Consolidated
	Statements of Income for the years ended December 31, 2012, 2011 and 2010, (iii) Consolidated Statements of
	Comprehensive Income for the years ended December 31, 2012, 2011 and 2010, (iv) Consolidated Statements of
	Changes in Shareholders’ Equity for the years ended December 31, 2012, 2011 and 2010, (v) Consolidated Statements of
	Cash Flows for the years ended December 31, 2012, 2011 and 2010 and (vi) Notes to the Consolidated Financial Statements
	for the years ended December 31, 2012, 2011 and 2010.

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

PEOPLES FINANCIAL CORPORATION

(Registrant)

Date:	March 18, 2013

BY:	/s/ Chevis C. Swetman
Chevis C. Swetman, Chairman of the Board (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

BY:	/s/ Chevis C. Swetman

Date:	March 18, 2013

Chevis C. Swetman, Chairman, President and CEO (principal executive officer)

BY: /s/ Drew Allen	BY: /s/ Dan Magruder

Date: March 18, 2013	Date: March 18, 2013

Drew Allen, Director	Dan Magruder, Director

BY: /s/ Rex E. Kelly	BY: /s/ Jeffrey H. O’Keefe

Date: March 18, 2013	Date: March 18, 2013

Rex E. Kelly, Director	Jeffrey H. O’Keefe, Director

BY: /s/ Lauri A. Wood

Date: March 18, 2013

Lauri A. Wood, Chief Financial Officer (principal financial and accounting officer)