Form 10-Q
period 2013-03-31
PEOPLES FINANCIAL CORP /MS/
filed 2013-05-13
CIK 770460

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ Do not check if a smaller reporting company	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date. Peoples Financial Corporation has only one class of common stock authorized. At April 29, 2013, there were 15,000,000 shares of $1 par value common stock authorized, with 5,134,186 shares issued and outstanding.

Part 1 – Financial Information

Item 1: Financial Statements

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition

(in thousands except share data)

	March 31, 2013	December 31, 2012
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$72,200	$54,020
Available for sale securities	298,205	258,876
Held to maturity securities, fair value of $8,508 at March 31, 2013; $7,225 at December 31, 2012	8,488	7,125
Other investments	3,198	3,450
Federal Home Loan Bank Stock, at cost	651	2,380
Loans	416,542	431,083
Less: Allowance for loan losses	8,835	8,857

Loans, net	407,707	422,226
Bank premises and equipment, net of accumulated depreciation	26,423	26,222
Other real estate	6,657	7,008
Accrued interest receivable	2,904	2,895
Cash surrender value of life insurance	17,014	16,861
Prepaid FDIC assessments	1,450	1,705
Other assets	2,889	2,144

Total assets	$847,786	$804,912

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition (continued)

(in thousands except share data)

	March 31, 2013	December 31, 2012
	(Unaudited)	(Audited)
Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Demand, non-interest bearing	$113,301	$102,609
Savings and demand, interest bearing	273,856	232,401
Time, $100,000 or more	83,945	94,606
Other time deposits	45,778	46,103

Total deposits	516,880	475,719
Federal funds purchased and securities sold under agreements to repurchase	196,090	194,234
Borrowings from Federal Home Loan Bank	7,856	7,912
Employee and director benefit plans liabilities	12,514	12,162
Other liabilities	3,623	4,131

Total liabilities	736,963	694,158
Shareholders’ Equity:
Common stock, $1 par value, 15,000,000 shares authorized, 5,136,490 and 5,136,918 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	5,136	5,137
Surplus	65,780	65,780
Undivided profits	35,565	34,964
Accumulated other comprehensive income, net of tax	4,342	4,873

Total shareholders’ equity	110,823	110,754

Total liabilities and shareholders’ equity	$847,786	$804,912

See notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Income

(in thousands except per share data)(unaudited)

	Three Months Ended March 31,
	2013	2012
Interest income:
Interest and fees on loans	$4,439	$4,642
Interest and dividends on securities:
U.S. Treasuries	183	55
U.S. Government agencies	731	1,042
Mortgage-backed securities	91	80
States and political subdivisions	374	363
Other investments	3	5
Interest on federal funds sold	33	6

Total interest income	5,854	6,193

Interest expense:
Deposits	320	435
Borrowings from Federal Home Loan Bank	41	50
Federal funds purchased and securities sold under agreements to repurchase	46	119

Total interest expense	407	604

Net interest income	5,447	5,589
Provision for allowance for loan losses	539	540

Net interest income after provision for allowance for loan losses	$4,908	$5,049

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Income (continued)

(in thousands except per share data)(unaudited)

	Three Months Ended March 31,
	2013		2012
Non-interest income:
Trust department income and fees		$358		$344
Service charges on deposit accounts		1,508		1,457
Gain on sales and calls of securities				104
Loss on other investments		(22)		(55)
Increase in cash surrender value of life insurance		121		121
Other income		156		147

Total non-interest income		2,121		2,118

Non-interest expense:
Salaries and employee benefits		3,141		3,271
Net occupancy		574		619
Equipment rentals, depreciation and maintenance		680		777
FDIC assessments		291		441
Data processing		320		372
ATM expense		578		479
Other expense		828		793

Total non-interest expense		6,412		6,752

Income before income tax expense (benefit)		617		415
Income tax expense (benefit)		11		(90)

Net income		$606		$505

Basic and diluted earnings per share		$.12		$.10

Dividends declared per share	$		$

See notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)(unaudited)

	Three Months Ended March 31,
	2013	2012
Net income	$606	$505
Other comprehensive income (loss), net of tax:
Net unrealized loss on available for sale securities, net of taxes of $273 in 2013 and $876 in 2012	(531)	(1,700)
Reclassification adjustment for realized gains on available for sale securities called or sold, net of tax of tax of $87 in 2012		(158)

Total other comprehensive loss	(531)	(1,858)

Total comprehensive income (loss)	$75	$(1,353)

See notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

(in thousands except share data)

					Accumulated
	Number of				Other
	Common	Common		Undivided	Comprehensive
	Shares	Stock	Surplus	Profits	Income	Total
Balance, January 1, 2013	5,136,918	$5,137	$65,780	$34,964	$4,873	$110,754
Net income				606		606
Other comprehensive loss, net of tax					(531)	(531)
Retirement of common stock	(428)	(1)		(5)		(6)

Balance, March 31, 2013	5,136,490	$5,136	$65,780	$35,565	$4,342	$110,823

Note: Balances as of January 1, 2013 were audited.

See notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)(unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$606	$505
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	447	529
Provision for allowance for loan losses	539	540
Loss on sales of other real estate	54	14
Gain on sale of premises and equipment	(15)
Loss on other investments	22	55
Gain on sales and calls of securities		(104)
Accretion of held to maturity securities	(1)	(1)
Change in accrued interest receivable	(9)	(165)
Increase in cash surrender value of life insurance	(121)	(121)
Change in other assets	(13)	288
Change in other liabilities	(361)	268

Net cash provided by operating activities	$1,148	$1,808

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(in thousands) (unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from investing activities:
Proceeds from maturities, sales and calls of available for sale securities	$48,274	$121,626
Purchases of available for sale securities	(88,406)	(212,632)
Purchases of held to maturity securities	(1,362)	(1,348)
(Purchases) redemption of Federal Home Loan Bank stock	1,729	(1,269)
Redemption of other investments	230
Proceeds from sales of premises and equipment	19
Proceeds from sales of other real estate	375	251
Insurance proceeds from casualty loss on other real estate	57
Loans, net change	13,845	1,743
Acquisition of premises and equipment	(652)	(6)
Investment in cash surrender value of life insurance	(32)	(36)

Net cash used in investing activities	(25,923)	(91,671)

Cash flows from financing activities:
Demand and savings deposits, net change	52,147	45,057
Time deposits, net change	(10,986)	(9,738)
Cash dividends		(514)
Retirement of common stock	(6)
Borrowings from Federal Home Loan Bank		319,000
Repayments to Federal Home Loan Bank	(56)	(278,052)
Federal funds purchased and securities sold under agreements to repurchase, net change	1,856	20,994

Net cash provided by financing activities	42,955	96,747

Net increase in cash and cash equivalents	18,180	6,884
Cash and cash equivalents, beginning of period	54,020	36,929

Cash and cash equivalents, end of period	$72,200	$43,813

See notes to consolidated financial statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2013 and 2012

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

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the financial position of the Company and its subsidiaries as of March 31, 2013 and the results of their operations and their cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2012 Annual Report and Form 10-K.

The results of operations for the quarter ended March 31, 2013, are not necessarily indicative of the results to be expected for the full year.

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

Summary of Significant Accounting Policies—The accounting and reporting policies of the Company conform with GAAP and general practices within the banking industry. There have been no material changes or developments in the application of principles or in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies as disclosed in our Form 10-K for the year ended December 31, 2012.

2. Earnings Per Share:

Per share data is based on the weighted average shares of common stock outstanding of 5,136,771 and 5,136,918 for the quarters ended March 31, 2013 and 2012, respectively.

3. Statements of Cash Flows:

The Company has defined cash and cash equivalents as cash and due from banks. The Company paid $418,289 and $604,472 for the quarters ended March 31, 2013 and 2012, respectively, for interest on deposits and borrowings. No income tax payments were made during the quarters ended March 31, 2013 and 2012. Loans transferred to other real estate amounted to $135,000 and $1,837,673 during the quarters ended March 31, 2013 and 2012, respectively. Dividends payable of $513,692 as of December 31, 2011 were paid during the first quarter of 2012.

4. Investments:

The amortized cost and fair value of securities at March 31, 2013 and December 31, 2012, are as follows (in thousands):

March 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Debt securities:
U.S. Treasuries	$53,670	$392	$(208)	$53,854
U.S. Government agencies	159,725	1,671	(488)	160,908
Mortgage-backed securities	44,953	461	(48)	45,366
States and political subdivisions	35,434	1,993		37,427

Total debt securities	293,782	4,517	(744)	297,555
Equity securities	650			650

Total available for sale securities	$294,432	$4,517	$(744)	$298,205

Held to maturity securities:
States and political subdivisions	$8,488	$63	$(43)	$8,508

Total held to maturity securities	$8,488	$63	$(43)	$8,508

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Debt securities:
U.S. Treasuries	$53,661	$490	$(55)	$54,096
U.S. Government agencies	147,652	1,810	(364)	149,098
Mortgage-backed securities	16,903	538		17,441
States and political subdivisions	35,433	2,158		37,591

Total debt securities	253,649	4,996	(419)	258,226
Equity securities	650			650

Total available for sale securities	$254,299	$4,996	$(419)	$258,876

Held to maturity securities:
States and political subdivisions	$7,125	$112	$(12)	$7,225

Total held to maturity securities	$7,125	$112	$(12)	$7,225

The amortized cost and fair value of debt securities at March 31, 2013 (in thousands), by contractual maturity, are shown on the next page. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale securities:
Due in one year or less	$10,374	$10,425
Due after one year through five years	60,485	61,348
Due after five years through ten years	107,344	109,609
Due after ten years	70,626	70,807
Mortgage-backed securities	44,953	45,366

Totals	$293,782	$297,555

Held to maturity securities:
Due in one year or less	$795	$810
Due after one year through five years	750	765
Due after five years through ten years	3,493	3,506
Due after ten years	3,450	3,427

Totals	$8,488	$8,508

Available for Sale and Held to Maturity Securities with gross unrealized losses at March 31, 2013 and December 31, 2012, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows (in thousands):

	Less Than Twelve Months		Over Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2013:
U.S. Treasuries	$24,525	$208	$	$	$24,525	$208
U.S. Government agencies	57,291	488			57,291	488
Mortgage-backed securities	8,644	48			8,644	48
States and political subdivisions	4,947	43			4,947	43

TOTAL	$95,407	$787	$	$	$95,407	$787

December 31, 2012:
U.S. Treasuries	$9,887	$55	$	$	$9,887	$55
U.S. Government agencies	30,335	364			30,335	364
States and political subdivisions	1,451	12			1,451	12

TOTAL	$41,673	$431	$	$	$41,673	$431

At March 31, 2013, 5 of the 12 securities issued by the U.S. Treasury, 12 of the 32 securities issued by U.S. Government agencies, 2 of the 9 mortgage-backed securities and 13 of the 142 securities issued by states and political subdivisions contained unrealized losses.

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

Securities with a fair value of $300,793,348 and $241,879,775 at March 31, 2013 and December 31, 2012, respectively, were pledged to secure public deposits, federal funds purchased and other balances required by law.

Proceeds from the sale of available for sale debt securities were $18,660,705 for the quarter ended March 31, 2012. Available for sale debt securities were sold for a realized gain of $104,233 for the quarter ended March 31, 2012. No available for sale debt securities were sold during the first quarter of 2013.

5. Loans:

The composition of the loan portfolio at March 31, 2013 and December 31, 2012, is as follows (in thousands):

	March 31, 2013	December 31, 2012
Gaming	$51,294	$60,187
Residential and land development	27,281	27,338
Real estate, construction	50,739	52,586
Real estate, mortgage	243,877	246,420
Commercial and industrial	33,983	35,004
Other	9,368	9,548

Total	$416,542	$431,083

The age analysis of the loan portfolio, segregated by class of loans, as of March 31, 2013 and December 31, 2012, is as follows (in thousands):

	Number of Days Past Due									Loans Past Due Greater Than 90
	30 - 59		60 - 89		Greater Than 90		Total Past Due	Current	Total Loans	Days & Still Accruing
March 31, 2013:
Gaming	$		$			$3,006	$3,006	$48,288	$51,294	$1,758
Residential and land development						5,765	5,765	21,516	27,281
Real estate, construction		2,549		690		5,339	8,578	42,161	50,739
Real estate, mortgage		5,708		1,924		7,527	15,159	228,718	243,877	487
Commercial and industrial		1,568		18		559	2,145	31,838	33,983	32
Other		76		14		50	140	9,228	9,368	51

Total		$9,901		$2,646		$22,246	$34,793	$381,749	$416,542	$2,328

December 31, 2012:
Gaming	$			$1,721	$		$1,721	$58,466	$60,187	$
Residential and land development						5,765	5,765	21,573	27,338
Real estate, construction		3,989		878		6,151	11,018	41,568	52,586	572
Real estate, mortgage		12,012		2,702		7,605	22,319	224,101	246,420	872
Commercial and industrial		1,804		79		107	1,990	33,014	35,004
Other		127		26		1	154	9,394	9,548	1

Total		$17,932		$5,406		$19,629	$42,967	$388,116	$431,083	$1,445

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

An analysis of the loan portfolio by loan grade, segregated by class of loans, as of March 31, 2013 and December 31, 2012, is as follows (in thousands):

	Loans With A Grade Of:
	A or B	C	D	E	F	Total
March 31, 2013:
Gaming	$26,161	$10,387	$560	$14,186	$	$51,294
Residential and land development	4,579	1,619		21,083		27,281
Real estate, construction	41,739	1,051	2,307	5,642		50,739
Real estate, mortgage	208,989	1,771	20,502	12,615		243,877
Commercial and industrial	30,877	634	2,346	126		33,983
Other	9,230	25	62	51		9,368

Total	$321,575	$15,487	$25,777	$53,703	$	$416,542

December 31, 2012:
Gaming	$27,530	$12,300	$4,108	$16,249	$	$60,187
Residential and land development	4,630	1,544	81	21,083		27,338
Real estate, construction	43,318	1,001	2,701	5,566		52,586
Real estate, mortgage	209,479	3,093	21,167	12,681		246,420
Commercial and industrial	32,036	442	2,312	214		35,004
Other	9,449	27	72			9,548

Total	$326,442	$18,407	$30,441	$55,793	$	$431,083

A loan may be impaired but not on nonaccrual status when available information suggests that it is probable that the Bank may not receive all contractual principal and interest, however, the loan is still current and payments are received in accordance with the terms of the loan. Total loans on nonaccrual as of March 31, 2013 and December 31, 2012, are as follows (in thousands):

	March 31, 2013	December 31, 2012
Gaming	$12,327	$16,249
Residential and land development	21,083	21,083
Real estate, construction	5,247	5,171
Real estate, mortgage	10,917	11,174
Commercial and industrial	94	214

Total	$49,668	$53,891

The Company has modified certain loans by granting interest rate concessions to these customers. These loans are in compliance with their modified terms, are currently accruing and the Company has classified them as troubled debt restructurings. Troubled debt restructurings as of March 31, 2013 and December 31, 2012 were as follows (in thousands except for number of contracts):

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Related Allowance
March 31, 2013:
Real estate, construction	2	$910	$910	$274
Real estate, mortgage	4	9,713	9,713	970
Commercial and industrial	1	699	699

Total	7	$11,322	$11,322	$1,244

December 31, 2012:
Real estate, construction	3	$1,095	$1,095	$340
Real estate, mortgage	3	9,054	9,054	957
Commercial and industrial	1	702	702

Total	7	$10,851	$10,851	$1,297

During the first quarter of 2013, one loan which had been classified as a troubled debt restructuring at December 31, 2012 became in default of its modified terms and was placed on nonaccrual. The loan was included in the real estate – construction segment with a total balance of $182,164 and a specific reserve of $66,000 at December 31, 2012.

Impaired loans, which include loans classified as nonaccrual and troubled debt restructurings, segregated by class of loans, as of March 31, 2013 and December 31, 2012, are as follows (in thousands):

	Unpaid Principal Balance	Recorded Investment	Related Allowance		Average Recorded Investment	Interest Income Recognized
March 31, 2013:
With no related allowance recorded:
Gaming	$11,080	$11,080	$		$13,319	$
Residential and land development	21,837	20,733			20,733
Real estate, construction	4,561	4,505			4,517		6
Real estate, mortgage	10,534	10,500			10,290		4
Commercial and industrial	793	793			798		6

Total	$48,805	$47,611	$		$49,657		$16

With a related allowance recorded:
Gaming	$1,721	$1,247		$626	$1,564	$
Residential and land development	350	350		70	350
Real estate, construction	1,660	1,652		594	1,661		8
Real estate, mortgage	10,730	10,130		1,214	10,183		71

Total	$14,461	$13,379		$2,504	$13,758		$79

Total by class of loans:
Gaming	$12,801	$12,327		$626	$14,883	$
Residential and land development	22,187	21,083		70	21,083
Real estate, construction	6,221	6,157		594	6,178		14
Real estate, mortgage	21,264	20,630		1,214	20,473		75
Commercial and industrial	793	793			798		6

Total	$63,266	$60,990		$2,504	$63,415		$95

	Unpaid Principal Balance	Recorded Investment	Related Allowance		Average Recorded Investment		Interest Income Recognized
December 31, 2012:
With no related allowance recorded:
Gaming	$14,528	$14,528	$			$14,869	$
Residential and land development	21,837	20,733				21,288
Real estate, construction	4,635	4,580				3,833
Real estate, mortgage	9,971	9,935				9,821
Commercial and industrial	892	892				791		23

Total	$51,863	$50,668	$			$50,602		$23

With a related allowance recorded:
Gaming	$1,721	$1,721		$1,100	$		$
Residential and land development	350	350		70		350
Real estate, construction	1,694	1,686		663		1,314		8
Real estate, mortgage	10,893	10,293		1,229		10,199		319
Commercial and industrial	24	24		12

Total	$14,682	$14,074		$3,074		$11,863		$327

Total by class of loans:
Gaming	$16,249	$16,249		$1,100		$14,869	$
Residential and land development	22,187	21,083		70		21,638
Real estate, construction	6,329	6,266		663		5,147		8
Real estate, mortgage	20,864	20,228		1,229		20,020		319
Commercial and industrial	916	916		12		791		23

Total	$66,545	$64,742		$3,074		$62,465		$350

6. Allowance for Loan Losses:

Transactions in the allowance for loan losses for the quarters ended March 31, 2013 and 2012, and the balances of loans, individually and collectively evaluated for impairment as of March 31, 2013 and 2012, are as follows (in thousands):

	Gaming	Residential and Land Development		Real Estate, Construction	Real Estate, Mortgage	Commercial and Industrial	Other	Total
For the Quarter Ended March 31, 2013:
Allowance for Loan Losses:
Beginning Balance	$1,541		$200	$967	$5,273	$593	$283	$8,857
Charge-offs	(474)				(58)		(65)	(597)
Recoveries					1	11	24	36
Provision	79		38	(32)	335	63	56	539

Ending Balance	$1,146		$238	$935	$5,551	$667	$298	$8,835

Allowance for loan losses, March 31, 2013:
Ending balance: individually evaluated for impairment	$626	$		$843	$1,760	$332	$34	$3,595

Ending balance: collectively evaluated for impairment	$520		$238	$92	$3,791	$335	$264	$5,240

Total Loans, March 31, 2013:
Ending balance: individually evaluated for impairment	$14,746		$21,083	$7,949	$33,118	$2,472	$112	$79,480

Ending balance: collectively evaluated for impairment	$36,548		$6,198	$42,790	$210,759	$31,511	$9,256	$337,062

	Gaming	Residential and Land Development	Real Estate, Construction	Real Estate, Mortgage	Commercial and Industrial	Other	Total
For the Quarter Ended March 31, 2012:
Allowance for Loan Losses:
Beginning Balance	$457	$1,081	$937	$4,800	$557	$304	$8,136
Charge-offs			(474)	(99)	(59)	(53)	(685)
Recoveries					10	47	57
Provision	175	(40)	33	315	39	18	540

Ending Balance	$632	$1,041	$496	$5,016	$547	$316	$8,048

Allowance for loan losses, March 31, 2012:
Ending balance: individually evaluated for impairment	$55	$900	$442	$1,859	$347	$65	$3,668

Ending balance: collectively evaluated for impairment	$577	$141	$54	$3,157	$200	$251	$4,380

Total Loans, March 31, 2012:
Ending balance: individually evaluated for impairment	$15,360	$22,901	$8,847	$36,828	$2,924	$240	$87,100

Ending balance: collectively evaluated for impairment	$43,576	$4,816	$47,067	$207,271	$28,194	$10,176	$341,100

7. Deposits:

At March 31, 2013, time deposits of $100,000 or more include brokered deposits of $16,566,000. Of the total brokered deposits, $11,566,000 matures in 2013 and $5,000,000 matures in 2017.

8. Fair Value Measurements and Disclosures:

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

Other Real Estate

In the course of lending operations, Management may determine that it is necessary to foreclose on the related collateral. Other real estate acquired through foreclosure is carried at fair value, less estimated costs to sell. The fair value of the collateral is based on appraisals performed by third-party valuation specialists. Factors including the assumptions and techniques utilized by the appraiser are considered by Management. If the current appraisal is more than one year old and/or the loan balance is more than $200,000, a new appraisal is obtained. Otherwise, the Bank’s in-house property evaluator and Management will determine the fair value of the collateral, based on comparable sales, market conditions, Management’s plans for disposition and other estimates of fair value obtained from principally independent sources, adjusted for estimated selling costs. When the fair value of the property is based on observable market price, the Company records the other real estate as a non-recurring Level 2 asset. When an appraised value is not available or Management determines the fair value of the other real estate is further impaired below the appraised value and there is no observable market price, the Company records the other real estate as a non-recurring Level 3 asset.

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

The balances of available for sale securities, which are the only assets measured at fair value on a recurring basis, by level within the fair value hierarchy and by investment type, as of March 31, 2013 and December 31, 2012 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
March 31, 2013:
U.S. Treasuries	$53,854	$	$53,854	$
U.S. Government agencies	160,908		160,908
Mortgage-backed securities	45,366		45,366
States and political subdivisions	37,427		37,427
Equity securities	650		650

Total	$298,205	$	$298,205	$

December 31, 2012:
U.S. Treasuries	$54,096	$	$54,096	$
U.S. Government agencies	149,098		149,098
Mortgage-backed securities	17,441		17,441
States and political subdivisions	37,591		37,591
Equity securities	650		650

Total	$258,876	$	$258,876	$

Impaired loans, which are measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of March 31, 2013 and December 31, 2012 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
March 31, 2013	$15,870	$	$	$15,870
December 31, 2012	16,030			16,030

The following table presents a summary of changes in the fair value of impaired loans which are measured using level 3 inputs (in thousands):

	For the Three	For the Year
	Months Ended	Ended
	March 31, 2013	December 31, 2012
Balance, beginning of period	$16,030	$14,770
Additions to impaired loans and troubled debt restructurings		2,960
Principal payments, charge-offs and transfers to other real estate	(731)	(1,654)
Change in allowance for loan losses on impaired loans	571	(46)

Balance, end of period	$15,870	$16,030

Other real estate, which is measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of March 31, 2013 and December 31, 2012 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
March 31, 2013	$6,657	$	$	$6,657
December 31, 2012	7,008			7,008

The following table presents a summary of changes in the fair value of other real estate which is measured using level 3 inputs (in thousands):

	For the Three	For the Year
	Months Ended	Ended
	March 31, 2013	December 31, 2012
Balance, beginning of period	$7,008	$6,153
Loans transferred to ORE	135	2,576
Sales	(429)	(1,568)
Writedowns		(153)
Insurance proceeds for casualty loss	(57)

Balance, end of period	$6,657	$7,008

The carrying value and estimated fair value of assets and liabilities, by level within the fair value hierarchy, at March 31, 2013 and December 31, 2012, are as follows (in thousands):

	Carrying	Fair Value Measurements Using
	Amount	Level 1	Level 2		Level 3		Total
March 31, 2013:
Financial Assets:
Cash and due from banks	$72,200	$72,200	$		$		$72,200
Available for sale securities	298,205			298,205			298,205
Held to maturity securities	8,488			8,508			8,508
Other investments	3,198	3,198					3,198
Federal Home Loan Bank stock	651			651			651
Loans, net	407,707					411,422	411,422
Other real estate	6,657					6,657	6,657
Cash surrender value of life insurance	17,014					17,014	17,014
Financial Liabilities:
Deposits:
Non-interest bearing	113,301	113,301					113,301
Interest bearing	403,579					404,462	404,462
Federal funds purchased and securities sold under agreements to repurchase	196,090	196,090					196,090
Borrowings from Federal Home Loan Bank	7,856			10,145			10,145
December 31, 2012:
Financial Assets:
Cash and due from banks	$54,020	$54,020	$		$		$54,020
Available for sale securities	258,876			258,876			258,876
Held to maturity securities	7,125			7,225			7,225
Other investments	3,450	3,450					3,450
Federal Home Loan Bank stock	2,380			2,380			2,380
Loans, net	422,226					425,627	425,627
Other real estate	7,008					7,008	7,008
Cash surrender value of life insurance	16,861					16,861	16,861
Financial Liabilities:
Deposits:
Non-interest bearing	102,609	102,609					102,609
Interest bearing	373,110					376,209	376,209
Federal funds purchased and securities sold under agreements to repurchase	194,234	194,234					194,234
Borrowings from Federal Home Loan Bank	7,911			10,271			10,271

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

The following presents Management’s discussion and analysis of the consolidated financial condition and results of operations of Peoples Financial Corporation and Subsidiaries. These comments should be considered in combination with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in this report on Form 10-Q and the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Management’s Discussion and Analysis included in the Company’s Form 10-K for the year ended December 31, 2012.

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

New Accounting Pronouncements

In January 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-01, Balance Sheet (Topic 210), Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The amendments limit the scope of ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, to certain derivative instruments (including bifurcated embedded derivatives), repurchase agreements and reverse repurchase agreements, and securities borrowing and lending arrangements that are either (1) offset on the balance sheet or (2) subject to an enforceable master netting arrangement or similar agreement. This ASU amends the scope of FASB ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities, which requires additional disclosure regarding offsetting of assets and liabilities to enable users of financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. The effective date of the amendments coincides with that of ASU 2011-11 (i.e., for fiscal years beginning on or after January 1, 2013, and interim periods within those years). The amendments will be applied retrospectively for all comparative periods presented on the balance sheet. The adoption of the guidance did not have a material impact on the Company’s results of operations, financial position or disclosures.

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

Allowance for loan losses:

The Company’s most critical accounting policy relates to its allowance for loan losses (“ALL”), which reflects the estimated losses resulting from the inability of its borrowers to make loan payments. The ALL is established and maintained at an amount sufficient to cover the estimated loss associated with the loan portfolio of the Company as of the financial statements. Credit losses arise not only from credit risk, but also from other risks inherent in the lending process including, but not limited to, collateral risk, operation risk, concentration risk and economic risk. As such, all related risks of lending are considered when assessing the adequacy of the ALL. On a quarterly basis, Management estimates the probable level of losses to determine whether the allowance is adequate to absorb reasonably foreseeable, anticipated losses in the existing portfolio based on our past loan loss experience, known and inherent risk in the portfolio, adverse situations that may affect the borrowers’ ability to repay and the estimated value of any underlying collateral and current economic conditions. Management believes that the ALL is adequate and appropriate for all periods presented in these financial statements. If there was a deterioration of any of the factors considered by Management in evaluating the ALL, the estimate of loss would be updated, and additional provisions for loan losses may be required. The analysis divides the portfolio into two segments: a pool analysis of loans based upon a five year average loss history which is updated on a quarterly basis and which may be adjusted by qualitative factors by loan type and a specific reserve analysis for those loans considered impaired under GAAP. All credit relationships with an outstanding balance of $100,000 or greater that are included in Management’s loan watch list are individually reviewed for impairment. All losses are charged to the ALL when the loss actually occurs or when a determination is made that a loss is likely to occur; recoveries are credited to the ALL at the time of receipt.

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

Net income for the first quarter of 2013 was $606,000 compared with $505,000 for the first quarter of 2012. The decrease in salaries and employee benefits, FDIC assessments and other non-interest expense exceeded the decrease in net interest income for the first quarter of 2013 as compared with the first quarter of 2012.

Managing the net interest margin in the Company’s highly competitive market and in context of larger economic conditions has been very challenging and will continue to be so for the foreseeable future. Interest income decreased $339,000 for the first quarter of 2013 as compared with the first quarter of 2012. This decrease is the result of decrease in loan commitment fees and the decrease in yield on U.S. Agencies, our primary investment choice. Interest expense decreased $197,000 primarily due to a reduction in the cost of funds in 2013 as compared with 2012.

Monitoring asset quality, estimating potential losses in our loan portfolio and addressing non-performing loans continue to be emphasized during these difficult economic times, as the local and national economy continues to negatively impact collateral values and borrowers’ ability to repay their loans. The Company’s nonaccrual loans totaled $49,668,000 and $53,891,000 at March 31, 2013 and December 31, 2012, respectively. Most of these loans are collateral-dependent, and the Company has rigorously evaluated the value of its collateral to determine potential losses. There has been improvement in past due and nonaccrual loans in recent quarters, and the Company is working diligently to continue that trend.

Non-interest income for the first quarter of 2013 included increases in service charges on deposit accounts and a reduced loss on other investments as compared with the first quarter of 2012. The Company realized a gain of $104,233 in the first quarter of 2012 from the sale of securities.

Non-interest expense decreased $340,000 for the first quarter of 2013 as compared with the first quarter of 2012. This was primarily due to the decrease in salaries and employee benefits of $130,000 and the decrease in FDIC assessments of $150,000.

Total assets at March 31, 2013 increased $42,874,000 as compared with December 31, 2012. During the first quarter of 2013, one public fund relationship increased their balance in an interest bearing demand account by $30,000,000. Principal payments, maturities, charge-offs and foreclosures on loans have exceeded new loans during the first quarter of 2013. Funds from these deposits and loan payments have been left on deposit with the Federal Reserve, which is included in Cash and Due from Banks, or invested in available for sale securities.

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

The Company’s average interest earning assets decreased approximately $17,825,000, or 2%, from approximately $761,077,000 for the first quarter of 2012 to approximately $743,252,000 for the first quarter of 2013. The Company’s average balance sheet decreased primarily as available for sale securities decreased in 2013. Pledging requirements for public funds decreased in 2013, allowing for funds from the maturity of available for sale securities to reduce borrowings from the Federal Home Loan Bank.

The average yield on earning assets decreased by 10 basis points, from 3.35% for the first quarter of 2012 to 3.25% for the first quarter of 2013, with the biggest impact to the yield on loans. This decrease is the result of the reduction in loan fees on commitments that closed out in the fourth quarter of 2012 and the first quarter of 2013.

Average interest bearing liabilities decreased slightly approximately $6,161,000, or 1%, from approximately $625,360,000 for the first quarter of 2012 to approximately $619,199,000 for the first quarter of 2013. While total average interest bearing liabilities saw little change, there were large fluctuations within its components. Savings and interest-bearing DDA balances increased in 2013 as a result of the public fund deposit discussed in the Overview. Funds from maturities of available for sale securities in 2013 were available to reduce FHLB advances.

The average rate paid on interest bearing liabilities decreased 13 basis points, from .39% for the first quarter of 2012 to .26% for the first quarter of 2013. The current unprecedented low rate environment which exists on a national and local level has caused customers to tolerate lower interest rates in return for less risk. The Company believes that it is unlikely that its cost of funds can be materially reduced further; however, any opportunity to do so will be considered.

The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 3.04% for the three months ended March 31, 2013 and 2012 as the decrease in yield on interest earning assets is offset by the decrease in the rate paid on interest bearing liabilities.

The tables below analyze the changes in tax-equivalent net interest income for the quarters ended March 31, 2013 and 2012.

Analysis of Average Balances, Interest Earned/Paid and Yield

(in thousands)

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate
Loans (2)(3)	$423,130	$4,439	4.20%	$427,615	$4,642	4.34%
Federal funds Sold	33,109	33	0.40%	9,378	6	0.26%
HTM:
Non taxable (1)	8,050	77	3.83%	1,778	23	5.17%
AFS:
Taxable	239,376	1,005	1.68%	278,826	1,176	1.69%
Non taxable (1)	37,595	490	5.21%	40,177	528	5.26%
Other	1,992	3	0.60%	3,303	5	0.61%

Total	$743,252	$6,047	3.25%	$761,077	$6,380	3.35%

Savings & interest-bearing DDA	$270,159	$47	0.07%	$225,489	$143	0.25%
CD’s	135,292	273	0.81%	156,711	291	0.74%
Federal funds purchased	205,865	46	0.09%	193,296	119	0.25%
FHLB advances	7,883	41	2.08%	49,864	51	0.41%

Total	$619,199	$407	0.26%	$625,360	$604	0.39%

Net tax-equivalent margin on earning assets			3.04%			3.04%

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2013 and 2012.
(2)	Loan fees of $150 and $245 for 2013 and 2012, respectively, are included in these figures.
(3)	Includes nonaccrual loans.

Analysis of Changes in Interest Income and Interest Expense

(in thousands)

	For the Quarter Ended
	March 31, 2013 compared with March 31, 2012
	Volume	Rate	Rate/Volume	Total
Interest earned on:
Loans	$(49)	$(156)	$2	$(203)
Federal funds sold	15	3	9	27
Held to maturity securities:
Non taxable	81	(6)	(21)	54
Available for sale securities:
Taxable	(167)	(6)	1	(172)
Non taxable	(34)	(4)		(38)
Other	(1)		(1)	(2)

Total	$(155)	$(169)	$(10)	$(334)

Interest paid on:
Savings & interest-bearing DDA	$28	$(104)	$(20)	$(96)
CD’s	(40)	24	(3)	(19)
Federal funds purchased	8	(76)	(5)	(73)
FHLB advances	(42)	209	(176)	(9)

Total	$(46)	$53	$(204)	$(197)

Provision for Allowance for Loan Losses

In the normal course of business, the Company assumes risk in extending credit to its customers. This credit risk is managed through compliance with the loan policy, which is approved by the Board of Directors. The policy establishes guidelines relating to underwriting standards, including but not limited to financial analysis, collateral valuation, lending limits, pricing considerations and loan grading. The Company’s Loan Review and Special Assets Departments play key roles in monitoring the loan portfolio and managing problem loans. New loans and, on a periodic basis, existing loans are reviewed to evaluate compliance with the loan policy. Loan customers in concentrated industries such as gaming and hotel/motel, as well as the exposure for out of area; residential and land development; construction and commercial real estate loans; and their direct and indirect impact on its operations are evaluated on a monthly basis. Loan delinquencies and deposit overdrafts are closely monitored in order to identify developing problems as early as possible. Lenders experienced in workout scenarios consult with loan officers and customers to address non-performing loans. A watch list of credits which pose a potential loss to the Company is prepared based on the loan grading system. This list forms the foundation of the Company’s allowance for loan loss computation.

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

The Company’s on-going, systematic evaluation resulted in the Company recording a provision for loan losses of $539,000 and $540,000 for the first quarters of 2013 and 2012, respectively. The allowance for loan losses as a percentage of loans was 2.12% and 1.88% at March 31, 2013 and December 31, 2012, respectively. The Company’s analysis includes evaluating the current values of collateral securing all nonaccrual loans. Even though nonaccrual loans were $49,668,000 and $53,891,000 at March 31, 2013 and December 31, 2012, respectively, specific reserves of only $1,187,000 and $1,777,000 respectively, have been allocated to these loans as collateral values appear sufficient to cover loan losses or the loan balances have been charged down to their realizable value. The Company believes that its allowance for loan losses is appropriate as of March 31, 2013.

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

Non-interest income

Non-interest income increased slightly by $3,000 for the first quarter of 2013 as compared with the first quarter of 2012. Trust department income and fees and service charges on deposit accounts increased and the loss on other investments decreased in 2013 as compared with 2012. Results in 2012 included gains on sales of securities of $104,000.

Trust department income and fees increased $14,000 in 2013 as compared with 2012 as a result of the increase in market value, on which fees are based, of personal trust accounts.

Service charges on deposit accounts increased by $51,000 during the first quarter of 2013 as compared with the first quarter of 2012. NSF fee income decreased $48,000 and ATM surcharge fee income increased $100,000. While NSF fee fluctuations are difficult to predict or analyze, it appears that customers may change their overdraft activity based on general economic conditions. ATM surcharge fee income is earned primarily from off-site ATMs at casinos, which have seen some increase in their business in recent months.

Non-interest expense

Total non-interest expense decreased $340,000 for the first quarter of 2013 as compared with the first quarter of 2012. Salaries and employee benefits decreased $130,000; equipment rentals, depreciation and maintenance decreased $97,000; FDIC assessments decreased $150,000; data processing expenses decreased $52,000 and ATM expenses increased $99,000 for the first quarter of 2013 as compared with the first quarter of 2012.

Expenses relating to the retiree health plan decreased $69,108 as a result of amendments made to the plan which require plan participants to utilize drug benefits and health insurance coverage available under Medicare. The Company has reduced its contributions to its employee stock ownership and 401(k) plans which reduced costs $35,000 in 2013.

Depreciation costs have decreased by $81,000 in 2013, as computer and other equipment acquired after Hurricane Katrina in 2005 are now fully depreciated.

FDIC and state insurance assessments decreased $150,000 for the first quarter of 2013 as compared with the first quarter of 2012. This decrease was the result of the change in estimate of the prepaid FDIC assessment which was identified during the fourth quarter of 2012.

Data processing costs decreased in 2013 as the prior year’s costs included several additional services and projects.

ATM expenses increased in 2013 as a result of increased ATM activity in the current year.

Income Tax Benefit

Income taxes have been impacted by non-taxable income and federal tax credits during the quarters ended March 31, 2013 and 2012, as follows (in thousands except rate):

	Quarter Ended March 31,
	2013		2012
	Tax	Rate	Tax	Rate
Taxes at statutory rate	$210	34	$141	34
Increase (decrease) resulting from:
Tax-exempt interest income	(85)	(13)	(105)	(25)
Income from BOLI	(41)	(7)	(41)	(10)
Federal tax credits	(74)	(12)	(91)	(22)
Other	1		6	1

Total income taxes (benefit)	$11	2	$(90)	(22)

FINANCIAL CONDITION

Available for sale securities increased $39,329,000 at March 31, 2013, compared with December 31, 2012. This increase was funded by the large increase in interest bearing demand deposits and decrease in loan demand during the first quarter of 2013.

Held to maturity securities increased $1,363,000 at March 31, 2013, compared with December 31, 2012, as the Company opted to classify some of its investment purchases during the first quarter as held to maturity.

The Company decreased its investment in Federal Home Loan Bank (“FHLB”) stock by $1,729,000 at March 31, 2013 as compared with December 31, 2012 as a result of a reduced need to borrow from FHLB during the quarter.

Other real estate (“ORE”) decreased $351,000 at March 31, 2013 as compared with December 31, 2012. Loans totaling $135,000 were transferred into ORE while $429,000 was sold for a loss of $54,000 during the first quarter of 2013.

Prepaid FDIC assessments decreased by $255,000 at March 31, 2013 as compared with December 31, 2012 as a result of the amortization of these costs.

Other assets increased $745,000 at March 31, 2013 as compared with December 31, 2012 as deferred tax assets increased $477,000 as the decrease in fair value of available for sale securities reduced an unrealized gain and other prepaid assets and receivables increased $268,000.

Total deposits increased $41,161,000 at March 31, 2013, as compared with December 31, 2012. Typically, significant increases or decreases in total deposits and/or significant fluctuations among the different types of deposits from quarter to quarter are anticipated by Management as customers in the casino industry and county and municipal entities reallocate their resources periodically. Savings and demand, interest bearing, increased $41,455,000 as a result of the public fund deposit discussed above.

Employee and director benefit plans liabilities increased $352,000 at March 31, 2013 as compared with December 31, 2012 deferred compensation benefits earned by officers and directors during 2013.

Other liabilities decreased $508,000 at March 31, 2013 as compared with December 31, 2012 as a result of the payment of property tax and certain officer incentives which had been accrued at December 31, 2012.

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

As of March 31, 2013, the most recent notification from the Federal Deposit Insurance Corporation categorized the bank subsidiary as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the bank subsidiary must have a Total risk-based capital ratio of 10.00% or greater, a Tier 1 risk-based capital ratio of 6.00% or greater and a Leverage capital ratio of 5.00% or greater. There are no conditions or events since that notification that Management believes have changed the bank subsidiary’s category.

The actual capital amounts and ratios and required minimum capital amounts and ratios for the Company as of March 31, 2013 and December 31, 2012, are as follows (in thousands):

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
March 31, 2013:
Total Capital (to Risk Weighted Assets)	$112,889	21.57%	$41,860	8.00%
Tier 1 Capital (to Risk Weighted Assets)	106,329	20.32%	20,930	4.00%
Tier 1 Capital (to Average Assets)	106,329	12.87%	33,048	4.00%
December 31, 2012:
Total Capital (to Risk Weighted Assets)	$112,342	21.29%	$42,216	8.00%
Tier 1 Capital (to Risk Weighted Assets)	105,728	20.04%	21,108	4.00%
Tier 1 Capital (to Average Assets)	105,728	13.07%	32,361	4.00%

The actual capital amounts and ratios and required minimum capital amounts and ratios for the Bank as of March 31, 2013 and December 31, 2012, are as follows (in thousands):

			For Capital Adequacy
	Acutal		Purposes		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2013:
Total Capital (to Risk Weighted Assets)	$108,457	20.76%	$41,801	8.00%	$52,252	10.00%
Tier 1 Capital (to Risk Weighted Assets)	101,897	19.50%	20,901	4.00%	31,351	6.00%
Tier 1 Capital (to Average Assets)	101,897	12.02%	33,915	4.00%	42,394	5.00%
December 31, 2012:
Total Capital (to Risk Weighted Assets)	$107,885	20.47%	$42,148	8.00%	$52,685	10.00%
Tier 1 Capital (to Risk Weighted Assets)	101,241	19.22%	21,074	4.00%	31,611	6.00%
Tier 1 Capital (to Average Assets)	101,241	12.62%	32,086	4.00%	40,108	5.00%

In addition to monitoring its risk-based capital ratios, the Company also determines the primary capital ratio on a quarterly basis. This ratio was 14.33% at March 31, 2013, which is well above the regulatory minimum of 6.00%. Management continues to emphasize the importance of maintaining the appropriate capital levels of the Company and has established the goal of maintaining its primary capital ratio at 8.00%, which is the minimum requirement for classification as being “well-capitalized” by the banking regulatory authorities.

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

Item 4: Controls and Procedures

As of March 31, 2013, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the period ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

The Bank is involved in various legal matters and claims which are being defended and handled in the ordinary course of business. None of these matters is expected, in the opinion of Management, to have a material adverse effect upon the financial position or results of operations of the Company.

Item 5: Other Information

(a) On January 23, 2013, the Board of Directors appointed the following officers of the Company:

President and CEO	Chevis C. Swetman
Executive Vice President	A. Wes Fulmer
First Vice President	Thomas J. Sliman
Second Vice President	Ann F. Guice
Chief Financial Officer and Controller	Lauri A. Wood
Vice President and Secretary	J. Patrick Wild
Vice President	Evelyn R. Herrington

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 31.1:	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes—Oxley Act of 2002
Exhibit 31.2:	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes—Oxley Act of 2002
Exhibit 32.1:	Certification of Chief Executive Officer Pursuant to 18 U.S.C. ss. 1350
Exhibit 32.2:	Certification of Chief Financial Officer Pursuant to 18 U.S.C. ss. 1350

Exhibit 101	The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Condition at March 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Income for the quarters ended March 31, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the quarters ended March 31, 2013 and 2012, (iv) Statement of Changes in Shareholders’ Equity for the quarter ended March 31, 2013, (v) Consolidated Statements of Cash Flows for the quarters ended March 31, 2013 and 2012 and (vi) Notes to the Unaudited Consolidated Financial Statements for the quarters ended March 31, 2013 and 2012.

(b) Reports on Form 8-K

A Form 8-K was filed on January 7, 2013, January 30, 2013, February 27, 2013, April 18, 2013 and April 25, 2013.

SIGNATURES

Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL CORPORATION (Registrant)

Date:	May 13, 2013

By:	/s/ Chevis C. Swetman
Chevis C. Swetman
Chairman, President and Chief Executive Officer
(principal executive officer)

Date:	May 13, 2013

By:	/s/ Lauri A. Wood
Lauri A. Wood
Chief Financial Officer and Controller
(principal financial and accounting officer)