Form 10-Q
period 2013-06-30
PEOPLES FINANCIAL CORP /MS/
filed 2013-08-13
CIK 770460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date. Peoples Financial Corporation has only one class of common stock authorized. At July 31, 2013, there were 15,000,000 shares of $1 par value common stock authorized, with 5,123,186 shares issued and outstanding.

Part 1 – Financial Information

Item 1:	Financial Statements

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition

(in thousands except share data)

	June 30, 2013 (Unaudited)	December 31, 2012 (Audited)
Assets
Cash and due from banks	$52,338	$54,020
Available for sale securities	282,318	258,876
Held to maturity securities, fair value of $9,278 at June 30, 2013; $7,225 at December 31, 2012	9,732	7,125
Other investments	3,229	3,450
Federal Home Loan Bank Stock, at cost	651	2,380
Loans	403,098	431,083
Less: Allowance for loan losses	12,150	8,857

Loans, net	390,948	422,226
Bank premises and equipment, net of accumulated depreciation	26,057	26,222
Other real estate	6,825	7,008
Accrued interest receivable	2,700	2,895
Cash surrender value of life insurance	17,163	16,861
Prepaid FDIC assessments	141	1,705
Other assets	6,982	2,144

Total assets	$799,084	$804,912

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition (continued)

(in thousands except share data)

	June 30, 2013 (Unaudited)	December 31, 2012 (Audited)
Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Demand, non-interest bearing	$120,365	$102,609
Savings and demand, interest bearing	231,512	232,401
Time, $100,000 or more	84,029	94,606
Other time deposits	44,699	46,103

Total deposits	480,605	475,719
Federal funds purchased and securities sold under agreements to repurchase	191,371	194,234
Borrowings from Federal Home Loan Bank	7,799	7,912
Employee and director benefit plans liabilities	12,574	12,162
Other liabilities	3,502	4,131

Total liabilities	695,851	694,158
Shareholders’ Equity:
Common stock, $1 par value, 15,000,000 shares authorized, 5,129,186 and 5,136,918 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	5,129	5,137
Surplus	65,780	65,780
Undivided profits	34,332	34,964
Accumulated other comprehensive income (loss), net of tax	(2,008)	4,873

Total shareholders’ equity	103,233	110,754

Total liabilities and shareholders’ equity	$799,084	$804,912

See notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Income

(in thousands except per share data)(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest income:
Interest and fees on loans	$4,339	$4,510	$8,778	$9,152
Interest and dividends on securities:
U.S. Treasuries	108	114	291	169
U.S. Government agencies	748	1,199	1,479	2,240
Mortgage-backed securities	139	71	230	151
States and political subdivisions	382	376	756	740
Other investments	3	1	6	5
Interest on federal funds sold	31	2	64	9

Total interest income	5,750	6,273	11,604	12,466

Interest expense:
Deposits	315	409	635	844
Borrowings from Federal Home Loan Bank	40	69	81	119
Federal funds purchased and securities sold under agreements to repurchase	43	98	89	217

Total interest expense	398	576	805	1,180

Net interest income	5,352	5,697	10,799	11,286
Provision for allowance for loan losses	3,538	1,290	4,077	1,830

Net interest income after provision for allowance for loan losses	$1,814	$4,407	$6,722	$9,456

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Income (continued)

(in thousands except per share data)(unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
Non-interest income:
Trust department income and fees		$336		$328		$694		$672
Service charges on deposit accounts		1,523		1,427		3,031		2,884
Gain on sales and calls of securities		255		860		255		964
Gain (loss) on other investments		31		18		9		(37)
Increase in cash surrender value of life insurance		122		125		243		247
Other income		144		140		300		286

Total non-interest income		2,411		2,898		4,532		5,016

Non-interest expense:
Salaries and employee benefits		2,850		3,048		5,991		6,319
Net occupancy		662		655		1,236		1,274
Equipment rentals, depreciation and maintenance		762		877		1,442		1,654
FDIC assessments		154		443		445		884
Data processing		300		365		620		737
ATM expense		613		495		1,191		974
Other expense		873		917		1,701		1,710

Total non-interest expense		6,214		6,800		12,626		13,552

Income (loss) before income tax benefit		(1,989)		505		(1,372)		920
Income tax benefit		(842)		(57)		(831)		(147)

Net income (loss)		$(1,147)		$562		$(541)		$1,067

Basic and diluted earnings (loss) per share		$(.23)		$.11		$(.11)		$.21

Dividends declared per share	$		$		$		$

See notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$(1,147)	$562	$(541)	$1,067
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on available for sale securities, net of tax of $(3,185) and $1,311 for the three months ended June 30, 2013 and 2012, respectively, and $(3,458) and $436 for the six months ended June 30, 2013 and 2012, respectively	(6,182)	2,545	(6,713)	845
Reclassification adjustment for realized gains on available for sale securities called or sold, net of tax of $(87) and $(292) for the three months ended June 30, 2013 and 2012, respectively, and $(87) and $(328) for the six months ended June 30, 2013 and 2012, respectively	(168)	(568)	(168)	(636)

Total other comprehensive income (loss)	(6,350)	1,977	(6,881)	209

Total comprehensive income (loss)	$(7,497)	$2,539	$(7,422)	$1,276

See notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

(in thousands except share data)

	Number of Common Shares	Common Stock	Surplus	Undivided Profits	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2013	5,136,918	$5,137	$65,780	$34,964	$4,873	$110,754
Net loss				(541)		(541)
Other comprehensive loss, net of tax					(6,881)	(6,881)
Retirement of common stock	(7,732)	(8)		(91)		(99)

Balance, June 30, 2013	5,129,186	$5,129	$65,780	$34,332	$(2,008)	$103,233

Note: Balances as of January 1, 2013 were audited.

See notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)(unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(541)	$1,067
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	884	1,034
Provision for allowance for loan losses	4,077	1,830
Loss on sales of other real estate	5	153
Writedown of other real estate	22	25
Gain on sales of bank premises and equipment	(15)
(Gain) loss on other investments	(9)	37
Gain on sales and calls of securities	(255)	(964)
Accretion of held to maturity securities	(1)	(1)
Change in accrued interest receivable	195	(405)
Increase in cash surrender value of life insurance	(243)	(247)
Change in other assets	1,032	(236)
Change in other liabilities	(980)	382

Net cash provided by operating activities	$4,171	$2,675

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(in thousands) (unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from investing activities:
Proceeds from maturities, sales and calls of available for sale securities	$122,214	$180,717
Purchases of available for sale securities	(155,825)	(227,537)
Purchases of held to maturity securities	(2,606)	(3,555)
(Purchases) redemption of Federal Home Loan Bank stock	1,729	(1,679)
Redemption of other investments	230
Proceeds from sales of bank premises and equipment	19
Proceeds from sales of other real estate	515	344
Insurance proceeds from casualty loss on other real estate	57
Loans, net change	26,785	(298)
Acquisition of bank premises and equipment	(723)	(20)
Investment in cash surrender value of life insurance	(59)	(70)

Net cash used in investing activities	(7,664)	(52,098)

Cash flows from financing activities:
Demand and savings deposits, net change	16,867	35,326
Time deposits, net change	(11,981)	(22,196)
Cash dividends		(514)
Retirement of common stock	(99)
Borrowings from Federal Home Loan Bank		1,185,266
Repayments to Federal Home Loan Bank	(113)	(1,155,572)
Federal funds purchased and securities sold under agreements to repurchase, net change	(2,863)	4,387

Net cash provided by financing activities	1,811	46,697

Net increase (decrease) in cash and cash equivalents	(1,682)	(2,726)
Cash and cash equivalents, beginning of period	54,020	36,929

Cash and cash equivalents, end of period	$52,338	$34,203

See notes to consolidated financial statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2013 and 2012

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

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the financial position of the Company and its subsidiaries as of June 30, 2013 and the results of their operations and their cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2012 Annual Report and Form 10-K.

The results of operations for the quarter or six months ended June 30, 2013, are not necessarily indicative of the results to be expected for the full year.

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

2. Earnings Per Share:

Per share data is based on the weighted average shares of common stock outstanding of 5,132,494 and 5,136,918 for the quarters ended June 30, 2013 and 2012, respectively, and 5,134,620 and 5,136,918 for the six months ended June 30, 2013 and 2012, respectively.

3. Statements of Cash Flows:

The Company has defined cash and cash equivalents as cash and due from banks. The Company paid $814,566 and $1,180,163 for the six months ended June 30, 2013 and 2012, respectively, for interest on deposits and borrowings. Income tax payments of $310,000 and $615,000 were made during the six months ended June 30, 2013 and 2012, respectively. Loans transferred to other real estate amounted to $415,959 and $1,891,673 during the six months ended June 30, 2013 and 2012, respectively. Dividends payable of $513,692 as of December 31, 2011 were paid during the first quarter of 2012.

4. Investments:

The amortized cost and fair value of securities at June 30, 2013 and December 31, 2012, are as follows (in thousands):

June 30, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Debt securities:
U.S. Treasuries	$43,734	$24	$(652)	$43,106
U.S. Government agencies	165,749	835	(6,417)	160,167
Mortgage-backed securities	42,764	159	(1,058)	41,865
States and political subdivisions	35,268	1,265	(3)	36,530

Total debt securities	287,515	2,283	(8,130)	281,668
Equity securities	650			650

Total available for sale securities	$288,165	$2,283	$(8,130)	$282,318

Held to maturity securities:
States and political subdivisions	$9,732	$22	$(476)	$9,278

Total held to maturity securities	$9,732	$22	$(476)	$9,278

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Debt securities:
U.S. Treasuries	$53,661	$490	$(55)	$54,096
U.S. Government agencies	147,652	1,810	(364)	149,098
Mortgage-backed securities	16,903	538		17,441
States and political subdivisions	35,433	2,158		37,591

Total debt securities	253,649	4,996	(419)	258,226
Equity securities	650			650

Total available for sale securities	$254,299	$4,996	$(419)	$258,876

Held to maturity securities:
States and political subdivisions	$7,125	$112	$(12)	$7,225

Total held to maturity securities	$7,125	$112	$(12)	$7,225

The amortized cost and fair value of debt securities at June 30, 2013 (in thousands), by contractual maturity, are shown on the next page. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale securities:
Due in one year or less	$13,898	$13,998
Due after one year through five years	63,157	63,282
Due after five years through ten years	72,436	72,389
Due after ten years	95,260	90,134
Mortgage-backed securities	42,764	41,865

Totals	$287,515	$281,668

Held to maturity securities:
Due in one year or less	$1,013	$1,022
Due after one year through five years	1,777	1,773
Due after five years through ten years	3,492	3,353
Due after ten years	3,450	3,130

Totals	$9,732	$9,278

Available for Sale and Held to Maturity Securities with gross unrealized losses at June 30, 2013 and December 31, 2012, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows (in thousands):

	Less Than Twelve Months		Over Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2013:
U.S. Treasuries	$30,082	$652	$	$	$30,082	$652
U.S. Government agencies	117,322	6,417			117,322	6,417
Mortgage-backed securities	35,002	1,058			35,002	1,058
States and political subdivisions	7,974	479			7,974	479

TOTAL	$190,380	$8,606	$	$	$190,380	$8,606

December 31, 2012:
U.S. Treasuries	$9,887	$55	$	$	$9,887	$55
U.S. Government agencies	30,335	364			30,335	364
States and political subdivisions	1,451	12			1,451	12

TOTAL	$41,673	$431	$	$	$41,673	$431

At June 30, 2013, 7 of the 10 securities issued by the U.S. Treasury, 24 of the 33 securities issued by U.S. Government agencies, 8 of the 10 mortgage-backed securities and 29 of the 147 securities issued by states and political subdivisions contained unrealized losses.

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

Securities with a fair value of $275,804,907 and $241,879,775 at June 30, 2013 and December 31, 2012, respectively, were pledged to secure public deposits, federal funds purchased and other balances required by law.

Proceeds from the sale of available for sale debt securities were $24,989,844 and $44,771,114 for the six months ended June 30, 2013 and 2012, respectively. Available for sale debt securities were sold for a realized gain of $254,841 and $964,175 for the six months ended June 30, 2013 and 2012, respectively.

5. Loans:

The composition of the loan portfolio at June 30, 2013 and December 31, 2012, is as follows (in thousands):

	June 30, 2013	December 31, 2012
Gaming	$50,337	$60,187
Residential and land development	27,083	27,338
Real estate, construction	49,947	52,586
Real estate, mortgage	233,158	246,420
Commercial and industrial	34,339	35,004
Other	8,234	9,548

Total	$403,098	$431,083

The age analysis of the loan portfolio, segregated by class of loans, as of June 30, 2013 and December 31, 2012, is as follows (in thousands):

										Loans Past
										Due Greater
	Number of Days Past Due									Than 90
					Greater		Total		Total	Days &
	30—59		60—89		Than 90		Past Due	Current	Loans	Still Accruing
June 30, 2013:
Gaming	$		$		$		$	$50,337	$50,337	$
Residential and land development						5,304	5,304	21,779	27,083
Real estate, construction		1,474				4,334	5,808	44,139	49,947	424
Real estate, mortgage		8,080		1,424		7,924	17,428	215,730	233,158	1,261
Commercial and industrial		3,930					3,930	30,409	34,339
Other		56		3		28	87	8,147	8,234	28

Total		$13,540		$1,427		$17,590	$32,557	$370,541	$403,098	$1,713

December 31, 2012:
Gaming	$			$1,721	$		$1,721	$58,466	$60,187	$
Residential and land development						5,765	5,765	21,573	27,338
Real estate, construction		3,989		878		6,151	11,018	41,568	52,586	572
Real estate, mortgage		12,012		2,702		7,605	22,319	224,101	246,420	872
Commercial and industrial		1,804		79		107	1,990	33,014	35,004
Other		127		26		1	154	9,394	9,548	1

Total		$17,932		$5,406		$19,629	$42,967	$388,116	$431,083	$1,445

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

An analysis of the loan portfolio by loan grade, segregated by class of loans, as of June 30, 2013 and December 31, 2012, is as follows (in thousands):

	Loans With A Grade Of:
	A or B	C	D	E	F	Total
June 30, 2013:
Gaming	$26,258	$2,500	$7,535	$14,044	$	$50,337
Residential and land development	4,505	1,607		20,971		27,083
Real estate, construction	40,999	1,151	2,684	5,113		49,947
Real estate, mortgage	198,510	4,146	17,356	13,146		233,158
Commercial and industrial	31,391	628	2,287	33		34,339
Other	8,117	44	69	4		8,234

Total	$309,780	$10,076	$29,931	$53,311	$	$403,098

December 31, 2012:
Gaming	$27,530	$12,300	$4,108	$16,249	$	$60,187
Residential and land development	4,630	1,544	81	21,083		27,338
Real estate, construction	43,318	1,001	2,701	5,566		52,586
Real estate, mortgage	209,479	3,093	21,167	12,681		246,420
Commercial and industrial	32,036	442	2,312	214		35,004
Other	9,449	27	72			9,548

Total	$326,442	$18,407	$30,441	$55,793	$	$431,083

A loan may be impaired but not on nonaccrual status when the loan is well secured and in the process of collection. Total loans on nonaccrual as of June 30, 2013 and December 31, 2012, are as follows (in thousands):

	June 30, 2013	December 31, 2012
Gaming	$12,172	$16,249
Residential and land development	20,971	21,083
Real estate, construction	4,954	5,171
Real estate, mortgage	11,571	11,174
Commercial and industrial		214

Total	$49,668	$53,891

The Company has modified certain loans by granting interest rate concessions to these customers. These loans are in compliance with their modified terms, are currently accruing and the Company has classified them as troubled debt restructurings. Troubled debt restructurings as of June 30, 2013 and December 31, 2012 were as follows (in thousands except for number of contracts):

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded	Related
	Contracts	Investment	Investment	Allowance
June 30, 2013:
Real estate, construction	2	$892	$892	$276
Real estate, mortgage	3	9,120	9,120	827
Commercial and industrial	1	690	690

Total	6	$10,702	$10,702	$1,103

December 31, 2012:
Real estate, construction	3	$1,095	$1,095	$340
Real estate, mortgage	3	9,054	9,054	957
Commercial and industrial	1	702	702

Total	7	$10,851	$10,851	$1,297

Impaired loans, which include loans classified as nonaccrual and troubled debt restructurings, segregated by class of loans, as of June 30, 2013 and December 31, 2012, are as follows (in thousands):

	Unpaid Principal Balance	Recorded Investment	Related Allowance		Average Recorded Investment	Interest Income Recognized
June 30, 2013:
With no related allowance recorded:
Gaming	$10,933	$10,933	$		$12,150	$
Residential and land development	4,468	4,468			4,496
Real estate, construction	3,498	3,472			3,519		13
Real estate, mortgage	9,758	9,159			9,213		10
Commercial and industrial	690	690			696		11

Total	$29,347	$28,722	$		$30,074		$34

With a related allowance recorded:
Gaming	$1,714	$1,239		$626	$1,403	$
Residential and land development	17,606	16,503		3,143	16,555
Real estate, construction	2,410	2,374		1,132	2,410		11
Real estate, mortgage	11,566	11,532		1,702	10,877		140

Total	$33,296	$31,648		$6,603	$31,245		$151

Total by class of loans:
Gaming	$12,647	$12,172		$626	$13,553	$
Residential and land development	22,074	20,971		3,143	21,051
Real estate, construction	5,908	5,846		1,132	5,929		24
Real estate, mortgage	21,324	20,691		1,702	20,090		150
Commercial and industrial	690	690			696		11

Total	$62,643	$60,370		$6,603	$61,319		$185

	Unpaid Principal Balance	Recorded Investment	Related Allowance		Average Recorded Investment		Interest Income Recognized
December 31, 2012:
With no related allowance recorded:
Gaming	$14,528	$14,528	$			$14,869	$
Residential and land development	21,837	20,733				21,288
Real estate, construction	4,635	4,580				3,833
Real estate, mortgage	9,971	9,935				9,821
Commercial and industrial	892	892				791		23

Total	$51,863	$50,668	$			$50,602		$23

With a related allowance recorded:
Gaming	$1,721	$1,721		$1,100	$		$
Residential and land development	350	350		70		350
Real estate, construction	1,694	1,686		663		1,314		8
Real estate, mortgage	10,893	10,293		1,229		10,199		319
Commercial and industrial	24	24		12

Total	$14,682	$14,074		$3,074		$11,863		$327

Total by class of loans:
Gaming	$16,249	$16,249		$1,100		$14,869	$
Residential and land development	22,187	21,083		70		21,638
Real estate, construction	6,329	6,266		663		5,147		8
Real estate, mortgage	20,864	20,228		1,229		20,020		319
Commercial and industrial	916	916		12		791		23

Total	$66,545	$64,742		$3,074		$62,465		$350

6. Allowance for Loan Losses:

Transactions in the allowance for loan losses for the quarters and six months ended June 30, 2013 and 2012, and the balances of loans, individually and collectively evaluated for impairment as of June 30, 2013 and 2012, are as follows (in thousands):

	Gaming	Residential and Land Development	Real Estate, Construction	Real Estate, Mortgage	Commercial and Industrial	Other	Total
For the Six Months Ended June 30, 2013:
Allowance for Loan Losses:
Beginning Balance	$1,541	$200	$967	$5,273	$593	$283	$8,857
Charge-offs	(474)		(47)	(281)		(130)	(932)
Recoveries		67		2	22	57	148
Provision	(81)	3,076	410	594	12	66	4,077

Ending Balance	$986	$3,343	$1,330	$5,588	$627	$276	$12,150

For the Quarter Ended June 30, 2013:
Allowance for Loan Losses:
Beginning Balance	$1,146	$238	$935	$5,551	$667	$298	$8,835
Charge-offs			(47)	(223)		(65)	(335)
Recoveries		67		1	11	33	112
Provision	(160)	3,038	442	259	(51)	10	3,538

Ending Balance	$986	$3,343	$1,330	$5,588	$627	$276	$12,150

Allowance for loan losses, June 30, 2013:
Ending balance: individually evaluated for impairment	$626	$3,143	$1,302	$2,220	$331	$33	$7,655

Ending balance: collectively evaluated for impairment	$360	$200	$28	$3,368	$296	$243	$4,495

Total Loans, June 30, 2013:
Ending balance: individually evaluated for impairment	$21,579	$20,974	$7,794	$29,759	$2,320	$73	$82,499

Ending balance: collectively evaluated for impairment	$28,758	$6,109	$42,153	$203,399	$32,019	$8,161	$320,599

	Gaming		Residential and Land Development		Real Estate, Construction	Real Estate, Mortgage	Commercial and Industrial	Other	Total
For the Six Months Ended June 30, 2012:
Allowance for Loan Losses:
Beginning Balance		$457		$1,081	$937	$4,800	$557	$304	$8,136
Charge-offs		(275)		(1,103)	(474)	(1,102)	(160)	(179)	(3,293)
Recoveries							14	56	70
Provision		292		225	(14)	1,178	46	103	1,830

Ending Balance		$474		$203	$449	$4,876	$457	$284	$6,743

For the Quarter Ended June 30, 2012:
Allowance for Loan Losses:
Beginning Balance		$632		$1,041	$496	$5,016	$547	$316	$8,048
Charge-offs		(275)		(1,103)		(1,003)	(101)	(126)	(2,608)
Recoveries							4	9	13
Provision		117		265	(47)	863	7	85	1,290

Ending Balance		$474		$203	$449	$4,876	$457	$284	$6,743

Allowance for loan losses, June 30, 2012:
Ending balance: individually evaluated for impairment	$		$		$401	$1,605	$236	$35	$2,277

Ending balance: collectively evaluated for impairment		$474		$203	$48	$3,271	$221	$249	$4,466

Total Loans, June 30, 2012:
Ending balance: individually evaluated for impairment		$25,010		$21,339	$9,572	$36,462	$2,772	$129	$95,284

Ending balance: collectively evaluated for impairment		$34,287		$6,292	$44,258	$209,500	$28,075	$9,895	$332,307

7. Deposits:

At June 30, 2013, time deposits of $100,000 or more include brokered deposits of $16,566,000. Of the total brokered deposits, $11,566,000 matures in 2013 and $5,000,000 matures in 2017.

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

The balances of available for sale securities, which are the only assets measured at fair value on a recurring basis, by level within the fair value hierarchy and by investment type, as of June 30, 2013 and December 31, 2012 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
June 30, 2013:
U.S. Treasuries	$43,106	$	$43,106	$
U.S. Government agencies	160,167		160,167
Mortgage-backed securities	41,865		41,865
States and political subdivisions	36,530		36,530
Equity securities	650		650

Total	$282,318	$	$282,318	$

December 31, 2012:
U.S. Treasuries	$54,096	$	$54,096	$
U.S. Government agencies	149,098		149,098
Mortgage-backed securities	17,441		17,441
States and political subdivisions	37,591		37,591
Equity securities	650		650

Total	$258,876	$	$258,876	$

Impaired loans, which are measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of June 30, 2013 and December 31, 2012 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
June 30, 2013	$26,791	$	$	$26,791
December 31, 2012	16,030			16,030

The following table presents a summary of changes in the fair value of impaired loans which are measured using level 3 inputs (in thousands):

	For the six	For the Year
	Months Ended	Ended
	June 30, 2013	December 31, 2012
Balance, beginning of period	$16,030	$14,770
Additions to impaired loans and troubled debt restructurings	15,904	2,960
Principal payments, charge-offs and transfers to other real estate	(1,614)	(1,654)
Change in allowance for loan losses on impaired loans	(3,529)	(46)

Balance, end of period	$26,791	$16,030

Other real estate, which is measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of June 30, 2013 and December 31, 2012 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
June 30, 2013	$6,825	$	$	$6,825
December 31, 2012	7,008			7,008

The following table presents a summary of changes in the fair value of other real estate which is measured using level 3 inputs (in thousands):

	For the Six	For the Year
	Months Ended	Ended
	June 30, 2013	December 31, 2012
Balance, beginning of period	$7,008	$6,153
Loans transferred to ORE	416	2,576
Sales	(520)	(1,568)
Writedowns	(22)	(153)
Insurance proceeds for casualty loss	(57)

Balance, end of period	$6,825	$7,008

The carrying value and estimated fair value of assets and liabilities, by level within the fair value hierarchy, at June 30, 2013 and December 31, 2012, are as follows (in thousands):

	Carrying	Fair Value Measurements Using
	Amount	Level 1	Level 2		Level 3		Total
June 30, 2013:
Financial Assets:
Cash and due from banks	$52,338	$52,338	$		$		$52,338
Available for sale securities	282,318			282,318			282,318
Held to maturity securities	9,732			9,278			9,278
Other investments	3,229	3,229					3,229
Federal Home Loan Bank stock	651			651			651
Loans, net	390,948					397,561	397,561
Other real estate	6,825					6,825	6,825
Cash surrender value of life insurance	17,163					17,163	17,163
Financial Liabilities:
Deposits:
Non-interest bearing	120,365	120,365					120,365
Interest bearing	360,240					362,902	362,902
Federal funds purchased and securities sold under agreements to repurchase	191,371	191,371					191,371
Borrowings from Federal Home Loan Bank	7,799			9,725			9,725
December 31, 2012:
Financial Assets:
Cash and due from banks	$54,020	$54,020	$		$		$54,020
Available for sale securities	258,876			258,876			258,876
Held to maturity securities	7,125			7,225			7,225
Other investments	3,450	3,450					3,450
Federal Home Loan Bank stock	2,380			2,380			2,380
Loans, net	422,226					425,627	425,627
Other real estate	7,008					7,008	7,008
Cash surrender value of life insurance	16,861					16,861	16,861
Financial Liabilities:
Deposits:
Non-interest bearing	102,609	102,609					102,609
Interest bearing	373,110					376,209	376,209
Federal funds purchased and securities sold under agreements to repurchase	194,234	194,234					194,234
Borrowings from Federal Home Loan Bank	7,912			10,271			10,271

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

The Company recorded a net loss of $1,147,000 for the second quarter of 2013 compared with net income of $562,000 for the second quarter of 2012 and a net loss of $541,000 for the first half of 2013 as compared with net income of $1,067,000 for the first half of 2012. The provision for the allowance for loan losses was $3,538,000 and $4,077,000 for the second quarter and first half of 2013, respectively, compared with $1,290,000 and $1,830,000, respectively, for the second quarter and first half of 2012. Current year results for the second quarter and first half also included a reduction in net interest income, a decrease in non-interest income and a decrease in non-interest expense as compared with 2012 results.

Managing the net interest margin in the Company’s highly competitive market and in context of larger economic conditions has been very challenging and will continue to be so for the foreseeable future. Interest income decreased $523,000 and $862,000 for the second quarter and first half of 2013 as compared with 2012. This decrease is the result of the decrease in loan commitment fees and the decrease in yield on U.S. Agencies, our primary investment choice. Interest expense decreased $178,000 and $375,000 for the second quarter and first half of 2013 as compared with 2012 primarily due to a reduction in the cost of funds.

Monitoring asset quality, estimating potential losses in our loan portfolio and addressing non-performing loans continue to be emphasized during these difficult economic times, as the local and national economy continues to negatively impact collateral values and borrowers’ ability to repay their loans. The Company’s nonaccrual loans totaled $49,668,000 and $53,891,000 at June 30, 2013 and December 31, 2012, respectively. Most of these loans are collateral-dependent, and the Company has rigorously evaluated the value of its collateral to determine potential losses. There has been improvement in past due and nonaccrual loans in recent quarters, and the Company is working diligently to continue that trend.

Non-interest income decreased $487,000 and $484,000 for the three and six months ended June 30, 2013 as compared with 2012 results. These decreases were primarily the result of decreased gains on sales and calls of securities in 2013 as compared with 2012.

Non-interest expense decreased $586,000 and $926,000 for the three and six months ended June 30, 2013 as compared with 2012 results. These decreases were the result of decreases in salaries and employee benefits, depreciation and FDIC assessments in 2013 as compared with 2012.

Total assets at June 30, 2013 decreased $5,828,000 as compared with December 31, 2012. Available for sale securities increased $23,442,000 at June 30, 2013 as compared with December 31, 2012, with funds available from the net decrease in loans of $31,278,000.

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

Quarter Ended June 30, 2013 as Compared with Quarter Ended June 30, 2012

The Company’s average interest earning assets decreased approximately $27,485,000, or 4%, from approximately $774,481,000 for the second quarter of 2012 to approximately $746,996,000 for the second quarter of 2013. The Company’s average balance sheet decreased as investments and loans decreased during the quarter. Pledging requirements for public funds decreased in 2013, allowing for funds from the maturity and sale of available for sale securities to reduce borrowings from the Federal Home Loan Bank. Loans have been reduced and principal payments, maturities, charge-offs and foreclosures relating to existing loans have outpaced new loans.

The average yield on earning assets decreased by 16 basis points, from 3.34% for the second quarter of 2012 to 3.18% for the second quarter of 2013, with the biggest impact to the yield on taxable available for sale securities. The Company’s investment and liquidity strategy has been to invest most of the proceeds from sales, calls and maturities of securities in similar securities. As a result, the yield on taxable available for sale securities decreased from 1.89% for the second quarter of 2012 to 1.61% for the second quarter of 2013. The Company has more recently purchased securities with maturities of up to fifteen years, with call provisions, to improve its yield on these assets. Future security purchases may be of shorter duration in anticipation of rising rates in 2014.

Average interest bearing liabilities decreased approximately $43,512,000, or 7%, from approximately $631,618,000 for the second quarter of 2012 to approximately $588,106,000 for the second quarter of 2013. The decrease was primarily related to reduced borrowings from the Federal Home Loan Bank, due to the liquidity needs of the bank subsidiary.

The average rate paid on interest bearing liabilities decreased 9 basis points, from .36% for the second quarter of 2012 to .27% for the second quarter of 2013. The current unprecedented low rate environment which exists on a national and local level has caused customers to tolerate lower interest rates in return for less risk. The Company believes that it is unlikely that its cost of funds can be materially reduced further; however, any opportunity to do so will be considered.

The Company’s net interest margin on a tax-equivalent basis, which is net income as a percentage of average earning assets, was 2.97% for the quarter ended June 30, 2013, down 7 basis points from 3.04% for the quarter ended June 30, 2012.

Six Months Ended June 30, 2013 as Compared with Six Months Ended June 30, 2012

The Company’s average interest earning assets decreased approximately $11,413,000, or 2%, from approximately $767,772,000 for the first half of 2012 to approximately $756,359,000 for the first half of 2013. The Company’s average balance sheet decreased as investments and loans decreased during the six month periods. Pledging requirements for public funds decreased in 2013, allowing for funds from the maturity and sale of available for sale securities to reduce borrowings from the Federal Home Loan Bank. Loans have been reduced and principal payments, maturities, charge-offs and foreclosures relating to existing loans have outpaced new loans.

The average yield on earning assets decreased by 18 basis points, from 3.35% for the first half of 2012 to 3.17% for the first half of 2013, with the biggest impact to the yield on taxable available for sale securities. The Company’s investment and liquidity strategy has been to invest most of the proceeds from sales, calls and maturities of securities in similar securities. As a result, the yield on taxable available for sale securities decreased from 1.79% for the first half of 2012 to 1.64% for the first half of 2013. The Company has more recently purchased securities with maturities of up to fifteen years, with call provisions, to improve its yield on these assets. Future security purchases may be of shorter duration in anticipation of rising rates in 2014.

Average interest bearing liabilities decreased approximately $24,876,000, or 4%, from approximately $628,501,000 for the first half of 2012 to approximately $603,625,000 for the first half of 2013. The decrease was primarily related to reduced borrowings from the Federal Home Loan Bank, which decreased due to the liquidity needs of the bank subsidiary.

The average rate paid on interest bearing liabilities decreased 11 basis points, from .38% for the first half of 2012 to .27% for the first half of 2013. The current unprecedented low rate environment which exists on a national and local level has caused customers to tolerate lower interest rates in return for less risk. The Company believes that it is unlikely that its cost of funds can be materially reduced further; however, any opportunity to do so will be considered.

The Company’s net interest margin on a tax-equivalent basis, which is net income as a percentage of average earning assets, was 2.96% for the six months ended June 30, 2013, down 8 basis points from 3.04% for the six months ended June 30, 2012.

The tables on the following pages analyze the changes in tax-equivalent net interest income for the quarters ended June 30, 2013 and 2012 and the six months ended June 30, 2013 and 2012.

Analysis of Average Balances, Interest Earned/Paid and Yield

(In Thousands)

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate
Loans (2)(3)	$409,527	$4,339	4.24%	$428,951	$4,511	4.21%
Federal funds sold	41,747	31	0.30%	3,841	3	0.31%
HTM:
Non taxable (1)	9,368	85	3.63%	4,109	43	4.19%
AFS:
Taxable	247,670	996	1.61%	292,811	1,384	1.89%
Non taxable (1)	37,383	493	5.28%	39,914	527	5.28%
Other	1,301	3	0.92%	4,855	1	0.08%

Total	$746,996	$5,947	3.18%	$774,481	$6,469	3.34%

Savings & interest-bearing DDA	$252,948	$50	0.08%	$238,344	$157	0.26%
CD’s	129,955	265	0.82%	148,536	252	0.68%
Federal funds purchased	197,373	43	0.09%	161,933	98	0.24%
FHLB advances	7,830	40	2.04%	82,805	69	0.33%

Total	$588,106	$398	0.27%	$631,618	$576	0.36%

Net tax-equivalent margin on earning assets			2.97%			3.04%

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2013 and 2012.
(2)	Loan fees of $97 and $145 for 2013 and 2012, respectively, are included in these figures.
(3)	Includes nonaccrual loans.

Analysis of Average Balances, Interest Earned/Paid and Yield

(In Thousands)

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate
Loans (2)(3)	$416,291	$8,778	4.22%	$428,276	$9,153	4.27%
Federal funds sold	48,675	64	0.26%	6,609	9	0.27%
HTM:
Non taxable (1)	8,713	162	3.72%	2,944	64	4.35%
AFS:
Taxable	243,546	2,000	1.64%	285,818	2,560	1.79%
Non taxable (1)	37,489	983	5.24%	40,046	1,056	5.27%
Other	1,645	6	0.73%	4,079	5	0.25%

Total	$756,359	$11,993	3.17%	$767,772	$12,847	3.35%

Savings & interest-bearing DDA	$261,564	$97	0.07%	$231,928	$301	0.26%
CD’s	132,609	538	0.81%	152,624	543	0.71%
Federal funds purchased	201,596	89	0.09%	177,614	217	0.24%
FHLB advances	7,856	81	2.06%	66,335	119	0.36%

Total	$603,625	$805	0.27%	$628,501	$1,180	0.38%

Net tax-equivalent margin on earning assets			2.96%			3.04%

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2013 and 2012.
(2)	Loan fees of $246 and $389 for 2013 and 2012, respectively, are included in these figures.
(3)	Includes nonaccrual loans.

Analysis of Changes in Interest Income and Interest Expense

(In Thousands)

	For the Quarter Ended
	June 30, 2013 compared with June 30, 2012
	Volume	Rate	Rate/Volume	Total
Interest earned on:
Loans	$(204)	$34	$(2)	$(172)
Federal funds sold	30	(1)	(1)	28
Held to maturity securities:
Non taxable	55	(6)	(7)	42
Available for sale securities:
Taxable	(213)	(206)	31	(388)
Non taxable	(33)	(1)		(34)
Other	(1)	10	(7)	2

Total	$(366)	$(170)	$14	$(522)

Interest paid on:
Savings & interest-bearing DDA	$10	$(110)	$(7)	$(107)
CD’s	(32)	51	(6)	13
Federal funds purchased	21	(63)	(13)	(55)
FHLB advances	(62)	354	(321)	(29)

Total	$(63)	$232	$(347)	$(178)

Analysis of Changes in Interest Income and Interest Expense

(In Thousands)

	For the Six Months Ended
	June 30, 2013 compared with June 30, 2012
	Volume	Rate	Rate/Volume	Total
Interest earned on:
Loans	$(256)	$(122)	$3	$(375)
Federal funds sold	57	(1)	(1)	55
Held to maturity securities:
Non taxable	125	(9)	(18)	98
Available for sale securities:
Taxable	(379)	(213)	32	(560)
Non taxable	(67)	(7)	1	(73)
Other	(3)	10	(6)	1

Total	$(523)	$(342)	$11	$(854)

Interest paid on:
Savings & interest-bearing DDA	$38	$(215)	$(27)	$(204)
CD’s	(71)	76	(10)	(5)
Federal funds purchased	29	(139)	(18)	(128)
FHLB advances	(105)	565	(498)	(38)

Total	$(109)	$287	$(553)	$(375)

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

The Company’s on-going, systematic evaluation resulted in the Company recording a provision for loan losses of $3,538,000 and $1,290,000 for the second quarters of 2013 and 2012, respectively, and $4,077,000 and $1,830,000 for the first half of 2013 and 2012, respectively. The allowance for loan losses as a percentage of loans was 3.01% and 2.05% at June 30, 2013 and December 31, 2012, respectively. The Company’s analysis includes evaluating the current values of collateral securing all nonaccrual loans. Included in nonaccrual loans is one out of area residential development loan with a balance of $15,318,000 at June 30, 2013. This loan has been on nonaccrual for two years without a specific reserve. Specific conditions which developed during the second quarter of 2013 resulted in the Company assigning a $3,000,000 specific reserve to this credit. Even though nonaccrual loans were $49,668,000 and $53,891,000 at June 30, 2013 and December 31, 2012, respectively, specific reserves of only $5,500,000 and $1,777,000, respectively, have been allocated to these loans as collateral values appear sufficient to cover loan losses or the loan balances have been charged down to their realizable value. The Company believes that its allowance for loan losses is appropriate as of June 30, 2013.

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

Non-interest income

Non-interest income decreased $487,000 for the second quarter of 2013 as compared with the second quarter of 2012. Trust department income and fees and service charges on deposit accounts increased and the Company realized a gain on its other investments during 2013. During the second quarter of 2013, gains from sales and calls of securities decreased $605,000 in comparison with the second quarter of 2012 as sales were executed when proceeds would be maximized.

Trust department income and fees increased $8,000 in 2013 as compared with 2012 as a result of the increase in market value, on which fees are based, of personal trust accounts.

Service charges on deposit accounts increased by $96,000 during the second quarter of 2013 as compared with the second quarter of 2012. NSF fee income decreased $32,000 and ATM surcharge fee income increased $139,000. While NSF fee fluctuations are difficult to predict or analyze, it appears that customers may change their overdraft activity based on general economic conditions. ATM surcharge fee income is earned primarily from off-site ATMs at casinos, which have seen some increase in their business in recent months.

Non-interest income decreased $484,000 for the first half of 2013 as compared with the first half of 2012. Trust department income and fees and service charges on deposit accounts increased and the Company realized a gain on its other investments during 2013. During the first half of 2013, gains from sales and calls of securities decreased $709,000 in comparison with the first half of 2012 as sales were executed when proceeds would be maximized.

Trust department income and fees increased $22,000 in 2013 as compared with 2012 as a result of the increase in market value, on which fees are based, of personal trust accounts.

Service charges on deposit accounts increased by $147,000 during the first half of 2013 as compared with the first half of 2012. NSF fee income decreased $80,000 and ATM surcharge fee income increased $241,000. While NSF fee fluctuations are difficult to predict or analyze, it appears that customers may change their overdraft activity based on general economic conditions. ATM surcharge fee income is earned primarily from off-site ATMs at casinos, which have seen some increase in their business in recent months.

Non-interest expense

Total non-interest expense decreased $586,000 for the second quarter of 2013 as compared with the second quarter of 2012. Salaries and employee benefits decreased $198,000; equipment rentals, depreciation and maintenance decreased $115,000; FDIC assessments decreased $289,000; data processing expenses decreased $65,000 and ATM expense increased $118,000 for the second quarter of 2013 as compared with the second quarter of 2012.

The decrease in salaries and employee benefits was primarily the net result of an increase in salaries and decrease in costs relating to the retiree health plan and deferred compensation plans. Salaries increased $48,000 in the second quarter of 2013 as compared with the second quarter of 2012 due to merit raises. Expenses relating to the retiree health plan decreased $78,000 as a result of amendments made to the plan which require plan participants to utilize drug benefits and health insurance coverage available under Medicare. Costs associated with the Company’s deferred compensation plans decreased $166,000 as a result of over accrual of these costs during the first quarter of 2013.

The decrease in equipment rentals, depreciation and maintenance expense was primarily the result of a decrease in depreciation and maintenance costs. Depreciation costs have decreased by $66,000 in 2013, as computer and other equipment acquired after Hurricane Katrina in 2005 are now fully depreciated. Maintenance costs decreased $60,000 in 2013 as compared with 2012 as a result of work performed.

FDIC assessments decreased as a result of the change in estimate of the prepaid assessment which was identified during the fourth quarter of 2012.

Data processing costs decreased in 2013 as the prior year’s costs included several additional services and projects.

ATM expenses increased in 2013 as a result of increased ATM activity in the current year.

Total non-interest expense decreased $926,000 for the first half of 2013 as compared with the first half of 2012. Salaries and employee benefits decreased $328,000; equipment rentals, depreciation and maintenance decreased $212,000; FDIC assessments decreased $439,000; data processing expenses decreased $117,000 and ATM expense increased $217,000 for the first half of 2013 as compared with the first half of 2012.

The decrease in salaries and employee benefits was primarily the net result of an increase in salaries and decrease in costs relating to the retiree health plan and deferred compensation plans. Salaries increased $21,000 in the first half of 2013 as compared with the first half of 2012 due to merit raises. Expenses relating to the retiree health plan decreased $145,000 as a result of amendments made to the plan which require plan participants to utilize drug benefits and health insurance coverage available under Medicare. Costs associated with the Company’s deferred compensation plans decreased $170,000 as a result of over accrual of these costs during the first quarter of 2013.

The decrease in equipment rentals, depreciation and maintenance expense was primarily the result of a decrease in depreciation and maintenance costs. Depreciation costs have decreased by $147,000 in 2013, as computer and other equipment acquired after Hurricane Katrina in 2005 are now fully depreciated. Maintenance costs decreased $71,000 in 2013 as compared with 2012 as a result of work performed.

FDIC assessments decreased as a result of the change in estimate of the prepaid assessment which was identified during the fourth quarter of 2012.

Data processing costs decreased in 2013 as the prior year’s costs included several additional services and projects.

ATM expenses increased in 2013 as a result of increased ATM activity in the current year.

Income Taxes (Benefit)

Income taxes have been impacted by non-taxable income and federal tax credits during the quarters and six months ended June 30, 2013 and 2012, as follows (in thousands except rate):

	Quarters Ended June 30,
	2013		2012
	Tax	Rate	Tax	Rate
Taxes at statutory rate	$(676)	(34)	$172	34
Increase (decrease) resulting from:
Tax-exempt interest income	(61)	(3)	(95)	(19)
Income from BOLI	(41)	(2)	(43)	(8)
Federal tax credits	(74)	(4)	(91)	(18)
Other	10	1		1

Total income taxes (benefit)	$(842)	(42)	$(57)	(10)

	Six Months Ended June 30,
	2013		2012
	Tax	Rate	Tax	Rate
Taxes at statutory rate	$(466)	(34)	$313	34
Increase (decrease) resulting from:
Tax-exempt interest income	(146)	(11)	(201)	(22)
Income from BOLI	(82)	(6)	(84)	(9)
Federal tax credits	(148)	(11)	(183)	(20)
Other	11	1	8	1

Total income taxes (benefit)	$(831)	(61)	$(147)	(16)

FINANCIAL CONDITION

Available for sale securities increased $23,442,000 at June 30, 2013, compared with December 31, 2012. Funds available from maturities and sales of available for sale securities and the decrease in loans were invested in available for sale securities. The Company recorded an unrealized loss of $10,424,000 on its available for sale securities for the six months ended June 30, 2013.

Held to maturity securities increased $2,607,000 at June 30, 2013, compared with December 31, 2012, as the Company opted to classify some of its investment purchases during the first half of the year as held to maturity.

Other investments decreased $221,000 at June 30, 2013, as compared with December 31, 2012, primarily as a result of a liquidating distribution of $230,000.

The Company decreased its investment in Federal Home Loan Bank (“FHLB”) stock by $1,729,000 at June 30, 2013 as compared with December 31, 2012 as a result of a reduced need to borrow from FHLB during the period.

Loans decreased $27,985,000 at June 30, 2013 compared with December 31, 2012, as maturities, charge-offs and principal reductions of existing loans exceeded new loans.

Other real estate (“ORE”) decreased $183,000 at June 30, 2013 as compared with December 31, 2012. Loans totaling $416,000 were transferred into ORE while $520,000 was sold for a loss of $5,000 during the first six months of 2013.

Prepaid FDIC assessments decreased by $1,564,000 at June 30, 2013 as compared with December 31, 2012 as a result of the amortization of these costs and reimbursement of $1,177,000 from the FDIC.

Other assets increased $4,838,000 at June 30, 2013 as compared with December 31, 2012 as deferred tax assets increased $4,306,000 as the decrease in fair value of available for sale securities reduced an unrealized gain and other prepaid assets and receivables increased $533,000.

Total deposits increased $4,886,000 at June 30, 2013, as compared with December 31, 2012. Typically, significant increases or decreases in total deposits and/or significant fluctuations among the different types of deposits from quarter to quarter are anticipated by Management as customers in the casino industry and county and municipal entities reallocate their resources periodically.

Federal funds purchased and securities sold under agreements to repurchase decreased $2,863,000 at June 30, 2013 as compared with December 31, 2012 as several county and municipal entities reallocated their balances from a non-deposit account during the first half of 2013.

Employee and director benefit plans liabilities increased $412,000 at June 30, 2013 as compared with December 31, 2012 deferred compensation benefits earned by officers and directors during 2013.

Other liabilities decreased $629,000 at June 30, 2013 as compared with December 31, 2012 as a result of the payment of property tax and certain officer incentives which had been accrued at December 31, 2012.

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

As of June 30, 2013, the most recent notification from the Federal Deposit Insurance Corporation categorized the bank subsidiary as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the bank subsidiary must have a Total risk-based capital ratio of 10.00% or greater, a Tier 1 risk-based capital ratio of 6.00% or greater and a Leverage capital ratio of 5.00% or greater. There are no conditions or events since that notification that Management believes have changed the bank subsidiary’s category.

The actual capital amounts and ratios and required minimum capital amounts and ratios for the Company as of June 30, 2013 and December 31, 2012, are as follows (in thousands):

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
June 30, 2013:
Total Capital (to Risk Weighted Assets)	$111,493	21.99%	$40,536	8.00%
Tier 1 Capital (to Risk Weighted Assets)	105,088	20.74%	20,268	4.00%
Tier 1 Capital (to Average Assets)	105,088	12.76%	32,937	4.00%
December 31, 2012:
Total Capital (to Risk Weighted Assets)	$112,342	21.29%	$42,216	8.00%
Tier 1 Capital (to Risk Weighted Assets)	105,728	20.04%	21,108	4.00%
Tier 1 Capital (to Average Assets)	105,728	13.07%	32,361	4.00%

The actual capital amounts and ratios and required minimum capital amounts and ratios for the Bank as of June 30, 2013 and December 31, 2012, are as follows (in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2013:
Total Capital (to Risk Weighted Assets)	$107,138	21.17%	$40,477	8.00%	$50,596	10.00%
Tier 1 Capital (to Risk Weighted Assets)	100,742	19.91%	20,238	4.00%	30,357	6.00%
Tier 1 Capital (to Average Assets)	100,742	12.28%	32,810	4.00%	41,013	5.00%
December 31, 2012:
Total Capital (to Risk Weighted Assets)	$107,885	20.47%	$42,148	8.00%	$52,685	10.00%
Tier 1 Capital (to Risk Weighted Assets)	101,241	19.22%	21,074	4.00%	31,611	6.00%
Tier 1 Capital (to Average Assets)	101,241	12.62%	32,086	4.00%	40,108	5.00%

In addition to monitoring its risk-based capital ratios, the Company also determines the primary capital ratio on a quarterly basis. This ratio was 14.20% at June 30, 2013, which is well above the regulatory minimum of 6.00%. Management continues to emphasize the importance of maintaining the appropriate capital levels of the Company and has established the goal of maintaining its primary capital ratio at 8.00%, which is the minimum requirement for classification as being “well-capitalized” by the banking regulatory authorities.

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

As of June 30, 2013, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the period ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1:	Legal Proceedings

The Bank is involved in various legal matters and claims which are being defended and handled in the ordinary course of business. None of these matters is expected, in the opinion of Management, to have a material adverse effect upon the financial position or results of operations of the Company.

Item 5:	Other Information

None.

Item 6 —	Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 31.1:	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes—Oxley Act of 2002

Exhibit 31.2:	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes—Oxley Act of 2002

Exhibit 32.1:	Certification of Chief Executive Officer Pursuant to 18 U.S.C. ss. 1350

Exhibit 32.2:	Certification of Chief Financial Officer Pursuant to 18 U.S.C. ss. 1350

Exhibit 101	The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Condition at June 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Income for the quarters and six months ended June 30, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the quarters and six months ended June 30, 2013 and 2012, (iv) Statement of Changes in Shareholders’ Equity for the six months ended June 30, 2013, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 and (vi) Notes to the Unaudited Consolidated Financial Statements for the six months ended June 30, 2013 and 2012.

(b) Reports on Form 8-K

A Form 8-K was filed on April 18, 2013, April 25, 2013 and July 24, 2013.

SIGNATURES

Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL CORPORATION (Registrant)

Date:	August 13, 2013

By:	/s/ Chevis C. Swetman
Chevis C. Swetman Chairman, President and Chief Executive Officer (principal executive officer)

Date:	August13, 2013

By:	/s/ Lauri A. Wood
Lauri A. Wood Chief Financial Officer and Controller (principal financial and accounting officer)