Form 10-Q
period 2013-09-30
PEOPLES FINANCIAL CORP /MS/
filed 2013-11-13
CIK 770460

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date. Peoples Financial Corporation has only one class of common stock authorized. At October 31, 2013, there were 15,000,000 shares of $1 par value common stock authorized, with 5,123,186 shares issued and outstanding.

Part 1 – Financial Information

Item 1: Financial Statements

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition

(in thousands except share data)

	September 30, 2013 (Unaudited)	December 31, 2012 (Audited)
Assets
Cash and due from banks	$34,642	$54,020

Available for sale securities	295,075	258,876

Held to maturity securities, fair value of $11,338 at September 30, 2013; $7,225 at December 31, 2012	11,797	7,125

Other investments	3,265	3,450

Federal Home Loan Bank Stock, at cost	3,065	2,380

Loans	396,422	431,083

Less: Allowance for loan losses	11,696	8,857

Loans, net	384,726	422,226

Bank premises and equipment, net of accumulated depreciation	25,693	26,222

Other real estate	9,426	7,008

Accrued interest receivable	2,671	2,895

Cash surrender value of life insurance	17,302	16,861

Prepaid FDIC assessments	264	1,705

Other assets	8,597	2,144

Total assets	$796,523	$804,912

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition (continued)

(in thousands except share data)

	September 30, 2013 (Unaudited)	December 31, 2012 (Audited)
Liabilities and Shareholders’ Equity
Liabilities:

Deposits:

Demand, non-interest bearing	$118,003	$102,609

Savings and demand, interest bearing	233,010	232,401

Time, $100,000 or more	68,419	94,606

Other time deposits	43,532	46,103

Total deposits	462,964	475,719

Federal funds purchased and securities sold under agreements to repurchase	147,630	194,234

Borrowings from Federal Home Loan Bank	67,242	7,912

Employee and director benefit plans liabilities	12,749	12,162

Other liabilities	3,807	4,131

Total liabilities	694,392	694,158

Shareholders’ Equity:
Common stock, $1 par value, 15,000,000 shares authorized, 5,123,186 and 5,136,918 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	5,123	5,137

Surplus	65,780	65,780

Undivided profits	35,142	34,964

Accumulated other comprehensive income (loss), net of tax	(3,914)	4,873

Total shareholders’ equity	102,131	110,754

Total liabilities and shareholders’ equity	$796,523	$804,912

See notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Income

(in thousands except per share data)(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest income:

Interest and fees on loans	$4,217	$4,637	$12,995	$13,789

Interest and dividends on securities:

U.S. Treasuries	139	112	430	281

U.S. Government agencies	828	861	2,307	3,101

Mortgage-backed securities	228	82	458	233

States and political subdivisions	384	376	1,140	1,116

Other investments	6	10	12	15

Interest on federal funds sold	3	3	67	12

Total interest income	5,805	6,081	17,409	18,547

Interest expense:

Deposits	293	318	928	1,162

Borrowings from Federal Home Loan Bank	43	60	124	179

Federal funds purchased and securities sold under agreements to repurchase	38	81	127	298

Total interest expense	374	459	1,179	1,639

Net interest income	5,431	5,622	16,230	16,908

Provision for allowance for loan losses	542	541	4,619	2,371

Net interest income after provision for allowance for loan losses	$4,889	$5,081	$11,611	$14,537

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Income (continued)

(in thousands except per share data)(unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013		2012	2013		2012
Non-interest income:

Trust department income and fees		$368	$440		$1,062	$1,111

Service charges on deposit accounts		1,618	1,472		4,649	4,356

Gain on sales and calls of securities		3	336		258	1,301

Gain (loss) on other investments		36	(48)		45	(84)

Loss on impairment of other investments			(180)			(180)

Increase in cash surrender value of life insurance		121	119		364	366

Other income		160	164		460	450

Total non-interest income		2,306	2,303		6,838	7,320

Non-interest expense:
Salaries and employee benefits		3,005	2,964		8,996	9,283

Net occupancy		544	610		1,780	1,885

Equipment rentals, depreciation and maintenance		722	731		2,164	2,385

FDIC assessments		162	449		607	1,334

Data processing		305	328		925	1,064

ATM expense		635	519		1,826	1,493

Other expense		1,041	983		2,742	2,694

Total non-interest expense		6,414	6,584		19,040	20,138

Income (loss) before income tax expense (benefit)		781	800		(591)	1,719

Income tax expense (benefit)		(105)	50		(936)	(97)

Net income		$886	$750		$345	$1,816

Basic and diluted earnings per share		$.18	$.14		$.07	$.35

Dividends declared per share	$		$.10	$		$.10

See notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$886	$750	$345	$1,816

Other comprehensive income (loss), net of tax:

Net unrealized gain (loss) on available for sale securities, net of tax of $981 and $220 for the three months ended September 30, 2013 and 2012, respectively, and $4,439 and $655 for the nine months ended September 30, 2013 and 2012, respectively	(1,904)	427	(8,617)	1,272

Reclassification adjustment for realized gains on available for sale securities called or sold, net of tax of $1 and $114 for the three months ended September 30, 2013 and 2012, respectively, and $88 and $443 for the nine months ended September 30, 2013 and 2012, respectively	(2)	(222)	(170)	(858)

Total other comprehensive income (loss)	(1,906)	205	(8,787)	414

Total comprehensive income (loss)	$(1,020)	$955	$(8,442)	$2,230

See notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

(in thousands except share data)

	Number of Common Shares	Common Stock	Surplus	Undivided Profits	Accumulated Other Comprehensive Income	Total

Balance, January 1, 2013	5,136,918	$5,137	$65,780	$34,964	$4,873	$110,754

Net income				345		345

Other comprehensive loss, net of tax					(8,787)	(8,787)

Retirement of common stock	(13,732)	(14)		(167)		(181)

Balance, September 30, 2013	5,123,186	$5,123	$65,780	$35,142	$(3,914)	$102,131

Note: Balances as of January 1, 2013 were audited.

See notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)(unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$345	$1,816
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	1,331	1,560

Provision for allowance for loan losses	4,619	2,371

Loss on sales of other real estate	59	27

Writedown of other real estate	46	153

Gain on sales of bank premises and equipment	(15)

(Gain) loss on other investments	(45)	84

Loss on impairment on other investments		180

Gain on sales and calls of securities	(258)	(1,301)

Accretion of held to maturity securities	(2)	(1)

Change in accrued interest receivable	224	267

Increase in cash surrender value of life insurance	(364)	(366)

Change in other assets	756	642

Change in other liabilities	(1,393)	(22)

Net cash provided by operating activities	$5,303	$5,410

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(in thousands)(unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from investing activities:
Proceeds from maturities, sales and calls of available for sale securities	$125,329	$298,643

Purchases of available for sale securities	(174,169)	(307,299)

Purchases of held to maturity securities	(4,670)	(5,561)

(Purchases) redemption of Federal Home Loan Bank stock	(685)	(225)

Redemption of other investments	230	36

Proceeds from sales of bank premises and equipment	19

Proceeds from sales of other real estate	1,115	1,150

Insurance proceeds from casualty loss on other real estate	57

Loans, net change	29,186	(8,894)

Acquisition of bank premises and equipment	(806)	(88)

Investment in cash surrender value of life insurance	(77)	(77)

Net cash used in investing activities	(24,471)	(22,315)

Cash flows from financing activities:
Demand and savings deposits, net change	16,003	46,442

Time deposits, net change	(28,758)	(16,865)

Cash dividends		(514)

Retirement of common stock	(181)

Borrowings from Federal Home Loan Bank	212,500	1,557,866

Repayments to Federal Home Loan Bank	(153,170)	(1,560,723)

Federal funds purchased and securities sold under agreements to repurchase, net change	(46,604)	(19,525)

Net cash provided by (used in) financing activities	(210)	6,681

Net decrease in cash and cash equivalents	(19,378)	(10,224)
Cash and cash equivalents, beginning of period	54,020	36,929

Cash and cash equivalents, end of period	$34,642	$26,705

See notes to consolidated financial statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2013 and 2012

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

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the financial position of the Company and its subsidiaries as of September 30, 2013 and the results of their operations and their cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2012 Annual Report and Form 10-K.

The results of operations for the quarter or nine months ended September 30, 2013, are not necessarily indicative of the results to be expected for the full year.

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

2. Earnings Per Share:

Per share data is based on the weighted average shares of common stock outstanding of 5,123,316 and 5,136,918 for the quarters ended September 30, 2013 and 2012, respectively, and 5,130,811 and 5,136,918 for the nine months ended September 30, 2013 and 2012, respectively.

3. Statements of Cash Flows:

The Company has defined cash and cash equivalents as cash and due from banks. The Company paid $1,198,021 and $1,648,779 for the nine months ended September 30, 2013 and 2012, respectively, for interest on deposits and borrowings. Income tax payments of $810,000 and $615,000 were made during the nine months ended September 30, 2013 and 2012, respectively. Loans transferred to other real estate amounted to $3,695,825 and $2,545,780 during the nine months ended September 30, 2013 and 2012, respectively. Dividends payable of $513,692 as of December 31, 2011 were paid during the first quarter of 2012.

4. Investments:

The amortized cost and fair value of securities at September 30, 2013 and December 31, 2012, are as follows (in thousands):

September 30, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available for sale securities:

Debt securities:

U.S. Treasuries	$49,626	$106	$(815)	$48,917

U.S. Government agencies	165,761	819	(9,274)	157,306

Mortgage-backed securities	53,257	233	(1,065)	52,425

States and political subdivisions	34,516	1,263	(2)	35,777

Total debt securities	303,160	2,421	(11,156)	294,425

Equity securities	650			650

Total available for sale securities	$303,810	$2,421	$(11,156)	$295,075

Held to maturity securities:

States and political subdivisions	$11,797	$14	$(473)	$11,338

Total held to maturity securities	$11,797	$14	$(473)	$11,338

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available for sale securities:

Debt securities:

U.S. Treasuries	$53,661	$490	$(55)	$54,096

U.S. Government agencies	147,652	1,810	(364)	149,098

Mortgage-backed securities	16,903	538		17,441

States and political subdivisions	35,433	2,158		37,591

Total debt securities	253,649	4,996	(419)	258,226

Equity securities	650			650

Total available for sale securities	$254,299	$4,996	$(419)	$258,876

Held to maturity securities:

States and political subdivisions	$7,125	$112	$(12)	$7,225

Total held to maturity securities	$7,125	$112	$(12)	$7,225

The amortized cost and fair value of debt securities at September 30, 2013 (in thousands), by contractual maturity, are shown on the next page. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale securities:
Due in one year or less	$21,798	$21,930
Due after one year through five years	59,022	59,258
Due after five years through ten years	74,949	74,516
Due after ten years	94,134	86,296
Mortgage-backed securities	53,257	52,425

Totals	$303,160	$294,425

Held to maturity securities:
Due in one year or less	$1,012	$1,015
Due after one year through five years	1,774	1,772
Due after five years through ten years	5,562	5,425
Due after ten years	3,449	3,126

Totals	$11,797	$11,338

Available for Sale and Held to Maturity Securities with gross unrealized losses at September 30, 2013 and December 31, 2012, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows (in thousands):

	Less Than Twelve Months		Over Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2013:
U.S. Treasuries	$29,927	$815	$	$	$29,927	$815

U.S. Government agencies	119,480	9,274			119,480	9,274

Mortgage-backed securities	34,788	1,065			34,788	1,065

States and political subdivisions	7,974	475			7,974	475

TOTAL	$192,169	$11,629	$	$	$192,169	$11,629

December 31, 2012:
U.S. Treasuries	$9,887	$55	$	$	$9,887	$55

U.S. Government agencies	30,335	364			30,335	364

States and political subdivisions	1,451	12			1,451	12

TOTAL	$41,673	$431	$	$	$41,673	$431

At September 30, 2013, 7 of the 12 securities issued by the U.S. Treasury, 25 of the 33 securities issued by U.S. Government agencies, 8 of the 13 mortgage-backed securities and 1 of the 111 securities issued by states and political subdivisions contained unrealized losses.

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

Securities with a fair value of $272,556,976 and $241,879,775 at September 30, 2013 and December 31, 2012, respectively, were pledged to secure public deposits, federal funds purchased and other balances required by law.

Proceeds from the sale of available for sale debt securities were $26,075,225 and $63,339,638 for the nine months ended September 30, 2013 and 2012, respectively. Available for sale debt securities were sold for a realized gain of $257,997 and $1,300,547 for the nine months ended September 30, 2013 and 2012, respectively.

5. Loans:

The composition of the loan portfolio at September 30, 2013 and December 31, 2012, is as follows (in thousands):

	September 30, 2013	December 31, 2012

Gaming	$42,567	$60,187

Residential and land development	26,810	27,338

Real estate, construction	44,605	52,586

Real estate, mortgage	239,020	246,420

Commercial and industrial	34,864	35,004

Other	8,556	9,548

Total	$396,422	$431,083

The age analysis of the loan portfolio, segregated by class of loans, as of September 30, 2013 and December 31, 2012, is as follows (in thousands):

	Number of Days Past Due										Loans Past Due Greater Than 90
	30 - 59		60 - 89		Greater Than 90		Total Past Due		Current	Total Loans	Days & Still Accruing
September 30, 2013:
Gaming	$		$		$		$		$42,567	$42,567	$
Residential and land development		58				20,911		20,969	5,841	26,810
Real estate, construction		2,403		1,788		2,243		6,434	38,171	44,605		15
Real estate, mortgage		7,374		2,771		5,748		15,893	223,127	239,020		251
Commercial and industrial		1,442		41		8		1,491	33,373	34,864		8
Other		94		7		28		129	8,427	8,556		29

Total		$11,371		$4,607		$28,938		$44,916	$351,506	$396,422		$303

December 31, 2012:
Gaming	$			$1,721	$			$1,721	$58,466	$60,187	$
Residential and land development						5,765		5,765	21,573	27,338
Real estate, construction		3,989		878		6,151		11,018	41,568	52,586		572
Real estate, mortgage		12,012		2,702		7,605		22,319	224,101	246,420		872
Commercial and industrial		1,804		79		107		1,990	33,014	35,004
Other		127		26		1		154	9,394	9,548		1

Total		$17,932		$5,406		$19,629		$42,967	$388,116	$431,083		$1,445

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

An analysis of the loan portfolio by loan grade, segregated by class of loans, as of September 30, 2013 and December 31, 2012, is as follows (in thousands):

	Loans With A Grade Of:
	A or B	C	D		E	F	Total
September 30, 2013:
Gaming	$26,179	$2,500	$		$13,888	$	$42,567

Residential and land development	4,292	1,544		58	20,916		26,810

Real estate, construction	38,251	784		2,300	3,270		44,605

Real estate, mortgage	205,851	4,476		17,400	11,293		239,020

Commercial and industrial	31,675	684		2,476	29		34,864

Other	8,450	25		52	29		8,556

Total	$314,698	$10,013		$22,286	$49,425	$	$396,422

December 31, 2012:

Gaming	$27,530	$12,300		$4,108	$16,249	$	$60,187

Residential and land development	4,630	1,544		81	21,083		27,338

Real estate, construction	43,318	1,001		2,701	5,566		52,586

Real estate, mortgage	209,479	3,093		21,167	12,681		246,420

Commercial and industrial	32,036	442		2,312	214		35,004

Other	9,449	27		72			9,548

Total	$326,442	$18,407		$30,441	$55,793	$	$431,083

A loan may be impaired but not on nonaccrual status when the loan is well secured and in the process of collection. Total loans on nonaccrual as of September 30, 2013 and December 31, 2012, are as follows (in thousands):

	September 30, 2013	December 31, 2012

Gaming	$12,016	$16,249

Residential and land development	20,916	21,083

Real estate, construction	2,863	5,171

Real estate, mortgage	9,800	11,174

Commercial and industrial		214

Total	$45,595	$53,891

The Company has modified certain loans by granting interest rate concessions to these customers. These loans are in compliance with their modified terms, are currently accruing and the Company has classified them as troubled debt restructurings. Troubled debt restructurings as of September 30, 2013 and December 31, 2012 were as follows (in thousands except for number of contracts):

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Related Allowance
September 30, 2013:
Real estate, construction	2	$900	$900	$276
Real estate, mortgage	3	9,048	9,048	827
Commercial and industrial	1	680	680

Total	6	$10,628	$10,628	$1,103

December 31, 2012:
Real estate, construction	3	$1,095	$1,095	$340
Real estate, mortgage	3	9,054	9,054	957
Commercial and industrial	1	702	702

Total	7	$10,851	$10,851	$1,297

Impaired loans, which include loans classified as nonaccrual and troubled debt restructurings, segregated by class of loans, as of September 30, 2013 and December 31, 2012, are as follows (in thousands):

	Unpaid Principal Balance	Recorded Investment	Related Allowance		Average Recorded Investment	Interest Income Recognized
September 30, 2013:
With no related allowance recorded:
Gaming	$10,786	$10,786	$		$11,712	$
Residential and land development	4,430	4,430			4,478
Real estate, construction	2,448	2,448			2,144		13
Real estate, mortgage	9,741	9,141			9,114		10
Commercial and industrial	680	680			692		17

Total	$28,085	$27,485	$		$28,140		$40

With a related allowance recorded:
Gaming	$1,704	$1,230		$626	$1,346	$
Residential and land development	17,590	16,486		3,149	16,536
Real estate, construction	1,315	1,315		424	1,255		14
Real estate, mortgage	9,707	9,707		1,338	9,812		212

Total	$30,316	$28,738		$5,537	$28,949		$226

Total by class of loans:
Gaming	$12,490	$12,016		$626	$13,058	$
Residential and land development	22,020	20,916		3,149	21,014
Real estate, construction	3,763	3,763		424	3,399		27
Real estate, mortgage	19,448	18,848		1,338	18,926		222
Commercial and industrial	680	680			692		17

Total	$58,401	$56,223		$5,537	$57,089		$266

	Unpaid Principal Balance	Recorded Investment	Related Allowance		Average Recorded Investment		Interest Income Recognized
December 31, 2012:
With no related allowance recorded:
Gaming	$14,528	$14,528	$			$14,869	$
Residential and land development	21,837	20,733				21,288
Real estate, construction	4,635	4,580				3,833
Real estate, mortgage	9,971	9,935				9,821
Commercial and industrial	892	892				791		23

Total	$51,863	$50,668	$			$50,602		$23

With a related allowance recorded:
Gaming	$1,721	$1,721		$1,100	$		$
Residential and land development	350	350		70		350
Real estate, construction	1,694	1,686		663		1,314		8
Real estate, mortgage	10,893	10,293		1,229		10,199		319
Commercial and industrial	24	24		12

Total	$14,682	$14,074		$3,074		$11,863		$327

Total by class of loans:
Gaming	$16,249	$16,249		$1,100		$14,869	$
Residential and land development	22,187	21,083		70		21,638
Real estate, construction	6,329	6,266		663		5,147		8
Real estate, mortgage	20,864	20,228		1,229		20,020		319
Commercial and industrial	916	916		12		791		23

Total	$66,545	$64,742		$3,074		$62,465		$350

6. Allowance for Loan Losses:

Transactions in the allowance for loan losses for the quarters and nine months ended September 30, 2013 and 2012, and the balances of loans, individually and collectively evaluated for impairment as of September 30, 2013 and 2012, are as follows (in thousands):

	Gaming	Residential and Land Development	Real Estate, Construction	Real Estate, Mortgage	Commercial and Industrial	Other	Total
For the Nine Months Ended September 30, 2013:
Allowance for Loan Losses:
Beginning Balance	$1,541	$200	$967	$5,273	$593	$283	$8,857
Charge-offs	(474)		(947)	(623)	(21)	(173)	(2,238)
Recoveries	65	67	79	150	24	73	458
Provision	(143)	3,068	586	999	4	105	4,619

Ending Balance	$989	$3,335	$685	$5,799	$600	$288	$11,696

For the Quarter Ended September 30, 2013:
Allowance for Loan Losses:
Beginning Balance	$986	$3,343	$1,330	$5,588	$627	$276	$12,150
Charge-offs			(900)	(342)	(21)	(43)	(1,306)
Recoveries	65		79	148	2	16	310
Provision	(62)	(8)	176	405	(8)	39	542

Ending Balance	$989	$3,335	$685	$5,799	$600	$288	$11,696

Allowance for loan losses, September 30, 2013:
Ending balance: individually evaluated for impairment	$626	$3,149	$651	$2,128	$330	$33	$6,917

Ending balance: collectively evaluated for impairment	$363	$186	$34	$3,671	$270	$255	$4,779

Total Loans, September 30, 2013:
Ending balance: individually evaluated for impairment	$13,888	$20,974	$5,570	$28,693	$2,505	$80	$71,710

Ending balance: collectively evaluated for impairment	$28,679	$5,836	$39,035	$210,327	$32,359	$8,476	$324,712

	Gaming		Residential and Land Development		Real Estate, Construction	Real Estate, Mortgage	Commercial and Industrial	Other	Total
For the Nine Months Ended September 30, 2012:
Allowance for Loan Losses:
Beginning Balance		$457		$1,081	$937	$4,800	$557	$304	$8,136
Charge-offs		(275)		(1,103)	(474)	(1,243)	(203)	(224)	(3,522)
Recoveries							27	76	103
Provision		313		223	31	1,543	117	144	2,371

Ending Balance		$495		$201	$494	$5,100	$498	$300	$7,088

For the Quarter Ended September 30, 2012:
Allowance for Loan Losses:
Beginning Balance		$474		$203	$449	$4,876	$457	$284	$6,743
Charge-offs						(141)	(43)	(45)	(229)
Recoveries							13	20	33
Provision		21		(2)	45	365	71	41	541

Ending Balance		$495		$201	$494	$5,100	$498	$300	$7,088

Allowance for loan losses, September 30, 2012:
Ending balance: individually evaluated for impairment	$		$		$431	$1,798	$268	$38	$2,535

Ending balance: collectively evaluated for impairment		$495		$201	$63	$3,302	$230	$262	$4,553

Total Loans, September 30, 2012:
Ending balance: individually evaluated for impairment		$24,816		$21,322	$8,714	$36,072	$2,787	$79	$93,790

Ending balance: collectively evaluated for impairment		$36,711		$6,242	$45,755	$211,739	$31,456	$9,643	$341,546

7. Deposits:

At September 30, 2013, time deposits of $100,000 or more include brokered deposits of $5,000,000, which mature in 2017.

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

Level 3 - Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include the use of option pricing models, discounted cash flow models and similar techniques.

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

The balances of available for sale securities, which are the only assets measured at fair value on a recurring basis, by level within the fair value hierarchy and by investment type, as of September 30, 2013 and December 31, 2012 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
September 30, 2013:
U.S. Treasuries	$48,917	$	$48,917	$
U.S. Government agencies	157,306		157,306
Mortgage-backed securities	52,425		52,425
States and political subdivisions	35,777		35,777
Equity securities	650		650

Total	$295,075	$	$295,075	$

December 31, 2012:
U.S. Treasuries	$54,096	$	$54,096	$
U.S. Government agencies	149,098		149,098
Mortgage-backed securities	17,441		17,441
States and political subdivisions	37,591		37,591
Equity securities	650		650

Total	$258,876	$	$258,876	$

Impaired loans, which are measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of September 30, 2013 and December 31, 2012 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
September 30, 2013	$23,498	$	$	$23,498
December 31, 2012	16,030			16,030

The following table presents a summary of changes in the fair value of impaired loans which are measured using level 3 inputs (in thousands):

	For the Nine Months Ended September 30, 2013	For the Year Ended December 31, 2012
Balance, beginning of period	$16,030	$14,770

Additions to impaired loans and troubled debt restructurings	16,464	2,960

Principal payments, charge-offs and transfers to other real estate	(6,533)	(1,654)

Change in allowance for loan losses on impaired loans	(2,463)	(46)

Balance, end of period	$23,498	$16,030

Other real estate, which is measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of September 30, 2013 and December 31, 2012 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
September 30, 2013	$9,426	$	$	$9,426
December 31, 2012	7,008			7,008

The following table presents a summary of changes in the fair value of other real estate which is measured using level 3 inputs (in thousands):

	For the Nine Months Ended September 30, 2013	For the Year Ended December 31, 2012
Balance, beginning of period	$7,008	$6,153

Loans transferred to ORE	3,695	2,576

Sales	(1,174)	(1,568)

Writedowns	(46)	(153)

Insurance proceeds for casualty loss	(57)

Balance, end of period	$9,426	$7,008

The carrying value and estimated fair value of assets and liabilities, by level within the fair value hierarchy, at September 30, 2013 and December 31, 2012, are as follows (in thousands):

	Carrying Amount	Fair Value Measurements Using
		Level 1	Level 2		Level 3		Total
September 30, 2013:
Financial Assets:
Cash and due from banks	$34,642	$34,642	$		$		$34,642
Available for sale securities	295,075			295,075			295,075
Held to maturity securities	11,797			11,338			11,338
Other investments	3,265	3,265					3,265
Federal Home Loan Bank stock	3,065			3,065			3,065
Loans, net	384,726					389,654	389,654
Other real estate	9,426					9,426	9,426
Cash surrender value of life insurance	17,302					17,302	17,302
Financial Liabilities:
Deposits:
Non-interest bearing	118,003	118,003					118,003
Interest bearing	344,961					346,078	346,078
Federal funds purchased and securities sold under agreements to repurchase	147,630	147,630					147,630
Borrowings from Federal Home Loan Bank	67,242			69,434			69,434

December 31, 2012:
Financial Assets:
Cash and due from banks	$54,020	$54,020	$		$		$54,020
Available for sale securities	258,876			258,876			258,876
Held to maturity securities	7,125			7,225			7,225
Other investments	3,450	3,450					3,450
Federal Home Loan Bank stock	2,380			2,380			2,380
Loans, net	422,226					425,627	425,627
Other real estate	7,008					7,008	7,008
Cash surrender value of life insurance	16,861					16,861	16,861
Financial Liabilities:
Deposits:
Non-interest bearing	102,609	102,609					102,609
Interest bearing	373,110					376,209	376,209
Federal funds purchased and securities sold under agreements to repurchase	194,234	194,234					194,234
Borrowings from Federal Home Loan Bank	7,912			10,271			10,271

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

New Accounting Pronouncements

In January 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-01, Balance Sheet (Topic 210), Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The amendments limit the scope of ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, to certain derivative instruments (including bifurcated embedded derivatives), repurchase agreements and reverse repurchase agreements, and securities borrowing and lending arrangements that are either (1) offset on the balance sheet or (2) subject to an enforceable master netting arrangement or similar agreement. This ASU amends the scope of FASB ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities, which requires additional disclosure regarding offsetting of assets and liabilities to enable users of financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. The effective date of the amendments coincides with that of ASU 2011-11 (i.e., for fiscal years beginning on or after January 1, 2013, and interim periods within those years). The amendments will be applied retrospectively for all comparative periods presented on the balance sheet. The adoption of the guidance did not have a material impact on the Company’s financial position, results of operations or disclosures.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments in this update require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component and by the respective line items of net income. The standard was effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. This guidance did not have a material impact on the Company’s financial position or results of operations, and resulted in additional disclosures.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740), which clarifies the presentation requirements of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014 and should be applied prospectively. The adoption of this ASU is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

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

The Company recorded net income of $886,000 for the third quarter of 2013 compared with net income of $750,000 for the third quarter of 2012 and net income of $345,000 for the first three quarters of 2013 as compared with net income of $1,816,000 for the first three quarters of 2012. The provision for the allowance for loan losses was $542,000 for the third quarter of 2013 compared with $541,000 for the third quarter of 2012. The provision for the allowance for loan losses was $4,619,000 for the first three quarters of 2013 compared with $2,371,000 for the first three quarters of 2012. Current year results for the third quarter included a reduction in net interest income and a decrease in non-interest expense as compared with 2012 results. Current year results for the first three quarters included a reduction in net interest income, non-interest income and non-interest expense as compared with 2012 results.

Managing the net interest margin in the Company’s highly competitive market and in context of larger economic conditions has been very challenging and will continue to be so for the foreseeable future. Interest income decreased $276,000 and $1,138,000 for the third quarter and first three quarters of 2013 as compared with 2012. This decrease is the result of the decrease in loan commitment fees and the decrease in the volume of loans in 2013 as compared with 2012. Interest expense decreased $85,000 and $460,000 for the third quarter and first three quarters of 2013 as compared with 2012 primarily due to a reduction in the cost of funds.

Monitoring asset quality, estimating potential losses in our loan portfolio and addressing non-performing loans continue to be emphasized during these difficult economic times, as the local and national economy continues to negatively impact collateral values and borrowers’ ability to repay their loans. The Company’s nonaccrual loans totaled $45,595,000 and $53,891,000 at September 30, 2013 and December 31, 2012, respectively. Most of these loans are collateral-dependent, and the Company has rigorously evaluated the value of its collateral to determine potential losses. The Company is working diligently to reduce past due and nonaccrual loans. As part of resolving problem loans, foreclosures have increased in 2013 with Other Real Estate increasing to $9,426,000 at September 30, 2013.

Non-interest income increased $3,000 for the third quarter of 2013 as compared with 2012 results and decreased $482,000 for the first three quarters of 2013 as compared with 2012 results. The decrease was primarily the result of decreased gains on sales and calls of securities in 2013 as compared with 2012.

Non-interest expense decreased $170,000 for the third quarter of 2013 as compared with 2012 results and decreased $1,098,000 for the first three quarters ended September 30, 2013 as compared with

2012 results. These decreases were the result of decreases in depreciation, FDIC assessments and data processing costs in 2013 as compared with 2012.

Total assets at September 30, 2013 decreased $8,389,000 as compared with December 31, 2012. Available for sale securities increased $36,199,000 at September 30, 2013 as compared with December 31, 2012, with funds available from the net decrease in loans of $34,661,000. Total deposits decreased $12,755,000 at September 30, 2013 as compared with December 31, 2012. During the third quarter of 2013, brokered deposits, which are reported as Time deposits of $100,000 or more, of $23,612,000 matured. Federal funds purchased and securities sold under agreements to repurchase decreased $46,604,000 as customers reallocated their funds from a non-deposit account. Borrowings from the Federal Home Loan Bank increased at September 30, 2013 as compared with December 31, 2012, as a result of the liquidity needs of the bank subsidiary.

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

Quarter Ended September 30, 2013 as Compared with Quarter Ended September 30, 2012

The Company’s average interest earning assets decreased approximately $28,620,000, or 4%, from approximately $739,873,000 for the third quarter of 2012 to approximately $711,253,000 for the third quarter of 2013. The Company’s average balance sheet decreased primarily as loans decreased during the quarter as principal payments, maturities, charge-offs and foreclosures relating to existing loans have outpaced new loans.

The average yield on earning assets decreased by 1 basis point, from 3.39% for the third quarter of 2012 to 3.38% for the third quarter of 2013. The yield on loans has been impacted by reduced loan fees and a decrease in loans earning interest. The Company has more recently purchased securities with maturities of up to fifteen years, with call provisions, to improve its yield on these assets. Future security purchases may be of shorter duration in anticipation of rising rates in the future.

Average interest bearing liabilities decreased approximately $27,037,000, or 5%, from approximately $591,759,000 for the third quarter of 2012 to approximately $564,722,000 for the third quarter of 2013. The decrease in CD’s is primarily attributable to the maturity of brokered accounts during the third quarter of 2013. The decrease in borrowings from the Federal Home Loan Bank was due to the liquidity needs of the bank subsidiary during the quarter.

The average rate paid on interest bearing liabilities decreased 5 basis points, from .31% for the third quarter of 2012 to .26% for the third quarter of 2013. The current unprecedented low rate environment which exists on a national and local level has caused customers to generally tolerate lower interest rates in return for less risk. The Company believes that it is unlikely that its cost of funds can be materially reduced further; however, any opportunity to do so will be considered.

The Company’s net interest margin on a tax-equivalent basis, which is net income as a percentage of average earning assets, was 3.17% for the quarter ended September 30, 2013, up 3 basis points from 3.14% for the quarter ended September 30, 2012.

Nine Months Ended September 30, 2013 as Compared with Nine Months Ended September 30, 2012

The Company’s average interest earning assets decreased approximately $18,174,000, or 2%, from approximately $758,464,000 for the first three quarters of 2012 to approximately $740,290,000 for the first three quarters of 2013. The Company’s average balance sheet decreased as investments and loans decreased during the nine month periods. Pledging requirements for public funds decreased in 2013, allowing for a reduction in available for sale securities. Loans have decreased as principal payments, maturities, charge-offs and foreclosures relating to existing loans have outpaced new loans.

The average yield on earning assets decreased by 12 basis points, from 3.36% for the first three quarters of 2012 to 3.24% for the first three quarters of 2013. The yield on loans has been impacted by reduced loan fees and a decrease in loans earning interest. The Company has more recently purchased securities with maturities of up to fifteen years, with call provisions, to improve its yield on these assets. Future security purchases may be of shorter duration in anticipation of rising rates in the future.

Average interest bearing liabilities decreased approximately $25,567,000, or 4%, from approximately $616,149,000 for the first three quarters of 2012 to approximately $590,582,000 for the first three quarters of 2013. The decrease was primarily related to the maturity of brokered CD’s and reduced borrowings from the Federal Home Loan Bank, which decreased due to the liquidity needs of the bank subsidiary.

The average rate paid on interest bearing liabilities decreased 8 basis points, from .35% for the first three quarters of 2012 to .27% for the first three quarters of 2013. The current unprecedented low rate environment which exists on a national and local level has caused customers to tolerate lower interest rates in return for less risk. The Company believes that it is unlikely that its cost of funds can be materially reduced further; however, any opportunity to do so will be considered.

The Company’s net interest margin on a tax-equivalent basis, which is net income as a percentage of average earning assets, was 3.03% for the nine months ended September 30, 2013, down 4 basis points from 3.07% for the three quarters ended September 30, 2012.

The tables on the following pages analyze the changes in tax-equivalent net interest income for the quarters ended September 30, 2013 and 2012 and the nine months ended September 30, 2013 and 2012.

Analysis of Average Balances, Interest Earned/Paid and Yield

(In Thousands)

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate
Loans (2)(3)	$400,355	$4,217	4.21%	$430,241	$4,637	4.31%

Federal funds sold	7,805	3	0.15%	5,193	3	0.23%

HTM:
Non taxable (1)	11,788	97	3.29%	5,719	57	3.99%

AFS:
Taxable	253,553	1,195	1.89%	255,497	1,054	1.65%

Non taxable (1)	35,905	485	5.40%	39,151	513	5.24%

Other	1,847	6	1.30%	4,072	10	0.98%

Total	$711,253	$6,003	3.38%	$739,873	$6,274	3.39%

Savings & interest-bearing DDA	$237,141	$42	0.07%	$232,016	$66	0.11%

CD’s	120,737	251	0.83%	149,169	252	0.68%

Federal funds purchased	188,932	38	0.08%	159,273	81	0.20%

FHLB advances	17,912	43	0.96%	51,301	60	0.47%

Total	$564,722	$374	0.26%	$591,759	$459	0.31%

Net tax-equivalent margin on earning assets			3.17%			3.14%

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2013 and 2012.
(2)	Loan fees of $104 and $160 for 2013 and 2012, respectively, are included in these figures.
(3)	Includes nonaccrual loans.

Analysis of Average Balances, Interest Earned/Paid and Yield

(In Thousands)

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate
Loans (2)(3)	$410,921	$12,995	4.22%	$428,944	$13,789	4.29%

Federal funds sold	34,371	67	0.26%	6,184	12	0.26%

HTM:
Non taxable (1)	9,412	259	3.67%	3,876	121	4.16%

AFS:
Taxable	246,918	3,195	1.73%	275,638	3,615	1.75%

Non taxable (1)	36,955	1,468	5.30%	39,745	1,569	5.26%

Other	1,713	12	0.93%	4,077	15	0.49%

Total	$740,290	$17,996	3.24%	$758,464	$19,121	3.36%

Savings & interest-bearing DDA	$253,401	$139	0.07%	$231,942	$367	0.21%

CD’s	128,608	789	0.82%	151,464	795	0.70%

Federal funds purchased	197,328	127	0.09%	171,456	298	0.23%

FHLB advances	11,245	124	1.47%	61,287	179	0.39%

Total	$590,582	$1,179	0.27%	$616,149	$1,639	0.35%

Net tax-equivalent margin on earning assets			3.03%			3.07%

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2013 and 2012.
(2)	Loan fees of $350 and $549 for 2013 and 2012, respectively, are included in these figures.
(3)	Includes nonaccrual loans.

Analysis of Changes in Interest Income and Interest Expense

(In Thousands)

	For the Three Months Ended
	September 30, 2013 compared with September 30, 2012
	Volume	Rate	Rate/Volume	Total
Interest earned on:

Loans	$(322)	$(105)	$7	$(420)

Federal funds sold	2	(1)	(1)

Held to maturity securities:
Non taxable	60	(10)	(10)	40

Available for sale securities:
Taxable	(8)	150	(1)	141
Non taxable	(42)	16	(2)	(28)
Other	(5)	3	(2)	(4)

Total	$(315)	$53	$(9)	$(271)

Interest paid on:

Savings & interest-bearing DDA	$2	$(25)	$(1)	$(24)

CD’s	(48)	58	(11)	(1)

Federal funds purchased	15	(49)	(9)	(43)

FHLB advances	(39)	63	(41)	(17)

Total	$(70)	$47	$(62)	$(85)

Analysis of Changes in Interest Income and Interest Expense

(In Thousands)

	For the Nine Months Ended
	September 30, 2013 compared with September 30, 2012
	Volume	Rate	Rate/Volume	Total
Interest earned on:

Loans	$(579)	$(224)	$9	$(794)

Federal funds sold	54	1		55

Held to maturity securities:
Non taxable	173	(14)	(21)	138

Available for sale securities:
Taxable	(377)	(48)	5	(420)
Non taxable	(110)	10	(1)	(101)
Other	(9)	14	(8)	(3)

Total	$(848)	$(261)	$(16)	$(1,125)

Interest paid on:

Savings & interest-bearing DDA	$34	$(240)	$(22)	$(228)

CD’s	(120)	134	(20)	(6)

Federal funds purchased	45	(188)	(28)	(171)

FHLB advances	(146)	497	(406)	(55)

Total	$(187)	$203	$(476)	$(460)

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

The Company’s on-going, systematic evaluation resulted in the Company recording a provision for loan losses of $542,000 and $541,000 for the third quarters of 2013 and 2012, respectively, and $4,619,000 and $2,371,000 for the first three quarters of 2013 and 2012, respectively. The allowance for loan losses as a percentage of loans was 2.95% and 2.05% at September 30, 2013 and December 31, 2012, respectively.

The Company’s analysis includes evaluating the current values of collateral securing all nonaccrual loans. Included in nonaccrual loans is one out of area residential development loan with a balance of $15,295,000 at September 30, 2013. This loan was on nonaccrual for two years without a specific reserve. Specific conditions which developed during the second quarter of 2013 resulted in the Company assigning a $3,000,000 specific reserve to this credit. Even though nonaccrual loans were $45,595,000 and $53,891,000 at September 30, 2013 and December 31, 2012, respectively, specific reserves of only $4,434,000 and $1,777,000, respectively, have been allocated to these loans as collateral values appear sufficient to cover loan losses or the loan balances have been charged down to their realizable value. The Company believes that its allowance for loan losses is appropriate as of September 30, 2013.

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

Non-interest income

Quarter Ended September 30, 2013 as Compared with Quarter Ended September 30, 2012

Non-interest income increased $3,000 for the third quarter of 2013 as compared with the third quarter of 2012.

Trust department income and fees decreased $72,000 in 2013 as compared with 2012 as a result of the decrease in market value, on which fees are based, of personal trust accounts.

Service charges on deposit accounts increased by $146,000 during the third quarter of 2013 as compared with the third quarter of 2012. Fees from service charges increased $33,000 as a result of the Company raising per account and per transaction fees during the third quarter of 2013. NSF fee income decreased $44,000 and ATM fee income increased $150,000. While NSF fee fluctuations are difficult to predict or analyze, it appears that customers may change their overdraft activity based on general economic conditions. ATM fee income increased primarily from an increase in transactions at off-site ATMs at casinos, which have seen some increase in their business in recent months.

During the third quarter of 2013, gains from sales and calls of securities decreased $333,000 in comparison with the third quarter of 2012 as sales were executed when proceeds would be maximized.

Income from other investments increased $84,000 for the third quarter of 2013 as compared with the third quarter of 2012.

The Company had a loss from impairment of its other investments of $180,000 in 2012.

Nine Months Ended September 30, 2013 as Compared with Nine Months Ended September 30, 2012

Non-interest income decreased $482,000 for the first three quarters of 2013 as compared with the first three quarters of 2012.

Trust department income and fees decreased $49,000 in 2013 as compared with 2012 as a result of the decrease in market value, on which fees are based, of personal trust accounts.

Service charges on deposit accounts increased by $293,000 during the first three quarters of 2013 as compared with the first three quarters of 2012. Fees from service charges increased $16,000 as a result of the Company raising per account and per transaction fees during the third quarter of 2013. NSF fee income decreased $127,000 and ATM fee income increased $391,000. While NSF fee fluctuations are difficult to predict or analyze, it appears that customers may change their overdraft activity based on general economic conditions. ATM fee income increased primarily from an increase in transactions at off-site ATMs at casinos, which have seen some increase in their business in recent months.

During 2013, gains from sales and calls of securities decreased $1,043,000 in comparison with 2012 as sales were executed when proceeds would be maximized.

Income from other investments increased $129,000 in 2013 as compared with 2012.

The Company had a loss from impairment of its other investments of $180,000 in 2012.

Non-interest expense

Quarter Ended September 30, 2013 as Compared with Quarter Ended September 30, 2012

Total non-interest expense decreased $170,000 for the third quarter of 2013 as compared with the third quarter of 2012. Salaries and employee benefits increased $41,000; net occupancy decreased $66,000; FDIC assessments decreased $287,000; data processing expenses decreased $23,000, ATM expense increased $116,000 and other expense increased $58,000 for the third quarter of 2013 as compared with the third quarter of 2012.

The increase in salaries and employee benefits was primarily the net result of an increase in salaries and decrease in costs relating to benefit plans. Salaries increased $106,000 in the third quarter of 2013 as compared with the third quarter of 2012 due to merit raises. Costs associated with the Company’s benefit plans decreased $70,000 as a result of over accrual of these costs earlier in 2013.

The decrease in net occupancy expenses was primarily the result of a decrease in property taxes, insurance and telephone costs. Property tax expense decreased $36,000 in 2013 as compared with 2012 as the Company had overaccrued such expense in the first three quarters of 2012. Insurance expense decreased $21,000 in 2013 as compared with 2012 as a result of the refund of previously paid premiums. Telephone costs were $21,000 higher in 2012 as a result of additional telecommunication services. These decreases were partially offset by an increase in utility expenses of $12,000 in 2013 as compared with 2012.

FDIC assessments decreased as a result of the change in estimate of the prepaid assessment which was identified during the fourth quarter of 2012.

Data processing costs decreased in 2013 as the prior year’s costs included several additional services and projects.

ATM expenses increased in 2013 as a result of increased ATM activity in the current year.

Other expense increased in 2013 as a result of costs incurred to produce a new advertising campaign.

Nine Months Ended September 30, 2013 as Compared with Nine Months Ended September 30, 2012

Total non-interest expense decreased $1,098,000 for the first three quarters of 2013 as compared with the first three quarters of 2012. Salaries and employee benefits decreased $287,000; net occupancy decreased $105,000; Equipment rentals, depreciation and maintenance decreased $221,000; FDIC assessments decreased $727,000; data processing expenses decreased $139,000; ATM expense increased $333,000 and other expense increased $48,000 for the first three quarters of 2013 as compared with the first three quarters of 2012.

The decrease in salaries and employee benefits was primarily the net result of an increase in salaries and decrease in costs relating to benefit plans. Salaries increased $127,000 in 2013 as compared with the third quarter of 2012 due to merit raises. Costs associated with the Company’s benefit plans decreased $422,000 as a result of over accrual of these costs earlier in 2013.

The decrease in net occupancy expenses was primarily the result of a decrease in property taxes. Property tax expense decreased $108,000 in 2013 as compared with 2012 as the Company had overaccrued such expense in the first three quarters of 2012.

The decrease in equipment rentals, depreciation and maintenance expense was primarily the result of a decrease in depreciation and maintenance costs. Depreciation costs have decreased by $229,000 in 2013, as computer and other equipment acquired after Hurricane Katrina in 2005 are now fully depreciated.

FDIC assessments decreased as a result of the change in estimate of the prepaid assessment which was identified during the fourth quarter of 2012.

Data processing costs decreased in 2013 as the prior year’s costs included several additional services and projects.

ATM expenses increased in 2013 as a result of increased ATM activity in the current year.

Other expense increased in 2013 as a result of costs incurred to produce a new advertising campaign.

Income Taxes (Benefit)

Income taxes have been impacted by non-taxable income and federal tax credits during the quarters and nine months ended September 30, 2013 and 2012, as follows (in thousands except rate):

	Three Months Ended September 30,
	2013		2012
	Tax	Rate	Tax	Rate
Taxes at statutory rate	$265	34	$272	34
Increase (decrease) resulting from:
Tax-exempt interest income	(249)	(32)	(103)	(13)
Income from BOLI	(42)	(5)	(41)	(5)
Federal tax credits	(74)	(9)	(91)	(11)
Other	(5)	(1)	13	1

Total income taxes (benefit)	$(105)	(13)	$50	6

	Nine Months Ended September 30,
	2013		2012
	Tax	Rate	Tax	Rate
Taxes at statutory rate	$(201)	(34)	$584	34
Increase (decrease) resulting from:
Tax-exempt interest income	(395)	(66)	(303)	(18)
Income from BOLI	(124)	(21)	(124)	(7)
Federal tax credits	(222)	(38)	(274)	(16)
Other	6	1	20	1

Total income taxes (benefit)	$(936)	(158)	$(97)	(6)

FINANCIAL CONDITION

Available for sale securities increased $36,199,000 at September 30, 2013, compared with December 31, 2012. Funds available from maturities and sales of available for sale securities and the decrease in loans were invested in available for sale securities. The Company recorded an unrealized loss of $12,899,000 on its available for sale securities for the nine months ended September 30, 2013 as a result of fluctuations in market values.

Held to maturity securities increased $4,672,000 at September 30, 2013, compared with December 31, 2012, as the Company opted to classify some of its investment purchases during 2013 as held to maturity.

Other investments decreased $185,000 at September 30, 2013, as compared with December 31, 2012, primarily as a result of a liquidating distribution of $230,000.

The Company increased its investment in Federal Home Loan Bank (“FHLB”) stock by $685,000 at September 30, 2013 as compared with December 31, 2012 to increase its borrowing capacity from FHLB during the period.

Loans decreased $34,661,000 at September 30, 2013 compared with December 31, 2012, as maturities, charge-offs and principal reductions of existing loans exceeded new loans.

Other real estate (“ORE”) increased $2,418,000 at September 30, 2013 as compared with December 31, 2012. Loans totaling $3,695,000 were transferred into ORE while $1,174,000 was sold for a loss of $59,000 during the first nine months of 2013.

Prepaid FDIC assessments decreased by $1,441,000 at September 30, 2013 as compared with December 31, 2012 as a result of the amortization of these costs and reimbursement of $1,177,000 from the FDIC of the remaining balance of its prepaid assessment.

Other assets increased $6,453,000 at September 30, 2013 as compared with December 31, 2012 as deferred tax assets increased $5,768,000 as the decrease in fair value of available for sale securities reduced an unrealized gain and other prepaid assets and receivables increased $685,000.

Total deposits decreased $12,755,000 at September 30, 2013, as compared with December 31, 2012. Typically, significant increases or decreases in total deposits and/or significant fluctuations among the different types of deposits from quarter to quarter are anticipated by Management as customers in the casino industry and county and municipal entities reallocate their resources periodically. In addition, brokered deposits of $23,612,000 matured during the third quarter of 2013.

Federal funds purchased and securities sold under agreements to repurchase decreased $46,604,000 at September 30, 2013 as compared with December 31, 2012 as several county and municipal entities reallocated their balances from a non-deposit account during 2013.

Borrowings from Federal Home Loan Bank increased $59,330,000 in the management of the Company’s liquidity position.

Employee and director benefit plans liabilities increased $587,000 at September 30, 2013 as compared with December 31, 2012 due to deferred compensation benefits earned by officers and directors during 2013.

Other liabilities decreased $324,000 at September 30, 2013 as compared with December 31, 2012 as a result of the payment of property tax and certain officer incentives which had been accrued at December 31, 2012.

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

As of September 30, 2013, the most recent notification from the Federal Deposit Insurance Corporation categorized the bank subsidiary as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the bank subsidiary must have a Total risk-based capital ratio of 10.00% or greater, a Tier 1 risk-based capital ratio of 6.00% or greater and a Leverage capital ratio of 5.00% or greater. There are no conditions or events since that notification that Management believes have changed the bank subsidiary’s category.

The actual capital amounts and ratios and required minimum capital amounts and ratios for the Company as of September 30, 2013 and December 31, 2012, are as follows (in thousands):

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
September 30, 2013:
Total Capital (to Risk Weighted Assets)	$112,311	22.10%	$40,663	8.00%
Tier 1 Capital (to Risk Weighted Assets)	105,892	20.85%	20,331	4.00%
Tier 1 Capital (to Average Assets)	105,892	13.28%	31,906	4.00%

December 31, 2012:
Total Capital (to Risk Weighted Assets)	$112,342	21.29%	$42,216	8.00%
Tier 1 Capital (to Risk Weighted Assets)	105,728	20.04%	21,108	4.00%
Tier 1 Capital (to Average Assets)	105,728	13.07%	32,361	4.00%

The actual capital amounts and ratios and required minimum capital amounts and ratios for the Bank as of September 30, 2013 and December 31, 2012, are as follows (in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2013:
Total Capital (to Risk Weighted Assets)	$108,024	21.28%	$40,602	8.00%	$50,753	10.00%
Tier 1 Capital (to Risk Weighted Assets)	101,614	20.02%	20,301	4.00%	30,452	6.00%
Tier 1 Capital (to Average Assets)	101,614	12.88%	31,552	4.00%	39,440	5.00%

December 31, 2012:
Total Capital (to Risk Weighted Assets)	$107,885	20.47%	$42,148	8.00%	$52,685	10.00%
Tier 1 Capital (to Risk Weighted Assets)	101,241	19.22%	21,074	4.00%	31,611	6.00%
Tier 1 Capital (to Average Assets)	101,241	12.62%	32,086	4.00%	40,108	5.00%

In addition to monitoring its risk-based capital ratios, the Company also determines the primary capital ratio on a quarterly basis. This ratio was 14.04% at September 30, 2013, which is well above the regulatory minimum of 6.00%. Management continues to emphasize the importance of maintaining the appropriate capital levels of the Company and has established the goal of maintaining its primary capital ratio at 8.00%, which is the minimum requirement for classification as being “well-capitalized” by the banking regulatory authorities.

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

Item 4: Controls and Procedures

As of September 30, 2013, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the period ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

The Bank is involved in various legal matters and claims which are being defended and handled in the ordinary course of business. None of these matters is expected, in the opinion of Management, to have a material adverse effect upon the financial position or results of operations of the Company.

Item 5: Other Information

None.

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 31.1:	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

Exhibit 31.2:	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

Exhibit 32.1:	Certification of Chief Executive Officer Pursuant to 18 U.S.C. ss. 1350

Exhibit 32.2:	Certification of Chief Financial Officer Pursuant to 18 U.S.C. ss. 1350

Exhibit 101	The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Condition at September 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Income for the quarters and nine months ended September 30, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the quarters and nine months ended September 30, 2013 and 2012, (iv) Statement of Changes in Shareholders’ Equity for the nine months ended September 30, 2013, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 and (vi) Notes to the Unaudited Consolidated Financial Statements for the nine months ended September 30, 2013 and 2012.

(b) Reports on Form 8-K

A Form 8-K was filed on July 24, 2013 and October 23, 2013.

SIGNATURES

Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL CORPORATION (Registrant)

Date:	November 13, 2013

By:	/s/ Chevis C. Swetman
Chevis C. Swetman
Chairman, President and Chief Executive Officer
(principal executive officer)

Date:	November 13, 2013

By:	/s/ Lauri A. Wood
Lauri A. Wood
Chief Financial Officer and Controller
(principal financial and accounting officer)