Form 10-K
period 2013-12-31
PEOPLES FINANCIAL CORP /MS/
filed 2014-03-18
CIK 770460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013        Commission File Number 001-12103

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

                    Common, $1.00 Par Value

(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ____ NO   X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ____ NO       X

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES       X       NO ____

Indicate by check mark whether the registrant has submitted electronically and posted on its web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   X   No _____

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.   X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ___       Accelerated filer ____                     Non-Accelerated filer ___                     Smaller reporting company X

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ____ NO   X

At June 30, 2013, the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $62,102,000.

On February 21, 2014, the registrant had outstanding 5,123,186 shares of common stock, par value of $1.00 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement issued in connection with the Annual Meeting of Shareholders to be held April 23, 2014, are incorporated by reference into Part III of this report.

Peoples Financial Corporation

Form 10-K

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

BACKGROUND AND CURRENT OPERATIONS

General

Peoples Financial Corporation (the “Company”) was organized as a one bank holding company in 1984. The Company is headquartered in Biloxi, Mississippi. At December 31, 2013, the Company operated in the state of Mississippi through its wholly-owned subsidiary, The Peoples Bank, Biloxi, Mississippi (the “Bank”). The Company is engaged, through this subsidiary, in the banking business. The Bank is the Company’s principal asset and primary source of revenue.

The Main Office, operations center and asset management and trust services of the Bank are located in downtown Biloxi, MS. At December 31, 2013, the Bank also had 16 branches located throughout Harrison, Hancock, Jackson and Stone Counties. The Bank has automated teller machines (“ATM”) at its Main Office, all branch locations and at numerous non-proprietary locations.

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

Most of the Bank’s business originates from Harrison, Hancock, Stone and Jackson Counties in Mississippi; however, some business is obtained from other counties in southern Mississippi.

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

The Bank’s primary lending focus is to offer business, commercial, real estate, construction, personal and installment loans, with an emphasis on commercial lending. The Bank’s exposure for out of area, residential and land development, construction and commercial real estate loans as well as concentrations in the hotel/motel and gaming industries are monitored by the Company. Each loan officer has board approved lending limits on the principal amount of secured and unsecured loans that can be approved for a single borrower without prior approval of the senior credit committee. All loans, however, must meet the credit underwriting standards and loan policies of the Bank.

Deposit services include interest bearing and non-interest bearing checking accounts, savings accounts, certificates of deposit, and IRA accounts. The Bank also offers a non-deposit funds management account, which is not insured by the Federal Deposit Insurance Corporation (“FDIC”). The Bank generally provides depository accounts to individuals; small and middle market businesses; and state, county and local government entities in its trade area at interest rates consistent with market conditions.

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

The Bank also offers a variety of other services including safe deposit box rental, wire transfer services, night drop facilities, collection services, cash management and Internet banking. The Bank has 55 ATMs at its branch locations and other off-site, non-proprietary locations, providing bank customers access to their depository accounts. The Bank is a member of the PULSE network.

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

Employees

At December 31, 2013, the Bank employed 168 full-time employees and 12 part-time employees. The Company has no employees who are not employees of the bank subsidiary. Through the Bank, employees receive salaries and benefits, which include 401(k) and ESOP plans, cafeteria plan, and life, health and disability insurance. The Company considers its relationship with its employees to be good.

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

The Company is a registered one bank holding company under the Bank Holding Company Act of 1956, as amended, and is subject to extensive regulation by the Board of Governors of the Federal Reserve System. As such, the Company is required to file periodic reports and provide additional information required by the Federal Reserve. The Federal Reserve Board may also make examinations of the Company and its subsidiaries.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) authorizes national and state banks to establish de novo branches in other states to the same extent as a bank chartered by that state would be so permitted. Previously, banks could only establish branches in other states if the host state expressly permitted out-of-state banks to establish branches in that state. Accordingly, banks are able to enter new markets more freely.

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

The Dodd-Frank Act changed the method of calculation for FDIC insurance assessments. Under the previous system, the assessment base was domestic deposits minus a few allowable exclusions. Under the Dodd-Frank Act, assessments are calculated based on the depository institution’s average consolidated total assets, less its average amount of tangible equity.

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

In 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to

Intercept and Obstruct Terrorism (the “USA Patriot Act”) was signed into law. The USA Patriot Act broadened the application of anti-money laundering regulations to apply to additional types of financial institutions and strengthened the ability of the U.S. Government to detect and prosecute international money laundering and the financing of terrorism. Financial institutions are required to establish anti-money laundering programs, implement regulations regarding verifications of the identity of persons seeking to open accounts and take additional required precautions with non-U.S. owned accounts.

The Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted to restore liquidity and stability to the financial system. The Troubled Asset Relief Program (“TARP”) is one of the provisions of EESA. The Company did not participate in TARP. EESA also temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor and were originally in effect through December 31, 2013. This limit was subsequently raised permanently to $250,000. Additionally, the Federal Deposit Insurance Corporation (“FDIC”) announced on October 14, 2008, a new program, the Temporary Liquidity Guarantee Program (“TLGP”), which guarantees newly issued senior unsecured debt of banks, thrifts, and certain holding companies, and provides full coverage of non-interest bearing deposit transaction accounts, regardless of dollar amount. The Company is participating in TLGP to provide full coverage on non-interest bearing transaction accounts.

The Dodd-Frank Act increases the supervisory authority of the Federal Reserve Board, creates a new Financial Services Oversight Council, creates a new process to liquidate failed financial firms, creates an independent Consumer Financial Protection Bureau, implements comprehensive regulation of over-the-counter derivatives, establishes a Federal Insurance Office and increases transparency and accountability for credit rating agencies. The Dodd-Frank Act calls for the completion of dozens of studies and reports and hundreds of new regulations. Final rules are still being drafted, so the Company continues to monitor developments to ensure it is compliant with Dodd-Frank.

In 2012, the federal regulators announced proposed rulemaking that would substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions. The revised rules are based on international capital accords of the Basel Committee on Banking Supervision (the “Basel Committee”). The Basel III proposal addresses components of capital and other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Standardized Approach Proposal addresses risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios. As a result of the implementation of these rules, financial institutions may be required to hold a greater amount of capital and a greater amount of common equity than they are currently required to hold.

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

Distribution of Assets, Liabilities and Shareholders’ Equity and Interest Rates and Differentials

Net Interest Income, the difference between Interest Income and Interest Expense, is the most significant component of the Company’s earnings. For interest analytical purposes, Management adjusts Net Interest Income to a “taxable equivalent” basis using a Federal Income Tax rate of 34% in 2013, 2012 and 2011 on tax-exempt items (primarily interest on municipal securities).

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

Further information concerning the provision for loan losses and the allowance for loan losses is presented in “Management’s Discussion and Analysis” in Item 7 of this Annual Report on Form 10-K and in “Note A - Business and Summary of Significant Accounting Policies” to the 2013 Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Return on Equity and Assets

The Company’s results and key ratios for 2009 – 2013 are summarized in the “Selected Financial Data” in Item 6 and “Management’s Discussion and Analysis” in Item 7 of this Annual Report on Form 10-K.

The Company’s dividend payout ratio for the years ended December 31, 2013, 2012 and 2011, was as follows:

For the Years Ended December 31,	2013	2012	2011

		39%	83%

SCHEDULE I-A

Distribution of Average Assets, Liabilities and Shareholders’ Equity (1) (In thousands)

For the Years Ended December 31,	2013	2012	2011

ASSETS:

Cash and due from banks	$31,271	$31,307	$31,686

Available for sale securities:
Taxable securities	247,097	264,248	269,401
Non-taxable securities	36,605	39,407	39,941
Other securities	2,316	3,856	2,868

Held to maturity securities:
Non-taxable securities	9,936	4,698	1,882

Other investments	3,262	3,450	3,843

Net loans (2)	395,240	422,495	398,351

Federal funds sold	26,306	6,601	2,857

Other assets	59,503	56,708	61,215

TOTAL ASSETS	$811,536	$832,770	$812,044

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Non-interest bearing deposits	$109,695	$102,383	$100,854
Interest bearing deposits	369,926	380,389	395,713

Total deposits	479,621	482,772	496,567

Federal funds purchased and securities sold under agreements to repurchase	181,702	169,352	154,423

Other liabilities	43,957	70,164	56,840

Total liabilities	705,280	722,288	707,830

Shareholders’ equity	106,256	110,482	104,214

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$811,536	$832,770	$812,044

(1) All averages are computed on a daily basis.

(2) Gross loans and discounts, net of unearned income and allowance for loan losses.

SCHEDULE I-B

Average (1) Amount Outstanding for Major Categories of Interest Earning Assets

And Interest Bearing Liabilities (In thousands)

For the Years Ended December 31,	2013	2012	2011

INTEREST EARNING ASSETS:

Loans (2)	$405,463	$430,205	$405,367

Federal funds sold	26,306	6,601	2,857

Available for sale securities:
Taxable securities	247,097	264,248	269,401
Non-taxable securities	36,605	39,407	39,941
Other securities	2,316	3,856	2,868

Held to maturity securities:
Non-taxable securities	9,936	4,698	1,882

TOTAL INTEREST EARNING ASSETS	$727,723	$749,015	$722,316

INTEREST BEARING LIABILITIES:

Savings and negotiable interest bearing deposits	$246,728	$230,829	$226,097

Time deposits	123,198	149,560	169,617

Federal funds purchased and securities sold under agreements to repurchase	181,702	169,352	154,423

Other borrowed funds	27,293	54,188	37,825

TOTAL INTEREST BEARING LIABILITIES	$578,921	$603,929	$587,962

(1) All averages are computed on a daily basis.

(2) Net of unearned income. Includes nonaccrual loans

SCHEDULE I-C

Interest Earned or Paid on Major Categories of Interest Earning Assets

And Interest Bearing Liabilities (In thousands)

For the Years Ended December 31,	2013	2012	2011

INTEREST EARNED ON:

Loans (1)	$18,927	$18,576	$17,923

Federal funds sold	69	16	7

Available for sale securities:
Taxable securities	4,407	4,527	5,662
Non-taxable securities	1,946	2,073	2,041
Other securities	29	15	23

Held to maturity securities:
Non-taxable securities	363	189	107

TOTAL INTEREST EARNED (1)	$25,741	$25,396	$25,763

INTEREST PAID ON:

Savings and negotiable interest bearing deposits	$179	$410	$819

Time deposits	919	1,090	1,535

Federal funds purchased and securities sold under agreements to repurchase	158	335	638

Other borrowed funds	191	233	186

TOTAL INTEREST PAID	$1,447	$2,068	$3,178

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% for 2013, 2012 and 2011.

SCHEDULE I-D

Average Interest Rate Earned or Paid for Major Categories of

Interest Earning Assets And Interest Bearing Liabilities

For the Years Ended December 31,	2013	2012	2011

AVERAGE RATE EARNED ON:

Loans	4.67%	4.32%	4.42%

Federal funds sold	.26%	.24%	.25%

Available for sale securities:
Taxable securities	1.78%	1.71%	2.10%
Non-taxable securities	5.32%	5.26%	5.11%
Other securities	1.25%	.39%	.80%

Held to maturity securities:
Non-taxable securities	3.65%	4.02%	5.69%

TOTAL (weighted average rate)(1)	3.54%	3.39%	3.57%

AVERAGE RATE PAID ON:

Savings and negotiable interest bearing deposits	.07%	.18%	.36%

Time deposits	.75%	.73%	.90%

Federal funds purchased and securities sold under agreements to repurchase	.09%	.20%	.41%

Other borrowed funds	.70%	.43%	.49%

TOTAL (weighted average rate)	.25%	.34%	.54%

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% for 2013, 2012 and 2011.

SCHEDULE I-E

Net Interest Earnings and Net Yield on Interest Earning Assets

(In thousands, except percentages)

For the Years Ended December 31,	2013	2012	2011

Total interest income (1)	$25,741	$25,396	$25,763

Total interest expense	1,447	2,068	3,178

Net interest earnings	$24,294	$23,328	$22,585

Net yield on interest earning assets	3.34%	3.11%	3.13%

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% for 2013, 2012 and 2011.

SCHEDULE I-F

Analysis of Changes in Interest Income and Interest Expense

(In thousands)

For the Years Ended December 31,	2013	2012	Increase (Decrease)	Volume	Rate	Rate/Volume

INTEREST EARNED ON:

Loans (1)(2)	$18,927	$18,576	$351	$(1,068)	$1,505	$(86)

Federal funds sold	69	16	53	48	1	4

Available for sale securities:
Taxable securities	4,407	4,527	(120)	(294)	186	(12)
Non-taxable securities	1,946	2,073	(127)	(147)	22	(2)
Other securities	29	15	14	(6)	33	(13)

Held to maturity securities:
Non-taxable securities	363	189	174	211	(17)	(20)

TOTAL INTEREST EARNED (3)	$25,741	$25,396	$345	$(1,256)	$1,730	$(129)

INTEREST PAID ON:

Savings and negotiable interest bearing deposits	$179	$410	$(231)	$28	$(242)	$(17)

Time deposits	919	1,090	(171)	(192)	26	(5)

Federal funds purchased and securities sold under agreements to repurchase	158	335	(177)	24	(188)	(13)

Other borrowed funds	191	233	(42)	(115)	147	(74)

TOTAL INTEREST PAID	$1,447	$2,068	$(621)	$(255)	$(257)	$(109)

(1) Loan fees of $911 and $797 for 2013 and 2012, respectively, are included in these figures.

(2) Includes interest on nonaccrual loans.

(3) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% for 2013 and 2012.

SCHEDULE I-F (continued)

Analysis of Changes in Interest Income and Interest Expense

(In thousands)

For the Years Ended December 31,	2012	2011	Increase (Decrease)	Volume	Rate	Rate/Volume

INTEREST EARNED ON:

Loans (1)(2)	$18,576	$17,923	$653	$1,098	$(420)	$(25)

Federal funds sold	16	7	9	9	(1)	1

Available for sale securities:
Taxable securities	4,527	5,662	(1,135)	(108)	(1,047)	20
Non-taxable securities	2,073	2,041	32	(27)	60	(1)
Other securities	15	23	(8)	8	(12)	(4)

Held to maturity securities:
Non-taxable securities	189	107	82	160	(31)	(47)

TOTAL INTEREST EARNED (3)	$25,396	$25,763	$(367)	$1,140	$(1,451)	$(56)

INTEREST PAID ON:

Savings and negotiable interest bearing deposits	$410	$819	$(409)	$17	$(419)	$(7)

Time deposits	1,090	1,535	(445)	(182)	(299)	36

Federal funds purchased and securities sold under agreements to repurchase	335	638	(303)	62	(333)	(32)

Other borrowed funds	233	186	47	80	(23)	(10)

TOTAL INTEREST PAID	$2,068	$3,178	$(1,110)	$(23)	$(1,074)	$(13)

(1) Loan fees of $797 and $647 for 2012 and 2011, respectively, are included in these figures.

(2) Includes interest on nonaccrual loans.

(3) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% for 2012 and 2011.

SCHEDULE II-A

Book Value of Securities Portfolio

(In thousands)

December 31,	2013	2012	2011

Available for sale securities:

U.S. Treasuries, U.S. Government agencies and Mortgage-backed securities	$239,779	$220,635	$238,191

States and political subdivisions	35,011	37,591	40,077

Other securities	650	650	650

Total	$275,440	$258,876	$278,918

Held to maturity securities:

States and political subdivisions	$11,142	$7,125	$1,429

Total	$11,142	$7,125	$1,429

SCHEDULE II-B

Maturity Securities Portfolio at December 31, 2013

And Weighted Average Yields of Such Securities

	Maturity (In thousands, except percentage data)
	Within one year		After one year but within five years		After five years but within ten years		After ten years

December 31,	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Available for sale securities:

U.S. Treasuries, U.S. Government agencies and Mortgage-backed securities	$14,046	1.36%	$38,909	1.09%	$61,332	2.05%	$125,492	2.37%

States and political subdivisions	2,481	4.56%	11,143	3.50%	17,229	3.77%	4,158	3.93%

Other securities							650	2.00%

Total	$16,527	2.55%	$50,052	2.24%	$78,561	2.63%	$130,300	2.45%

Held to maturity securities:

States and political subdivisions	$664	3.71%	$1,323	3.18%	$6,286	2.57%	$2,869	2.39%

Total	$664	3.71%	$1,323	3.18%	$6,286	2.57%	$2,869	2.39%

Note: The weighted average yields are calculated on the basis of cost. Average yields on investments in states and political subdivisions are based on their contractual yield. Available for sale securities are stated at fair value and held to maturity securities are stated at amortized cost.

SCHEDULE III-A

Loan Portfolio

Loans by Type Outstanding (1) (In thousands)

December 31,	2013	2012	2011	2010	2009

Real estate, construction	$64,390	$79,924	$90,068	$91,047	$94,460

Real estate, mortgage	259,082	298,283	286,502	260,286	299,403

Loans to finance agricultural production	726	43	1,164	1,122	1,755

Commercial and industrial	42,653	43,328	43,079	43,098	52,250

Loans to individuals for household, family and other consumer expenditures	7,139	7,933	8,327	10,687	9,049

Obligations of states and political subdivisions	1,023	1,248	2,840	2,938	7,891

All other loans	336	324	427	721	168

Total	$375,349	$431,083	$432,407	$409,899	$464,976

(1)	No foreign debt outstanding.

SCHEDULE III-B

Maturities and Sensitivity to Changes in

Interest Rates of the Loan Portfolio as of December 31, 2013

	Maturity (In thousands)

December 31,	One year or less	Over one year through 5 years	Over 5 years	Total

Real estate, construction	$3,160	$43,276	$17,954	$64,390

Real estate, mortgage	4,049	118,295	136,738	259,082

Loans to finance agricultural production		726		726

Commercial and industrial	3,521	36,387	2,745	42,653

Loans to individuals for household, family and other consumer expenditures	28	6,865	246	7,139

Obligations of states and political subdivisions	135	888		1,023

All other loans	113	223		336

Total	$11,006	$206,660	$157,683	$375,349

Loans with pre-determined interest rates	$5,496	$94,975	$50,483	$150,954

Loans with floating interest rates	5,510	111,685	107,200	224,395

Total	$11,006	$206,660	$157,683	$375,349

SCHEDULE III-C

Non-Performing Loans (In thousands)

December 31,	2013	2012	2011	2010	2009

Loans accounted for on a nonaccrual basis (1)	$26,171	$53,891	$57,592	$14,537	$22,005

Loans which are contractually past due 90 or more days as to interest or principal payment, but are not included above	650	1,445	1,832	2,961	4,218

(1) The Bank places loans on a nonaccrual status when, in the opinion of Management, they possess sufficient uncertainty as to timely collection of interest or principal so as to preclude the recognition in reported earnings of some or all of the contractual interest. See “Note A – Business and Summary of Significant Accounting Policies” and “Note C – Loans” to the 2013 Consolidated Financial Statements in Item 8 in this Annual Report on Form 10-K for discussion of impaired loans.

SCHEDULE IV-A

Summary of Loan Loss Expenses

(In thousands, except percentage data)

December 31,	2013	2012	2011	2010	2009

Average amount of loans outstanding (1)(2)	$405,463	$430,205	$405,367	$436,393	$467,992

Balance of allowance for loan losses at beginning of period	$8,857	$8,136	$6,650	$7,828	$11,114

Loans charged-off:

Commercial, financial and agricultural	499	448	22	348	103
Consumer and other	9,623	3,228	1,650	7,943	8,977

Total loans charged-off	10,122	3,676	1,672	8,291	9,080

Recoveries of loans:

Commercial, financial and agricultural	126	23	14	14
Consumer and other	412	110	209	254	569

Total recoveries	538	133	223	268	569

Net loans charged-off	9,584	3,543	1,449	8,023	8,511

Provision for loan losses charged to operating expense	9,661	4,264	2,935	6,845	5,225

Total	$8,934	$8,857	$8,136	$6,650	$7,828

Ratio of net charge-offs during period to average loans outstanding	2.36%	0.82%	0.36%	1.84%	1.82%

(1)	Net of unearned income.
(2)	Includes nonaccrual loans.

SCHEDULE IV-B

Allocation of the Allowance for Loan Losses

(In thousands)

	2013		2012		2011		2010		2009
December 31,	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans

Real estate, construction	$1,470	17	$1,167	18	$2,018	20	$2,090	22	$2,016	20

Real estate, mortgage	5,825	68	5,648	69	5,185	65	3,798	63	4,279	64

Loans to finance agricultural production		1		1	10	1	10	1	14	1

Commercial and industrial	1,338	11	1,760	9	629	10	550	10	1,420	11

Loans to individuals for household, family and other consumer expenditures	289	1	273	1	264	2	178	2	99	2

Obligations of states and political subdivisions		1		1		1		1		1

All other loans	12	1	9	1	30	1	24	1		1

Total	$8,934	100	$8,857	100	$8,136	100	$6,650	100	$7,828	100

SCHEDULE V

Summary of Average Deposits and Their Yields

(In thousands, except percentage data)

	2013		2012		2011
Years Ended December 31,	Amount	Rate	Amount	Rate	Amount	Rate

Demand deposits in domestic offices	$109,695	N/A	$102,383	N/A	$100,854	N/A

Negotiable interest bearing deposits in domestic offices	196,893	.08%	184,262	.20%	181,353	.42%

Savings deposits in domestic offices	49,835	.05%	46,567	.07%	44,744	.13%

Time deposits in domestic offices	123,198	.75%	149,560	.73%	169,617	.90%

Total	$479,621	.23%	$482,772	.31%	$496,568	.47%

Certificates of deposit in amounts of $100,000 or more by the amount of time remaining until maturity as of December 31, 2013, are as follows (in thousands):

Remaining maturity:

3 months or less	$36,115
Over 3 months through 6 months	4,625
Over 6 months through 12 months	12,689
Over 12 months	7,090

Total	$60,519

SCHEDULE VI

Short Term Borrowings

(In thousands, except percentage data)

	2013	2012	2011

Balance, December 31,	$209,638	$194,234	$206,601

Weighted average interest rate at December 31,	.14%	.02%	.09%

Maximum outstanding at any month-end during year	$338,083	$241,988	$226,038

Average amount outstanding during year	$208,995	$215,810	$188,954

Weighted average interest rate	.42%	.29%	.43%

Note: Short term borrowings include federal funds purchased from other banks and securities sold under agreements to repurchase and short term borrowings from the Federal Home Loan Bank.

SCHEDULE VII

Interest Sensitivity/Gap Analysis

(In thousands)

December 31, 2013:	0 - 3 Months	4 - 12 Months	1 - 5 Years		Over 5 Years		Total

ASSETS:

Loans (1)	$212,754	$10,629	$79,385			$46,410	$349,178

Available for sale securities	4,007	12,520	50,052			208,861	275,440

Held to maturity securities		664	1,323			9155	11,142

Totals	$216,761	$23,813	$130,760			$264,426	$635,760

FUNDING SOURCES:

Interest bearing deposits	$262,563	$33,020	$25,858		$		$321,441

Federal funds purchased and securities sold under agreements to repurchase	139,639						139,639

Borrowings from FHLB	70,062	184	5,917			1,521	77,684

Totals	$472,264	$33,204	$31,775			$1,521	$538,764

REPRICING/MATURITY GAP:

Period	$(255,503)	$(9,391)	$98,985			$262,905

Cumulative	(255,503)	(264,894)	(165,909)			96,996

Cumulative Gap/Total Assets	(33.52% )	(34.75% )	(21.77%	)		12.72%

(1) Amounts stated include fixed and variable rate loans that are still accruing interest. Variable rate loans are included in the next period in which they are subject to a change in rate. The principal portions of scheduled payments on fixed instruments are included in the period in which they become due or mature.

Capital Resources

Information about the Company’s capital resources is included in “Note J – Shareholders’ Equity” to the 2013 Consolidated Financial Statements in this Annual Report on Form 10-K.

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

A significant portion of the Company’s loan portfolio is dependent on real estate. At December 31, 2013, approximately 87% of the Company’s loans had real estate as a primary or secondary component of collateral. The collateral in each case provides an alternate source of repayment if the borrower defaults and may deteriorate in value during the time the credit is extended. A continued deterioration in the economy affecting the value of real estate generally or in the Company’s trade area specifically could significantly impair the value of the collateral and the ability to sell the collateral upon foreclosure. Furthermore, it is likely that the Company would be required to increase the provision for loan losses. If the Company were required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate value or to increase the allowance for loan losses, the Company’s profitability and financial condition could be adversely impacted.

The Company has a high concentration of exposure to a number of industries.

The Company has concentrations of loan exposure to the hotel/motel and gaming industries. At December 31, 2013, these exposures were approximately $49,842,000 and $29,570,000 or 13 % and 8%, respectively, of the total loan portfolio. The recent downturn in the economy has negatively impacted tourism, which is one of the major factors for success in these industries. Given the size of these relationships, a significant loss in either of these portfolios could materially and adversely affect the Company’s earnings.

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

The Company’s profitability is dependent to a large extent on net interest income, which is the difference between interest income on interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. The Company is asset sensitive to market interest rates, as its assets reprice more quickly to changes in interest rates than do its liabilities. Interest rates dropped by the unprecedented amount of 400 basis points during 2008 as the Federal Reserve, through its Federal Open Market Committee, attempted to stabilize the financial markets, reduce the effects of the recession and stimulate the economy. These actions taken by the Federal Reserve continued to impact the Company’s earnings in 2013. During 2010, the Federal Reserve increased the discount rate 25 basis points; however, there was no effect on the fed funds or prime interest rates. Discount or fed funds rate changes that occur in 2014 may affect the Company’s earnings in the current year and/or in the future.

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

The Company is subject to the regulations of the SEC, the Federal Reserve Board, the FDIC and the Department of Banking. New regulations issued by these agencies, including but not limited to those relating to The Dodd-Frank Act and the Consumer Financial Protection Bureau, may adversely affect the Company’s ability to carry on its business activities. The Company is also subject to various other federal and state laws and certain changes in these laws and regulations may adversely affect the Company’s operations. Noncompliance with certain of these regulations may impact the Company’s business plans.

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

The Company is subject to the USA Patriot Act, the Bank Secrecy Act, and rules and regulations of the Office of Foreign Assets Control (the “OFAC”). These statutes and related rules and regulations impose requirements and limitations on specified financial transactions and account relationships, intended to guard against money laundering and terrorism financing. Noncompliance with these rules and regulations may adversely affect the Company’s operations and may impact the Company’s business plans.

The Company relies heavily on technology and computer systems, and disruptions of, failures of, advances in and changes in technology could significantly affect business.

As is customary in the banking industry, the Company is dependent upon automated and non-automated systems to record and process our transaction volume. This poses the risk that technical system flaws, employee errors or tampering or manipulation of those systems by employees, customers or outsiders will result in losses. Any such losses, which may be difficult to detect, could adversely affect the Company’s financial condition or results of operations. In addition, the occurrence of such a loss could expose the Company to reputational risk, the loss of customer business, additional regulatory scrutiny or civil litigation and possible financial liability. The Company may also be subject to disruptions of operating systems arising from events that are beyond our control, such as computer viruses, communication and energy disruption and unethical individuals with technological ability to cause disruptions or failures of data processing systems. The Company’s ability to compete depends on the ability to continue to adapt to changes in technology on a timely and cost-effective basis to meet customers’ demands.

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

ITEM 1b - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

The principal properties of the Company are its 17 business locations, including the Main Office, which is located at 152 Lameuse Street in Biloxi, MS, 39530. The Keesler Branch located at 1507 Meadows Drive, Keesler AFB, MS 39534, is rented from Department of Defense. All other branch locations are owned by the Company. The address of the other branch locations are:

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

ITEM 3 - LEGAL PROCEEDINGS

Information relating to legal proceedings is included in “Note M – Contingencies” to the 2013 Consolidated Financial Statements which is in Item 8 in this Annual Report on Form 10-K.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 - MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Dividends to the Company’s shareholders can generally be paid only from dividends paid to the Company by its bank subsidiary. Consequently, dividends are dependent upon the earnings, capital needs, regulatory policies and statutory limitations affecting the bank subsidiary. The Company and the bank subsidiary may not declare or pay any cash dividends without prior written approval of their regulators.

At December 31, 2013, there were 496 holders of the common stock of the Company. The Company’s stock is traded under the symbol PFBX and is quoted in publications under “PplFnMS”.

The following table sets forth the high and low sale prices of the Company’s common stock as reported on the NASDAQ Capital Market.

Year	Quarter	High	Low	Dividend Per share

2013	1st	$12.75	$9.27	$
	2nd	13.44	12.02
	3rd	13.14	11.17
	4th	13.24	11.53

2012	1st	$11.95	$9.39		$.10
	2nd	9.98	8.61
	3rd	11.79	8.16		.10
	4th	9.46	8.36

ITEM 6 - SELECTED FINANCIAL DATA (In thousands except per share data)

	2013	2012	2011	2010	2009
Balance Sheet Summary

Total assets	$762,264	$804,912	$804,152	$786,545	$869,007
Available for sale securities	275,440	258,875	278,918	287,078	311,434
Held to maturity securities	11,142	7,125	1,428	1,915	3,202
Loans, net of unearned discount	375,349	431,083	432,407	409,899	464,976
Deposits	428,558	475,719	468,439	484,140	470,701
Borrowings from FHLB	77,684	7,912	53,324	42,957	104,270
Shareholders’ equity	99,147	110,754	109,452	101,357	103,588

Summary of Operations
Interest income	$24,956	$24,628	$25,033	$29,675	$34,289
Interest expense	1,447	2,067	3,178	4,601	7,401

Net interest income	23,509	22,561	21,855	25,074	26,888
Provision for loan losses	9,661	4,264	2,935	6,845	5,225

Net interest income after provision for loan losses	13,848	18,297	18,920	18,229	21,663
Non-interest income	9,067	9,529	9,860	10,114	10,147
Non-interest expense	25,654	25,277	28,781	27,581	27,636

Income (loss) before taxes	(2,739)	2,549	(1)	762	4,174
Applicable income taxes	(2,201)	(92)	(1,204)	(723)	954

Net income (loss)	$(538)	$2,641	$1,203	$1,485	$3,220

Per Share Data
Basic and diluted earnings per share	($.10)	$.51	$.23	$.29	$.62
Dividends per share		.20	.19	.20	.50
Book value	19.35	21.56	21.31	19.68	20.11
Weighted average number of shares	5,128,889	5,136,918	5,136,918	5,151,661	5,170,430

Selected Ratios
Return on average assets	(.07% )	0.32%	0.15%	0.18%	0.36%
Return on average equity	(.51% )	2.40%	1.14%	1.45%	3.06%
Primary capital to average assets	13.64%	14.71%	14.59%	12.96%	12.49%
Risk-based capital ratios:
Tier 1	21.54%	20.04%	19.61%	21.01%	17.83%
Total	22.79%	21.29%	20.86%	22.26%	19.08%

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Peoples Financial Corporation (the “Company”) is a one-bank holding company headquartered in Biloxi, Mississippi. The following presents Management’s discussion and analysis of the consolidated financial condition and results of operations of the Company and its consolidated subsidiaries for the years ended December 31, 2013, 2012 and 2011. These comments highlight the significant events for these years and should be considered in combination with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in this annual report.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued new accounting standards updates, which have been disclosed in Note A to the Consolidated Financial Statements. The Company does not expect that these updates will have a material impact on its financial position, or results of operations. The adoption of Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, did result in additional disclosures.

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

Other Real Estate:

Other real estate (“ORE”) includes real estate acquired through foreclosure. Each other real estate property is carried at fair value, less estimated costs to sell. Fair value is principally based on appraisals performed by third-party valuation specialists. If Management determines that the fair value of a property has decreased subsequent to foreclosure, the Company records a write down which is included in non-interest expense.

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

Income Taxes:

GAAP requires the asset and liability approach for financial accounting and reporting for deferred income taxes. We use the asset and liability method of accounting for deferred income taxes and provide deferred income taxes for all significant income tax temporary differences. See Note I to the Consolidated Financial Statements for additional details. As part of the process of preparing our Consolidated Financial Statements, the Company is required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as the provision for the allowance for loan losses, for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities that are included in our consolidated statement of condition. We must also assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. To the extent the Company establishes a valuation allowance or adjusts this allowance in a period, we must include an expense within the tax provision in the consolidated statement of income.

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

The Company recorded a net loss of $538,000 for 2013 compared with net income of $2,641,000 for 2012. This significant decrease is primarily attributable to the provision for the allowance for loan losses, which was $9,661,000 in 2013 as compared with $4,264,000 in 2012. Current year results also included an increase in net interest income and non-interest expense and a decrease in non-interest income as compared with 2012 results.

Managing the net interest margin in the Company’s highly competitive market and in context of larger economic conditions has been very challenging and will continue to be so for the foreseeable future. Interest income increased $328,000 in 2013 as compared with 2012. Although loans decreased significantly during 2013, the Company recognized interest income and fees of $1,523,000 from the sale of a gaming loan which had been on nonaccrual. Increases or decreases in interest income on other interest-earning assets are generally attributable to changes in balances during 2013. The increase in yield on taxable available for sale securities resulted from extending maturities on these investments. Interest expense decreased $620,000 in 2013 as compared with 2012 primarily due to the maturity of brokered certificates of deposit and a reduction in average borrowings from the Federal Home Loan Bank (“FHLB”) during 2013 and a reduction in the cost of funds for the Company’s savings and interest-bearing DDA deposits and federal funds purchased and securities sold under agreements to repurchase.

Monitoring asset quality, estimating potential losses in our loan portfolio and addressing non-performing loans continue to be emphasized during these difficult economic times, as the local and national economy continues to negatively impact collateral values and borrowers’ ability to repay their loans. The Company’s nonaccrual loans totaled $26,171,000 and $53,891,000 at December 31, 2013 and 2012, respectively. This significant reduction primarily results from the sale of a gaming loan with a balance of $10,786,000 and a partial charge-off totaling $7,500,000 on a single residential development loan that had a balance of $15,277,000. Additionally, there have not been any significant new loans placed on nonaccrual status during 2012 and 2013. Most of these loans are collateral-dependent, and the Company has rigorously evaluated the value of its collateral to determine potential losses. The Company is working diligently to reduce past due and nonaccrual loans. As part of resolving problem loans, foreclosures have increased in 2013 with Other Real Estate totaling $9,630,000 at December 31, 2013.

Non-interest income decreased $462,000 for 2013 as compared with 2012 results. The decrease was primarily the result of decreased gains on sales and calls of securities in 2013 as compared with 2012. During 2013, the Company increased per transaction and account fees, which resulted in an increase in service charges on deposit accounts.

Non-interest expense increased $377,000 for 2013 as compared with 2012 results. Increases in FDIC assessments, other real estate expense and ATM expense were larger than decreases in salaries and employee benefits, depreciation, and data processing costs in 2013 as compared with 2012.

Total assets at December 31, 2013 decreased $42,648,000 as compared with December 31, 2012. Available for sale securities increased $16,564,000 at December 31, 2013 as compared with December 31, 2012, with funds available from the net decrease in loans of $55,734,000. Total deposits decreased $47,161,000 at December 31, 2013 as compared with December 31, 2012. During 2013, brokered deposits, which are reported as time deposits of $100,000 or more, of $23,612,000 matured. Federal funds purchased and securities sold under agreements to repurchase decreased $54,595,000 as customers reallocated their funds from a non-deposit account. Borrowings from the FHLB increased at December 31, 2013 as compared with December 31, 2012, as a result of the liquidity needs of the bank subsidiary.

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

2013 as compared with 2012

The Company’s average interest-earning assets decreased approximately $21,292,000, or 3%, from approximately $749,015,000 for 2012 to approximately $727,723,000 for 2013. The Company’s average balance sheet decreased primarily as decreased pledging requirements allowed for reduced investment in securities, the fair value of available for sale securities decreased and principal payments, maturities, charge-offs and foreclosures relating to existing loans outpaced new loans. The average yield on interest-earning assets increased 15 basis points, from 3.39% for 2012 to 3.54% for 2013, with the biggest impact being to the yield on loans. During 2013, the Company sold a gaming loan which had been on nonaccrual and recognized approximately $1,523,000 in interest and fees which increased the yield on loans to 4.67%. Without this transaction, the yield on loans would have been 4.29%. Recent investment strategy includes extending durations to improve yield on these assets, while planning for rising rates in the future.

Average interest-bearing liabilities decreased approximately $25,008,000, or 4%, from approximately $603,929,000 for 2012 to approximately $578,921,000 for 2013. During 2013, brokered deposits, which are reported as time deposits, of $23,612,000 matured. Borrowings from the FHLB fluctuate based on the liquidity needs of the bank subsidiary. The average rate paid on interest-bearing liabilities decreased 9 basis points, from .34% for 2012 to .25% for 2013. Rates paid on deposit accounts and non-deposit accounts, which are reported as federal funds purchased and securities sold under agreements to repurchase, have decreased in 2013. The current unprecedented low rate environment which exists on a national and local level has caused customers to tolerate lower interest rates in return for less risk. The Company believes that it is unlikely that its cost of funds can be materially reduced further; however, any opportunity to do so will be considered.

The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 3.34% at December 31, 2013, up 23 basis points from 3.11% at December 31, 2012. Without the additional interest income and fees from the sale of the gaming loan, the net interest margin for 2013 would have been 3.13%.

2012 as compared with 2011

The Company’s average interest-earning assets increased approximately $26,699,000, or 4%, from approximately $722,316,000 for 2011 to approximately $749,015,000 for 2012. The Company’s average balance sheet increased primarily as new loans have outpaced principal payments, maturities, charge-offs and foreclosures relating to existing loans. The average yield on interest-earning assets decreased 18 basis points, from 3.57% for 2011 to 3.39% for 2012, with the biggest impact being to the yield on taxable available for sale securities. The Company’s investment and liquidity strategy had been to invest most of the proceeds from sales, calls and maturities of securities in similar securities. As a result, the yield on taxable available for sale securities decreased from 2.10% for 2011 to 1.71% for 2012. The Company purchased securities with maturities of up to fifteen years, with call provisions, to improve its yield on these assets. The yield on loans decreased due to the increase in loans on nonaccrual during 2011.

Average interest-bearing liabilities increased approximately $15,967,000, or 3%, from approximately $587,962,000 for 2011 to approximately $603,929,000 for 2012. The increase was primarily related to borrowings from the FHLB, which increased due to the liquidity needs of the bank subsidiary. The average rate paid on interest-bearing liabilities decreased 20 basis points, from .54% for 2011 to .34% for 2012. Rates paid on deposit accounts and non-deposit accounts, which are reported as federal funds purchased and securities sold under agreements to repurchase, decreased in 2012. The unprecedented low rate environment which exists on a national and local level caused customers to tolerate lower interest rates in return for less risk.

The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 3.11% at December 31, 2012, down 2 basis points from 3.13% at December 31, 2011.

The tables below analyze the changes in tax-equivalent net interest income for the years ended December 31, 2013 and 2012 and the years ended December 31, 2012 and 2011.

Analysis of Average Balances, Interest Earned/Paid and Yield

(In Thousands)

	2013			2012
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate

Loans (1)(2)(3)	$405,463	$18,927	4.67%	$430,205	$18,576	4.32%

Federal funds sold	26,306	69	0.26%	6,601	16	0.24%

Held to maturity:
Non taxable (4)	9,936	363	3.65%	4,698	189	4.02%

Available for Sale:
Taxable	247,097	4,407	1.78%	264,248	4,527	1.71%

Non taxable (4)	36,605	1,946	5.32%	39,407	2,073	5.26%

Other	2,316	29	1.25%	3,856	15	0.39%

Total	$727,723	$25,741	3.54%	$749,015	$25,396	3.39%

Savings and interest-bearing DDA	$246,728	$179	0.07%	$230,829	$410	0.18%

Time deposits	123,198	919	0.75%	149,560	1,090	0.73%

Federal funds purchased and securities sold under agreements to repurchase	181,702	158	0.09%	169,352	335	0.20%

Borrowings from FHLB	27,293	191	0.70%	54,188	233	0.43%

Total	$578,921	$1,447	0.25%	$603,929	$2,068	0.34%

Net tax-equivalent spread			3.29%			3.05%

Net tax-equivalent margin on earning assets			3.34%			3.11%

Analysis of Average Balances, Interest Earned/Paid and Yield

(In Thousands)

	2012			2011
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate

Loans (2)(3)	$430,205	$18,576	4.32%	$405,367	$17,923	4.42%

Federal funds sold	6,601	16	0.24%	2,857	7	0.25%

Held to maturity:
Non taxable (4)	4,698	189	4.02%	1,882	107	5.69%

Available for Sale:
Taxable	264,248	4,527	1.71%	269,401	5,662	2.10%

Non taxable (4)	39,407	2,073	5.26%	39,941	2,041	5.11%

Other	3,856	15	0.39%	2,868	23	0.80%

Total	$749,015	$25,396	3.39%	$722,316	$25,763	3.57%

Savings and interest-bearing DDA	$230,829	$410	0.18%	$226,097	$819	0.36%

Time deposits	149,560	1,090	0.73%	169,617	1,535	0.90%

Federal funds purchased and securities sold under agreements to repurchase	169,352	335	0.20%	154,423	638	0.41%

Borrowings from FHLB	54,188	233	0.43%	37,825	186	0.49%

Total	$603,929	$2,068	0.34%	$587,962	$3,178	0.54%

Net tax-equivalent spread			3.05%			3.03%

Net tax-equivalent margin on earning assets			3.11%			3.13%

(1)	2013 includes interest and fees of $1,523 recognized from sale of a nonaccrual loan during the fourth quarter.
(2)	Loan fees of $911, $797 and $647 for 2013, 2012 and 2011, respectively, are included in these figures.
(3)	Includes nonaccrual loans.
(4)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2013, 2012 and 2011.

ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSE (in thousands)

	For the Year Ended December 31, 2013 compared with December 31, 2012

	Volume	Rate	Rate/Volume	Total

Interest earned on:

Loans	$(1,068)	$1,505	$(86)	$351

Federal funds sold	48	1	4	53

Held to maturity securities:
Non taxable	211	(17)	(20)	174

Available for sale securities:
Taxable	(294)	186	(12)	(120)
Non taxable	(147)	22	(2)	(127)
Other	(6)	33	(13)	14

Total	$(1,256)	$1,730	$(129)	$345

Interest paid on:

Savings and interest-bearing DDA	$28	$(242)	$(17)	$(231)

Time deposits	(192)	26	(5)	(171)

Federal funds purchased	24	(188)	(13)	(177)

Borrowings from FHLB	(115)	147	(74)	(42)

Total	$(255)	$(257)	$(109)	$(621)

ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSE (in thousands)

	For the Year Ended December 31, 2012 compared with December 31, 2011

	Volume	Rate	Rate/Volume	Total

Interest earned on:

Loans	$1,098	$(420)	$(25)	$653

Federal funds sold	9	(1)	1	9

Held to maturity securities:
Non taxable	160	(31)	(47)	82

Available for sale securities:
Taxable	(108)	(1,047)	20	(1,135)
Non taxable	(27)	60	(1)	32
Other	8	(12)	(4)	(8)

Total	$1,140	$(1,451)	$(56)	$(367)

Interest paid on:

Savings and interest-bearing DDA	$17	$(419)	$(7)	$(409)

Time deposits	(182)	(299)	36	(445)

Federal funds purchased	62	(333)	(32)	(303)

Borrowings from FHLB	80	(23)	(10)	47

Total	$(23)	$(1,074)	$(13)	$(1,110)

Provision for Allowance for Loan Losses

In the normal course of business, the Company assumes risk in extending credit to its customers. This credit risk is managed through compliance with the loan policy, which is approved by the Board of Directors. The policy establishes guidelines relating to underwriting standards, including but not limited to financial analysis, collateral valuation, lending limits, pricing considerations and loan grading. The Company’s Loan Review and Special Assets Departments play key roles in monitoring the loan portfolio and managing problem loans. New loans and, on a periodic basis, existing loans are reviewed to evaluate compliance with the loan policy. Loan customers in concentrated industries such as gaming and hotel/motel, as well as the exposure for out of area; residential and land development; construction and commercial real estate loans, and their direct and indirect impact on the Company’s operations are evaluated on a monthly basis. Loan delinquencies and deposit overdrafts are closely monitored in order to identify developing problems as early as possible. Lenders experienced in workout scenarios consult with loan officers and customers to address non-performing loans. A monthly watch list of credits which pose a potential loss to the Company is prepared based on the loan grading system. This list forms the foundation of the Company’s allowance for loan loss computation.

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

The Company’s analysis includes evaluating the current value of collateral securing all nonaccrual loans. Included in nonaccrual loans is one out of area residential development loan with an unpaid principal balance of $15,277,000. This loan had been on nonaccrual for two years without a specific reserve. The Company became aware of specific conditions and information during 2013 which resulted in the assignment of specific reserves of $7,600,000 to this loan. A partial charge-off of $7,325,000 relating to this loan was recorded during 2013. During 2013, the Company sold a gaming loan which had been on nonaccrual. This loan totaled $14,527,799 as of December 31, 2012. Nonaccrual loans totaled $26,171,000 and $53,891,000 with specific reserves on these loans of $1,280,000 and $1,777,000 as of December 31, 2013 and 2012, respectively. The specific reserves allocated to nonaccrual loans are relatively low as collateral values appear sufficient to cover loan losses or the loan balances have been charged down to their realizable value.

The Company’s on-going, systematic evaluation resulted in the Company recording a total provision for the allowance for loan losses of $9,661,000, $4,264,000 and $2,935,000 in 2013, 2012 and 2011, respectively. The allowance for loan losses as a percentage of loans was 2.38%, 2.05% and 1.88% at December 31, 2013, 2012 and 2011, respectively. The Company believes that its allowance for loan losses is appropriate as of December 31, 2013.

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

Non-interest income

Total non-interest income decreased $462,000 in 2013 as compared with 2012. Service charges on deposit accounts increased $325,000 in 2013 as compared with 2012 as a result of increased service charges and ATM fees and a decrease in NSF fees. Fees from service charges increased $51,000 as a result of the Company increasing per account and per transactions fees in 2013 and an increase in ATM fees of $409,000 as a result of the improvement in the local casinos at which the Company has off-site ATMs. NSF fees decreased $153,000 as customers changed their overdraft activity based on economic conditions. Gains from sales and calls of securities decreased $1,106,000 as sales were executed when proceeds would be maximized. The increase in cash surrender value of life insurance decreased $72,000 in 2013 as compared with 2012 as a result of the decline in the stock market. The Company had a loss from impairment of other investments of $360,000 in 2012 and income on other investments of $42,000 in 2013 as compared with a loss of $84,000 in 2012. Other income decreased as prior year results included gains of $31,000 from the sale of bank vehicles.

Total non-interest income decreased $331,000 in 2012 as compared with 2011. Trust department income and fees increased $90,000 as a result of fees relating to several large estates. Service charges on deposit accounts increased $128,000 in 2012 as compared with 2011. This increase was the result of a decrease in NSF fees of $90,000, which were impacted by the local economy and customers opting out of overdraft protection for debit card transactions, and an increase in ATM fees of $218,000 as a result of the improvement in the local casinos at which the Company has off-site ATMs. Gains from sales and calls of securities increased $238,000 as sales were executed when proceeds would be maximized. The Company had a loss from impairment of other investments of $360,000 in 2012 and a loss on other investments of $84,000 in 2012 as compared with income of $97,000 in 2011. Results in 2011 included gains from death benefits from life insurance of $470,000. Other income increased $152,000 in 2012 as compared with 2011. This increase was primarily attributable to an increase in rental income of $50,000 as the Company was able to lease previously vacant property and gains of $31,000 on the sale of bank vehicles.

Non-interest expense

Total non-interest expense increased $377,000 in 2013 as compared with 2012. Salaries and employee benefits decreased $424,000 in 2013 as compared with 2012. Salaries increased $101,000 in 2013 as compared with 2012 due to merit raises. Expenses relating to deferred compensation plans decreased $136,000 in 2013 as a result of the impact of recent and future retirements and changes in the discount rate utilized to compute related liabilities. The Company’s board of directors reduced contributions to its defined contribution plans $110,000 in 2013 as a result of the net loss. Health insurance costs decreased $270,000 as a result of a reduction in claims in 2013 as compared with 2012 and amendments made to the retiree health plan which require plan participants to utilize drug benefits and health insurance coverage available under Medicare. Equipment rentals, depreciation and maintenance decreased $228,000 in 2013 as compared with 2012 primarily as a result of a decrease of $299,000 in depreciation on furniture and equipment replaced during the years after Hurricane Katrina becomes fully depreciated. Maintenance costs increased $33,000 as a result of the timing of work performed. Other expense increased $1,048,000 for 2013 as compared with 2012. This increase was the result of increases in advertising, FDIC and state assessments, other real estate and ATM expenses, which were partially offset by a decrease in data processing costs. Advertising expenses increased $107,000, which was primarily attributable to the production of a new advertising campaign. FDIC and state assessments increased $367,000 in 2013 as 2012 results included an adjustment in the estimate of prepaid assessments. Increased writedowns of other real estate to fair value caused these expenses to increase $315,000 in 2013 as compared with 2012. ATM expense increased $334,000 in 2013 as a result of increased ATM activity. Data processing expense decreased $180,000 as 2012 costs included several additional services and projects.

Total non-interest expense decreased $3,504,000 in 2012 as compared with 2011. Salaries and employee benefits decreased $2,092,000 in 2012 as compared with 2011. Salaries decreased $723,000 in 2012 as compared with 2011 as the employee census decreased from attrition and the impact of the 2011 voluntary early retirement package. Expenses relating to deferred compensation plans decreased $565,000 in 2012 as a result of the 2011 voluntary early retirement package.

Expenses relating to the retiree health plan decreased $954,000 as a result of amendments made to the plan which require plan participants to utilize drug benefits and health insurance coverage available under Medicare. Equipment rentals, depreciation and maintenance decreased $226,000 in 2012 as compared with 2011. Rental expense decreased $113,000 in 2012 as the Company discontinued use of leased equipment during 2011. Depreciation on furniture and equipment decreased $157,000 as equipment replaced during the years after Hurricane Katrina becomes fully depreciated. Maintenance costs increased $49,000 as a result of the timing of work performed. Other expense decreased $1,270,000 for 2012 as compared with 2011. Included in other expense are data processing expense, which increased $576,000 as a result of the outsourcing of most of the bank’s I/T functions, and ORE expenses, which were $702,000 less in 2012 as compared with 2011 primarily as a result of a decrease in write downs of other real estate to fair value. Other expense also includes FDIC assessments, which decreased $1,185,000 in 2012 as compared with 2011 as a result of the change in estimate of the prepaid FDIC assessments as of December 31, 2012.

Income Taxes

Income taxes have been impacted by non-taxable income and federal tax credits during 2013, 2012 and 2011, respectively. Note I to the Consolidated Financial Statements presents a reconciliation of income taxes for these three years.

FINANCIAL CONDITION

Available for sale securities increased $16,564,000 at December 31, 2013, compared with December 31, 2012. Funds available from maturities and sales of available for sale securities and the decrease in loans were invested in available for sale securities. The Company recorded an unrealized loss of $15,413,000 on its available for sale securities during 2013 as a result of fluctuations in market values.

The held to maturity portfolio increased $4,017,000 at December 31, 2013, compared with December 31, 2012, as the Company opted to classify some of its investment purchases during the current year as held to maturity.

Other investments decreased $188,000 at December 31, 2013, compared with December 31, 2012, primarily as a result of a liquidating distribution of $230,000.

The Company increased its investment in FHLB common stock by $1,454,000 to increase its borrowing capacity from FHLB at December 31, 2013 as compared with December 31, 2012.

Loans decreased $55,734,000 at December 31, 2013 compared with December 31, 2012. During 2013, the Company charged-off loans of $10,122,000 and transferred loans totaling $4,537,000 into ORE. The remaining decrease is the result of principal payments outpacing new loans during 2013.

Other real estate increased by $2,622,000 at December 31, 2013 as compared with December 31, 2012. During 2013, loans totaling $4,537,000 were transferred into ORE, write downs of $670,000 were charged to earnings and ORE totaling $1,188,000 was sold. The Company is working diligently and prudently to reduce this portfolio.

Accrued interest receivable decreased $288,000 at December 31, 2013 as compared with December 31, 2012. This decrease is due to the decrease in average accruing loans and average available for sale securities.

Cash surrender value of life insurance increased $595,000 at December 31, 2013 as compared with December 31, 2012 primarily as a result of income earned on the life insurance.

Prepaid FDIC assessments decreased $1,454,000 at December 31, 2013 as compared with December 31, 2012 as a result of the amortization of these costs and reimbursement of $1,177,000 from the FDIC of the remaining balance of its prepaid assessment.

Other assets increased $8,511,000 at December 31, 2013 as compared with December 31, 2012 due to changes in deferred taxes and income taxes receivable. Deferred taxes increased $6,590,000 as the decrease in fair value of available for sale securities reduced an unrealized gain. Income taxes receivable increased $1,950,000 as tax deposits exceeded income taxes currently payable.

Total deposits decreased $47,161,166 at December 31, 2013, as compared with December 31, 2012. Fluctuations in total deposits and among the different types of deposits represent recurring activity for the Company as customers in the gaming industry and state, county and municipal entities reallocate their resources periodically. In addition, brokered deposits, which are included as time deposits, $100,000 or more, of $23,612,000 matured during 2013. The Company anticipates that deposits will continue at or slightly above their present level during 2014.

Federal funds purchased and securities sold under agreements to repurchase, which includes non-deposit accounts, decreased $54,595,000 at December 31, 2013 as compared with December 31, 2012. The total at December 31, 2012 included a new customer with a balance of $50,924,000.

Borrowings from the FHLB increased $69,772,000 at December 31, 2013 as compared with December 31, 2012 based on the liquidity needs of the bank subsidiary.

Employee and director benefit plans liabilities increased $563,000 at December 31, 2013, as compared with December 31, 2012 due to deferred compensation benefits earned by officers and directors during 2013.

SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY

Strength, security and stability have been the hallmark of the Company since its founding in 1985 and of its bank subsidiary since its founding in 1896. A strong capital foundation is fundamental to the continuing prosperity of the Company and the security of its customers and shareholders. The primary and risk-based capital ratios are important indicators of the strength of a Company’s capital. These figures are presented in the Five-Year Comparative Summary of Selected Financial Information.

The measure of capital adequacy which is currently used by Management to evaluate the strength of the Company’s capital is the primary capital ratio which was 13.64 % at December 31, 2013, which is well above the regulatory minimum of 6.00%. Management continues to emphasize the importance of maintaining the appropriate capital levels of the Company and has established the goal of maintaining its primary capital ratio at 8.00%, which is the minimum requirement for classification as being “well-capitalized” by the banking regulatory authorities.

Significant transactions affecting shareholders’ equity during 2013 are described in Note J to the Consolidated Financial Statements. The Statement of Changes in Shareholders’ Equity also presents all activity in the Company’s equity accounts.

LIQUIDITY

Liquidity represents the Company’s ability to adequately provide funds to satisfy demands from depositors, borrowers and other commitments by either converting assets to cash or accessing new or existing sources of funds. Note L to the Consolidated Financial Statements discloses information relating to financial instruments with off-balance-sheet risk, including letters of credit and outstanding unused loan commitments. The Company closely monitors the potential effects of funding these commitments on its liquidity position. Management monitors these funding requirements in such a manner as to satisfy these demands and to provide the maximum return on its earning assets.

The Company monitors and manages its liquidity position diligently through a number of methods, including through the computation of liquidity risk targets and the preparation of various analyses of its funding sources and utilization of those sources on a monthly basis. The Company also uses proforma liquidity projections which are updated on a continuous basis in the management of its liquidity needs and also conducts contingency testing on its liquidity plan. The Company has also been approved to participate in the Federal Reserve’s Discount Window Primary Credit Program, which it intends to use only as a contingency. Management carefully monitors its liquidity needs, particularly relating to potentially volatile deposits, and the Company has encountered no problems with meeting its liquidity needs.

Deposits, payments of principal and interest on loans, proceeds from maturities of investment securities and earnings on investment securities are the principal sources of funds for the Company. The Company also uses other sources of funds, including borrowings from the FHLB. The Company generally anticipates relying on deposits, purchases of federal funds and borrowings from the FHLB for its liquidity needs in 2014.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company is a party to off-balance-sheet arrangements in the normal course of business to meet the financing needs of its customers. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet arrangements. Since some of the commitments and irrevocable letters of credit may expire without being drawn upon, the total amount does not necessarily represent future cash requirements. As discussed previously, the Company carefully monitors its liquidity needs and considers its cash requirements, especially for loan commitments, in making decisions on investments and obtaining funds from its other sources. Further information relating to off-balance-sheet instruments can be found in Note L to the Consolidated Financial Statements.

ITEM 7a - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company has implemented a conservative approach to its asset/liability management. The net interest margin is managed on a daily basis largely as a result of the management of the liquidity needs of the bank subsidiary. The Company generally follows a policy of investing in short term

U.S. Agency securities with maturities of two years or more. Due to the low interest rate environment, the duration of investments has been extended to fifteen years with call provisions. The loan portfolio consists of a 40% /60% blend of fixed and floating rate loans. It is the general loan policy to offer loans with maturities of seven years or less; however the market is now dictating floating rate terms to be extended up to twenty years. On the liability side, more than 75% of the deposits are demand and savings transaction accounts. Additionally, 85% of the certificates of deposit mature within eighteen months. Since the Company’s deposits are generally not rate-sensitive, they are considered to be core deposits. The short term nature of the financial assets and liabilities allows the Company to meet the dual requirements of liquidity and interest rate risk management.

The interest rate sensitivity tables on the next page provide additional information about the Company’s financial instruments that are sensitive to changes in interest rates. The negative gap in 2014 is mitigated by the nature of the Company’s deposits, whose characteristics have been previously described. The tabular disclosure reflects contractual interest rate repricing dates and contractual maturity dates. Loan maturities have been adjusted for the allowance for loan losses. There have been no adjustments for such factors as prepayment risk, early calls of investments, the effect of the maturity of balloon notes or the early withdrawal of deposits. The Company does not believe that the aforementioned factors have a significant impact on expected maturity.

Interest rate sensitivity at December 31, 2013 and 2012 was as follows (in thousands):

December 31, 2013:	2014	2015	2016	2017	2018	Beyond	Total	12/31/2013 Fair Value

Loans, net	$238,254	$8,187	$27,900	$11,528	$31,264	$49,282	$366,415	$369,117
Average rate	4.92%	6.23%	6.47%	5.83%	4.94%	4.45%	4.68%

Securities	17,191	5,940	20,128	12,197	13,110	225,112	293,678	293,222
Average rate	2.93%	3.06%	1.69%	2.38%	2.33%	2.43%	2.39%

Total Financial Assets	255,445	14,127	48,028	23,725	44,374	274,394	660,093	662,339
Average rate	4.84%	5.40%	5.71%	4.79%	4.51%	3.01%	4.01%

Deposits	295,583	10,183	2,428	7,948	5,299		321,441	322,535
Average rate	1.96%	1.43%	1.32%	1.18%	1.18%		1.86%

Federal funds purchased and securities sold under agreements to repurchase	139,639						139,639	139,639
Average rate	0.09%						0.09%

Borrowings from FHLB	70,246	254	251	5,233	179	1,521	77,684	79,051
Average rate	1.59%	4.58%	4.58%	1.64%	4.58%	1.67%	1.66%

Total Financial Liabilities	505,468	10,437	2,679	13,181	5,478	1,521	538,764	541,225
Average rate	1.87%	1.66%	2.18%	1.40%	1.57%	1.67%	1.80%

December 31, 2012:	2013	2014	2015	2016	2017	Beyond	Total	Fair Value

Loans, net	$265,343	$24,188	$22,805	$27,768	$26,879	$55,243	$422,226	$425,627
Average rate	4.83%	6.15%	6.09%	5.34%	5.32%	4.49%	5.04%

Securities	7,191	15,694	10,453	22,159	12,392	203,942	271,831	271,931
Average rate	3.35%	1.90%	2.54%	1.77%	2.62%	2.47%	2.31%

Total Financial Assets	272,534	39,882	33,258	49,927	39,271	259,185	694,057	697,558
Average rate	4.82%	5.44%	5.52%	4.59%	4.82%	3.14%	4.42%

Deposits	348,696	8,166	4,581	7,000	4,667		373,110	376,209
Average rate	4.69%	2.04%	1.77%	1.31%	1.31%		4.49%

Federal funds purchased and securities sold under agreements to repurchase	194,234						194,234	194,234
Average rate	0.20%						0.20%

Borrowings from FHLB	230	239	239	239	5,236	1,729	7,912	10,271
Average rate	4.89%	4.60%	4.60%	4.60%	3.56%	4.60%	4.60%

Total Financial Liabilities	543,160	8,405	4,820	7,239	9,903	1,729	575,256	580,714
Average rate	4.59%	2.20%	2.11%	1.66%	3.00%	4.60%	4.40%

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition

(in thousands)

December 31,	2013	2012	2011

Assets
Cash and due from banks	$36,264	$54,020	$36,929

Available for sale securities	275,440	258,876	278,918

Held to maturity securities, fair value of $10,686 - 2013; $7,225 - 2012; $1,492 - 2011	11,142	7,125	1,429

Other investments	3,262	3,450	3,930

Federal Home Loan Bank Stock, at cost	3,834	2,380	2,581

Loans	375,349	431,083	432,407

Less: Allowance for loan losses	8,934	8,857	8,136

Loans, net	366,415	422,226	424,271

Bank premises and equipment, net of accumulated depreciation	25,308	26,222	28,035

Other real estate	9,630	7,008	6,153

Accrued interest receivable	2,607	2,895	2,698

Cash surrender value of life insurance	17,456	16,861	16,197

Prepaid FDIC assessments	251	1,705	2,096

Other assets	10,655	2,144	915

Total assets	$762,264	$804,912	$804,152

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition (continued)

(in thousands except share data)

December 31,	2013	2012	2011
Liabilities and Shareholders’ Equity
Liabilities:

Deposits:

Demand, non-interest bearing	$107,117	$102,609	$97,581

Savings and demand, interest bearing	217,005	232,401	205,319

Time, $100,000 or more	60,519	94,606	115,014

Other time deposits	43,917	46,103	50,525

Total deposits	428,558	475,719	468,439

Federal funds purchased and securities sold under agreements to repurchase	139,639	194,234	157,601

Borrowings from Federal Home Loan Bank	77,684	7,912	53,324

Employee and director benefit plans liabilities	12,725	12,162	11,311

Other liabilities	4,511	4,131	4,025

Total liabilities	663,117	694,158	694,700

Shareholders’ Equity:
Common stock, $1 par value, 15,000,000 shares authorized, 5,123,186 shares issued and outstanding at December 31, 2013 and 5,136,918 at December 31, 2012 and 2011	5,123	5,137	5,137

Surplus	65,780	65,780	65,780

Undivided profits	34,259	34,964	33,351

Accumulated other comprehensive income (loss), net of tax	(6,015)	4,873	5,184

Total shareholders’ equity	99,147	110,754	109,452

Total liabilities and shareholders’ equity	$762,264	$804,912	$804,152

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Operations

(in thousands except per share data)

Years Ended December 31,	2013	2012	2011

Interest income:

Interest and fees on loans	$18,927	$18,577	$17,923

Interest and dividends on securities:

U. S. Treasuries	590	463	236

U.S. Government agencies	3,114	3,777	5,320

Mortgage-backed securities	703	287	106

States and political subdivisions	1,524	1,493	1,418

Other investments	29	15	23

Interest on federal funds sold	69	16	7

Total interest income	24,956	24,628	25,033

Interest expense:

Deposits	1,098	1,500	2,354

Borrowings from Federal Home Loan Bank	191	232	186

Federal funds purchased and securities sold under agreements to repurchase	158	335	638

Total interest expense	1,447	2,067	3,178

Net interest income	23,509	22,561	21,855

Provision for allowance for loan losses	9,661	4,264	2,935

Net interest income after provision for allowance for loan losses	$13,848	$18,297	$18,920

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Operations (continued)

(in thousands except per share data)

Years Ended December 31,	2013		2012	2011
Non-interest income:

Trust department income and fees		$1,423	$1,458	$1,368

Service charges on deposit accounts		6,236	5,911	5,783

Gain on liquidation, sales and calls of securities		258	1,364	1,126

Loss on impairment of other investments			(360)

Income (loss) on other investments		42	(84)	97

Increase in cash surrender value of life insurance		501	573	501

Gain on death benefits from life insurance				470

Other income		607	667	515

Total non-interest income		9,067	9,529	9,860

Non-interest expense:

Salaries and employee benefits		11,568	11,992	14,084

Net occupancy		2,415	2,434	2,350

Equipment rentals, depreciation and maintenance		2,878	3,106	3,332

Other expense		8,793	7,745	9,015

Total non-interest expense		25,654	25,277	28,781

Income (loss) before income taxes		(2,739)	2,549	(1)

Income tax benefit		2,201	92	1,204

Net income (loss)		$(538)	$2,641	$1,203

Basic and diluted earnings (loss) per share		$(.10)	$.51	$.23

Dividends declared per share	$		$.20	$.19

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

Years Ended December 31,	2013	2012	2011

Net income (loss)	$(538)	$2,641	$1,203

Other comprehensive income (loss), net of tax:

Net unrealized gain (loss) on available for sale securities, net of tax of $5,153, $440 and $2,897 for the years ended December 31, 2013, 2012 and 2011, respectively	(10,002)	855	5,624

Reclassification adjustment for realized gains on available for sale securities called or sold in current year, net of tax of $88, $464 and $383 for the years ended December 31, 2013, 2012 and 2011, respectively	(170)	(900)	(743)

Gain (loss) from unfunded post-retirement benefit obligation, net of tax of $369, $137 and $1,638 for the years ended December 31, 2013, 2012 and 2011, respectively	(716)	(266)	3,180

Total other comprehensive income (loss)	(10,888)	(311)	8,061

Total comprehensive income (loss)	$(11,426)	$2,330	$9,264

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands except share and per share data)

	Number of Common Shares	Common Stock	Surplus	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Total

Balance, January 1, 2011	5,151,139	$5,151	$65,780	$33,302	$(2,877)	$101,356

Net income				1,203		1,203

Other comprehensive income, net of tax					8,061	8,061

Cash dividend ($.09 per share)				(462)		(462)

Dividend declared ($.10 per share)				(514)		(514)

Retirement of stock	(14,221)	(14)		(178)		(192)

Balance, December 31, 2011	5,136,918	5,137	65,780	33,351	5,184	109,452

Net income				2,641		2,641

Other comprehensive loss, net of tax					(311)	(311)

Cash dividend ($.20 per share)				(1,028)		(1,028)

Balance, December 31, 2012	5,136,918	5,137	65,780	34,964	4,873	110,754

Net loss				(538)		(538)

Other comprehensive loss, net of tax					(10,888)	(10,888)

Retirement of stock	(13,732)	(14)		(167)		(181)

Balance, December 31, 2013	5,123,186	$5,123	$65,780	$34,259	$(6,015)	$99,147

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

Years Ended December 31,	2013	2012	2011

Cash flows from operating activities:

Net income (loss)	$(538)	$2,641	$1,203

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,750	2,048	2,210
Provision for allowance for loan losses	9,661	4,264	2,935
Writedown of other real estate	670	153	711
Loss on sales of other real estate	63	21	180
Loss on impairment of other investments		360
(Income) loss on other investments	(42)	84	(97)
Accretion of held to maturity securities	(2)	(1)	(3)
Gain on liquidation, sales and calls of securities	(258)	(1,364)	(1,126)
Gain on death benefits from life insurance			(470)
Increase in cash surrender value of life insurance	(501)	(573)	(501)
Gain on sale of bank premises and equipment	(15)
Change in accrued interest receivable	288	(197)	594
Change in other assets	(467)	600	4,061
Change in other liabilities	(1,122)	(211)	96

Net cash provided by operating activities	$9,487	$7,825	$9,793

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(in thousands)

Years Ended December 31,	2013	2012	2011
Cash flows from investing activities:
Proceeds from maturities, liquidation, sales and calls of available for sale securities	$142,355	$358,404	$358,538
Purchases of available for sale securities	(174,074)	(337,067)	(341,857)
Proceeds from maturities of held to maturity securities	795	170	489
Purchases of held to maturity securities	(4,810)	(5,865)
Purchases of Federal Home Loan Bank Stock	(1,454)		(300)
Redemption of Federal Home Loan Bank Stock		201
Redemption of other investments	230	36	93
Proceeds from sales of other real estate	1,125	1,546	1,921
Loans, net change	41,613	(4,794)	(27,180)
Acquisition of premises and equipment	(840)	(235)	(489)
Proceeds from sales of banking premises and equipment	19
Proceeds from death benefits from life insurance			805
Insurance proceeds from casualty loss on other real estate	57
Investment in cash surrender value of life insurance	(94)	(91)	(79)

Net cash provided by (used in) investing activities	4,922	12,305	(8,059)

Cash flows from financing activities:
Demand and savings deposits, net change	(10,888)	32,110	991
Time deposits, net change	(36,273)	(24,830)	(16,691)
Cash dividends		(1,541)	(925)
Retirement of common stock	(181)		(193)
Borrowings from Federal Home Loan Bank	868,560	2,246,717	500,975
Repayments to Federal Home Loan Bank	(798,788)	(2,292,128)	(490,608)
Federal funds purchased and securities sold under agreements to repurchase, net change	(54,595)	36,633	17,499

Net cash provided by (used in) financing activities	(32,165)	(3,039)	11,048

Net increase (decrease) in cash and cash equivalents	(17,756)	17,091	12,782
Cash and cash equivalents, beginning of year	54,020	36,929	24,147

Cash and cash equivalents, end of year	$36,264	$54,020	$36,929

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

Basis of Accounting

The Company and its subsidiaries recognize assets and liabilities, and income and expense, on the accrual basis of accounting. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determination of the allowance for loan losses, the valuation of other real estate acquired in connection with foreclosure or in satisfaction of loans, assumptions relating to employee and director benefit plan liabilities and valuation allowances associated with the realization of deferred tax assets, which are based on future taxable income.

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

In January 2014, the FASB issued ASU No. 2014-1, Investments – Equity Method and Joint Ventures (Topic 323 ) – Accounting for Investments in Qualified Affordable Housing Projects, which permits an entity to make an accounting policy election to account for their investment in qualified affordable housing projects using the proportional amortization method if certain conditions are met. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. The adoption of this ASU is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In January 2014, the FASB issued ASU No. 2014-4, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40) – Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure, which clarifies when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014 and should be applied prospectively. The adoption of this ASU is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

Cash and Due from Banks

The Company is required to maintain average reserve balances in its vault or on deposit with the

Federal Reserve Bank. The average amount of these reserve requirements was approximately $407,000, $566,000 and $701,000 for the years ending December 31, 2013, 2012 and 2011, respectively.

Securities

The classification of securities is determined by Management at the time of purchase. Securities are classified as held to maturity when the Company has the positive intent and ability to hold the security until maturity. Securities held to maturity are stated at amortized cost. Securities not classified as held to maturity are classified as available for sale and are stated at fair value. Unrealized gains and losses, net of tax, on these securities are recorded in shareholders’ equity as accumulated other comprehensive income. The amortized cost of available for sale securities and held to maturity securities is adjusted for amortization of premiums and accretion of discounts to maturity, determined using the interest method. Such amortization and accretion is included in interest income on securities. A decline in the market value of any investment below cost that is deemed to be other-than-temporary is charged to earnings for the decline in value deemed to be credit related and a new cost basis in the security is established. The decline in value attributed to non-credit related factors is recognized in other comprehensive income. In estimating other-than-temporary losses, management considers the length of time and the extent to which the fair value has been less than cost, the financial condition and nature of the issuer, the cause of the decline, especially if related to a change in interest rates, and the intent and ability of the Company to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. The specific identification method is used to determine realized gains and losses on sales of securities, which are reported as gain (loss) on sales and calls of securities in non-interest income.

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

Loans

The loan portfolio consists of commercial and industrial and real estate loans within the Company’s trade area that we have the intent and ability to hold for the foreseeable future or until maturity. The loan policy establishes guidelines relating to pricing; repayment terms; collateral standards including loan to value limits, appraisal and environmental standards; lending authority; lending limits and documentation requirements.

Loans are stated at the amount of unpaid principal, reduced by unearned income and the allowance for loan losses. Interest on loans is recognized on a daily basis over the terms of each loan based on the unpaid principal balance. Loan origination fees are recognized as income when received. Revenue from these fees is not material to the financial statements.

The Company continuously monitors its relationships with its loan customers in concentrated industries such as gaming and hotel/motel, as well as the exposure for out of area, land development, construction and commercial real estate loans, and their direct and indirect impact on its operations. Loan delinquencies and deposit overdrafts are monitored on a weekly basis in order to identify developing problems as early as possible. On a monthly basis, a watch list of credits based on our loan grading system is prepared. Grades of A – F are applied to individual loans based on factors including repayment ability, financial condition of the borrower and payment performance. Loans with a grade of D – F, as well as some loans with a grade of C, are placed on the watch list of credits. The watch list is the primary tool for monitoring the credit quality of the loan portfolio. Once loans are determined to be past due, the loan officer and the special assets department work vigorously to return the loans to a current status.

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

Loans which become 90 days delinquent are reviewed relative to collectibility. Unless such loans are in the process of terms revision to bring them to a current status or foreclosure or in the process of collection, these loans are placed on nonaccrual and, if deemed uncollectible, are charged off against the allowance for loan losses. That portion of a loan which is deemed uncollectible will be charged off against the allowance as a partial charge off. All charge offs must be approved by Management and are reported to the Board of Directors.

Allowance for Loan Losses

The allowance for loan losses (“ALL”) is a valuation account available to absorb losses on loans. The ALL is established through provisions for loan losses charged against earnings. Loans deemed to be uncollectible are charged against the ALL, and subsequent recoveries, if any, are credited to the allowance.

The ALL is based on Management’s evaluation of the loan portfolio under current economic conditions and is an amount that Management believes will be adequate to absorb probable losses on loans existing at the reporting date. On a quarterly basis, the Company’s problem asset committee meets to review the watch list of credits, which is formulated from the loan grading system. Members of this committee include loan officers, collection officers, the special assets director, the chief lending officer, the chief credit officer, the chief financial officer and the chief executive officer. The evaluation includes Management’s assessment of several factors: review and evaluation of specific loans, changes in the nature and volume of the loan portfolio, current and anticipated economic conditions and the related impact on specific borrowers and industry groups, a study of loss experience, a review of classified, nonperforming and delinquent loans, the estimated value of any underlying collateral, an estimate of the possibility of loss based on the risk characteristics of the portfolio, adverse situations that may affect the borrower’s ability to repay and the results of regulatory examinations. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change.

The ALL consists of specific and general components. The specific component relates to loans that are classified as impaired. The general component of the allowance relates to loans that are not impaired. Changes to the components of the ALL are recorded as a component of the provision for the allowance for loan losses. Management must approve changes to the ALL and must report its actions to the Board of Directors. The Company believes that its allowance for loan losses is appropriate at December 31, 2013.

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

Other Real Estate

Other real estate (“ORE”) includes real estate acquired through foreclosure. Each other real estate property is carried at fair value, less estimated costs to sell. Fair value is principally based on appraisals performed by third-party valuation specialists. Any excess of the carrying value of the related loan over the fair value of the real estate at the date of foreclosure is charged against the ALL. Any expense incurred in connection with holding such real estate or resulting from any writedowns in value subsequent to foreclosure is included in non-interest expense. When the other real estate property is sold, a gain or loss is recognized on the sale for the difference, if any, between the sales proceeds and the carrying amount of the property. If the fair value of the ORE, less estimated costs to sell at the time of foreclosure, decreases during the holding period, the ORE is written down with a charge to non-interest expense. Generally, ORE properties are actively marketed for sale and Management is continuously monitoring these properties in order to minimize any losses.

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

Earnings Per Share

Basic and diluted earnings per share are computed on the basis of the weighted average number of common shares outstanding, 5,128,889 in 2013 and 5,136,918, in 2012 and 2011.

Accumulated Other Comprehensive Income

At December 31, 2013, 2012 and 2011, accumulated other comprehensive income (loss) consisted of net unrealized gains (losses) on available for sale securities and over (under) funded liabilities related to the Company’s post-retirement benefit plan.

Statements of Cash Flows

The Company has defined cash and cash equivalents to include cash and due from banks and federal funds sold. The Company paid $1,470,945, $2,082,914 and $3,222,385 in 2013, 2012 and 2011, respectively, for interest on deposits and borrowings. Income tax payments totaled $810,000, $835,000 and $755,000 in 2013, 2012 and 2011, respectively. Loans transferred to other real estate amounted to $4,536,710, $2,575,520 and $3,221,510 in 2013, 2012 and 2011, respectively. Dividends payable of $513,692 and $462,323 as of December 31, 2011 and 2010 were paid during the years ended December 31, 2012 and 2011, respectively.

Fair Value Measurement

The Company reports certain assets and liabilities at their estimated fair value. These assets and liabilities are classified and disclosed in one of three categories based on the inputs used to develop the measurements. The categories establish a hierarchy for ranking the quality and reliability of the information used to determine fair value.

NOTE B – SECURITIES:

The amortized cost and fair value of securities at December 31, 2013, 2012 and 2011, respectively, are as follows (in thousands):

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available for sale securities:

Debt securities:

U.S. Treasuries	$44,636	$54	$(1,042)	$43,648

U.S. Government agencies	155,772	734	(10,701)	145,805

Mortgage-backed securities	51,454	141	(1,269)	50,326

States and political subdivisions	33,764	1,248	(1)	35,011

Total debt securities	285,626	2,177	(13,013)	274,790

Equity securities	650			650

Total available for sale securities	$286,276	$2,177	$(13,013)	$275,440

Held to maturity securities:

States and political subdivisions	$11,142	$13	$(469)	$10,686

Total held to maturity securities	$11,142	$13	$(469)	$10,686

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available for sale securities:

Debt securities:

U.S. Treasuries	$53,661	$490	$(55)	$54,096

U.S. Government agencies	147,652	1,810	(364)	149,098

Mortgage-backed securities	16,903	538		17,441

States and political subdivisions	35,433	2,158		37,591

Total debt securities	253,649	4,996	(419)	258,226

Equity securities	650			650

Total available for sale securities	$254,299	$4,996	$(419)	$258,876

Held to maturity securities:

States and political subdivisions	$7,125	$112	$(12)	$7,225

Total held to maturity securities	$7,125	$112	$(12)	$7,225

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value

Available for sale securities:

Debt securities:

U.S. Treasuries	$53,995	$33		$(18)	$54,010

U.S. Government agencies	176,986	2,220		(26)	179,180

Mortgage-backed securities	4,727	274			5,001

States and political subdivisions	37,914	2,163			40,077

Total debt securities	273,622	4,690		(44)	278,268

Equity securities	650				650

Total available for sale securities	$274,272	$4,690		$(44)	$278,918

Held to maturity securities:

States and political subdivisions	$1,429	$63	$		$1,492

Total held to maturity securities	$1,429	$63	$		$1,492

The amortized cost and fair value of debt securities at December 31, 2013, (in thousands) by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value

Available for sale securities:
Due in one year or less	$16,442	$16,527
Due after one year through five years	49,769	50,052
Due after five years through ten years	80,136	78,561
Due after ten years	87,825	79,324
Mortgage-backed securities	51,454	50,326

Totals	$285,626	$274,790

Held to maturity securities:
Due in one year or less	$664	$671
Due after one year through five years	1,323	1,320
Due after five years through ten years	6,286	6,125
Due after ten years	2,869	2,570

Totals	$11,142	$10,686

Available for sale and held to maturity securities with gross unrealized losses at December 31, 2013, 2012 and 2011, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows (in thousands):

	Less Than Twelve Months		Over Twelve Months				Total

December 31, 2013:	Fair Value	Gross Unrealized Losses	Fair Value		Gross Unrealized Losses		Fair Value	Gross Unrealized Losses

U.S. Treasuries	$29,708	$1,042	$		$		$29,708	$1,042

U.S. Government agencies	113,446	10,322		4,621		379	118,067	10,701

Mortgage-backed securities	44,269	1,269					44,269	1,269

States and political subdivisions	7,690	470					7,690	470

TOTAL	$195,113	$13,103		$4,621		$379	$199,734	$13,482

December 31, 2012:
U.S. Treasuries	$9,887	$55	$		$		$9,887	$55

U.S. Government agencies	30,335	364					30,335	364

States and political subdivisions	1,451	12					1,451	12

TOTAL	$41,673	$431	$		$		$41,673	$431

December 31, 2011:
U.S. Treasuries	$16,976	$18	$		$		$16,976	$18

U.S. Government agencies	15,075	26					15,075	26

TOTAL	$32,051	$44	$		$		$32,051	$44

At December 31, 2013, 7 of the 11 securities issued by the U.S. Treasury, 25 of the 31 securities issued by U.S. Government agencies, 11 of the 13 mortgage-backed securities and 28 of the 143 securities issued by states and political subdivisions contained unrealized losses.

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

Proceeds from sales of available for sale debt securities were $26,075,225, $77,605,104 and $60,714,150 during 2013, 2012 and 2011, respectively. Available for sale debt securities were sold and called for realized gains of $257,997, $1,363,802 and $1,126,055 during 2013, 2012 and 2011, respectively. The Company recorded a loss from the impairment of its other investments of $360,000 in 2012.

Securities with a fair value of $262,830,011, $241,879,775 and $278,540,119 at December 31, 2013, 2012 and 2011, respectively, were pledged to secure public deposits, federal funds purchased and other balances required by law.

NOTE C - LOANS:

The composition of the loan portfolio at December 31, 2013, 2012 and 2011 is as follows (in thousands):

December 31,	2013	2012	2011

Gaming	$29,570	$60,187	$57,219

Residential and land development	19,403	27,338	29,026

Real estate, construction	44,987	52,586	61,042

Real estate, mortgage	237,158	246,420	238,411

Commercial and industrial	35,007	35,004	33,950

Other	9,224	9,548	12,759

Total	$375,349	$431,083	$432,407

In the ordinary course of business, the Company’s bank subsidiary extends loans to certain officers and directors and their personal business interests at, in the opinion of Management, the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans of similar credit risk with persons not related to the Company or its subsidiaries. These loans do not involve more than normal risk of collectibility and do not include other unfavorable features. An analysis of the activity with respect to such loans to related parties is as follows (in thousands):

Years Ended December 31,	2013	2012	2011

Balance, January 1	$6,310	$5,681	$5,552
January 1 balance, loans of officers and directors appointed during the year			123
New loans and advances	1,647	3,755	2,426
Repayments	(1,196)	(3,126)	(2,420)

Balance, December 31	$6,761	$6,310	$5,681

As part of its evaluation of the quality of the loan portfolio, Management monitors the Company’s credit concentrations on a monthly basis. Total outstanding concentrations were as follows (in thousands):

December 31,	2013	2012	2011

Gaming	$29,570	$60,187	$57,219
Hotel/motel	49,842	52,776	46,956
Out of area	24,945	25,413	26,171

The age analysis of the loan portfolio, segregated by class of loans, as of December 31, 2013, 2012 and 2011 is as follows (in thousands):

											Loans Past Due Greater Than 90 Days and

	Number of Days Past Due

					Greater		Total			Total
	30 - 59		60 - 89		Than 90		Past Due		Current	Loans	Still Accruing

December 31, 2013:
Gaming	$		$		$		$		$29,570	$29,570	$
Residential and land development		51				13,572		13,623	5,780	19,403
Real estate, construction		3,846				9,452		13,298	31,689	44,987		146
Real estate, mortgage		6,910		2,684		5,134		14,728	222,430	237,158		505
Commercial and industrial		1,192						1,192	33,815	35,007
Other		227		5				232	8,992	9,224

Total		$12,226		$2,689		$28,158		$43,073	$332,276	$375,349		$651

December 31, 2012:
Gaming	$			$1,721	$			$1,721	$58,466	$60,187	$
Residential and land development						5,765		5,765	21,573	27,338
Real estate, construction		3,989		878		6,151		11,018	41,568	52,586		572
Real estate, mortgage		12,012		2,702		7,605		22,319	224,101	246,420		872
Commercial and industrial		1,804		79		107		1,990	33,014	35,004
Other		127		26		1		154	9,394	9,548		1

Total		$17,932		$5,406		$19,629		$42,967	$388,116	$431,083		$1,445

December 31, 2011:
Gaming	$		$		$		$		$57,219	$57,219	$
Residential and land development						24,161		24,161	4,865	29,026
Real estate, construction		2,084		1,395		6,364		9,843	51,199	61,042		376
Real estate, mortgage		13,569		2,341		12,963		28,873	209,538	238,411		1,314
Commercial and industrial		1,536		166		388		2,090	31,860	33,950		142
Other		184		23		131		338	12,421	12,759

Total		$17,373		$3,925		$44,007		$65,305	$367,102	$432,407		$1,832

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

An analysis of the loan portfolio by loan grade, segregated by class of loans, as of December 31, 2013, 2012 and 2011 is as follows (in thousands):

	Loans With A Grade Of:

	A or B	C		D		E	F	Total

December 31, 2013:
Gaming	$23,975		$2,500	$		$3,095	$	$29,570

Residential and land development	4,236		1,544		51	13,572		19,403

Real estate, construction	38,808		781		2,220	3,178		44,987

Real estate, mortgage	204,569		4,495		17,852	10,242		237,158

Commercial and industrial	31,902		682		2,402	21		35,007

Other	9,131		24		50	19		9,224

Total	$312,621		$10,026		$22,575	$30,127	$	$375,349

December 31, 2012:
Gaming	$27,530		$12,300		$4,108	$16,249	$	$60,187

Residential and land development	4,630		1,544		81	21,083		27,338

Real estate, construction	43,318		1,001		2,701	5,566		52,586

Real estate, mortgage	209,479		3,093		21,167	12,681		246,420

Commercial and industrial	32,036		442		2,312	214		35,004

Other	9,449		27		72			9,548

Total	$326,442		$18,407		$30,441	$55,793	$	$431,083

December 31, 2011:
Gaming	$41,817	$		$		$15,402	$	$57,219

Residential and land development	4,865				51	24,110		29,026

Real estate, construction	50,798		357		3,695	6,192		61,042

Real estate, mortgage	197,509		2,862		25,870	12,170		238,411

Commercial and industrial	23,972		6,551		3,077	350		33,950

Other	12,268		40		384	67		12,759

Total	$331,229		$9,810		$33,077	$58,291	$	$432,407

A loan may be impaired but not on nonaccrual status when the loan is well secured and in the process of collection. Total loans on nonaccrual as of December 31, 2013, 2012 and 2011 are as follows (in thousands):

December 31,	2013	2012	2011

Gaming	$1,223	$16,249	$15,402

Residential and land development	13,572	21,083	24,110

Real estate, construction	2,588	5,171	6,042

Real estate, mortgage	8,788	11,174	11,662

Commercial and industrial		214	246

Other			131

Total	$26,171	$53,891	$57,593

The Company has modified certain loans by granting interest rate concessions to these customers. These loans are in compliance with their modified terms, are currently accruing and the Company has classified them as troubled debt restructurings. Troubled debt restructurings as of December 31, 2013, 2012 and 2011, were as follows (in thousands except for number of contracts):

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Related Allowance

December 31, 2013:
Real estate, construction	2	$891	$891	$270
Real estate, mortgage	6	10,012	10,012	994
Commercial and industrial	1	678	678

Total	9	$11,581	$11,581	$1,264

December 31, 2012:
Real estate, construction	3	$1,095	$1,095	$340
Real estate, mortgage	3	9,054	9,054	957
Commercial and industrial	1	702	702

Total	7	$10,851	$10,851	$1,297

December 31, 2011:
Real estate, construction	3	$1,075	$1,075	$112
Real estate, mortgage	5	9,916	9,916	809
Commercial and industrial	1	706	706

Total	9	$11,697	$11,697	$921

During 2013, the Company classified four additional loans as troubled debt restructurings. The loans are included in the real estate-mortgage segment and had a total balance of $1,652,903 when they were modified. During 2013, two loans which had been classified as troubled debt restructurings at December 31, 2012 became in default of their modified terms and were placed on nonaccrual. These loans included one loan that was included in the real estate – construction segment with a balance of $182,164 and one loan that was included in the real estate – mortgage segment with a balance of $527,677 as of December 31, 2012.

Impaired loans, which include loans classified as nonaccrual and troubled debt restructurings, segregated by class of loans, as of December 31, 2013, 2012 and 2011 were as follows (in thousands):

	Unpaid Principal Balance	Recorded Investment	Related Allowance		Average Recorded Investment	Interest Income Recognized

December 31, 2013:
With no related allowance recorded:
Residential and land development	$4,425	$4,425	$		$4,465	$
Real estate, construction	2,294	2,294			2,054		26
Real estate, mortgage	9,722	9,123			9,097		26
Commercial and industrial	678	678			689		24

Total	17,119	16,520			16,305		76

With a related allowance recorded:
Gaming	1,698	1,223		626	1,316
Residential and land development	17,576	9,147		471	15,909
Real estate, construction	1,185	1,185		337	1,239		23
Real estate, mortgage	9,677	9,677		1,110	8,801		306

Total	30,136	21,232		2,544	27,265		329

Total by class of loans:
Gaming	1,698	1,223		626	1,316
Residential and land development	22,001	13,572		471	20,374
Real estate, construction	3,479	3,479		337	3,293		49
Real estate, mortgage	19,399	18,800		1,110	17,898		332
Commercial and industrial	678	678			689		24

Total	$47,255	$37,752		$2,544	$43,570		$405

	Unpaid Principal Balance	Recorded Investment	Related Allowance		Average Recorded Investment	Interest Income Recognized

December 31, 2012:
With no related allowance recorded:
Gaming	$14,528	$14,528	$		$14,869	$
Residential and land development	21,837	20,733			21,288
Real estate, construction	4,635	4,580			3,833
Real estate, mortgage	9,971	9,935			9,821
Commercial and industrial	892	892			791		23

Total	51,863	50,668			50,602		23

With a related allowance recorded:
Gaming	1,721	1,721		1,100
Residential and land development	350	350		70	350
Real estate, construction	1,694	1,686		663	1,314		8
Real estate, mortgage	10,893	10,293		1,229	10,199		319
Commercial and industrial	24	24		12

Total	14,682	14,074		3,074	11,863		327

Total by class of loans:
Gaming	16,249	16,249		1,100	14,869
Residential and land development	22,187	21,083		70	21,638
Real estate, construction	6,329	6,266		663	5,147		8
Real estate, mortgage	20,864	20,228		1,229	20,020		319
Commercial and industrial	916	916		12	791		23

Total	$66,545	$64,742		$3,074	$62,465		$350

	Unpaid Principal Balance	Recorded Investment	Related Allowance		Average Recorded Investment	Interest Income Recognized

December 31, 2011:
With no related allowance recorded:
Gaming	$15,402	$15,402	$		$12,488	$
Residential and land development	24,941	21,746			7,382
Real estate, construction	4,743	4,711			297
Real estate, mortgage	9,965	9,957			1,111
Commercial and industrial	864	864			413		13
Other	5	5

Total	55,920	52,685			21,691		13

With a related allowance recorded:
Residential and land development	2,364	2,364		900
Real estate, construction	2,406	2,406		720	185		11
Real estate, mortgage	12,552	11,621		1,314	5,971		187
Commercial and industrial	88	88		77
Other	126	126		17	31

Total	17,536	16,605		3,028	6,187		198

Total by class of loans:
Gaming	15,402	15,402			12,488
Residential and land development	27,305	24,110		900	7,382
Real estate, construction	7,149	7,117		720	482		11
Real estate, mortgage	22,517	21,578		1,314	7,082		187
Commercial and industrial	952	952		77	413		13
Other	131	131		17	31

Total	$73,456	$69,290		$3,028	$27,878		$211

Transactions in the allowance for loan losses for the years ended December 31, 2013, 2012 and 2011, and the balances of loans, individually and collectively evaluated for impairment, as of December 31, 2013, 2012 and 2011 are as follows (in thousands):

	Gaming	Residential and Land Development		Real Estate, Construction	Real Estate, Mortgage	Commercial and Industrial	Other	Total

December 31, 2013:
Allowance for Loan Losses:
Beginning Balance	$1,541		$200	$967	$5,273	$593	$283	$8,857
Charge-offs	(474)		(7,325)	(1,013)	(1,048)	(24)	(238)	(10,122)
Recoveries	110		67	97	150	26	88	538
Provision	(200)		7,834	644	1,178	37	168	9,661

Ending Balance	$977		$776	$695	$5,553	$632	$301	$8,934

Allowance for Loan Losses:
Ending balance: individually evaluated for impairment	$626		$471	$615	$1,698	$342	$33	$3,785

Ending balance: collectively evaluated for impairment	$351		$305	$80	$3,855	$290	$268	$5,149

Total Loans:
Ending balance: individually evaluated for impairment	$3,095		$13,624	$5,399	$28,094	$2,423	$69	$52,704

Ending balance: collectively evaluated for impairment	$26,475		$5,779	$39,588	$209,064	$32,584	$9,155	$322,645

December 31, 2012:
Allowance for Loan Losses:
Beginning Balance	$457		$1,081	$937	$4,800	$557	$304	$8,136
Charge-offs	(275)		(1,103)	(474)	(1,348)	(203)	(273)	(3,676)
Recoveries					7	41	85	133
Provision	1,359		222	504	1,814	198	167	4,264

Ending Balance	$1,541		$200	$967	$5,273	$593	$283	$8,857

Allowance for Loan Losses:
Ending balance: individually evaluated for impairment	$1,100	$		$922	$1,758	$300	$35	$4,115

Ending balance: collectively evaluated for impairment	$441		$200	$45	$3,515	$293	$248	$4,742

Total Loans:
Ending balance: individually evaluated for impairment	$20,357		$21,165	$8,267	$33,848	$2,525	$72	$86,234

Ending balance: collectively evaluated for impairment	$39,830		$6,173	$44,319	$212,572	$32,479	$9,476	$344,849

	Gaming		Residential and Land Development	Real Estate, Construction	Real Estate, Mortgage	Commercial and Industrial	Other	Total

December 31, 2011:
Allowance for Loan Losses:
Beginning Balance		$465	$1,070	$1,020	$3,413	$480	$202	$6,650
Charge-offs				(276)	(1,126)	(95)	(175)	(1,672)
Recoveries		35		32	48	24	84	223
Provision		(43)	11	161	2,465	148	193	2,935

Ending Balance		$457	$1,081	$937	$4,800	$557	$304	$8,136

Allowance for Loan Losses:
Ending balance: individually evaluated for impairment	$		$900	$853	$1,953	$349	$57	$4,112

Ending balance: collectively evaluated for impairment		$457	$181	$84	$2,847	$208	$247	$4,024

Total Loans:
Ending balance: individually evaluated for impairment		$15,677	$24,110	$9,660	$37,988	$9,493	$3,013	$99,941

Ending balance: collectively evaluated for impairment		$41,542	$4,916	$51,382	$200,423	$24,457	$9,746	$332,466

NOTE D - BANK PREMISES AND EQUIPMENT:

Bank premises and equipment are shown as follows (in thousands):

December 31,	Estimated Useful Lives	2013	2012	2011

Land		$5,982	$5,985	$5,985
Building	5 - 40 years	30,540	30,504	30,494
Furniture, fixtures and equipment	3 -10 years	15,272	14,487	14,377

Totals, at cost		51,794	50,976	50,856
Less: Accumulated depreciation		26,486	24,754	22,821

Totals		$25,308	$26,222	$28,035

NOTE E – OTHER REAL ESTATE:

The Company’s other real estate consisted of the following as of December 31, 2013, 2012 and 2011, respectively (in thousands):

December 31,	2013		2012		2011
	Number of Properties	Balance	Number of Properties	Balance	Number of Properties	Balance

Construction, land development and other land	18	$4,887	11	$2,834	8	$1,544
1 - 4 family residential properties	6	180	6	576	8	821
Nonfarm nonresidential	17	4,563	14	3,573	16	3,788
Other			1	25

Total	41	$9,630	32	$7,008	32	$6,153

NOTE F- DEPOSITS:

At December 31, 2013, the scheduled maturities of time deposits are as follows (in thousands):

2014	$ 78,579
2015	10,183
2016	2,428
2017	7,948
2018	5,298

Total	$104,436

Time deposits of $100,000 or more at December 31, 2013 included brokered deposits of $5,000,000, which mature in 2017.

Deposits held for related parties amounted to $7,511,446, $8,720,550 and $7,499,805 at December 31, 2013, 2012 and 2011, respectively.

Overdrafts totaling $764,262, $1,435,922 and $679,220 were reclassified as loans at December 31, 2013, 2012 and 2011, respectively.

NOTE G – FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE:

At December 31, 2013, the Company had facilities in place to purchase federal funds up to $44,000,000 under established credit arrangements. At December 31, 2013, 2012 and 2011, federal funds purchased and securities sold under agreements to repurchase included only funds invested by customers in a non-deposit product of the bank subsidiary. These accounts are non-insured, non-deposit accounts which allow customers to earn interest on their account with no restrictions as to the number of transactions. They are set up as sweep accounts with no check-writing capabilities and require the customer to have at least one operating deposit account.

NOTE H- BORROWINGS:

At December 31, 2013, the Company was able to borrow up to $32,863,511 from the Federal Reserve Bank Discount Window Primary Credit Program. The borrowing limit is based on the amount of collateral pledged, with certain loans from the Bank’s portfolio serving as collateral. Borrowings bear interest at 25 basis points over the current fed funds rate and have a maturity of one day. There was no outstanding balance at December 31, 2013.

At December 31, 2013, the Company had $77,683,716 outstanding in advances under a $85,036,571 line of credit with the FHLB. One advance in the amount of $5,000,000 bears interest at a variable rate of 43.2 basis points above the 1 month LIBOR rate, which was .599% at December 31, 2013, and matures in 2017. Additional advances in the amounts of $40,000,000, $10,000,000 and $20,000,000 bear interest at .20%, .20% and .16%, respectively, and mature in 2014. The remaining balance consists of smaller advances bearing interest from 3.04% to 7.00% with maturity dates from 2015 – 2042. The advances are collateralized by a blanket floating lien on a substantial portion of the Company’s real estate loans.

NOTE I - INCOME TAXES:

Deferred taxes (or deferred charges) as of December 31, 2013, 2012 and 2011, included in other assets or other liabilities, were as follows (in thousands):

December 31,	2013	2012	2011

Deferred tax assets:
Allowance for loan losses	$3,037	$3,011	$2,777
Employee benefit plans’ liabilities	4,326	4,135	3,846
Unrealized loss on available for sale securities, charged from equity	3,684
Earned retiree health benefits plan liability	1,638	1,673	1,673
Other	1,218	1,170	781

Deferred tax assets	13,903	9,989	9,077

Deferred tax liabilities:
Unrealized gain on available for sale securities, charged to equity		1,556	1,580
Unearned retiree health benefits plan asset	579	948	1,086
Bank premises and equipment	5,075	5,366	5,720
Other	129	92	343

Deferred tax liabilities	5,783	7,962	8,729

Net deferred taxes	$8,120	$2,027	$348

Income taxes consist of the following components (in thousands):

Years Ended December 31,	2013	2012	2011

Current	$(1,717)	$1,425	$721
Deferred	(484)	(1,517)	(1,925)

Totals	$(2,201)	$(92)	$(1,204)

Income taxes amounted to less than the amounts computed by applying the U.S. Federal income tax rate of 34.0% for 2013, 2012 and 2011 to income (loss) before income taxes. The reasons for these differences are shown below (in thousands):

	2013		2012		2011

	Tax	Rate	Tax	Rate	Tax	Rate

Taxes computed at statutory rate	$(931)	(34)	$867	34	$(1)	34
Increase (decrease) resulting from:
Tax-exempt interest income	(539)	(20)	(532)	(21)	(557)
Income from BOLI	(170)	(6)	(195)	(8)	(170)
Federal tax credits	(298)	(11)	(372)	(15)	(366)
Death benefits on life insurance					(159)
Other	(263)	(9)	140	6	49

Total income tax benefit	$(2,201)	(80)	$(92)	(4)	$(1,204)

The Company has reviewed its income tax positions and specifically considered the recognition and measurement requirements of the benefits recorded in its financial statements for tax positions taken or expected to be taken in its tax returns. Based on its evaluation of these tax positions for its open tax years, the Company believes that it is more likely than not it will realize the net deferred tax asset and it has not recorded any tax liability for uncertain tax positions as of December 31, 2013, 2012 and 2011.

NOTE J - SHAREHOLDERS’ EQUITY:

Shareholders’ equity of the Company includes the undistributed earnings of the bank subsidiary. Dividends to the Company’s shareholders can generally be paid only from dividends paid to the Company by its bank subsidiary. Consequently, dividends are dependent upon the earnings, capital needs, regulatory policies and statutory limitations affecting the bank subsidiary. Dividends paid by the bank subsidiary are subject to the written approval of the Commissioner of Banking and Consumer Finance of the State of Mississippi and the Federal Deposit Insurance Corporation (the “FDIC”). At December 31, 2013, $25,428,742 of undistributed earnings of the bank subsidiary included in consolidated surplus and retained earnings was available for future distribution to the Company as dividends. Dividends paid by the Company are subject to the written approval of the Federal Reserve Bank (“FRB”).

On February 25, 2009, the Board approved the repurchase of up to 3% of the outstanding shares of the Company’s common stock. As a result of this repurchase plan, 47,756 shares have been repurchased and retired through December 31, 2013.

The bank subsidiary is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on the bank subsidiary’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the bank subsidiary must meet specific capital guidelines that involve quantitative measures of the bank subsidiary’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The bank subsidiary’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the bank subsidiary to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets, and Tier 1 capital to average assets.

As of December 31, 2013, the most recent notification from the FDIC categorized the bank subsidiary as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the bank subsidiary must have a Total risk-based capital ratio of 10.00% or greater, a Tier 1 risk-based capital ratio of 6.00% or greater and a Leverage capital ratio of 5.00% or greater. There are no conditions or events since that notification that Management believes have changed the bank subsidiary’s category.

The Company’s actual capital amounts and ratios and required minimum capital amounts and ratios for 2013, 2012 and 2011, are as follows (in thousands):

	Actual		For Capital Adequacy Purposes

	Amount	Ratio	Amount	Ratio

December 31, 2013:
Total Capital (to Risk Weighted Assets)	$111,141	22.79%	$39,022	8.00%
Tier 1 Capital (to Risk Weighted Assets)	105,009	21.54%	19,511	4.00%
Tier 1 Capital (to Average Assets)	105,009	13.48%	31,170	4.00%

December 31, 2012:
Total Capital (to Risk Weighted Assets)	$112,342	21.29%	$42,216	8.00%
Tier 1 Capital (to Risk Weighted Assets)	105,728	20.04%	21,108	4.00%
Tier 1 Capital (to Average Assets)	105,728	13.07%	32,361	4.00%

December 31, 2011:
Total Capital (to Risk Weighted Assets)	$110,762	20.86%	$42,475	8.00%
Tier 1 Capital (to Risk Weighted Assets)	104,116	19.61%	21,238	4.00%
Tier 1 Capital (to Average Assets)	104,116	12.84%	32,436	4.00%

The bank subsidiary’s actual capital amounts and ratios and required minimum capital amounts and ratios and capital amounts and ratios to be well capitalized for 2013, 2012 and 2011, are as follows (in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2013:
Total Capital (to Risk Weighted Assets)	$106,870	21.94%	$ 38,968	8.00%	$ 48,711	10.00%
Tier 1 Capital (to Risk Weighted Assets)	100,746	20.69%	19,484	4.00%	29,227	6.00%
Tier 1 Capital (to Average Assets)	100,746	13.02%	30,958	4.00%	38,697	5.00%

December 31, 2012:
Total Capital (to Risk Weighted Assets)	$107,885	20.47%	$ 42,148	8.00%	$ 52,685	10.00%
Tier 1 Capital (to Risk Weighted Assets)	101,241	19.22%	21,074	4.00%	31,611	6.00%
Tier 1 Capital (to Average Assets)	101,241	12.62%	32,086	4.00%	40,108	5.00%

December 31, 2011:
Total Capital (to Risk Weighted Assets)	$108,149	20.40%	$ 42,413	8.00%	$ 53,014	10.00%
Tier 1 Capital (to Risk Weighted Assets)	101,503	19.15%	21,207	4.00%	31,809	6.00%
Tier 1 Capital (to Average Assets)	101,503	12.56%	32,332	4.00%	40,407	5.00%

NOTE K - OTHER INCOME AND EXPENSES:

Other income consisted of the following (in thousands):

Years Ended December 31,	2013	2012	2011

Other service charges, commissions and fees	$74	$83	$78
Rentals	433	442	392
Other	100	142	45

Totals	$607	$667	$515

Other expenses consisted of the following (in thousands):

Years Ended December 31,	2013	2012	2011

Advertising	$596	$489	$506
Data processing	1,254	1,434	858
FDIC and state banking assessments	870	503	1,688
Legal and accounting	535	511	600
Other real estate	963	648	1,350
ATM expense	2,367	2,033	1,973
Trust expense	332	314	331
Other	1,876	1,813	1,709

Totals	$8,793	$7,745	$9,015

NOTE L - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK:

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

At December 31, 2013, 2012 and 2011, the Company had outstanding irrevocable letters of credit aggregating $3,059,011, $3,599,011 and $3,094,258, respectively. At December 31, 2013, 2012 and 2011, the Company had outstanding unused loan commitments aggregating $68,171,024,

$80,741,699 and $76,421,050, respectively. Approximately $38,324,000, $46,956,000 and $42,051,000 of outstanding commitments were at fixed rates and the remainder was at variable rates at December 31, 2013, 2012 and 2011, respectively.

NOTE M - CONTINGENCIES:

The Bank is involved in various legal matters and claims which are being defended and handled in the ordinary course of business. None of these matters is expected, in the opinion of Management, to have a material adverse effect upon the financial position or results of operations of the Company.

NOTE N - CONDENSED PARENT COMPANY ONLY FINANCIAL INFORMATION:

Peoples Financial Corporation began its operations September 30, 1985, when it acquired all the outstanding stock of The Peoples Bank, Biloxi, Mississippi. A condensed summary of its financial information is shown below.

CONDENSED BALANCE SHEETS (IN THOUSANDS):

December 31,	2013	2012	2011

Assets
Investments in subsidiaries, at underlying equity:
Bank subsidiary	$94,883	$106,266	$104,731
Nonbank subsidiary	1	1	1

Cash in bank subsidiary	487	360	808

Other assets	3,937	4,288	4,588

Total assets	$99,308	$110,915	$110,128

Liabilities and Shareholders’ Equity:
Other liabilities	$161	$161	$676

Total liabilities	161	161	676

Shareholders’ equity	99,147	110,754	109,452

Total liabilities and shareholders’ equity	$99,308	$110,915	$110,128

CONDENSED STATEMENTS OF OPERATIONS (IN THOUSANDS):

Years Ended December 31,	2013		2012	2011

Income
Earnings of unconsolidated bank subsidiary:
Distributed earnings	$		$1,150	$898
Undistributed earnings (loss)		(494)	1,845	285
Loss on impairment of other investments			(360)
Other income		57	(71)	110

Total income (loss)		(437)	2,564	1,293

Expenses
Other		122	105	95

Total expenses		122	105	95

Income (loss) before income taxes		(559)	2,459	1,198

Income tax benefit		(21)	(182)	(5)

Net income (loss)		$(538)	$2,641	$1,203

CONDENSED STATEMENTS OF CASH FLOWS (IN THOUSANDS):

Years Ended December 31,	2013	2012	2011

Cash flows from operating activities:
Net income (loss)	$(538)	$2,641	$1,203
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Income) loss on other investments	(42)	84	(97)
Loss on impairment of other investments		360
Undistributed (income) loss of unconsolidated subsidiaries	494	(1,845)	(285)
Other assets	164	(182)	54
Other liabilities		(1)

Net cash provided by operating activities	78	1,057	875

Cash flows from investing activities:
Redemption of equity securities	230	36	93

Net cash provided by investing activities	230	36	93

Cash flows from financing activities:
Retirement of stock	(181)		(193)
Dividends paid		(1,541)	(924)

Net cash used in financing activities	(181)	(1,541)	(1,117)

Net increase (decrease) in cash	127	(448)	(149)
Cash, beginning of year	360	808	957

Cash, end of year	$487	$360	$808

The Company paid income taxes of $810,000, $835,000 and $755,000 in 2013, 2012 and 2011, respectively. No interest was paid during the three years ended December 31, 2013.

NOTE O - EMPLOYEE AND DIRECTOR BENEFIT PLANS:

The Company sponsors the Peoples Financial Corporation Employee Stock Ownership Plan (“ESOP”). Employees who are in a position requiring at least 1,000 hours of service during a plan year and who are 21 years of age are eligible to participate in the ESOP. The Plan included 401(k) provisions and the former Gulf National Bank Profit Sharing Plan. Effective January 1, 2001, the ESOP was amended to separate the 401(k) funds into the Peoples Financial Corporation 401(k) Profit Sharing Plan. The separation had no impact on the eligibility or benefits provided to participants of either plan. The 401(k) provides for a matching contribution of 75% of the amounts contributed by the employee (up to 6% of compensation). Contributions are determined by the

Board of Directors and may be paid either in cash or Peoples Financial Corporation capital stock. Total contributions to the plans charged to operating expense were $220,000, $330,000 and $270,000 in 2013, 2012 and 2011, respectively.

Compensation expense of $7,594,790, $7,691,059 and $8,426,829 was the basis for determining the ESOP contribution allocation to participants for 2013, 2012 and 2011, respectively. The ESOP held 359,030, 383,141 and 429,158 allocated shares at December 31, 2013, 2012 and 2011, respectively.

The Company established an Executive Supplemental Income Plan and a Directors’ Deferred Income Plan, which provide for pre-retirement and post-retirement benefits to certain key executives and directors. Benefits under the Executive Supplemental Income Plan are based upon the position and salary of the officer at retirement or death. Normal retirement benefits under the plan are equal to 67% of salary for the president and chief executive officer, 58% of salary for the executive vice president and 50% of salary for all other executive officers and are payable monthly over a period of fifteen years. Under the Directors’ Deferred Income Plan, the directors are given an opportunity to defer receipt of their annual directors’ fees until age sixty-five. For those who choose to participate, benefits are payable monthly for ten years beginning the first day of the month following the director’s normal retirement date. The normal retirement date is the later of the normal retirement age (65) or separation of service. Interest on deferred fees accrues at an annual rate of ten percent, compounded annually. The Company has acquired insurance policies, with the bank subsidiary as owner and beneficiary, which it may use as a source to pay potential benefits to the plan participants. These contracts are carried at their cash surrender value, which amounted to $15,824,497, $15,363,241 and $14,833,939 at December 31, 2013, 2012 and 2011, respectively. The present value of accumulated benefits under these plans, using an interest rate of 4.50% in 2013 and 5.25% in 2012 and 2011, and the interest ramp-up method in 2013, 2012 and 2011, has been accrued. The accrual amounted to $11,004,738, $10,572,681 and $9,764,957 at December 31, 2013, 2012 and 2011, respectively, and is included in Employee and director benefit plans liabilities.

The Company also has additional plans for non-vested post-retirement benefits for certain key executives. The Company has acquired insurance policies, with the bank subsidiary as owner and beneficiary, which it may use as a source to pay potential benefits to the plan participants. These contracts are carried at their cash surrender value, which amounted to $1,218,175, $1,105,741 and $997,133 at December 31, 2013, 2012 and 2011, respectively. The present value of accumulated benefits under these plans using an interest rate of 4.50% in 2013 and 5.25% in 2012 and 2011, and the projected unit cost method has been accrued. The accrual amounted to $1,435,554, $1,328,657, and $1,314,727 at December 31, 2013, 2012 and 2011, respectively, and is included in Employee and director benefit plans liabilities.

Additionally, there are two endorsement split dollar policies, with the bank subsidiary as owner and beneficiary, which provide a guaranteed death benefit to the participants’ beneficiaries. These contracts are carried at their cash surrender value, which amounted to $269,271, $262,466 and $255,166 at December 31, 2013, 2012 and 2011, respectively. The present value of accumulated benefits under these plans using an interest rate of 4.50% in 2013, 5.25% in 2012 and 6.00% in 2011, and the projected unit cost method has been accrued. The accrual amounted to $78,759, $68,253 and $78,142 at December 31, 2013, 2012 and 2011, respectively, and is included in Employee and director benefit plans liabilities.

The Company has additional plans for non-vested post-retirement benefits for directors. The Company has acquired insurance policies, with the bank subsidiary as owner and beneficiary, which it may use as a source to pay potential benefits to the plan participants. These contracts are carried at their cash surrender value, which amounted to $138,001, $129,367 and $118,787 at December 31, 2013, 2012 and 2011, respectively. The present value of accumulated benefits under these plans using an interest rate of 4.50% in 2013 and 5.25% in 2012 and 2011, and the projected unit cost method has been accrued. The accrual amounted to $206,650, $192,528 and $152,781 at December 31, 2013, 2012 and 2011, respectively, and is included in Employee and director benefit plans liabilities.

The Company provides post-retirement health insurance to certain of its retired employees. Employees are eligible to participate in the retiree health plan if they retire from active service no earlier than their Social Security normal retirement age, which varies from 65 to 67 based on the year of birth. In addition, the employee must have at least 25 continuous years of service with the Company immediately preceding retirement. However, any active employee who was at least age 65 as of January 1, 1995, does not have to meet the 25 years of service requirement. The accumulated post-retirement benefit obligation at January 1, 1995, was $517,599, which the Company elected to amortize over 20 years. The Company reserves the right to modify, reduce or eliminate these health benefits. The Company has chosen to not offer this post-retirement benefit to individuals entering the employ of the Company after December 31, 2006. In 2011, the Company offered a voluntary early retirement program to employees who, as of December 31, 2011, were between the ages of 55 and 64 and had at least 25 continuous years of service. Eight employees accepted the package, which resulted in special termination benefits for the retiree health plan of $459,064 for 2011. Effective January 1, 2012, the Company amended the retiree health plan. This amendment requires that employees who are eligible and enroll in the bank subsidiary’s group medical and dental health care plans upon their retirement must enroll in Medicare Parts A, B and D when first eligible upon their retirement from the bank subsidiary. This results in the bank subsidiary’s programs being secondary insurance coverage for retired employees and any dependent(s), if applicable, while Medicare Parts A and B will be their primary coverage, and Medicare Part D will be the sole and exclusive prescription drug benefit plan for retired employees. This amendment reduced the accumulated post-retirement benefit obligation by $3,799,308 as of December 31, 2011. Effective January 1, 2014, the Company amended the retiree health plan. This amendment reduces the age for eligibility to 60 for those employees meeting all other eligibility requirements. This amendment increased the accumulated post-retirement benefit obligation by $1,150,229 as of December 31, 2013.

The following is a summary of the components of the net periodic post-retirement benefit cost (credit)(in thousands):

Years Ended December 31,	2013	2012	2011

Service cost	$55	$45	$293

Interest cost	82	72	222

Amortization of net gain	(2)	(16)	(46)

Amortization of net transition obligation			21

Amortization of prior service cost (credit)	(183)	(203)	83

Special termination benefit			459

Net periodic post-retirement benefit cost (credit)	$(48)	$(102)	$1,032

The discount rate used in determining the accumulated post-retirement benefit obligation was 4.80% in 2013, 4.00% in 2012 and 4.50% in 2011. The assumed health care cost trend rate used in measuring the accumulated post-retirement benefit obligation was 7.25% in 2013. The rate was assumed to decrease gradually to 5.00% for 2022 and remain at that level thereafter. If the health care cost trend rate assumptions were increased 1.00%, the accumulated post-retirement benefit obligation as of December 31, 2013, would be increased by 13.26%, and the aggregate of the service and interest cost components of the net periodic post-retirement benefit cost for the year then ended would have increased by 19.18%. If the health care cost trend rate assumptions were decreased 1.00%, the accumulated post-retirement benefit obligation as of December 31, 2013, would be decreased by 10.87%, and the aggregate of the service and interest cost components of the net periodic post-retirement benefit cost for the year then ended would have decreased by 14.91%.

The following table presents the estimated benefit payments for each of the next five years and in the aggregate for the next five years (in thousands):

2014	$206
2015	222
2016	190
2017	170
2018	144
2019-2023	645

The following is a reconciliation of the accumulated post-retirement benefit obligation, which is included in Other Liabilities (in thousands):

Accumulated post-retirement benefit obligation as of December 31, 2012	$1,906
Service cost	55
Interest cost	82
Actuarial gain	(250)
Plan changes	1,150
Benefits paid	(90)

Accumulated post-retirement benefit obligation as of December 31, 2013	$2,853

The following is a summary of the change in plan assets (in thousands):

	2013		2012		2011

Fair value of plan assets at beginning of year	$		$		$
Actual return on assets
Employer contribution		90		67		76
Benefits paid, net		(90)		(67)		(76)

Fair value of plan assets at end of year	$		$		$

Amounts recognized in the Accumulated Other Comprehensive Income (Loss), net of tax, were (in thousands):

For the year ended December 31,	2013	2012	2011

Net gain	$288	$123	$256
Prior service charge	837	1,718	1,852

Total accumulated other comprehensive income	$1,125	$1,841	$2,108

Amounts recognized in the accumulated post-retirement benefit obligation and other comprehensive income (loss) were (in thousands):

For the year ended December 31,	2013
Unrecognized actuarial gain	$(249)
Amortization of prior service cost	1,334

Total accumulated other comprehensive loss	$1,085

The actuarial gain and prior service credit that will be recognized in accumulated other comprehensive income during 2014 is $13,484 and $81,381, respectively.

NOTE P - FAIR VALUE MEASUREMENTS AND DISCLOSURES:

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Available for sale securities are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record other assets at fair value on a non-recurring basis, such as impaired loans and ORE. These non-

recurring fair value adjustments typically involve the application of lower of cost or market accounting or write-downs of individual assets. Additionally, the Company is required to disclose, but not record, the fair value of other financial instruments.

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

Deposits

The fair value of non-interest bearing demand and interest bearing savings and demand deposits is the amount reported in the financial statements. The fair value of time deposits is estimated by discounting the cash flows using current rates for time deposits with similar remaining maturities.

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

Borrowings from Federal Home Loan Bank

The fair value of FHLB fixed rate borrowings is estimated using discounted cash flows based on current incremental borrowing rates for similar types of borrowing arrangements. The fair value of FHLB variable rate borrowings is estimated to be its carrying value.

Commitments to Extend Credit and Standby Letters of Credit

Because commitments to extend credit and standby letters of credit are generally short-term and at variable rates, the contract value and estimated value associated with these instruments are immaterial.

The balances of available for sale securities, which are the only assets measured at fair value on a recurring basis, by level within the fair value hierarchy and by investment type, as of December 31, 2013, 2012 and 2011, were as follows (in thousands):

		Fair Value Measurements Using

	Total	Level 1	Level 2	Level 3

December 31, 2013:
U.S. Treasuries	$43,648	$	$43,648	$
U.S. Government agencies	145,805		145,805
Mortgage-backed securities	50,326		50,326
States and political subdivisions	35,011		35,011
Equity securities	650		650

Total	$275,440	$	$275,440	$

December 31, 2012:
U.S. Treasuries	$54,096	$	$54,096	$
U.S. Government agencies	149,098		149,098
Mortgage-backed securities	17,441		17,441
States and political subdivisions	37,591		37,591
Equity securities	650		650

Total	$258,876	$	$258,876	$

December 31, 2011:
U.S. Treasuries	$54,010	$	$54,010	$
U.S. Government agencies	179,180		179,180
Mortgage-backed securities	5,001		5,001
States and political subdivisions	40,077		40,077
Equity securities	650		650

Total	$278,918	$	$278,918	$

Impaired loans, which are measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of December 31, 2013, 2012 and 2011 were as follows (in thousands):

		Fair Value Measurements Using

December 31:	Total	Level 1	Level 2	Level 3

2013	$18,831	$	$	$18,831
2012	16,030			16,030
2011	15,202			15,202

The following table presents a summary of changes in the fair value of impaired loans which are measured using Level 3 inputs (in thousands):

For the year ended December 31,	2013	2012	2011

Balance, beginning of year	$16,030	$15,202	$2,136

Additions to impaired loans and troubled debt restructurings	17,424	2,960	17,101

Principal payments, charge-offs and transfers to other real estate	(15,153)	(2,086)	(1,447)

Change in allowance for loan losses on impaired loans	530	(46)	(2,588)

Balance, end of year	$18,831	$16,030	$15,202

Other real estate, which is measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of December 31, 2013, 2012 and 2011 are as follows (in thousands):

		Fair Value Measurements Using

December 31:	Total	Level 1	Level 2	Level 3

2013	$9,630	$	$	$9,630
2012	7,008			7,008
2011	6,153			6,153

The following table presents a summary of changes in the fair value of other real estate which is measured using Level 3 inputs (in thousands):

	2013	2012	2011

Balance, beginning of year	$7,008	$6,153	$5,744

Loans transferred to ORE	4,537	2,576	3,221

Sales	(1,188)	(1,568)	(2,101)

Writedowns	(670)	(153)	(711)

Insurance proceeds from casualty loss	(57)

Balance, end of year	$9,630	$7,008	$6,153

The carrying value and estimated fair value of assets and liabilities, by level within the fair value hierarchy, at December 31, 2013, 2012 and 2011, are as follows (in thousands):

	Carrying	Fair Value Measurements Using

	Amount	Level 1	Level 2		Level 3		Total

December 31, 2013:
Financial Assets:
Cash and due from banks	$36,264	$36,264	$		$		$36,264
Available for sale securities	275,440			275,440			275,440
Held to maturity securities	11,142			10,686			10,686
Other investments	3,262	3,262					3,262
Federal Home Loan Bank stock	3,834			3,834			3,834
Loans, net	366,415					369,117	369,117
Other real estate	9,630					9,630	9,630
Cash surrender value of life insurance	17,456					17,456	17,456
Financial Liabilities:
Deposits:
Non-interest bearing	107,117	107,117					107,117
Interest bearing	321,441					322,535	322,535
Federal funds purchased and securities sold under agreements to repurchase	139,639	139,639					139,639
Borrowings from Federal Home Loan Bank	77,684			79,051			79,051

December 31, 2012:
Financial Assets:
Cash and due from banks	$54,020	$54,020	$		$		$54,020
Available for sale securities	258,876			258,876			258,876
Held to maturity securities	7,125			7,225			7,225
Other investments	3,450	3,450					3,450
Federal Home Loan Bank stock	2,380			2,380			2,380
Loans, net	422,226					425,627	425,627
Other real estate	7,008					7,008	7,008
Cash surrender value of life insurance	16,861					16,861	16,861
Financial Liabilities:
Deposits:
Non-interest bearing	102,609	102,609					102,609
Interest bearing	373,110					376,209	376,209
Federal funds purchased and securities sold under agreements to repurchase	194,234	194,234					194,234
Borrowings from Federal Home Loan Bank	7,912			10,271			10,271

December 31, 2011:
Financial Assets:
Cash and due from banks	$36,929	$36,929	$		$		$36,929
Available for sale securities	278,918			278,918			278,918
Held to maturity securities	1,429			1,492			1,492
Other investments	3,930	3,930					3,930
Federal Home Loan Bank stock	2,581			2,581			2,581
Loans, net	424,271					427,881	427,881
Other real estate	6,153					6,153	6,153
Cash surrender value of life insurance	16,197					16,197	16,197
Financial Liabilities:
Deposits:
Non-interest bearing	97,581	97,581					97,581
Interest bearing	370,858					372,019	372,019
Federal funds purchased and securities sold under agreements to repurchase	157,601	157,601					157,601
Borrowings from Federal Home Loan Bank	53,324			55,014			55,014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Peoples Financial Corporation

Biloxi, Mississippi

We have audited the accompanying consolidated statements of condition of Peoples Financial Corporation and subsidiaries (the “Company”) as of December 31, 2013, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peoples Financial Corporation and subsidiaries as of December 31, 2013, 2012 and 2011, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Atlanta, Georgia

March 18, 2014

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9a - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2013, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the period ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management of the Company, including its Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of internal control over financial reporting as of December 31, 2013, using the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Our assessment included a review of the documentation of controls, evaluations of the design of the internal control system and tests of operating effectiveness of the internal controls. Based on the assessment, management has concluded that the Company had effective internal control over financial reporting as of December 31, 2013.

Chevis C. Swetman	Lauri A. Wood
Chairman, President and Chief Executive Officer	Chief Financial Officer
March 18, 2014	March 18, 2014

ITEM 9b - OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in Sections II, III, VII, VIII and IX contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 23, 2014, which was filed by the Company in definitive form with the Commission on March 18, 2014, is incorporated herein by reference.

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

ITEM 11 - EXECUTIVE COMPENSATION

The information in Section VI contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 23, 2014, which was filed by the Company in definitive form with the Commission on March  18, 2014, is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in Sections IV and V contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 23, 2014, which was filed by the Company in definitive form with the Commission on March 18, 2014, is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information in Sections II, IV, V, VI and IX contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 23, 2014, which was filed by the Company in definitive form with the Commission on March 18, 2014, is incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

The information in Section XII contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 23, 2014, which was filed by the Company in definitive form with the Commission on March 18, 2014, is incorporated herein by reference.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Index of Financial Statements:
See Item 8.

(a)	2. Index of Financial Statement Schedules:
All other schedules have been omitted as not applicable or not required or because the information has been included in the financial statements or applicable notes.

(a) 3. Index of Exhibits:

	Description	Incorporated by Reference to Registration or File Number	Form of Report	Date of Report	Exhibit Number in Report

(3.1)	Articles of Incorporation	0-30050	10/a	6/21/1999	3.1
(3.2)	By-Laws	0-30050	10/a	6/21/1999	3.2
(10.1)	Description of Automobile Plan	0-30050	10-K	12/31/2003	10.1
(10.2)	Directors’ Deferred Income Plan
	Agreements	0-30050	10-K	12/31/2003	10.2
(10.3)	Executive Supplemental Income
	Plan Agreement - Chevis C. Swetman	001-12103	10-Q	9/30/2007	10.2
(10.4)	Executive Supplemental Income
	Plan Agreement - A. Wes Fulmer	001-12103	10-Q	9/30/2007	10.3
(10.5)	Executive Supplemental Income
	Plan Agreement - Lauri A. Wood	001-12103	10-Q	9/30/2007	10.4
(10.6)	Split Dollar Agreements	0-30050	10-K	12/31/2003	10.4
(10.7)	Deferred Compensation Plan	001-12103	10-Q	9/30/2007	10.1
(10.8)	Description of Stock Incentive Plan	33-15595	10-K	12/31/2001	10.6
(10.9)	Description of Bonus Plan	001-12103	10-Q	9/30/2010	10.1
(21)	Subsidiaries of the registrant	33-15595	10-K	12/31/1988	22
(23.1)	Consent of Independent Registered
	Public Accounting Firm - Porter Keadle
	Moore, LLC*
(31.1)	Certification of Principal Executive Officer
	Pursuant to Section 302 of the Sarbanes -
	Oxley Act of 2002 *
(31.2)	Certification of Principal Financial Officer
	Pursuant to Section 302 of the Sarbanes -
	Oxley Act of 2002 *
(32.1)	Certification of Principal Executive Officer
	Pursuant to 18 U.S.C. ss. 1350*
(32.2)	Certification of Principal Financial Officer
	Pursuant to 18 U.S.C. ss. 1350*
(101)	The following materials from the Company’s 2013 Annual Report to Shareholders, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Condition at December 31, 2013, 2012 and 2011, (ii) Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2013, 2012 and 2011, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011 and (vi) Notes to the Consolidated Financial Statements for the years ended December 31, 2013, 2012 and 2011.*
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL CORPORATION

(Registrant)

Date:               March 18, 2014

BY:             /s/ Chevis C. Swetman

Chevis C. Swetman, Chairman of the Board

(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

BY: /s/ Chevis C. Swetman

Date: March 18, 2014

Chevis C. Swetman, Chairman, President and CEO (principal executive officer)

BY: /s/ Drew Allen	BY: /s/ Dan Magruder

Date: March 18, 2014	Date: March 18, 2014

Drew Allen, Director	Dan Magruder, Director

BY: /s/ Rex E. Kelly	BY: /s/ Jeffrey H. O’Keefe

Date: March 18, 2014	Date: March 18, 2014

Rex E. Kelly, Director	Jeffrey H. O’Keefe, Director

BY: /s/ Lauri A. Wood

Date: March 18, 2014

Lauri A. Wood, Chief Financial Officer (principal financial and accounting officer)