Form 10-Q
period 2014-03-31
PEOPLES FINANCIAL CORP /MS/
filed 2014-05-13
CIK 770460

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date. Peoples Financial Corporation has only one class of common stock authorized. At April 30, 2014, there were 15,000,000 shares of $1 par value common stock authorized, with 5,123,186 shares issued and outstanding.

Part 1 – Financial Information

Item 1: Financial Statements

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition

(in thousands except share data)

	March 31, 2014	December 31, 2013
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$31,703	$36,264
Available for sale securities	272,802	275,440
Held to maturity securities, fair value of
$12,385 at March 31, 2014;
$10,686 at December 31, 2013	12,660	11,142
Other investments	3,033	3,262
Federal Home Loan Bank Stock, at cost	3,092	3,834
Loans	368,302	375,349
Less: Allowance for loan losses	9,462	8,934

Loans, net	358,840	366,415
Bank premises and equipment, net of accumulated depreciation	24,964	25,308
Other real estate	9,084	9,630
Accrued interest receivable	2,789	2,607
Cash surrender value of life insurance	17,605	17,456
Other assets	10,107	10,906

Total assets	$746,679	$762,264

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition (continued)

(in thousands except share data)

	March 31, 2014	December 31, 2013
	(Unaudited)	(Audited)
Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Demand, non-interest bearing	$123,119	$107,117
Savings and demand, interest bearing	245,012	217,005
Time, $100,000 or more	54,227	60,519
Other time deposits	42,892	43,917

Total deposits	465,250	428,558
Federal funds purchased and securities sold under agreements to repurchase	130,035	139,639
Borrowings from Federal Home Loan Bank	32,635	77,684
Employee and director benefit plans liabilities	13,049	12,725
Other liabilities	4,052	4,511

Total liabilities	645,021	663,117
Shareholders’ Equity:
Common stock, $1 par value, 15,000,000 shares authorized, 5,123,186 shares issued and outstanding at March 31, 2014 and December 31, 2013	5,123	5,123
Surplus	65,780	65,780
Undivided profits	34,838	34,259
Accumulated other comprehensive loss, net of tax	(4,083)	(6,015)

Total shareholders’ equity	101,658	99,147

Total liabilities and shareholders’ equity	$746,679	$762,264

See notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Income

(in thousands except per share data)(unaudited)

	Three Months Ended March 31,
	2014	2013
Interest income:
Interest and fees on loans	$4,252	$4,439
Interest and dividends on securities:
U.S. Treasuries	156	183
U.S. Government agencies	807	731
Mortgage-backed securities	245	91
States and political subdivisions	382	374
Other investments	1	3
Interest on federal funds sold	4	33

Total interest income	5,847	5,854

Interest expense:
Deposits	209	320
Borrowings from Federal Home Loan Bank	50	41
Federal funds purchased and securities sold under agreements to repurchase	27	46

Total interest expense	286	407

Net interest income	5,561	5,447
Provision for allowance for loan losses	537	539

Net interest income after provision for allowance for loan losses	$5,024	$4,908

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Income (continued)

(in thousands except per share data)(unaudited)

	Three Months Ended March 31,
	2014		2013
Non-interest income:
Trust department income and fees		$360		$358
Service charges on deposit accounts		1,586		1,508
Income (loss) from other investments		7		(22)
Increase in cash surrender value of life insurance		119		121
Other income		145		156

Total non-interest income		2,217		2,121

Non-interest expense:
Salaries and employee benefits		3,213		3,141
Net occupancy		592		574
Equipment rentals, depreciation and maintenance		716		680
FDIC assessments		275		291
Data processing		321		320
ATM expense		655		578
Other expense		979		828

Total non-interest expense		6,751		6,412

Income before income tax expense (benefit)		490		617
Income tax expense (benefit)		(89)		11

Net income		$579		$606

Basic and diluted earnings per share		$.11		$.12

Dividends declared per share	$		$

See notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands)(unaudited)

	Three Months Ended March 31,
	2014	2013
Net income	$579	$606
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on available for sale securities, net of taxes of $995 in 2014 and $273 in 2013	1,932	(531)

Total other comprehensive income ( loss)	1,932	(531)

Total comprehensive income	$2,511	$75

See notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

(in thousands except share data)

					Accumulated
	Number of				Other
	Common	Common		Undivided	Comprehensive
	Shares	Stock	Surplus	Profits	Loss	Total
Balance, January 1, 2014	5,123,186	$5,123	$65,780	$34,259	$(6,015)	$99,147
Net income				579		579
Other comprehensive income, net of tax					1,932	1,932

Balance, March 31, 2014	5,123,186	$5,123	$65,780	$34,838	$(4,083)	$101,658

Note: Balances as of January 1, 2014 were audited.

See notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands) (unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$579	$606
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation	447	447
Provision for allowance for loan losses	537	539
Writedown of other real estate	92
Loss on sales of other real estate	65	54
Gain on sale of banking premises and equipment		(15)
(Income) loss from other investments	(7)	22
Amortization of available for sale securities	80
Accretion of held to maturity securities	(1)	(1)
Change in accrued interest receivable	(182)	(9)
Increase in cash surrender value of life insurance	(119)	(121)
Change in other assets	985	(13)
Change in other liabilities	(1,316)	(361)

Net cash provided by operating activities	$1,160	$1,148

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(in thousands) (unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from investing activities:
Proceeds from maturities, sales and calls of available for sale securities	$5,485	$48,274
Purchases of available for sale securities		(88,406)
Purchases of held to maturity securities	(1,517)	(1,362)
Redemption of Federal Home Loan Bank stock	742	1,729
Redemption of other investments	236	230
Proceeds from sales of banking premises and equipment		19
Proceeds from sales of other real estate	465	375
Insurance proceeds from casualty loss on other real estate		57
Loans, net change	6,962	13,845
Acquisition of premises and equipment	(103)	(652)
Investment in cash surrender value of life insurance	(30)	(32)

Net cash provided by (used in) investing activities	12,240	(25,923)

Cash flows from financing activities:
Demand and savings deposits, net change	44,009	52,147
Time deposits, net change	(7,317)	(10,986)
Retirement of common stock		(6)
Borrowings from Federal Home Loan Bank	536,000
Repayments to Federal Home Loan Bank	(581,049)	(56)
Federal funds purchased and securities sold under agreements to repurchase, net change	(9,604)	1,856

Net cash provided by (used in) financing activities	(17,961)	42,955

Net increase (decrease) in cash and cash equivalents	(4,561)	18,180
Cash and cash equivalents, beginning of period	36,264	54,020

Cash and cash equivalents, end of period	$31,703	$72,200

See notes to consolidated financial statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2014 and 2013

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

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the financial position of the Company and its subsidiaries as of March 31, 2014 and the results of their operations and their cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2013 Annual Report and Form 10-K.

The results of operations for the quarter ended March 31, 2014, are not necessarily indicative of the results to be expected for the full year.

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

Summary of Significant Accounting Policies—The accounting and reporting policies of the Company conform with GAAP and general practices within the banking industry. There have been no material changes or developments in the application of principles or in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies as disclosed in our Form 10-K for the year ended December 31, 2013.

New Accounting Pronouncements—In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-06, Technical Corrections and Improvements Related to Glossary Terms. This ASU added, deleted, corrected and modified terms in the Master Glossary of the Codification and was effective upon issuance. The adoption of this ASU did not have a material effect on the Company’s financial position, results of operations or cash flows.

2. Earnings Per Share:

Per share data is based on the weighted average shares of common stock outstanding of 5,123,186 and 5,136,771 for the quarters ended March 31, 2014 and 2013, respectively.

3. Statements of Cash Flows:

The Company has defined cash and cash equivalents as cash and due from banks. The Company paid $245,052 and $418,289 for the quarters ended March 31, 2014 and 2013, respectively, for interest on deposits and borrowings. No income tax payments were made during the quarters ended March 31, 2014 and 2013. Loans transferred to other real estate amounted to $76,028 and $135,000 during the quarters ended March 31, 2014 and 2013, respectively.

4. Investments:

The amortized cost and fair value of securities at March 31, 2014 and December 31, 2013, are as follows (in thousands):

March 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Debt securities:
U.S. Treasuries	$44,647	$98	$(844)	$43,901
U.S. Government agencies	151,784	741	(8,656)	143,869
Mortgage-backed securities	49,863	302	(873)	49,292
States and political subdivisions	33,767	1,323		35,090

Total debt securities	280,061	2,464	(10,373)	272,152
Equity securities	650			650

Total available for sale securities	$280,711	$2,464	$(10,373)	$272,802

Held to maturity securities:
States and political subdivisions	$12,660	$24	$(299)	$12,385

Total held to maturity securities	$12,660	$24	$(299)	$12,385

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Debt securities:
U.S. Treasuries	$44,636	$54	$(1,042)	$43,648
U.S. Government agencies	155,772	734	(10,701)	145,805
Mortgage-backed securities	51,454	141	(1,269)	50,326
States and political subdivisions	33,764	1,248	(1)	35,011

Total debt securities	285,626	2,177	(13,013)	274,790
Equity securities	650			650

Total available for sale securities	$286,276	$2,177	$(13,013)	$275,440

Held to maturity securities:
States and political subdivisions	$11,142	$13	$(469)	$10,686

Total held to maturity securities	$11,142	$13	$(469)	$10,686

The amortized cost and fair value of debt securities at March 31, 2014 (in thousands), by contractual maturity, are shown on the next page. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale securities:
Due in one year or less	$12,539	$12,585
Due after one year through five years	69,590	69,593
Due after five years through ten years	60,229	59,811
Due after ten years	87,840	80,871
Mortgage-backed securities	49,863	49,292

Totals	$280,061	$272,152

Held to maturity securities:
Due in one year or less	$662	$668
Due after one year through five years	2,087	2,084
Due after five years through ten years	7,042	6,945
Due after ten years	2,869	2,688

Totals	$12,660	$12,385

Available for sale and held to maturity securities with gross unrealized losses at March 31, 2014 and December 31, 2013, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows (in thousands):

	Less Than Twelve Months		Over Twelve Months				Total
March 31, 2014:	Fair Value	Gross Unrealized Losses	Fair Value		Gross Unrealized Losses		Fair Value	Gross Unrealized Losses
U.S. Treasuries	$29,913	$844	$		$		$29,913	$844
U.S. Government agencies	115,408	8,375		4,720		281	120,128	8,656
Mortgage-backed securities	25,227	704		4,442		169	29,669	873
States and political subdivisions	7,831	299					7,831	299

TOTAL	$178,379	$10,222		$9,162		$450	$187,541	$10,672

December 31, 2013:
U.S. Treasuries	$29,708	$1,042	$		$		$29,708	$1,042
U.S. Government agencies	113,446	10,322		4,621		379	118,067	10,701
Mortgage-backed securities	44,269	1,269					44,269	1,269
States and political subdivisions	7,690	470					7,690	470

TOTAL	$195,113	$13,103		$4,621		$379	$199,734	$13,482

At March 31, 2014, 7 of the 11 securities issued by the U.S. Treasury, 25 of the 30 securities issued by U.S. Government agencies, 7 of the 13 mortgage-backed securities and 27 of the 147 securities issued by states and political subdivisions contained unrealized losses.

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

Securities with a fair value of $272,208,237 and $262,830,011 at March 31, 2014 and December 31, 2013, respectively, were pledged to secure public deposits, federal funds purchased and other balances required by law.

5. Loans:

The composition of the loan portfolio at March 31, 2014 and December 31, 2013, is as follows (in thousands):

	March 31, 2014	December 31, 2013
Gaming	$28,615	$29,570
Residential and land development	19,173	19,403
Real estate, construction	44,608	44,987
Real estate, mortgage	234,966	237,158
Commercial and industrial	32,366	35,007
Other	8,574	9,224

Total	$368,302	$375,349

The age analysis of the loan portfolio, segregated by class of loans, as of March 31, 2014 and December 31, 2013, is as follows (in thousands):

											Loans Past
											Due Greater
	Number of Days Past Due										Than 90
	30-59		60-89		Greater Than 90		Total Past Due		Current	Total Loans	Days & Still Accruing
March 31, 2014:
Gaming	$			$1,220	$			$1,220	$27,395	$28,615	$
Residential and land development						13,389		13,389	5,784	19,173
Real estate, construction		3,921		247		1,963		6,131	38,477	44,608
Real estate, mortgage		13,544		703		4,904		19,151	215,815	234,966	109
Commercial and industrial		2,423		477		3,016		5,916	26,450	32,366	3,016
Other		243		14				257	8,317	8,574

Total		$20,131		$2,661		$23,272		$46,064	$322,238	$368,302	$3,125

December 31, 2013:
Gaming	$		$		$		$		$29,570	$29,570	$
Residential and land development		51				13,572		13,623	5,780	19,403
Real estate, construction		3,846				9,452		13,298	31,689	44,987	146
Real estate, mortgage		6,910		2,684		5,134		14,728	222,430	237,158	505
Commercial and industrial		1,192						1,192	33,815	35,007
Other		227		5				232	8,992	9,224

Total		$12,226		$2,689		$28,158		$43,073	$332,276	$375,349	$651

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

An analysis of the loan portfolio by loan grade, segregated by class of loans, as of March 31, 2014 and December 31, 2013, is as follows (in thousands):

	Loans With A Grade Of:
	A or B	C	D		E	F	Total
March 31, 2014:
Gaming	$21,548	$3,975	$		$3,092	$	$28,615
Residential and land development	4,198	1,544		42	13,389		19,173
Real estate, construction	38,285	1,116		2,216	2,991		44,608
Real estate, mortgage	202,220	4,972		17,156	10,618		234,966
Commercial and industrial	29,206	830		2,294	36		32,366
Other	8,496	31		29	18		8,574

Total	$303,953	$12,468		$21,737	$30,144	$	$368,302

December 31, 2013:
Gaming	$23,975	$2,500	$		$3,095	$	$29,570
Residential and land development	4,236	1,544		51	13,572		19,403
Real estate, construction	38,808	781		2,220	3,178		44,987
Real estate, mortgage	204,569	4,495		17,852	10,242		237,158
Commercial and industrial	31,902	682		2,402	21		35,007
Other	9,131	24		50	19		9,224

Total	$312,621	$10,026		$22,575	$30,127	$	$375,349

A loan may be impaired but not on nonaccrual status when the loan is well secured and in the process of collection. Total loans on nonaccrual as of March 31, 2014 and December 31, 2013, are as follows (in thousands):

	March 31, 2014	December 31, 2013
Gaming	$1,220	$1,223
Residential and land development	13,389	13,572
Real estate, construction	2,552	2,588
Real estate, mortgage	8,824	8,788

Total	$25,985	$26,171

The Company has modified certain loans by granting interest rate concessions to these customers. These loans are in compliance with their modified terms, are currently accruing and the Company has classified them as troubled debt restructurings. Troubled debt restructurings as of March 31, 2014 and December 31, 2013 were as follows (in thousands except for number of contracts):

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Related Allowance
March 31, 2014:
Real estate, construction	2	$883	$883	$267
Real estate, mortgage	6	9,992	9,992	928
Commercial and industrial	1	675	675

Total	9	$11,550	$11,550	$1,195

December 31, 2013:
Real estate, construction	2	$891	$891	$270
Real estate, mortgage	6	10,012	10,012	994
Commercial and industrial	1	678	678

Total	9	$11,581	$11,581	$1,264

Impaired loans, which include loans classified as nonaccrual and troubled debt restructurings, segregated by class of loans, as of March 31, 2014 and December 31, 2013, are as follows (in thousands):

	Unpaid Principal Balance	Recorded Investment	Related Allowance		Average Recorded Investment	Interest Income Recognized
March 31, 2014:
With no related allowance recorded:
Residential and land development	$4,425	$4,425	$		$4,425	$
Real estate, construction	2,272	2,272			2,272		6
Real estate, mortgage	10,085	9,486			9,510		9
Commercial and industrial	675	675			676		7

Total	17,457	16,858			16,883		22

With a related allowance recorded:
Gaming	1,695	1,220		626	1,222
Residential and land development	17,393	8,964		436	8,974		4
Real estate, construction	1,163	1,163		315	1,171
Real estate, mortgage	9,330	9,330		1,067	9,281		83

Total	29,581	20,677		2,444	20,648		87

Total by class of loans:
Gaming	1,695	1,220		626	1,222
Residential and land development	21,818	13,389		436	13,399		4
Real estate, construction	3,435	3,435		315	3,443		6
Real estate, mortgage	19,415	18,816		1,067	18,791		92
Commercial and industrial	675	675			676		7

Total	$47,038	$37,535		$2,444	$37,531		$109

	Unpaid Principal Balance	Recorded Investment	Related Allowance		Average Recorded Investment	Interest Income Recognized
December 31, 2013:
With no related allowance recorded:
Residential and land development	$4,425	$4,425	$		$4,465	$
Real estate, construction	2,294	2,294			2,054		26
Real estate, mortgage	9,722	9,123			9,097		26
Commercial and industrial	678	678			689		24

Total	17,119	16,520			16,305		76

With a related allowance recorded:
Gaming	1,698	1,223		626	1,316
Residential and land development	17,576	9,147		471	15,909
Real estate, construction	1,185	1,185		337	1,239		23
Real estate, mortgage	9,677	9,677		1,110	8,801		306

Total	30,136	21,232		2,544	27,265		329

Total by class of loans:
Gaming	1,698	1,223		626	1,316
Residential and land development	22,001	13,572		471	20,374
Real estate, construction	3,479	3,479		337	3,293		49
Real estate, mortgage	19,399	18,800		1,110	17,898		332
Commercial and industrial	678	678			689		24

Total	$47,255	$37,752		$2,544	$43,570		$405

6. Allowance for Loan Losses:

Transactions in the allowance for loan losses for the quarters ended March 31, 2014 and 2013, and the balances of loans, individually and collectively evaluated for impairment, as of March 31, 2014 and 2013, are as follows (in thousands):

	Gaming	Residential and Land Development	Real Estate, Construction	Real Estate, Mortgage	Commercial and Industrial	Other		Total
For the Quarter Ended March 31, 2014:
Allowance for Loan Losses:
Beginning Balance	$977	$776	$695	$5,553	$632		$301	$8,934
Charge-offs			(4)				(77)	(81)
Recoveries	45				12		15	72
Provision	(18)	(1)	86	430	(1)		41	537

Ending Balance	$1,004	$775	$777	$5,983	$643		$280	$9,462

Allowance for loan losses, March 31, 2014:
Ending balance: individually evaluated for impairment	$626	$436	$623	$1,842	$335	$		$3,862

Ending balance: collectively evaluated for impairment	$378	$339	$154	$4,141	$308		$280	$5,600

Total Loans, March 31, 2014:
Ending balance: individually evaluated for impairment	$3,092	$13,431	$6,207	$27,774	$2,330		$47	$52,881

Ending balance: collectively evaluated for impairment	$25,523	$5,742	$38,401	$207,192	$30,036		$8,527	$315,421

	Gaming	Residential and Land Development		Real Estate, Construction	Real Estate, Mortgage	Commercial and Industrial	Other	Total
For the Quarter Ended March 31, 2013:
Allowance for Loan Losses:
Beginning Balance	$1,541		$200	$967	$5,273	$593	$283	$8,857
Charge-offs	(474)				(58)		(65)	(597)
Recoveries					1	11	24	36
Provision	79		38	(32)	335	63	56	539

Ending Balance	$1,146		$238	$935	$5,551	$667	$298	$8,835

Allowance for loan losses, March 31, 2013:
Ending balance: individually evaluated for impairment	$626	$		$843	$1,760	$332	$34	$3,595

Ending balance: collectively evaluated for impairment	$520		$238	$92	$3,791	$335	$264	$5,240

Total Loans, March 31, 2013:
Ending balance: individually evaluated for impairment	$14,746		$21,083	$7,949	$33,118	$2,472	$112	$79,480

Ending balance: collectively evaluated for impairment	$36,548		$6,198	$42,790	$210,759	$31,511	$9,256	$337,062

7. Deposits:

At March 31, 2014, time deposits of $100,000 or more include brokered deposits of $5,000,000 which mature in 2017.

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

The balances of available for sale securities, which are the only assets measured at fair value on a recurring basis, by level within the fair value hierarchy and by investment type, as of March 31, 2014 and December 31, 2013 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
March 31, 2014:
U.S. Treasuries	$43,901	$	$43,901	$
U.S. Government agencies	143,869		143,869
Mortgage-backed securities	49,292		49,292
States and political subdivisions	35,090		35,090
Equity securities	650		650

Total	$272,802	$	$272,802	$

December 31, 2013:
U.S. Treasuries	$43,648	$	$43,648	$
U.S. Government agencies	145,805		145,805
Mortgage-backed securities	50,326		50,326
States and political subdivisions	35,011		35,011
Equity securities	650		650

Total	$275,440	$	$275,440	$

Impaired loans, which are measured at fair value on a non-recurring basis, by level within the fair value hierarchy, as of March 31, 2014 and December 31, 2013 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
March 31, 2014	$18,377	$	$	$18,377
December 31, 2013	18,831			18,831

The following table presents a summary of changes in the fair value of impaired loans which are measured using level 3 inputs (in thousands):

	For the Three Months Ended March 31, 2014	For the Year Ended December 31, 2013
Balance, beginning of period	$18,831	$16,030
Additions to impaired loans and troubled debt restructurings	154	17,424
Principal payments, charge-offs and transfers to other real estate	(708)	(15,153)
Change in allowance for loan losses on impaired loans	100	530

Balance, end of period	$18,377	$18,831

Other real estate, which is measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of March 31, 2014 and December 31, 2013 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
March 31, 2014	$9,084	$	$	$9,084
December 31, 2013	9,630			9,630

The following table presents a summary of changes in the fair value of other real estate which is measured using level 3 inputs (in thousands):

	For the Three Months Ended March 31, 2014	For the Year Ended December 31, 2013
Balance, beginning of period	$9,630	$7,008
Loans transferred to ORE	76	4,537
Sales	(530)	(1,188)
Writedowns	(92)	(670)
Insurance proceeds for casualty loss		(57)

Balance, end of period	$9,084	$9,630

The carrying value and estimated fair value of assets and liabilities, by level within the fair value hierarchy, at March 31, 2014 and December 31, 2013, are as follows (in thousands):

	Carrying Amount	Fair Value Measurements Using
		Level 1	Level 2		Level 3		Total
March 31, 2014:
Financial Assets:
Cash and due from banks	$31,703	$31,703	$		$		$31,703
Available for sale securities	272,802			272,802			272,802
Held to maturity securities	12,660			12,385			12,385
Other investments	3,033	3,033					3,033
Federal Home Loan Bank stock	3,092			3,092			3,092
Loans, net	358,840					365,766	365,766
Other real estate	9,084					9,084	9,084
Cash surrender value of life insurance	17,605					17,605	17,605
Financial Liabilities:
Deposits:
Non-interest bearing	123,119	123,119					123,119
Interest bearing	342,131					348,136	348,136
Federal funds purchased and securities sold under agreements to repurchase	130,035	130,035					130,035
Borrowings from Federal Home Loan Bank	32,635			33,858			33,858
December 31, 2013:
Financial Assets:
Cash and due from banks	$36,264	$36,264	$		$		$36,264
Available for sale securities	275,440			275,440			275,440
Held to maturity securities	11,142			10,686			10,686
Other investments	3,262	3,262					3,262
Federal Home Loan Bank stock	3,834			3,834			3,834
Loans, net	366,415					369,117	369,117
Other real estate	9,630					9,630	9,630
Cash surrender value of life insurance	17,456					17,456	17,456
Financial Liabilities:
Deposits:
Non-interest bearing	107,117	107,117					107,117
Interest bearing	321,441					322,535	322,535
Federal funds purchased and securities sold under agreements to repurchase	139,639	139,639					139,639
Borrowings from Federal Home Loan Bank	77,684			79,051			79,051

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

The following presents Management’s discussion and analysis of the consolidated financial condition and results of operations of Peoples Financial Corporation and Subsidiaries. These comments should be considered in combination with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in this report on Form 10-Q and the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Management’s Discussion and Analysis included in the Company’s Form 10-K for the year ended December 31, 2013.

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

New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-06, Technical Corrections and Improvements Related to Glossary Terms. This ASU added, deleted, corrected and modified terms in the Master Glossary of the Codification and was effective upon issuance. The adoption of this ASU did not have a material effect on the Company’s financial position, results of operations or cash flows.

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

OVERVIEW

The Company is a community bank serving the financial and trust needs of its customers in its trade area. Maintaining a strong core deposit base and providing commercial and real estate lending in our trade area are the traditional focus of the Company. Growth has largely been achieved through de novo branching activity, and it is expected that these strategies will continue to be emphasized in the future.

Net income for the first quarter of 2014 was $579,000 compared with $606,000 for the first quarter of 2013. The increase in salaries and employee benefits, ATM expense and other non-interest expense exceeded the increase in net interest income and service charges on deposit accounts and other non-interest income for the first quarter of 2014 as compared with the first quarter of 2013.

Managing the net interest margin in the Company’s highly competitive market and in context of larger economic conditions has been very challenging and will continue to be so for the foreseeable future. The yield on average loans has increased as nonaccrual loans have decreased significantly since the first quarter of 2013. The Company has also extended durations on its investments in order to increase yield.

Monitoring asset quality, estimating potential losses in our loan portfolio and addressing non-performing loans continue to be emphasized during these difficult economic times, as the local and national economy have negatively impacted collateral values and borrowers’ ability to repay their loans. There has been improvement in nonaccrual loans in recent quarters, and the Company is working diligently to continue that trend. The Company’s nonaccrual loans totaled $25,985,000 and $26,171,000 at March 31, 2014 and December 31, 2013, respectively. Most of these loans are collateral-dependent, and the Company has rigorously evaluated the value of its collateral to determine potential losses.

The increase in non-interest income for the first quarter of 2014 of $96,000 included increases in service charges on deposit accounts of $78,000. Also, the Company recognized income from its other investments in 2014 as compared with a loss in 2013.

Non-interest expense increased $339,000 for the first quarter of 2014 as compared with the first quarter of 2013. This was primarily due to the increase in salaries and employee benefits of $72,000, an increase in ATM expense of $77,000 and the increase in other non-interest expense of $151,000.

Total assets at March 31, 2014 decreased $15,585,000 as compared with December 31, 2013. Loans decreased as principal payments, maturities, charge-offs and foreclosures on loans have exceeded new loans during the first quarter of 2014. Based on an increase in total deposits of $36,692,000 and reduced pledging requirements, the Company’s available for sale portfolio decreased $2,638,000 and borrowings from the Federal Home Loan Bank decreased $45,049,000.

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

The Company’s average interest earning assets decreased approximately $73,209,000, or 10%, from approximately $743,252,000 for the first quarter of 2013 to approximately $670,043,000 for the first quarter of 2014. Average loans decreased $51,375,000 for the first quarter of 2014 as compared with the first quarter of 2013, as discussed in the Overview above.

The average yield on earning assets increased by 36 basis points, from 3.25% for the first quarter of 2013 to 3.61% for the first quarter of 2014. The yield on average loans increased from 4.20% in 2013 to 4.58% in 2014 as a result of the reduction in nonaccrual loans. The yield on average available for sale taxable securities increased from 1.68% in 2013 to 2.02% in 2014 as a result of the Company’s strategy of extending the duration of new investments.

Average interest bearing liabilities decreased approximately $88,407,000, or 14%, from approximately $619,199,000 for the first quarter of 2013 to approximately $530,792,000 for the first quarter of 2014. Time deposits decreased primarily as $24,000,000 in brokered deposits matured in 2013. Federal funds purchased and securities sold under agreements to repurchase which only includes non-deposit accounts, decreased $46,565,000 as these customers reallocate their balances.

The average rate paid on interest bearing liabilities decreased 4 basis points, from .26% for the first quarter of 2013 to .22% for the first quarter of 2014. The current unprecedented low rate environment which exists on a national and local level has caused customers to tolerate lower interest rates in return for less risk. The Company believes that it is unlikely that its cost of funds can be materially reduced further; however, any opportunity to do so will be considered.

The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 3.44% for the three months ended March 31, 2014 and 3.04% for the three months ended March 31, 2013.

The tables below analyze the changes in tax-equivalent net interest income for the quarters ended March 31, 2014 and 2013.

Analysis of Average Balances, Interest Earned/Paid and Yield

(in thousands)

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate
Loans (2)(3)	$371,755	$4,252	4.58%	$423,130	$4,439	4.20%
Federal funds Sold	7,421	4	0.22%	33,109	33	0.40%
HTM:
Non taxable (1)	12,255	107	3.49%	8,050	77	3.83%
AFS:
Taxable	239,632	1,208	2.02%	239,376	1,005	1.68%
Non taxable (1)	35,134	472	5.37%	37,595	490	5.21%
Other	3,846	1	0.10%	1,992	3	0.60%

Total	$670,043	$6,044	3.61%	$743,252	$6,047	3.25%

Savings & interest-bearing demand deposits	$231,431	$42	0.07%	$270,159	$47	0.07%
Time deposits	99,754	167	0.67%	135,292	273	0.81%
Federal funds purchased	159,300	27	0.07%	205,865	46	0.09%
Borrowings from FHLB	40,307	50	0.50%	7,883	41	2.08%

Total	$530,792	$286	0.22%	$619,199	$407	0.26%

Net tax-equivalent spread			3.39%			2.99%

Net tax-equivalent margin on earning assets			3.44%			3.04%

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2014 and 2013.
(2)	Loan fees of $128 and $150 for 2014 and 2013, respectively, are included in these figures.
(3)	Includes nonaccrual loans.

Analysis of Changes in Interest Income and Interest Expense

(in thousands)

	For the Quarter Ended
	March 31, 2014 compared with March 31, 2013
	Volume	Rate	Rate/Volume	Total
Interest earned on:
Loans	$(539)	$401	$(49)	$(187)
Federal funds sold	(26)	(15)	12	(29)
Held to maturity securities:
Non taxable	40	(7)	(3)	30
Available for sale securities:
Taxable	1	201	1	203
Non taxable	(32)	15	(1)	(18)
Other	3	(5)		(2)

Total	$(553)	$590	$(40)	$(3)

Interest paid on:
Savings & interest-bearing demand deposits	$(6)	$2	$(1)	$(5)
Time deposits	(72)	(46)	12	(106)
Federal funds purchased	(10)	(11)	2	(19)
Borrowings from FHLB	169	(31)	(129)	9

Total	$81	$(86)	$(116)	$(121)

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

The Company’s on-going, systematic evaluation resulted in the Company recording a provision for loan losses of $537,000 and $539,000 for the first quarters of 2014 and 2013, respectively. The allowance for loan losses as a percentage of loans was 2.57% and 2.38% at March 31, 2014 and December 31, 2013, respectively. The Company’s analysis includes evaluating the current values of collateral securing all nonaccrual loans. Even though nonaccrual loans were $25,985,000 and $26,171,000 at March 31, 2014 and December 31, 2013, respectively, specific reserves of only $1,249,000 and $1,280,000, respectively, have been allocated to these loans as collateral values appear sufficient to cover loan losses or the loan balances have been charged down to their realizable value. The Company believes that its allowance for loan losses is appropriate as of March 31, 2014.

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

Non-interest income

Non-interest income increased $96,000 for the first quarter of 2014 as compared with the first quarter of 2013. Service charges on deposit accounts increased $78,000 primarily due to the increase in ATM income of $76,000 as the Company added three new off-site ATMs and per transaction fees increased. In 2013, the Company has a loss of $22,000 from other investments as compared with income of $7,000 in 2014.

Non-interest expense

Total non-interest expense increased $339,000 for the first quarter of 2014 as compared with the first quarter of 2013. Salaries and employee benefits increased $72,000; ATM expenses increased $77,000 and other non-interest expense increased $151,000 for the first quarter of 2014 as compared with the first quarter of 2013.

Salaries and employee benefits increased primarily as merit raises increased salaries expense $57,000 in 2014.

ATM expense increased in 2014 as a result of increased ATM activity in the current year.

Expenses relating to other real estate, which are included in other non-interest expense, increased $114,000 in 2014 as compared in 2013 primarily due to costs associated with increased foreclosures and writedowns of property to fair value. Consulting fees relating to a revenue enhancement study were $33,000 in 2014 were also included in other non-interest expense.

Income Tax Expense (Benefit)

Income taxes have been impacted by non-taxable income and federal tax credits during the quarters ended March 31, 2014 and 2013, as follows (in thousands except rate):

	Quarter Ended March 31,
	2014		2013
	Tax	Rate	Tax	Rate
Taxes at statutory rate	$167	34	$210	34
Increase (decrease) resulting from:
Tax-exempt interest income	(130)	(27)	(85)	(13)
Income from BOLI	(40)	(8)	(41)	(7)
Federal tax credits	(74)	(15)	(74)	(12)
Other	(12)	(2)	1

Total income tax expense (benefit)	$(89)	(18)	$11	2

FINANCIAL CONDITION

The Company decreased its investment in Federal Home Loan Bank (“FHLB”) stock by $742,000 at March 31, 2014 as compared with December 31, 2013 as a result of a reduced need to borrow from FHLB during the quarter.

Loans decreased $7,047,000 at March 31, 2014 as compared with December 31, 2013. Loan demand has not met expectations, and principal payments, maturities, charge-offs and foreclosures on loans have exceeded new loans.

Other real estate (“ORE”) decreased $546,000 at March 31, 2014 as compared with December 31, 2013. Loans totaling $76,000 were transferred into ORE and writedowns of $92,000 were recorded while $465,000 was sold for a loss of $65,000 during the first quarter of 2014.

Other assets decreased $799,000 at March 31, 2014 as compared with December 31, 2013 as deferred tax assets decreased $919,000 and other prepaid assets and receivables increased $120,000.

Total deposits increased $36,692,000 at March 31, 2014, as compared with December 31, 2013. Typically, significant increases or decreases in total deposits and/or significant fluctuations among the different types of deposits from quarter to quarter are anticipated by Management as customers in the casino industry and county and municipal entities reallocate their resources periodically. Savings and demand, interest bearing, increased $28,007,000 as a result of the public fund deposits increasing due to tax collections during the first quarter.

Borrowings from the Federal Home Loan Bank decreased $45,049,000 at March 31, 2014 as compared with December 31, 2013 based on the liquidity needs of the bank subsidiary.

Employee and director benefit plans liabilities increased $324,000 at March 31, 2014 as compared with December 31, 2013 due to deferred compensation benefits earned by officers and directors during 2014.

Other liabilities decreased $459,000 at March 31, 2014 as compared with December 31, 2013 as a result of the payment of property tax, directors’ fees and certain officer incentives which had been accrued at December 31, 2013.

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

As of March 31, 2014, the most recent notification from the Federal Deposit Insurance Corporation categorized the bank subsidiary as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the bank subsidiary must have a Total risk-based capital ratio of 10.00% or greater, a Tier 1 risk-based capital ratio of 6.00% or greater and a Leverage capital ratio of 5.00% or greater. There are no conditions or events since that notification that Management believes have changed the bank subsidiary’s category.

The actual capital amounts and ratios and required minimum capital amounts and ratios for the Company as of March 31, 2014 and December 31, 2013, are as follows (in thousands):

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
March 31, 2014:
Total Capital (to Risk Weighted Assets)	$111,623	23.29%	$38,347	8.00%
Tier 1 Capital (to Risk Weighted Assets)	105,588	22.04%	19,174	4.00%
Tier 1 Capital (to Average Assets)	105,588	14.00%	30,179	4.00%
December 31, 2013:
Total Capital (to Risk Weighted Assets)	$111,141	22.79%	$39,022	8.00%
Tier 1 Capital (to Risk Weighted Assets)	105,009	21.54%	19,511	4.00%
Tier 1 Capital (to Average Assets)	105,009	13.48%	31,170	4.00%

The actual capital amounts and ratios and required minimum capital amounts and ratios for the Bank as of March 31, 2014 and December 31, 2013, are as follows (in thousands):

	Acutal		For Capital Adequacy Purposes		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2014:
Total Capital (to Risk Weighted Assets)	$107,380	22.43%	$38,298	8.00%	$47,872	10.00%
Tier 1 Capital (to Risk Weighted Assets)	101,353	21.18%	19,149	4.00%	28,723	6.00%
Tier 1 Capital (to Average Assets)	101,353	13.41%	30,237	4.00%	37,797	5.00%
December 31, 2013:
Total Capital (to Risk Weighted Assets)	$106,870	21.94%	$38,968	8.00%	$48,711	10.00%
Tier 1 Capital (to Risk Weighted Assets)	100,746	20.69%	19,484	4.00%	29,227	6.00%
Tier 1 Capital (to Average Assets)	100,746	13.02%	30,958	4.00%	38,697	5.00%

In addition to monitoring its risk-based capital ratios, the Company also determines the primary capital ratio on a quarterly basis. This ratio was 14.55% at March 31, 2014, which is well above the regulatory minimum of 6.00%. Management continues to emphasize the importance of maintaining the appropriate capital levels of the Company and has established the goal of maintaining its primary capital ratio at 8.00%, which is the minimum requirement for classification as being “well-capitalized” by the banking regulatory authorities.

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

Item 4: Controls and Procedures

As of March 31, 2014, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the period ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1: Legal Proceedings

The Bank is involved in various legal matters and claims which are being defended and handled in the ordinary course of business. None of these matters is expected, in the opinion of Management, to have a material adverse effect upon the financial position or results of operations of the Company.

Item 5: Other Information

(a) On February 26, 2014, the Board of Directors appointed the following officers of the Company:

President and CEO	Chevis C. Swetman
Executive Vice President	A. Wes Fulmer
First Vice President	Thomas J. Sliman
Second Vice President	Ann F. Guice
Chief Financial Officer and Controller	Lauri A. Wood
Vice President and Secretary	J. Patrick Wild
Vice President	Evelyn R. Herrington

Item 6—Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 31.1:	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes—Oxley Act of 2002
Exhibit 31.2:	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes—Oxley Act of 2002
Exhibit 32.1:	Certification of Chief Executive Officer Pursuant to 18 U.S.C. ss. 1350
Exhibit 32.2:	Certification of Chief Financial Officer Pursuant to 18 U.S.C. ss. 1350
Exhibit 101	The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Condition at March 31, 2014 and December 31, 2013, (ii)Consolidated Statements of Income for the quarters ended March 31, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the quarters ended March 31, 2014 and 2013, (iv) Statement of Changes in Shareholders’ Equity for the quarter ended March 31, 2014, (v) Consolidated Statements of Cash Flows for the quarters ended March 31, 2014 and 2013 and (vi) Notes to the Unaudited Consolidated Financial Statements for the quarters ended March 31, 2014 and 2013.

(b) Reports on Form 8-K

A Form 8-K was filed on January 22, 2014, April 23, 2014 and April 24, 2014.

SIGNATURES

Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL CORPORATION (Registrant)

Date: May 13, 2014

By:	/s/ Chevis C. Swetman
Chevis C. Swetman
Chairman, President and Chief Executive Officer (principal executive officer)

Date: May 13, 2014

By:	/s/ Lauri A. Wood
Lauri A. Wood
Chief Financial Officer and Controller (principal financial and accounting officer)