Form 10-Q
period 2014-06-30
PEOPLES FINANCIAL CORP /MS/
filed 2014-08-13
CIK 770460

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date. Peoples Financial Corporation has only one class of common stock authorized. At July 31, 2014, there were 15,000,000 shares of $1 par value common stock authorized, with 5,123,186 shares issued and outstanding.

Part 1 – Financial Information

Item 1: Financial Statements

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition

(in thousands except share data)

	June 30, 2014	December 31, 2013
	(unaudited)	(audited)
Assets
Cash and due from banks	$31,990	$36,264
Available for sale securities	272,718	275,440
Held to maturity securities, fair value of $12,882 at June 30, 2014; $10,686 at December 31, 2013	13,011	11,142
Other investments	3,056	3,262
Federal Home Loan Bank Stock, at cost	3,566	3,834
Loans	361,519	375,349
Less: Allowance for loan losses	9,434	8,934

Loans, net	352,085	366,415
Bank premises and equipment, net of accumulated depreciation	24,538	25,308
Other real estate	8,924	9,630
Accrued interest receivable	2,784	2,607
Cash surrender value of life insurance	17,765	17,456
Other assets	8,723	10,906

Total assets	$739,160	$762,264

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition (continued)

(in thousands except share data)

	June 30, 2014	December 31, 2013
	(unaudited)	(audited)
Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Demand, non-interest bearing	$114,471	$107,117
Savings and demand, interest bearing	222,924	217,005
Time, $100,000 or more	44,941	60,519
Other time deposits	41,507	43,917

Total deposits	423,843	428,558
Federal funds purchased and securities sold under agreements to repurchase	117,370	139,639
Borrowings from Federal Home Loan Bank	76,566	77,684
Employee and director benefit plans liabilities	13,373	12,725
Other liabilities	4,406	4,511

Total liabilities	635,558	663,117
Shareholders’ Equity:
Common stock, $1 par value, 15,000,000 shares authorized, 5,123,186 shares issued and outstanding at June 30, 2014 and December 31, 2013	5,123	5,123
Surplus	65,780	65,780
Undivided profits	34,661	34,259
Accumulated other comprehensive loss, net of tax	(1,962)	(6,015)

Total shareholders’ equity	103,602	99,147

Total liabilities and shareholders’ equity	$739,160	$762,264

See notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Operations

(in thousands except per share data)(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest income:
Interest and fees on loans	$4,165	$4,339	$8,417	$8,778
Interest and dividends on securities:
U.S. Treasuries	158	108	314	291
U.S. Government agencies	798	748	1,605	1,479
Mortgage-backed securities	241	139	486	230
States and political subdivisions	382	382	764	756
Other investments	3	3	4	6
Interest on federal funds sold	3	31	7	64

Total interest income	5,750	5,750	11,597	11,604

Interest expense:
Deposits	274	315	483	635
Borrowings from Federal Home Loan Bank	56	40	106	81
Federal funds purchased and securities sold under agreements to repurchase	22	43	49	89

Total interest expense	352	398	638	805

Net interest income	5,398	5,352	10,959	10,799
Provision for allowance for loan losses	537	3,538	1,074	4,077

Net interest income after provision for allowance for loan losses	$4,861	$1,814	$9,885	$6,722

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Operations (continued)

(in thousands except per share data)(unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013		2014	2013
Non-interest income:
Trust department income and fees	$357		$336	$717		$694
Service charges on deposit accounts	1,633		1,523	3,219		3,031
Gain on sales and calls of securities			255			255
Income from other investments	23		31	30		9
Increase in cash surrender value of life insurance	126		122	245		243
Other income	141		144	286		300

Total non-interest income	2,280		2,411	4,497		4,532

Non-interest expense:
Salaries and employee benefits	3,202		2,850	6,415		5,991
Net occupancy	675		662	1,267		1,236
Equipment rentals, depreciation and maintenance	857		762	1,573		1,442
FDIC assessments	265		154	540		445
Data processing	355		300	676		620
ATM expense	760		613	1,415		1,191
Other expense	927		873	1,906		1,701

Total non-interest expense	7,041		6,214	13,792		12,626

Income (loss) before income tax benefit	100		(1,989)	590		(1,372)
Income tax benefit	(235)		(842)	(324)		(831)

Net income (loss)	$335		$(1,147)	$914		$(541)

Basic and diluted earnings (loss) per share	$.07		$(.23)	$.18		$(.11)

Dividends declared per share	$.10	$		$.10	$

See notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$335	$(1,147)	$914	$(541)
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on available for sale securities, net of tax of $1,093 and $3,185 for the three months ended June 30, 2014 and 2013, respectively, and $2,088 and $3,458 for the six months ended June 30, 2014 and 2013, respectively	2,121	(6,182)	4,053	(6,713)
Reclassification adjustment for realized gains on available for sale securities called or sold, net of tax of $87 for the three months ended June 30, 2013 and $87 for the six months ended June 30, 2013		(168)		(168)

Total other comprehensive income (loss)	2,121	(6,350)	4,053	(6,881)

Total comprehensive income (loss)	$2,456	$(7,497)	$4,967	$(7,422)

See notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

(in thousands except share and per share data)

					Accumulated
	Number of				Other
	Common	Common		Undivided	Comprehensive
	Shares	Stock	Surplus	Profits	Loss	Total
Balance, January 1, 2014	5,123,186	$5,123	$65,780	$34,259	$(6,015)	$99,147
Net income				914		914
Other comprehensive income, net of tax					4,053	4,053
Cash dividends ($.10 per share)				(512)		(512)

Balance, June 30, 2014	5,123,186	$5,123	$65,780	$34,661	$(1,962)	$103,602

Note: Balances as of January 1, 2014 were audited.

See notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)(unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$914	$(541)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	894	884
Provision for allowance for loan losses	1,074	4,077
Loss on sales of other real estate	76	5
Writedown of other real estate	174	22
Gain on sales of bank premises and equipment		(15)
Income from other investments	(30)	(9)
Gain on sales and calls of securities		(255)
Accretion of held to maturity securities	(1)	(1)
Change in accrued interest receivable	(177)	195
Increase in cash surrender value of life insurance	(245)	(243)
Change in other assets	1,508	1,032
Change in other liabilities	(868)	(980)

Net cash provided by operating activities	$3,319	$4,171

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(in thousands) (unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from investing activities:
Proceeds from maturities, sales and calls of available for sale securities	$10,705	$122,214
Proceeds from maturities of held to maturity securities	215
Purchases of available for sale securities	(1,844)	(155,825)
Purchases of held to maturity securities	(2,083)	(2,606)
Redemption of Federal Home Loan Bank stock	268	1,729
Redemption of other investments	236	230
Proceeds from sales of bank premises and equipment		19
Proceeds from sales of other real estate	650	515
Insurance proceeds from casualty loss on other real estate		57
Loans, net change	13,062	26,785
Acquisition of bank premises and equipment	(124)	(723)
Investment in cash surrender value of life insurance	(64)	(59)

Net cash provided by (used in) investing activities	21,021	(7,664)

Cash flows from financing activities:
Demand and savings deposits, net change	13,273	16,867
Time deposits, net change	(17,988)	(11,981)
Cash dividends	(512)
Retirement of common stock		(99)
Borrowings from Federal Home Loan Bank	1,309,500
Repayments to Federal Home Loan Bank	(1,310,618)	(113)
Federal funds purchased and securities sold under agreements to repurchase, net change	(22,269)	(2,863)

Net cash provided by (used in) financing activities	(28,614)	1,811

Net decrease in cash and cash equivalents	(4,274)	(1,682)
Cash and cash equivalents, beginning of period	36,264	54,020

Cash and cash equivalents, end of period	$31,990	$52,338

See notes to consolidated financial statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2014 and 2013

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

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the financial position of the Company and its subsidiaries as of June 30, 2014 and the results of their operations and their cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2013 Annual Report and Form 10-K.

The results of operations for the quarter or six months ended June 30, 2014, are not necessarily indicative of the results to be expected for the full year.

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

2. Earnings Per Share:

Per share data is based on the weighted average shares of common stock outstanding of 5,123,186 and 5,132,494 for the quarters ended June 30, 2014 and 2013, respectively, and 5,123,186 and 5,134,620 for the six months ended June 30, 2014 and 2013, respectively.

3. Statements of Cash Flows:

The Company has defined cash and cash equivalents as cash and due from banks. The Company paid $525,244 and $814,566 for the six months ended June 30, 2014 and 2013, respectively, for interest on deposits and borrowings. Income tax payments of $320,000 and $310,000 were made during the six months ended June 30, 2014 and 2013, respectively. Loans transferred to other real estate amounted to $194,328 and $415,959 during the six months ended June 30, 2014 and 2013, respectively.

4. Investments:

The amortized cost and fair value of securities at June 30, 2014 and December 31, 2013, are as follows (in thousands):

		Gross	Gross
		Unrealized	Unrealized
June 30, 2014	Amortized Cost	Gains	Losses	Fair Value
Available for sale securities:
Debt securities:
U.S. Treasuries	$44,658	$133	$(593)	$44,198
U.S. Government agencies	148,797	750	(6,430)	143,117
Mortgage-backed securities	48,214	512	(447)	48,279
States and political subdivisions	35,096	1,378		36,474

Total debt securities	276,765	2,773	(7,470)	272,068
Equity securities	650			650

Total available for sale securities	$277,415	$2,773	$(7,470)	$272,718

Held to maturity securities:
States and political subdivisions	$13,011	$45	$(174)	$12,882

Total held to maturity securities	$13,011	$45	$(174)	$12,882

		Gross	Gross
		Unrealized	Unrealized
December 31, 2013	Amortized Cost	Gains	Losses	Fair Value
Available for sale securities:
Debt securities:
U.S. Treasuries	$44,636	$54	$(1,042)	$43,648
U.S. Government agencies	155,772	734	(10,701)	145,805
Mortgage-backed securities	51,454	141	(1,269)	50,326
States and political subdivisions	33,764	1,248	(1)	35,011

Total debt securities	285,626	2,177	(13,013)	274,790
Equity securities	650			650

Total available for sale securities	$286,276	$2,177	$(13,013)	$275,440

Held to maturity securities:
States and political subdivisions	$11,142	$13	$(469)	$10,686

Total held to maturity securities	$11,142	$13	$(469)	$10,686

The amortized cost and fair value of debt securities at June 30, 2014 (in thousands), by contractual maturity, are shown on the next page. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale securities:
Due in one year or less	$16,420	$16,516
Due after one year through five years	62,763	62,922
Due after five years through ten years	61,068	61,216
Due after ten years	88,300	83,135
Mortgage-backed securities	48,214	48,279

Totals	$276,765	$272,068

Held to maturity securities:
Due in one year or less	$659	$662
Due after one year through five years	3,031	3,035
Due after five years through ten years	5,877	5,852
Due after ten years	3,444	3,333

Totals	$13,011	$12,882

Available for sale and held to maturity securities with gross unrealized losses at June 30, 2014 and December 31, 2013, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows (in thousands):

	Less Than Twelve Months		Over Twelve Months			Total
		Gross			Gross		Gross
		Unrealized			Unrealized		Unrealized
	Fair Value	Losses	Fair Value		Losses	Fair Value	Losses
June 30, 2014:
U.S. Treasuries	$10,949	$42		$33,249	$551	$44,198	$593
U.S. Government agencies	9,769	251		133,347	6,179	143,116	6,430
Mortgage-backed securities	17,934	45		30,345	402	48,279	447
States and political subdivisions	5,999	17		36,326	157	42,325	174

TOTAL	$44,651	$355		$233,267	$7,289	$277,918	$7,644

December 31, 2013:
U.S. Treasuries	$29,708	$1,042	$		$	$29,708	$1,042
U.S. Government agencies	113,446	10,322		4,621	379	118,067	10,701
Mortgage-backed securities	44,269	1,269				44,269	1,269
States and political subdivisions	7,690	470				7,690	470

TOTAL	$195,113	$13,103		$4,621	$379	$199,734	$13,482

At June 30, 2014, 7 of the 11 securities issued by the U.S. Treasury, 24 of the 29 securities issued by U.S. Government agencies, 7 of the 13 mortgage-backed securities and 23 of the 160 securities issued by states and political subdivisions contained unrealized losses.

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

Securities with a fair value of $272,208,237 and $262,830,011 at June 30, 2014 and December 31, 2013, respectively, were pledged to secure public deposits, federal funds purchased and other balances required by law.

Proceeds from the sale of available for sale debt securities were $24,989,844 for the six months ended June 30, 2013. Available for sale debt securities were sold for a realized gain of $254,841. There were no sales of available for sale securities in 2014.

5. Loans:

The composition of the loan portfolio at June 30, 2014 and December 31, 2013, is as follows (in thousands):

	June 30, 2014	December 31, 2013
Gaming	$27,993	$29,570
Residential and land development	19,060	19,403
Real estate, construction	43,333	44,987
Real estate, mortgage	233,364	237,158
Commercial and industrial	28,896	35,007
Other	8,873	9,224

Total	$361,519	$375,349

The age analysis of the loan portfolio, segregated by class of loans, as of June 30, 2014 and December 31, 2013, is as follows (in thousands):

									Loans Past
									Due Greater
	Number of Days Past Due								Than 90
					Greater	Total		Total	Days &
	30 - 59		60 - 89		Than 90	Past Due	Current	Loans	Still Accruing
June 30, 2014:
Gaming	$		$		$591	$591	$27,402	$27,993	$
Residential and land development					13,391	13,391	5,669	19,060
Real estate, construction		1,082		772	1,963	3,817	39,516	43,333
Real estate, mortgage		9,790		1,828	4,645	16,263	217,101	233,364	497
Commercial and industrial		5,157		10	15	5,182	23,714	28,896	15
Other		95		61		156	8,717	8,873

Total		$16,124		$2,671	$20,605	$39,400	$322,119	$361,519	$512

December 31, 2013:
Gaming	$		$		$	$	$29,570	$29,570	$
Residential and land development		51			13,572	13,623	5,780	19,403
Real estate, construction		3,846			9,452	13,298	31,689	44,987	146
Real estate, mortgage		6,910		2,684	5,134	14,728	222,430	237,158	505
Commercial and industrial		1,192				1,192	33,815	35,007
Other		227		5		232	8,992	9,224

Total		$12,226		$2,689	$28,158	$43,073	$332,276	$375,349	$651

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

An analysis of the loan portfolio by loan grade, segregated by class of loans, as of June 30, 2014 and December 31, 2013, is as follows (in thousands):

	Loans With A Grade Of:
	A or B	C		D		E	F	Total
June 30, 2014:
Gaming	$25,530	$		$		$2,463	$	$27,993
Residential and land development	4,142		1,492		35	13,391		19,060
Real estate, construction	37,059		1,111		2,233	2,930		43,333
Real estate, mortgage	200,890		4,803		17,433	10,238		233,364
Commercial and industrial	26,309		309		2,250	28		28,896
Other	8,820		28		22	3		8,873

Total	$302,750		$7,743		$21,973	$29,053	$	$361,519

December 31, 2013:
Gaming	$23,975		$2,500	$		$3,095	$	$29,570
Residential and land development	4,236		1,544		51	13,572		19,403
Real estate, construction	38,808		781		2,220	3,178		44,987
Real estate, mortgage	204,569		4,495		17,852	10,242		237,158
Commercial and industrial	31,902		682		2,402	21		35,007
Other	9,131		24		50	19		9,224

Total	$312,621		$10,026		$22,575	$30,127	$	$375,349

A loan may be impaired but not on nonaccrual status when the loan is well secured and in the process of collection. Total loans on nonaccrual as of June 30, 2014 and December 31, 2013, are as follows (in thousands):

	June 30, 2014	December 31, 2013
Gaming	$591	$1,223
Residential and land development	13,391	13,572
Real Estate, construction	2,533	2,588
Real Estate, mortgage	8,393	8,788

Total	$24,908	$26,171

The Company has modified certain loans by granting interest rate concessions to these customers. These loans are in compliance with their modified terms, are currently accruing and the Company has classified them as troubled debt restructurings. Troubled debt restructurings as of June 30, 2014 and December 31, 2013 were as follows (in thousands except for number of contracts):

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded	Related
	Contracts	Investment	Investment	Allowance
June 30, 2014:
Real estate, construction	2	$881	$881	$265
Real estate, mortgage	6	9,915	9,915	2,136
Commercial and industrial	1	667	667

Total	9	$11,463	$11,463	$2,401

December 31, 2013:
Real estate, construction	2	$891	$891	$270
Real estate, mortgage	6	10,012	10,012	994
Commercial and industrial	1	678	678

Total	9	$11,581	$11,581	$1,264

Impaired loans, which include loans classified as nonaccrual and troubled debt restructurings, segregated by class of loans, as of June 30, 2014 and December 31, 2013, are as follows (in thousands):

	Unpaid Principal Balance	Recorded Investment	Related Allowance		Average Recorded Investment	Interest Income Recognized
June 30, 2014:
With no related allowance recorded:
Gaming	$1,691	$591	$		$1,115	$
Residential and land development	4,425	4,425			4,425
Real estate, construction	2,271	2,271			2,271		13
Real estate, mortgage	9,995	9,396			9,464		19
Commercial and industrial	667	667			673		13

Total	$19,049	$17,350	$		$17,948		$45

With a related allowance recorded:
Residential and land development	$17,395	$8,966		$436	$8,970	$
Real estate, construction	1,143	1,143		294	1,160		6
Real estate, mortgage	8,912	8,912		2,233	9,033		168

Total	$27,450	$19,021		$2,963	$19,163		$174

Total by class of loans:
Gaming	$1,691	$591	$		$1,115	$
Residential and land development	21,820	13,391		436	13,395
Real estate, construction	3,414	3,414		294	3,431		19
Real estate, mortgage	18,907	18,308		2,233	18,497		187
Commercial and industrial	667	667			673		13

Total	$46,499	$36,371		$2,963	$37,111		$219

	Unpaid Principal Balance	Recorded Investment	Related Allowance		Average Recorded Investment	Interest Income Recognized
December 31, 2013:
With no related allowance recorded:
Residential and land development	$4,425	$4,425	$		$4,465	$
Real estate, construction	2,294	2,294			2,054		26
Real estate, mortgage	9,722	9,123			9,097		26
Commercial and industrial	678	678			689		24

Total	$17,119	$16,520	$		$16,305		$76

With a related allowance recorded:
Gaming	$1,698	$1,223		$626	$1,316	$
Residential and land development	17,576	9,147		471	15,909
Real estate, construction	1,185	1,185		337	1,239		23
Real estate, mortgage	9,677	9,677		1,110	8,801		306

Total	$30,136	$21,232		$2,544	$27,265		$329

Total by class of loans:
Gaming	$1,698	$1,223		$626	$1,316	$
Residential and land development	22,001	13,572		471	20,374
Real estate, construction	3,479	3,479		337	3,293		49
Real estate, mortgage	19,399	18,800		1,110	17,898		332
Commercial and industrial	678	678			689		24

Total	$47,255	$37,752		$2,544	$43,570		$405

6. Allowance for Loan Losses:

Transactions in the allowance for loan losses for the quarters and six months ended June 30, 2014 and 2013, and the balances of loans, individually and collectively evaluated for impairment, as of June 30, 2014 and 2013, are as follows (in thousands):

	Gaming		Residential and Land Development	Real Estate, Construction	Real Estate, Mortgage	Commercial and Industrial	Other		Total
For the Six Months Ended June 30, 2014:
Allowance for Loan Losses:
Beginning Balance		$977	$776	$695	$5,553	$632		$301	$8,934
Charge-offs		(626)		(4)	(36)	(6)		(116)	(788)
Recoveries		80			81	24		29	214
Provision		(76)	(71)	(5)	1,151	3		72	1,074

Ending Balance		$355	$705	$686	$6,749	$653		$286	$9,434

For the Quarter Ended June 30, 2014:
Allowance for Loan Losses:
Beginning Balance		$1,004	$775	$777	$5,983	$643		$280	$9,462
Charge-offs		(626)			(36)	(6)		(39)	(707)
Recoveries		35			81	12		14	142
Provision		(58)	(70)	(91)	721	4		31	537

Ending Balance		$355	$705	$686	$6,749	$653		$286	$9,434

Allowance for loan losses, June 30, 2014:
Ending balance: individually evaluated for impairment	$		$436	$578	$2,967	$321	$		$4,302

Ending balance: collectively evaluated for impairment		$355	$269	$108	$3,782	$332		$286	$5,132

Total Loans, June 30, 2014:
Ending balance: individually evaluated for impairment		$2,463	$13,426	$5,162	$27,671	$2,279		$25	$51,026

Ending balance: collectively evaluated for impairment		$25,530	$5,634	$38,171	$205,693	$26,617		$8,848	$310,493

	Gaming	Residential and Land Development	Real Estate, Construction	Real Estate, Mortgage	Commercial and Industrial	Other	Total
For the Six Months Ended June 30, 2013:
Allowance for Loan Losses:
Beginning Balance	$1,541	$200	$967	$5,273	$593	$283	$8,857
Charge-offs	(474)		(47)	(281)		(130)	(932)
Recoveries		67		2	22	57	148
Provision	(81)	3,076	410	594	12	66	4,077

Ending Balance	$986	$3,343	$1,330	$5,588	$627	$276	$12,150

For the Quarter Ended June 30, 2013:
Allowance for Loan Losses:
Beginning Balance	$1,146	$238	$935	$5,551	$667	$298	$8,835
Charge-offs			(47)	(223)		(65)	(335)
Recoveries		67		1	11	33	112
Provision	(160)	3,038	442	259	(51)	10	3,538

Ending Balance	$986	$3,343	$1,330	$5,588	$627	$276	$12,150

Allowance for loan losses, June 30, 2013:
Ending balance: individually evaluated for impairment	$626	$3,143	$1,302	$2,220	$331	$33	$7,655

Ending balance: collectively evaluated for impairment	$360	$200	$28	$3,368	$296	$243	$4,495

Total Loans, June 30, 2013:
Ending balance: individually evaluated for impairment	$21,579	$20,974	$7,794	$29,759	$2,320	$73	$82,499

Ending balance: collectively evaluated for impairment	$28,758	$6,109	$42,153	$203,399	$32,019	$8,161	$320,599

7. Deposits:

At June 30, 2014, time deposits of $100,000 or more include brokered deposits of $5,000,000, which mature in 2017.

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

Borrowings from Federal Home Loan Bank

The fair value of Federal Home Loan Bank (“FHLB”) fixed rate borrowings is estimated using discounted cash flows based on current incremental borrowing rates for similar types of borrowing arrangements. The fair value of FHLB variable rate borrowings is estimated to be its carrying value.

The balances of available for sale securities, which are the only assets measured at fair value on a recurring basis, by level within the fair value hierarchy and by investment type, as of June 30, 2014 and December 31, 2013 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
June 30, 2014:
U.S. Treasuries	$44,198	$	$44,198	$
U.S. Government agencies	143,117		143,117
Mortgage-backed securities	48,279		48,279
States and political subdivisions	36,474		36,474
Equity securities	650		650

Total	$272,718	$	$272,718	$

December 31, 2013:
U.S. Treasuries	$43,648	$	$43,648	$
U.S. Government agencies	145,805		145,805
Mortgage-backed securities	50,326		50,326
States and political subdivisions	35,011		35,011
Equity securities	650		650

Total	$275,440	$	$275,440	$

Impaired loans, which are measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of June 30, 2014 and December 31, 2013 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
June 30, 2014	$16,200	$	$	$16,200
December 31, 2013	18,831			18,831

The following table presents a summary of changes in the fair value of impaired loans which are measured using level 3 inputs (in thousands):

	For the six Months Ended June 30, 2014	For the Year Ended December 31, 2013
Balance, beginning of period	$18,831	$16,030
Additions to impaired loans and troubled debt restructurings	203	17,424
Principal payments, charge-offs and transfers to other real estate	(2,416)	(15,153)
Change in allowance for loan losses on impaired loans	(418)	530

Balance, end of period	$16,200	$18,831

Other real estate, which is measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of June 30, 2014 and December 31, 2013 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
June 30, 2014	$8,924	$	$	$8,924
December 31, 2013	9,630			9,630

The following table presents a summary of changes in the fair value of other real estate which is measured using level 3 inputs (in thousands):

	For the Six Months Ended June 30, 2014	For the Year Ended December 31, 2013
Balance, beginning of period	$9,630	$7,008
Loans transferred to ORE	194	4,537
Sales	(726)	(1,188)
Writedowns	(174)	(670)
Insurance proceeds for casualty loss		(57)

Balance, end of period	$8,924	$9,630

The carrying value and estimated fair value of assets and liabilities, by level within the fair value hierarchy, at June 30, 2014 and December 31, 2013, are as follows (in thousands):

	Carrying	Fair Value Measurements Using
	Amount	Level 1	Level 2		Level 3		Total
June 30, 2014:
Financial Assets:
Cash and due from banks	$31,990	$31,990	$		$		$31,990
Available for sale securities	272,718			272,718			272,718
Held to maturity securities	13,011			12,882			12,882
Other investments	3,056	3,056					3,056
Federal Home Loan Bank stock	3,566			3,566			3,566
Loans, net	352,085					362,711	362,711
Other real estate	8,924					8,924	8,924
Cash surrender value of life insurance	17,765					17,765	17,765
Financial Liabilities:
Deposits:
Non-interest bearing	114,471	114,471					114,471
Interest bearing	309,372					311,066	311,066
Federal funds purchased and securities sold under agreements to repurchase	117,370	117,370					117,370
Borrowings from Federal Home Loan Bank	76,566			77,527			77,527
December 31, 2013:
Financial Assets:
Cash and due from banks	$36,264	$36,264	$		$		$36,264
Available for sale securities	257,440			275,440			275,440
Held to maturity securities	11,142			10,686			10,686
Other investments	3,262	3,262					3,262
Federal Home Loan Bank stock	3,834			3,834			3,834
Loans, net	366,415					369,117	369,117
Other real estate	9,630					9,630	9,630
Cash surrender value of life insurance	17,456					17,456	17,456
Financial Liabilities:
Deposits:
Non-interest bearing	107,117	107,117					107,117
Interest bearing	321,441					322,535	322,535
Federal funds purchased and securities sold under agreements to repurchase	139,639	139,639					139,639
Borrowings from Federal Home Loan Bank	77,684			79,051			79,051

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

Net income for the second quarter of 2014 was $335,000 compared with a net loss of $1,147,000 for the second quarter of 2013 and net income for the first half of 2014 was $914,000 as compared with a net loss of $541,000 for the first half of 2013. The improved net earnings was directly related to lower provisions for the allowance for loan losses in 2014. The provision for the allowance for loan losses was $537,000 and $1,074,000 for the second quarter and first half of 2014, respectively, compared with $3,538,000 and $4,077,000, respectively, for the second quarter and first half of 2013.

Managing the net interest margin in the Company’s highly competitive market and in context of larger economic conditions has been very challenging and will continue to be so for the foreseeable future. The yield on average loans has increased as nonaccrual loans have decreased significantly in 2014 as compared with 2013. The Company extended durations on its investments during 2013 in order to increase yield, which can be seen from the improved yield on average available for sale securities.

Monitoring asset quality, estimating potential losses in our loan portfolio and addressing non-performing loans continue to be emphasized during these difficult economic times, as the local and national economy continues to negatively impact collateral values and borrowers’ ability to repay their loans. There has been improvement in nonaccrual loans in recent quarters, and the Company is working diligently to continue that trend. The Company’s nonaccrual loans totaled $24,908,000 and $26,171,000 at June 30, 2014 and December 31, 2013, respectively. Most of these loans are collateral-dependent, and the Company has rigorously evaluated the value of its collateral to determine potential losses.

Non-interest income decreased $131,000 and $35,000 for the three and six months ended June 30, 2014 as compared with 2013 results. Service charges on deposit accounts increased $110,000 for the three months ended June 30, 2014 as compared with 2013, and increased $188,000 for the six months ended June 30, 2014 as compared with 2013. Results for the three and six months ended June 30, 2013 included gains on sales of securities of $255,000, while there were no sales in 2014.

Non-interest expense increased $827,000 and $1,166,000 for the three and six months ended June 30, 2014 as compared with 2013 results. This increase for the three months ended June 30, 2014 was the result of increases in salaries and employee benefits of $352,000, equipment rentals, depreciation and maintenance of $95,000, FDIC assessments of $111,000, and ATM expenses of $147,000 as compared with 2013. These increases for the six months ended June 30, 2014 were the result of increases in salaries and employee benefits of $424,000, equipment rentals, depreciation and maintenance of $131,000, FDIC assessments of $95,000, and ATM expenses of $224,000 as compared with 2013.

Total assets at June 30, 2014 decreased $23,104,000 as compared with December 31, 2013. Loans decreased $13,830,000 at June 30, 2014 as compared with December 31, 2013, as principal payments, maturities, charge-offs and foreclosures on existing loans exceeded new loans.

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

Quarter Ended June 30, 2014 as Compared with Quarter Ended June 30, 2013

The Company’s average interest earning assets decreased approximately $88,688,000, or 12%, from approximately $746,996,000 for the second quarter of 2013 to approximately $658,308,000 for the second quarter of 2014. Average loans decreased as loan demand has been weak in the Company’s trade area and the volume of maturities and pay-offs, particularly in the gaming portfolio, have been significant. Federal funds sold also decreased based on the liquidity position of the bank subsidiary.

The average yield on earning assets increased by 43 basis points, from 3.18% for the second quarter of 2013 to 3.61% for the second quarter of 2014. The yield on average loans increased from 4.24% in 2013 to 4.57% in 2014 as a result of the reduction in nonaccrual loans. Average nonaccrual loans decreased from approximately $49,668,000 in 2013 to approximately $25,447,000 in 2014. The yield on average taxable available for sale securities increased from 1.61% for the second quarter of 2013 to 2.01% for the second quarter of 2014 as a result of the Company’s strategy of extending the duration of new investments. Future security purchases may be of shorter duration in anticipation of rising rates in the future.

Average interest bearing liabilities decreased approximately $73,628,000, or 13%, from approximately $588,106,000 for the second quarter of 2013 to approximately $514,478,000 for the second quarter of 2014. Average time deposits decreased primarily as $11,500,000 in brokered deposits matured in August of 2013. Average federal funds purchased and securities sold under agreements to repurchase, which only included non-deposit accounts, decreased $76,021,000 as these customers reallocate their balances periodically. Average borrowings from the Federal Home Loan Bank increased $52,418,000 due to the liquidity needs of the bank subsidiary.

The average rate paid on interest bearing liabilities for the second quarter of 2013 and the second quarter of 2014 was the same. The Company believes that it is unlikely that its cost of funds can be materially reduced further; however, any opportunity to do so will be considered.

The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 3.40% for the quarter ended June 30, 2014, up 43 basis points from 2.97% for the quarter ended June 30, 2013.

Six Months Ended June 30, 2014 as Compared with Six Months Ended June 30, 2013

The Company’s average interest earning assets decreased approximately $92,382,000, or 12%, from approximately $756,359,000 for the first half of 2013 to approximately $663,977,000 for the first half of 2014. Average loans decreased as loan demand has been weak in the Company’s trade area and the volume of maturities and pay-offs, particularly in the gaming portfolio, have been significant. Federal funds sold also decreased based on the liquidity position of the bank subsidiary.

The average yield on earning assets increased by 44 basis points, from 3.17% for the first half of 2013 to 3.61% for the first half of 2014, with the biggest impact to the yield on taxable available for sale securities. The yield on average loans increased from 4.22% for the first half of 2013 to 4.57%

for the first half of 2014 as a result of the reduction in nonaccrual loans. Average nonaccrual loans decreased from approximately $51,780,000 in 2013 to approximately $25,540,000 in 2014. The yield on average taxable available for sale securities increased from 1.64% for the first half of 2013 to 2.01% for the first half of 2014 as a result of the Company’s strategy of extending the duration of new investments. Future security purchases may be of shorter duration in anticipation of rising rates in the future.

Average interest bearing liabilities decreased approximately $80,753,000, or 13%, from approximately $603,625,000 for the first half of 2013 to approximately $522,872,000 for the first half of 2014. Average time deposits decreased primarily as $24,000,000 in brokered deposits matured during 2013. Average federal funds purchased and securities sold under agreements to repurchase, which only included non-deposit accounts, decreased $61,375,000 as these customers reallocate their balances periodically. Average borrowings from the Federal Home Loan Bank increased $42,477,000 due to the liquidity needs of the bank subsidiary.

The average rate paid on interest bearing liabilities decreased 3 basis points, from .27% for the first half of 2013 to .24% for the first half of 2014. The Company believes that it is unlikely that its cost of funds can be materially reduced further; however, any opportunity to do so will be considered.

The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 3.42% for the six months ended June 30, 2014, up 46 basis points from 2.96% for the six months ended June 30, 2013.

The tables on the following pages analyze the changes in tax-equivalent net interest income for the quarters ended June 30, 2014 and 2013 and the six months ended June 30, 2014 and 2013.

Analysis of Average Balances, Interest Earned/Paid and Yield

(In Thousands)

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate
Loans (2)(3)	$364,713	$4,165	4.57%	$409,527	$4,339	4.24%
Federal funds sold	4,135	3	0.29%	41,747	31	0.30%
HTM:
Non taxable (1)	12,665	111	3.51%	9,368	85	3.63%
AFS:
Taxable	238,348	1,197	2.01%	247,670	996	1.61%
Non taxable (1)	34,495	468	5.43%	37,383	493	5.28%
Other	3,952	3	0.30%	1,301	3	0.92%

Total	$658,308	$5,947	3.61%	$746,996	$5,947	3.18%

Savings & interest-bearing DDA	$239,772	$46	0.08%	$252,948	$50	0.08%
Time deposits	93,106	228	0.98%	129,955	265	0.82%
Federal funds purchased	121,352	22	0.07%	197,373	43	0.09%
FHLB advances	60,248	56	0.37%	7,830	40	2.04%

Total	$514,478	$352	0.27%	$588,106	$398	0.27%

Net tax-equivalent spread			3.34%			2.91%

Net tax-equivalent margin on earning assets			3.40%			2.97%

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2014 and 2013.
(2)	Loan fees of $128 and $97 for 2014 and 2013, respectively, are included in these figures.
(3)	Includes nonaccrual loans.

Analysis of Average Balances, Interest Earned/Paid and Yield

(In Thousands)

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate
Loans (2)(3)	$368,217	$8,417	4.57%	$416,291	$8,778	4.22%
Federal funds sold	5,651	7	0.25%	48,675	64	0.26%
HTM:
Non taxable (1)	12,461	218	3.50%	8,713	162	3.72%
AFS:
Taxable	238,986	2,405	2.01%	243,546	2,000	1.64%
Non taxable (1)	34,813	940	5.40%	37,489	983	5.24%
Other	3,849	4	0.21%	1,645	6	0.73%

Total	$663,977	$11,991	3.61%	$756,359	$11,993	3.17%

Savings & interest-bearing DDA	$235,906	$88	0.07%	$261,564	$97	0.07%
Time deposits	96,412	395	0.82%	132,609	538	0.81%
Federal funds purchased	140,221	49	0.07%	201,596	89	0.09%
FHLB advances	50,333	106	0.42%	7,856	81	2.06%

Total	$522,872	$638	0.24%	$603,625	$805	0.27%

Net tax-equivalent spread			3.37%			2.90%

Net tax-equivalent margin on earning assets			3.42%			2.96%

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2014 and 2013.
(2)	Loan fees of $256 and $246 for 2014 and 2013, respectively, are included in these figures.
(3)	Includes nonaccrual loans.

Analysis of Changes in Interest Income and Interest Expense

(In Thousands)

	For the Quarter Ended
	June 30, 2014 compared with June 30, 2013
	Volume	Rate	Rate/Volume	Total
Interest earned on:
Loans	$(475)	$336	$(35)		$(174)
Federal funds sold	(28)	(1)	1		(28)
Held to maturity securities:
Non taxable	30	(3)	(1)		26
Available for sale securities:
Taxable	(37)	248	(10)		201
Non taxable	(38)	14	(1)		(25)
Other	6	(2)	(4)

Total	$(542)	$592	$(50)	$

Interest paid on:
Savings & interest-bearing DDA	$(3)	$(2)	$1		$(4)
Time deposits	(75)	53	(15)		(37)
Federal funds purchased	(17)	(7)	3		(21)
FHLB advances	268	(33)	(219)		16

Total	$173	$11	$(230)		$(46)

Analysis of Changes in Interest Income and Interest Expense

(In Thousands)

	For the Six Months Ended
	June 30, 2014 compared with June 30, 2013
	Volume	Rate	Rate/Volume		Total
Interest earned on:
Loans	$(1,014)	$737		$(84)	$(361)
Federal funds sold	(57)	(4)		4	(57)
Held to maturity securities:
Non taxable	70	(10)		(4)	56
Available for sale securities:
Taxable	(37)	451		(9)	405
Non taxable	(70)	29		(2)	(43)
Other	8	(4)		(6)	(2)

Total	$(1,100)	$1,199		$(101)	$(2)

Interest paid on:
Savings & interest-bearing DDA	$(10)	$1	$		$(9)
Time deposits	(147)	5		(1)	(143)
Federal funds purchased	(27)	(18)		5	(40)
FHLB advances	438	(64)		(349)	25

Total	$254	$(76)		$(345)	$(167)

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

The Company’s on-going, systematic evaluation resulted in the Company recording a provision for loan losses of $537,000 and $3,538,000 for the second quarters of 2014 and 2013, respectively, and $1,074,000 and $4,077,000 for the first half of 2014 and 2013, respectively. The allowance for loan losses as a percentage of loans was 2.61% and 2.38% at June 30, 2014 and December 31, 2013, respectively. The Company’s analysis includes evaluating the current values of collateral securing all nonaccrual loans. Even though nonaccrual loans were $24,908,000 and $26,171,000 at June 30, 2014 and December 31, 2013, respectively, specific reserves of only $562,000 and $1,280,000, respectively, have been allocated to these loans as collateral values appear sufficient to cover loan losses or the loan balances have been charged down to their realizable value. The Company believes that its allowance for loan losses is appropriate as of June 30, 2014.

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

Non-interest income

Quarter Ended June 30, 2014 as Compared with Quarter Ended June 30, 2013

Non-interest income decreased $131,000 for the second quarter of 2014 as compared with the second quarter of 2013. Trust department income and fees and service charges on deposit accounts increased in 2014 as compared with 2013. During the second quarter of 2013, the Company realized gains from sales and calls of securities while there were no sales or calls in 2014.

Trust department income and fees increased $21,000 in 2014 as compared with 2013 as a result of the increase in market value, on which fees are based, of personal trust accounts.

Service charges on deposit accounts increased by $110,000 during the second quarter of 2014 as compared with the second quarter of 2013. Fees from service charges increased $36,000 as a result of the Company increasing per account and per transaction fees during the third quarter of 2013 and ATM fee income increased $66,000 as the Company added three new off-site ATMs and per transaction fees increased.

Six Months Ended June 30, 2014 as Compared with Six Months Ended June 30, 2013

Non-interest income decreased $35,000 for the first half of 2014 as compared with the first half of 2013. Trust department income and fees and service charges on deposit accounts increased in 2014 as compared with 2013. During the first half of 2013, the Company realized gains from sales and calls of securities while there were no sales or calls in 2014.

Trust department income and fees increased $23,000 in 2014 as compared with 2013 as a result of the increase in market value, on which fees are based, of personal trust accounts.

Service charges on deposit accounts increased by $188,000 during the first half of 2014 as compared with the first half of 2013. Fees from service charges increased $63,000 as a result of the Company increasing per account and per transaction fees during the third quarter of 2013. NSF fee income decreased $28,000. While NSF fee fluctuations are difficult to predict or analyze, it appears that customers may change their overdraft activity based on general economic conditions. ATM fee income increased $142,000 as the Company added three new off-site ATMs and per transaction fees increased.

Non-interest expense

Quarter Ended June 30, 2014 as Compared with Quarter Ended June 30, 2013

Total non-interest expense increased $827,000 for the second quarter of 2014 as compared with the second quarter of 2013. Salaries and employee benefits increased $352,000; equipment rentals, depreciation and maintenance increased $95,000; FDIC assessments increased $111,000; data processing expenses increased $55,000 and ATM expense increased $147,000 for the second quarter of 2014 as compared with the second quarter of 2013.

The increase in salaries and employee benefits was primarily the result of an increase in salaries and increase in costs relating to the deferred compensation plans. Salaries increased $77,000 in the second quarter of 2014 as compared with the second quarter of 2013 due to merit raises. Costs associated with the Company’s deferred compensation plans increased $260,000 as a result of a change in the discount rate utilized to compute the related liabilities.

The increase in equipment rentals, depreciation and maintenance expense was primarily the result of servicing costs associated with bank-wide hardware and software conversions during 2014.

FDIC assessment costs in 2013 included a refund of prepaid assessments which results in 2013 expense being lower than 2014 expense.

Data processing costs increased in 2014 as compared with 2013 as result of additional costs associated with bank-wide hardware and software conversions.

ATM expenses increased in 2014 as a result of increased ATM activity in the current year.

Six Months Ended June 30, 2014 as Compared with Six Months Ended June 30, 2013

Total non-interest expense increased $1,166,000 for the first half of 2014 as compared with the first half of 2013. Salaries and employee benefits increased $424,000; equipment rentals, depreciation and maintenance increased $131,000; FDIC assessments increased $95,000; data processing expenses increased $56,000 and ATM expense increased $224,000 for the first half of 2014 as compared with the first half of 2013.

The increase in salaries and employee benefits was primarily the result of an increase in salaries and increase in costs relating to the deferred compensation plans. Salaries increased $134,000 in the first half of 2014 as compared with the first half of 2013 due to merit raises. Costs associated with the Company’s deferred compensation plans increased $250,000 as a result of a change in the discount rate utilized to compute the related liabilities.

The increase in equipment rentals, depreciation and maintenance expense was primarily the result of servicing costs associated with bank-wide hardware and software conversions during 2014.

FDIC assessment costs in 2013 included a refund of prepaid assessments which results in 2013 expense being lower than 2014 expense.

Data processing costs increased in 2014 as compared with 2013 as result of additional costs associated with bank-wide hardware and software conversions.

ATM expenses increased in 2014 as a result of increased ATM activity in the current year.

Income Taxes (Benefit)

Income taxes have been impacted by non-taxable income and federal tax credits during the quarters and six months ended June 30, 2014 and 2013, as follows (in thousands except rate):

	Quarters Ended June 30,
	2014		2013
	Tax	Rate	Tax	Rate
Taxes at statutory rate	$34	34	$(676)	(34)
Increase (decrease) resulting from:
Tax-exempt interest income	(130)	(130)	(61)	(3)
Income from BOLI	(43)	(43)	(41)	(2)
Federal tax credits	(74)	(74)	(74)	(4)
Other	(22)	(22)	10	1

Total income taxes (benefit)	$(235)	(235)	$(842)	(42)

	Six Months Ended June 30,
	2014		2013
	Tax	Rate	Tax	Rate
Taxes at statutory rate	$201	34	$(466)	(34)
Increase (decrease) resulting from:
Tax-exempt interest income	(260)	(44)	(146)	(11)
Income from BOLI	(83)	(14)	(82)	(6)
Federal tax credits	(148)	(25)	(148)	(11)
Other	(34)	(6)	11	1

Total income taxes (benefit)	$(324)	(55)	$(831)	(61)

FINANCIAL CONDITION

Cash and due from banks decreased $4,274,000 at June 30, 2014, compared with December 31, 2013 in the management of the bank subsidiary’s liquidity position.

Loans decreased $13,830,000 at June 30, 2014 compared with December 31, 2013, as principal payments, maturities, charge-offs and foreclosures on existing loans exceeded new loans.

Other real estate (“ORE”) decreased $706,000 at June 30, 2014 as compared with December 31, 2013. Loans totaling $194,000 were transferred into ORE while $650,000 was sold for a loss of $76,000 and writedowns of ORE to fair value were $174,000 during the first six months of 2014.

Other assets decreased $2,183,000 at June 30, 2014 as compared with December 31, 2013 as deferred tax assets decreased $2,350,000 primarily as the increase in fair value of available for sale securities reduced an unrealized loss and other prepaid assets and receivables increased $371,000.

Total deposits decreased $4,715,000 at June 30, 2014, as compared with December 31, 2013. Typically, significant increases or decreases in total deposits and/or significant fluctuations among the different types of deposits from quarter to quarter are anticipated by Management as customers in the casino industry and county and municipal entities reallocate their resources periodically.

Federal funds purchased and securities sold under agreements to repurchase decreased $22,269,000 at June 30, 2014 as compared with December 31, 2013 as several county and municipal entities reallocated their balances from a non-deposit account during the first half of 2014.

Employee and director benefit plans liabilities increased $648,000 at June 30, 2014 as compared with December 31, 2013 due to deferred compensation benefits earned by officers and directors during 2014.

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

As of June 30, 2014, the most recent notification from the Federal Deposit Insurance Corporation categorized the bank subsidiary as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the bank subsidiary must have a Total risk-based capital ratio of 10.00% or greater, a Tier 1 risk-based capital ratio of 6.00% or greater and a Leverage capital ratio of 5.00% or greater. There are no conditions or events since that notification that Management believes have changed the bank subsidiary’s category.

The actual capital amounts and ratios and required minimum capital amounts and ratios for the Company as of June 30, 2014 and December 31, 2013, are as follows (in thousands):

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
June 30, 2014:
Total Capital (to Risk Weighted Assets)	$111,330	23.69%	$37,600	8.00%
Tier 1 Capital (to Risk Weighted Assets)	105,411	22.43%	18,800	4.00%
Tier 1 Capital (to Average Assets)	105,411	14.19%	29,711	4.00%
December 31, 2013:
Total Capital (to Risk Weighted Assets)	$111,141	22.79%	$39,022	8.00%
Tier 1 Capital (to Risk Weighted Assets)	105,009	21.54%	19,511	4.00%
Tier 1 Capital (to Average Assets)	105,009	13.48%	31,170	4.00%

The actual capital amounts and ratios and required minimum capital amounts and ratios for the Bank as of June 30, 2014 and December 31, 2013, are as follows (in thousands):

			For Capital Adequacy
	Acutal		Purposes		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2014:
Total Capital (to Risk Weighted Assets)	$107,602	22.93%	$37,548	8.00%	$46,935	10.00%
Tier 1 Capital (to Risk Weighted Assets)	101,691	21.67%	18,774	4.00%	28,161	6.00%
Tier 1 Capital (to Average Assets)	101,691	13.71%	29,677	4.00%	37,097	5.00%
December 31, 2013:
Total Capital (to Risk Weighted Assets)	$106,870	21.94%	$38,968	8.00%	$48,711	10.00%
Tier 1 Capital (to Risk Weighted Assets)	100,746	20.69%	19,484	4.00%	29,227	6.00%
Tier 1 Capital (to Average Assets)	100,746	13.02%	30,958	4.00%	38,697	5.00%

In addition to monitoring its risk-based capital ratios, the Company also determines the primary capital ratio on a quarterly basis. This ratio was 14.88% at June 30, 2014, which is well above the regulatory minimum of 6.00%. Management continues to emphasize the importance of maintaining the appropriate capital levels of the Company and has established the goal of maintaining its primary capital ratio at 8.00%, which is the minimum requirement for classification as being “well-capitalized” by the banking regulatory authorities.

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

Item 4: Controls and Procedures

As of June 30, 2014, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the period ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1: Legal Proceedings

The Bank is involved in various legal matters and claims which are being defended and handled in the ordinary course of business. None of these matters is expected, in the opinion of Management, to have a material adverse effect upon the financial position or results of operations of the Company.

Item 5: Other Information

None.

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 31.1:	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes—Oxley Act of 2002

Exhibit 31.2:	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes—Oxley Act of 2002

Exhibit 32.1:	Certification of Chief Executive Officer Pursuant to 18 U.S.C. ss. 1350

Exhibit 32.2:	Certification of Chief Financial Officer Pursuant to 18 U.S.C. ss. 1350

Exhibit 101	The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Condition at June 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the quarters and six months ended June 30, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the quarters and six months ended June 30, 2014 and 2013, (iv) Statement of Changes in Shareholders’ Equity for the six months ended June 30, 2014, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 and (vi) Notes to the Unaudited Consolidated Financial Statements for the six months ended June 30, 2014 and 2013.

(b) Reports on Form 8-K

A Form 8-K was filed on April 23, 2014, April 24, 2014, May 28, 2014 and July 23, 2014.

SIGNATURES

Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL CORPORATION (Registrant)

Date: August 13, 2014

By:	/s/ Chevis C. Swetman

Chevis C. Swetman
Chairman, President and Chief Executive Officer
(principal executive officer)

Date: August 13, 2014

By:	/s/ Lauri A. Wood

Lauri A. Wood
Chief Financial Officer and Controller
(principal financial and accounting officer)