Form 10-Q
period 2014-09-30
PEOPLES FINANCIAL CORP /MS/
filed 2014-11-13
CIK 770460

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date. Peoples Financial Corporation has only one class of common stock authorized. At October 31, 2014, there were 15,000,000 shares of $1 par value common stock authorized, with 5,123,186 shares issued and outstanding.

Part 1 - Financial Information

Item 1: Financial Statements

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition

(in thousands except share data)

	September 30, 2014	December 31, 2013
	(unaudited)	(audited)
Assets
Cash and due from banks	$31,379	$36,264

Federal funds sold	25,000

Available for sale securities	263,045	275,440

Held to maturity securities, fair value of $15,586 at September 30, 2014; $10,686 at December 31, 2013	15,617	11,142

Other investments	3,026	3,262

Federal Home Loan Bank Stock, at cost	4,302	3,834

Loans	358,192	375,349

Less: Allowance for loan losses	11,010	8,934

Loans, net	347,182	366,415

Bank premises and equipment, net of accumulated depreciation	24,105	25,308

Other real estate	9,710	9,630

Accrued interest receivable	2,206	2,607

Cash surrender value of life insurance	17,896	17,456

Other assets	9,802	10,906

Total assets	$753,270	$762,264

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition (continued)

(in thousands except share data)

	September 30, 2014	December 31, 2013
	(unaudited)	(audited)
Liabilities and Shareholders’ Equity
Liabilities:

Deposits:

Demand, non-interest bearing	$134,954	$107,117

Savings and demand, interest bearing	232,508	217,005

Time, $100,000 or more	41,056	60,519

Other time deposits	41,186	43,917

Total deposits	449,704	428,558

Federal funds purchased and securities sold under agreements to repurchase	120,774	139,639

Borrowings from Federal Home Loan Bank	62,505	77,684

Employee and director benefit plans liabilities	13,497	12,725

Other liabilities	4,417	4,511

Total liabilities	650,897	663,117

Shareholders’ Equity:
Common stock, $1 par value, 15,000,000 shares authorized, 5,123,186 shares issued and outstanding at September 30, 2014 and December 31, 2013	5,123	5,123

Surplus	65,780	65,780

Undivided profits	32,862	34,259

Accumulated other comprehensive loss, net of tax	(1,392)	(6,015)

Total shareholders’ equity	102,373	99,147

Total liabilities and shareholders’ equity	$753,270	$762,264

See notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Operations

(in thousands except per share data)(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest income:

Interest and fees on loans	$3,867	$4,217	$12,284	$12,995

Interest and dividends on securities:

U.S. Treasuries	159	139	473	430

U.S. Government agencies	785	828	2,390	2,307

Mortgage-backed securities	234	228	720	458

States and political subdivisions	405	384	1,169	1,140

Other investments	12	6	16	12

Interest on federal funds sold	5	3	12	67

Total interest income	5,467	5,805	17,064	17,409

Interest expense:

Deposits	482	293	965	928

Borrowings from Federal Home Loan Bank	66	43	172	124

Federal funds purchased and securities sold under agreements to repurchase	23	38	72	127

Total interest expense	571	374	1,209	1,179

Net interest income	4,896	5,431	15,855	16,230

Provision for allowance for loan losses	3,541	542	4,615	4,619

Net interest income after provision for allowance for loan losses	$1,355	$4,889	$11,240	$11,611

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Operations (continued)

(in thousands except per share data)(unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014	2013
Non-interest income:

Trust department income and fees		$391		$368	$1,108		$1,062

Service charges on deposit accounts		1,437		1,618	4,656		4,649

Gain on sales and calls of securities				3			258

Income (loss) from other investments		(30)		36			45

Increase in cash surrender value of life insurance		115		121	360		364

Other income		166		160	452		460

Total non-interest income		2,079		2,306	6,576		6,838

Non-interest expense:

Salaries and employee benefits		3,002		3,005	9,417		8,996

Net occupancy		600		544	1,867		1,780

Equipment rentals, depreciation and maintenance		748		722	2,321		2,164

FDIC assessments		259		162	799		607

Data processing		328		305	1,004		925

ATM expense		657		635	2,072		1,826

Other expense		893		1,041	2,799		2,742

Total non-interest expense		6,487		6,414	20,279		19,040

Income (loss) before income tax benefit		(3,053)		781	(2,463)		(591)

Income tax benefit		(1,254)		(105)	(1,578)		(936)

Net income (loss)		$(1,799)		$886	$(885)		$345

Basic and diluted earnings (loss) per share		$(.35)		$.18	$(.17)		$.07

Dividends declared per share	$		$		$.10	$

See notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income (loss)	$(1,799)	$886	$(885)	$345

Other comprehensive income (loss), net of tax:

Net unrealized gain (loss) on available for sale securities, net of tax of $294 and $981 for the three months ended September 30, 2014 and 2013, respectively, and $2,382 and $4,439 for the nine months ended September 30, 2014 and 2013, respectively	570	(1,904)	4,623	(8,617)

Reclassification adjustment for realized gains on available for sale securities called or sold, net of tax of $1 for the three months ended September 30, 2013 and $88 for the nine months ended September 30, 2013		(2)		(170)

Total other comprehensive income (loss)	570	(1,906)	4,623	(8,787)

Total comprehensive income (loss)	$(1,229)	$(1,020)	$3,738	$(8,442)

See notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

(in thousands except share and per share data)

					Accumulated
	Number of				Other
	Common	Common		Undivided	Comprehensive
	Shares	Stock	Surplus	Profits	Loss	Total

Balance, January 1, 2014	5,123,186	$5,123	$65,780	$34,259	$(6,015)	$99,147

Net loss				(885)		(885)

Other comprehensive income, net of tax					4,623	4,623

Cash dividends ($.10 per share)				(512)		(512)

Balance, September 30, 2014	5,123,186	$5,123	$65,780	$32,862	$(1,392)	$102,373

Note: Balances as of January 1, 2014 were audited.

See notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)(unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(885)	$345
Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation	1,364	1,331

Provision for allowance for loan losses	4,615	4,619

Loss on sales of other real estate	80	59

Writedown of other real estate	219	46

Gain on sales of bank premises and equipment		(15)

Income from other investments		(45)

Gain on sales and calls of securities		(258)

Accretion of held to maturity securities	(2)	(2)

Change in accrued interest receivable	401	224

Increase in cash surrender value of life insurance	(360)	(364)

Change in other assets	964	756

Change in other liabilities	(1,562)	(1,393)

Net cash provided by operating activities	$4,834	$5,303

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(in thousands) (unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from investing activities:
Proceeds from maturities, sales and calls of available for sale securities	$21,193	$125,329

Proceeds from maturities of held to maturity securities	215

Purchases of available for sale securities	(1,795)	(174,169)

Purchases of held to maturity securities	(4,688)	(4,670)

Purchases of Federal Home Loan Bank stock	(468)	(685)

Redemption of other investments	236	230

Proceeds from sales of bank premises and equipment		19

Proceeds from sales of other real estate	765	1,115

Insurance proceeds from casualty loss on other real estate		57

Loans, net change	13,474	29,186

Acquisition of bank premises and equipment	(161)	(806)

Investment in cash surrender value of life insurance	(80)	(77)

Net cash provided by (used in) investing activities	28,691	(24,471)

Cash flows from financing activities:
Demand and savings deposits, net change	43,340	16,003

Time deposits, net change	(22,194)	(28,758)

Cash dividends	(512)

Retirement of common stock		(181)

Borrowings from Federal Home Loan Bank	1,667,500	212,500

Repayments to Federal Home Loan Bank	(1,682,679)	(153,170)

Federal funds purchased and securities sold under agreements to repurchase, net change	(18,865)	(46,604)

Net cash used in financing activities	(13,410)	(210)

Net decrease in cash and cash equivalents	20,115	(19,378)
Cash and cash equivalents, beginning of period	36,264	54,020

Cash and cash equivalents, end of period	$56,379	$34,642

See notes to consolidated financial statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2014 and 2013

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

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the financial position of the Company and its subsidiaries as of September 30, 2014 and the results of their operations and their cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2013 Annual Report and Form 10-K.

The results of operations for the quarter or nine months ended September 30, 2014, are not necessarily indicative of the results to be expected for the full year.

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

New Accounting Pronouncements - In April 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-06, Technical Corrections and Improvements Related to Glossary Terms. This ASU added, deleted, corrected and modified terms in the Master Glossary of the Codification and was effective upon issuance. The adoption of this ASU did not have a material effect on the Company’s financial position, results of operations or cash flows. In August 2014, the FASB issued ASU No. 2014-14, Receivables - Troubled Debt

Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. This ASU requires that a mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure if certain conditions are met. ASU No. 2014-14 is effective for annual periods and interim periods within those annual periods beginning after December 31, 2014. In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for annual periods ending after December 31, 2016, and interim periods within annual periods beginning after December 14, 2016. The adoption of ASU 2014-14 and ASU 2014-15 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

2. Earnings Per Share:

Per share data is based on the weighted average shares of common stock outstanding of 5,123,186 and 5,123,316 for the quarters ended September 30, 2014 and 2013, respectively, and 5,123,186 and 5,130,811 for the nine months ended September 30, 2014 and 2013, respectively.

3. Statements of Cash Flows:

The Company has defined cash and cash equivalents as cash and due from banks and federal funds sold. The Company paid $1,209,501 and $1,198,021 for the nine months ended September 30, 2014 and 2013, respectively, for interest on deposits and borrowings. Income tax payments of $320,000 and $810,000 were made during the nine months ended September 30, 2014 and 2013, respectively. Loans transferred to other real estate amounted to $1,143,953 and $3,695,825 during the nine months ended September 30, 2014 and 2013, respectively.

4. Investments:

The amortized cost and fair value of securities at September 30, 2014 and December 31, 2013, are as follows (in thousands):

		Gross	Gross
		Unrealized	Unrealized
September 30, 2014	Amortized Cost	Gains	Losses	Fair Value

Available for sale securities:

Debt securities:

U.S. Treasuries	$37,669	$146	$(537)	$37,278

U.S. Government agencies	148,813	724	(5,462)	144,075

Mortgage-backed securities	46,400	423	(452)	46,371

States and political subdivisions	33,345	1,326		34,671

Total debt securities	266,227	2,619	(6,451)	262,395

Equity securities	650			650

Total available for sale securities	$266,877	$2,619	$(6,451)	$263,045

Held to maturity securities:

States and political subdivisions	$15,617	$73	$(104)	$15,586

Total held to maturity securities	$15,617	$73	$(104)	$15,586

		Gross	Gross
		Unrealized	Unrealized
December 31, 2013	Amortized Cost	Gains	Losses	Fair Value

Available for sale securities:

Debt securities:

U.S. Treasuries	$44,636	$54	$(1,042)	$43,648

U.S. Government agencies	155,772	734	(10,701)	145,805

Mortgage-backed securities	51,454	141	(1,269)	50,326

States and political subdivisions	33,764	1,248	(1)	35,011

Total debt securities	285,626	2,177	(13,013)	274,790

Equity securities	650			650

Total available for sale securities	$286,276	$2,177	$(13,013)	$275,440

Held to maturity securities:

States and political subdivisions	$11,142	$13	$(469)	$10,686

Total held to maturity securities	$11,142	$13	$(469)	$10,686

The amortized cost and fair value of debt securities at September 30, 2014 (in thousands), by contractual maturity, are shown on the next page. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale securities:
Due in one year or less	$7,583	$7,661
Due after one year through five years	66,926	67,065
Due after five years through ten years	58,613	58,927
Due after ten years	86,705	82,371
Mortgage-backed securities	46,400	46,371

Totals	$266,227	$262,395

Held to maturity securities:
Due in one year or less	$657	$659
Due after one year through five years	3,638	3,655
Due after five years through ten years	5,875	5,896
Due after ten years	5,447	5,376

Totals	$15,617	$15,586

Available for sale and held to maturity securities with gross unrealized losses at September 30, 2014 and December 31, 2013, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows (in thousands):

	Less Than Twelve Months		Over Twelve Months			Total
		Gross			Gross		Gross
		Unrealized			Unrealized		Unrealized
September 30, 2014:	Fair Value	Losses	Fair Value		Losses	Fair Value	Losses
U.S. Treasuries	$4,936	$47		$25,300	$490	$30,236	$537

U.S. Government agencies	4,931	42		111,427	5,420	116,358	5,462

Mortgage-backed securities				28,317	452	28,317	452

States and political subdivisions	3,846	40		4,055	64	7,901	104

TOTAL	$13,713	$129		$169,099	$6,426	$182,812	$6,555

December 31, 2013:

U.S. Treasuries	$29,708	$1,042	$		$	$29,708	$1,042

U.S. Government agencies	113,446	10,322		4,621	379	118,067	10,701

Mortgage-backed securities	44,269	1,269				44,269	1,269

States and political subdivisions	7,690	470				7,690	470

TOTAL	$195,113	$13,103		$4,621	$379	$199,734	$13,482

At September 30, 2014, 7 of the 10 securities issued by the U.S. Treasury, 23 of the 29 securities issued by U.S. Government agencies, 7 of the 13 mortgage-backed securities and 21 of the 157 securities issued by states and political subdivisions contained unrealized losses.

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

Securities with a fair value of $212,315,955 and $262,830,011 at September 30, 2014 and December 31, 2013, respectively, were pledged to secure public deposits, federal funds purchased and other balances required by law.

Proceeds from the sale of available for sale debt securities were $26,075,225 for the nine months ended September 30, 2013. Available for sale debt securities were sold for a realized gain of $257,997. There were no sales of available for sale securities in 2014.

5. Loans:

The composition of the loan portfolio at September 30, 2014 and December 31, 2013, is as follows (in thousands):

	September 30, 2014	December 31, 2013
Gaming	$23,747	$29,570

Residential and land development	16,873	19,403

Real estate, construction	39,976	44,987

Real estate, mortgage	242,128	237,158

Commercial and industrial	26,049	35,007

Other	9,419	9,224

Total	$358,192	$375,349

The age analysis of the loan portfolio, segregated by class of loans, as of September 30, 2014 and December 31, 2013, is as follows (in thousands):

									Loans Past
									Due Greater
	Number of Days Past Due								Than 90
					Greater	Total		Total	Days &
	30 - 59		60 - 89		Than 90	Past Due	Current	Loans	Still Accruing
September 30, 2014:
Gaming	$		$		$591	$591	$23,156	$23,747	$
Residential and land development					11,440	11,440	5,433	16,873
Real estate, construction		1,596		755	1,303	3,654	36,322	39,976	81
Real estate, mortgage		8,381		11,666	4,003	24,050	218,078	242,128	1,197
Commercial and industrial		878		1,061	216	2,155	23,894	26,049
Other		177		63		240	9,179	9,419

Total		$11,032		$13,545	$17,553	$42,130	$316,062	$358,192	$1,278

December 31, 2013:
Gaming	$		$		$	$	$29,570	$29,570	$
Residential and land development		51			13,572	13,623	5,780	19,403
Real estate, construction		3,846			9,452	13,298	31,689	44,987	146
Real estate, mortgage		6,910		2,684	5,134	14,728	222,430	237,158	505
Commercial and industrial		1,192				1,192	33,815	35,007
Other		227		5		232	8,992	9,224

Total		$12,226		$2,689	$28,158	$43,073	$332,276	$375,349	$651

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

An analysis of the loan portfolio by loan grade, segregated by class of loans, as of September 30, 2014 and December 31, 2013, is as follows (in thousands):

	Loans With A Grade Of:
	A or B	C		D		E	F	Total
September 30, 2014:

Gaming	$23,156	$		$		$591	$	$23,747

Residential and land development	4,004		1,401		28	11,440		16,873

Real estate, construction	33,069		729		3,813	2,365		39,976

Real estate, mortgage	202,585		4,025		17,396	18,122		242,128

Commercial and industrial	23,232		25		2,735	57		26,049

Other	9,377		9		31	2		9,419

Total	$295,423		$6,189		$24,003	$32,577	$	$358,192

December 31, 2013:

Gaming	$23,975		$2,500	$		$3,095	$	$29,570

Residential and land development	4,236		1,544		51	13,572		19,403

Real estate, construction	38,808		781		2,220	3,178		44,987

Real estate, mortgage	204,569		4,495		17,852	10,242		237,158

Commercial and industrial	31,902		682		2,402	21		35,007

Other	9,131		24		50	19		9,224

Total	$312,621		$10,026		$22,575	$30,127	$	$375,349

A loan may be impaired but not on nonaccrual status when the loan is well secured and in the process of collection. Total loans on nonaccrual as of September 30, 2014 and December 31, 2013, are as follows (in thousands):

	September 30, 2014	December 31, 2013

Gaming	$591	$1,223

Residential and land development	11,440	13,572

Real estate, construction	1,772	2,588

Real estate, mortgage	18,768	8,788

Commercial and industrial	880

Total	$33,451	$26,171

The Company has modified certain loans by granting interest rate concessions to these customers. These loans are in compliance with their modified terms, are currently accruing and the Company has classified them as troubled debt restructurings. Troubled debt restructurings as of September 30, 2014 and December 31, 2013 were as follows (in thousands except for number of contracts):

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Related Allowance

September 30, 2014:
Real estate, construction	2	$856	$856	$267
Real estate, mortgage	5	1,820	1,820	190

Total	7	$2,676	$2,676	$457

December 31, 2013:
Real estate, construction	2	$891	$891	$270
Real estate, mortgage	6	10,012	10,012	994
Commercial and industrial	1	678	678

Total	9	$11,581	$11,581	$1,264

During September 2014, two loans which had been classified as troubled debt restructurings at December 31, 2013 became in default of their modified terms and were placed on nonaccrual. These loans included one loan that was included in the real estate – mortgage segment with a balance of $8,169,179 and one loan that was included in the commercial and industrial segment with a balance of $677,901 as of December 31, 2013.

Impaired loans, which include loans classified as nonaccrual and troubled debt restructurings, segregated by class of loans, as of September 30, 2014 and December 31, 2013, are as follows (in thousands):

	Unpaid Principal Balance	Recorded Investment	Related Allowance		Average Recorded Investment	Interest Income Recognized
September 30, 2014:
With no related allowance recorded:
Residential and land development	$19,625	$10,425	$		$12,158	$
Real estate, construction	2,090	2,090			1,774		25
Real estate, mortgage	12,185	11,585			9,563		27
Commercial and industrial	880	880			680		15

Total	34,780	24,980			24,175		67

With a related allowance recorded:
Gaming	1,691	591		166	941
Residential and land development	2,119	1,015		177	1,016
Real estate, construction	538	538		291	567		11
Real estate, mortgage	9,003	9,003		4,312	8,965		202

Total	13,351	11,147		4,946	11,489		213

Total by class of loans:
Gaming	1,691	591		166	941
Residential and land development	21,744	11,440		177	13,174
Real estate, construction	2,628	2,628		291	2,341		36
Real estate, mortgage	21,188	20,588		4,312	18,528		229
Commercial and industrial	880	880			680		15

Total	$48,131	$36,127		$4,946	$35,664		$280

	Unpaid Principal Balance	Recorded Investment	Related Allowance		Average Recorded Investment	Interest Income Recognized
December 31, 2013:
With no related allowance recorded:
Residential and land development	$4,425	$4,425	$		$4,465	$
Real estate, construction	2,294	2,294			2,054		26
Real estate, mortgage	9,722	9,123			9,097		26
Commercial and industrial	678	678			689		24

Total	17,119	16,520			16,305		76

With a related allowance recorded:
Gaming	1,698	1,223		626	1,316
Residential and land development	17,576	9,147		471	15,909
Real estate, construction	1,185	1,185		337	1,239		23
Real estate, mortgage	9,677	9,677		1,110	8,801		306

Total	30,136	21,232		2,544	27,265		329

Total by class of loans:
Gaming	1,698	1,223		626	1,316
Residential and land development	22,001	13,572		471	20,374
Real estate, construction	3,479	3,479		337	3,293		49
Real estate, mortgage	19,399	18,800		1,110	17,898		332
Commercial and industrial	678	678			689		24

Total	$47,255	$37,752		$2,544	$43,570		$405

6. Allowance for Loan Losses:

Transactions in the allowance for loan losses for the quarters and nine months ended September 30, 2014 and 2013, and the balances of loans, individually and collectively evaluated for impairment, as of September 30, 2014 and 2013, are as follows (in thousands):

	Gaming	Residential and Land Development	Real Estate, Construction	Real Estate, Mortgage	Commercial and Industrial	Other	Total
For the Nine Months Ended September 30, 2014:
Allowance for Loan Losses:
Beginning Balance	$977	$776	$695	$5,553	$632	$301	$8,934
Charge-offs	(701)	(1,875)	(108)	(163)	(9)	(176)	(3,032)
Recoveries	261			147	18	67	493
Provision	12	1,550	73	2,975	(98)	103	4,615

Ending Balance	$549	$451	$660	$8,512	$543	$295	$11,010

For the Quarter Ended September 30, 2014:
Allowance for Loan Losses:
Beginning Balance	$355	$705	$686	$6,749	$653	$286	$9,434
Charge-offs	(75)	(1,875)	(104)	(127)	(3)	(60)	(2,244)
Recoveries	171			66	4	38	279
Provision	98	1,621	78	1,824	(111)	31	3,541

Ending Balance	$549	$451	$660	$8,512	$543	$295	$11,010

Allowance for loan losses, September 30, 2014:
Ending balance: individually evaluated for impairment	$166	$177	$563	$5,102	$293	$2	$6,303

Ending balance: collectively evaluated for impairment	$383	$274	$97	$3,410	$250	$293	$4,707

Total Loans, September 30, 2014:
Ending balance: individually evaluated for impairment	$591	$11,467	$6,179	$35,518	$2,792	$33	$56,580

Ending balance: collectively evaluated for impairment	$23,156	$5,406	$33,797	$206,610	$23,257	$9,386	$301,612

	Gaming	Residential and Land Development	Real Estate, Construction	Real Estate, Mortgage	Commercial and Industrial	Other	Total
For the Nine Months Ended September 30, 2013:
Allowance for Loan Losses:
Beginning Balance	$1,541	$200	$967	$5,273	$593	$283	$8,857
Charge-offs	(474)		(947)	(623)	(21)	(173)	(2,238)
Recoveries	65	67	79	150	24	73	458
Provision	(143)	3,068	586	999	4	105	4,619

Ending Balance	$989	$3,335	$685	$5,799	$600	$288	$11,696

For the Quarter Ended September 30, 2013:
Allowance for Loan Losses:
Beginning Balance	$986	$3,343	$1,330	$5,588	$627	$276	$12,150
Charge-offs			(900)	(342)	(21)	(43)	(1,306)
Recoveries	65		79	148	2	16	310
Provision	(62)	(8)	176	405	(8)	39	542

Ending Balance	$989	$3,335	$685	$5,799	$600	$288	$11,696

Allowance for loan losses, September 30, 2013:
Ending balance: individually evaluated for impairment	$626	$3,149	$651	$2,128	$330	$33	$6,917

Ending balance: collectively evaluated for impairment	$363	$186	$34	$3,671	$270	$255	$4,779

Total Loans, September 30, 2013:
Ending balance: individually evaluated for impairment	$13,888	$20,974	$5,570	$28,693	$2,505	$80	$71,710

Ending balance: collectively evaluated for impairment	$28,679	$5,836	$39,035	$210,327	$32,359	$8,476	$324,712

7. Deposits:

At September 30, 2014, time deposits of $100,000 or more include brokered deposits of $5,000,000, which mature in 2017.

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

Loans

The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings for the remaining maturities. The cash flows considered in computing the fair value of such loans are segmented into categories relating to the nature of the contract and collateral based on contractual principal maturities. Appropriate adjustments are made to reflect probable credit losses. Cash flows have not been adjusted for such factors as prepayment risk or the effect of the maturity of balloon notes. The fair value of floating rate loans is estimated to be its carrying value. At each reporting period, the Company determines which loans are impaired. Accordingly, the Company’s impaired loans are reported at their estimated fair value on a non-recurring basis. An allowance for each impaired loan, which are generally collateral-dependent, is calculated based on the fair value of its collateral. The fair value of the collateral is based on appraisals performed by third-party valuation specialists. Factors including the assumptions and techniques utilized by the appraiser are considered by Management. If the recorded investment in the impaired loan exceeds the measure of fair value of the collateral, a valuation allowance is recorded as a component of the allowance for loan losses. Impaired loans are non-recurring Level 3 assets.

Other Real Estate

In the course of lending operations, Management may determine that it is necessary to foreclose on the related collateral. Other real estate acquired through foreclosure is carried at fair value, less estimated costs to sell. The fair value of the collateral is based on appraisals performed by third-party valuation specialists. Factors including the assumptions and techniques utilized by the appraiser are considered by Management. If the current appraisal is more than one year old and/or the loan balance is more than $200,000, a new appraisal is obtained. Otherwise, the Bank’s in-house property evaluator and Management will determine the fair value of the collateral, based on comparable sales, market conditions, Management’s plans for disposition and other estimates of fair value obtained from principally independent sources, adjusted for estimated selling costs. Other real estate is a non-recurring Level 3 asset.

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

The balances of available for sale securities, which are the only assets measured at fair value on a recurring basis, by level within the fair value hierarchy and by investment type, as of September 30, 2014 and December 31, 2013 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
September 30, 2014:
U.S. Treasuries	$37,278	$	$37,278	$
U.S. Government agencies	144,075		144,075
Mortgage-backed securities	46,371		46,371
States and political subdivisions	34,671		34,671
Equity securities	650		650

Total	$263,045	$	$263,045	$

December 31, 2013:
U.S. Treasuries	$43,648	$	$43,648	$
U.S. Government agencies	145,805		145,805
Mortgage-backed securities	50,326		50,326
States and political subdivisions	35,011		35,011
Equity securities	650		650

Total	$275,440	$	$275,440	$

Impaired loans, which are measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of September 30, 2014 and December 31, 2013 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
September 30, 2014	$12,346	$	$	$12,346
December 31, 2013	18,831			18,831

The following table presents a summary of changes in the fair value of impaired loans which are measured using level 3 inputs (in thousands):

	For the Nine Months Ended September 30, 2014	For the Year Ended December 31, 2013
Balance, beginning of period	$18,831	$16,030

Additions to impaired loans and troubled debt restructurings	212	17,424

Principal payments, charge-offs and transfers to other real estate	(4,297)	(15,153)

Change in allowance for loan losses on impaired loans	(2,400)	530

Balance, end of period	$12,346	$18,831

Other real estate, which is measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of September 30, 2014 and December 31, 2013 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
September 30, 2014	$9,710	$	$	$9,710
December 31, 2013	9,630			9,630

The following table presents a summary of changes in the fair value of other real estate which is measured using level 3 inputs (in thousands):

	For the Nine Months Ended September 30, 2014	For the Year Ended December 31, 2013
Balance, beginning of period	$9,630	$7,008

Loans transferred to ORE	1,144	4,537

Sales	(845)	(1,188)

Writedowns	(219)	(670)

Insurance proceeds for casualty loss		(57)

Balance, end of period	$9,710	$9,630

The carrying value and estimated fair value of assets and liabilities, by level within the fair value hierarchy, at September 30, 2014 and December 31, 2013, are as follows (in thousands):

	Carrying Amount	Fair Value Measurements Using
		Level 1	Level 2		Level 3		Total
September 30, 2014:
Financial Assets:
Cash and due from banks	$31,379	$31,379	$		$		$31,379
Federal funds sold	25,000	25,000					25,000
Available for sale securities	263,045			263,045			263,045
Held to maturity securities	15,617			15,586			15,586
Other investments	3,025	3,025					3,025
Federal Home Loan Bank stock	4,302			4,302			4,302
Loans, net	347,182					348,610	348,610
Other real estate	9,710					9,710	9,710
Cash surrender value of life insurance	17,896					17,896	17,896
Financial Liabilities:
Deposits:
Non-interest bearing	134,954	134,954					134,954
Interest bearing	314,750					315,920	315,920
Federal funds purchased and securities sold under agreements to repurchase	120,774	120,774					120,774
Borrowings from Federal Home Loan Bank	62,505			63,377			63,377

December 31, 2013:
Financial Assets:
Cash and due from banks	$36,264	$36,264	$		$		$36,264
Available for sale securities	257,440			275,440			275,440
Held to maturity securities	11,142			10,686			10,686
Other investments	3,262	3,262					3,262
Federal Home Loan Bank stock	3,834			3,834			3,834
Loans, net	366,415					369,117	369,117
Other real estate	9,630					9,630	9,630
Cash surrender value of life insurance	17,456					17,456	17,456
Financial Liabilities:
Deposits:
Non-interest bearing	107,117	107,117					107,117
Interest bearing	321,441					322,535	322,535
Federal funds purchased and securities sold under agreements to repurchase	139,639	139,639					139,639
Borrowings from Federal Home Loan Bank	77,684			79,051			79,051

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

In August 2014, the FASB issued ASU No. 2014-14, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. This ASU requires that a mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure if certain conditions are met. ASU No. 2014-14 is effective for annual periods and interim periods within those annual periods beginning after December 31, 2014. The adoption of this ASU is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for annual periods ending after December 31, 2016, and interim periods within annual periods beginning after December 14, 2016. The adoption of this ASU is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

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

The Company incurred a net loss of $1,799,000 for the third quarter of 2014 compared with net income of $886,000 for the third quarter of 2013 and a net loss of $885,000 for the first three quarters of 2014 compared with net income of $345,000 for the first three quarters of 2013. Results in 2014 were directly related to the large provision for the allowance for loan losses recorded in the third quarter of 2014. Management updated its evaluation of collateral relating to two loans during the third quarter of 2014 as a result of receiving new appraisals. These new evaluations resulted in additional loan loss provisions for these two credits. The provision for the allowance for loan losses was $3,541,000 and $4,615,000 for the third quarter and first three quarters of 2014, respectively, compared with $542,000 and $4,619,000, respectively, for the third quarter and first three quarters of 2013.

Managing the net interest margin in the Company’s highly competitive market and in context of larger economic conditions has been very challenging and will continue to be so for the foreseeable future. The yield on average loans has increased as average nonaccrual loans have decreased significantly in 2014 as compared with 2013. The Company extended durations on its investments during 2013 in order to increase yield, which can be seen from the improved yield on average available for sale securities.

Monitoring asset quality, estimating potential losses in our loan portfolio and addressing non-performing loans continue to be emphasized during these difficult economic times, as the local and national economy continues to negatively impact collateral values and borrowers’ ability to repay their loans. The Company is working diligently to address and reduce its non-performing assets. The Company’s nonaccrual loans totaled $33,451,000 and $26,171,000 at September 30, 2014 and December 31, 2013, respectively. Most of these loans are collateral-dependent, and the Company has rigorously evaluated the value of its collateral to determine potential losses.

Non-interest income decreased $227,000 and $262,000 for the three and nine months ended September 30, 2014 as compared with 2013 results. Service charges on deposit accounts decreased $181,000 for the three months ended September 30, 2014. Results for the nine months ended September 30, 2013 included gains on sales of securities of $258,000, while there were no sales in 2014.

Non-interest expense increased $73,000 and $1,239,000 for the three and nine months ended September 30, 2014 as compared with 2013 results. This increase for the three months ended September 30, 2014 was the result of increases in net occupancy expense of $56,000 and FDIC assessments of $97,000, while other expenses decreased $148,000 as compared with 2013. This increase for the nine months ended September 30, 2014 was the result of increases in salaries and employee benefits of $421,000, equipment rentals, depreciation and maintenance of $157,000, FDIC assessments of $192,000, and ATM expenses of $246,000 as compared with 2013.

Total assets at September 30, 2014 decreased $8,994,000 as compared with December 31, 2013. Loans decreased $17,157,000 at September 30, 2014 as compared with December 31, 2013, as principal payments, maturities, charge-offs and foreclosures on existing loans exceeded new loans. Federal funds sold were $25,000,000 at September 30, 2014 in the management of the Company’s liquidity position.

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

Quarter Ended September 30, 2014 as Compared with Quarter Ended September 30, 2013

The Company’s average interest earning assets decreased approximately $56,762,000, or 8%, from approximately $711,253,000 for the third quarter of 2013 to approximately $654,491,000 for the third quarter of 2014. Average loans decreased as loan demand has been weak in the Company’s trade area and the volume of maturities and pay-offs, particularly in the gaming portfolio, have been significant.

The average yield on earning assets increased by 9 basis points, from 3.38% for the third quarter of 2013 to 3.47% for the third quarter of 2014. The yield on average loans increased from 4.21% in 2013 to 4.33% in 2014 as a result of the reduction in average nonaccrual loans. Average nonaccrual loans decreased from approximately $47,632,000 in 2013 to approximately $29,180,000 in 2014.

Average interest bearing liabilities decreased approximately $54,781,000, or 10%, from approximately $564,722,000 for the third quarter of 2013 to approximately $509,941,000 for the third quarter of 2014. Average time deposits decreased primarily as customers have moved their accounts to transaction deposits and brokered deposits matured in 2013. Average federal funds purchased and securities sold under agreements to repurchase, which only included non-deposit accounts, decreased $76,901,000 as these customers reallocate their balances periodically. Average borrowings from the Federal Home Loan Bank increased $66,165,000 due to the liquidity needs of the bank subsidiary.

The average rate paid on interest bearing liabilities for the third quarter of 2013 was .26% as compared with ..45% for the third quarter of 2014. This increase was due to an immaterial interest expense adjustment of $231,000 on time deposits. The average rate paid on time deposits would have been .27% in 2014 without this adjustment.

The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 3.12% for the quarter ended September 30, 2014, down 5 basis points from 3.17% for the quarter ended September 30, 2013. The net interest margin on tax-equivalent basis would have been 3.26% without the interest adjustment on time deposits.

Nine Months Ended September 30, 2014 as Compared with Nine Months Ended September 30, 2013

The Company’s average interest earning assets decreased approximately $79,567,000, or 11%, from approximately $740,290,000 for the first three quarters of 2013 to approximately $660,723,000 for the first three quarters of 2014. Average loans decreased as loan demand has been weak in the Company’s trade area and the volume of maturities and pay-offs, particularly in the gaming portfolio, have been significant. Average federal funds sold also decreased based on the liquidity position of the bank subsidiary.

The average yield on earning assets increased by 33 basis points, from 3.24% for the first three quarters of 2013 to 3.57% for the first three quarters of 2014. The yield on average loans increased from 4.22% for the first three quarters of 2013 to 4.49% for the first three quarters of 2014 as a result of the reduction in average nonaccrual loans. Average nonaccrual loans decreased from approximately $49,743,000 in 2013 to approximately $29,811,000 in 2014. The yield on average taxable available for sale securities increased from 1.73% for the first three quarters of 2013 to 2.01% for the first three quarters of 2014 as a result of the Company’s strategy of extending the duration of new investments. Future security purchases may be of shorter duration in anticipation of rising rates in the future.

Average interest bearing liabilities decreased approximately $72,094,000, or 12%, from approximately $590,582,000 for the first three quarters of 2013 to approximately $518,488,000 for the first three quarters of 2014. Average time deposits decreased primarily as $24,000,000 in brokered deposits matured during 2013. Average federal funds purchased and securities sold under agreements to repurchase, which only included non-deposit accounts, decreased $66,607,000 as these customers reallocate their balances periodically. Average borrowings from the Federal Home Loan Bank increased $50,460,000 due to the liquidity needs of the bank subsidiary.

The average rate paid on interest bearing liabilities increased 4 basis points, from .27% for the first three quarters of 2013 to .31% for the first three quarters of 2014.

The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 3.32% for the first three quarters of 2014, up 29 basis points from 3.03% for the first three quarters 2013.

The tables below analyze the changes in tax-equivalent net interest income for the quarters ended September 30, 2014 and 2013 and the nine months ended September 30, 2014 and 2013.

Analysis of Average Balances, Interest Earned/Paid and Yield

(In Thousands)

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate
Loans (2)(3)	$356,980	$3,868	4.33%	$400,355	$4,217	4.21%

Federal funds sold	9,083	5	0.22%	7,805	3	0.15%

HTM:

Non taxable (1)	13,427	116	3.46%	11,788	97	3.29%

AFS:

Taxable	234,779	1,178	2.01%	253,553	1,195	1.89%

Non taxable (1)	35,437	498	5.62%	35,905	485	5.40%

Other	4,785	12	1.00%	1,847	6	1.30%

Total	$654,491	$5,677	3.47%	$711,253	$6,003	3.38%

Savings & interest-bearing DDA	$227,304	$42	0.07%	$237,141	$42	0.07%

Time deposits	86,529	440	2.03%	120,737	251	0.83%

Federal funds purchased	112,031	23	0.08%	188,932	38	0.08%

FHLB advances	84,077	66	0.31%	17,912	43	0.96%

Total	$509,941	$571	0.45%	$564,722	$374	0.26%

Net tax-equivalent spread			3.02%			3.11%

Net tax-equivalent margin on earning assets			3.12%			3.17%

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2014 and 2013.
(2)	Loan fees of $193 and $104 for 2014 and 2013, respectively, are included in these figures.
(3)	Includes nonaccrual loans.

Analysis of Average Balances, Interest Earned/Paid and Yield

(In Thousands)

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate
Loans (2)(3)	$364,427	$12,284	4.49%	$410,921	$12,995	4.22%

Federal funds sold	6,753	12	0.24%	34,371	67	0.26%

HTM:
Non taxable (1)	12,786	334	3.48%	9,412	259	3.67%

AFS:
Taxable	237,569	3,583	2.01%	246,918	3,195	1.73%

Non taxable (1)	35,023	1,438	5.47%	36,955	1,468	5.30%

Other	4,165	16	0.51%	1,713	12	0.93%

Total	$660,723	$17,667	3.57%	$740,290	$17,996	3.24%

Savings & interest-bearing DDA	$232,981	$130	0.07%	$253,401	$139	0.07%

Time deposits	93,081	835	1.20%	128,608	789	0.82%

Federal funds purchased	130,721	72	0.07%	197,328	127	0.09%

FHLB advances	61,705	172	0.37%	11,245	124	1.47%

Total	$518,488	$1,209	0.31%	$590,582	$1,179	0.27%

Net tax-equivalent spread			3.25%			2.97%

Net tax-equivalent margin on earning assets			3.32%			3.03%

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2014 and 2013.
(2)	Loan fees of $449 and $350 for 2014 and 2013, respectively, are included in these figures.
(3)	Includes nonaccrual loans.

Analysis of Changes in Interest Income and Interest Expense

(In Thousands)

	For the Quarter Ended
	September 30, 2014 compared with September 30, 2013
	Volume	Rate	Rate/Volume		Total
Interest earned on:

Loans	$(457)	$121		$(13)		$(349)

Federal funds sold	1	1				2

Held to maturity securities:

Non taxable	13	5		1		19
Available for sale securities:
Taxable	(88)	77		(6)		(17)
Non taxable	(6)	20		(1)		13
Other	10	(1)		(3)		6

Total	$(527)	$223		$(22)		$(326)

Interest paid on:

Savings & interest-bearing DDA	$(2)	$2	$		$

Time deposits	(71)	363		(103)		189

Federal funds purchased	(15)	1		(1)		(15)

FHLB advances	159	(29)		(107)		23

Total	$71	$337		$(211)		$197

Analysis of Changes in Interest Income and Interest Expense

(In Thousands)

	For the Nine Months Ended
	September 30, 2014 compared with September 30, 2013
	Volume	Rate	Rate/ Volume		Total
Interest earned on:

Loans	$(1,470)	$855		$(96)	$(711)

Federal funds sold	(54)	(6)		5	(55)

Held to maturity securities:
Non taxable	93	(13)		(5)	75

Available for sale securities:
Taxable	(121)	529		(20)	388
Non taxable	(77)	49		(2)	(30)
Other	17	(5)		(8)	4

Total	$(1,612)	$1,409		$(126)	$(329)

Interest paid on:

Savings & interest-bearing DDA	$(11)	$2	$		$(9)

Time deposits	(218)	365		(101)	46

Federal funds purchased	(43)	(18)		6	(55)

FHLB advances	556	(93)		(415)	48

Total	$284	$256		$(510)	$30

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

The Company’s on-going, systematic evaluation resulted in the Company recording a provision for loan losses of $3,541,000 and $542,000 for the third quarters of 2014 and 2013, respectively, and $4,615,000 and $4,619,000 for the first three quarters of 2014 and 2013, respectively. As a result of receiving new appraisals during the third quarter of 2014, the Company updated the evaluation of the collateral value relating to two previously impaired loans. An additional loan loss provision of $1,700,000 was recorded for one out-of-area residential development loan. An additional loan loss provision of $2,100,000 was recorded for one commercial real estate loan secured by a hotel in our trade area. During the second quarter of 2013, the Company recorded a loan loss provision of $3,000,000 on the out-of-area residential development loan. The allowance for loan losses as a percentage of loans was 3.07% and 2.38% at September 30, 2014 and December 31, 2013, respectively. The Company’s analysis includes evaluating the current values of collateral securing all nonaccrual loans. Even though nonaccrual loans were $33,451,000 and $26,171,000 at September 30, 2014 and December 31, 2013, respectively, specific reserves of only $4,489,000 and $1,280,000, respectively, have been allocated to these loans as collateral values appear sufficient to cover loan losses or the loan balances have been charged down to their realizable value. The Company believes that its allowance for loan losses is appropriate as of September 30, 2014.

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

Non-interest income

Quarter Ended September 30, 2014 as Compared with Quarter Ended September 30, 2013

Non-interest income decreased $227,000 for the third quarter of 2014 as compared with the third quarter of 2013. Trust department income and fees increased while service charges on deposit accounts and income from other investments decreased in 2014 as compared with 2013.

Trust department income and fees increased $23,000 in 2014 as compared with 2013 as a result of the increase in market value, on which fees are based, of personal trust accounts.

Service charges on deposit accounts decreased by $181,000 during the third quarter of 2014 as compared with the third quarter of 2013. ATM fee income decreased $182,000 as the Company’s off-site ATMs at a casino transferred to another vendor during 2014.

The Company realized a loss from operations of its investment in a low income housing partnership in 2014 as compared with income from operations in 2013 as a result of decreased occupancy.

Nine Months Ended September 30, 2014 as Compared with Nine Months Ended September 30, 2013

Non-interest income decreased $262,000 for the first three quarters of 2014 as compared with the first three quarters of 2013. Trust department income accounts increased and income from other investments decreased in 2014 as compared with 2013. During the first three quarters of 2013, the Company realized gains from sales and calls of securities while there were no sales or calls in 2014.

Trust department income and fees increased $46,000 in 2014 as compared with 2013 as a result of the increase in market value, on which fees are based, of personal trust accounts.

The Company realized no income from operations of its investment in a low income housing partnership in 2014 as compared with income from operations in 2013 as a result of decreased occupancy.

Non-interest expense

Quarter Ended September 30, 2014 as Compared with Quarter Ended September 30, 2013

Total non-interest expense increased $73,000 for the third quarter of 2014 as compared with the third quarter of 2013. Net occupancy increased $56,000; equipment rentals, depreciation and maintenance increased $26,000; FDIC assessments increased $97,000; data processing expenses increased $23,000; ATM expense increased $22,000 and other expenses decreased $148,000 for the third quarter of 2014 as compared with the third quarter of 2013.

The increase in net occupancy was primarily the result of increased insurance costs during 2014.

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

Other expenses decreased in 2014 as 2013’s results included costs incurred to produce a new advertising campaign and the Company’s legal fees decreased in 2014 as compared with 2013.

Nine Months Ended September 30, 2014 as Compared with Nine Months Ended September 30, 2013

Total non-interest expense increased $1,239,000 for the first three quarters of 2014 as compared with the first three quarters of 2013. Salaries and employee benefits increased $421,000; equipment rentals, depreciation and maintenance increased $157,000; FDIC assessments increased $192,000; data processing expenses increased $79,000 and ATM expense increased $246,000 for the first three quarters of 2014 as compared with the first three quarters of 2013.

The increase in salaries and employee benefits was primarily the result of an increase in salaries and increase in costs relating to the deferred compensation plans. Salaries increased $170,000 in the first three quarters of 2014 as compared with the first three quarters of 2013 due to merit raises. Costs associated with the Company’s deferred compensation plans increased $204,000 as a result of a change in the discount rate utilized to compute the related liabilities.

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

Income Taxes (Benefit)

Income taxes have been impacted by non-taxable income and federal tax credits during the quarters and nine months ended September 30, 2014 and 2013, as follows (in thousands except rate):

	Quarters Ended September 30,
	2014		2013
	Tax	Rate	Tax	Rate
Taxes at statutory rate	$(1,038)	(34)	$265	34
Increase (decrease) resulting from:
Tax-exempt interest income	(142)	(5)	(249)	(32)
Income from BOLI	(39)	(1)	(42)	(5)
Federal tax credits	(75)	(2)	(74)	(9)
Other	40	1	(5)	(1)

Total income taxes (benefit)	$(1,254)	(41)	$(105)	(13)

	Nine Months Ended September 30,
	2014		2013
	Tax	Rate	Tax	Rate
Taxes at statutory rate	$(837)	(34)	$(201)	(34)
Increase (decrease) resulting from:
Tax-exempt interest income	(402)	(16)	(395)	(66)
Income from BOLI	(122)	(5)	(124)	(21)
Federal tax credits	(223)	(10)	(222)	(38)
Other	6	1	6	1

Total income taxes (benefit)	$(1,578)	(64)	$(936)	(158)

FINANCIAL CONDITION

Cash and due from banks decreased $4,885,000 at September 30, 2014, compared with December 31, 2013 in the management of the bank subsidiary’s liquidity position.

Federal funds sold totaled $25,000,000 at September 30, 2014 as a result of the bank subsidiary’s liquidity position.

Loans decreased $17,157,000 at September 30, 2014 compared with December 31, 2013, as principal payments, maturities, charge-offs and foreclosures on existing loans exceeded new loans.

Other real estate (“ORE”) increased $80,000 at September 30, 2014 as compared with December 31, 2013. Loans totaling $1,144,000 were transferred into ORE while $845,000 was sold for a loss of $80,000 and writedowns of ORE to fair value were $219,000 during the first nine months of 2014.

Other assets decreased $1,104,000 at September 30, 2014 as compared with December 31, 2013 primarily as the Company received an income tax refund of $1,215,000.

Total deposits increased $21,146,000 at September 30, 2014, as compared with December 31, 2013. Typically, significant increases or decreases in total deposits and/or significant fluctuations among the different types of deposits from quarter to quarter are anticipated by Management as customers in the casino industry and county and municipal entities reallocate their resources periodically.

Federal funds purchased and securities sold under agreements to repurchase decreased $18,865,000 at September 30, 2014 as compared with December 31, 2013 as several county and municipal entities reallocated their balances from a non-deposit account during 2014.

Borrowings from the Federal Home Loan Bank decreased $15,179,000 at September 30, 2014 as compared with December 31, 2013 based on the liquidity needs of the bank subsidiary.

Employee and director benefit plans liabilities increased $772,000 at September 30, 2014 as compared with December 31, 2013 due to deferred compensation benefits earned by officers and directors during 2014.

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

As of September 30, 2014, the most recent notification from the Federal Deposit Insurance Corporation categorized the bank subsidiary as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the bank subsidiary must have a Total risk-based capital ratio of 10.00% or greater, a Tier 1 risk-based capital ratio of 6.00% or greater and a Leverage capital ratio of 5.00% or greater. There are no conditions or events since that notification that Management believes have changed the bank subsidiary’s category.

The actual capital amounts and ratios and required minimum capital amounts and ratios for the Company as of September 30, 2014 and December 31, 2013, are as follows (in thousands):

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
September 30, 2014:
Total Capital (to Risk Weighted Assets)	$109,580	23.20%	$37,792	8.00%
Tier 1 Capital (to Risk Weighted Assets)	103,612	21.93%	18,896	4.00%
Tier 1 Capital (to Average Assets)	103,612	13.89%	29,842	4.00%

December 31, 2013:
Total Capital (to Risk Weighted Assets)	$111,141	22.79%	$39,022	8.00%
Tier 1 Capital (to Risk Weighted Assets)	105,009	21.54%	19,511	4.00%
Tier 1 Capital (to Average Assets)	105,009	13.48%	31,170	4.00%

The actual capital amounts and ratios and required minimum capital amounts and ratios for the Bank as of September 30, 2014 and December 31, 2013, are as follows (in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2014:
Total Capital (to Risk Weighted Assets)	$105,879	22.44%	$37,743	8.00%	$47,179	10.00%
Tier 1 Capital (to Risk Weighted Assets)	99,918	21.18%	18,872	4.00%	28,307	6.00%
Tier 1 Capital (to Average Assets)	99,918	13.56%	29,473	4.00%	36,842	5.00%

December 31, 2013:
Total Capital (to Risk Weighted Assets)	$106,870	21.94%	$38,968	8.00%	$48,711	10.00%
Tier 1 Capital (to Risk Weighted Assets)	100,746	20.69%	19,484	4.00%	29,227	6.00%
Tier 1 Capital (to Average Assets)	100,746	13.02%	30,958	4.00%	38,697	5.00%

In addition to monitoring its risk-based capital ratios, the Company also determines the primary capital ratio on a quarterly basis. This ratio was 14.77% at September 30, 2014, which is well above the regulatory minimum of 6.00%. Management continues to emphasize the importance of maintaining the appropriate capital levels of the Company and has established the goal of maintaining its primary capital ratio at 8.00%, which is the minimum requirement for classification as being “well-capitalized” by the banking regulatory authorities.

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

Item 4: Controls and Procedures

As of September 30, 2014, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the period ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

The Bank is involved in various legal matters and claims which are being defended and handled in the ordinary course of business. None of these matters is expected, in the opinion of Management, to have a material adverse effect upon the financial position or results of operations of the Company.

Item 5: Other Information

None.

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 31.1:	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

Exhibit 31.2:	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

Exhibit 32.1:	Certification of Chief Executive Officer Pursuant to 18 U.S.C. ss. 1350

Exhibit 32.2:	Certification of Chief Financial Officer Pursuant to 18 U.S.C. ss. 1350

Exhibit 101	The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Condition at September 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Operations for the quarters and nine months ended September 30, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income (Loss) for the quarters and nine months ended September 30, 2014 and 2013, (iv) Consolidated Statement of Changes in Shareholders’ Equity for the nine months ended September 30, 2014, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 and (vi) Notes to the Unaudited Consolidated Financial Statements for the nine months ended September 30, 2014 and 2013.

(b) Reports on Form 8-K

A Form 8-K was filed on July 23, 2014 and October 22, 2014.

SIGNATURES

Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL CORPORATION

(Registrant)

Date:	November 13, 2014

By:	/s/ Chevis C. Swetman
Chevis C. Swetman
Chairman, President and Chief Executive Officer
(principal executive officer)

Date:	November 13, 2014

By:	/s/ Lauri A. Wood
Lauri A. Wood
Chief Financial Officer and Controller
(principal financial and accounting officer)