Form 10-K
period 2014-12-31
PEOPLES FINANCIAL CORP /MS/
filed 2015-03-18
CIK 770460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014        Commission File Number 001-12103

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

Large accelerated filer ___       Accelerated filer ____                     Non-Accelerated filer ___                     Smaller reporting company X

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ____ NO   X

At June 30, 2014, the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $63,684,000.

On February 20, 2015, the registrant had outstanding 5,123,186 shares of common stock, par value of $1.00 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement issued in connection with the Annual Meeting of Shareholders to be held April 22, 2015, are incorporated by reference into Part III of this report.

Peoples Financial Corporation

Form 10-K

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

BACKGROUND AND CURRENT OPERATIONS

General

Peoples Financial Corporation (the “Company”) was organized as a one bank holding company in 1985. The Company is headquartered in Biloxi, Mississippi. At December 31, 2014, the Company operated in the state of Mississippi through its wholly-owned subsidiary, The Peoples Bank, Biloxi, Mississippi (the “Bank”). The Company is engaged, through this subsidiary, in the banking business. The Bank is the Company’s principal asset and primary source of revenue.

The Main Office, operations center and asset management and trust services of the Bank are located in downtown Biloxi, MS. At December 31, 2014, the Bank also had 17 branches located throughout Harrison, Hancock, Jackson and Stone Counties. The Bank has automated teller machines (“ATM”) at its Main Office, all branch locations and at numerous non-proprietary locations.

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

The Bank also offers a variety of other services including safe deposit box rental, wire transfer services, night drop facilities, collection services, cash management and Internet banking. The Bank has 41 ATMs at its branch locations and other off-site, non-proprietary locations, providing bank customers access to their depository accounts. The Bank is a member of the PULSE network.

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

Employees

At December 31, 2014, the Bank employed 164 full-time employees and 12 part-time employees. The Company has no employees who are not employees of the bank subsidiary. Through the Bank, employees receive salaries and benefits, which include 401(k) and ESOP plans, cafeteria plan, and life, health and disability insurance. The Company considers its relationship with its employees to be good.

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

REGULATION AND SUPERVISION

General

The Company is subject to regulation and supervision by the Board of Governors of the Federal Reserve System. The Company is required to file annual reports with the Federal Reserve and such other information as the Federal Reserve may require. The Federal Reserve also conducts examinations of the Company.

The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

•

it may acquire direct or indirect ownership or control of any voting shares of any other bank holding company if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the voting shares of the other bank holding company;

•

it may acquire direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the voting shares of the bank;

•	it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank; or

•	it may merge or consolidate with any other bank holding company.

The Bank Holding Company Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or that would substantially lessen competition in the banking business, unless the public interest in meeting the needs of the communities to be served outweighs the anti-competitive effects. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks involved and the convenience and needs of the communities to be served. Consideration of financial resources generally focuses on capital adequacy, and consideration of convenience and needs issues focuses, in part, on the performance under the Community Reinvestment Act of 1977, both of which are discussed below in more detail.

Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is also presumed to exist, although rebuttable, if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

•	the bank holding company has registered securities under Section 12 of the Exchange Act of 1934, as amended (“Exchange Act”); or

•	no other person owns a greater percentage of that class of voting securities immediately after the transaction.

The Company’s common stock is registered under Section 12 of the Exchange Act. The regulations provide a procedure for challenging rebuttable presumptions of control.

The Bank Holding Company Act generally prohibits a bank holding company from engaging in activities other than banking, managing or controlling banks or other permissible subsidiaries and acquiring or retaining direct or indirect control of any company engaged in any activities other than activities closely related to banking or managing or controlling banks. In determining whether a particular activity is permissible, the Federal Reserve considers whether performing the activity can be expected to produce benefits to the public that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Federal Reserve has the power to order a bank holding company or its subsidiaries to terminate any activity or control of any subsidiary when the continuation of the activity or control constitutes a serious risk to the financial safety, soundness or stability of any bank subsidiary of that bank holding company.

The Bank is incorporated under the laws of the State of Mississippi and is subject to the applicable provisions of Mississippi banking laws and the laws of the various states in which it operates, as well as federal law. The Bank is subject to the supervision of the Mississippi Department of Banking and Consumer Finance and to regular examinations by that department. Deposits in the Bank are insured by the Federal Deposit Insurance Corporation (the “FDIC”) and, therefore, the Bank is subject to the provisions of the Federal Deposit Insurance Act and to examination by the FDIC.

Federal Reserve policy historically has required bank holding companies to act as a source of strength to their bank subsidiaries and to commit capital and financial resources to support those subsidiaries. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) codifies this policy as a statutory requirement. This support may be required by the Federal Reserve at times when the Company might otherwise determine not to provide it. In addition, if a bank holding company commits to a federal bank regulator that it will maintain the capital of its bank subsidiary, whether in response to the Federal Reserve’s invoking its source-of-strength authority or in response to other regulatory measures, that commitment will be assumed by the bankruptcy trustee and the bank will be entitled to priority payment in respect of that commitment, ahead of other creditors of the bank holding company.

In addition, the Company is required to file certain reports with, and otherwise comply with the rules and regulations of, the SEC under federal securities laws. The common stock of the Company is listed on the NASDAQ capital market exchange, such listing subjecting the Company to compliance with the exchange’s requirements with respect to reporting and other rules and regulations.

The Dodd-Frank Act

The Dodd-Frank Act, enacted in 2010, significantly restructured financial regulation in the United States, including through the creation of a new resolution authority, mandating higher capital and liquidity requirements, requiring banks to pay increased fees to regulatory agencies, and through numerous other provisions intended to strengthen the financial services sector.

The Dodd-Frank Act established the Consumer Financial Protection Bureau (“CFPB”), which has extensive regulatory and enforcement powers over consumer financial products and services, and the Financial Stability Oversight Council, which has oversight authority for monitoring and regulating systemic risk. In addition, the Dodd-Frank Act altered the authority and duties of the federal banking and securities regulatory agencies, implemented certain corporate governance requirements for all public companies, including financial institutions, with regard to executive compensation, proxy access by shareholders, and certain whistleblower provisions, and restricted certain proprietary trading and hedge fund and private equity activities of banks and their affiliates. The Dodd-Frank Act also required the issuance of numerous implementing regulations, many of which have not yet been issued.

In January 2013, the CFPB issued final regulations governing mainly consumer mortgage lending. One rule imposes additional requirements on lenders, including rules designed to require lenders to ensure borrowers’ ability to repay their mortgage. The CFPB also finalized a rule on escrow accounts for higher priced mortgage loans and a rule expanding the scope of the high-cost mortgage provision in the Truth in Lending Act. The CFPB also issued final rules implementing provisions of the Dodd-

Frank Act that relate to mortgage servicing. In November 2013, the CFPB issued a final rule on integrated mortgage disclosures under the Truth in Lending Act and the Real Estate Settlement Procedures Act, compliance with which is required by August 1, 2015.

The Dodd-Frank Act authorizes national and state banks to establish de novo branches in other states to the same extent as a bank chartered by that state would be so permitted. Previously, banks could only establish branches in other states if the host state expressly permitted out-of-state banks to establish branches in that state. Accordingly, banks are now able to enter new markets more freely.

Recently, the CFPB and banking regulatory agencies have increasingly used a general consumer protection statute to address unethical or otherwise bad business practices that may not necessarily fall directly under the purview of a specific banking or consumer finance law. Prior to the Dodd-Frank Act, there was little formal guidance to provide insight to the parameters for compliance with the “unfair or deceptive acts or practices” (“UDAP”) law. However, the UDAP provisions have been expanded under the Dodd-Frank Act to apply to “unfair, deceptive or abusive acts or practices,” which has been delegated to the CFPB for supervision.

Many aspects of the Dodd-Frank Act are subject to further rulemaking and will take effect over several years. The overall financial impact on the Company and its subsidiaries or the financial services industry generally cannot be anticipated at this time.

Dividends

The Company is a legal entity that is separate and distinct from its subsidiaries. The primary source of funds for dividends paid to the Company’s shareholders are dividends paid to the Company by the Bank. Various federal and state laws limit the amount of dividends that the Bank may pay to the Company without regulatory approval. Under Mississippi law, the Bank must obtain non-objection of the Commissioner of the Mississippi Department of Banking and Consumer Finance prior to paying any dividend on the Bank’s common stock. In addition, the Bank may not pay any dividends if, after paying the dividend, it would be undercapitalized under applicable capital requirements. The FDIC also has the authority to prohibit the Bank from engaging in business practices that the FDIC considers to be unsafe or unsound, which, depending on the financial condition of the Bank, could include the payment of dividends.

In addition, the Federal Reserve has the authority to prohibit the payment of dividends by a bank holding company if its actions constitute unsafe or unsound practices. The Federal Reserve has issued a policy statement, Supervisory Release 09-4, on the payment of cash dividends by bank holding companies, which outlines the Federal Reserve’s view that a bank holding company that is experiencing earnings weaknesses or other financial pressures should not pay cash dividends that exceed its net income, that are inconsistent with its capital position, or that could only be funded in ways that weaken its financial health, such as by borrowing or selling assets. The Federal Reserve has indicated that, in some instances, it may be appropriate for a bank holding company to eliminate its dividends.

Capital

The Federal Reserve has issued risk-based capital ratio and leverage ratio guidelines for bank holding companies. The risk-based capital ratio guidelines establish a systematic analytical framework that:

•	makes regulatory capital requirements sensitive to differences in risk profiles among banking organizations;

•	takes off-balance sheet exposures into explicit account in assessing capital adequacy; and

•	minimizes disincentives to holding liquid, low-risk assets.

Under the guidelines and related policies, bank holding companies must maintain capital sufficient to meet both a risk-based asset ratio test and a leverage ratio test on a consolidated basis. The risk-based ratio is determined by allocating assets and specified off-balance sheet commitments into four weighted categories, with higher weighting assigned to categories perceived as representing greater risk. The risk-based ratio represents capital divided by total risk-weighted assets. The leverage ratio is core capital divided by total assets adjusted as specified in the guidelines. The Bank is subject to substantially similar capital requirements promulgated by the FDIC.

Generally, under the applicable guidelines, a financial institution’s capital is divided into two tiers. “Total capital” is Tier 1 plus Tier 2 capital. These two tiers are:

•

“Tier 1,” or core capital, that includes total equity plus qualifying capital securities and minority interests, excluding unrealized gains and losses accumulated in other comprehensive income, and non-qualifying intangible and servicing assets; and

•

“Tier 2,” or supplementary capital, includes, among other things, cumulative and limited-life preferred stock, mandatory convertible securities, qualifying subordinated debt, and the allowance for credit losses, up to 1.25% of risk-weighted assets.

The Federal Reserve and the other federal banking regulators require that all intangible assets (net of deferred tax), except originated or purchased mortgage-servicing rights, non-mortgage servicing assets, and purchased credit card relationships, be deducted from Tier 1 capital. However, the total amount of these items included in Total capital cannot exceed 100% of an institution’s Tier 1 capital.

Under the risk-based capital guidelines existing prior to January 1, 2015, financial institutions were required to maintain a risk-based ratio of 8%, with 4% being Tier 1 capital. The appropriate regulatory authority may set higher capital requirements when they believe an institution’s circumstances warrant.

Under the leverage guidelines existing prior to January 1, 2015, financial institutions are required to maintain a leverage ratio of at least 3%. The minimum ratio is applicable only to financial institutions that meet certain specified criteria, including excellent asset quality, high liquidity, low interest rate risk exposure, and the highest regulatory rating. Financial institutions not meeting these criteria are required to maintain a minimum Tier 1 leverage ratio of 4%.

The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 capital leverage ratio” (deducting all intangibles) and other indicators of capital strength in evaluating proposals for expansion or new activities.

Failure to meet applicable capital guidelines could subject the financial institution to a variety of enforcement remedies available to the federal regulatory authorities. These include limitations on the ability to pay dividends, the issuance of a capital directive to increase capital, and the termination of deposit insurance by the FDIC. In addition, the financial institution could be subject to the measures described below under “Prompt Corrective Action” as applicable to “under-capitalized” institutions.

New Capital Rules

On July 2, 2013, the Federal Reserve approved the final rule for BASEL III capital requirements for all bank holding companies charted in the United States. The rule was subsequently approved by the FDIC on July 9, 2013 and made applicable to the Bank. The rule implements in the United States certain of the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. The major provisions of the new rule applicable to the Company and the Bank are:

•

The new rule implements higher minimum capital requirements, includes a new common equity Tier 1 capital requirement, and establishes criteria that instruments must meet in order to be considered common equity Tier 1 capital, additional Tier 1 capital, or Tier 2 capital. These enhancements both improve the quality and increase the quantity of capital required to be held by banking organizations, better equipping the United States banking system to deal with adverse economic conditions.

•

The new minimum capital to risk-weighted assets requirements are a common equity Tier 1 capital ratio of 4.5% and a Tier 1 capital ratio of 6.0% which is an increase from 4.0%, and a total capital ratio that remains at 8.0%. The minimum leverage ratio (Tier 1 capital to total assets) is 4.0%.

•

The new rule improves the quality of capital by implementing changes to the definition of capital. Among the most important changes are stricter eligibility criteria for regulatory capital instruments that would disallow the inclusion of instruments such as trust preferred securities in Tier 1 capital going forward, and new constraints on the inclusion of minority interests, mortgage-servicing assets, deferred tax assets, and certain investments in the capital of unconsolidated financial institutions. In addition, the new rule requires that most regulatory capital deductions be made from common equity Tier 1 capital.

•	Under the new rule, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements. This buffer will help to ensure that banking organizations conserve capital when it is most needed, allowing them to better weather periods of economic stress. The buffer is measured relative to risk weighted assets. Phase-in of the capital conservation buffer requirements will begin on January 1, 2016. A banking organization with a buffer greater than 2.5% would not be subject to limits on capital distributions or discretionary bonus payments; however, a banking organization with a buffer of less than 2.5% would be subject to increasingly stringent limitations as the buffer approaches zero. The new rule also prohibits a banking organization from making distributions or discretionary bonus payments during any quarter if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% at the beginning of the quarter. When the new rule is fully phased in, the minimum capital requirements plus the capital conservation buffer will exceed the prompt corrective action well-capitalized thresholds.

•

The new rule also increases the risk weights for past-due loans, certain commercial real estate loans, and some equity exposures, and makes selected other changes in risk weights and credit conversion factors.

The transition period for implementation of Basel III is January 1, 2015, through December 31, 2018.

Prompt Corrective Action

The Federal Deposit Insurance Corporation Improvement Act of 1991, known as FDICIA, requires federal banking regulatory authorities to take “prompt corrective action” with respect to depository institutions that do not meet minimum capital requirements. For these purposes, FDICIA establishes five capital tiers: “well-capitalized,” “adequately-capitalized,” “under-capitalized,” “significantly under-capitalized,” and “critically under-capitalized.”

An institution is deemed to be:

•

“well-capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater (8% after January 1, 2015), a Tier 1 leverage ratio of 5% or greater, and, after January 1, 2015, a common equity Tier 1 capital ratio of 6.5% or greater, and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure;

•

“adequately-capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater (6% after January 1, 2015), generally, a Tier 1 leverage ratio of 4% or greater, and, after January 1, 2015, a common equity Tier 1 capital ratio of 4.5% or greater, and the institution does not meet the definition of a “well-capitalized” institution;

•	“under-capitalized” if it does not meet one or more of the “adequately-capitalized” tests;

•

“significantly under-capitalized” if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% (less than 4% after January 1, 2015), a Tier 1 leverage ratio that is less than 3%, and, after January 1, 2015, a common equity Tier 1 capital ratio that is less than 3%; and

•	“critically under-capitalized” if it has a ratio of tangible equity, as defined in the regulations, to total assets that is equal to or less than 2%.

Throughout 2014, the Bank’s regulatory capital ratios were in excess of the levels established for “well-capitalized” institutions.

FDICIA generally prohibits a depository institution from making any capital distribution, including payment of a cash dividend or paying any management fee to its holding company, if the depository institution would be “under-capitalized” after such payment. “Under-capitalized” institutions are subject to growth limitations and are required by the appropriate federal banking agency to submit a capital restoration plan. If any depository institution subsidiary of a holding company is required to submit a capital restoration plan, the holding company would be required to provide a limited guarantee regarding compliance with the plan as a condition of approval of such plan.

If an “under-capitalized” institution fails to submit an acceptable plan, it is treated as if it is “significantly under-capitalized.” “Significantly under-capitalized” institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately-capitalized,” requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks.

“Critically under-capitalized” institutions may not, beginning 60 days after becoming “critically under-capitalized,” make any payment of principal or interest on their subordinated debt. In addition, “critically under-capitalized” institutions are subject to appointment of a receiver or conservator within 90 days of becoming so classified.

Under FDICIA, a depository institution that is not “well-capitalized” is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market. As previously stated, the Bank is “well-capitalized” and the FDICIA brokered deposit rule did not adversely affect its ability to accept brokered deposits. The Bank had $5,000,000 of such brokered deposits at December 31, 2014.

Interstate Banking and Branching Legislation

Federal law allows banks to establish and operate a de novo branch in a state other than the bank’s home state if the law of the state where the branch is to be located would permit establishment of the branch if the bank were chartered by that state, subject to standard regulatory review and approval requirements. Federal law also allows the Bank to acquire an existing branch in a state in which the bank is not headquartered and does not maintain a branch if the FDIC and Mississippi Banking Department approve the branch or acquisition, and if the law of the state in which the branch is located or to be located would permit the establishment of the branch if the bank were chartered by that state.

Once a bank has established branches in a state through an interstate merger transaction or through de novo branching, the bank may then establish and acquire additional branches within that state to the same extent that a state chartered bank is allowed to establish or acquire branches within the state.

Under the Bank Holding Company Act, a bank holding company may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank holding company or bank or merge or consolidate with another bank holding company without the prior approval of the Federal Reserve. Current federal law authorizes interstate acquisitions of banks and bank holding companies without geographic limitation. Furthermore, a bank headquartered in one state is authorized to merge with a bank headquartered in another state, as long as neither of the states have opted out of such interstate merger authority prior to such date, and subject to any state requirement that the target bank shall have been in existence and operating for a minimum period of time, not to exceed five years, and subject to certain deposit market-share limitations.

FDIC Insurance

The deposits of the Bank are insured by the Deposit Insurance Fund (the “DIF”), which the FDIC administers. The Dodd-Frank Act permanently increased deposit insurance on most accounts to $250,000. To fund the DIF, FDIC-insured banks are required to pay deposit insurance assessments to the FDIC. For institutions like the Bank with less than $10 billion in assets, the amount of the assessment is based on its risk classification. The higher an institution’s risk classification, the higher its rate of assessments (on the assumption that such institutions pose a greater risk of loss to the DIF). An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern that the institution poses to the regulators. In addition, the FDIC can impose special assessments in certain instances.

In addition, all institutions with deposits insured by the FDIC must pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established as a financing vehicle for the Federal Savings & Loan Insurance Corporation. The annualized assessment rate for the first quarter of fiscal 2015 is .60% of the assessment base and is adjusted quarterly. These assessments will continue until the bonds mature in 2019.

The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. If the FDIC terminates an institution’s deposit insurance, accounts insured at the time of the termination, less withdrawals, will continue to be insured for a period of six months to two years, as determined by the FDIC.

Affiliate Transactions

The Bank is subject to Regulation W, which comprehensively implements statutory restrictions on transactions between a bank and its affiliates. Regulation W combines the Federal Reserve’s interpretations and exemptions relating to Sections 23A and 23B of the Federal Reserve Act. Regulation W and Section 23A place limits on the amount of loans or extensions of credit to, investments in, or certain other transactions with affiliates, and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. In general, the Bank’s “affiliates” are the Company and its non-bank subsidiary.

Regulation W and Section 23B prohibit, among other things, a bank from engaging in certain transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the bank, as those prevailing at the time for comparable transactions with non-affiliated companies.

The Bank is also subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders and their related interests. Such extensions of credit must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and must not involve more than the normal risk of repayment or present other unfavorable features.

The Community Reinvestment Act

The Community Reinvestment Act of 1977 (“CRA”) and its implementing regulations provide an incentive for regulated financial institutions to meet the credit needs of their local community or communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of such financial institutions. The regulations provide that the appropriate regulatory authority will assess reports under CRA in connection with applications for establishment of domestic branches, acquisitions of banks or mergers involving bank holding companies. An unsatisfactory rating under CRA may serve as a basis to deny an application to acquire or establish a new bank, to establish a new branch or to expand banking services. As of December 31, 2014, the Bank had a “satisfactory” rating under CRA.

Patriot Act

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, as extended and revised by the PATRIOT Improvement and Reauthorization Act of 2005 (the “Patriot Act”), requires each financial institution to: (i) establish an anti-money laundering program; (ii) establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign financial institutions; and (iii) avoid establishing, maintaining, administering or managing correspondent accounts in the United States for, or on behalf of, foreign financial institutions that do not have a physical presence in any country. The Patriot Act also requires that financial institutions follow certain minimum standards to verify the identity of customers, both foreign and domestic, when a customer opens an account. In addition, the Patriot Act contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities. Federal banking regulators are required, when reviewing bank holding company acquisition and bank merger applications, to take into account the effectiveness of the anti-money laundering activities of the applicants.

Consumer Privacy and Other Consumer Protection Laws

The Bank, like all other financial institutions, is required to maintain the privacy of its customers’ non-public, personal information. Such privacy requirements direct financial institutions to:

•	provide notice to customers regarding privacy policies and practices;

•	inform customers regarding the conditions under which their non-public personal information may be disclosed to non-affiliated third parties; and

•	give customers an option to prevent disclosure of such information to non-affiliated third parties.

Under the Fair and Accurate Credit Transactions Act of 2003, the Bank’s customers may also opt out of information sharing between and among the Bank and its affiliates.

The Bank is also subject, in connection with its deposit, lending and leasing activities, to numerous federal and state laws aimed at protecting consumers, including the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Equal Credit Opportunity Act, the Truth in Lending Act, the Truth-in-Savings Act, the Fair Housing Act, the Fair Credit Reporting Act, the Electronic Funds Transfer Act, the Currency and Foreign Transactions Reporting Act, the National Flood Insurance Act, the Flood Protection Act, the Bank Secrecy Act, laws and regulations governing unfair, deceptive, and/or abuse acts and practices, the Servicemembers Civil Relief Act, the Housing and Economic Recovery Act, and the Credit Card Accountability Act, among others, as well as various state laws.

Incentive Compensation

In 2010, the Federal Reserve issued guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The guidance also provides that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

The federal banking agencies have proposed rule-making implementing provisions of the Dodd-Frank Act to prohibit incentive-based compensation plans that expose “covered financial institutions” to inappropriate risks. Covered financial institutions are institutions that have over $1 billion in assets and offer incentive-based compensation programs. If adopted, the proposed rules would require incentive-based compensation plans:

•	to provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks;

•	be compatible with effective internal controls and risk management, and

•	be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors and appropriate policies, procedures and monitoring.

The scope and content of banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future. It cannot be determined at this time whether compliance with such policies will adversely affect the Company’s ability to hire, retain and motivate its key employees.

Sarbanes-Oxley

The Sarbanes-Oxley Act of 2002 is applicable to all companies with equity or debt securities registered under the Exchange Act. In particular, the Sarbanes-Oxley Act established: (i) requirements for audit committees, including independence, expertise and responsibilities; (ii) certification and related responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) standards for auditors and regulation of audits; (iv) disclosure and reporting obligations for the reporting company and its directors and executive officers; and (v) civil and criminal penalties for violation of the securities laws.

Effect of Governmental Policies

The Company and the Bank are affected by the policies of regulatory authorities, including the Federal Reserve, the FDIC, and the Mississippi Department of Banking. An important function of the Federal Reserve is to regulate the national money supply. Among the instruments of monetary policy used by the Federal Reserve are: (i) purchases and sales of U.S. government and other securities in the marketplace; (ii) changes in the discount rate, which is the rate any depository institution must pay to borrow from the Federal Reserve; (iii) changes in the reserve requirements of depository institutions; and (iv) indirectly, changes in the federal funds rate, which is the rate at which depository institutions lend money to each other overnight. These instruments are intended to influence economic and monetary growth, interest rate levels, and inflation.

The monetary policies of the Federal Reserve and other governmental policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. Because of changing conditions in the national and international economy and in the money markets, as well as the result of actions by monetary and fiscal authorities, it is not possible to predict with certainty future changes in interest rates, deposit levels, loan demand, or the business and results of operations of the Company and the Bank, or whether changing economic conditions will have a positive or negative effect on operations and earnings.

Other Proposals

Bills occasionally are introduced in the United States Congress and the Mississippi State Legislature and other state legislatures, and regulations occasionally are proposed by our regulatory agencies, any of which could affect our businesses, financial results, and financial condition. Generally it cannot be predicted whether or in what form any particular proposals will be adopted or the extent to which the Company and the Bank may be affected.

Summary

The following discussion sets forth certain material elements of the regulatory framework applicable to the Company and the Bank. This discussion is a brief summary of the regulatory environment in which the Company and its subsidiaries operate and is not designed to be a complete discussion of all statutes and regulations affecting such operations. Regulation of financial institutions is intended primarily for the protection of depositors, the deposit insurance fund and the banking system, and generally is not intended for the protection of shareholders. Changes in applicable laws, and their application by regulatory agencies, cannot necessarily be predicted, but could have a material effect on the business and results of the Company and its subsidiaries.

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

Distribution of Assets, Liabilities and Shareholders’ Equity and Interest Rates and Differentials

Net Interest Income, the difference between Interest Income and Interest Expense, is the most significant component of the Company’s earnings. For interest analytical purposes, Management adjusts Net Interest Income to a “taxable equivalent” basis using a Federal Income Tax rate of 34% in 2014, 2013 and 2012 on tax-exempt items (primarily interest on municipal securities).

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

Recognizing the importance of interest differential to total earnings, Management places great emphasis on managing interest rate spreads. Although interest differential is affected by national, regional and local economic conditions, including the level of credit demand and interest rates, there are significant opportunities to influence interest differential through appropriate loan and investment policies which are designed to maximize the differential while maintaining sufficient liquidity and availability of incremental funds for purposes of meeting existing commitments and investment in lending and investment opportunities that may arise.

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

Further information concerning the provision for loan losses and the allowance for loan losses is presented in “Management’s Discussion and Analysis” in Item 7 of this Annual Report on Form 10-K and in “Note A - Business and Summary of Significant Accounting Policies” to the 2014 Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Return on Equity and Assets

The Company’s results and key ratios for 2010 – 2014 are summarized in the “Selected Financial Data” in Item 6 and “Management’s Discussion and Analysis” in Item 7 of this Annual Report on Form 10-K.

The Company’s dividend payout ratio for the years ended December 31, 2014, 2013 and 2012, was as follows:

For the Years Ended December 31,	2014	2013	2012

	(5%)		39%

Dividends were paid in June 2014 when the Company recorded net income.

SCHEDULE I-A

Distribution of Average Assets, Liabilities and Shareholders’ Equity (1) (In thousands)

For the Years Ended December 31,	2014	2013	2012

ASSETS:

Cash and due from banks	$29,412	$31,271	$31,307

Available for sale securities:
Taxable securities	225,742	247,097	264,248
Non-taxable securities	34,360	36,605	39,407
Other securities	4,065	2,316	3,856

Held to maturity securities:
Non-taxable securities	13,696	9,936	4,698

Other investments	2,962	3,262	3,450

Net loans (2)	353,216	395,240	422,495

Federal funds sold	7,305	26,306	6,601

Other assets	62,847	59,503	56,708

TOTAL ASSETS	$733,605	$811,536	$832,770

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Non-interest bearing deposits	$108,786	$109,695	$102,383
Interest bearing deposits	319,963	369,926	380,389

Total deposits	428,749	479,621	482,772

Federal funds purchased and securities sold under agreements to repurchase	127,707	181,702	169,352

Other liabilities	74,691	43,957	70,164

Total liabilities	631,147	705,280	722,288

Shareholders’ equity	102,458	106,256	110,482

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$733,605	$811,536	$832,770

(1) All averages are computed on a daily basis.

(2) Gross loans and discounts, net of unearned income and allowance for loan losses.

SCHEDULE I-B

Average (1) Amount Outstanding for Major Categories of Interest Earning Assets

And Interest Bearing Liabilities (In thousands)

For the Years Ended December 31,	2014	2013	2012

INTEREST EARNING ASSETS:

Loans (2)	$362,649	$405,463	$430,205

Federal funds sold	7,305	26,306	6,601

Available for sale securities:
Taxable securities	225,742	247,097	264,248
Non-taxable securities	34,360	36,605	39,407
Other securities	4,065	2,316	3,856

Held to maturity securities:
Non-taxable securities	13,696	9,936	4,698

TOTAL INTEREST EARNING ASSETS	$647,817	$727,723	$749,015

INTEREST BEARING LIABILITIES:

Savings and negotiable interest bearing deposits	$230,399	$246,728	$230,829

Time deposits	89,564	123,198	149,560

Federal funds purchased and securities sold under agreements to repurchase	127,707	181,702	169,352

Other borrowed funds	56,849	27,293	54,188

TOTAL INTEREST BEARING LIABILITIES	$504,519	$578,921	$603,929

(1) All averages are computed on a daily basis.

(2) Net of unearned income. Includes nonaccrual loans

SCHEDULE I-C

Interest Earned or Paid on Major Categories of Interest Earning Assets

And Interest Bearing Liabilities (In thousands)

For the Years Ended December 31,	2014	2013	2012

INTEREST EARNED ON:

Loans (1)	$16,055	$18,927	$18,576

Federal funds sold	21	69	16

Available for sale securities:
Taxable securities	4,502	4,407	4,527
Non-taxable securities	1,889	1,946	2,073
Other securities	18	29	15

Held to maturity securities:
Non-taxable securities	474	363	189

TOTAL INTEREST EARNED (1)	$22,959	$25,741	$25,396

INTEREST PAID ON:

Savings and negotiable interest bearing deposits	$174	$179	$410

Time deposits	937	919	1,090

Federal funds purchased and securities sold under agreements to repurchase	100	158	335

Other borrowed funds	230	191	233

TOTAL INTEREST PAID	$1,441	$1,447	$2,068

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% for 2014, 2013 and 2012.

SCHEDULE I-D

Average Interest Rate Earned or Paid for Major Categories of

Interest Earning Assets And Interest Bearing Liabilities

For the Years Ended December 31,	2014	2013	2012

AVERAGE RATE EARNED ON:

Loans	4.43%	4.67%	4.32%

Federal funds sold	.29%	.26%	.24%

Available for sale securities:
Taxable securities	1.99%	1.78%	1.71%
Non-taxable securities	5.50%	5.32%	5.26%
Other securities	.44%	1.25%	.39%

Held to maturity securities:
Non-taxable securities	3.46%	3.65%	4.02%

TOTAL (weighted average rate)(1)	3.54%	3.54%	3.39%

AVERAGE RATE PAID ON:

Savings and negotiable interest bearing deposits	.08%	.07%	.18%

Time deposits	1.05%	.75%	.73%

Federal funds purchased and securities sold under agreements to repurchase	.08%	.09%	.20%

Other borrowed funds	.40%	.70%	.43%

TOTAL (weighted average rate)	.29%	.25%	.34%

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% for 2014, 2013 and 2012.

SCHEDULE I-E

Net Interest Earnings and Net Yield on Interest Earning Assets

(In thousands, except percentages)

For the Years Ended December 31,	2014	2013	2012

Total interest income (1)	$22,959	$25,741	$25,396

Total interest expense	1,441	1,447	2,068

Net interest earnings	$21,518	$24,294	$23,328

Net yield on interest earning assets	3.32%	3.34%	3.11%

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% for 2014, 2013 and 2012.

SCHEDULE I-F

Analysis of Changes in Interest Income and Interest Expense

(In thousands)

For the Years Ended December 31,	2014	2013	Increase (Decrease)	Volume	Rate	Rate/Volume

INTEREST EARNED ON:

Loans (1)(2)	$16,055	$18,927	$(2,872)	$(1,998)	$(977)		$103

Federal funds sold	21	69	(48)	(50)	7		(5)

Available for sale securities:
Taxable securities	4,502	4,407	95	(380)	520		(45)
Non-taxable securities	1,889	1,946	(57)	(119)	66		(4)
Other securities	18	29	(11)	22	(19)		(14)

Held to maturity securities:
Non-taxable securities	474	363	111	137	(19)		(7)

TOTAL INTEREST EARNED (3)	$22,959	$25,741	$(2,782)	$(2,388)	$(422)		$28

INTEREST PAID ON:

Savings and negotiable interest bearing deposits	$174	$179	$(5)	$(12)	$7	$

Time deposits	937	919	18	(251)	370		(101)

Federal funds purchased and securities sold under agreements to repurchase	100	158	(58)	(47)	(16)		5

Other borrowed funds	230	191	39	207	(81)		(87)

TOTAL INTEREST PAID	$1,441	$1,447	$(6)	$(103)	$280		$(183)

(1) Loan fees of $557 and $911 for 2014 and 2013, respectively, are included in these figures.

(2) Includes interest on nonaccrual loans.

(3) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% for 2014 and 2013.

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

SCHEDULE II-A

Book Value of Securities Portfolio

(In thousands)

December 31,	2014	2013	2012

Available for sale securities:

U.S. Treasuries, U.S. Government agencies and Mortgage-backed securities	$183,460	$239,779	$220,635

States and political subdivisions	31,012	35,011	37,591

Other securities	650	650	650

Total	$215,122	$275,440	$258,876

Held to maturity securities:

States and political subdivisions	$17,784	$11,142	$7,125

Total	$17,784	$11,142	$7,125

SCHEDULE II-B

Maturity Securities Portfolio at December 31, 2014

And Weighted Average Yields of Such Securities

(In thousands, except percentage data)

	Maturity
	Within one year		After one year but within five years		After five years but within ten years		After ten years

December 31,	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Available for sale securities:

U.S. Treasuries, U.S. Government agencies and Mortgage-backed securities	$1,008	1.11%	$52,842	1.10%	$37,855	2.09%	$91,755	2.65%

States and political subdivisions	4,754	3.58%	8,896	3.77%	14,772	3.81%	2,590	4.10%

Other securities							650	2.00%

Total	$5,762	3.41%	$61,738	2.10%	$52,627	2.97%	$94,995	2.75%

Held to maturity securities:

States and political subdivisions	$211	.60%	$3,964	1.98%	$8,118	2.51%	$5,491	2.42%

Total	$211	.60%	$3,964	1.98%	$8,118	2.51%	$5,491	2.42%

Note: The weighted average yields are calculated on the basis of cost. Average yields on investments in states and political subdivisions are based on their contractual yield. Available for sale securities are stated at fair value and held to maturity securities are stated at amortized cost.

SCHEDULE III-A

Loan Portfolio

Loans by Type Outstanding (1) (In thousands)

December 31,	2014	2013	2012	2011	2010

Real estate, construction	$44,129	$64,390	$79,924	$90,068	$91,047

Real estate, mortgage	266,158	259,082	298,283	286,502	260,286

Loans to finance agricultural production	1,230	726	43	1,164	1,122

Commercial and industrial	37,441	42,653	43,328	43,079	43,098

Loans to individuals for household, family and other consumer expenditures	7,538	7,139	7,933	8,327	10,687

Obligations of states and political subdivisions	5,462	1,023	1,248	2,840	2,938

All other loans	449	336	324	427	721

Total	$362,407	$375,349	$431,083	$432,407	$409,899

(1)	No foreign debt outstanding.

SCHEDULE III-B

Maturities and Sensitivity to Changes in

Interest Rates of the Loan Portfolio as of December 31, 2014

(In thousands)

	Maturity

December 31,	One year or less	Over one year through 5 years	Over 5 years	Total

Real estate, construction	$15,977	$13,747	$14,405	$44,129

Real estate, mortgage	29,651	104,976	131,531	266,158

Loans to finance agricultural production	1,197	33		1,230

Commercial and industrial	13,806	19,681	3,954	37,441

Loans to individuals for household, family and other consumer expenditures	2,453	4,700	385	7,538

Obligations of states and political subdivisions	4,726	736		5,462

All other loans	449			449

Total	$68,259	$143,873	$150,275	$362,407

Loans with pre-determined interest rates	$28,112	$99,364	$54,807	$182,283

Loans with floating interest rates	40,147	44,509	95,468	180,124

Total	$68,259	$143,873	$150,275	$362,407

SCHEDULE III-C

Non-Performing Loans (In thousands)

December 31,	2014	2013	2012	2011	2010

Loans accounted for on a nonaccrual basis (1)	$33,298	$26,171	$53,891	$57,592	$14,537

Loans which are contractually past due 90 or more days as to interest or principal payment, but are not included above	763	651	1,445	1,832	2,961

(1) The Bank places loans on a nonaccrual status when, in the opinion of Management, they possess sufficient uncertainty as to timely collection of interest or principal so as to preclude the recognition in reported earnings of some or all of the contractual interest. See “Note A – Business and Summary of Significant Accounting Policies” and “Note C – Loans” to the 2014 Consolidated Financial Statements in Item 8 in this Annual Report on Form 10-K for discussion of impaired loans.

SCHEDULE IV-A

Summary of Loan Loss Expenses

(In thousands, except percentage data)

December 31,	2014	2013	2012	2011	2010

Average amount of loans outstanding (1)(2)	$362,649	$405,463	$430,205	$405,367	$436,393

Balance of allowance for loan losses at beginning of period	$8,934	$8,857	$8,136	$6,650	$7,828

Loans charged-off:

Commercial, financial and agricultural	4,930	499	448	22	348

Consumer and other	2,800	9,623	3,228	1,650	7,943

Total loans charged-off	7,730	10,122	3,676	1,672	8,291

Recoveries of loans:

Commercial, financial and agricultural	277	126	23	14	14

Consumer and other	321	412	110	209	254

Total recoveries	598	538	133	223	268

Net loans charged-off	7,132	9,584	3,543	1,449	8,023

Provision for loan losses charged to operating expense	7,404	9,661	4,264	2,935	6,845

Total	$9,206	$8,934	$8,857	$8,136	$6,650

Ratio of net charge-offs during period to average loans outstanding	1.97%	2.36%	0.82%	0.36%	1.84%

(1)	Net of unearned income.
(2)	Includes nonaccrual loans.

SCHEDULE IV-B

Allocation of the Allowance for Loan Losses

(In thousands except percentage data)

	2014		2013		2012		2011		2010
December 31,	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans

Real estate, construction	$1,110	12	$1,470	17	$1,167	18	$2,018	20	$2,090	22

Real estate, mortgage	7,182	73	5,825	68	5,648	69	5,185	65	3,798	63

Loans to finance agricultural production	2	1		1		1	10	1	10	1

Commercial and industrial	587	10	1,338	11	1,760	9	629	10	550	10

Loans to individuals for household, family and other consumer expenditures	282	2	289	1	273	1	264	2	178	2

Obligations of states and political subdivisions		1		1		1		1		1

All other loans	43	1	12	1	9	1	30	1	24	1

Total	$9,206	100	$8,934	100	$8,857	100	$8,136	100	$6,650	100

SCHEDULE V

Summary of Average Deposits and Their Yields

(In thousands, except percentage data)

	2014		2013		2012
Years Ended December 31,	Amount	Rate	Amount	Rate	Amount	Rate

Demand deposits in domestic offices	$108,786	N/A	$109,695	N/A	$102,383	N/A

Negotiable interest bearing deposits in domestic offices	179,197	.08%	196,893	.08%	184,262	.20%

Savings deposits in domestic offices	51,202	.05%	49,835	.05%	46,567	.07%

Time deposits in domestic offices	89,564	1.05%	123,198	.75%	149,560	.73%

Total	$428,749	.26%	$479,621	.23%	$482,772	.31%

Certificates of deposit in amounts of $100,000 or more by the amount of time remaining until maturity as of December 31, 2014, are as follows (in thousands):

Remaining maturity:

3 months or less	$15,887
Over 3 months through 6 months	4,885
Over 6 months through 12 months	7,679
Over 12 months	7,474

Total	$35,925

SCHEDULE VI

Short Term Borrowings

(In thousands, except percentage data)

	2014	2013	2012

Balance, December 31,	$154,206	$209,638	$194,234

Weighted average interest rate at

December 31,	.07%	.14%	.02%

Maximum outstanding at any month-end during year	$196,215	$338,083	$241,988

Average amount outstanding during year	$184,556	$208,995	$215,810

Weighted average interest rate	.30%	.42%	.29%

Note: Short term borrowings include federal funds purchased from other banks and securities sold under agreements to repurchase and short term borrowings from the Federal Home Loan Bank.

SCHEDULE VII

Interest Sensitivity/Gap Analysis

(In thousands)

December 31, 2014:	0 - 3 Months	4 - 12 Months	1 - 5 Years		Over 5 Years	Total

ASSETS:

Loans (1)	$181,721	$8,168	$94,507		$44,713	$329,109

Available for sale securities	100	5,662	61,738		147,622	215,122

Held to maturity securities		211	3,964		13,609	17,784

Totals	$181,821	$14,041	$160,209		$205,944	$562,015

FUNDING SOURCES:

Interest bearing deposits	$237,339	$28,703	$23,064		$1	$289,107

Federal funds purchased and securities sold under agreements to repurchase	124,206					124,206

Borrowings from FHLB	30,077	231	6,040		2,360	38,708

Totals	$391,622	$28,934	$29,104		$2,361	$452,021

REPRICING/MATURITY GAP:

Period	$(209,801)	$(14,893)	$131,105		$203,583

Cumulative	(209,801)	(224,694)	(93,589)		109,994

Cumulative Gap/Total Assets	(31.37% )	(33.59% )	(13.99%	)	16.44%

(1) Amounts stated include fixed and variable rate loans that are still accruing interest. Variable rate loans are included in the next period in which they are subject to a change in rate. The principal portions of scheduled payments on fixed instruments are included in the period in which they become due or mature.

Capital Resources

Information about the Company’s capital resources is included in “Note J – Shareholders’ Equity” to the 2014 Consolidated Financial Statements in this Annual Report on Form 10-K.

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

The Company’s investment and loan portfolio subject the Company to credit risk. Credit losses are always inherent in the banking business but the continuing challenging economic environment in the Company’s trade area presents even more exposure to loss. The Company makes various assumptions and judgments about the collectibility of its loan portfolio and provides an allowance for loan losses based on a number of factors. The Company believes that its current allowance for loan losses is adequate and appropriate. However, if the Company’s assumptions or judgments prove to be incorrect, the allowance for loan losses may not be sufficient to cover actual loan losses. In the event that our loan customers do not repay their loans according to the terms of the loans, and the collateral securing the repayment of these loans is insufficient to cover any remaining loan balances, the Company could experience significant loan losses or increase the provision for loan losses or both, which could have a material adverse effect on its operating results. In fact, these conditions caused the net losses experienced by the Company in 2013 and 2014. The actual amount of future provisions for loan losses cannot be determined at this time and may vary from the amounts of past provisions.

The Company has a high concentration of loans secured by real estate, and a greater downturn in the real estate market could materially and adversely affect earnings.

A significant portion of the Company’s loan portfolio is dependent on real estate. At December 31, 2014, approximately 86% of the Company’s loans had real estate as a primary or secondary component of collateral. The collateral in each case provides an alternate source of repayment if the borrower defaults and may deteriorate in value during the time the credit is extended. Further deterioration in the value of real estate generally or in the Company’s trade area specifically could significantly impair the value of the collateral and restrict the ability to sell the collateral upon foreclosure. Furthermore, it is likely that the Company would be required to increase the provision for loan losses. If the Company were required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate value or to increase the allowance for loan losses, the Company’s profitability and financial condition could be adversely impacted.

The Company has a high concentration of exposure to a number of industries.

The Company has concentrations of loan exposure to the hotel/motel and gaming industries. At December 31, 2014, these exposures were approximately $47,144,000 and $31,353,000 or 13% and 9%, respectively, of the total loan portfolio. Economic conditions have negatively impacted tourism, which is one of the major factors for success in these industries. Given the size of these relationships, a significant loss in either of these portfolios could materially and adversely affect the Company’s earnings.

The continuing economic downturn or a natural disaster, especially one affecting the Company’s trade area, could adversely affect the Company.

The Company’s trade area includes the Mississippi Gulf Coast and portions of southeast Louisiana and southwest Alabama. With the exception of a number of credits that are considered out of area, the Company’s credit exposure is generally limited to the Mississippi Gulf Coast. Although the national economy has shown signs of improvement, local conditions appear to be lagging this trend. As a result, the Company is at risk from continuing adverse business developments in its trade area, including declining real estate value, increasing loan delinquencies, personal and business bankruptcies and unemployment rates. The Company is also at risk to weather-related disasters including hurricanes, floods and tornadoes. If the economy in the Company’s trade area experiences a natural disaster or worsening economic conditions, our operating results could be negatively impacted.

Current economic factors could negatively impact the Company’s liquidity.

In addition to funds provided by its banking activities such as deposits, loan payments and proceeds from the maturity of investment securities, the Company’s liquidity needs have traditionally been met through the purchase of federal funds, often on an unsecured basis, and advances from the Federal Home Loan Bank (“FHLB”). Disruption in the financial markets in previous years negatively impacted the availability of these unsecured funds. As a result, the Company increased its borrowing lines with the FHLB and secured approval to participate in the Federal Reserve Bank’s Discount Window Primary Credit Program.

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

The Company’s profitability is dependent to a large extent on net interest income, which is the difference between interest income on interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. The Company is asset sensitive to market interest rates, as its assets reprice more quickly to changes in interest rates than do its liabilities. Interest rates dropped by the unprecedented amount of 400 basis points during 2008 as the Federal Reserve, through its Federal Open Market Committee, attempted to stabilize the financial markets, reduce the effects of the recession and stimulate the economy. These actions taken by the Federal Reserve continued to impact the Company’s earnings in 2014. During 2010, the Federal Reserve increased the discount rate 25 basis points; however, there was no effect on the fed funds or prime interest rates. Discount or fed funds rate changes that occur in 2015 may affect the Company’s earnings in the current year and/or in the future.

Changes in the policies of monetary authorities and other government action could adversely affect the Company’s profitability.

Many factors affect the demand for loans and the ability to attract deposits, including changes in government economic and monetary policies, particularly by the Federal Reserve, modifications to tax, banking and credit laws and regulations, national, state and local economic growth rates and employment rates. Previous legislation such as EESA and ARRA were passed to address issues facing certain financial institutions, improve the general availability of credit for consumers and businesses, stimulate the national economy and promote long-term growth and stability. Further regulation impacting the Company and its operations include The Dodd-Frank Act, which was passed to increase transparency, accountability and oversight over financial firms and products as well as to provide protection to consumers. The new capital requirements under BASEL III raise minimum capital requirements, change the definition of capital, create a capital conservation buffer and increase risk weights for certain assets and exposures. There can be no assurance that EESA, ARRA, Dodd-Frank or BASEL III will achieve their intended purposes. Furthermore, their failure could result in continuing or worsening economic and market conditions, and this could adversely affect our operations.

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

ITEM 1b - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

The principal properties of the Company are its 18 business locations, including the Main Office, which is located at 152 Lameuse Street in Biloxi, MS, 39530. The Armed Forces Retirement Home (“AFRH”) Branch located at 1800 Beach Drive, Gulfport, MS 39507, is located in space provided by the AFRH. The Keesler Branch located at 1507 Meadows Drive, Keesler AFB, MS 39534, is rented from the Department of Defense. All other branch locations are owned by the Company. The address of the other branch locations are:

Bay St. Louis Office	408 Highway 90 East, Bay St. Louis, MS 39520
Cedar Lake Office	1740 Popps Ferry Road, Biloxi, MS 39532
Diamondhead Office	5429 West Aloha Drive, Diamondhead, MS 39525
D’Iberville-St. Martin Office	10491 Lemoyne Boulevard, D’Iberville, MS 39540
Downtown Gulfport Office	1105 30th Avenue, Gulfport, MS 39501

Gautier Office	2609 Highway 90, Gautier, MS 39553
Handsboro Office	0412 E. Pass Road, Gulfport, MS 39507
Long Beach Office	298 Jeff Davis Avenue, Long Beach, MS 39560
Ocean Springs Office	2015 Bienville Boulevard, Ocean Springs, MS 39564
Orange Grove Office	12020 Highway 49 North, Gulfport, MS 39503
Pass Christian Office	301 East Second Street, Pass Christian, MS 39571
Saucier Office	17689 Second Street, Saucier, MS 39574
Waveland Office	470 Highway 90, Waveland, MS 39576
West Biloxi Office	2560 Pass Road, Biloxi, MS 39531
Wiggins Office	1312 S. Magnolia Drive, Wiggins, MS 39577

ITEM 3 - LEGAL PROCEEDINGS

Information relating to legal proceedings is included in “Note M – Contingencies” to the 2014 Consolidated Financial Statements which is in Item 8 in this Annual Report on Form 10-K.

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

At December 31, 2014, there were 474 holders of the common stock of the Company. The Company’s stock is traded under the symbol PFBX and is quoted in publications under “PplFnMS”.

The following table sets forth the high and low sale prices of the Company’s common stock as reported on the NASDAQ Capital Market.

Year	Quarter	High	Low	Dividend Per share

2014	1st	$13.75	$12.91	$
	2nd	13.75	12.12		.10
	3rd	13.66	12.86
	4th	13.59	12.35

2013	1st	$12.75	$9.27
	2nd	13.44	12.02
	3rd	13.14	11.17
	4th	13.24	11.53

ITEM 6 - SELECTED FINANCIAL DATA (In thousands except per share data)

	2014	2013	2012	2011	2010
Balance Sheet Summary

Total assets	$668,895	$762,264	$804,912	$804,152	$786,545
Available for sale securities	215,122	275,440	258,875	278,918	287,078
Held to maturity securities	17,784	11,142	7,125	1,428	1,915
Loans, net of unearned discount	362,407	375,349	431,083	432,407	409,899
Deposits	392,714	428,558	475,719	468,439	484,140
Borrowings from FHLB	38,708	77,684	7,912	53,324	42,957
Shareholders’ equity	94,951	99,147	110,754	109,452	101,357

Summary of Operations
Interest income	$22,156	$24,956	$24,628	$25,033	$29,675
Interest expense	1,441	1,447	2,067	3,178	4,601

Net interest income	20,715	23,509	22,561	21,855	25,074
Provision for loan losses	7,404	9,661	4,264	2,935	6,845

Net interest income after provision for loan losses	13,311	13,848	18,297	18,920	18,229
Non-interest income	8,619	9,067	9,529	9,860	10,114
Non-interest expense	27,208	25,654	25,277	28,781	27,581

Income (loss) before taxes	(5,278)	(2,739)	2,549	(1)	762
Applicable income taxes	4,726	(2,201)	(92)	(1,204)	(723)

Net income (loss)	$(10,004)	$(538)	$2,641	$1,203	$1,485

Per Share Data
Basic and diluted earnings per share	($1.95)	($.10)	$.51	$.23	$.29
Dividends per share	.10		.20	.19	.20
Book value	18.53	19.35	21.56	21.31	19.68
Weighted average number of shares	5,123,186	5,128,889	5,136,918	5,136,918	5,151,661

Selected Ratios
Return on average assets	(1.38%)	(.07%)	0.32%	0.15%	0.18%
Return on average equity	(10.31%)	(.51%)	2.40%	1.14%	1.45%
Primary capital to average assets	14.64%	13.64%	14.71%	14.59%	12.96%
Risk-based capital ratios:
Tier 1	20.70%	21.54%	20.04%	19.61%	21.01%
Total	21.95%	22.79%	21.29%	20.86%	22.26%

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Peoples Financial Corporation (the “Company”) is a one-bank holding company headquartered in Biloxi, Mississippi. The following presents Management’s discussion and analysis of the consolidated financial condition and results of operations of the Company and its consolidated subsidiaries for the years ended December 31, 2014, 2013 and 2012. These comments highlight the significant events for these years and should be considered in combination with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in this annual report.

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

Income Taxes:

GAAP requires the asset and liability approach for financial accounting and reporting for deferred income taxes. We use the asset and liability method of accounting for deferred income taxes and provide deferred income taxes for all significant income tax temporary differences. See Note I to the Consolidated Financial Statements for additional details. As part of the process of preparing our Consolidated Financial Statements, the Company is required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as the provision for the allowance for loan losses, for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities that are included in our consolidated statement of condition. We must also assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. To the extent the Company establishes a valuation allowance or adjusts this allowance in a period, we must include an expense within the tax provision in the consolidated statement of operations.

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

The Company incurred a net loss of $10,004,000 for 2014 compared with a net loss of $538,000 for 2013. Results in 2014 included a decrease in net interest income, a decrease in non-interest income, an increase in non-interest expense and an increase in income tax expense. These increases were partially offset by a decrease in the provision for the allowance for loan losses.

Managing the net interest margin in the Company’s highly competitive market and in context of larger economic conditions has been very challenging and will continue to be so, for the foreseeable future. Net interest income was impacted primarily by the decrease in interest income on loans of $2,872,000. This decrease was primarily the result of the decrease in average loans as principal payments, maturities, charge-offs and foreclosures on existing loans exceeded new loans.

Monitoring asset quality, estimating potential losses in our loan portfolio, and addressing non-performing loans continue to be emphasized during these difficult economic times, as the local economy continues to negatively impact collateral values and borrowers’ ability to repay their loans. A provision for the allowance for loan losses of $7,404,000 was recorded in 2014 as compared with $9,661,000 in 2013. The Company is working diligently to address and reduce its non-performing assets. The Company’s nonaccrual loans totaled $33,298,000 and $26,171,000 at December 31, 2014 and December 31, 2013, respectively. Most of these loans are collateral-dependent, and the Company has rigorously evaluated the value of its collateral to determine potential losses.

Non-interest income decreased $448,000 for 2014 as compared with 2013 results. Service charges on deposit accounts decreased $336,000 for 2014 as compared with 2013 results primarily as a result of decreased ATM fee income. Results for 2014 included gains on sales of securities of $99,000 as compared with $258,000 in 2013.

Non-interest expense increased $1,554,000 for 2014 as compared with 2013 results. This increase for 2014 was the result of the increase in salaries and employee benefits of $457,000 and the increase in other real estate expense of $647,000 as compared with 2013.

The Company recorded income tax expense of $4,726,000 for 2014 as compared with an income tax benefit of $2,201,000 for 2013. In 2014, a valuation allowance of $8,140,000 was established based on an evaluation of the Company’s deferred tax assets.

Total assets for December 31, 2014 decreased $93,369,000 as compared with December 31, 2013. Available for sale securities decreased $60,318,000 as a result of sales and maturities of these investments during 2014. Loans decreased $12,942,000 for 2014 as compared with December 31, 2013, as principal payments, maturities, charge-offs and foreclosures on existing loans exceeded new loans. Other assets decreased $8,840,000 as of December 31, 2014 as compared with 2013 as a result of a valuation allowance of $8,140,000 on deferred tax assets.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income, the amount by which interest income on loans, investments and other interest- earning assets exceeds interest expense on deposits and other borrowed funds, is the single largest component of the Company’s income. Management’s objective is to provide the largest possible amount of income while balancing interest rate, credit, liquidity and capital risk. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities combined with changes in market rates of interest directly affect net interest income.

2014 as compared with 2013

The Company’s average interest-earning assets decreased approximately $79,906,000, or 11%, from approximately $727,723,000 for 2013 to approximately $647,817,000 for 2014. The Company’s average balance sheet decreased primarily as decreased pledging requirements on public funds allowed for reduced investment in securities and principal payments, maturities, charge-offs and foreclosures relating to existing loans outpaced new loans. Average federal funds sold also decreased based on the liquidity position of the bank subsidiary. The average yield on interest-earning assets was at 3.54% for 2014 and 2013. The yield on average loans decreased in 2014 as compared with 2013 as the prior year included $1,523,000 in interest and fees from the sale of a gaming loan which had been on nonaccrual. The yield on taxable available for sale securities increased to 1.99% for 2014 from 1.78% for 2013 due to the Company’s strategy of extending the duration of new investments.

Average interest-bearing liabilities decreased approximately $74,402,000, or 13%, from approximately $578,921,000 for 2013 to approximately $504,519,000 for 2014. Average time deposits decreased primarily as brokered deposits matured during 2013. Average federal funds purchased and securities sold under agreements to repurchase, which only included non-deposit accounts, decreased as these customers reallocate their balances periodically. Average borrowings from the FHLB increased due to the liquidity needs of the bank subsidiary. The average rate paid on interest-bearing liabilities increased 4 basis points, from .25% for 2013 to .29% for 2014. This increase was due to an immaterial interest expense adjustment on time deposits.

The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 3.32% for 2014 as compared with 3.34% for 2013.

2013 as compared with 2012

The Company’s average interest-earning assets decreased approximately $21,292,000, or 3%, from approximately $749,015,000 for 2012 to approximately $727,723,000 for 2013. The Company’s average balance sheet decreased primarily as decreased pledging requirements on public funds allowed for reduced investment in securities, the fair value of available for sale securities decreased and principal payments, maturities, charge-offs and foreclosures relating to existing loans outpaced new loans. The average yield on interest-earning assets increased 15 basis points, from 3.39% for 2012 to 3.54% for 2013, with the biggest impact being to the yield on loans. During 2013, the Company sold a gaming loan which had been on nonaccrual and recognized approximately $1,523,000 in interest and fees which increased the yield on loans to 4.67%. Without this transaction, the yield on loans would have been 4.29%. Recent investment strategy included extending durations to improve yield on these assets, while planning for rising rates in the future.

Average interest-bearing liabilities decreased approximately $25,008,000, or 4%, from approximately $603,929,000 for 2012 to approximately $578,921,000 for 2013. During 2013, brokered deposits, which are reported as time deposits, of $23,612,000 matured. Borrowings from the FHLB fluctuated based on the liquidity needs of the bank subsidiary. The average rate paid on interest-bearing liabilities decreased 9 basis points, from .34% for 2012 to .25% for 2013. Rates paid on deposit accounts and non-deposit accounts, which are reported as federal funds purchased and securities sold under agreements to repurchase, decreased in 2013. The unprecedented low rate environment which existed on a national and local level caused customers to tolerate lower interest rates in return for less risk.

The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 3.34% at December 31, 2013, up 23 basis points from 3.11% at December 31, 2012. Without the additional interest income and fees from the sale of the gaming loan, the net interest margin for 2013 would have been 3.13%.

The tables below analyze the changes in tax-equivalent net interest income for the years ended December 31, 2014 and 2013 and the years ended December 31, 2013 and 2012.

Analysis of Average Balances, Interest Earned/Paid and Yield

(In Thousands)

	2014			2013
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate
Loans (1)(2)(3)	$362,649	$16,055	4.43%	$405,463	$18,927	4.67%

Federal funds sold	7,305	21	0.29%	26,306	69	0.26%

Held to maturity:
Non taxable (4)	13,696	474	3.46%	9,936	363	3.65%

Available for Sale:
Taxable	225,742	4,502	1.99%	247,097	4,407	1.78%

Non taxable (4)	34,360	1,889	5.50%	36,605	1,946	5.32%

Other	4,065	18	0.44%	2,316	29	1.25%

Total	$647,817	$22,959	3.54%	$727,723	$25,741	3.54%

Savings and interest-bearing DDA	$230,399	$174	0.08%	$246,728	$179	0.07%

Time deposits	89,564	937	1.05%	123,198	919	0.75%

Federal funds purchased and securities sold under agreements to repurchase	127,707	100	0.08%	181,702	158	0.09%

Borrowings from FHLB	56,849	230	0.40%	27,293	191	0.70%

Total	$504,519	$1,441	0.29%	$578,921	$1,447	0.25%

Net tax-equivalent spread			3.25%			3.29%

Net tax-equivalent margin on earning assets			3.32%			3.34%

Analysis of Average Balances, Interest Earned/Paid and Yield

(In Thousands)

	2013			2012
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate
Loans (1)(2)(3)	$405,463	$18,927	4.67%	$430,205	$18,576	4.32%

Federal funds sold	26,306	69	0.26%	6,601	16	0.24%

Held to maturity:

Non taxable (4)	9,936	363	3.65%	4,698	189	4.02%

Available for Sale:
Taxable	247,097	4,407	1.78%	264,248	4,527	1.71%

Non taxable (4)	36,605	1,946	5.32%	39,407	2,073	5.26%

Other	2,316	29	1.25%	3,856	15	0.39%

Total	$727,723	$25,741	3.54%	$749,015	$25,396	3.39%

Savings and interest-bearing DDA	$246,728	$179	0.07%	$230,829	$410	0.18%

Time deposits	123,198	919	0.75%	149,560	1,090	0.73%

Federal funds purchased and securities sold under agreements to repurchase	181,702	158	0.09%	169,352	335	0.20%

Borrowings from FHLB	27,293	191	0.70%	54,188	233	0.43%

Total	$578,921	$1,447	0.25%	$603,929	$2,068	0.34%

Net tax-equivalent spread			3.29%			3.05%

Net tax-equivalent margin on earning assets			3.34%			3.11%

(1)	2013 includes interest and fees of $1,523 recognized from sale of a nonaccrual loan during the fourth quarter.
(2)	Loan fees of $557, $911 and $797 for 2014, 2013 and 2012, respectively, are included in these figures.
(3)	Includes nonaccrual loans.
(4)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2014, 2013 and 2012.

ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSE (in thousands)

	For the Year Ended December 31, 2014 compared with December 31, 2013
	Volume	Rate	Rate/Volume		Total
Interest earned on:

Loans	$(1,998)	$(977)		$103	$(2,872)

Federal funds sold	(50)	7		(5)	(48)

Held to maturity securities:
Non taxable	137	(19)		(7)	111

Available for sale securities:
Taxable	(380)	520		(45)	95
Non taxable	(119)	66		(4)	(57)
Other	22	(19)		(14)	(11)

Total	$(2,388)	$(422)		$28	$(2,782)

Interest paid on:

Savings and interest-bearing

DDA	$(12)	$7	$		$(5)

Time deposits	(251)	370		(101)	18

Federal funds purchased	(47)	(16)		5	(58)

Borrowings from FHLB	207	(81)		(87)	39

Total	$(103)	$280		$(183)	$(6)

ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSE (in thousands)

	For the Year Ended December 31, 2013 compared with December 31, 2012
	Volume	Rate	Rate/Volume	Total
Interest earned on:

Loans	$(1,068)	$1,505	$(86)	$351

Federal funds sold	48	1	4	53

Held to maturity securities:
Non taxable	211	(17)	(20)	174

Available for sale securities:
Taxable	(294)	186	(12)	(120)
Non taxable	(147)	22	(2)	(127)
Other	(6)	33	(13)	14

Total	$(1,256)	$1,730	$(129)	$345

Interest paid on:

Savings and interest-bearing

DDA	$28	$(242)	$(17)	$(231)

Time deposits	(192)	26	(5)	(171)

Federal funds purchased	24	(188)	(13)	(177)

Borrowings from FHLB	(115)	147	(74)	(42)

Total	$(255)	$(257)	$(109)	$(621)

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

Management relies on its guidelines and existing methodology to monitor the performance of its loan portfolio and to identify and estimate potential losses based on the best available information. The potential effect of the continuing decline in real estate values and actual losses incurred by the Company were key factors in our analysis. Much of the Company’s loan portfolio is collateral-dependent, requiring careful consideration of changes in the value of the collateral. Note A to the Consolidated Financial Statements discloses a summary of the accounting principles applicable to impaired and nonaccrual loans as well as the allowance for loan losses. Note C to the Consolidated Financial Statements presents additional analyses of the composition, aging and performance of the loan portfolio as well as the transactions in the allowance for loan losses.

The Company’s analysis includes evaluating the current value of collateral securing all nonaccrual loans. Nonaccrual loans totaled $33,298,000 and $26,171,000 with specific reserves on these loans of $2,207,000 and $1,280,000 as of December 31, 2014 and 2013, respectively. The specific reserves allocated to nonaccrual loans are relatively low as collateral values appear sufficient to cover loan losses or the loan balances have been charged down to their realizable value.

The Company’s on-going, systematic evaluation resulted in the Company recording a total provision for the allowance for loan losses of $7,404,000, $9,661,000 and $4,264,000 in 2014, 2013 and 2012, respectively. The increases for 2014 and 2013 were the result of receiving new appraisals on several collateral-dependent loans. The new appraisals caused Management to update the evaluation of these loans and increase the loan loss provision significantly for two impaired loans during these years. Additional loan loss provisions of $1,600,000 and $7,600,000 were recorded for one out-of-area residential development loan in 2014 and 2013, respectively. An additional loan loss provision of $3,300,000 was recorded for one commercial real estate loan secured by a hotel in our trade area in 2014. The allowance for loan losses as a percentage of loans was 2.54%, 2.38% and 2.05% at December 31, 2014, 2013 and 2012, respectively. The Company believes that its allowance for loan losses is appropriate as of December 31, 2014.

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

Non-interest income

2014 as compared with 2013

Total non-interest income decreased $448,000 in 2014 as compared with 2013. Service charges on deposit accounts decreased $336,000 in 2014 as compared with 2013 as a result of decreased ATM fees. ATM fees decreased $333,000 as the Company’s off-site ATMs at a casino transferred to another vendor during 2014 which reduced ATM transactions. Gains from liquidation, sales and calls of securities decreased $159,000 as sales were executed when proceeds would be maximized. The Company realized a loss from operations of its investments in a low income housing partnership in 2014 as compared with income from operations in 2013 as a result of decreased occupancy.

2013 as compared with 2012

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

Non-interest expense

2014 as compared with 2013

Total non-interest expense increased $1,554,000 in 2014 as compared with 2013. Salaries and employee benefits increased $457,000 in 2014 as compared with 2013. Salaries increased $293,000 in 2014 as compared with 2013 due to merit raises. Expenses relating to the retiree health plan increased $123,000 as 2013’s results included the effect of an amendment to the plan which lowered the expense. Equipment rentals, depreciation and maintenance increased $176,000 in 2014 as compared with 2013 primarily as a result of an increase of $63,000 in depreciation and servicing costs on new computer hardware and software placed into service during 2014. Other expense increased $856,000 for 2014 as compared with 2013. This increase was the result of increases in FDIC and state assessments and other real estate expenses. FDIC and state assessments increased $163,000 in 2014 as 2013 results included an adjustment in the estimate of prepaid assessments. Increased write downs of other real estate to fair value caused these expenses to increase $647,000 in 2014 as compared with 2013.

2013 as compared with 2012

Total non-interest expense increased $377,000 in 2013 as compared with 2012. Salaries and employee benefits decreased $424,000 in 2013 as compared with 2012. Salaries increased $101,000 in 2013 as compared with 2012 due to merit raises. Expenses relating to deferred compensation plans decreased $136,000 in 2013 as a result of the impact of recent and future retirements and changes in the discount rate utilized to compute related liabilities. The Company’s board of directors reduced contributions to its defined contribution plans $110,000 in 2013 as a result of the net loss. Health insurance costs decreased $270,000 as a result of a reduction in claims in 2013 as compared with 2012 and amendments made to the retiree health plan which require plan participants to utilize drug benefits and health insurance coverage available under Medicare. Equipment rentals, depreciation and maintenance decreased $228,000 in 2013 as compared with 2012 primarily as a result of a decrease of $299,000 in depreciation on furniture and equipment replaced during the years after Hurricane Katrina became fully depreciated. Maintenance costs increased $33,000 as a result of the timing of work performed. Other expense increased $1,048,000 for 2013 as compared with 2012. This increase was the result of increases in advertising, FDIC and state assessments, other real estate and ATM expenses, which were partially offset by a decrease in data processing costs. Advertising expenses increased $107,000, which was primarily attributable to the production of a new advertising campaign. FDIC and state assessments increased $367,000 in 2013 as 2012 results included an adjustment in the estimate of prepaid assessments. Increased write downs of other real estate to fair value caused these expenses to increase $315,000 in 2013 as compared with 2012. ATM expense increased $334,000 in 2013 as a result of increased ATM activity. Data processing expense decreased $180,000 as 2012 costs included several additional services and projects.

Income Taxes

Income taxes have been impacted by non-taxable income and federal tax credits during 2014, 2013 and 2012, respectively. Income taxes increased in 2014 as the Company established a valuation allowance for its deferred tax assets. Note I to the Consolidated Financial Statements presents a reconciliation of income taxes for these three years.

FINANCIAL CONDITION

Cash and due from banks decreased $12,708,000 at December 31, 2014, compared with December 31, 2013 in the management of the bank subsidiary’s liquidity position.

Available for sale securities decreased $60,318,000 at December 31, 2014 compared with December 31, 2013 as a result of sales and maturities of these investments during 2014.

Held to maturity securities increased $6,642,000 at December 31, 2014 compared with December 31, 2013 as the Company opted to classify some of its investment purchases during the current year as held to maturity.

Loans decreased $12,942,000 at December 31, 2014 compared with December 31, 2013, as principal payments, maturities, charge-offs and foreclosures on existing loans exceeded new loans.

Other real estate (“ORE”) decreased $1,984,000 at December 31, 2014 as compared with December 31, 2013. Loans totaling $1,345,000 were transferred into ORE while $2,068,000 was sold for a gain of $47,000 and write-downs of ORE to fair value were $1,261,000 during 2014.

Other assets decreased $8,840,000 at December 31, 2014 as compared with December 31, 2013 primarily as a result of a valuation allowance of $8,140,000 on deferred tax assets.

Total deposits decreased $35,844,000 at December 31, 2014, as compared with December 31, 2013. Typically, significant increases or decreases in total deposits and/or significant fluctuations among the different types of deposits from year to year are anticipated by Management as customers in the casino industry and county and municipal entities reallocate their resources periodically.

Federal funds purchased and securities sold under agreements to repurchase decreased $15,433,000 at December 31, 2014 as compared with December 31, 2013 as several county and municipal entities reallocated their balances from a non-deposit account during 2014.

Borrowings from the Federal Home Loan Bank decreased $38,976,000 at December 31, 2014 as compared with December 31, 2013 based on the liquidity needs of the bank subsidiary.

Employee and director benefit plans liabilities increased $1,120,000 at December 31, 2014 as compared with December 31, 2013 due to deferred compensation benefits earned by employees and directors during 2014.

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

The measure of capital adequacy which is currently used by Management to evaluate the strength of the Company’s capital is the primary capital ratio which was 14.38% at December 31, 2014, which is well above the regulatory minimum of 6.00%. Management continues to emphasize the importance of maintaining the appropriate capital levels of the Company and has established the goal of maintaining its primary capital ratio at 8.00%, which is the minimum requirement for classification as being “well-capitalized” by the banking regulatory authorities.

Significant transactions affecting shareholders’ equity during 2014 are described in Note J to the Consolidated Financial Statements. The Statement of Changes in Shareholders’ Equity also presents all activity in the Company’s equity accounts.

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

Deposits, payments of principal and interest on loans, proceeds from maturities of investment securities and earnings on investment securities are the principal sources of funds for the Company. The Company also uses other sources of funds, including borrowings from the FHLB. The Company generally anticipates relying on deposits, purchases of federal funds and borrowings from the FHLB for its liquidity needs in 2015.

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

The interest rate sensitivity tables below provide additional information about the Company’s financial instruments that are sensitive to changes in interest rates. The negative gap in 2015 is mitigated by the nature of the Company’s deposits, whose characteristics have been previously described. The tabular disclosure reflects contractual interest rate repricing dates and contractual maturity dates. Loan maturities have been adjusted for the allowance for loan losses. There have been no adjustments for such factors as prepayment risk, early calls of investments, the effect of the maturity of balloon notes or the early withdrawal of deposits. The Company does not believe that the aforementioned factors have a significant impact on expected maturity.

Interest rate sensitivity at December 31, 2014 and 2013 was as follows (in thousands):

December 31, 2014:	2015	2016	2017	2018	2019	Beyond	Total	12/31/2014 Fair Value
Loans, net	$202,946	$28,192	$10,215	$26,515	$31,918	$53,415	$353,201	$355,004
Average rate	4.86%	5.51%	5.95%	4.73%	4.98%	4.58%	4.92%

Securities	16,055	5,017	12,972	13,368	24,264	166,696	238,372	238,447
Average rate	2.30%	2.78%	2.05%	2.37%	2.12%	2.74%	2.39%

Total Financial Assets	219,001	33,209	23,187	39,883	56,182	220,111	591,573	593,451
Average rate	4.77%	5.29%	4.76%	4.25%	4.28%	3.38%	4.31%

Deposits	266,042	7,609	10,333	3,073	2,050		289,107	289,466
Average rate	0.69%	0.55%	1.25%	0.96%	0.96%		0.80%

Federal funds purchased and securities sold under agreements to repurchase	124,206						124,206	124,206
Average rate	0.07%						0.07%

Borrowings from FHLB	35,308	311	296	245	187	2,361	38,708	40,730
Average rate	3.50%	4.08%	4.08%	4.08%	4.08%	4.08%	3.56%

Total Financial Liabilities	425,556	7,920	10,629	3,318	2,237	2,361	452,021	454,402
Average rate	1.57%	1.37%	1.49%	1.75%	1.83%	4.08%	1.61%

December 31, 2013:	2014	2015	2016	2017	2018	Beyond	Total	12/31/2013 Fair Value
Loans, net	$238,254	$8,187	$27,900	$11,528	$31,264	$49,282	$366,415	$369,117
Average rate	4.92%	6.23%	6.47%	5.83%	4.94%	4.45%	4.68%

Securities	17,191	5,940	20,128	12,197	13,110	225,112	293,678	293,222
Average rate	2.93%	3.06%	1.69%	2.38%	2.33%	2.43%	2.39%

Total Financial Assets	255,445	14,127	48,028	23,725	44,374	274,394	660,093	662,339
Average rate	4.84%	5.40%	5.71%	4.79%	4.51%	3.01%	4.01%

Deposits	295,583	10,183	2,428	7,948	5,299		321,441	322,535
Average rate	1.96%	1.43%	1.32%	1.18%	1.18%		1.86%

Federal funds purchased and securities sold under agreements to repurchase	139,639						139,639	139,639
Average rate	0.09%						0.09%

Borrowings from FHLB	70,246	254	251	5,233	179	1,521	77,684	79,051
Average rate	1.59%	4.58%	4.58%	1.64%	4.58%	1.67%	1.66%

Total Financial Liabilities	505,468	10,437	2,679	13,181	5,478	1,521	538,764	541,225
Average rate	1.87%	1.66%	2.18%	1.40%	1.57%	1.67%	1.80%

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition

(in thousands except share data)

December 31,	2014	2013	2012

Assets
Cash and due from banks	$23,556	$36,264	$54,020

Available for sale securities	215,122	275,440	258,876

Held to maturity securities, fair value of $17,859 - 2014; $10,686 - 2013; $7,225 - 2012	17,784	11,142	7,125

Other investments	2,962	3,262	3,450

Federal Home Loan Bank Stock, at cost	2,504	3,834	2,380

Loans	362,407	375,349	431,083

Less: Allowance for loan losses	9,206	8,934	8,857

Loans, net	353,201	366,415	422,226

Bank premises and equipment, net of accumulated depreciation	23,784	25,308	26,222

Other real estate	7,646	9,630	7,008

Accrued interest receivable	2,125	2,607	2,895

Cash surrender value of life insurance	18,145	17,456	16,861

Other assets	2,066	10,906	3,849

Total assets	$668,895	$762,264	$804,912

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition (continued)

(in thousand except share data)

December 31,	2014	2013	2012
Liabilities and Shareholders’ Equity
Liabilities:

Deposits:

Demand, non-interest bearing	$103,607	$107,117	$102,609

Savings and demand, interest bearing	212,534	217,005	232,401

Time, $100,000 or more	35,925	60,519	94,606

Other time deposits	40,648	43,917	46,103

Total deposits	392,714	428,558	475,719

Federal funds purchased and securities sold under agreements to repurchase	124,206	139,639	194,234

Borrowings from Federal Home Loan Bank	38,708	77,684	7,912

Employee and director benefit plans liabilities	16,957	15,837	14,291

Other liabilities	1,359	1,399	2,002

Total liabilities	573,944	663,117	694,158

Shareholders’ Equity:
Common stock, $1 par value, 15,000,000 shares authorized, 5,123,186 shares issued and outstanding at December 31, 2014 and 2013 and 5,136,918 at December 31, 2012	5,123	5,123	5,137

Surplus	65,780	65,780	65,780

Undivided profits	23,743	34,259	34,964

Accumulated other comprehensive income (loss), net of tax	305	(6,015)	4,873

Total shareholders’ equity	94,951	99,147	110,754

Total liabilities and shareholders’ equity	$668,895	$762,264	$804,912

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Operations

(in thousands except per share data)

Years Ended December 31,	2014	2013	2012

Interest income:

Interest and fees on loans	$16,055	$18,927	$18,577

Interest and dividends on securities:

U. S. Treasuries	587	590	463

U.S. Government agencies	3,027	3,114	3,777

Mortgage-backed securities	888	703	287

States and political subdivisions	1,560	1,524	1,493

Other investments	18	29	15

Interest on federal funds sold	21	69	16

Total interest income	22,156	24,956	24,628

Interest expense:

Deposits	1,111	1,098	1,500

Borrowings from Federal Home Loan Bank	230	191	232

Federal funds purchased and securities sold under agreements to repurchase	100	158	335

Total interest expense	1,441	1,447	2,067

Net interest income	20,715	23,509	22,561

Provision for allowance for loan losses	7,404	9,661	4,264

Net interest income after provision for allowance for loan losses	$13,311	$13,848	$18,297

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Operations (continued)

(in thousands except per share data)

Years Ended December 31,	2014	2013		2012
Non-interest income:

Trust department income and fees	$1,463		$1,423	$1,458

Service charges on deposit accounts	5,900		6,236	5,911

Gain on liquidation, sales and calls of securities	99		258	1,364

Loss on impairment of other investments				(360)

Income (loss) on other investments	(64)		42	(84)

Increase in cash surrender value of life insurance	589		501	573

Other income	632		607	667

Total non-interest income	8,619		9,067	9,529

Non-interest expense:

Salaries and employee benefits	12,025		11,568	11,992

Net occupancy	2,480		2,415	2,434

Equipment rentals, depreciation and maintenance	3,054		2,878	3,106

Other expense	9,649		8,793	7,745

Total non-interest expense	27,208		25,654	25,277

Income (loss) before income taxes	(5,278)		(2,739)	2,549

Income tax (benefit) expense	4,726		(2,201)	(92)

Net income (loss)	$(10,004)		$(538)	$2,641

Basic and diluted earnings (loss) per share	$(1.95)		$(.10)	$.51

Dividends declared per share	$.10	$		$.20

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

Years Ended December 31,	2014	2013	2012

Net income (loss)	$(10,004)	$(538)	$2,641

Other comprehensive income (loss), net of tax:

Net unrealized gain (loss) on available for sale securities, net of tax of $3,506, $5,153 and $440 for the years ended December 31, 2014, 2013 and 2012, respectively	6,806	(10,002)	855

Reclassification adjustment for realized gains on available for sale securities called or sold in current year, net of tax of $34, $88 and $464 for the years ended December 31, 2014, 2013 and 2012, respectively	(65)	(170)	(900)

Loss from unfunded post-retirement benefit obligation, net of tax of $217, $369 and $137 for the years ended December 31, 2014, 2013 and 2012, respectively	(421)	(716)	(266)

Total other comprehensive income (loss)	6,320	(10,888)	(311)

Total comprehensive income (loss)	$(3,684)	$(11,426)	$2,330

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands except share and per share data)

	Number of Common Shares	Common Stock	Surplus	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Total

Balance, January 1, 2012	5,136,918	$5,137	$65,780	$33,351	$5,184	$109,452

Net income				2,641		2,641

Other comprehensive loss, net of tax					(311)	(311)

Cash dividend ($.20 per share)				(1,028)		(1,028)

Balance, December 31, 2012	5,136,918	5,137	65,780	34,964	4,873	110,754

Net loss				(538)		(538)

Other comprehensive loss, net of tax					(10,888)	(10,888)

Retirement of stock	(13,732)	(14)		(167)		(181)

Balance, December 31, 2013	5,123,186	5,123	65,780	34,259	(6,015)	99,147

Net loss				(10,004)		(10,004)

Other comprehensive income, net of tax					6,320	6,320

Cash dividend ($.10 per share)				(512)		(512)

Balance, December 31, 2014	5,123,186	$5,123	$65,780	$23,743	$305	$94,951

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

Years Ended December 31,	2014	2013	2012

Cash flows from operating activities:

Net income (loss)	$(10,004)	$(538)	$2,641

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,817	1,750	2,048
Provision for allowance for loan losses	7,404	9,661	4,264
Writedown of other real estate	1,261	670	153
(Gain) loss on sales of other real estate	(47)	63	21
Loss on impairment of other investments			360
(Income) loss on other investments	64	(42)	84
Amortization of available for sale securities	250	514	293
Accretion of held to maturity securities	(3)	(2)	(1)
Gain on liquidation, sales and calls of securities	(99)	(258)	(1,364)
Increase in cash surrender value of life insurance	(589)	(501)	(573)
Gain on sale of bank premises and equipment		(15)
Change in accrued interest receivable	482	288	(197)
Change in other assets	810	(467)	600
Change in other liabilities	5,218	(1,122)	(211)

Net cash provided by operating activities	$6,564	$10,001	$8,118

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(in thousands)

Years Ended December 31,	2014	2013	2012
Cash flows from investing activities:
Proceeds from maturities, liquidation, sales and calls of available for sale securities	$72,374	$142,355	$358,404
Purchases of available for sale securities	(1,995)	(174,588)	(337,360)
Proceeds from maturities of held to maturity securities	660	795	170
Purchases of held to maturity securities	(7,299)	(4,810)	(5,865)
Purchases of Federal Home Loan Bank Stock		(1,454)
Redemption of Federal Home Loan Bank Stock	1,330		201
Redemption of other investments	236	230	36
Proceeds from sales of other real estate	2,115	1,125	1,546
Loans, net change	4,465	41,613	(4,794)
Acquisition of premises and equipment	(293)	(840)	(235)
Proceeds from sales of banking premises and equipment		19
Insurance proceeds from casualty loss on other real estate		57
Investment in cash surrender value of life insurance	(100)	(94)	(91)

Net cash provided by investing activities	71,493	4,408	12,012

Cash flows from financing activities:
Demand and savings deposits, net change	(7,981)	(10,888)	32,110
Time deposits, net change	(27,863)	(36,273)	(24,830)
Cash dividends	(512)		(1,541)
Retirement of common stock		(181)
Borrowings from Federal Home Loan Bank	2,013,013	868,560	2,246,717
Repayments to Federal Home Loan Bank	(2,051,989)	(798,788)	(2,292,128)
Federal funds purchased and securities sold under agreements to repurchase, net change	(15,433)	(54,595)	36,633

Net cash used in financing activities	(90,765)	(32,165)	(3,039)

Net increase (decrease) in cash and cash equivalents	(12,708)	(17,756)	17,091
Cash and cash equivalents, beginning of year	36,264	54,020	36,929

Cash and cash equivalents, end of year	$23,556	$36,264	$54,020

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

In August 2014, the FASB issued ASU No. 2014-14, Receivables – Troubled Debt Restructurings by

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for annual periods ending after December 31, 2016, and interim periods within annual periods beginning after December 14, 2016. The adoption of this ASU is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

Cash and Due from Banks

The Company is required to maintain average reserve balances in its vault or on deposit with the Federal Reserve Bank. The average amount of these reserve requirements was approximately $417,000, $407,000 and $566,000 for the years ending December 31, 2014, 2013 and 2012, respectively.

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

The ALL consists of specific and general components. The specific component relates to loans that are classified as impaired. The general component of the allowance relates to loans that are not impaired. Changes to the components of the ALL are recorded as a component of the provision for the allowance for loan losses. Management must approve changes to the ALL and must report its actions to the Board of Directors. The Company believes that its allowance for loan losses is appropriate at December 31, 2014.

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

Earnings Per Share

Basic and diluted earnings per share are computed on the basis of the weighted average number of common shares outstanding, 5,123,186 in 2014, 5,128,889 in 2013 and 5,136,918, in 2012.

Accumulated Other Comprehensive Income (Loss)

At December 31, 2014, 2013 and 2012, accumulated other comprehensive income (loss) consisted of net unrealized gains (losses) on available for sale securities and over (under) funded liabilities related to the Company’s post-retirement benefit plan.

Statements of Cash Flows

The Company has defined cash and cash equivalents to include cash and due from banks and federal funds sold. The Company paid $1,447,133, $1,470,945 and $2,082,914 in 2014, 2013 and 2012, respectively, for interest on deposits and borrowings. Income tax payments totaled $320,000, $810,000 and $835,000 in 2014, 2013 and 2012, respectively. Loans transferred to other real estate amounted to $1,345,170, $4,536,710 and $2,575,520 in 2014, 2013 and 2012, respectively. Dividends payable of $513,692 as of December 31, 2011 were paid during the year ended December 31, 2012.

Fair Value Measurement

The Company reports certain assets and liabilities at their estimated fair value. These assets and liabilities are classified and disclosed in one of three categories based on the inputs used to develop the measurements. The categories establish a hierarchy for ranking the quality and reliability of the information used to determine fair value.

Reclassification

Certain reclassifications have been made to the prior year statements to conform to current year presentation. The reclassifications had no effect on prior year net income.

NOTE B – SECURITIES:

The amortized cost and fair value of securities at December 31, 2014, 2013 and 2012, respectively, are as follows (in thousands):

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available for sale securities:

Debt securities:

U.S. Treasuries	$29,787	$27	$(160)	$29,654

U.S. Government agencies	119,805	115	(1,931)	117,989

Mortgage-backed securities	35,671	282	(136)	35,817

States and political subdivisions	29,832	1,180		31,012

Total debt securities	215,095	1,604	(2,227)	214,472

Equity securities	650			650

Total available for sale securities	$215,745	$1,604	$(2,227)	$215,122

Held to maturity securities:

States and political subdivisions	$17,784	$132	$(57)	$17,859

Total held to maturity securities	$17,784	$132	$(57)	$17,859

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available for sale securities:

Debt securities:

U.S. Treasuries	$44,636	$54	$(1,042)	$43,648

U.S. Government agencies	155,772	734	(10,701)	145,805

Mortgage-backed securities	51,454	141	(1,269)	50,326

States and political subdivisions	33,764	1,248	(1)	35,011

Total debt securities	285,626	2,177	(13,013)	274,790

Equity securities	650			650

Total available for sale securities	$286,276	$2,177	$(13,013)	$275,440

Held to maturity securities:

States and political subdivisions	$11,142	$13	$(469)	$10,686

Total held to maturity securities	$11,142	$13	$(469)	$10,686

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available for sale securities:

Debt securities:

U.S. Treasuries	$53,661	$490	$(55)	$54,096

U.S. Government agencies	147,652	1,810	(364)	149,098

Mortgage-backed securities	16,903	538		17,441

States and political subdivisions	35,433	2,158		37,591

Total debt securities	253,649	4,996	(419)	258,226

Equity securities	650			650

Total available for sale securities	$254,299	$4,996	$(419)	$258,876

Held to maturity securities:

States and political subdivisions	$7,125	$112	$(12)	$7,225

Total held to maturity securities	$7,125	$112	$(12)	$7,225

The amortized cost and fair value of debt securities at December 31, 2014, (in thousands) by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value

Available for sale securities:
Due in one year or less	$5,715	$5,762
Due after one year through five years	61,539	61,738
Due after five years through ten years	52,867	52,627
Due after ten years	59,303	58,528
Mortgage-backed securities	35,671	35,817

Totals	$215,095	$214,472

Held to maturity securities:
Due in one year or less	$211	$211
Due after one year through five years	3,964	3,976
Due after five years through ten years	8,118	8,179
Due after ten years	5,491	5,493

Totals	$17,784	$17,859

Available for sale and held to maturity securities with gross unrealized losses at December 31, 2014, 2013 and 2012, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows (in thousands):

	Less Than Twelve Months		Over Twelve Months				Total

December 31, 2014:	Fair Value	Gross Unrealized Losses	Fair Value		Gross Unrealized Losses		Fair Value	Gross Unrealized Losses

U.S. Treasuries	$4,968	$15		$14,795		$145	$19,763	$160

U.S. Government agencies	9,954	22		92,923		1,909	102,877	1,931

Mortgage-backed securities				19,436		136	19,436	136

States and political subdivisions	5,485	32		1,444		25	6,929	57

TOTAL	$20,407	$69		$128,598		$2,215	$149,005	$2,284

December 31, 2013:
U.S. Treasuries	$29,708	$1,042	$		$		$29,708	$1,042

U.S. Government agencies	113,446	10,322		4,621		379	118,067	10,701

Mortgage-backed securities	44,269	1,269					44,269	1,269

States and political subdivisions	7,690	470					7,690	470

TOTAL	$195,113	$13,103		$4,621		$379	$199,734	$13,482

December 31, 2012:
U.S. Treasuries	$9,887	$55	$		$		$9,887	$55

U.S. Government agencies	30,335	364					30,335	364

States and political subdivisions	1,451	12					1,451	12

TOTAL	$41,673	$431	$		$		$41,673	$431

At December 31, 2014, 4 of the 8 securities issued by the U.S. Treasury, 19 of the 24 securities issued by U.S. Government agencies, 5 of the 10 mortgage-backed securities and 20 of the 152 securities issued by states and political subdivisions contained unrealized losses.

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

Proceeds from sales of available for sale debt securities were $44,279,605, $26,075,225 and $77,605,104 during 2014, 2013 and 2012, respectively. Available for sale debt securities were sold and called for realized gains of $98,859, $257,997 and $1,363,802 during 2014, 2013 and 2012, respectively. The Company recorded a loss from the impairment of its other investments of $360,000 in 2012.

Securities with a fair value of $200,474,637, $262,830,011 and $241,879,775 at December 31, 2014, 2013 and 2012, respectively, were pledged to secure public deposits, federal funds purchased and other balances required by law.

NOTE C - LOANS:

The composition of the loan portfolio at December 31, 2014, 2013 and 2012 is as follows (in thousands):

December 31,	2014	2013	2012

Gaming	$31,353	$29,570	$60,187

Residential and land development	10,119	19,403	27,338

Real estate, construction	34,010	44,987	52,586

Real estate, mortgage	240,341	237,158	246,420

Commercial and industrial	31,906	35,007	35,004

Other	14,678	9,224	9,548

Total	$362,407	$375,349	$431,083

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

Years Ended December 31,	2014	2013	2012

Balance, January 1	$6,761	$6,310	$5,681
New loans and advances	2,516	1,647	3,755
Repayments	(1,517)	(1,196)	(3,126)

Balance, December 31	$7,760	$6,761	$6,310

As part of its evaluation of the quality of the loan portfolio, Management monitors the Company’s credit concentrations on a monthly basis. Total outstanding concentrations were as follows (in thousands):

December 31,	2014	2013	2012

Gaming	$31,353	$29,570	$60,187
Hotel/motel	47,144	49,842	52,776
Out of area	19,179	24,945	25,413

The age analysis of the loan portfolio, segregated by class of loans, as of December 31, 2014, 2013 and 2012 is as follows (in thousands):

											Loans Past Due Greater Than 90 Days and

	Number of Days Past Due

					Greater		Total			Total
	30 - 59		60 - 89		Than 90		Past Due		Current	Loans	Still Accruing

December 31, 2014:
Gaming	$		$		$		$		$31,353	$31,353	$
Residential and land development						5,262		5,262	4,857	10,119
Real estate, construction		1,665		85		1,944		3,694	30,316	34,010		30
Real estate, mortgage		3,502		3,101		12,007		18,610	221,731	240,341		733
Commercial and industrial		909		7		205		1,121	30,785	31,906
Other		168		10				178	14,500	14,678

Total		$6,244		$3,203		$19,418		$28,865	$333,542	$362,407		$763

December 31, 2013:
Gaming	$		$		$		$		$29,570	$29,570	$
Residential and land development		51				13,572		13,623	5,780	19,403
Real estate, construction		3,846				9,452		13,298	31,689	44,987		146
Real estate, mortgage		6,910		2,684		5,134		14,728	222,430	237,158		505
Commercial and industrial		1,192						1,192	33,815	35,007
Other		227		5				232	8,992	9,224

Total		$12,226		$2,689		$28,158		$43,073	$332,276	$375,349		$651

December 31, 2012:
Gaming	$			$1,721	$			$1,721	$58,466	$60,187	$
Residential and land development						5,765		5,765	21,573	27,338
Real estate, construction		3,989		878		6,151		11,018	41,568	52,586		572
Real estate, mortgage		12,012		2,702		7,605		22,319	224,101	246,420		872
Commercial and industrial		1,804		79		107		1,990	33,014	35,004
Other		127		26		1		154	9,394	9,548		1

Total		$17,932		$5,406		$19,629		$42,967	$388,116	$431,083		$1,445

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

An analysis of the loan portfolio by loan grade, segregated by class of loans, as of December 31, 2014, 2013 and 2012 is as follows (in thousands):

	Loans With A Grade Of:

	A or B	C	D		E		F	Total

December 31, 2014:
Gaming	$8,400	$22,953	$		$		$	$31,353

Residential and land development	3,520	1,319		17		5,263		10,119

Real estate, construction	27,474	723		2,496		3,317		34,010

Real estate, mortgage	197,086	4,051		16,591		22,613		240,341

Commercial and industrial	26,877	25		1,579		3,425		31,906

Other	14,583	6		89				14,678

Total	$277,940	$29,077		$20,772		$34,618	$	$362,407

December 31, 2013:
Gaming	$23,975	$2,500	$			$3,095	$	$29,570

Residential and land development	4,236	1,544		51		13,572		19,403

Real estate, construction	38,808	781		2,220		3,178		44,987

Real estate, mortgage	204,569	4,495		17,852		10,242		237,158

Commercial and industrial	31,902	682		2,402		21		35,007

Other	9,131	24		50		19		9,224

Total	$312,621	$10,026		$22,575		$30,127	$	$375,349

December 31, 2012:
Gaming	$27,530	$12,300		$4,108		$16,249	$	$60,187

Residential and land development	4,630	1,544		81		21,083		27,338

Real estate, construction	43,318	1,001		2,701		5,566		52,586

Real estate, mortgage	209,479	3,093		21,167		12,681		246,420

Commercial and industrial	32,036	442		2,312		214		35,004

Other	9,449	27		72				9,548

Total	$326,442	$18,407		$30,441		$55,793	$	$431,083

A loan may be impaired but not on nonaccrual status when the loan is well secured and in the process of collection. Total loans on nonaccrual as of December 31, 2014, 2013 and 2012 are as follows (in thousands):

December 31,	2014		2013	2012

Gaming	$		$1,223	$16,249

Residential and land development		8,233	13,572	21,083

Real estate, construction		3,287	2,588	5,171

Real estate, mortgage		21,398	8,788	11,174

Commercial and industrial		380		214

Total		$33,298	$26,171	$53,891

The Company has modified certain loans by granting interest rate concessions to these customers. These loans are in compliance with their modified terms, are currently accruing and the Company has classified them as troubled debt restructurings. Troubled debt restructurings as of December 31, 2014, 2013 and 2012, were as follows (in thousands except for number of contracts):

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Related Allowance

December 31, 2014:
Real estate, mortgage	2	$837	$837	$50

Total	2	$837	$837	$50

December 31, 2013:
Real estate, construction	2	$891	$891	$270
Real estate, mortgage	6	10,012	10,012	994
Commercial and industrial	1	678	678

Total	9	$11,581	$11,581	$1,264

December 31, 2012:
Real estate, construction	3	$1,095	$1,095	$340
Real estate, mortgage	3	9,054	9,054	957
Commercial and industrial	1	702	702

Total	7	$10,851	$10,851	$1,297

During 2013, the Company classified four additional loans as troubled debt restructurings. The loans are included in the real estate, mortgage segment and had a total balance of $1,652,903 when they were modified. During 2013, two loans which had been classified as troubled debt restructurings at December 31, 2012 became in default of their modified terms and were placed on nonaccrual. These loans included one loan that was included in the real estate, construction segment with a balance of $182,164 and one loan that was included in the real estate, mortgage segment with a balance of $527,677 as of December 31, 2012. During 2014, seven loans which had been classified as troubled debt restructurings at December 31, 2013 became in default of their modified terms and were placed on nonaccrual. These loans included two loans that were included in the real estate, construction segment with a total balance of $891,782, four loans that were included in the real estate, mortgage segment with a total balance of $9,136,954 and one loan that was included in the commercial and industrial segment with a balance of $677,901 as of December 31, 2013.

Impaired loans, which include loans classified as nonaccrual and troubled debt restructurings, segregated by class of loans, as of December 31, 2014, 2013 and 2012 were as follows (in thousands):

	Unpaid Principal Balance	Recorded Investment	Related Allowance		Average Recorded Investment	Interest Income Recognized

December 31, 2014:
With no related allowance recorded:
Residential and land development	$9,513	$8,233	$		$8,380	$
Real estate, construction	2,198	2,178			2,222
Real estate, mortgage	19,517	16,243			18,258		26
Commercial and industrial	380	380			384

Total	31,608	27,034			29,244		26

With a related allowance recorded:
Real estate, construction	1,109	1,109		422	1,115
Real estate, mortgage	6,591	5,992		2,135	5,996		9

Total	7,700	7,101		2,557	7,111		9

Total by class of loans:
Residential and land development	9,513	8,233			8,380
Real estate, construction	3,307	3,287		422	3,337
Real estate, mortgage	26,108	22,235		2,135	24,254		35
Commercial and industrial	380	380			384

Total	$39,308	$34,135		$2,557	$36,355		$35

	Unpaid Principal Balance	Recorded Investment	Related Allowance		Average Recorded Investment	Interest Income Recognized

December 31, 2013:
With no related allowance recorded:
Residential and land development	$4,425	$4,425	$		$4,465	$
Real estate, construction	2,294	2,294			2,054		26
Real estate, mortgage	9,722	9,123			9,097		26
Commercial and industrial	678	678			689		24

Total	17,119	16,520			16,305		76

With a related allowance recorded:
Gaming	1,698	1,223		626	1,316
Residential and land development	17,576	9,147		471	15,909
Real estate, construction	1,185	1,185		337	1,239		23
Real estate, mortgage	9,677	9,677		1,110	8,801		306

Total	30,136	21,232		2,544	27,265		329

Total by class of loans:
Gaming	1,698	1,223		626	1,316
Residential and land development	22,001	13,572		471	20,374
Real estate, construction	3,479	3,479		337	3,293		49
Real estate, mortgage	19,399	18,800		1,110	17,898		332
Commercial and industrial	678	678			689		24

Total	$47,255	$37,752		$2,544	$43,570		$405

	Unpaid Principal Balance	Recorded Investment	Related Allowance		Average Recorded Investment	Interest Income Recognized

December 31, 2012:
With no related allowance recorded:
Gaming	$14,528	$14,528	$		$14,869	$
Residential and land development	21,837	20,733			21,288
Real estate, construction	4,635	4,580			3,833
Real estate, mortgage	9,971	9,935			9,821
Commercial and industrial	892	892			791		23

Total	51,863	50,668			50,602		23

With a related allowance recorded:
Gaming	1,721	1,721		1,100
Residential and land development	350	350		70	350
Real estate, construction	1,694	1,686		663	1,314		8
Real estate, mortgage	10,893	10,293		1,229	10,199		319
Commercial and industrial	24	24		12

Total	14,682	14,074		3,074	11,863		327

Total by class of loans:
Gaming	16,249	16,249		1,100	14,869
Residential and land development	22,187	21,083		70	21,638
Real estate, construction	6,329	6,266		663	5,147		8
Real estate, mortgage	20,864	20,228		1,229	20,020		319
Commercial and industrial	916	916		12	791		23

Total	$66,545	$64,742		$3,074	$62,465		$350

Transactions in the allowance for loan losses for the years ended December 31, 2014, 2013 and 2012, and the balances of loans, individually and collectively evaluated for impairment, as of December 31, 2014, 2013 and 2012 are as follows (in thousands):

	Gaming		Residential and Land Development		Real Estate, Construction	Real Estate, Mortgage	Commercial and Industrial	Other	Total

December 31, 2014:
Allowance for Loan Losses:
Beginning Balance		$977		$776	$695	$5,553	$632	$301	$8,934
Charge-offs		(992)		(2,060)	(127)	(368)	(3,948)	(235)	(7,730)
Recoveries		260			35	193	20	90	598
Provision		328		1,535	257	1,231	3,883	170	7,404

Ending Balance		$573		$251	$860	$6,609	$587	$326	$9,206

Allowance for Loan Losses:
Ending balance: individually evaluated for impairment	$		$		$742	$2,706	$289	$6	$3,743

Ending balance: collectively evaluated for impairment		$573		$251	$118	$3,903	$298	$320	$5,463

Total Loans:
Ending balance: individually
Ending Balance: Individually evaluated for impairment	$			$7,232	$6,830	$39,204	$2,035	$89	$55,390

Ending balance: collectively evaluated for impairment		$31,353		$2,887	$27,180	$201,137	$29,871	$14,589	$307,017

December 31, 2013:
Allowance for Loan Losses:
Beginning Balance		$1,541		$200	$967	$5,273	$593	$283	$8,857
Charge-offs		(474)		(7,325)	(1,013)	(1,048)	(24)	(238)	(10,122)
Recoveries		110		67	97	150	26	88	538
Provision		(200)		7,834	644	1,178	37	168	9,661

Ending Balance		$977		$776	$695	$5,553	$632	$301	$8,934

Allowance for Loan Losses:
Ending balance: individually evaluated for impairment		$626		$471	$615	$1,698	$342	$33	$3,785

Ending balance: collectively evaluated for impairment		$351		$305	$80	$3,855	$290	$268	$5,149

Total Loans:
Ending balance: individually evaluated for impairment		$3,095		$13,624	$5,399	$28,094	$2,423	$69	$52,704

Ending balance: collectively evaluated for impairment		$26,475		$5,779	$39,588	$209,064	$32,584	$9,155	$322,645

	Gaming	Residential and Land Development		Real Estate, Construction	Real Estate, Mortgage	Commercial and Industrial	Other	Total

December 31, 2012:
Allowance for Loan Losses:
Beginning Balance	$457		$1,081	$937	$4,800	$557	$304	$8,136
Charge-offs	(275)		(1,103)	(474)	(1,348)	(203)	(273)	(3,676)
Recoveries					7	41	85	133
Provision	1,359		222	504	1,814	198	167	4,264

Ending Balance	$1,541		$200	$967	$5,273	$593	$283	$8,857

Allowance for loan losses
Ending balance: individually evaluated for impairment	$1,100	$		$922	$1,758	$300	$35	$4,115

Ending balance: collectively evaluated for impairment	$441		$200	$45	$3,515	$293	$248	$4,742

Total Loans
Ending balance: individually evaluated for impairment	$20,357		$21,165	$8,267	$33,848	$2,525	$72	$86,234

Ending balance: collectively evaluated for impairment	$39,830		$6,173	$44,319	$212,572	$32,479	$9,476	$344,849

NOTE D – BANK PREMISES AND EQUIPMENT:

Bank premises and equipment are shown as follows (in thousands):

December 31,	Estimated Useful Lives	2014	2013	2012
Land		$5,982	$5,982	$5,985
Building	5 - 40 years	30,593	30,540	30,504
Furniture, fixtures and equipment	3 - 10 years	15,511	15,272	14,487

Totals, at cost		52,086	51,794	50,976
Less: Accumulated depreciation		28,302	26,486	24,754

Totals		$23,784	$25,308	$26,222

NOTE E – OTHER REAL ESTATE:

The Company’s other real estate consisted of the following as of December 31, 2014, 2013 and 2012, respectively (in thousands except number of properties):

December 31,	2014		2013		2012
	Number of Properties	Balance	Number of Properties	Balance	Number of Properties	Balance

Construction, land development and other land	15	$5,034	18	$4,887	11	$2,834
1 - 4 family residential properties	10	431	6	180	6	576
Nonfarm nonresidential	14	2,030	17	4,563	14	3,573
Other	1	151			1	25

Total	40	$7,646	41	$9,630	32	$7,008

NOTE F – DEPOSITS:

At December 31, 2014, the scheduled maturities of time deposits are as follows (in thousands):

2015	$53,508
2016	7,609
2017	10,333
2018	3,073
2019	2,050

Total	$76,573

Time deposits of $100,000 or more at December 31, 2014 included brokered deposits of $5,000,000, which mature in 2017.

Time deposits of $250,000 or more totaled approximately $25,321,000, $49,773,000 and $79,423,000 at December 31, 2014, 2013 and 2012, respectively.

Deposits held for related parties amounted to $6,607,646, $7,511,446 and $8,720,550 at December 31, 2014, 2013 and 2012, respectively.

Overdrafts totaling $822,730, $764,262 and $1,435,922 were reclassified as loans at December 31, 2014, 2013 and 2012, respectively.

NOTE G – FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE:

At December 31, 2014, the Company had facilities in place to purchase federal funds up to $40,000,000 under established credit arrangements. At December 31, 2014, 2013 and 2012, federal funds purchased and securities sold under agreements to repurchase included only funds invested by customers in a non-deposit product of the bank subsidiary. These accounts are non-insured, non-deposit accounts which allow customers to earn interest on their account with no restrictions as to the number of transactions. They are set up as sweep accounts with no check-writing capabilities and require the customer to have at least one operating deposit account.

NOTE H – BORROWINGS:

At December 31, 2014, the Company was able to borrow up to $38,845,590 from the Federal Reserve Bank Discount Window Primary Credit Program. The borrowing limit is based on the amount of collateral pledged, with certain loans from the Bank’s portfolio serving as collateral. Borrowings bear interest at 25 basis points over the current fed funds rate and have a maturity of one day. There was no outstanding balance at December 31, 2014.

At December 31, 2014, the Company had $38,707,935 outstanding in advances under a $97,649,565 line of credit with the FHLB. One advance in the amount of $5,000,000 bears interest at a variable rate of 43.2 basis points above the 1 month LIBOR rate, which was .593% at December 31, 2014, and matures in 2017. An additional advance in the amount of $30,000,000 bears interest at .08% matured in January of 2015. New advances may subsequently be obtained based on the liquidity needs of the bank subsidiary. The remaining balance consists of smaller advances bearing interest from 2.604% to 7.00% with maturity dates from 2015 – 2042. The advances are collateralized by a blanket floating lien on a substantial portion of the Company’s real estate loans.

NOTE I – INCOME TAXES:

Deferred taxes (or deferred charges) as of December 31, 2014, 2013 and 2012, included in other assets or other liabilities, were as follows (in thousands):

December 31,	2014		2013	2012
Deferred tax assets:
Allowance for loan losses		$3,130	$3,037	$3,011
Employee benefit plans’ liabilities		4,490	4,326	4,135
Unrealized loss on available for sale securities, charged from equity		210	3,684
Earned retiree health benefits plan liability		1,638	1,638	1,673
General business and AMT credits		1,735
Tax net operating loss carryforward		651
Other		1,637	1,218	1,170
Valuation allowance		(8,140)

Deferred tax assets		5,351	13,903	9,989

Deferred tax liabilities:
Unrealized gain on available for sale securities, charged to equity				1,556
Unearned retiree health benefits plan asset		362	579	948
Bank premises and equipment		4,760	5,075	5,366
Other		229	129	92

Deferred tax liabilities		5,351	5,783	7,962

Net deferred taxes	$		$8,120	$2,027

Income taxes consist of the following components (in thousands):

Years Ended December 31,	2014	2013	2012

Current	$(137)	$(1,717)	$1,425
Deferred:
Federal	(3,277)	(484)	(1,517)
Change in valuation allowance	8,140

Total deferred	4,863	(484)	(1,517)

Totals	$4,726	$(2,201)	$(92)

Income taxes amounted to less than the amounts computed by applying the U.S. Federal income tax rate of 34.0% for 2014, 2013 and 2012 to income (loss) before income taxes. The reasons for these differences are shown below (in thousands):

	2014		2013		2012

	Tax	Rate	Tax	Rate	Tax	Rate

Taxes computed at statutory rate	$(1,794)	(34)	$(931)	(34)	$867	34
Increase (decrease) resulting from:
Tax-exempt interest income	(532)	(10)	(539)	(20)	(532)	(21)
Income from BOLI	(200)	(4)	(170)	(6)	(195)	(8)
Federal tax credits	(298)	(6)	(298)	(11)	(372)	(15)
Other	(590)	(10)	(263)	(9)	140	6
Change in valuation allowance	8,140	154

Total income tax expense (benefit)	$4,726	90	$(2,201)	(80)	$(92)	(4)

A valuation allowance is recognized against deferred tax assets when, based on the consideration of all available positive and negative evidence using a more likely than not criteria, it is determined that all or a portion of these tax benefits may not be realized. This assessment requires consideration of all sources of taxable income available to realize the deferred tax asset including taxable income in prior carry-back years, future reversals of existing temporary differences, tax planning strategies and future taxable income exclusive of reversing temporary differences and carryforwards. The Company incurred losses on a cumulative basis for the three-year period ended December 31, 2014, which is considered to be significant negative evidence. The positive evidence considered in support was insufficient to overcome this negative evidence. As a result, the Company established a full valuation allowance for its net deferred tax asset in the amount of $8,140,000 as of December 31, 2014.

If not utilized, the Company’s federal net operating loss of $1,900,000 will expire in 2034.

The Company has reviewed its income tax positions and specifically considered the recognition and measurement requirements of the benefits recorded in its financial statements for tax positions taken or expected to be taken in its tax returns. The Company currently has no unrecognized tax benefits that, if recognized, would favorably affect the income tax rate in future periods.

NOTE J – SHAREHOLDERS’ EQUITY:

Shareholders’ equity of the Company includes the undistributed earnings of the bank subsidiary. Dividends to the Company’s shareholders can generally be paid only from dividends paid to the Company by its bank subsidiary. Consequently, dividends are dependent upon the earnings, capital needs, regulatory policies and statutory limitations affecting the bank subsidiary. Dividends paid by the bank subsidiary are subject to the written approval of the Commissioner of Banking and Consumer Finance of the State of Mississippi and the Federal Deposit Insurance Corporation (the “FDIC”). At December 31, 2014, $15,403,607 of undistributed earnings of the bank subsidiary included in consolidated surplus and retained earnings was available for future distribution to the Company as dividends. Dividends paid by the Company are subject to the written approval of the Federal Reserve Bank (“FRB”).

On February 25, 2009, the Board approved the repurchase of up to 3% of the outstanding shares of the Company’s common stock. As a result of this repurchase plan, 47,756 shares have been repurchased and retired through December 31, 2014.

The Company and the bank subsidiary are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, specific capital guidelines must be met that involve quantitative measures of the assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification of the bank subsidiary and the Company are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the bank subsidiary to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets, and Tier 1 capital to average assets.

As of December 31, 2014, the most recent notification from the FDIC categorized the bank subsidiary as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the bank subsidiary must have a Total risk-based capital ratio of 10.00% or greater, a Tier 1 risk-based capital ratio of 6.00% or greater and a Leverage capital ratio of 5.00% or greater. There are no conditions or events since that notification that Management believes have changed the bank subsidiary’s category.

The Company’s actual capital amounts and ratios and required minimum capital amounts and ratios for 2014, 2013 and 2012, are as follows (in thousands):

	Actual		For Capital Adequacy Purposes

	Amount	Ratio	Amount	Ratio

December 31, 2014:
Total Capital (to Risk Weighted Assets)	$100,243	21.95%	$36,528	8.00%
Tier 1 Capital (to Risk Weighted Assets)	94,493	20.70%	18,264	4.00%
Tier 1 Capital (to Average Assets)	94,493	13.29%	28,437	4.00%

December 31, 2013:
Total Capital (to Risk Weighted Assets)	$111,141	22.79%	$39,022	8.00%
Tier 1 Capital (to Risk Weighted Assets)	105,009	21.54%	19,511	4.00%
Tier 1 Capital (to Average Assets)	105,009	13.48%	31,170	4.00%

December 31, 2012:
Total Capital (to Risk Weighted Assets)	$112,342	21.29%	$42,216	8.00%
Tier 1 Capital (to Risk Weighted Assets)	105,728	20.04%	21,108	4.00%
Tier 1 Capital (to Average Assets)	105,728	13.07%	32,361	4.00%

The bank subsidiary’s actual capital amounts and ratios and required minimum capital amounts and ratios and capital amounts and ratios to be well capitalized for 2014, 2013 and 2012, are as follows (in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2014:
Total Capital (to Risk Weighted Assets)	$96,427	21.28%	$36,247	8.00%	$45,309	10.00%
Tier 1 Capital (to Risk Weighted Assets)	90,720	20.02%	18,124	4.00%	27,186	6.00%
Tier 1 Capital (to Average Assets)	90,720	13.15%	27,599	4.00%	34,499	5.00%

December 31, 2013:
Total Capital (to Risk Weighted Assets)	$106,870	21.94%	$38,968	8.00%	$48,711	10.00%
Tier 1 Capital (to Risk Weighted Assets)	100,746	20.69%	19,484	4.00%	29,227	6.00%
Tier 1 Capital (to Average Assets)	100,746	13.02%	30,958	4.00%	38,697	5.00%

December 31, 2012:
Total Capital (to Risk Weighted Assets)	$107,885	20.47%	$42,148	8.00%	$52,685	10.00%
Tier 1 Capital (to Risk Weighted Assets)	101,241	19.22%	21,074	4.00%	31,611	6.00%
Tier 1 Capital (to Average Assets)	101,241	12.62%	32,086	4.00%	40,108	5.00%

In July 2013, the Federal bank regulatory agencies issued a final rule that will revise their risk-based capital requirements and the method for calculating components of capital and of computing risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies. The rule establishes a new common equity Tier 1 minimum capital requirement, increases the minimum capital ratios and assigns a higher risk weight to certain assets based on the risk associated with these assets. The final rule includes transition periods that generally implement the new regulations over a five year period. These changes will be phased in beginning in January 2015, and while management continues to evaluate this final rule and its potential impact, preliminary assessments indicate that the Bank and the Company will continue to exceed all regulatory capital requirements under the new rule.

NOTE K - OTHER INCOME AND EXPENSES:

Other income consisted of the following (in thousands):

Years Ended December 31,	2014	2013	2012
Other service charges, commissions and fees	$84	$74	$83
Rentals	435	433	442
Other	113	100	142

Totals	$632	$607	$667

Other expenses consisted of the following (in thousands):

Years Ended December 31,	2014	2013	2012

Advertising	$552	$596	$489
Data processing	1,339	1,254	1,434
FDIC and state banking assessments	1,033	870	503
Legal and accounting	493	535	511
Other real estate	1,610	963	648
ATM expense	2,409	2,367	2,033
Trust expense	323	332	314
Other	1,890	1,876	1,813

Totals	$9,649	$8,793	$7,745

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

At December 31, 2014, 2013 and 2012, the Company had outstanding irrevocable letters of credit aggregating $1,879,678, $3,059,011 and $3,599,011, respectively. At December 31, 2014, 2013 and 2012, the Company had outstanding unused loan commitments aggregating $66,663,320, $68,171,024 and $80,741,699, respectively. Approximately $35,753,000, $38,324,000 and $46,956,000 of outstanding commitments were at fixed rates and the remainder was at variable rates at December 31, 2014, 2013 and 2012, respectively.

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

CONDENSED BALANCE SHEETS (IN THOUSANDS):

December 31,	2014		2013	2012

Assets
Investments in subsidiaries, at underlying equity:
Bank subsidiary		$91,179	$94,883	$106,266
Nonbank subsidiary		1	1	1

Cash in bank subsidiary		160	487	360

Other assets		3,611	3,937	4,288

Total assets		$94,951	$99,308	$110,915

Liabilities and Shareholders’ Equity:
Other liabilities	$		$161	$161

Total liabilities			161	161

Shareholders’ equity		94,951	99,147	110,754

Total liabilities and shareholders’ equity		$94,951	$99,308	$110,915

CONDENSED STATEMENTS OF OPERATIONS (IN THOUSANDS):

Years Ended December 31,	2014		2013		2012

Income
Earnings of unconsolidated bank subsidiary:
Distributed earnings	$		$		$1,150
Undistributed earnings (loss)		(10,025)		(494)	1,845
Loss on impairment of other investments					(360)
Other income		(53)		57	(71)

Total income (loss)		(10,078)		(437)	2,564

Expenses
Other		124		122	105

Total expenses		124		122	105

Income (loss) before income taxes		(10,202)		(559)	2,459

Income tax benefit		(198)		(21)	(182)

Net income (loss)		$ (10,004)		$ (538)	$ 2,641

CONDENSED STATEMENTS OF CASH FLOWS (IN THOUSANDS):

Years Ended December 31,	2014	2013	2012

Cash flows from operating activities:
Net income (loss)	$ (10,004)	$ (538)	$ 2,641
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Income) loss on other investments	64	(42)	84
Loss on impairment of other investments			360
Undistributed (income) loss of unconsolidated subsidiaries	10,025	494	(1,845)
Other assets	25	164	(182)
Other liabilities	(161)		(1)

Net cash provided by (used in) operating activities	(51)	78	1,057

Cash flows from investing activities:
Redemption of equity securities	236	230	36

Net cash provided by investing activities	236	230	36

Cash flows from financing activities:
Retirement of stock		(181)
Dividends paid	(512)		(1,541)

Net cash used in financing activities	(512)	(181)	(1,541)

Net increase (decrease) in cash	(327)	127	(448)
Cash, beginning of year	487	360	808

Cash, end of year	$160	$487	$360

The Company paid income taxes of $320,000, $810,000 and $835,000 in 2014, 2013 and 2012, respectively. No interest was paid during the three years ended December 31, 2014.

NOTE O - EMPLOYEE AND DIRECTOR BENEFIT PLANS:

The Company sponsors the Peoples Financial Corporation Employee Stock Ownership Plan (“ESOP”). Employees who are in a position requiring at least 1,000 hours of service during a plan year and who are 21 years of age are eligible to participate in the ESOP. The Plan included 401(k) provisions and the former Gulf National Bank Profit Sharing Plan. Effective January 1, 2001, the ESOP was amended to separate the 401(k) funds into the Peoples Financial Corporation 401(k) Profit Sharing Plan. The separation had no impact on the eligibility or benefits provided to participants of either plan. The 401(k) provides for a matching contribution of 75% of the amounts contributed by the employee (up to 6% of compensation). Contributions are determined by the Board of Directors and may be paid either in cash or Peoples Financial Corporation capital stock. Total contributions to the plans charged to operating expense were $280,000, $220,000 and $330,000 in 2014, 2013 and 2012, respectively.

Compensation expense of $7,678,640, $7,594,790 and $7,691,059 was the basis for determining the ESOP contribution allocation to participants for 2014, 2013 and 2012, respectively. The ESOP held 315,269, 359,030 and 383,141 allocated shares at December 31, 2014, 2013 and 2012, respectively.

The Company established an Executive Supplemental Income Plan and a Directors’ Deferred Income Plan, which provide for pre-retirement and post-retirement benefits to certain key executives and directors. Benefits under the Executive Supplemental Income Plan are based upon the position and salary of the officer at retirement or death. Normal retirement benefits under the plan are equal to 67% of salary for the president and chief executive officer, 58% of salary for the executive vice president and 50% of salary for all other executive officers and are payable monthly over a period of fifteen years. Under the Directors’ Deferred Income Plan, the directors are given an opportunity to defer receipt of their annual directors’ fees until age sixty-five. For those who choose to participate, benefits are payable monthly for ten years beginning the first day of the month following the director’s normal retirement date. The normal retirement date is the later of the normal retirement age (65) or separation of service. Interest on deferred fees accrues at an annual rate of ten percent, compounded annually. The Company has acquired insurance policies, with the bank subsidiary as owner and beneficiary, which it may use as a source to pay potential benefits to the plan participants. These contracts are carried at their cash surrender value, which amounted to $16,370,384, $15,824,497 and $15,363,241 at December 31, 2014, 2013 and 2012, respectively. The present value of accumulated benefits under these plans, using an interest rate of 4.50% in 2014 and 2013 and 5.25% in 2012, and the interest ramp-up method in 2014, 2013 and 2012, has been accrued. The accrual amounted to $11,465,119, $11,004,738 and $10,572,681 at December 31, 2014, 2013 and 2012, respectively, and is included in Employee and director benefit plans liabilities.

The Company also has additional plans for non-vested post-retirement benefits for certain key executives. The Company has acquired insurance policies, with the bank subsidiary as owner and beneficiary, which it may use as a source to pay potential benefits to the plan participants. These contracts are carried at their cash surrender value, which amounted to $1,346,910, $1,218,175 and $1,105,741 at December 31, 2014, 2013 and 2012, respectively. The present value of accumulated benefits under these plans using an interest rate of 4.50% in 2014 and 2013 and 5.25% in 2012, and the projected unit cost method has been accrued. The accrual amounted to $1,450,280, $1,435,554, and $1,328,657 at December 31, 2014, 2013 and 2012, respectively, and is included in Employee and director benefit plans liabilities.

Additionally, there are two endorsement split dollar policies, with the bank subsidiary as owner and beneficiary, which provide a guaranteed death benefit to the participants’ beneficiaries. These contracts are carried at their cash surrender value, which amounted to $277,278, $269,271 and

$262,466 at December 31, 2014, 2013 and 2012, respectively. The present value of accumulated benefits under these plans using an interest rate of 4.50% in 2014 and 2013, and 5.25% in 2012, and the projected unit cost method has been accrued. The accrual amounted to $80,997, $78,759 and $68,253 at December 31, 2014, 2013 and 2012, respectively, and is included in Employee and director benefit plans liabilities.

The Company has additional plans for non-vested post-retirement benefits for directors. The Company has acquired insurance policies, with the bank subsidiary as owner and beneficiary, which it may use as a source to pay potential benefits to the plan participants. These contracts are carried at their cash surrender value, which amounted to $150,687, $138,001 and $129,367 at December 31, 2014, 2013 and 2012, respectively. The present value of accumulated benefits under these plans using an interest rate of 4.50% in 2014 and 2013 and 5.25% in 2012, and the projected unit cost method has been accrued. The accrual amounted to $210,207, $206,650 and $192,528 at December 31, 2014, 2013 and 2012, respectively, and is included in Employee and director benefit plans liabilities.

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

The following is a summary of the components of the net periodic post-retirement benefit cost (credit)(in thousands):

Years Ended December 31,	2014	2013	2012

Service cost	$105	$55	$45

Interest cost	132	82	72

Amortization of net gain	(14)	(2)	(16)

Amortization of prior service credit	(81)	(183)	(203)

Net periodic post-retirement benefit cost (credit)	$142	$(48)	$(102)

The discount rate used in determining the accumulated post-retirement benefit obligation was 4.00% in 2014, 4.80% in 2013 and 4.00% in 2012. The assumed health care cost trend rate used in measuring the accumulated post-retirement benefit obligation was 7.00% in 2014. The rate was assumed to decrease gradually to 5.00% for 2022 and remain at that level thereafter. If the health care cost trend rate assumptions were increased 1.00%, the accumulated post-retirement benefit obligation as of December 31, 2014, would be increased by 16.45%, and the aggregate of the service and interest cost components of the net periodic post-retirement benefit cost for the year then ended would have increased by 16.78%. If the health care cost trend rate assumptions were decreased 1.00%, the accumulated post-retirement benefit obligation as of December 31, 2014, would be decreased by 13.02%, and the aggregate of the service and interest cost components of the net periodic post-retirement benefit cost for the year then ended would have decreased by 13.54%.

The following table presents the estimated benefit payments for each of the next five years and in the aggregate for the next five years (in thousands):

2015	$222
2016	191
2017	171
2018	147
2019	87
2020-2024	828

The following is a reconciliation of the accumulated post-retirement benefit obligation, which is included in Employee and director benefit plans liabilities (in thousands):

Accumulated post-retirement benefit obligation as of December 31, 2013	$2,853
Service cost	105
Interest cost	132
Actuarial loss	544
Benefits paid	(64)

Accumulated post-retirement benefit obligation as of December 31, 2014	$3,570

The following is a summary of the change in plan assets (in thousands):

	2014		2013		2012

Fair value of plan assets at beginning of year	$		$		$
Actual return on assets
Employer contribution		64		90		67
Benefits paid, net		(64)		(90)		(67)

Fair value of plan assets at end of year	$		$		$

Amounts recognized in the Accumulated Other Comprehensive Income (Loss), net of tax, were (in thousands):

For the year ended December 31,	2014	2013	2012

Net gain (loss)	$(80)	$288	$123
Prior service charge	783	837	1,718

Total accumulated other comprehensive income	$703	$1,125	$1,841

Amounts recognized in the accumulated post-retirement benefit obligation and other comprehensive income (loss) were (in thousands):

For the year ended December 31,	2014
Unrecognized actuarial loss	$557
Amortization of prior service cost	81

Total accumulated other comprehensive loss	$638

The prior service credit that will be recognized in accumulated other comprehensive income during 2015 is $81,381.

NOTE P - FAIR VALUE MEASUREMENTS AND DISCLOSURES:

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Available for sale securities are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record other assets at fair value on a non-recurring basis, such as impaired loans and ORE. These non-recurring fair value adjustments typically involve the application of lower of cost or market accounting or write-downs of individual assets. Additionally, the Company is required to disclose, but not record, the fair value of other financial instruments.

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

The balances of available for sale securities, which are the only assets measured at fair value on a recurring basis, by level within the fair value hierarchy and by investment type, as of December 31, 2014, 2013 and 2012, were as follows (in thousands):

		Fair Value Measurements Using

	Total	Level 1	Level 2	Level 3

December 31, 2014:
U.S. Treasuries	$29,654	$	$29,654	$
U.S. Government agencies	117,989		117,989
Mortgage-backed securities	35,817		35,817
States and political subdivisions	31,012		31,012
Equity securities	650		650

Total	$215,122	$	$215,122	$

December 31, 2013:
U.S. Treasuries	$43,648	$	$43,648	$
U.S. Government agencies	145,805		145,805
Mortgage-backed securities	50,326		50,326
States and political subdivisions	35,011		35,011
Equity securities	650		650

Total	$275,440	$	$275,440	$

December 31, 2012:
U.S. Treasuries	$54,096	$	$54,096	$
U.S. Government agencies	149,098		149,098
Mortgage-backed securities	17,441		17,441
States and political subdivisions	37,591		37,591
Equity securities	650		650

Total	$258,876	$	$258,876	$

Impaired loans, which are measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of December 31, 2014, 2013 and 2012 were as follows (in thousands):

		Fair Value Measurements Using
December 31:	Total	Level 1	Level 2	Level 3
2014	$10,610	$	$	$10,610
2013	18,831			18,831
2012	16,030			16,030

Other real estate, which is measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of December 31, 2014, 2013 and 2012 are as follows (in thousands):

		Fair Value Measurements Using
December 31:	Total	Level 1	Level 2	Level 3
2014	$7,646	$	$	$7,646
2013	9,630			9,630
2012	7,008			7,008

The following table presents a summary of changes in the fair value of other real estate which is measured using Level 3 inputs (in thousands):

	2014	2013	2012
Balance, beginning of year	$9,630	$7,008	$6,153

Loans transferred to ORE	1,345	4,537	2,576

Sales	(2,068)	(1,188)	(1,568)

Writedowns	(1,261)	(670)	(153)

Insurance proceeds from casualty loss		(57)

Balance, end of year	$7,646	$9,630	$7,008

The carrying value and estimated fair value of assets and liabilities, by level within the fair value hierarchy, at December 31, 2014, 2013 and 2012, are as follows (in thousands):

	Carrying	Fair Value Measurements Using
	Amount	Level 1	Level 2		Level 3		Total
December 31, 2014:
Financial Assets:
Cash and due from banks	$23,556	$23,556	$		$		$23,556
Available for sale securities	215,122			215,122			215,122
Held to maturity securities	17,784			17,859			17,859
Other investments	2,962	2,962					2,962
Federal Home Loan Bank stock	2,504			2,504			2,504
Loans, net	353,201					355,004	355,004
Other real estate	7,646					7,646	7,646
Cash surrender value of life insurance	18,145			18,145			18,145
Financial Liabilities:
Deposits:
Non-interest bearing	103,607	103,607					103,607
Interest bearing	289,107					289,466	289,466
Federal funds purchased and securities sold under agreements to repurchase	124,206	124,206					124,206
Borrowings from Federal Home Loan Bank	38,708			40,720			40,720

	Carrying	Fair Value Measurements Using
	Amount	Level 1	Level 2		Level 3		Total
December 31, 2013:
Financial Assets:
Cash and due from banks	$36,264	$36,264	$		$		$36,264
Available for sale securities	275,440			275,440			275,440
Held to maturity securities	11,142			10,686			10,686
Other investments	3,262	3,262					3,262
Federal Home Loan Bank stock	3,834			3,834			3,834
Loans, net	366,415					369,117	369,117
Other real estate	9,630					9,630	9,630
Cash surrender value of life insurance	17,456			17,456			17,456
Financial Liabilities:
Deposits:
Non-interest bearing	107,117	107,117					107,117
Interest bearing	321,441					322,535	322,535
Federal funds purchased and securities sold under agreements to repurchase	139,639	139,639					139,639
Borrowings from Federal Home Loan Bank	77,684			79,051			79,051

December 31, 2012:
Financial Assets:
Cash and due from banks	$54,020	$54,020	$		$		$54,020
Available for sale securities	258,876			258,876			258,876
Held to maturity securities	7,125			7,225			7,225
Other investments	3,450	3,450					3,450
Federal Home Loan Bank stock	2,380			2,380			2,380
Loans, net	422,226					425,627	425,627
Other real estate	7,008					7,008	7,008
Cash surrender value of life insurance	16,861			16,861			16,861
Financial Liabilities:
Deposits:
Non-interest bearing	102,609	102,609					102,609
Interest bearing	373,110					376,209	376,209
Federal funds purchased and securities sold under agreements to repurchase	194,234	194,234					194,234
Borrowings from Federal Home Loan Bank	7,912			10,271			10,271

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Peoples Financial Corporation

Biloxi, Mississippi

We have audited the accompanying consolidated statements of condition of Peoples Financial Corporation and subsidiaries (the “Company”) as of December 31, 2014, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peoples Financial Corporation and subsidiaries as of December 31, 2014, 2013 and 2012, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Atlanta, Georgia

March 18, 2015

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9a - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2014, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the period ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Controls Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13(a)—15 (f) of the Securities Exchange Act of 1934. In meeting its responsibility, management relies on its accounting and other related control systems. The internal control systems are designed to ensure that transactions are properly authorized and recorded in the Company’s financial records and to safeguard the Company’s assets from material loss or misappropriation.

Management of the Company, including its Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of internal control over financial reporting as of December 31, 2014, using the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our assessment included a review of the documentation of controls, evaluations of the design of the internal control system and tests of operating effectiveness of the internal controls. Based on the assessment, management has concluded that the Company had effective internal control over financial reporting as of December 31, 2014.

Chevis C. Swetman	Lauri A. Wood
Chairman, President and Chief Executive Officer	Chief Financial Officer
March 18, 2015	March 18, 2015

ITEM 9b - OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in Sections II, III, VII, VIII and IX contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 22, 2015, which was filed by the Company in definitive form with the Commission on March 18, 2015, is incorporated herein by reference.

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

ITEM 11 - EXECUTIVE COMPENSATION

The information in Section VI contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 22, 2015, which was filed by the Company in definitive form with the Commission on March 18, 2015, is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in Sections IV and V contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 22, 2015, which was filed by the Company in definitive form with the Commission on March 18, 2015, is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information in Sections II, IV, V, VI and IX contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 22, 2015, which was filed by the Company in definitive form with the Commission on March 18, 2015, is incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

The information in Section XII contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 22, 2015, which was filed by the Company in definitive form with the Commission on March 18, 2015, is incorporated herein by reference.

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
	Pursuant to 18 U.S.C. ss. 1350*
(101)

The following materials from the Company’s 2014 Annual Report to Shareholders, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Condition at December 31, 2014, 2013 and 2012, (ii) Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2014, 2013 and 2012, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012 and (vi) Notes to the Consolidated Financial Statements for the years ended December 31, 2014, 2013 and 2012.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL CORPORATION

(Registrant)

Date:               March 18, 2015

BY:             /s/ Chevis C. Swetman

Chevis C. Swetman, Chairman of the Board

(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

BY: /s/ Chevis C. Swetman

Date: March 18, 2015

Chevis C. Swetman, Chairman, President and CEO (principal executive officer)

BY: /s/ Drew Allen	BY: /s/ Dan Magruder

Date: March 18, 2015	Date: March 18, 2015

Drew Allen, Director	Dan Magruder, Director

BY: /s/ Rex E. Kelly	BY: /s/ Jeffrey H. O’Keefe

Date: March 18, 2015	Date: March 18, 2015

Rex E. Kelly, Director	Jeffrey H. O’Keefe, Director

BY: /s/ Lauri A. Wood

Date: March 18, 2015

Lauri A. Wood, Chief Financial Officer (principal financial and accounting officer)