Form 10-Q
period 2015-03-31
PEOPLES FINANCIAL CORP /MS/
filed 2015-05-14
CIK 770460

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date. Peoples Financial Corporation has only one class of common stock authorized. At April 30, 2015, there were 15,000,000 shares of $1 par value common stock authorized, with 5,123,186 shares issued and outstanding.

Part 1 – Financial Information

Item 1: Financial Statements

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition

(in thousands except share data)

	March 31, 2015	December 31, 2014
	(unaudited)	(audited)

Assets
Cash and due from banks	$45,348	$23,556

Federal funds sold	10,000

Available for sale securities	226,383	215,122

Held to maturity securities, fair value of $17,938 at March 31, 2015; $17,859 at December 31, 2014	17,767	17,784

Other investments	2,903	2,962

Federal Home Loan Bank Stock, at cost	2,910	2,504

Loans	371,591	362,407

Less: Allowance for loan losses	9,985	9,206

Loans, net	361,606	353,201

Bank premises and equipment, net of accumulated depreciation	23,397	23,784

Other real estate	12,297	7,646

Accrued interest receivable	2,181	2,125

Cash surrender value of life insurance	18,302	18,145

Other assets	1,877	2,066

Total assets	$724,971	$668,895

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition (continued)

(in thousands except share data)

	March 31, 2015	December 31, 2014
	(unaudited)	(audited)
Liabilities and Shareholders’ Equity
Liabilities:

Deposits:

Demand, non-interest bearing	$121,781	$103,607

Savings and demand, interest bearing	237,060	212,534

Time, $100,000 or more	34,957	35,925

Other time deposits	40,641	40,648

Total deposits	434,439	392,714

Federal funds purchased and securities sold under agreements to repurchase	127,253	124,206

Borrowings from Federal Home Loan Bank	48,634	38,708

Employee and director benefit plans liabilities	17,054	16,957

Other liabilities	1,189	1,359

Total liabilities	628,569	573,944

Shareholders’ Equity:
Common stock, $1 par value, 15,000,000 shares authorized, 5,123,186 shares issued and outstanding at March 31, 2015 and December 31, 2014	5,123	5,123

Surplus	65,780	65,780

Undivided profits	22,592	23,743

Accumulated other comprehensive income, net of tax	2,907	305

Total shareholders’ equity	96,402	94,951

Total liabilities and shareholders’ equity	$724,971	$668,895

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Operations

(in thousands except per share data)(unaudited)

	Three Months Ended March 31,
	2015	2014
Interest income:

Interest and fees on loans	$3,753	$4,252

Interest and dividends on securities:

U.S. Treasuries	111	156

U.S. Government agencies	559	807

Mortgage-backed securities	154	245

States and political subdivisions	371	382

Other investments	4	1

Interest on federal funds sold	13	4

Total interest income	4,965	5,847

Interest expense:

Deposits	134	209

Borrowings from Federal Home Loan Bank	46	50

Federal funds purchased and securities sold under agreements to repurchase	30	27

Total interest expense	210	286

Net interest income	4,755	5,561

Provision for allowance for loan losses	986	537

Net interest income after provision for allowance for loan losses	$3,769	$5,024

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Operations (continued)

(in thousands except per share data)(unaudited)

	Three Months Ended March 31,
	2015		2014
Non-interest income:

Trust department income and fees		$406		$360

Service charges on deposit accounts		1,224		1,586

Income (loss) from other investments		(58)		7

Increase in cash surrender value of life insurance		122		119

Other income		247		145

Total non-interest income		1,941		2,217

Non-interest expense:

Salaries and employee benefits		3,039		3,213

Net occupancy		667		592

Equipment rentals, depreciation and maintenance		717		716

FDIC assessments		246		275

Data processing		359		321

ATM expense		343		655

Other real estate expense		451		198

Other expense		1,039		781

Total non-interest expense		6,861		6,751

Income (loss) before income taxes		(1,151)		490

Income tax benefit				(89)

Net income (loss)		$(1,151)		$579

Basic and diluted earnings (loss) per share		$(.22)		$.11

Dividends declared per share	$		$

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands)(unaudited)

	Three Months Ended March 31,
	2015	2014

Net income (loss)	$(1,151)	$579

Other comprehensive income, net of tax:

Net unrealized gain on available for sale securities, net of tax of $995 for the three months ended March 31, 2014	2,602	1,932

Total other comprehensive income	2,602	1,932

Total comprehensive income	$1,451	$2,511

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

(in thousands except share data)

	Number of Common Shares	Common Stock	Surplus	Undivided Profits	Accumulated Other Comprehensive Income	Total

Balance, January 1, 2015	5,123,186	$5,123	$65,780	$23,743	$305	$94,951

Net loss				(1,151)		(1,151)

Other comprehensive income					2,602	2,602

Balance, March 31, 2015	5,123,186	$5,123	$65,780	$22,592	$2,907	$96,402

Note: Balances as of January 1, 2015 were audited.

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)(unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(1,151)	$579

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation	445	447

Provision for allowance for loan losses	986	537

Writedown of other real estate	411	92

(Gain) loss on sales of other real estate	(24)	65

(Income) loss from other investments	58	(7)

Amortization of available for sale securities	61	80

Amortization (accretion) of held to maturity securities	17	(1)

Change in accrued interest receivable	(56)	(182)

Increase in cash surrender value of life insurance	(122)	(119)

Change in other assets	190	985

Change in other liabilities	(73)	(1,316)

Net cash provided by operating activities	$742	$1,160

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(in thousands) (unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from investing activities:
Proceeds from maturities, sales and calls of available for sale securities	$26,327	$5,485

Purchases of available for sale securities	(35,047)

Purchases of held to maturity securities		(1,517)

(Purchases) redemption of Federal Home Loan Bank stock	(406)	742

Redemption of other investments		236

Proceeds from sales of other real estate	513	465

Loans, net change	(14,942)	6,962

Acquisition of bank premises and equipment	(58)	(103)

Investment in cash surrender value of life insurance	(35)	(30)

Net cash provided by (used in) investing activities	(23,648)	12,240

Cash flows from financing activities:
Demand and savings deposits, net change	42,700	44,009

Time deposits, net change	(975)	(7,317)

Borrowings from Federal Home Loan Bank	319,000	536,000

Repayments to Federal Home Loan Bank	(309,074)	(581,049)

Federal funds purchased and securities sold under agreements to repurchase, net change	3,047	(9,604)

Net cash provided by (used in) financing activities	54,698	(17,961)

Net increase (decrease) in cash and cash equivalents	31,792	(4,561)
Cash and cash equivalents, beginning of period	23,556	36,264

Cash and cash equivalents, end of period	$55,348	$31,703

See Notes to Consolidated Financial Statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the three Months Ended March 31, 2015 and 2014

1.	Basis of Presentation:

Peoples Financial Corporation (the “Company”) is a one-bank holding company headquartered in Biloxi, Mississippi. The Company has two operating subsidiaries, PFC Service Corp., an inactive company, and The Peoples Bank, Biloxi, Mississippi (the “Bank”). The Bank provides a full range of banking, financial and trust services to state, county and local government entities and individuals and small and commercial businesses operating in those portions of Mississippi, Louisiana and Alabama which are within a fifty mile radius of the Waveland, Wiggins and Gautier branches, the Bank’s three most outlying locations (the “trade area”).

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the financial position of the Company and its subsidiaries as of March 31, 2015 and the results of their operations and their cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2014 Annual Report and Form 10-K.

The results of operations for the quarter ended March 31, 2015, are not necessarily indicative of the results to be expected for the full year.

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

Summary of Significant Accounting Policies - The accounting and reporting policies of the Company conform to GAAP and general practices within the banking industry. There have been no material changes or developments in the application of principles or in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies as disclosed in our Form 10-K for the year ended December 31, 2014.

New Accounting Pronouncements - In January 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2015-01, Income Statement-Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary items. ASU No. 2015-01 eliminated the concept of extraordinary items from U.S. GAAP. ASU 2015-01 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of this ASU is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

2.	Earnings (Loss) Per Share:

Per share data is based on the weighted average shares of common stock outstanding of 5,123,186 for the three months ended March 31, 2015 and 2014.

3.	Statements of Cash Flows:

The Company has defined cash and cash equivalents as cash and due from banks and federal funds sold. The Company paid $204,656 and $245,052 for the three months ended March 31, 2015 and 2014, respectively, for interest on deposits and borrowings. No income tax payments were made during the three months ended March 31, 2015 and 2014. Loans transferred to other real estate amounted to $5,551,393 and $76,028 during the three months ended March 31, 2015 and 2014, respectively.

4.	Investments:

The amortized cost and fair value of securities at March 31, 2015 and December 31, 2014, are as follows (in thousands):

March 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value

Available for sale securities:

Debt securities:

U.S. Treasuries	$54,842	$345	$		$55,187

U.S. Government agencies	104,814	516		(506)	104,824

Mortgage-backed securities	34,363	466		(8)	34,821

States and political subdivisions	29,735	1,166			30,901

Total debt securities	223,754	2,493		(514)	225,733

Equity securities	650				650

Total available for sale securities	$224,404	$2,493		$(514)	$226,383

Held to maturity securities:

States and political subdivisions	$17,767	$200		$(29)	$17,938

Total held to maturity securities	$17,767	$200		$(29)	$17,938

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available for sale securities:

Debt securities:

U.S. Treasuries	$29,787	$27	$(160)	$29,654

U.S. Government agencies	119,805	115	(1,931)	117,989

Mortgage-backed securities	35,671	282	(136)	35,817

States and political subdivisions	29,832	1,180		31,012

Total debt securities	215,095	1,604	(2,227)	214,472

Equity securities	650			650

Total available for sale securities	$215,745	$1,604	$(2,227)	$215,122

Held to maturity securities:

States and political subdivisions	$17,784	$132	$(57)	$17,859

Total held to maturity securities	$17,784	$132	$(57)	$17,859

The amortized cost and fair value of debt securities at March 31, 2015 (in thousands), by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale securities:
Due in one year or less	$11,033	$11,098
Due after one year through five years	81,730	82,361
Due after five years through ten years	47,316	47,853
Due after ten years	49,312	49,600
Mortgage-backed securities	34,363	34,821

Totals	$223,754	$225,733

Held to maturity securities:
Due in one year or less	$492	$493
Due after one year through five years	4,426	4,467
Due after five years through ten years	7,363	7,467
Due after ten years	5,486	5,511

Totals	$17,767	$17,938

Available for sale and held to maturity securities with gross unrealized losses at March 31, 2015 and December 31, 2014, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows (in thousands):

	Less Than Twelve Months				Over Twelve Months		Total
	Fair Value		Gross Unrealized Losses		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2015:
U.S. Government agencies	$		$		$22,465	$506	$22,465	$506

Mortgage-backed securities					3,852	8	3,852	8

States and political subdivisions		3,972		25	780	4	4,752	29

TOTAL		$3,972		$25	$27,097	$518	$31,069	$543

December 31, 2014:
U.S. Treasuries		$4,968		$15	$14,795	$145	$19,763	$160

U.S. Government agencies		9,954		22	92,923	1,909	102,877	1,931

Mortgage-backed securities					19,436	136	19,436	136

States and political subdivisions		5,485		32	1,444	25	6,929	57

TOTAL		$20,407		$69	$128,598	$2,215	$149,005	$2,284

At March 31, 2015, 4 of the 19 securities issued by U.S. Government agencies, 1 of the 10 mortgage-backed securities and 15 of the 151 securities issued by states and political subdivisions contained unrealized losses.

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

Securities with a fair value of $234,804,116 and $200,474,637 at March 31, 2015 and December 31, 2014, respectively, were pledged to secure public deposits, federal funds purchased and other balances required by law.

5.	Loans:

The composition of the loan portfolio at March 31, 2015 and December 31, 2014, is as follows (in thousands):

	March 31, 2015	December 31, 2014

Gaming	$29,760	$31,353

Residential and land development	6,086	10,119

Real estate, construction	37,676	34,010

Real estate, mortgage	239,495	241,863

Commercial and industrial	45,103	30,384

Other	13,471	14,678

Total	$371,591	$362,407

The age analysis of the loan portfolio, segregated by class of loans, as of March 31, 2015 and December 31, 2014, is as follows (in thousands):

											Loans Past Due Greater Than 90 Days & Still Accruing
	Number of Days Past Due
					Greater		Total			Total
	30 - 59		60 - 89		Than 90		Past Due		Current	Loans
March 31, 2015:
Gaming	$		$		$		$		$29,760	$29,760	$
Residential and land development						1,872		1,872	4,214	6,086
Real estate, construction		3,065		517		1,763		5,345	32,331	37,676		8
Real estate, mortgage		2,362		2,368		4,112		8,842	230,653	239,495
Commercial and industrial		3,050		26		538		3,614	41,489	45,103
Other		80				10		90	13,381	13,471		289

Total		$8,557		$2,911		$8,295		$19,763	$351,828	$371,591		$297

December 31, 2014:
Gaming	$		$		$		$		$31,353	$31,353	$
Residential and land development						5,262		5,262	4,857	10,119
Real estate, construction		1,665		85		1,944		3,694	30,316	34,010		30
Real estate, mortgage		3,257		3,101		12,007		18,365	223,498	241,863		733
Commercial and industrial		1,154		7		205		1,366	29,018	30,384
Other		168		10				178	14,500	14,678

Total		$6,244		$3,203		$19,418		$28,865	$333,542	$362,407		$763

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

An analysis of the loan portfolio by loan grade, segregated by class of loans, as of March 31, 2015 and December 31, 2014, is as follows (in thousands):

	Loans With A Grade Of:
	A or B	C	D		E		F	Total
March 31, 2015:
Gaming	$8,756	$21,004	$		$		$	$29,760

Residential and land development	650			7		5,429		6,086

Real estate, construction	31,439	691		2,359		3,187		37,676

Real estate, mortgage	197,257	3,910		16,377		21,951		239,495

Commercial and industrial	42,953	23		1,353		774		45,103

Other	13,426	5		30		10		13,471

Total	$294,481	$25,633		$20,126		$31,351	$	$371,591

December 31, 2014:
Gaming	$8,400	$22,953	$		$		$	$31,353

Residential and land development	3,520	1,319		17		5,263		10,119

Real estate, construction	27,474	723		2,496		3,317		34,010

Real estate, mortgage	198,608	4,051		16,591		22,613		241,863

Commercial and industrial	25,355	25		1,579		3,425		30,384

Other	14,583	6		89				14,678

Total	$277,940	$29,077		$20,772		$34,618	$	$362,407

A loan may be impaired but not on nonaccrual status when the loan is well secured and in the process of collection. Total loans on nonaccrual as of March 31, 2015 and December 31, 2014, are as follows (in thousands):

	March 31, 2015	December 31, 2014

Residential and land development	$5,429	$8,233

Real estate, construction	3,156	3,287

Real estate, mortgage	20,870	21,152

Commercial and industrial	703	626

Other	10

Total	$30,168	$33,298

The Company has modified certain loans by granting interest rate concessions to these customers. These loans are in compliance with their modified terms, are currently accruing and the Company has classified them as troubled debt restructurings. Troubled debt restructurings as of March 31, 2015 and December 31, 2014 were as follows (in thousands except for number of contracts):

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Related Allowance
March 31, 2015:
Real estate, mortgage	2	$827	$827	$50

Total	2	$827	$827	$50

December 31, 2014:
Real estate, mortgage	2	$837	$837	$50

Total	2	$837	$837	$50

Impaired loans, which include loans classified as nonaccrual and troubled debt restructurings, segregated by class of loans, as of March 31, 2015 and December 31, 2014, are as follows (in thousands):

	Unpaid Principal Balance	Recorded Investment	Related Allowance		Average Recorded Investment	Interest Income Recognized
March 31, 2015:
With no related allowance recorded:
Residential and land development	$3,963	$3,963	$		$3,526	$
Real estate, construction	2,446	2,446			2,450
Real estate, mortgage	10,478	10,478			10,524		6
Commercial and industrial	457	457			406

Total	17,344	17,344			16,906		6

With a related allowance recorded:
Residential and land development	2,746	1,466		894	1,045
Real estate, construction	729	710		389	696
Real estate, mortgage	15,092	11,219		2,223	11,201		2
Commercial and industrial	246	246		55	246
Other	10	10		10	9

Total	18,823	13,651		3,571	13,197		2

Total by class of loans:
Residential and land development	6,709	5,429		894	4,571
Real estate, construction	3,175	3,156		389	3,146
Real estate, mortgage	25,570	21,697		2,223	21,725		8
Commercial and industrial	703	703		55	652
Other	10	10		10	9

Total	$36,167	$30,995		$3,571	$30,103		$8

	Unpaid Principal Balance	Recorded Investment	Related Allowance		Average Recorded Investment	Interest Income Recognized
December 31, 2014:
With no related allowance recorded:
Residential and land development	$9,513	$8,233	$		$8,380	$
Real estate, construction	2,198	2,178			2,222
Real estate, mortgage	19,517	16,243			18,258		26
Commercial and industrial	380	380			384

Total	31,608	27,034			29,244		26

With a related allowance recorded:
Real estate, construction	1,109	1,109		422	1,115
Real estate, mortgage	6,345	5,746		2,080	5,749		9
Commercial and industrial	246	246		55	247

Total	7,454	6,855		2,502	6,864		9

Total by class of loans:
Residential and land development	9,513	8,233			8,380
Real estate, construction	3,307	3,287		422	3,337
Real estate, mortgage	25,862	21,989		2,080	24,007		35
Commercial and industrial	626	626		55	631

Total	$39,308	$34,135		$2,557	$36,355		$35

6.	Allowance for Loan Losses:

Transactions in the allowance for loan losses for the three months ended March 31, 2015 and 2014, and the balances of loans, individually and collectively evaluated for impairment, as of March 31, 2015 and 2014, are as follows (in thousands):

	Gaming		Residential and Land Development	Real Estate, Construction	Real Estate, Mortgage	Commercial and Industrial	Other	Total
For the Quarter Ended March 31, 2015:
Allowance for Loan Losses:
Beginning Balance		$573	$251	$860	$6,609	$587	$326	$9,206
Charge-offs				(97)	(83)	(24)	(60)	(264)
Recoveries					7	10	40	57
Provision		(36)	817	(17)	134	68	20	986

Ending Balance		$537	$1,068	$746	$6,667	$641	$326	$9,985

Allowance for loan losses, March 31, 2015:
Ending balance: individually evaluated for impairment	$		$894	$687	$2,922	$264	$12	$4,779

Ending balance: collectively evaluated for impairment		$537	$174	$59	$3,745	$377	$314	$5,206

Total Loans, March 31, 2015:
Ending balance: individually evaluated for impairment	$		$5,436	$5,546	$38,574	$1,852	$31	$51,439

Ending balance: collectively evaluated for impairment		$29,760	$650	$32,130	$200,921	$43,251	$13,440	$320,152

	Gaming	Residential and Land Development	Real Estate, Construction	Real Estate, Mortgage	Commercial and Industrial	Other		Total
For the Quarter Ended March 31, 2014:
Allowance for Loan Losses:
Beginning Balance	$977	$776	$695	$5,553	$632		$301	$8,934
Charge-offs			(4)				(77)	(81)
Recoveries	45				12		15	72
Provision	(18)	(1)	86	430	(1)		41	537

Ending Balance	$1,004	$775	$777	$5,983	$643		$280	$9,462

Allowance for loan losses, March 31, 2014:
Ending balance: individually evaluated for impairment	$626	$436	$623	$1,842	$335	$		$3,862

Ending balance: collectively evaluated for impairment	$378	$339	$154	$4,141	$308		$280	$5,600

Total Loans, March 31, 2014:
Ending balance: individually evaluated for impairment	$3,092	$13,431	$6,207	$27,774	$2,330		$47	$52,881

Ending balance: collectively evaluated for impairment	$25,523	$5,742	$38,401	$207,192	$30,036		$8,527	$315,421

7.	Deposits:

Time deposits of $100,000 or more at March 31, 2015 and December 31, 2014 include brokered deposits of $5,000,000, which mature in 2017.

Time deposits of $250,000 or more totaled approximately $24,978,000 and $25,321,000 at March 31, 2015 and December 31, 2014, respectively.

8.	Fair Value Measurements and Disclosures:

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

The balances of available for sale securities, which are the only assets measured at fair value on a recurring basis, by level within the fair value hierarchy and by investment type, as of March 31, 2015 and December 31, 2014 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
March 31, 2015:
U.S. Treasuries	$55,187	$	$55,187	$
U.S. Government agencies	104,824		104,824
Mortgage-backed securities	34,821		34,821
States and political subdivisions	30,901		30,901
Equity securities	650		650

Total	$226,383	$	$226,383	$

December 31, 2014:
U.S. Treasuries	$29,654	$	$29,654	$
U.S. Government agencies	117,989		117,989
Mortgage-backed securities	35,817		35,817
States and political subdivisions	31,012		31,012
Equity securities	650		650

Total	$215,122	$	$215,122	$

Impaired loans, which are measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of March 31, 2015 and December 31, 2014 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
March 31, 2015	$10,312	$	$	$10,312
December 31, 2014	10,610			10,610

Other real estate, which is measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of March 31, 2015 and December 31, 2014 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
March 31, 2015	$12,297	$	$	$12,297
December 31, 2014	7,646			7,646

The following table presents a summary of changes in the fair value of other real estate which is measured using level 3 inputs (in thousands):

	For the Three Months Ended March 31, 2015	For the Year Ended December 31, 2014
Balance, beginning of period	$7,646	$9,630

Loans transferred to ORE	5,551	1,345

Sales	(489)	(2,068)

Writedowns	(411)	(1,261)

Balance, end of period	$12,297	$7,646

The carrying value and estimated fair value of assets and liabilities, by level within the fair value hierarchy, at March 31, 2015 and December 31, 2014, are as follows (in thousands):

	Carrying	Fair Value Measurements Using
	Amount	Level 1	Level 2		Level 3		Total
March 31, 2015:
Financial Assets:
Cash and due from banks	$45,348	$45,348	$		$		$45,348
Federal funds sold	10,000	10,000					10,000
Available for sale securities	226,383			226,383			226,383
Held to maturity securities	17,767			17,938			17,938
Other investments	2,903	2,903					2,903
Federal Home Loan Bank stock	2,910			2,910			2,910
Loans, net	361,606					373,336	373,336
Other real estate	12,297					12,297	12,297
Cash surrender value of life insurance	18,302			18,302			18,302
Financial Liabilities:
Deposits:
Non-interest bearing	121,781	121,781					121,781
Interest bearing	312,658					313,062	313,062
Federal funds purchased and securities sold under agreements to repurchase	127,253	127,253					127,253
Borrowings from Federal Home Loan Bank	48,634			50,660			50,660

December 31, 2014:
Financial Assets:
Cash and due from banks	$23,556	$23,556	$		$		$23,556
Available for sale securities	215,122			215,122			215,122
Held to maturity securities	17,784			17,859			17,859
Other investments	2,962	2,962					2,962
Federal Home Loan Bank stock	2,504			2,504			2,504
Loans, net	353,201					355,004	355,004
Other real estate	7,646					7,646	7,646
Cash surrender value of life insurance	18,145			18,145			18,145
Financial Liabilities:
Deposits:
Non-interest bearing	103,607	103,607					103,607
Interest bearing	289,107					289,466	289,466
Federal funds purchased and securities sold under agreements to repurchase	124,206	124,206					124,206
Borrowings from Federal Home Loan Bank	38,708			40,720			40,720

9.	Reclassifications:

Certain reclassifications, which had no effect on prior year net income, have been made to prior period statements to conform to current year presentation.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The Company is a one-bank holding company headquartered in Biloxi, Mississippi. The Company has two operating subsidiaries, PFC Service Corp., an inactive company, and The Peoples Bank, Biloxi, Mississippi (the “Bank”). The Bank provides a full range of banking, financial and trust services to state, county and local government entities and individuals and small and commercial businesses operating in those portions of Mississippi, Louisiana and Alabama which are within a fifty mile radius of the Waveland, Wiggins and Gautier branches, the Bank’s three most outlying locations (the “trade area”).

The following presents Management’s discussion and analysis of the consolidated financial condition and results of operations of Peoples Financial Corporation and Subsidiaries. These comments should be considered in combination with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in this report on Form 10-Q and the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Management’s Discussion and Analysis included in the Company’s Form 10-K for the year ended December 31, 2014.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued one new accounting standards update for the first quarter of 2015, which has been disclosed in the Notes to Unaudited Consolidated Financial Statements. The Company does not expect that this update will have a material effect on its financial position, or results of operations.

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

Allowance for loan losses

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

Employee Benefit Plans

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

Income Taxes

GAAP requires the asset and liability approach for financial accounting and reporting for deferred income taxes. We use the asset and liability method of accounting for deferred income taxes and provide deferred income taxes for all significant income tax temporary differences. As part of the process of preparing our consolidated financial statements, the Company is required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as the provision for loan losses, for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities that are included in our consolidated statement of condition. We must also assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. To the extent the Company establishes a valuation allowance or adjusts this allowance in a period, we must include an expense or a benefit within the tax provisions in the consolidated statement of income.

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

The Company incurred a net loss of $1,151,000 for the first quarter of 2015 compared with net income of $579,000 for the first quarter of 2014. Results in 2015 included a decrease in net interest income, an increase in the provision for the allowance for loan losses, a decrease in non-interest income and an increase in non-interest expense.

Managing the net interest margin in the Company’s highly competitive market and in context of larger economic conditions has been very challenging and will continue to be so, for the foreseeable future. Net interest income was impacted primarily by the decrease in interest income on loans of $499,000. This decrease was the result of the decrease in average loans and the yield on average loans. The decrease in average loans was a result of principal payments, maturities, charge-offs and foreclosures on existing loans exceeding new loans. The decrease in yield on average loans was the result of a new loan totaling $20,000,000 that’s contractual rate is below the weighted average rate of other loans.

Monitoring asset quality, estimating potential losses in our loan portfolio and addressing non-performing loans continue to be emphasized during these difficult economic times, as the local economy continues to negatively impact collateral values and borrowers’ ability to repay their loans. A provision for the allowance for loan losses of $986,000 was recorded in 2015 as compared with $537,000 in 2014. The Company is working diligently to address and reduce its non-performing assets. The Company’s nonaccrual loans totaled $30,168,000 and $33,298,000 at March 31, 2015 and December 31, 2014, respectively. Most of these loans are collateral-dependent, and the Company has rigorously evaluated the value of its collateral to determine potential losses.

Non-interest income decreased $276,000 for the three months ended March 31, 2015 as compared with 2014 results. Service charges on deposit accounts decreased $362,000 for 2015 as compared with 2014 primarily as a result of decreased ATM fee income.

Non-interest expense increased $110,000 for the three months ended March 31, 2015 as compared with 2014 results. This increase for the three months ended March 31, 2015 was the result of increases in net occupancy expense of $75,000, other real estate (“ORE”) expense of $253,000 and other expenses of $258,000 while salaries and employee benefits decreased $174,000 and ATM expense decreased $312,000 as compared with 2014. Other expenses includes legal fees which increased $205,000 for the three months ended March 31, 2015 as compared with the same period for 2014.

Total assets at March 31, 2015 increased $56,076,000 as compared with December 31, 2014. Cash and due from banks and federal funds sold increased $31,792,000 in the management of the Company’s liquidity position. Available for sale securities increased $11,261,000 primarily as a result of increased purchases of these investments during the first quarter of 2015. Loans increased $9,184,000 at March 31, 2015 as compared with December 31, 2014, as new loans exceeded principal payments, maturities, charge-offs and foreclosures on existing loans.

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

The Company’s average interest earning assets decreased approximately $51,373,000 or 8%, from approximately $670,043,000 for the first quarter of 2014 to approximately $618,670,000 for the first quarter of 2015. The Company’s average balance sheet decreased primarily as decreased public funds reduced our investment in securities. The average yield on interest-earning assets decreased 28 basis points from 3.61% for the first quarter of 2014 to 3.33% for the first quarter of 2015. The yield on average loans decreased in 2015 as compared with 2014, as discussed in the Overview. The yield on taxable available for sale securities decreased from 2.02% for 2014 to 1.78% for 2015 as recent purchases have shorter durations, and therefore lower yields, in anticipation of rising rates.

Average interest bearing liabilities decreased approximately $52,498,000, or 10%, from approximately $530,792,000 for the first quarter of 2014 to approximately $478,294,000 for the first quarter of 2015. Average time deposits decreased $24,903,000 primarily as customers have moved their accounts to transaction deposits. Average borrowings from the Federal Home Loan Bank decreased $18,706,000 due to the liquidity needs of the bank subsidiary.

The average rate paid on interest bearing liabilities for the first quarter of 2015 was .18% as compared with .22% for the first quarter of 2014.

The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 3.20% for the quarter ended March 31, 2015, down 24 basis points from 3.44% for the quarter ended March 31, 2014.

The tables on the following pages analyze the changes in tax-equivalent net interest income for the quarters ended March 31, 2015 and 2014.

Analysis of Average Balances, Interest Earned/Paid and Yield

(In Thousands)

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate
Loans (2)(3)	$362,443	$3,753	4.14%	$371,755	$4,252	4.58%

Federal funds sold	15,188	13	0.34%	7,421	4	0.22%

HTM:
Non taxable (1)	17,777	151	3.40%	12,255	107	3.49%

AFS:
Taxable	185,512	824	1.78%	239,632	1,208	2.02%

Non taxable (1)	35,428	411	4.64%	35,134	472	5.37%

Other	2,322	4	0.69%	3,846	1	0.10%

Total	$618,670	$5,156	3.33%	$670,043	$6,044	3.61%

Savings & interest-bearing DDA	$225,781	$40	0.07%	$231,431	$42	0.07%

Time deposits	74,851	94	0.50%	99,754	167	0.67%

Federal funds purchased	156,061	30	0.08%	159,300	27	0.07%

FHLB advances	21,601	46	0.85%	40,307	50	0.50%

Total	$478,294	$210	0.18%	$530,792	$286	0.22%

Net tax-equivalent spread			3.15%			3.39%

Net tax-equivalent margin on earning assets			3.20%			3.44%

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2015 and 2014.
(2)	Loan fees of $90 and $128 for 2015 and 2014, respectively, are included in these figures.
(3)	Includes nonaccrual loans.

Analysis of Changes in Interest Income and Interest Expense

(In Thousands)

	For the Three Months Ended
	March 31, 2015 compared with March 31, 2014
	Volume	Rate	Rate/Volume		Total
Interest earned on:

Loans	$(106)	$(403)		$10	$(499)

Federal funds sold	4	3		2	9

Held to maturity securities:
Non taxable	48	(3)		(1)	44

Available for sale securities:
Taxable	(272)	(144)		32	(384)
Non taxable	4	(64)		(1)	(61)
Other		5		(2)	3

Total	$(322)	$(606)		$40	$(888)

Interest paid on:

Savings & interest-bearing DDA	$(1)	$(1)	$		$(2)

Time deposits	(41)	(42)		10	(73)

Federal funds purchased	(1)	4			3

FHLB advances	(23)	36		(17)	(4)

Total	$(66)	$(3)		$(7)	$(76)

Provision for Loan Losses

In the normal course of business, the Company assumes risk in extending credit to its customers. This credit risk is managed through compliance with the loan policy, which is approved by the Board of Directors. The policy establishes guidelines relating to underwriting standards, including but not limited to financial analysis, collateral valuation, lending limits, pricing considerations and loan grading. The Company’s Loan Review and Special Assets Departments play key roles in monitoring the loan portfolio and managing problem loans. New loans and, on a periodic basis, existing loans are reviewed to evaluate compliance with the loan policy. Loan customers in concentrated industries such as gaming and hotel/motel, as well as the exposure for out of area; residential and land development; construction and commercial real estate loans, and their direct and indirect impact on its operations are evaluated on a monthly basis. Loan delinquencies and deposit overdrafts are closely monitored in order to identify developing problems as early as possible. Lenders experienced in workout scenarios consult with loan officers and customers to address non-performing loans. A watch list of credits which pose a potential loss to the Company is prepared based on the loan grading system. This list forms the foundation of the Company’s allowance for loan loss computation.

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

The Company’s analysis includes evaluating the current values of collateral securing all nonaccrual loans. Even though nonaccrual loans were $30,168,000 and $33,298,000 at March 31, 2015 and December 31, 2014, respectively, specific reserves of only $3,521,000 and $2,507,000, respectively, have been allocated to these loans as collateral values appear sufficient to cover loan losses or the loan balances have been charged down to their realizable value.

The Company’s on-going, systematic evaluation resulted in the Company recording a provision for loan losses of $986,000 and $537,000 for the first quarters of 2015 and 2014, respectively. As a result of receiving new information during the first quarter of 2015, the Company updated the evaluation of the collateral value and recorded a loan loss provision of $632,000 on an out-of-area residential development loan. The allowance for loan losses as a percentage of loans was 2.69% and 2.54% at March 31, 2015 and December 31, 2014, respectively. The Company believes that its allowance for loan losses is appropriate as of March 31, 2015.

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

Non-interest income

Non-interest income decreased $276,000 for the first quarter of 2015 as compared with the first quarter of 2014. Trust department income and fees and other income increased while service charges on deposit accounts and income from other investments decreased in 2015 as compared with 2014.

Trust department income and fees increased $46,000 in 2015 as compared with 2014 as a result of the increase in market value, on which fees are based, of personal trust accounts.

Service charges on deposit accounts decreased by $362,000 during the first quarter of 2015 as compared with the third quarter of 2014. ATM fee income decreased $327,000 as the Company’s off-site ATMs at a casino transferred to another vendor during 2014.

The Company realized a loss of $58,000 from operations of its investment in a low income housing partnership in 2015 as compared with income of $7,000 from operations in 2014 as a result of decreased occupancy.

Other income increased $102,000 in 2015 as compared with 2014 due to the recognition of a deferred gain of $100,000 from the sale of a loan.

Non-interest expense

Total non-interest expense increased $110,000 for the first quarter of 2015 as compared with the first quarter of 2014. Salaries and employee benefits decreased $174,000, net occupancy increased $75,000; ATM expense decreased $312,000, ORE expense increased $253,000 and other expenses increased $258,000 for the first quarter of 2015 as compared with the first quarter of 2014.

Salaries and employee benefits decreased in 2015 as the Company updated the estimates of costs associated with its deferred compensation plans in 2014.

The increase in net occupancy was primarily the result of increased insurance costs during 2015.

ATM expenses decreased in 2015 as a result of decreased ATM activity in the current year as a result of off-site ATMs at a casino transferring to another vendor.

ORE expense increased in 2015 as compared with 2014 due to increased writedowns of other real estate based on updated values.

Other expense increased in 2015 primarily as a result of increased legal fees associated with non-performing loans of $205,000, as compared with 2014.

Income Taxes

At December 31, 2014, the Company established a full valuation allowance on its deferred tax assets. Until such time as the Company returns to sustained earnings, and it is determined that it is more likely than not that the deferred tax asset will be realized, no income tax benefit or expense will be recorded.

Income taxes were impacted by non-taxable income and federal tax credits during the three months ended March 31, 2014, as follows (in thousands except rate):

	Three Months Ended March 31,
	2014
	Tax	Rate
Taxes at statutory rate	$167	34
Increase (decrease) resulting from:
Tax-exempt interest income	(130)	(27)
Income from BOLI	(40)	(8)
Federal tax credits	(74)	(15)
Other	(12)	(2)

Total income tax benefit	$(89)	(18)

FINANCIAL CONDITION

Cash and due from banks increased $21,792,000 at March 31, 2015, compared with December 31, 2014 in the management of the bank subsidiary’s liquidity position.

Federal funds sold totaled $10,000,000 at March 31, 2015 as a result of the bank subsidiary’s liquidity position.

Available for sale securities increased $11,261,000 at March 31, 2015, compared with December 31, 2014 as the Company invested excess funds until loan demand increases.

Loans increased $9,184,000 at March 31, 2015 compared with December 31, 2014, as new loans exceeded principal payments, maturities, charge-offs and foreclosures on existing loans.

Other real estate (“ORE”) increased $4,651,000 at March 31, 2015 as compared with December 31, 2014. Loans totaling $5,551,000 were transferred into ORE while $513,000 was sold for a loss of $24,000 and writedowns of ORE to fair value were $411,000 during the first three months of 2015.

Total deposits increased $41,725,000 at March 31, 2015, as compared with December 31, 2014. Typically, significant increases or decreases in total deposits and/or significant fluctuations among the different types of deposits from quarter to quarter are anticipated by Management as customers in the casino industry and county and municipal entities reallocate their resources periodically.

Borrowings from the Federal Home Loan Bank increased $9,926,000 at March 31, 2015 as compared with December 31, 2014 based on the liquidity needs of the bank subsidiary.

Employee and director benefit plans liabilities increased $97,000 at March 31, 2015 as compared with December 31, 2014 due to deferred compensation benefits earned by officers and directors during 2015.

SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY

Strength, security and stability have been the hallmark of the Company since its founding in 1985 and of its bank subsidiary since its founding in 1896. A strong capital foundation is fundamental to the continuing prosperity of the Company and the security of its customers and shareholders.

New rules relating to risk-based capital requirements and the method for calculating components of capital and of computing risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act became effective for the Company January 1, 2015. The rules establish a new common equity Tier 1 minimum capital requirement, increase the minimum capital ratios and assign a higher risk weight to certain assets based on the risk associated with these assets.

As of March 31, 2015, the most recent notification from the Federal Deposit Insurance Corporation categorized the bank subsidiary as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized as of March 31, 2015, the bank subsidiary must have a Total risk-based capital ratio of 10.00% or greater, a Common Equity Tier 1 Capital ratio of 6.50% or greater, a Tier 1 risk-based capital ratio of 8.00% or greater and a Leverage capital ratio of 5.00% or greater. There are no conditions or events since that notification that Management believes have changed the bank subsidiary’s category.

The Company’s actual capital amounts and ratios and required minimum capital amounts and ratios as of March 31, 2015 and December 31, 2014, are as follows (in thousands):

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
March 31, 2015:
Total Capital (to Risk Weighted Assets)	$99,400	20.68%	$38,458	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	93,342	19.42%	21,632	4.50%
Tier 1 Capital (to Risk Weighted Assets)	93,342	19.42%	28,843	6.00%
Tier 1 Capital (to Average Assets)	93,342	13.39%	27,877	4.00%

December 31, 2014:
Total Capital (to Risk Weighted Assets)	$100,243	21.95%	$36,528	8.00%
Tier 1 Capital (to Risk Weighted Assets)	94,493	20.70%	18,264	4.00%
Tier 1 Capital (to Average Assets)	94,493	13.29%	28,437	4.00%

The actual capital amounts and ratios and required minimum capital amounts and ratios for the Bank as of March 31, 2015 and December 31, 2014, are as follows (in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2015:
Total Capital (to Risk Weighted Assets)	$95,714	20.06%	$38,170	8.00%	$47,712	10.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	89,701	18.80%	21,471	4.50%	31,013	6.50%
Tier 1 Capital (to Risk Weighted Assets)	89,701	18.80%	28,627	6.00%	38,170	8.00%
Tier 1 Capital (to Average Assets)	89,701	12.77%	28,104	4.00%	35,130	5.00%

December 31, 2014:
Total Capital (to Risk Weighted Assets)	$96,427	21.28%	$36,247	8.00%	$45,309	10.00%
Tier 1 Capital (to Risk Weighted Assets)	90,720	20.02%	18,124	4.00%	27,186	6.00%
Tier 1 Capital (to Average Assets)	90,720	13.15%	27,599	4.00%	34,499	5.00%

In addition to monitoring its risk-based capital ratios, the Company also determines the primary capital ratio on a quarterly basis. This ratio was 15.06% at March 31, 2015, which is well above the regulatory minimum of 6.00%. Management continues to emphasize the importance of maintaining the appropriate capital levels of the Company and has established the goal of maintaining its primary capital ratio at 8.00%, which is the minimum requirement for classification as being “well-capitalized” by the banking regulatory authorities.

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

Item 4: Controls and Procedures

As of March 31, 2015, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the period ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

The Bank is involved in various legal matters and claims which are being defended and handled in the ordinary course of business. None of these matters is expected, in the opinion of Management, to have a material adverse effect upon the financial position or results of operations of the Company.

Item 5: Other Information

None.

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 31.1:	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

Exhibit 31.2:	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

Exhibit 32.1:	Certification of Chief Executive Officer Pursuant to 18 U.S.C. ss. 1350

Exhibit 32.2:	Certification of Chief Financial Officer Pursuant to 18 U.S.C. ss. 1350

Exhibit 101	The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Condition at March 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the quarters ended March 31, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the quarters ended March 31, 2015 and 2014, (iv) Consolidated Statement of Changes in Shareholders’ Equity for the quarter ended March 31, 2015, (v) Consolidated Statements of Cash Flows for the quarters ended March 31, 2015 and 2014 and (vi) Notes to the Unaudited Consolidated Financial Statements for the quarters ended March 31, 2015 and 2014.

(b) Reports on Form 8-K

A Form 8-K was filed on January 29, 2015, April 22, 2015 and April 23, 2015.

SIGNATURES

Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL CORPORATION
(Registrant)

Date:	May 14, 2015

By:	/s/ Chevis C. Swetman
Chevis C. Swetman
Chairman, President and Chief Executive Officer
(principal executive officer)

Date:	May 14, 2015

By:	/s/ Lauri A. Wood
Lauri A. Wood
Chief Financial Officer and Controller
(principal financial and accounting officer)