Form 10-Q
period 2015-06-30
PEOPLES FINANCIAL CORP /MS/
filed 2015-08-05
CIK 770460

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date. Peoples Financial Corporation has only one class of common stock authorized. At July 31, 2015, there were 15,000,000 shares of $1 par value common stock authorized, with 5,123,186 shares issued and outstanding.

Part 1 – Financial Information

Item 1: Financial Statements

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition

(in thousands except share data)

	June 30, 2015	December 31, 2014
	(unaudited)	(audited)
Assets
Cash and due from banks	$33,392	$23,556
Available for sale securities	214,839	215,122
Held to maturity securities, fair value of $17,405 at June 30, 2015; $17,859 at December 31, 2014	17,540	17,784
Other investments	2,891	2,962
Federal Home Loan Bank Stock, at cost	2,258	2,504
Loans	361,862	362,407
Less: Allowance for loan losses	9,550	9,206

Loans, net	352,312	353,201
Bank premises and equipment, net of accumulated depreciation	22,940	23,784
Other real estate	11,762	7,646
Accrued interest receivable	2,063	2,125
Cash surrender value of life insurance	18,462	18,145
Other assets	1,775	2,066

Total assets	$680,234	$668,895

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition (continued)

(in thousands except share data)

	June 30, 2015	December 31, 2014
	(unaudited)	(audited)
Liabilities and Shareholders’ Equity Liabilities:
Deposits:
Demand, non-interest bearing	$121,077	$103,607
Savings and demand, interest bearing	340,524	336,740
Time, $100,000 or more	35,318	35,925
Other time deposits	40,626	40,648

Total deposits	537,545	516,920
Borrowings from Federal Home Loan Bank	31,575	38,708
Employee and director benefit plans liabilities	17,151	16,957
Other liabilities	1,639	1,359

Total liabilities	587,910	573,944
Shareholders’ Equity:
Common stock, $1 par value, 15,000,000 shares authorized, 5,123,186 shares issued and outstanding at June 30, 2015 and December 31, 2014	5,123	5,123
Surplus	65,780	65,780
Undivided profits	20,987	23,743
Accumulated other comprehensive income, net of tax	434	305

Total shareholders’ equity	92,324	94,951

Total liabilities and shareholders’ equity	$680,234	$668,895

See notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Operations

(in thousands except per share data) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest income:
Interest and fees on loans	$3,613	$4,165	$7,366	$8,417
Interest and dividends on securities:
U.S. Treasuries	163	158	274	314
U.S. Government agencies	500	798	1,059	1,605
Mortgage-backed securities	153	241	307	486
States and political subdivisions	354	382	725	764
Other investments	3	3	7	4
Interest on balances due from depository institutions	22	3	35	7

Total interest income	4,808	5,750	9,773	11,597

Interest expense:
Deposits	165	296	329	532
Borrowings from Federal Home Loan Bank	49	56	95	106

Total interest expense	214	352	424	638

Net interest income	4,594	5,398	9,349	10,959
Provision for allowance for loan losses	1,536	537	2,522	1,074

Net interest income after provision for allowance for loan losses	$3,058	$4,861	$6,827	$9,885

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Operations (continued)

(in thousands except per share data) (unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,
	2015		2014	2015		2014
Non-interest income:
Trust department income and fees		$394	$357		$800	$717
Service charges on deposit accounts		1,164	1,633		2,388	3,219
Income (loss) from other investments		(13)	23		(71)	30
Increase in cash surrender value of life insurance		120	126		242	245
Other income		140	141		387	286

Total non-interest income		1,805	2,280		3,746	4,497

Non-interest expense:
Salaries and employee benefits		2,936	3,202		5,975	6,415
Net occupancy		648	675		1,315	1,267
Equipment rentals, depreciation and maintenance		702	857		1,419	1,573
FDIC and state banking assessments		215	265		461	540
Data processing		333	355		692	676
ATM expense		482	760		825	1,415
Other real estate expense		291	171		742	369
Other expense		861	756		1,900	1,537

Total non-interest expense		6,468	7,041		13,329	13,792

Income (loss) before income taxes		(1,605)	100		(2,756)	590
Income tax benefit			(235)			(324)

Net income (loss)		$(1,605)	$335		$(2,756)	$914

Basic and diluted earnings (loss) per share		$(0.32)	$.07		$(0.54)	$.18

Dividends declared per share	$		$.10	$		$.10

See notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$(1,605)	$335	$(2,756)	$914
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on available for sale securities, net of tax of $1,093 for the three months ended June 30, 2014 and $2,088 for the six months ended June 30, 2014	(2,473)	2,121	129	4,053

Total other comprehensive income (loss)	(2,473)	2,121	129	4,053

Total comprehensive income (loss)	$(4,078)	$2,456	$(2,627)	$4,967

See notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

(in thousands except share data)

					Accumulated
	Number of				Other
	Common	Common		Undivided	Comprehensive
	Shares	Stock	Surplus	Profits	Income	Total
Balance, January 1, 2015	5,123,186	$5,123	$65,780	$23,743	$305	$94,951
Net loss				(2,756)		(2,756)
Other comprehensive income, net of tax					129	129

Balance, June 30, 2015	5,123,186	$5,123	$65,780	$20,987	$434	$92,324

Note: Balances as of January 1, 2015 were audited.

See notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands) (unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(2,756)	$914
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	888	894
Provision for allowance for loan losses	2,522	1,074
Writedown of other real estate	411	174
Loss on sales of other real estate	55	76
(Income) loss from other investments	71	(30)
(Accretion) amortization of held to maturity securities	34	(1)
Amortization of available for sale securities	120	151
Change in accrued interest receivable	62	(177)
Increase in cash surrender value of life insurance	(242)	(245)
Change in other assets	291	1,508
Change in other liabilities	474	(868)

Net cash provided by operating activities	$1,930	$3,470

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(in thousands) (unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from investing activities:
Proceeds from maturities, sales and calls of available for sale securities	$35,550	$10,705
Proceeds from maturities of held to maturity securities	210	215
Purchases of available for sale securities	(35,258)	(1,995)
Purchases of held to maturity securities		(2,083)
Redemption of Federal Home Loan Bank stock	246	268
Redemption of other investments		236
Proceeds from sales of other real estate	1,755	650
Loans, net change	(7,970)	13,062
Acquisition of bank premises and equipment	(44)	(124)
Investment in cash surrender value of life insurance	(75)	(64)

Net cash provided by (used in) investing activities	(5,586)	20,870

Cash flows from financing activities:
Demand and savings deposits, net change	21,254	(8,996)
Time deposits, net change	(629)	(17,988)
Cash dividends		(512)
Borrowings from Federal Home Loan Bank	456,045	1,309,500
Repayments to Federal Home Loan Bank	(463,178)	(1,310,618)

Net cash provided by (used in) financing activities	13,492	(28,614)

Net increase (decrease) in cash and cash equivalents	9,836	(4,274)
Cash and cash equivalents, beginning of period	23,556	36,264

Cash and cash equivalents, end of period	$33,392	$31,990

See notes to consolidated financial statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2015 and 2014

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

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the financial position of the Company and its subsidiaries as of June 30, 2015 and the results of their operations and their cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2014 Annual Report and Form 10-K.

The results of operations for the quarter or six months ended June 30, 2015, are not necessarily indicative of the results to be expected for the full year.

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

New Accounting Pronouncements - In January 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2015-01, Income Statement-Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary items. ASU No. 2015-01 eliminated the concept of extraordinary items from U.S. GAAP. ASU 2015-01 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of the ASU is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In June 2015, FASB issued ASU 2015-10, Technical Corrections and Improvements. ASU 2015-10 includes amendments to clarify the Codification, correct unintended application of guidance or make minor improvements to the Codification and will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 31, 2015. The adoption of ASU 2015-10 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

2. Earnings Per Share:

Per share data is based on the weighted average shares of common stock outstanding of 5,123,186 for the quarter and six months ended June 30, 2015 and 2014.

3. Statements of Cash Flows:

The Company has defined cash and cash equivalents as cash and due from banks. The Company paid $426,168 and $525,244 for the six months ended June 30, 2015 and 2014, respectively, for interest on deposits and borrowings. Income tax payments of $320,000 were made during the six months ended June 30, 2014. Loans transferred to other real estate amounted to $6,337,091 and $194,328 during the six months ended June 30, 2015 and 2014, respectively.

4. Investments:

The amortized cost and fair value of securities at June 30, 2015 and December 31, 2014, are as follows (in thousands):

		Gross	Gross
		Unrealized	Unrealized
June 30, 2015	Amortized Cost	Gains	Losses	Fair Value
Available for sale securities:
Debt securities:
U.S. Treasuries	$54,845	$80	$(120)	$54,805
U.S. Government agencies	99,825	210	(1,541)	98,494
Mortgage-backed securities	32,947	137	(178)	32,906
States and political subdivisions	27,066	918		27,984

Total debt securities	214,683	1,345	(1,839)	214,189
Equity securities	650			650

Total available for sale securities	$215,333	$1,345	$(1,839)	$214,839

Held to maturity securities:
States and political subdivisions	$17,540	$63	$(198)	$17,405

Total held to maturity securities	$17,540	$63	$(198)	$17,405

		Gross	Gross
		Unrealized	Unrealized
December 31, 2014	Amortized Cost	Gains	Losses	Fair Value
Available for sale securities:
Debt securities:
U.S. Treasuries	$29,787	$27	$(160)	$29,654
U.S. Government agencies	119,805	115	(1,931)	117,989
Mortgage-backed securities	35,671	282	(136)	35,817
States and political subdivisions	29,832	1,180		31,012

Total debt securities	215,095	1,604	(2,227)	214,472
Equity securities	650			650

Total available for sale securities	$215,745	$1,604	$(2,227)	$215,122

Held to maturity securities:
States and political subdivisions	$17,784	$132	$(57)	$17,859

Total held to maturity securities	$17,784	$132	$(57)	$17,859

The amortized cost and fair value of debt securities at June 30, 2015 (in thousands), by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale securities:
Due in one year or less	$8,677	$8,718
Due after one year through five years	86,750	87,112
Due after five years through ten years	42,117	41,929
Due after ten years	44,192	43,524
Mortgage-backed securities	32,947	32,906

Totals	$214,683	$214,189

Held to maturity securities:
Due in one year or less	$413	$413
Due after one year through five years	5,545	5,576
Due after five years through ten years	6,431	6,399
Due after ten years	5,151	5,017

Totals	$17,540	$17,405

Available for sale and held to maturity securities with gross unrealized losses at June 30, 2015 and December 31, 2014, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows (in thousands):

	Less Than Twelve Months		Over Twelve Months			Total
		Gross			Gross		Gross
		Unrealized			Unrealized		Unrealized
June 30, 2015:	Fair Value	Losses	Fair Value		Losses	Fair Value	Losses
U.S. Treasuries	$15,717	$120	$		$	$15,717	$120
U.S. Government agencies	51,038	840		17,271	701	68,309	1,541
Mortgage-backed securities	21,956	125		3,698	53	25,654	178
States and political subdivisions	9,536	175		760	23	10,296	198

TOTAL	$98,247	$1,260		$21,729	$777	$119,976	$2,037

December 31, 2014:
U.S. Treasuries	$4,968	$15		$14,795	$145	$19,763	$160
U.S. Government agencies	9,954	22		92,923	1,909	102,877	1,931
Mortgage-backed securities				19,436	136	19,436	136
States and political subdivisions	5,485	32		1,444	25	6,929	57

TOTAL	$20,407	$69		$128,598	$2,215	$149,005	$2,284

At June 30, 2015, 4 of the 14 securities issued by the U.S. Treasury, 12 of the 18 securities issued by U.S. Government agencies, 7 of the 10 mortgage-backed securities and 24 of the 140 securities issued by states and political subdivisions contained unrealized losses.

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

Securities with a fair value of $194,613,371 and $200,474,637 at June 30, 2015 and December 31, 2014, respectively, were pledged to secure public deposits, federal funds purchased and other balances required by law.

5. Loans:

The composition of the loan portfolio at June 30, 2015 and December 31, 2014, is as follows (in thousands):

	June 30, 2015	December 31, 2014
Gaming	$30,102	$31,353
Residential and land development	3,767	10,119
Real estate, construction	37,211	34,010
Real estate, mortgage	227,208	234,713
Commercial and industrial	49,591	37,534
Other	13,983	14,678

Total	$361,862	$362,407

The age analysis of the loan portfolio, segregated by class of loans, as of June 30, 2015 and December 31, 2014, is as follows (in thousands):

											Loans Past
											Due Greater
	Number of Days Past Due										Than 90
					Greater		Total			Total	Days &
	30 - 59		60 - 89		Than 90		Past Due		Current	Loans	Still Accruing
June 30, 2015:
Gaming	$		$		$		$		$30,102	$30,102	$
Residential and land development						342		342	3,425	3,767
Real estate, construction		987		51		2,451		3,489	33,722	37,211	8
Real estate, mortgage		2,519		1,847		4,482		8,848	218,360	227,208	297
Commercial and industrial		2,152		20		535		2,707	46,884	49,591
Other		42		1				43	13,940	13,983

Total		$5,700		$1,919		$7,810		$15,429	$346,433	$361,862	$305

December 31, 2014:
Gaming	$		$		$		$		$31,353	$31,353	$
Residential and land development						5,262		5,262	4,857	10,119
Real estate, construction		1,665		85		1,944		3,694	30,316	34,010	30
Real estate, mortgage		3,257		3,101		12,007		18,365	216,348	234,713	733
Commercial and industrial		1,154		7		205		1,366	36,168	37,534
Other		168		10				178	14,500	14,678

Total		$6,244		$3,203		$19,418		$28,865	$333,542	$362,407	$763

The Company monitors the credit quality of its loan portfolio through the use of a loan grading system. A score of 1 – 5 is assigned to the loan on factors including repayment ability, trends in net worth and/or financial condition of the borrower and guarantors, employment stability, management ability, loan to value fluctuations, the type and structure of the loan, conformity of the loan to bank policy and payment performance. Based on the total score, a loan grade of A, B, C, S, D, E or F is applied. A grade of A will generally be applied to loans for customers that are well known to the Company and that have excellent sources of repayment. A grade of B will generally be applied to loans for customers that have excellent sources of repayment which have no identifiable risk of collection. A grade of C will generally be applied to loans for customers that have adequate sources of repayment which have little identifiable risk of collection. A grade of S will generally be applied to loans for customers who meet the criteria for a grade of C but also warrant additional monitoring by placement on the watch list. A grade of D will generally be applied to loans for customers that are inadequately protected by current sound net worth, paying capacity of the borrower, or pledged collateral. Loans with a grade of D have unsatisfactory characteristics such as cash flow deficiencies, bankruptcy filing by the borrower or dependence on the sale of collateral for the primary source of repayment, causing more than acceptable levels of risk. Loans 60 to 89 days past due receive a grade of D. A grade of E will generally be applied to loans for customers with weaknesses inherent in the “D” classification and in which collection or liquidation in full is questionable. In addition, on a monthly basis the Company determines which loans are 90 days or more past due and assigns a grade of E to them. A grade of F is applied to loans which are considered uncollectible and of such little value that their continuance in an active bank is not warranted. Loans with this grade are charged off, even though partial or full recovery may be possible in the future.

An analysis of the loan portfolio by loan grade, segregated by class of loans, as of June 30, 2015 and December 31, 2014, is as follows (in thousands):

	Loans With A Grade Of:
	A, B or C	S		D		E		F	Total
June 30, 2015:
Gaming	$30,102	$		$		$		$	$30,102
Residential and land development	650						3,117		3,767
Real estate, construction	30,822		685		2,239		3,465		37,211
Real estate, mortgage	184,347		3,522		16,719		22,620		227,208
Commercial and industrial	45,834		7		2,990		760		49,591
Other	13,958		4		21				13,983

Total	$305,713		$4,218		$21,969		$29,962	$	$361,862

December 31, 2014:
Gaming	$8,400		$22,953	$		$		$	$31,353
Residential and land development	3,520		1,319		17		5,263		10,119
Real estate, construction	27,474		723		2,496		3,317		34,010
Real estate, mortgage	191,458		4,051		16,591		22,613		234,713
Commercial and industrial	32,505		25		1,579		3,425		37,534
Other	14,583		6		89				14,678

Total	$277,940		$29,077		$20,772		$34,618	$	$362,407

A loan may be impaired but not on nonaccrual status when the loan is well secured and in the process of collection. Total loans on nonaccrual as of June 30, 2015 and December 31, 2014, are as follows (in thousands):

	June 30, 2015	December 31, 2014
Residential and land development	$3,117	$8,233
Real estate, construction	3,388	3,287
Real estate, mortgage	21,788	21,152
Commercial and industrial	696	626

Total	$28,989	$33,298

The Company has modified certain loans by granting interest rate concessions to these customers. These loans are in compliance with their modified terms, are currently accruing and the Company has classified them as troubled debt restructurings. Troubled debt restructurings as of June 30, 2015 and December 31, 2014 were as follows (in thousands except for number of contracts):

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded	Related
	Contracts	Investment	Investment	Allowance
June 30, 2015:
Real estate, mortgage	3	$1,249	$1,249	$107

Total	3	$1,249	$1,249	$107

December 31, 2014:
Real estate, mortgage	2	$837	$837	$50

Total	2	$837	$837	$50

Impaired loans, which include loans classified as nonaccrual and troubled debt restructurings, segregated by class of loans, as of June 30, 2015 and December 31, 2014, are as follows (in thousands):

	Unpaid Principal Balance	Recorded Investment	Related Allowance		Average Recorded Investment	Interest Income Recognized
June 30, 2015:
With no related allowance recorded:
Residential and land development	$2,775	$2,775	$		$2,898	$
Real estate, construction	1,694	1,694			1,726
Real estate, mortgage	11,378	11,378			10,486		11
Commercial and industrial	450	450			428

Total	16,297	16,297			15,538		11

With a related allowance recorded:
Residential and land development	342	342		127	350
Real estate, construction	1,694	1,694		765	1,122
Real estate, mortgage	14,934	11,659		2,329	11,328		15
Commercial and industrial	246	246		55	246

Total	17,216	13,941		3,276	13,046		15

Total by class of loans:
Residential and land development	3,117	3,117		127	3,248
Real estate, construction	3,388	3,388		765	2,848
Real estate, mortgage	26,312	23,037		2,329	21,814		26
Commercial and industrial	696	696		55	674

Total	$33,513	$30,238		$3,276	$28,584		$26

	Unpaid Principal Balance	Recorded Investment	Related Allowance		Average Recorded Investment	Interest Income Recognized
December 31, 2014:
With no related allowance recorded:
Residential and land development	$9,513	$8,233	$		$8,380	$
Real estate, construction	2,198	2,178			2,222
Real estate, mortgage	19,517	16,243			18,258		26
Commercial and industrial	380	380			384

Total	31,608	27,034			29,244		26

With a related allowance recorded:
Real estate, construction	1,109	1,109		422	1,115
Real estate, mortgage	6,345	5,746		2,080	5,749		9
Commercial and industrial	246	246		55	247

Total	7,700	7,101		2,557	7,111		9

Total by class of loans:
Residential and land development	9,513	8,233			8,380
Real estate, construction	3,307	3,287		422	3,337
Real estate, mortgage	25,862	21,989		2,080	24,007		35
Commercial and industrial	626	626		55	631

Total	$39,308	$34,135		$2,557	$36,355		$35

6. Allowance for Loan Losses:

Transactions in the allowance for loan losses for the quarters and six months ended June 30, 2015 and 2014, and the balances of loans, individually and collectively evaluated for impairment, as of June 30, 2015 and 2014, are as follows (in thousands):

	Gaming		Residential and Land Development	Real Estate, Construction	Real Estate, Mortgage	Commercial and Industrial	Other	Total
For the Six months ended June 30, 2015:
Allowance for Loan Losses:
Beginning balance		$573	$251	$860	$6,609	$587	$326	$9,206
Charge-offs			(1,504)	(409)	(219)	(24)	(97)	(2,253)
Recoveries					13	13	49	75
Provision		(3)	1,479	653	236	79	78	2,522

Ending Balance		$570	$226	$1,104	$6,639	$655	$356	$9,550

For the Quarter Ended June 30, 2015:
Allowance for Loan Losses:
Beginning Balance		$537	$1,068	$746	$6,667	$641	$326	$9,985
Charge-offs			(1,504)	(312)	(137)		(36)	(1,989)
Recoveries					7	3	8	18
Provision		33	662	670	102	11	58	1,536

Ending Balance		$570	$226	$1,104	$6,639	$655	$356	$9,550

Allowance for Loan Losses, June 30, 2015:
Ending balance: individually evaluated for impairment	$		$127	$1,023	$2,913	$309	$4	$4,376

Ending balance: collectively evaluated for impairment		$570	$99	$81	$3,726	$346	$352	$5,174

Total Loans, June 30, 2015:
Ending balance: individually evaluated for impairment	$		$3,117	$5,704	$39,340	$3,750	$20	$51,931

Ending balance: collectively evaluated for impairment		$30,102	$650	$31,507	$187,868	$45,841	$13,963	$309,931

	Gaming		Residential and Land Development	Real Estate, Construction	Real Estate, Mortgage	Commercial and Industrial	Other		Total
For the Six Months Ended June 30, 2014:
Allowance for Loan Losses:
Beginning Balance		$977	$776	$695	$5,553	$632		$301	$8,934
Charge-offs		(626)		(4)	(36)	(6)		(116)	(788)
Recoveries		80			81	24		29	214
Provision		(76)	(71)	(5)	1,151	3		72	1,074

Ending Balance		$355	$705	$686	$6,749	$653		$286	$9,434

For the Quarter Ended June 30, 2014:
Allowance for Loan Losses:
Beginning Balance		$1,004	$775	$777	$5,983	$643		$280	$9,462
Charge-offs		(626)			(36)	(6)		(39)	(707)
Recoveries		35			81	12		14	142
Provision		(58)	(70)	(91)	721	4		31	537

Ending Balance		$355	$705	$686	$6,749	$653		$286	$9,434

Allowance for Loan Losses, June 30, 2014:
Ending balance: individually evaluated for impairment	$		$436	$578	$2,967	$321	$		$4,302

Ending balance: collectively evaluated for impairment		$355	$269	$108	$3,782	$332		$286	$5,132

Total Loans, June 30, 2014:
Ending balance: individually evaluated for impairment		$2,463	$13,426	$5,162	$27,671	$2,279		$25	$51,026

Ending balance: collectively evaluated for impairment		$25,530	$5,634	$38,171	$205,693	$26,617		$8,848	$310,493

7. Deposits:

Prior to June 30, 2015, the Company had reported its funds management sweep accounts which amounted to approximately $123,207,000 and $124,206,000 at June 30, 2015 and December 31, 2014, respectively, as federal funds purchased and securities sold under agreements to repurchase (“federal funds purchased”). Management has determined that these balances should be reported as interest-bearing demand deposits. The amount previously reported as federal funds purchased at December 31, 2014 has been reclassified in these financial statements to conform to current year presentation.

Time deposits of $100,000 or more at June 30, 2015 and December 31, 2014 included brokered deposits of $5,000,000, which mature in 2017.

Time deposits of $250,000 or more totaled $26,238,000 and $25,321,000 at June 30, 2015 and December 31, 2014, respectively.

8. Borrowings:

The Company’s line of credit with the Federal Home Loan Bank (“FHLB”) has been collateralized by a blanket floating lien on a substantial portion of its real estate loans. The Company was notified on July 1, 2015, that this line has been changed to a custody status, which requires that specific loans serve as collateral and that certain documents relating to such loans will be held in custody by the FHLB.

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

The balances of available for sale securities, which are the only assets measured at fair value on a recurring basis, by level within the fair value hierarchy and by investment type, as of June 30, 2015 and December 31, 2014 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
June 30, 2015:
U.S. Treasuries	$54,805	$	$54,805	$
U.S. Government agencies	98,494		98,494
Mortgage-backed securities	32,906		32,906
States and political subdivisions	27,984		27,984
Equity securities	650		650

Total	$214,839	$	$214,839	$

December 31, 2014:
U.S. Treasuries	$29,654	$	$29,654	$
U.S. Government agencies	117,989		117,989
Mortgage-backed securities	35,817		35,817
States and political subdivisions	31,012		31,012
Equity securities	650		650

Total	$215,122	$	$215,122	$

Impaired loans, which are measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of June 30, 2015 and December 31, 2014 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
June 30, 2015	$10,665	$	$	$10,665
December 31, 2014	10,610			10,610

Other real estate, which is measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of June 30, 2015 and December 31, 2014 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
June 30, 2015	$11,762	$	$	$11,762
December 31, 2014	7,646			7,646

The following table presents a summary of changes in the fair value of other real estate which is measured using level 3 inputs (in thousands):

	For the Six	For the Year
	Months Ended	Ended
	June 30, 2015	December 31, 2014
Balance, beginning of period	$7,646	$9,630
Loans transferred to ORE	6,337	1,345
Sales	(1,810)	(2,068)
Writedowns	(411)	(1,261)

Balance, end of period	$11,762	$7,646

The carrying value and estimated fair value of financial instruments, by level within the fair value hierarchy, at June 30, 2015 and December 31, 2014, are as follows (in thousands):

	Carrying	Fair Value Measurements Using
	Amount	Level 1	Level 2	Level 3	Total
June 30, 2015:
Financial Assets:
Cash and due from banks	$33,392	$33,392			$33,392
Available for sale securities	214,839		214,839		214,839
Held to maturity securities	17,540		17,405		17,405
Other investments	2,891	2,891			2,891
Federal Home Loan Bank stock	2,258		2,258		2,258
Loans, net	352,312			364,428	364,428
Cash surrender value of life insurance	18,462		18,462		18,462
Financial Liabilities:
Deposits:
Non-interest bearing	121,077	121,077			121,077
Interest bearing	416,468			416,807	416,807
Borrowings from Federal Home Loan
Bank	31,575		33,126		33,126

December 31, 2014:
Financial Assets:
Cash and due from banks	$23,556	$23,556	$		$		$23,556
Available for sale securities	215,122			215,122			215,122
Held to maturity securities	17,784			17,859			17,859
Other investments	2,962	2,962					2,962
Federal Home Loan Bank stock	2,504			2,504			2,504
Loans, net	353,201					355,004	355,004
Cash surrender value of life insurance	18,145			18,145			18,145
Financial Liabilities:
Deposits:
Non-interest bearing	103,607	103,607					103,607
Interest bearing	413,313					413,672	413,672
Borrowings from Federal Home Loan
Bank	38,708			40,720			40,720

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued two new accounting standards updates for the first half of 2015 which are disclosed in the Notes to Unaudited Consolidated Financial Statements. The Company does not expect that these updates will have a material effect on its financial position or results of operations.

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

The Company incurred a net loss of $1,605,000 for the second quarter of 2015 compared with net income of $335,000 for the second quarter of 2014 and a net loss of $2,756,000 for the first two quarters of 2015 compared with net income of $914,000 for the first two quarters of 2014. Results in 2015 for both time periods were primarily impacted by a decrease in net interest income and an increase in the provision for the allowance for loan losses as compared with 2014.

Managing the net interest margin in the Company’s highly competitive market and in context of larger economic conditions has been very challenging and will continue to be so, for the foreseeable future. Net interest income was impacted primarily by the decrease in interest income on loans of $552,000 and $1,051,000 for the second quarter and first two quarters ended June 30, 2015, respectively as compared with 2014. This decrease was the result of a new loan totaling $20,000,000 on which the contractual rate is below the weighted average rate of other loans, which decreased the yield on average loans.

Monitoring asset quality, estimating potential losses in our loan portfolio and addressing non-performing loans continue to be emphasized during these difficult economic times, as the local economy continues to negatively impact collateral values and borrowers’ ability to repay their loans. The provision for the allowance for loan losses was $1,536,000 and $2,522,000 for the second quarter and first two quarters of 2015, respectively, compared with $537,000 and $1,074,000, respectively, for the second quarter and first two quarters of 2014. The Company is working diligently to address and reduce its non-performing assets. The Company’s nonaccrual loans totaled $28,989,000 and $33,298,000 at June 30, 2015 and December 31, 2014, respectively. Most of these loans are collateral-dependent, and the Company has rigorously evaluated the value of its collateral to determine potential losses.

Non-interest income decreased $475,000 and $751,000 for the second quarter and first two quarters of 2015 as compared with 2014 results. Service charges on deposit accounts decreased $469,000 and $831,000 for the second quarter and first two quarters of 2015 as compared with 2014 primarily as a result of decreased ATM fee income.

Non-interest expense decreased $573,000 and $463,000 for the second quarter and first two quarters of 2015 as compared with 2014 results. This decrease for the second quarter of 2015 was the result of decreases in salaries and employee benefits of $266,000, equipment rentals, depreciation and maintenance of $155,000 and ATM expenses of $278,000 while ORE expense increased $120,000 and other expenses increased $105,000 as compared with 2014. This decrease for the first two quarters of 2015 was the result of decreases in salaries and employee benefits of $440,000, equipment rentals, depreciation and maintenance of $154,000, FDIC and state banking assessments of $79,000, and ATM expenses of $590,000 while ORE expense increased $373,000 and other expense increased $363,000 as compared with 2014.

Total assets at June 30, 2015 increased $11,339,000 as compared with December 31, 2014. Cash and due from banks increased $9,836,000 in management of the Company’s liquidity position.

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

Quarter Ended June 30, 2015 as Compared with Quarter Ended June 30, 2014

The Company’s average interest earning assets decreased approximately $32,019,000, or 5%, from approximately $658,308,000 for the second quarter of 2014 to approximately $626,289,000 for the second quarter of 2015. The Company’s average balance sheet decreased primarily as decreased public funds enabled us to reduce our investment in securities.

The average yield on earning assets decreased by 42 basis points, from 3.61% for the second quarter of 2014 to 3.19% for the second quarter of 2015. The yield on average loans decreased from 4.57% in 2014 to 3.95% in 2015 as discussed in the Overview. The yield on average taxable available for sale securities decreased from 2.01% for the second quarter of 2014 to 1.70% for the second quarter of 2015 as recent purchases have shorter durations, and therefore lower yields, in anticipation of rising rates.

Average interest bearing liabilities decreased approximately $40,662,000, or 8%, from approximately $514,478,000 for the second quarter of 2014 to approximately $473,816,000 for the second quarter of 2015. Average time deposits decreased approximately $16,415,000 primarily as customers have moved their accounts to transaction deposits. Average borrowings from the Federal Home Loan Bank decreased $22,888,000 due to the liquidity needs of the bank subsidiary.

The average rate paid on interest bearing liabilities for the second quarter of 2015 was .18% as compared with .27% for the second quarter of 2014.

The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 3.05% for the second quarter of 2015 down 35 basis points from 3.40% for the second quarter of 2014.

Six Months Ended June 30, 2015 as Compared with Six Months Ended June 30, 2014

The Company’s average interest earning assets decreased approximately $41,513,000, or 6%, from approximately $663,977,000 for the first two quarters of 2014 to approximately $622,464,000 for the first two quarters of 2015. The Company’s average balance sheet decreased primarily as decreased public funds enabled us to reduce our investment in securities.

The average yield on earning assets decreased by 35 basis points, from 3.61% for the first two quarters of 2014 to 3.26% for the first two quarters of 2015. The yield on average loans decreased from 4.57% for the first two quarters of 2014 to 4.04% for the first two quarters of 2015 as discussed in the Overview. The yield on average taxable available for sale securities decreased from 2.01% for the first two quarters of 2014 to 1.72% for the first two quarters of 2015 as recent purchases have shorter durations, and therefore lower yields, in anticipation of rising rates.

Average interest bearing liabilities decreased approximately $46,818,000, or 9%, from approximately $522,872,000 for the first two quarters of 2014 to approximately $476,054,000 for the first two quarters of 2015. Average time deposits decreased approximately $20,636,000 primarily as customers have moved their accounts to transaction deposits. Average borrowings from the Federal Home Loan Bank decreased approximately $20,809,000 due to the liquidity needs of the bank subsidiary.

The average rate paid on interest bearing liabilities for the first two quarters of 2015 was .18% compared with .24% for the first two quarters of 2014.

The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 3.12% for the first two quarters of 2015, down 30 basis points from 3.42% for the first two quarters of 2014.

The tables on the following pages analyze the changes in tax-equivalent net interest income for the quarters and six months ended June 30, 2015 and 2014.

Analysis of Average Balances, Interest Earned/Paid and Yield

(In Thousands)

	Quarter Ended June 30, 2015			Quarter Ended June 30, 2014
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate
Loans (2)(3)	$366,111	$3,613	3.95%	$364,713	$4,165	4.57%
Balances due from depository institutions	19,166	22	0.46%	4,135	3	0.29%
HTM:
Non taxable (1)	17,757	151	3.40%	12,665	111	3.51%
AFS:
Taxable	191,603	816	1.70%	238,348	1,197	2.01%
Non taxable (1)	28,774	386	5.37%	34,495	468	5.43%
Other	2,878	3	0.42%	3,952	3	0.30%

Total	$626,289	$4,991	3.19%	$658,308	$5,947	3.61%

Savings & interest-bearing DDA	$359,765	$75	0.08%	$361,124	$68	0.08%
Time deposits	76,691	90	0.47%	93,106	228	0.98%
Borrowings from
FHLB	37,360	49	0.52%	60,248	56	0.37%

Total	$473,816	$214	0.18%	$514,478	$352	0.27%

Net tax-equivalent spread			3.01%			3.34%

Net tax-equivalent margin on earning assets			3.05%			3.40%

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2015 and 2014.
(2)	Loan fees of $94 and $128 for 2015 and 2014, respectively, are included in these figures.
(3)	Includes nonaccrual loans.

Analysis of Average Balances, Interest Earned/Paid and Yield

(In Thousands)

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate
Loans (2)(3)	$364,287	$7,366	4.04%	$368,217	$8,417	4.57%
Balances due from depository institutions	17,153	35	0.41%	5,651	7	0.25%
HTM:
Non taxable (1)	17,766	302	3.40%	12,461	218	3.50%
AFS:
Taxable	190,773	1,640	1.72%	238,986	2,405	2.01%
Non taxable (1)	29,884	797	5.33%	34,813	940	5.40%
Other	2,601	7	0.54%	3,849	4	0.21%

Total	$622,464	$10,147	3.26%	$663,977	$11,991	3.61%

Savings & interest-bearing DDA	$370,754	$145	0.08%	$376,127	$137	0.07%
Time deposits	75,776	184	0.49%	96,412	395	0.82%
Borrowings from
FHLB	29,524	95	0.64%	50,333	106	0.42%

Total	$476,054	$424	0.18%	$522,872	$638	0.24%

Net tax-equivalent spread			3.08%			3.37%

Net tax-equivalent margin on earning assets			3.12%			3.42%

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2015 and 2014.
(2)	Loan fees of $184 and $256 for 2015 and 2014, respectively, are included in these figures.
(3)	Includes nonaccrual loans.

Analysis of Changes in Interest Income and Interest Expense

(In Thousands)

	For the Quarter Ended
	June 30, 2015 compared with June 30, 2014
	Volume		Rate	Rate/Volume		Total
Interest earned on:
Loans		$16	$(566)		$(2)	$(552)
Balances due from financial institutions		11	2		6	19
Held to maturity securities:
Non taxable		44	(3)		(1)	40
Available for sale securities:
Taxable		(235)	(182)		36	(381)
Non taxable		(78)	(5)		1	(82)
Other		(1)	1

Total		$(243)	$(753)		$40	$(956)

Interest paid on:
Savings & interest-bearing
DDA	$		$7	$		$7
Time deposits		(40)	(119)		21	(138)
Borrowings from FHLB		(21)	23		(9)	(7)

Total		$(61)	$(89)		$12	$(138)

Analysis of Changes in Interest Income and Interest Expense

(In Thousands)

	For the Six Months Ended
	June 30, 2015 compared with June 30, 2014
	Volume	Rate	Rate/Volume		Total
Interest earned on:
Loans	$(90)	$(971)		$10	$(1,051)
Balances due from financial institutions	14	5		9	28
Held to maturity securities:
Non taxable	93	(6)		(3)	84
Available for sale securities:
Taxable	(485)	(351)		71	(765)
Non taxable	(133)	(12)		2	(143)
Other	(1)	6		(2)	3

Total	$(602)	$(1,329)		$87	$(1,844)

Interest paid on:
Savings & interest-bearing
DDA	$(2)	$10	$		$8
Time deposits	(85)	(160)		34	(211)
Borrowings from FHLB	(44)	56		(23)	(11)

Total	$(131)	$(94)		$11	$(214)

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

The Company’s analysis includes evaluating the current values of collateral securing all nonaccrual loans. Even though nonaccrual loans were $28,989,000 and $33,298,000 at June 30, 2015 and December 31, 2014, respectively, specific reserves of only $3,169,000 and $2,507,000, respectively, have been allocated to these loans as collateral values appear sufficient to cover loan losses or the loan balances have been charged down to their realizable value.

The Company’s on-going, systematic evaluation resulted in the Company recording a provision for loan losses of $1,536,000 and $537,000 for the second quarter of 2015 and 2014, respectively, and $2,522,000 and $1,074,000 for the first two quarters of 2015 and 2014, respectively. As a result of receiving new information during the first half of 2015, the Company updated the evaluation of the collateral value and recorded a loan loss provision on an out-of-area residential development. The allowance for loan losses as a percentage of loans was 2.64% and 2.54% at June 30, 2015 and December 31, 2014, respectively. The Company believes that its allowance for loan losses is appropriate as of June 30, 2015.

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

Non-interest income

Quarter Ended June 30, 2015 as Compared with Quarter Ended June 30, 2014

Non-interest income decreased $475,000 for the second quarter of 2015 as compared with the second quarter of 2014 primarily as the result of the decrease in service charges on deposit accounts of $469,000. More specifically, ATM fee income decreased $399,000 as the Company’s off-site ATMs at two casinos transferred to other vendors.

Six Months Ended June 30, 2015 as Compared with Six Months Ended June 30, 2014

Non-interest income decreased $751,000 in 2015 as compared with 2014. Trust department income and fees increased while service charges on deposit accounts, income from other investments and other income decreased in 2015 as compared with 2014.

Trust department income and fees increased $83,000 in 2015 as compared with 2014 as a result of the increase on market value, on which fees are based, of personal trust accounts.

Service charges decreased by $831,000 in 2015 as compared with 2014. ATM fee income decreased $726,000 as the Company’s off-site ATMs at two casinos transferred to other vendors.

The Company realized a loss from operations of its investment in a low income housing partnership in 2015 as compared with income from operations in 2014 as a result of decreased occupancy.

Other income increased $101,000 in 2015 as compared with 2014 due to the recognition of a deferred gain of $100,000 from the sale of a loan.

Non-interest expense

Quarter Ended June 30, 2015 as Compared with Quarter Ended June 30, 2014

Total non-interest expense decreased $573,000 in 2015 as compared with 2014. Salaries and employee benefits decreased $266,000; equipment rentals, depreciation and maintenance decreased $155,000; FDIC and state banking assessments decreased $50,000; ATM expense decreased $278,000, other real estate expense increased $120,000 and other expenses increased $105,000 in 2015 as compared with 2014.

Salaries and employee benefits decreased in 2015 as the Company updated the estimates of costs associated with its deferred compensation plans in 2014.

Equipment rentals, depreciation and maintenance decreased in 2015 as 2014 results included additional servicing costs associated with bank-wide hardware and software conversion costs.

FDIC and state banking assessments decreased in 2015 as FDIC assessments fluctuated based on the average assets of the bank subsidiary and state assessments fluctuated based on the budget needs of the Mississippi Department of Banking and Consumer Finance.

ATM expenses decreased in 2015 as a result of decreased ATM activity in the current year as a result of off-site ATMs at two casinos transferring to other vendors.

ORE expense increased in 2015 as compared with 2014 due to increased writedowns of other real estate based on updated values.

Other expenses increased in 2015 primarily as a result of increased legal fees associated with non-performing loans of $54,000 as compared with 2014.

Six Months Ended June 30, 2015 as Compared with Six Months Ended June 30, 2014

Total non-interest expense decreased $463,000 for the first two quarters of 2015 as compared with the first two quarters of 2014. Salaries and employee benefits decreased $440,000; equipment rentals, depreciation and maintenance decreased $154,000; ATM expense decreased $590,000, other real estate expense increased $373,000 and other expenses increased $363,000 in 2015 as compared with 2014.

Salaries and employee benefits decreased in 2015 as the Company updated the estimates of costs associated with its deferred compensation plans in 2014.

Equipment rentals, depreciation and maintenance decreased in 2015 as 2014 results included additional servicing costs associated with bank-wide hardware and software conversion costs.

ATM expenses decreased in 2015 as a result of decreased ATM activity in the current year as a result of off-site ATMs at two casinos transferring to other vendors.

ORE expense increased in 2015 as compared with 2014 due to increased writedowns of other real estate based on updated values.

Other expenses increased in 2015 primarily as a result of increased legal fees associated with non-performing loans of $259,000 as compared with 2014.

Income Taxes

At December 31, 2014, the Company established a full valuation allowance on its deferred tax assets. Until such time as the Company returns to sustained earnings, and it is determined that it is more likely than not that the deferred tax asset will be realized, no income tax benefit or expense will be recorded.

Income taxes were impacted by non-taxable income and federal tax credits during the three months and six months ended June 30, 2014, as follows (in thousands except rate):

	Quarter Ended June 30, 2014		Six Months Ended June 30, 2014
	Tax	Rate	Tax	Rate
Taxes at statutory rate	$34	34	$201	34
Increase (decrease) resulting from:
Tax-exempt interest income	(130)	(130)	(260)	(44)
Income from BOLI	(43)	(43)	(83)	(14)
Federal tax credits	(74)	(74)	(148)	(25)
Other	(22)	(22)	(34)	(6)

Total income tax benefit	$(235)	(235)	$(324)	(55)

FINANCIAL CONDITION

Cash and due from banks increased $9,836,000 at June 30, 2015, compared with December 31, 2014 in the management of the bank subsidiary’s liquidity position.

Other real estate (“ORE”) increased $4,116,000 at June 30, 2015 as compared with December 31, 2014. Loans totaling $6,337,000 were transferred into ORE while $1,755,000 was sold for a loss of $55,000 and writedowns of ORE to fair value were $411,000 during the first two quarters of 2015.

Total deposits increased $20,625,000 at June 30, 2015, as compared with December 31, 2014. Typically, significant increases or decreases in total deposits and/or significant fluctuations among the different types of deposits from quarter to quarter are anticipated by Management as customers in the casino industry and county and municipal entities reallocate their resources periodically.

Borrowings from the Federal Home Loan Bank decreased $7,133,000 at June 30, 2015 as compared with December 31, 2014 based on the liquidity needs of the bank subsidiary.

SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY

Strength, security and stability have been the hallmark of the Company since its founding in 1985 and of its bank subsidiary since its founding in 1896. A strong capital foundation is fundamental to the continuing prosperity of the Company and the security of its customers and shareholders.

New rules relating to risk-based capital requirements and the method for calculating components of capital and of computing risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act became effective for the Company on January 1, 2015. The rules establish a new common equity Tier 1 minimum capital requirement, increase the minimum capital ratios and assign a higher risk weight to certain assets based on the risk associated with these assets.

As of June 30, 2015, the most recent notification from the Federal Deposit Insurance Corporation categorized the bank subsidiary as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized as of March 31, 2015, the bank subsidiary must have a Total risk-based capital ratio of 10.00% or greater, a Common Equity Tier 1 Capital ratio of 6.50% or greater, a Tier 1 risk-based capital ratio of 8.00% or greater and a Leverage capital ratio of 5.00% or greater. There are no conditions or events since that notification that Management believes have changed the bank subsidiary’s category.

The Company’s actual capital amounts and ratios and required minimum capital amounts and ratios as of June 30, 2015 and December 31, 2014, are as follows (in thousands):

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
June 30, 2015 :
Total Capital (to Risk Weighted Assets)	$97,764	20.42%	$38,292	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Asset)	91,737	19.17%	21,539	4.50%
Tier 1 Capital (to Risk Weighted Assets)	91,737	19.17%	28,719	6.00%
Tier 1 Capital (to Average Assets)	91,737	13.01%	28,215	4.00%

December 31, 2014:
Total Capital (to Risk Weighted Assets)	$100,243	21.95%	$36,528	8.00%
Tier 1 Capital (to Risk Weighted Assets)	94,493	20.70%	18,264	4.00%
Tier 1 Capital (to Average Assets)	94,493	13.29%	28,437	4.00%

The actual capital amounts and ratios and required minimum capital amounts and ratios for the Bank as of June 30, 2015 and December 31, 2014, are as follows (in thousands):

			For Capital Adequacy
	Actual		Purposes		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2015 :
Total Capital (to Risk Weighted Assets)	$94,115	19.81%	$38,005	8.00%	$47,507	10.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	88,132	18.55%	21,378	4.50%	30,879	6.50%
Tier 1 Capital (to Risk Weighted Assets)	88,132	18.55%	28,504	6.00%	38,005	8.00%
Tier 1 Capital (to Average Assets)	88,132	12.54%	28,103	4.00%	35,128	5.00%

December 31, 2014:
Total Capital (to Risk Weighted Assets)	$96,427	21.28%	$36,247	8.00%	$45,309	10.00%
Tier 1 Capital (to Risk Weighted Assets)	90,720	20.02%	18,124	4.00%	27,186	6.00%
Tier 1 Capital (to Average Assets)	90,720	13.15%	27,599	4.00%	34,499	5.00%

In addition to monitoring its risk-based capital ratios, the Company also determines the primary capital ratio on a quarterly basis. This ratio was 14.90% at June 30, 2015, which is well above the regulatory minimum of 6.00%. Management continues to emphasize the importance of maintaining the appropriate capital levels of the Company and has established the goal of maintaining its primary capital ratio at 8.00%, which is the minimum requirement for classification as being “well-capitalized” by the banking regulatory authorities.

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

Item 4: Controls and Procedures

As of June 30, 2015, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the period ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

The Bank is involved in various legal matters and claims which are being defended and handled in the ordinary course of business. None of these matters is expected, in the opinion of Management, to have a material adverse effect upon the financial position or results of operations of the Company.

Item 5: Other Information

None.

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 31.1:	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

Exhibit 31.2:	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

Exhibit 32.1:	Certification of Chief Executive Officer Pursuant to 18 U.S.C. ss. 1350

Exhibit 32.2:	Certification of Chief Financial Officer Pursuant to 18 U.S.C. ss. 1350

Exhibit 101	The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Condition at June 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the quarters and six months ended June 30, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income (Loss) for the quarters and six months ended June 30, 2015 and 2014, (iv) Consolidated Statement of Changes in Shareholders’ Equity for the six months ended June 30, 2015, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 and (vi) Notes to the Unaudited Consolidated Financial Statements for the six months ended June 30, 2015 and 2014.

(b)	Reports on Form 8-K

A Form 8-K was filed on April 22, 2015 and April 23, 2015 and July 30, 2015.

SIGNATURES

Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL CORPORATION (Registrant)

Date:	August 5, 2015

By:	/s/ Chevis C. Swetman
Chevis C. Swetman Chairman, President and Chief Executive Officer (principal executive officer)

Date:	August 5, 2015

By:	/s/ Lauri A. Wood
Lauri A. Wood Chief Financial Officer and Controller (principal financial and accounting officer)