Form 10-Q
period 2015-09-30
PEOPLES FINANCIAL CORP /MS/
filed 2015-11-10
CIK 770460

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date. Peoples Financial Corporation has only one class of common stock authorized. At October 30, 2015, there were 15,000,000 shares of $1 par value common stock authorized, with 5,123,186 shares issued and outstanding.

Part 1 – Financial Information

Item 1: Financial Statements

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition

(in thousands except share data)

	September 30, 2015	December 31, 2014
	(unaudited)	(audited)

Assets
Cash and due from banks	$35,495	$23,556

Available for sale securities	201,647	215,122

Held to maturity securities, fair value of $19,078 at September 30, 2015; $17,859 at December 31, 2014	19,056	17,784

Other investments	2,862	2,962

Federal Home Loan Bank Stock, at cost	1,471	2,504

Loans	348,699	362,407

Less: Allowance for loan losses	8,377	9,206

Loans, net	340,322	353,201

Bank premises and equipment, net of accumulated depreciation	22,702	23,784

Other real estate	10,867	7,646

Accrued interest receivable	1,931	2,125

Cash surrender value of life insurance	18,589	18,145

Other assets	1,707	2,066

Total assets	$656,649	$668,895

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition (continued)

(in thousands except share data)

	September 30, 2015	December 31, 2014
	(unaudited)	(audited)
Liabilities and Shareholders’ Equity
Liabilities:

Deposits:

Demand, non-interest bearing	$126,694	$103,607

Savings and demand, interest bearing	328,130	336,740

Time, $100,000 or more	32,749	35,925

Other time deposits	40,006	40,648

Total deposits	527,579	516,920

Borrowings from Federal Home Loan Bank	18,484	38,708

Employee and director benefit plans liabilities	17,248	16,957

Other liabilities	1,743	1,359

Total liabilities	565,054	573,944

Shareholders’ Equity:
Common stock, $1 par value, 15,000,000 shares authorized, 5,123,186 shares issued and outstanding at September 30, 2015 and December 31, 2014	5,123	5,123

Surplus	65,780	65,780

Undivided profits	18,434	23,743

Accumulated other comprehensive income, net of tax	2,258	305

Total shareholders’ equity	91,595	94,951

Total liabilities and shareholders’ equity	$656,649	$668,895

See notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Operations

(in thousands except per share data)(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest income:
Interest and fees on loans	$3,665	$3,867	$11,031	$12,284

Interest and dividends on securities:

U.S. Treasuries	187	159	461	473

U.S. Government agencies	475	785	1,534	2,390

Mortgage-backed securities	147	234	454	720

States and political subdivisions	245	405	970	1,169

Other investments	13	12	20	16

Interest on balances due from depository institutions	15	5	50	12

Total interest income	4,747	5,467	14,520	17,064

Interest expense:
Deposits	179	505	508	1,037

Borrowings from Federal Home Loan Bank	57	66	152	172

Total interest expense	236	571	660	1,209

Net interest income	4,511	4,896	13,860	15,855

Provision for allowance for loan losses	285	3,541	2,807	4,615

Net interest income after provision for allowance for loan losses	$4,226	$1,355	$11,053	$11,240

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Operations (continued)

(in thousands except per share data)(unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
Non-interest income:
Trust department income and fees		$438		$391		$1,238	$1,108

Service charges on deposit accounts		943		1,437		3,331	4,656

Loss from other investments		(29)		(30)		(100)

Increase in cash surrender value of life insurance		121		115		363	360

Other income		211		166		598	452

Total non-interest income		1,684		2,079		5,430	6,576

Non-interest expense:
Salaries and employee benefits		2,943		3,002		8,918	9,417

Net occupancy		556		600		1,871	1,867

Equipment rentals, depreciation and maintenance		716		748		2,135	2,321

FDIC and state banking assessments		243		259		704	799

Data processing		344		328		1,036	1,004

ATM expense		179		657		1,004	2,072

Other real estate expense		962		176		1,704	494

Loss on credit impairment of securities		1,695				1,695

Other expense		825		717		2,725	2,305

Total non-interest expense		8,463		6,487		21,792	20,279

Loss before income taxes		(2,553)		(3,053)		(5,309)	(2,463)

Income tax benefit				(1,254)			(1,578)

Net loss		$(2,553)		$(1,799)		$(5,309)	$(885)

Basic and diluted loss per share		$(0.50)		$(0.35)		$(1.04)	$(0.17)

Dividends declared per share	$		$		$		$0.10

See notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net loss	$(2,553)	$(1,799)	$(5,309)	$(885)

Other comprehensive income, net of tax:

Net unrealized gain on available for sale securities, net of tax of $294 for the three months ended September 30, 2014 and $2,382 for the nine months ended September 30, 2014	1,824	570	1,953	4,623

Total other comprehensive income	1,824	570	1,953	4,623

Total comprehensive income (loss)	$(729)	$(1,229)	$(3,356)	$3,738

See notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

(in thousands except share data)

	Number of Common Shares	Common Stock	Surplus	Undivided Profits	Accumulated Other Comprehensive Income	Total

Balance, January 1, 2015	5,123,186	$5,123	$65,780	$23,743	$305	$94,951

Net loss				(5,309)		(5,309)

Other comprehensive income, net of tax					1,953	1,953

Balance, September 30, 2015	5,123,186	$5,123	$65,780	$18,434	$2,258	$91,595

Note: Balances as of January 1, 2015 were audited.

See notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)(unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(5,309)	$(885)

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation	1,341	1,364

Provision for allowance for loan losses	2,807	4,615

Writedown of other real estate	443	219

Loss on sales of other real estate	796	80

Loss from other investments	100

(Accretion) amortization of held to maturity securities	52	(2)

Amortization of available for sale securities	175

Gain on calls of securities	(8)

Loss on credit impairment of securities	1,695

Change in accrued interest receivable	194	401

Increase in cash surrender value of life insurance	(363)	(360)

Change in other assets	357	964

Change in other liabilities	675	(1,562)

Net cash provided by operating activities	$2,955	$4,834

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(in thousands) (unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from investing activities:
Proceeds from maturities, sales and calls of available for sale securities	$48,615	$21,193

Proceeds from maturities of held to maturity securities	210	215

Purchases of available for sale securities	(35,049)	(1,795)

Purchases of held to maturity securities	(1,534)	(4,688)

Redemption (purchases) of Federal Home Loan Bank stock	1,033	(468)

Redemption of other investments		236

Proceeds from sales of other real estate	2,819	765

Loans, net change	2,794	13,474

Acquisition of bank premises and equipment	(259)	(161)

Investment in cash surrender value of life insurance	(80)	(80)

Net cash provided by investing activities	18,549	28,691

Cash flows from financing activities:
Demand and savings deposits, net change	14,477	24,475

Time deposits, net change	(3,818)	(22,194)

Cash dividends		(512)

Borrowings from Federal Home Loan Bank	(717,768)	1,667,500

Repayments to Federal Home Loan Bank	697,544	(1,682,679)

Net cash used in financing activities	(9,565)	(13,410)

Net increase in cash and cash equivalents	11,939	20,115
Cash and cash equivalents, beginning of period	23,556	36,264

Cash and cash equivalents, end of period	$35,495	$56,379

See notes to consolidated financial statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2015 and 2014

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

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the financial position of the Company and its subsidiaries as of September 30, 2015 and the results of their operations and their cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2014 Annual Report and Form 10-K.

The results of operations for the quarter or nine months ended September 30, 2015, are not necessarily indicative of the results to be expected for the full year.

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

Per share data is based on the weighted average shares of common stock outstanding of 5,123,186 for the quarters and nine months ended September 30, 2015 and 2014.

3.	Statements of Cash Flows:

The Company has defined cash and cash equivalents as cash and due from banks. The Company paid $655,764 and $1,209,501 for the nine months ended September 30, 2015 and 2014, respectively, for interest on deposits and borrowings. Income tax payments of $320,000 were made during the nine months ended September 30, 2014. Loans transferred to other real estate amounted to $7,278,605 and $1,143,953 during the nine months ended September 30, 2015 and 2014, respectively.

4.	Investments:

The amortized cost and fair value of securities at September 30, 2015 and December 31, 2014, are as follows (in thousands):

September 30, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value

Available for sale securities:
Debt securities:

U.S. Treasuries	$54,848	$281	$		$55,129

U.S. Government agencies	89,839	351		(556)	89,634

Mortgage-backed securities	31,503	345		(5)	31,843

States and political subdivisions	23,477	914			24,391

Total debt securities	199,667	1,891		(561)	200,997

Equity securities	650				650

Total available for sale securities	$200,317	$1,891		$(561)	$201,647

Held to maturity securities:
States and political subdivisions	$17,524	$113		$(82)	$17,555

Corporate bonds	1,532			(9)	1,523

Total held to maturity securities	$19,056	$113		$(91)	$19,078

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available for sale securities:
Debt securities:

U.S. Treasuries	$29,787	$27	$(160)	$29,654

U.S. Government agencies	119,805	115	(1,931)	117,989

Mortgage-backed securities	35,671	282	(136)	35,817

States and political subdivisions	29,832	1,180		31,012

Total debt securities	215,095	1,604	(2,227)	214,472

Equity securities	650			650

Total available for sale securities	$215,745	$1,604	$(2,227)	$215,122

Held to maturity securities:
States and political subdivisions	$17,784	$132	$(57)	$17,859

Total held to maturity securities	$17,784	$132	$(57)	$17,859

The amortized cost and fair value of debt securities at September 30, 2015 (in thousands), by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale securities:
Due in one year or less	$11,201	$11,252
Due after one year through five years	88,674	89,429
Due after five years through ten years	29,744	29,863
Due after ten years	38,545	38,610
Mortgage-backed securities	31,503	31,843

Totals	$199,667	$200,997

Held to maturity securities:
Due in one year or less	$514	$515
Due after one year through five years	6,967	6,999
Due after five years through ten years	6,429	6,464
Due after ten years	5,146	5,100

Totals	$19,056	$19,078

Available for sale and held to maturity securities with gross unrealized losses at September 30, 2015 and December 31, 2014, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows (in thousands):

	Less Than Twelve Months		Over Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2015:
U.S. Government agencies	$21,903	$83	$12,499	$473	$34,402	$556

Mortgage-backed securities	3,667	5			3,667	5

States and political subdivisions	4,581	70	1,029	12	5,610	82

Corporate bonds	1,523	9			1,523	9

TOTAL	$31,674	$167	$13,528	$485	$45,202	$652

December 31, 2014:
U.S. Treasuries	$4,968	$15	$14,795	$145	$19,763	$160

U.S. Government agencies	9,954	22	92,923	1,909	102,877	1,931

Mortgage-backed securities			19,436	136	19,436	136

States and political subdivisions	5,485	32	1,444	25	6,929	57

TOTAL	$20,407	$69	$128,598	$2,215	$149,005	$2,284

At September 30, 2015, 6 of the 16 securities issued by U.S. Government agencies, 1 of the 10 mortgage-backed securities, 15 of the 135 securities issued by states and political subdivisions and the corporate bonds contained unrealized losses.

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

As part of its routine evaluation of securities for other-than-temporary impairment, the Company identified a potential credit loss on bonds issued by a municipality with a carrying value of $1,875,000 at September 30, 2015. The Company’s evaluation considered the failure of the issuer to make scheduled interest payments and expectations of future performance. Principal and interest payments due under the current terms of the bonds are funded by sales and property tax collections by the related municipality. During the third quarter of 2015, the assessed value of the related real estate parcels was significantly reduced, which will reduce the level of future cash flows supporting the principal and interest payments on the bonds. The present value of the expected future cash flows was calculated by the Company. Based on its evaluation, it was determined that the investment in the bonds is impaired and that a credit loss should be recognized in earnings. During the third quarter of 2015, the Company recorded a loss of $1,695,000 from the credit impairment of these bonds. Accrued interest of $92,564 relating to these securities was also charged off during the third quarter of 2015.

Securities with a fair value of $169,114,936 and $200,474,637 at September 30, 2015 and December 31, 2014, respectively, were pledged to secure public deposits, federal funds purchased and other balances required by law.

5.	Loans:

The composition of the loan portfolio at September 30, 2015 and December 31, 2014, is as follows (in thousands):

	September 30, 2015	December 31, 2014

Gaming	$32,181	$31,353

Residential and land development	3,767	10,119

Real estate, construction	35,497	34,010

Real estate, mortgage	220,285	234,713

Commercial and industrial	44,317	37,534

Other	12,652	14,678

Total	$348,699	$362,407

The age analysis of the loan portfolio, segregated by class of loans, as of September 30, 2015 and December 31, 2014, is as follows (in thousands):

	Number of Days Past Due						Total Past Due		Current	Total Loans	Loans Past Due Greater Than 90 Days & Still Accruing

	30 - 59				Greater Than 90
			60 - 89
September 30, 2015:
Gaming	$		$		$		$		$32,181	$32,181	$
Residential and land development						342		342	3,425	3,767
Real estate, construction		1,060				1,928		2,988	32,509	35,497
Real estate, mortgage		2,802		1,947		3,561		8,310	211,975	220,285		50
Commercial and industrial		1,672		15		495		2,182	42,135	44,317
Other		52		3				55	12,597	12,652

Total		$5,586		$1,965		$6,326		$13,877	$334,822	$348,699		$50

December 31, 2014:
Gaming	$		$		$		$		$31,353	$31,353	$
Residential and land development						5,262		5,262	4,857	10,119
Real estate, construction		1,665		85		1,944		3,694	30,316	34,010		30
Real estate, mortgage		3,257		3,101		12,007		18,365	216,348	234,713		733
Commercial and industrial		1,154		7		205		1,366	36,168	37,534
Other		168		10				178	14,500	14,678

Total		$6,244		$3,203		$19,418		$28,865	$333,542	$362,407		$763

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

An analysis of the loan portfolio by loan grade, segregated by class of loans, as of September 30, 2015 and December 31, 2014, is as follows (in thousands):

	Loans With A Grade Of:
	A, B or C	S		D		E		F	Total
September 30, 2015:
Gaming	$32,181	$		$		$		$	$32,181

Residential and land development	650						3,117		3,767

Real estate, construction	31,273				1,371		2,853		35,497

Real estate, mortgage	167,032		16,306		24,246		12,701		220,285

Commercial and industrial	25,762		15,007		2,849		699		44,317

Other	12,632				20				12,652

Total	$269,530		$31,313		$28,486		$19,370	$	$348,699

December 31, 2014:
Gaming	$31,353	$		$		$		$	$31,353

Residential and land development	3,520		1,319		17		5,263		10,119

Real estate, construction	27,474		723		2,496		3,317		34,010

Real estate, mortgage	191,458		4,051		16,591		22,613		234,713

Commercial and industrial	32,505		25		1,579		3,425		37,534

Other	14,583		6		89				14,678

Total	$300,893		$6,124		$20,772		$34,618	$	$362,407

A loan may be impaired but not on nonaccrual status when the loan is well secured and in the process of collection. Total loans on nonaccrual as of September 30, 2015 and December 31, 2014, are as follows (in thousands):

	September 30, 2015	December 31, 2014

Residential and land development	$3,117	$8,233

Real estate, construction	2,778	3,287

Real estate, mortgage	12,118	21,152

Commercial and industrial	645	626

Total	$18,658	$33,298

The Company has modified certain loans by granting interest rate concessions to these customers. These loans are in compliance with their modified terms, are currently accruing and the Company has classified them as troubled debt restructurings. Troubled debt restructurings as of September 30, 2015 and December 31, 2014 were as follows (in thousands except for number of contracts):

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Related Allowance
September 30, 2015:
Real estate, mortgage	3	$1,238	$1,238	$107

Total	3	$1,238	$1,238	$107

December 31, 2014:
Real estate, mortgage	2	$837	$837	$50

Total	2	$837	$837	$50

Impaired loans, which include loans classified as nonaccrual and troubled debt restructurings, segregated by class of loans, as of September 30, 2015 and December 31, 2014, are as follows (in thousands):

	Unpaid Principal Balance	Recorded Investment	Related Allowance		Average Recorded Investment	Interest Income Recognized
September 30, 2015:
With no related allowance recorded:
Residential and land development	$2,775	$2,775	$		$2,857	$
Real estate, construction	2,477	2,090			2,111
Real estate, mortgage	9,026	9,026			9,153		17
Commercial and industrial	645	645			670

Total	14,923	14,536			14,791		17

With a related allowance recorded:
Residential and land development	342	342		117	347
Real estate, construction	688	688		182	813
Real estate, mortgage	4,330	4,330		1,431	3,975		11

Total	5,360	5,360		1,730	5,135		11

Total by class of loans:
Residential and land development	3,117	3,117		117	3,204
Real estate, construction	3,165	2,778		182	2,924
Real estate, mortgage	13,356	13,356		1,431	13,128		28
Commercial and industrial	645	645			670

Total	$20,283	$19,896		$1,730	$19,926		$28

	Unpaid Principal Balance	Recorded Investment	Related Allowance		Average Recorded Investment	Interest Income Recognized
December 31, 2014:
With no related allowance recorded:
Residential and land development	$9,513	$8,233	$		$8,380	$
Real estate, construction	2,198	2,178			2,222
Real estate, mortgage	19,517	16,243			18,258		26
Commercial and industrial	380	380			384

Total	31,608	27,034			29,244		26

With a related allowance recorded:
Real estate, construction	1,109	1,109		422	1,115
Real estate, mortgage	6,345	5,746		2,080	5,749		9
Commercial and industrial	246	246		55	247

Total	7,700	7,101		2,557	7,111		9

Total by class of loans:
Residential and land development	9,513	8,233			8,380
Real estate, construction	3,307	3,287		422	3,337
Real estate, mortgage	25,862	21,989		2,080	24,007		35
Commercial and industrial	626	626		55	631

Total	$39,308	$34,135		$2,557	$36,355		$35

6.	Allowance for Loan Losses:

Transactions in the allowance for loan losses for the quarters and nine months ended September 30, 2015 and 2014, and the balances of loans, individually and collectively evaluated for impairment, as of September 30, 2015 and 2014, are as follows (in thousands):

	Gaming		Residential and Land Development	Real Estate, Construction	Real Estate, Mortgage	Commercial and Industrial	Other	Total
For the Nine Months Ended September 30, 2015:
Allowance for Loan Losses:
Beginning Balance		$573	$251	$860	$6,609	$587	$326	$9,206
Charge-offs			(1,504)	(955)	(1,171)	(62)	(141)	(3,833)
Recoveries				102	20	14	61	197
Provision		38	1,484	606	243	350	86	2,807

Ending Balance		$611	$231	$613	$5,701	$889	$332	$8,377

For the Quarter Ended September 30, 2015:
Allowance for Loan Losses:
Beginning balance		$570	$226	$1,104	$6,639	$655	$356	$9,550
Charge-offs				(546)	(952)	(38)	(44)	(1,580)
Recoveries				102	7	1	12	122
Provision		41	5	(47)	7	271	8	285

Ending Balance		$611	$231	$613	$5,701	$889	$332	$8,377

Allowance for loan losses, September 30, 2015:
Ending balance: individually evaluated for impairment	$		$117	$479	$1,759	$364	$4	$2,723

Ending balance: collectively evaluated for impairment		$611	$114	$134	$3,942	$525	$328	$5,654

Total Loans, September 30, 2015:
Ending balance: individually evaluated for impairment	$		$3,117	$4,223	$36,947	$3,548	$20	$47,855

Ending balance: collectively evaluated for impairment		$32,181	$650	$31,274	$183,338	$40,769	$12,632	$300,844

	Gaming	Residential and Land Development	Real Estate, Construction	Real Estate, Mortgage	Commercial and Industrial	Other	Total
For the Nine Months Ended September 30, 2014:
Allowance for Loan Losses:
Beginning Balance	$977	$776	$695	$5,553	$632	$301	$8,934
Charge-offs	(701)	(1,875)	(108)	(163)	(9)	(176)	(3,032)
Recoveries	261			147	18	67	493
Provision	12	1,550	73	2,975	(98)	103	4,615

Ending Balance	$549	$451	$660	$8,512	$543	$295	$11,010

For the Quarter Ended September 30, 2014:
Allowance for Loan Losses:
Beginning Balance	$355	$705	$686	$6,749	$653	$286	$9,434
Charge-offs	(75)	(1,875)	(104)	(127)	(3)	(60)	(2,244)
Recoveries	171			66	4	38	279
Provision	98	1,621	78	1,824	(111)	31	3,541

Ending Balance	$549	$451	$660	$8,512	$543	$295	$11,010

Allowance for loan losses, September 30, 2014:
Ending balance: individually evaluated for impairment	$166	$177	$563	$5,102	$293	$2	$6,303

Ending balance: collectively evaluated for impairment	$383	$274	$97	$3,410	$250	$293	$4,707

Total Loans, September 30, 2014:
Ending balance: individually evaluated for impairment	$591	$11,467	$6,179	$35,518	$2,792	$33	$56,580

Ending balance: collectively evaluated for impairment	$23,156	$5,406	$33,797	$206,610	$23,257	$9,386	$301,612

7.	Deposits:

Prior to June 30, 2015, the Company reported its funds management sweep accounts which amounted to approximately $100,153,710 and $124,206,000 at September 30, 2015 and December 31, 2014, respectively, as federal funds purchased and securities sold under agreements to repurchase (“federal funds purchased”). Management has determined that these balances should be reported as interest-bearing demand deposits. The amount previously reported as federal funds purchased at December 31, 2014 has been reclassified in these financial statements to conform to current year presentation.

Time deposits of $100,000 or more at September 30, 2015 and December 31, 2014 included brokered deposits of $5,000,000, which mature in 2017.

Time deposits of $250,000 or more totaled approximately $23,172,000 and $25,321,000 at September 30, 2015 and December 31, 2014, respectively.

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

Available for Sale Securities

The fair value of available for sale securities is based on quoted market prices. The Company’s available for sale securities are reported at their estimated fair value, which is determined utilizing several sources. The primary source is Interactive Data Corporation, which utilizes pricing models that vary based on asset class and include available trade, bid and other market information and whose methodology includes broker quotes, proprietary models and vast descriptive databases. The other source for determining fair value is matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark securities. The Company’s available for sale securities for which fair value is determined through the use of such pricing models and matrix pricing are classified as Level 2 assets. If the fair value of available for sale securities is generated through model-based techniques including the discounting of estimated cash flows, such securities are classified as Level 3 assets.

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

The balances of available for sale securities, which are the only assets measured at fair value on a recurring basis, by level within the fair value hierarchy and by investment type, as of September 30, 2015 and December 31, 2014 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
September 30, 2015:
U.S. Treasuries	$55,129	$	$55,129	$
U.S. Government agencies	89,634		89,634
Mortgage-backed securities	31,843		31,843
States and political subdivisions	24,391		24,211		180
Equity securities	650		650

Total	$201,647	$	$201,467		$180

December 31, 2014:
U.S. Treasuries	$29,654	$	$29,654	$
U.S. Government agencies	117,989		117,989
Mortgage-backed securities	35,817		35,817
States and political subdivisions	31,012		29,017		1,995
Equity securities	650		650

Total	$215,122	$	$213,127		$1,995

The following table presents a summary of changes in the fair value of certain available for sale securities which are measured using level 3 inputs (in thousands):

	For the Nine Months Ended September 30, 2015	For the Year Ended December 31, 2014
Balance, beginning of period	$1,995	$

Purchase of investment			1,995

Principal reduction	(120)

Loss on credit impairment	(1,695)

Balance, end of period	$180		$1,995

Impaired loans, which are measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of September 30, 2015 and December 31, 2014 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
September 30, 2015	$4,043	$	$	$4,043
December 31, 2014	10,610			10,610

Other real estate, which is measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of September 30, 2015 and December 31, 2014 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
September 30, 2015	$10,867	$	$	$10,867
December 31, 2014	7,646			7,646

The following table presents a summary of changes in the fair value of other real estate which is measured using level 3 inputs (in thousands):

	For the Nine Months Ended September 30, 2015	For the Year Ended December 31, 2014
Balance, beginning of period	$7,646	$9,630

Loans transferred to ORE	7,279	1,345

Sales	(3,615)	(2,068)

Writedowns	(443)	(1,261)

Balance, end of period	$10,867	$7,646

The carrying value and estimated fair value of financial instruments, by level within the fair value hierarchy, at September 30, 2015 and December 31, 2014, are as follows (in thousands):

	Carrying	Fair Value Measurements Using
	Amount	Level 1	Level 2		Level 3		Total
September 30, 2015:
Financial Assets:
Cash and due from banks	$35,495	$35,495					$35,495
Available for sale securities	201,647			201,467		180	201,647
Held to maturity securities	19,056			19,078			19,078
Other investments	2,862	2,862					2,862
Federal Home Loan Bank stock	1,471			1,471			1,471
Loans, net	340,322					353,103	353,103
Cash surrender value of life insurance	18,589			18,589			18,589
Financial Liabilities:
Deposits:
Non-interest bearing	126,694	126,694					126,694
Interest bearing	400,885					401,212	401,212
Borrowings from Federal Home Loan Bank	18,484			20,080			20,080

December 31, 2014:
Financial Assets:
Cash and due from banks	$23,556	$23,556	$		$		$23,556
Available for sale securities	215,122			213,127		1,995	215,122
Held to maturity securities	17,784			17,859			17,859
Other investments	2,962	2,962					2,962
Federal Home Loan Bank stock	2,504			2,504			2,504
Loans, net	353,201					355,004	355,004
Cash surrender value of life insurance	18,145			18,145			18,145
Financial Liabilities:
Deposits:
Non-interest bearing	103,607	103,607					103,607
Interest bearing	413,313					413,672	413,672
Borrowings from Federal Home Loan Bank	38,708			40,720			40,720

10.	Reclassifications:

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued two new accounting standards updates during the first three quarters of 2015 which are disclosed in the Notes to Unaudited Consolidated Financial Statements. The Company does not expect that these updates will have a material effect on its financial position or results of operations.

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

Investments

Investments which are classified as available for sale are stated at fair value. A decline in the market value of an investment below cost that is deemed to be other-than-temporary is charged to earnings for the decline in value deemed to be credit related and a new cost basis in the security is established. The decline in value attributed to non-credit related factors is recognized in other comprehensive income. The determination of the fair value of securities may require Management to develop estimates and assumptions regarding the amount and timing of cash flows.

Allowance for loan losses

The Company’s allowance for loan losses (“ALL”) reflects the estimated losses resulting from the inability of its borrowers to make loan payments. The ALL is established and maintained at an amount sufficient to cover the estimated loss associated with the loan portfolio of the Company as of the date of the financial statements. Credit losses arise not only from credit risk, but also from other risks inherent in the lending process including, but not limited to, collateral risk, operation risk, concentration risk and economic risk. As such, all related risks of lending are considered when assessing the adequacy of the ALL. On a quarterly basis, Management estimates the probable level of losses to determine whether the allowance is adequate to absorb reasonably foreseeable, anticipated losses in the existing portfolio based on our past loan loss experience, known and inherent risk in the portfolio, adverse situations that may affect the borrowers’ ability to repay and the estimated value of any underlying collateral and current economic conditions. Management believes that the ALL is adequate and appropriate for all periods presented in these financial statements. If there was a deterioration of any of the factors considered by Management in evaluating the ALL, the estimate of loss would be updated, and additional provisions for loan losses may be required. The analysis divides the portfolio into two segments: a pool analysis of loans based upon a five year average loss history which is updated on a quarterly basis and which may be adjusted by qualitative factors by loan type and a specific reserve analysis for those loans considered impaired under GAAP. All credit relationships with an outstanding balance of $100,000 or greater that are included in Management’s loan watch list are individually reviewed for impairment. All losses are charged to the ALL when the loss actually occurs or when a determination is made that a loss is likely to occur; recoveries are credited to the ALL at the time of receipt.

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

The Company incurred a net loss of $2,553,000 for the third quarter of 2015 compared with a net loss of $1,799,000 for the third quarter of 2014 and a net loss of $5,309,000 for the first three quarters of 2015 compared with a net loss of $885,000 for the first three quarters of 2014. Results in 2015 for both time periods were primarily impacted by a decrease in net interest income and the provision for the allowance for loan losses and an increase non-interest expense as compared with 2014. Included in the quarter and year to date amounts in 2015 was an impairment loss on a municipal security of $1,695,000.

Managing the net interest margin in the Company’s highly competitive market and in context of larger economic conditions has been very challenging, and will continue to be so, for the foreseeable future. Net interest income was impacted primarily by the decrease in interest income on loans of $202,000 and $1,253,000 for the third quarter and three quarters ended September 30, 2015, respectively as compared with 2014. This decrease was the result of a loan with an original balance of $20,000,000 on which the contractual rate is below the weighted average rate of other loans, which decreased the yield on average loans.

Monitoring asset quality, estimating potential losses in our loan portfolio and addressing non-performing loans continue to be emphasized during these difficult economic times, as the local economy continues to negatively impact collateral values and borrowers’ ability to repay their loans. The Company’s nonaccrual loans totaled $18,658,000 and $33,298,000 at September 30, 2015 and December 31, 2014, respectively. Most of these loans are collateral-dependent, and the Company has rigorously evaluated the value of its collateral to determine potential losses. The Company is working diligently to address and reduce its non-performing assets, and some stability in collateral values has occurred. The provision for the allowance for loan losses was $285,000 and $2,807,000 for the third quarter and first three quarters of 2015, respectively, compared with $3,541,000 and $4,615,000, respectively, for the third quarter and first three quarters of 2014.

Non-interest income decreased $395,000 and $1,146,000 for the third quarter and first three quarters of 2015 as compared with 2014 results. Service charges on deposit accounts decreased $494,000 and $1,325,000 for the third quarter and first three quarters of 2015 as compared with 2014 primarily as a result of decreased ATM fee income.

Non-interest expense increased $1,976,000 for the third quarter and increased $1,513,000 for first three quarters of 2015 as compared with 2014 results. Results for the first quarter and first three quarters of 2015 were impacted by a loss of $1,695,000 from the credit impairment of a municipal security. The increase for the third quarter of 2015 was the result of the increase in the credit impairment on securities; increases in ORE and other expenses, partially offset by decreases in salaries and employee benefits of $59,000; net occupancy of $44,000; equipment rentals, depreciation and maintenance of $32,000 and ATM expenses of $478,000. ORE expense and other expenses increased $786,000 and $108,000 as compared with 2014. The increase for the first three quarters of 2015 was the result of the increase in the credit impairment of a municipal security; increases in ORE and other expenses, partially offset by decreases in salaries and employee benefits of $499,000; equipment rentals, depreciation and maintenance of $186,000; FDIC assessments of $95,000; and ATM expenses of $1,068,000. ORE expense and other expense increased $1,210,000 and $420,000 as compared with 2014.

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

Quarter Ended September 30, 2015 as Compared with Quarter Ended September 30, 2014

The Company’s average interest-earning assets decreased approximately $63,280,000, or 10%, from approximately $654,491,000 for the third quarter of 2014 to approximately $591,211,000 for the third quarter of 2015. The Company’s average balance sheet decreased primarily as decreased public funds enabled us to reduce our investment in securities.

The average yield on interest-earning assets decreased by 17 basis points, from 3.47% for the third quarter of 2014 to 3.30% for the third quarter of 2015. The yield on average loans decreased from 4.33% in 2014 to 4.13% in 2015 as discussed in the Overview. The yield on average taxable available for sale securities decreased from 2.01% for the third quarter of 2014 to 1.75% for the third quarter of 2015 as recent purchases have shorter durations, and therefore lower yields, in anticipation of rising rates.

Average interest-bearing liabilities decreased approximately $68,485,000, or 13%, from approximately $509,941,000 for the third quarter of 2014 to approximately $441,456,000 for the third quarter of 2015. Average borrowings from the Federal Home Loan Bank decreased approximately $59,005,000 due to the liquidity needs of the bank subsidiary.

The average rate paid on interest-bearing liabilities for the third quarter of 2014 was ..45% as compared with .21% for the third quarter of 2015. In 2014, the Company recorded an immaterial interest adjustment which impacted the average rate in that year. Without this adjustment, the average rate on interest-bearing liabilities would have been .27%.

The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 3.12% for the quarter ended September 30, 2014 compared with 3.14% for the quarter ended September 30, 2015.

Nine Months Ended September 30, 2015 as Compared with Nine Months Ended September 30, 2014

The Company’s average interest-earning assets decreased approximately $53,730,000, or 8%, from approximately $660,723,000 for the first three quarters of 2014 to approximately $606,993,000 for the first three quarters of 2015. The Company’s average balance sheet decreased primarily as decreased public funds enabled us to reduce our investment in securities.

The average yield on interest-earning assets decreased by 27 basis points, from 3.57% for the first three quarters of 2014 to 3.30% for the first three quarters of 2015. The yield on average loans decreased from 4.49% for the first three quarters of 2014 to 4.07% for the first three quarters of 2015 as discussed in the Overview. The yield on average taxable available for sale securities decreased from 2.01% for the first three quarters of 2014 to 1.73% for the first three quarters of 2015 as recent purchases have shorter durations, and therefore lower yields, in anticipation of rising rates.

Average interest-bearing liabilities decreased approximately $54,477,000, or 11%, from approximately $518,488,000 for the first three quarters of 2014 to approximately $464,011,000 for the first three quarters of 2015. Average borrowings from the Federal Home Loan Bank decreased $33,682,000 due to the liquidity needs of the bank subsidiary.

The average rate paid on interest-bearing liabilities for the first three quarters of 2014 was .31% compared with .19% for the first three quarters of 2015. In 2014, the Company recorded an immaterial interest adjustment which impacted the average rate in that year. Without this adjustment, the average rate on interest-bearing liabilities would have been .25%.

The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average interest-earning assets, was 3.32% for the first three quarters of 2014 compared with 3.15% for the first three quarters of 2015.

The tables on the following pages analyze the changes in tax-equivalent net interest income for the quarters and nine months ended September 30, 2015 and 2014.

Analysis of Average Balances, Interest Earned/Paid and Yield

(In Thousands)

	Quarter Ended September 30, 2015			Quarter Ended September 30, 2014
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate
Loans (2)(3)	$354,833	$3,665	4.13%	$356,980	$3,868	4.33%

Balances due from depository institutions	4,862	15	1.23%	9,083	5	0.22%

HTM:
Non taxable (1)	17,534	150	3.42%	13,427	116	3.46%

AFS:
Taxable	184,473	809	1.75%	234,779	1,178	2.01%

Non taxable (1)	26,779	221	3.30%	35,437	498	5.62%

Other	2,730	13	1.90%	4,785	12	1.00%

Total	$591,211	$4,873	3.30%	$654,491	$5,677	3.47%

Savings & interest-bearing DDA	$342,225	$87	0.10%	$339,335	$65	0.08%

Time deposits	74,159	92	0.50%	86,529	440	2.03%

Borrowings from FHLB	25,072	57	0.91%	84,077	66	0.31%

Total	$441,456	$236	0.21%	$509,941	$571	0.45%

Net tax-equivalent spread			3.09%			3.02%

Net tax-equivalent margin on earning assets			3.14%			3.12%

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2015 and 2014.
(2)	Loan fees of $67 and $193 for 2015 and 2014, respectively, are included in these figures.
(3)	Includes nonaccrual loans.

Analysis of Average Balances, Interest Earned/Paid and Yield

(In Thousands)

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate
Loans (2)(3)	$361,101	$11,031	4.07%	$364,427	$12,284	4.49%

Balances due from depository institutions	8,072	50	0.83%	6,753	12	0.24%

HTM:
Non taxable (1)	17,687	452	3.41%	12,786	334	3.48%

AFS:
Taxable	188,650	2,449	1.73%	237,569	3,583	2.01%

Non taxable (1)	28,838	1,018	4.71%	35,023	1,438	5.47%

Other	2,645	20	1.01%	4,165	16	0.51%

Total	$606,993	$15,020	3.30%	$660,723	$17,667	3.57%

Savings & interest-bearing DDA	$360,757	$232	0.09%	$363,702	$202	0.07%

Time deposits	75,231	276	0.49%	93,081	835	1.20%

Borrowings from FHLB	28,023	152	0.72%	61,705	172	0.37%

Total	$464,011	$660	0.19%	$518,488	$1,209	0.31%

Net tax-equivalent spread			3.11%			3.25%

Net tax-equivalent margin on earning assets			3.15%			3.32%

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2015 and 2014.
(2)	Loan fees of $251 and $449 for 2015 and 2014, respectively, are included in these figures.
(3)	Includes nonaccrual loans.

Analysis of Changes in Interest Income and Interest Expense

(In Thousands)

	For the Quarter Ended
	September 30, 2015 compared with September 30, 2014
	Volume	Rate	Rate/Volume		Total
Interest earned on:

Loans	$(23)	$(180)	$		$(203)

Balances due from depository institutions	(2)	23		(11)	10

Held to maturity securities:
Non taxable	35	(1)			34

Available for sale securities:
Taxable	(252)	(148)		31	(369)
Non taxable	(122)	(206)		51	(277)
Other	(5)	10		(4)	1

Total	$(369)	$(502)		$67	$(804)

Interest paid on:

Savings & interest-bearing DDA	$1	$21	$		$22

Time deposits	(63)	(333)		48	(348)

Borrowings from FHLB	(46)	125		(88)	(9)

Total	$(108)	$(187)		$(40)	$(335)

Analysis of Changes in Interest Income and Interest Expense

(In Thousands)

	For the Nine Months Ended
	September 30, 2015 compared with September 30, 2014
	Volume	Rate	Rate/Volume	Total
Interest earned on:

Loans	$(112)	$(1,151)	$10	$(1,253)

Balances due from depository institutions	2	30	6	38

Held to maturity securities:
Non taxable	128	(7)	(3)	118

Available for sale securities:
Taxable	(738)	(499)	103	(1,134)
Non taxable	(254)	(202)	36	(420)
Other	(6)	15	(5)	4

Total	$(980)	$(1,814)	$147	$(2,647)

Interest paid on:

Savings & interest-bearing DDA	$(1)	$32	$(1)	$30

Time deposits	(160)	(493)	94	(559)

Borrowings from FHLB	(94)	163	(89)	(20)

Total	$(255)	$(298)	$4	$(549)

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

The Company’s analysis includes evaluating the current values of collateral securing all nonaccrual loans. Even though nonaccrual loans were $18,658,000 and $33,298,000 at September 30, 2015 and December 31, 2014, respectively, specific reserves of only $1,623,000 and $2,507,000, respectively, have been allocated to these loans as collateral values appear sufficient to cover loan losses or the loan balances have been charged down to their realizable value.

The Company’s on-going, systematic evaluation resulted in the Company recording a provision for loan losses of $285,000 and $3,541,000 for the third quarters of 2015 and 2014, respectively, and $2,807,000 and $4,615,000 for the first three quarters of 2015 and 2014, respectively. As a result of receiving new information during the first three quarters of 2015 and the first three quarters of 2014, the Management updated its evaluation of the collateral values for several non-performing loans which resulted in the Company recording a loan loss provisions during those quarters. The allowance for loan losses as a percentage of loans was 2.40% and 2.54% at September 30, 2015 and December 31, 2014, respectively. The Company believes that its allowance for loan losses is appropriate as of September 30, 2015.

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

Non-interest income

Quarter Ended September 30, 2015 as Compared with Quarter Ended September 30, 2014

Non-interest income decreased $395,000 for the third quarter of 2015 as compared with the third quarter of 2014 primarily as the result of a decrease in service charges on deposit accounts, partially offset by an increase in Trust department income and fees.

Trust department income and fees increased $47,000 in 2015 as compared with 2014 as a result of the increase on market value, on which fees are based, of personal trust accounts.

Service charges decreased by $494,000 in 2015 as compared with 2014. More specifically, ATM fee income decreased $424,000 as the Company’s off-site ATMs at two casinos transferred to other vendors.

Nine Months Ended September 30, 2015 as Compared with Nine Months Ended September 30, 2014

Non-interest income decreased $1,146,000 in 2015 as compared with 2014. This decrease was the result of a decrease in service charges on deposit accounts, a loss from other investments and an increase in Trust department income and fees and other income.

Trust department income and fees increased $130,000 in 2015 as compared with 2014 as a result of the increase on market value, on which fees are based, of personal trust accounts.

Service charges decreased by $1,325,000 in 2015 as compared with 2014. More specifically, ATM fee income decreased $1,150,000 as the Company’s off-site ATMs at two casinos transferred to other vendors.

The Company realized a loss from operations of its investment in a low income housing partnership in 2015 as compared with income from operations in 2014 as a result of decreased occupancy.

Other income increased $145,000 in 2015 as compared with 2014 due to the recognition of a deferred gain of $100,000 from the sale of a loan.

Non-interest expense

Quarter Ended September 30, 2015 as Compared with Quarter Ended September 30, 2014

Total non-interest expense increased $1,976,000 in 2015 as compared with 2014. Salaries and employee benefits decreased $59,000; net occupancy decreased $44,000; equipment rentals, depreciation and maintenance decreased $32,000; ATM expense decreased $478,000, other real estate expense increased $786,000; other expenses increased $108,000 in 2015 as compared with 2014 and the Company recorded a loss from the credit impairment of a municipal security.

Salaries and employee benefits decreased in 2015 as the Company updated the estimates of costs associated with its deferred compensation plans in 2014.

Net occupancy decreased in 2015 as compared with 2014 results primarily due to decreased costs associated with telecommunication activities.

Equipment rentals, depreciation and maintenance decreased in 2015 as 2014 results included additional servicing costs associated with bank-wide hardware and software conversion costs.

ATM expenses decreased in 2015 as a result of decreased ATM activity in the current year as a result of off-site ATMs at two casinos transferring to other vendors.

ORE expense increased in 2015 as compared with 2014 due to increased writedowns of other real estate based on updated values and expenses and losses from the auction and other sales of ORE properties during the current year. During the current year, the Company engaged a third party auction firm to conduct an auction of a large portion of its ORE portfolio. As a result of the auction, 18 real estate parcels were sold for a net loss of $857,815.

Other expenses increased in 2015 primarily as a result of increased consulting fees associated with a number of technology and operations projects as compared with 2014.

Nine Months Ended September 30, 2015 as Compared with Nine Months Ended September 30, 2014

Total non-interest expense increased $1,513,000 for the first three quarters of 2015 as compared with the first three quarters of 2014. Salaries and employee benefits decreased $499,000; equipment rentals, depreciation and maintenance decreased $186,000; ATM expense decreased $1,068,000, other real estate expense increased $1,210,000; other expenses increased $420,000 and the Company recorded a loss from the credit impairment of a municipal security in 2015 as compared with 2014.

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

ORE expense increased in 2015 as compared with 2014 due to increased writedowns of other real estate based on updated values and expenses and losses from the auction and other sales of ORE properties during the current year.

Other expenses increased in 2015 primarily as a result of increased legal fees associated with non-performing loans and increased consulting fees associated with a number of technology and operations projects as compared with 2014.

Income Taxes

At December 31, 2014, the Company established a full valuation allowance on its deferred tax assets. Until such time as the Company returns to sustained earnings and it is determined that it is more likely than not that the deferred tax asset will be realized, no income tax benefit or expense will be recorded.

Income taxes were impacted by non-taxable income and federal tax credits during the three months and nine months ended September 30, 2014, as follows (in thousands except rate):

	Quarter Ended September 30, 2014		Nine Months Ended September 30, 2014
	Tax	Rate	Tax	Rate
Taxes at statutory rate	$(1,038)	(34)	$(837)	(34)
Increase (decrease) resulting from:
Tax-exempt interest income	(142)	(5)	(402)	(16)
Income from BOLI	(39)	(1)	(122)	(5)
Federal tax credits	(75)	(2)	(223)	(10)
Other	40	1	6	1

Total income tax benefit	$(1,254)	(41)	$(1,578)	(64)

FINANCIAL CONDITION

Cash and due from banks increased $11,939,000 at September 30, 2015, compared with December 31, 2014 in the management of the bank subsidiary’s liquidity position.

Loans decreased $13,708,000 at September 30, 2015 as compared with December 31, 2014 as principal payments, maturities, charge-offs and foreclosures on existing loans exceeded new loans.

Other real estate (“ORE”) increased $3,221,000 at September 30, 2015 as compared with December 31, 2014. Loans totaling $7,279,000 were transferred into ORE while $3,615,000 was sold for a loss of $796,000 and writedowns of ORE to fair value were $443,000 during the first three quarters of 2015.

Total deposits increased $10,659,000 at September 30, 2015, as compared with December 31, 2014. Typically, significant increases or decreases in total deposits and/or significant fluctuations among the different types of deposits from quarter to quarter are anticipated by Management as customers in the casino industry and county and municipal entities reallocate their resources periodically.

Borrowings from the Federal Home Loan Bank decreased $20,224,000 at September 30, 2015 as compared with December 31, 2014 based on the liquidity needs of the bank subsidiary.

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

As of September 30, 2015, the most recent notification from the Federal Deposit Insurance Corporation categorized the bank subsidiary as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized as of March 31, 2015, the bank subsidiary must have a Total risk-based capital ratio of 10.00% or greater, a Common Equity Tier 1 Capital ratio of 6.50% or greater, a Tier 1 risk-based capital ratio of 8.00% or greater and a Leverage capital ratio of 5.00% or greater. There are no conditions or events since that notification that Management believes have changed the bank subsidiary’s category.

The Company’s actual capital amounts and ratios and required minimum capital amounts and ratios as of September 30, 2015 and December 31, 2014, are as follows (in thousands):

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
September 30, 2015 :
Total Capital (to Risk Weighted Assets)	$95,211	19.84%	$38,385	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Asset)	89,184	18.59%	21,592	4.50%
Tier 1 Capital (to Risk Weighted Assets)	89,184	18.59%	28,789	6.00%
Tier 1 Capital (to Average Assets)	89,184	12.83%	27,804	4.00%

December 31, 2014:
Total Capital (to Risk Weighted Assets)	$100,243	21.95%	$36,528	8.00%
Tier 1 Capital (to Risk Weighted Assets)	94,493	20.70%	18,264	4.00%
Tier 1 Capital (to Average Assets)	94,493	13.29%	28,437	4.00%

The actual capital amounts and ratios and required minimum capital amounts and ratios for the Bank as of September 30, 2015 and December 31, 2014, are as follows (in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2015 :
Total Capital (to Risk Weighted Assets)	$91,326	20.14%	$36,275	8.00%	$45,343	10.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	85,625	18.88%	20,405	4.50%	29,473	6.50%
Tier 1 Capital (to Risk Weighted Assets)	85,625	18.88%	27,206	6.00%	36,275	8.00%
Tier 1 Capital (to Average Assets)	85,625	12.74%	26,891	4.00%	33,614	5.00%

December 31, 2014:
Total Capital (to Risk Weighted Assets)	$96,427	21.28%	$36,247	8.00%	$45,309	10.00%
Tier 1 Capital (to Risk Weighted Assets)	90,720	20.02%	18,124	4.00%	27,186	6.00%
Tier 1 Capital (to Average Assets)	90,720	13.15%	27,599	4.00%	34,499	5.00%

In addition to monitoring its risk-based capital ratios, the Company also determines the primary capital ratio on a quarterly basis. This ratio was 14.89% at September 30, 2015, which is well above the regulatory minimum of 6.00%. Management continues to emphasize the importance of maintaining the appropriate capital levels of the Company and has established the goal of maintaining its primary capital ratio at 8.00%, which is the minimum requirement for classification as being “well-capitalized” by the banking regulatory authorities.

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

Item 4: Controls and Procedures

As of September 30, 2015, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the period ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

The Bank is involved in various legal matters and claims which are being defended and handled in the ordinary course of business. None of these matters is expected, in the opinion of Management, to have a material adverse effect upon the financial position or results of operations of the Company.

Item 5: Other Information

None.

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 31.1:	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

Exhibit 31.2:	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

Exhibit 32.1:	Certification of Chief Executive Officer Pursuant to 18 U.S.C. ss. 1350

Exhibit 32.2:	Certification of Chief Financial Officer Pursuant to 18 U.S.C. ss. 1350

Exhibit 101	The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Condition at September 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations for the quarters and nine months ended September 30, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income (Loss) for the quarters and nine months ended September 30, 2015 and 2014, (iv) Consolidated Statement of Changes in Shareholders’ Equity for the nine months ended September 30, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 and (vi) Notes to the Unaudited Consolidated Financial Statements for the nine months ended September 30, 2015 and 2014.

(b) Reports on Form 8-K

A Form 8-K was filed on July 30, 2015, September 23, 2015, October 8, 2015 and October 28, 2015.

SIGNATURES

Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL CORPORATION
(Registrant)

Date:	November 10, 2015

By:	/s/ Chevis C. Swetman
Chevis C. Swetman
Chairman, President and Chief Executive Officer
(principal executive officer)

Date:	November 10, 2015

By:	/s/ Lauri A. Wood
Lauri A. Wood
Chief Financial Officer and Controller
(principal financial and accounting officer)