Form 10-K
period 2015-12-31
PEOPLES FINANCIAL CORP /MS/
filed 2016-03-15
CIK 770460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015        Commission File Number 001-12103

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES        X       NO ____

Indicate by check mark whether the registrant has submitted electronically and posted on its website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   X   No ___

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.   X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ___       Accelerated filer ____                     Non-Accelerated filer ___                      Smaller reporting company X

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ____ NO       X

At June 30, 2015, the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $48,799,000.

On February 19, 2016, the registrant had outstanding 5,123,186 shares of common stock, par value of $1.00 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement issued in connection with the Annual Meeting of Shareholders to be held April 27, 2016, are incorporated by reference into Part III of this report.

Peoples Financial Corporation

Form 10-K

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

BACKGROUND AND CURRENT OPERATIONS

General

Peoples Financial Corporation (the “Company”) was organized as a one bank holding company in 1985. The Company is headquartered in Biloxi, Mississippi. At December 31, 2015, the Company operated in the state of Mississippi through its wholly-owned subsidiary, The Peoples Bank, Biloxi, Mississippi (the “Bank”). The Company is engaged, through this subsidiary, in the banking business. The Bank is the Company’s principal asset and primary source of revenue.

The Main Office, operations center and asset management and trust services of the Bank are located in downtown Biloxi, MS. At December 31, 2015, the Bank also had 17 branches located throughout Harrison, Hancock, Jackson and Stone Counties. The Bank has automated teller machines (“ATM”) at its Main Office, all branch locations and at numerous non-proprietary locations.

The Bank Subsidiary

The Company’s wholly-owned bank subsidiary was originally chartered in 1896 in Biloxi, Mississippi, as The Peoples Bank of Biloxi. The Bank is a state chartered bank whose deposits are insured under the Federal Deposit Insurance Act. The Bank is not a member of the Federal Reserve System. The legal name of the Bank was changed to The Peoples Bank, Biloxi, Mississippi, during 1991.

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

The Bank’s Asset Management and Trust Services Department (“Trust Department”) offers personal trust, agencies and estate services, including living and testamentary trusts, executorships, guardianships, and conservatorships. Benefit accounts maintained by the Trust Department primarily include self-directed individual retirement accounts. Escrow management, stock transfer and bond paying agency accounts are available to corporate customers.

The Bank also offers a variety of other services including safe deposit box rental, wire transfer services, night drop facilities, collection services, cash management and internet banking. The Bank has 35 ATMs at its branch locations and other off-site, non-proprietary locations, providing bank customers access to their depository accounts. The Bank is a member of the PULSE network.

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

Employees

At December 31, 2015, the Bank employed 161 full-time employees and 12 part-time employees. The Company has no employees who are not employees of the bank subsidiary. Through the Bank, employees receive salaries and benefits, which include 401(k) and ESOP plans, cafeteria plan, and life, health and disability insurance. The Company considers its relationship with its employees to be good.

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

REGULATION AND SUPERVISION

General

The Company is subject to regulation and supervision by the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of Atlanta (“Federal Reserve”). The Company is required to file semi-annual reports with the Federal Reserve and such other information as the Federal Reserve may require. The Federal Reserve also conducts examinations of the Company.

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

The Bank is incorporated under the laws of the State of Mississippi and is subject to the applicable provisions of Mississippi banking laws and the laws of the various states in which it operates, as well as federal law. The Bank is subject to the supervision of the Mississippi Department of Banking and Consumer Finance (“MDBCF”) and to regular examinations by that department. Deposits in the Bank are insured by the Federal Deposit Insurance Corporation (the “FDIC”) and, therefore, the Bank is subject to the provisions of the Federal Deposit Insurance Act and to examination by the FDIC.

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

In January 2013, the CFPB issued final regulations governing mainly consumer mortgage lending. One rule imposes additional requirements on lenders, including rules designed to require lenders to ensure borrowers’ ability to repay their mortgage. The CFPB also finalized a rule on escrow accounts for higher priced mortgage loans and a rule expanding the scope of the high-cost mortgage provision in the Truth in Lending Act. The CFPB also issued final rules implementing provisions of the Dodd-Frank Act that relate to mortgage servicing. In November 2013, the CFPB issued a final rule on integrated mortgage disclosures under the Truth in Lending Act and the Real Estate Settlement Procedures Act, compliance with which was required by August 1, 2015.

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

Dividends

The Company is a legal entity that is separate and distinct from its subsidiaries. The primary source of funds for dividends paid to the Company’s shareholders are dividends paid to the Company by the Bank. Various federal and state laws limit the amount of dividends that the Bank may pay to the Company without regulatory approval. Under Mississippi law, the Bank must obtain non-objection of the Commissioner of the Mississippi Department of Banking and Consumer Finance (“MDBCF”) prior to paying any dividend on the Bank’s common stock. In addition, the Bank may not pay any dividends if, after paying the dividend, it would be undercapitalized under applicable capital requirements. The FDIC also has the authority to prohibit the Bank from engaging in business practices that the FDIC considers to be unsafe or unsound, which, depending on the financial condition of the Bank, could include the payment of dividends.

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

Under the risk-based capital guidelines existing prior to January 1, 2015, bank holding companies were required to maintain a risk-based ratio of 8%, with 4% being Tier 1 capital. The appropriate regulatory authority may set higher capital requirements when they believe an institution’s circumstances warrant.

Under the leverage guidelines existing prior to January 1, 2015, bank holding companies were required to maintain a leverage ratio of at least 3%. The minimum ratio was applicable only to financial institutions that meet certain specified criteria, including excellent asset quality, high liquidity, low interest rate risk exposure, and the highest regulatory rating. Financial institutions not meeting these criteria were required to maintain a minimum Tier 1 leverage ratio of 4%.

The guidelines also provided that bank holding companies experiencing internal growth or making acquisitions would be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve indicated that it would consider a “tangible Tier 1 capital leverage ratio” (deducting all intangibles) and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

New Capital Rules

On July 2, 2013, the Federal Reserve approved the final rule for BASEL III capital requirements for all bank holding companies chartered in the United States. The rule was subsequently approved by the FDIC on July 9, 2013, and made applicable to the Bank as well. The rule implements in the United States certain of the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. The major provisions of the new rule applicable to the Company and the Bank are:

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

•

Under the new rule, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements. This buffer will help to ensure that banking organizations conserve capital when it is most needed, allowing them to better weather periods of economic stress. The buffer is measured relative to risk weighted assets. Phase-in of the capital conservation buffer requirements will begin on January 1, 2016. Subsequent to the completion of a “phase-in” period, a banking organization with a buffer greater than 2.5% would not be subject to limits on capital distributions or discretionary bonus payments; however, a banking organization with a buffer of less than 2.5% would be subject to increasingly stringent limitations as the buffer approaches zero. The new rule also prohibits a banking organization from making distributions or discretionary bonus payments during any quarter if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% at the beginning of the quarter. When the new rule is fully phased in, the minimum capital requirements plus the capital conservation buffer will exceed the prompt corrective action well-capitalized thresholds.

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

An institution is deemed to be:

•

“well-capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 8% or greater (6% before January 1, 2015), a Tier 1 leverage ratio of 5% or greater, and, after January 1, 2015, a common equity Tier 1 capital ratio of 6.5% or greater, and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure;

•

“adequately-capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 6% or greater (4% before January 1, 2015), generally, a Tier 1 leverage ratio of 4% or greater, and, after January 1, 2015, a common equity Tier 1 capital ratio of 4.5% or greater, and the institution does not meet the definition of a “well-capitalized” institution;

•	“under-capitalized” if it does not meet one or more of the “adequately-capitalized” tests;

•

“significantly under-capitalized” if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 4% (less than 3% before January 1, 2015), a Tier 1 leverage ratio that is less than 3%, and, after January 1, 2015, a common equity Tier 1 capital ratio that is less than 3%; and

•	“critically under-capitalized” if it has a ratio of tangible equity, as defined in the regulations, to total assets that is equal to or less than 2%.

Throughout 2015, the Bank’s regulatory capital ratios were in excess of the levels established for “well-capitalized” institutions.

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

Under FDICIA, a depository institution that is not “well-capitalized” is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market. As previously stated, the Bank is “well-capitalized” and the FDICIA brokered deposit rule did not adversely affect its ability to accept brokered deposits. The Bank had $5,000,000 of such brokered deposits at December 31, 2015.

Interstate Banking and Branching Legislation

Federal law allows banks to establish and operate a de novo branch in a state other than the bank’s home state if the law of the state where the branch is to be located would permit establishment of the branch if the bank were chartered by that state, subject to standard regulatory review and approval requirements. Federal law also allows the Bank to acquire an existing branch in a state in which the bank is not headquartered and does not maintain a branch if the FDIC and MDBCF approve the branch or acquisition, and if the law of the state in which the branch is located or to be located would permit the establishment of the branch if the bank were chartered by that state.

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

In addition, all institutions with deposits insured by the FDIC must pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established as a financing vehicle for the Federal Savings & Loan Insurance Corporation. The annualized assessment rate for the first quarter of fiscal 2016 is .60% of the assessment base and is adjusted quarterly. These assessments will continue until the bonds mature in 2019.

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

The Community Reinvestment Act

The Community Reinvestment Act of 1977 (“CRA”) and its implementing regulations provide an incentive for regulated financial institutions to meet the credit needs of their local community or communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of such financial institutions. The regulations provide that the appropriate regulatory authority will assess reports under CRA in connection with applications for establishment of domestic branches, acquisitions of banks or mergers involving bank holding companies. An unsatisfactory rating under CRA may serve as a basis to deny an application to acquire or establish a new bank, to establish a new branch or to expand banking services. As of December 31, 2015, the Bank had a “satisfactory” rating under CRA.

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

Effect of Governmental Policies

The Company and the Bank are affected by the policies of regulatory authorities, including the Federal Reserve, the FDIC, and the MDBCF. An important function of the Federal Reserve is to regulate the national money supply. Among the instruments of monetary policy used by the Federal Reserve are: (i) purchases and sales of U.S. government and other securities in the marketplace; (ii) changes in the discount rate, which is the rate any depository institution must pay to borrow from the Federal Reserve; (iii) changes in the reserve requirements of depository institutions; and (iv) indirectly, changes in the federal funds rate, which is the rate at which depository institutions lend money to each other overnight. These instruments are intended to influence economic and monetary growth, interest rate levels, and inflation.

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

Other Proposals

Bills occasionally are introduced in the United States Congress and the Mississippi State Legislature and other state legislatures, and regulations occasionally are proposed by the Company’s regulatory agencies, any of which could affect our businesses, financial results, and financial condition of the Company or the Bank. Generally it cannot be predicted whether or in what form any particular proposals will be adopted or the extent to which the Company and the Bank may be affected.

Summary

The foregoing discussion sets forth certain material elements of the regulatory framework applicable to the Company and the Bank. This discussion is a brief summary of the regulatory environment in which the Company and its subsidiaries operate and is not designed to be a complete discussion of all statutes and regulations affecting such operations. Regulation of financial institutions is intended primarily for the protection of depositors, the deposit insurance fund and the banking system, and generally is not intended for the protection of shareholders. Changes in applicable laws, and their application by regulatory agencies, cannot necessarily be predicted, but could have a material effect on the business and results of the Company and its subsidiaries.

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

Distribution of Assets, Liabilities and Shareholders’ Equity and Interest Rates and Differentials

Net Interest Income, the difference between Interest Income and Interest Expense, is the most significant component of the Company’s earnings. For interest analytical purposes, Management adjusts Net Interest Income to a “taxable equivalent” basis using a Federal Income Tax rate of 34% in 2015, 2014 and 2013 on tax-exempt items (primarily interest on municipal securities).

Another significant statistic in the analysis of Net Interest Income is the net yield on earning assets. The net yield is the difference between the rate of interest earned on earning assets and the effective rate paid for all funds, non-interest bearing as well as interest bearing. Since a portion of the Bank’s deposits do not bear interest, such as demand deposits, the rate paid for all funds is lower than the rate on interest bearing liabilities alone.

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

Further information concerning the provision for loan losses and the allowance for loan losses is presented in “Management’s Discussion and Analysis” in Item 7 of this Annual Report on Form 10-K and in “Note A–Business and Summary of Significant Accounting Policies” to the 2015 Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Return on Equity and Assets

The Company’s results and key ratios for 2011 – 2015 are summarized in the “Selected Financial Data” in Item 6 and “Management’s Discussion and Analysis” in Item 7 of this Annual Report on Form 10-K.

The Company’s dividend payout ratio for the years ended December 31, 2015, 2014 and 2013, was as follows:

For the Years Ended December 31,	2015	2014	2013

(5%)

Dividends were paid in June 2014 when the Company recorded net income.

SCHEDULE I-A

Distribution of Average Assets, Liabilities and Shareholders’ Equity (1) (In thousands)

For the Years Ended December 31,	2015	2014	2013

ASSETS:

Cash and due from banks	$32,252	$29,412	$31,271

Available for sale securities:
Taxable securities	184,458	225,742	247,097
Non-taxable securities	27,744	34,360	36,605
Other securities	2,466	4,065	2,316

Held to maturity securities:
Taxable securities	452
Non-taxable securities	17,645	13,696	9,936

Other investments	2,744	2,962	3,262

Net loans (2)	347,014	353,216	395,240

Balances due from depository institutions	11,221	7,305	26,306

Other assets	56,279	62,847	59,503

TOTAL ASSETS	$682,275	$733,605	$811,536

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Non-interest bearing deposits	$119,046	$108,786	$109,695
Interest bearing deposits	424,704	447,670	551,628

Total deposits	543,750	556,456	661,323

Other liabilities	44,570	74,691	43,957

Total liabilities	588,320	631,147	705,280

Shareholders’ equity	93,955	102,458	106,256

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$682,275	$733,605	$811,536

(1) All averages are computed on a daily basis.

(2) Gross loans and discounts, net of unearned income and allowance for loan losses.

SCHEDULE I-B

Average (1) Amount Outstanding for Major Categories of Interest Earning Assets

And Interest Bearing Liabilities (In thousands)

For the Years Ended December 31,	2015	2014	2013

INTEREST EARNING ASSETS:

Loans (2)	$356,294	$362,649	$405,463

Balances due from depository institutions	11,221	7,305	26,306

Available for sale securities:
Taxable securities	184,458	225,742	247,097
Non-taxable securities	27,744	34,360	36,605
Other securities	2,466	4,065	2,316

Held to maturity securities:
Taxable securities	452
Non-taxable securities	17,645	13,696	9,936

TOTAL INTEREST EARNING ASSETS	$600,280	$647,817	$727,723

INTEREST BEARING LIABILITIES:

Savings and negotiable interest bearing deposits	$349,782	$358,106	$428,430

Time deposits	74,923	89,564	123,198

Other borrowed funds	25,519	56,849	27,293

TOTAL INTEREST BEARING LIABILITIES	$450,224	$504,519	$578,921

(1) All averages are computed on a daily basis.

(2) Net of unearned income. Includes nonaccrual loans

SCHEDULE I-C

Interest Earned or Paid on Major Categories of Interest Earning Assets

And Interest Bearing Liabilities (In thousands)

For the Years Ended December 31,	2015	2014	2013

INTEREST EARNED ON:

Loans (1)	$14,759	$16,055	$18,927

Balances due from depository institutions	63	21	69

Available for sale securities:
Taxable securities	3,178	4,502	4,407
Non-taxable securities	1,338	1,889	1,946
Other securities	22	18	29

Held to maturity securities:
Taxable securities	9
Non-taxable securities	600	474	363

TOTAL INTEREST EARNED (1)	$19,969	$22,959	$25,741

INTEREST PAID ON:

Savings and negotiable interest bearing deposits	$306	$274	$337

Time deposits	371	937	919

Other borrowed funds	198	230	191

TOTAL INTEREST PAID	$875	$1,441	$1,447

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% for 2015, 2014 and 2013.

SCHEDULE I-D

Average Interest Rate Earned or Paid for Major Categories of

Interest Earning Assets And Interest Bearing Liabilities

For the Years Ended December 31,	2015	2014	2013

AVERAGE RATE EARNED ON:

Loans	4.14%	4.43%	4.67%

Balances due from depository institutions	.56%	.29%	.26%

Available for sale securities:
Taxable securities	1.72%	1.99%	1.78%
Non-taxable securities	4.82%	5.50%	5.32%
Other securities	.89%	.44%	1.25%

Held to maturity securities:
Taxable securities	1.99%
Non-taxable securities	3.40%	3.46%	3.65%

TOTAL (weighted average rate)(1)	3.33%	3.54%	3.54%

AVERAGE RATE PAID ON:

Savings and negotiable interest bearing deposits	.09%	.08%	.08%

Time deposits	.50%	1.05%	.75%

Other borrowed funds	.78%	.40%	.70%

TOTAL (weighted average rate)	.19%	.29%	.25%

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% for 2015, 2014 and 2013.

SCHEDULE I-E

Net Interest Earnings and Net Yield on Interest Earning Assets

(In thousands, except percentages)

For the Years Ended December 31,	2015	2014	2013

Total interest income (1)	$19,969	$22,959	$25,741

Total interest expense	875	1,441	1,447

Net interest earnings	$19,094	$21,518	$24,294

Net yield on interest earning assets	3.18%	3.32%	3.34%

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% for 2015, 2014 and 2013.

SCHEDULE I-F

Analysis of Changes in Interest Income and Interest Expense

(In thousands)

For the Years Ended December 31,	2015	2014	Increase (Decrease)	Volume	Rate	Rate/Volume

INTEREST EARNED ON:

Loans (1)(2)	$14,759	$16,055	$(1,296)	$(281)	$(1,033)	$18

Balances due from depository institutions	63	21	42	11	20	11

Available for sale securities:
Taxable securities	3,178	4,502	(1,324)	(823)	(613)	112
Non-taxable securities	1,338	1,889	(551)	(364)	(232)	45
Other securities	22	18	4	(7)	18	(7)

Held to maturity securities:
Taxable securities	9		9	9
Non-taxable securities	600	474	126	152	(20)	(6)

TOTAL INTEREST EARNED (3)	$19,969	$22,959	$(2,990)	$(1,303)	$(1,860)	$173

INTEREST PAID ON:

Savings and negotiable interest bearing deposits	$306	$274	$32	$(6)	$39	$(1)

Time deposits	371	937	(566)	(153)	(493)	80

Other borrowed funds	198	230	(32)	(127)	211	(116)

TOTAL INTEREST PAID	$875	$1,441	$(566)	$(286)	$(243)	$(37)

(1) Loan fees of $333 and $557 for 2015 and 2014, respectively, are included in these figures.

(2) Includes interest on nonaccrual loans.

(3) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% for 2015 and 2014.

SCHEDULE I-F (continued)

Analysis of Changes in Interest Income and Interest Expense

(In thousands)

For the Years Ended December 31,	2014	2013	Increase (Decrease)	Volume	Rate	Rate/Volume

INTEREST EARNED ON:

Loans (1)(2)	$16,055	$18,927	$(2,872)	$(1,998)	$(977)	$103

Balances due from depository institutions	21	69	(48)	(50)	7	(5)

Available for sale securities:
Taxable securities	4,502	4,407	95	(380)	520	(45)
Non-taxable securities	1,889	1,946	(57)	(119)	66	(4)
Other securities	18	29	(11)	22	(19)	(14)

Held to maturity securities:
Non-taxable securities	474	363	111	137	(19)	(7)

TOTAL INTEREST EARNED (3)	$22,959	$25,741	$(2,782)	$(2,388)	$(422)	$28

INTEREST PAID ON:

Savings and negotiable interest bearing deposits	$274	$337	$(63)	$(59)	$(9)	$5

Time deposits	937	919	18	(251)	370	(101)

Other borrowed funds	230	191	39	207	(81)	(87)

TOTAL INTEREST PAID	$1,441	$1,447	$(6)	$(103)	$280	$(183)

(1) Loan fees of $557 and $911 for 2014 and 2013, respectively, are included in these figures.

(2) Includes interest on nonaccrual loans.

(3) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% for 2014 and 2013.

SCHEDULE II-A

Book Value of Securities Portfolio

(In thousands)

December 31,	2015	2014	2013

Available for sale securities:

U.S. Treasuries, U.S. Government agencies and Mortgage-backed securities	$178,430	$183,460	$239,779

States and political subdivisions	23,727	31,012	35,011

Other securities	650	650	650

Total	$202,807	$215,122	$275,440

Held to maturity securities:

States and political subdivisions	$17,507	$17,784	$11,142

Corporate bonds	1,518

Total	$19,025	$17,784	$11,142

SCHEDULE II-B

Maturity Securities Portfolio at December 31, 2015

And Weighted Average Yields of Such Securities

(In thousands, except percentage data)

	Maturity
	Within one year		After one year but within five years		After five years but within ten years		After ten years

December 31,	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Available for sale securities:

U.S. Treasuries, U.S. Government agencies and Mortgage-backed securities	$13,018	1.10%	$79,926	1.29%	$28,373	2.42%	$57,113	2.51%

States and political subdivisions	1,933	3.50%	10,617	3.55%	9,535	3.67%	1,642	3.98%

Other securities							650	2.00%

Total	$14,951	1.87%	$90,543	1.89%	$37,908	2.84%	$59,405	2.56%

Held to maturity securities:

States and political subdivisions	$512	2.29%	$5,763	2.69%	$7,520	2.63%	$3,712	2.89%

Corporate bonds			1,518	5.88%

Total	$512	2.29%	$7,281	3.86%	$7,520	2.63%	$3,712	2.89%

Note: The weighted average yields are calculated on the basis of cost. Average yields on investments in states and political subdivisions are based on their contractual yield. Available for sale securities are stated at fair value and held to maturity securities are stated at amortized cost.

SCHEDULE III-A

Loan Portfolio

Loans by Type Outstanding (1) (In thousands)

December 31,	2015	2014	2013	2012	2011

Real estate, construction	$36,347	$44,129	$64,390	$79,924	$90,068

Real estate, mortgage	243,540	266,158	259,082	298,283	286,502

Loans to finance agricultural production	30	1,230	726	43	1,164

Commercial and industrial	50,520	37,441	42,653	43,328	43,079

Loans to individuals for household, family and other consumer expenditures	6,548	7,538	7,139	7,933	8,327

Obligations of states and political subdivisions	428	5,462	1,023	1,248	2,840

All other loans	144	449	336	324	427

Total	$337,557	$362,407	$375,349	$431,083	$432,407

(1)	No foreign debt outstanding.

SCHEDULE III-B

Maturities and Sensitivity to Changes in

Interest Rates of the Loan Portfolio as of December 31, 2015

(In thousands)

	Maturity
December 31,	One year or less	Over one year through 5 years	Over 5 years	Total

Real estate, construction	$7,822	$12,891	$15,634	$36,347

Real estate, mortgage	33,150	86,940	123,450	243,540

Loans to finance agricultural production	30			30

Commercial and industrial	32,829	15,351	2,340	50,520

Loans to individuals for household, family and other consumer expenditures	2,551	3,660	337	6,548

Obligations of states and political subdivisions	415	13		428

All other loans	144			144

Total	$76,941	$118,855	$141,761	$337,557

Loans with pre-determined interest rates	$47,143	$81,667	$47,821	$176,631

Loans with floating interest rates	29,798	37,188	93,940	160,926

Total	$76,941	$118,855	$141,761	$337,557

SCHEDULE III-C

Non-Performing Loans (In thousands)

December 31,	2015	2014	2013	2012	2011

Loans accounted for on a nonaccrual basis (1)	$15,186	$33,298	$26,171	$53,891	$57,592

Loans which are contractually past due 90 or more days as to interest or principal payment, but are not included above	146	763	651	1,445	1,832

(1) The Bank places loans on a nonaccrual status when, in the opinion of Management, they possess sufficient uncertainty as to timely collection of interest or principal so as to preclude the recognition in reported earnings of some or all of the contractual interest. See “Note A – Business and Summary of Significant Accounting Policies” and “Note C – Loans” to the 2015 Consolidated Financial Statements in Item 8 in this Annual Report on Form 10-K for discussion of impaired loans.

SCHEDULE IV-A

Summary of Loan Loss Expenses

(In thousands, except percentage data)

December 31,	2015	2014	2013	2012	2011

Average amount of loans outstanding (1)(2)	$356,294	$362,649	$405,463	$430,205	$405,367

Balance of allowance for loan losses at beginning of period	$9,206	$8,934	$8,857	$8,136	$6,650

Loans charged-off:

Commercial, financial and agricultural	275	4,930	499	448	22

Consumer and other	3,833	2,800	9,623	3,228	1,650

Total loans charged-off	4,108	7,730	10,122	3,676	1,672

Recoveries of loans:

Commercial, financial and agricultural	19	277	126	23	14

Consumer and other	371	321	412	110	209

Total recoveries	390	598	538	133	223

Net loans charged-off	3,718	7,132	9,584	3,543	1,449

Provision for loan losses charged to operating expense	2,582	7,404	9,661	4,264	2,935

Balance of allowance for loan losses at end of period	$8,070	$9,206	$8,934	$8,857	$8,136

Ratio of net charge-offs during period to average loans outstanding	1.04%	1.97%	2.36%	0.82%	0.36%

(1)	Net of unearned income.
(2)	Includes nonaccrual loans.

SCHEDULE IV-B

Allocation of the Allowance for Loan Losses

(In thousands except percentage data)

	2015		2014		2013		2012		2011
December 31,	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans

Real estate, construction	$778	11	$1,110	12	$1,470	17	$1,167	18	$2,018	20

Real estate, mortgage	5,964	70	7,182	73	5,825	68	5,648	69	5,185	65

Loans to finance agricultural production	1	1	2	1		1		1	10	1

Commercial and industrial	1,075	14	587	10	1,338	11	1,760	9	629	10

Loans to individuals for household, family and other consumer expenditures	247	2	282	2	289	1	273	1	264	2

Obligations of states and political subdivisions		1		1		1		1		1

All other loans	5	1	43	1	12	1	9	1	30	1

Total	$8,070	100	$9,206	100	$8,934	100	$8,857	100	$8,136	100

SCHEDULE V

Summary of Average Deposits and Their Yields

(In thousands, except percentage data)

	2015		2014		2013
Years Ended December 31,	Amount	Rate	Amount	Rate	Amount	Rate

Demand deposits in domestic offices	$119,046	N/A	$108,786	N/A	$109,695	N/A

Negotiable interest bearing deposits in domestic offices	295,238	.07%	306,904	.08%	378,595	.08%

Savings deposits in domestic offices	54,543	.05%	51,202	.05%	49,835	.05%

Time deposits in domestic offices	74,923	.50%	89,564	1.05%	123,198	.75%

Total	$543,750	.33%	$556,456	.83%	$661,323	.64%

Certificates of deposit in amounts of $100,000 or more by the amount of time remaining until maturity as of December 31, 2015, are as follows (in thousands):

Remaining maturity:

3 months or less	$14,844
Over 3 months through 6 months	4,194
Over 6 months through 12 months	7,501
Over 12 months	8,850

Total	$35,389

SCHEDULE VI

Short Term Borrowings

(In thousands, except percentage data)

	2015	2014	2013

Balance, December 31,	$10,000	$30,000	$70,000

Weighted average interest rate at December 31,	.55%	.08%	.19%

Maximum outstanding at any month-end during year	$48,634	$94,965	$87,703

Average amount outstanding during year	$25,680	$56,849	$27,293

Weighted average interest rate	.78%	.40%	.70%

Note: Short term borrowings include federal funds purchased from other banks and short term borrowings from the Federal Home Loan Bank.

SCHEDULE VII

Interest Sensitivity/Gap Analysis

(In thousands)

December 31, 2015:	0 - 3 Months	4 - 12 Months	1 - 5 Years	Over 5 Years		Total

ASSETS:

Loans (1)	$160,829	$38,887	$79,179		$43,476	$322,371

Available for sale securities	5,423	9,528	90,542		97,314	202,807

Held to maturity securities	280	232	7,281		11,232	19,025

Totals	$166,532	$48,647	$177,002		$152,022	$544,203

FUNDING SOURCES:

Interest bearing deposits	$338,118	$25,143	$26,703	$		$389,964

Borrowings from FHLB	10,083	240	5,891		2,195	18,409

Totals	$348,201	$25,383	$32,594		$2,195	$408,373

REPRICING/MATURITY GAP:

Period	$(181,669)	$23,264	$144,408		$149,827

Cumulative	(181,669)	(158,405)	(13,997)		135,830

Cumulative Gap/Total Assets	(28.34%)	(24.71%)	(2.18%)		21.19%

(1) Amounts stated include fixed and variable rate loans that are still accruing interest. Variable rate loans are included in the next period in which they are subject to a change in rate. The principal portions of scheduled payments on fixed instruments are included in the period in which they become due or mature.

Capital Resources

Information about the Company’s capital resources is included in “Note J – Shareholders’ Equity” to the 2015 Consolidated Financial Statements in this Annual Report on Form 10-K.

ITEM 1a - RISK FACTORS

An investment in the Company’s stock involves a number of risks. Investors should carefully consider the following risks as well as the other information in this Annual Report on Form 10-K and the documents incorporated by reference before making an investment decision. The realization of any of the risks described below could have a material adverse effect on the Company and the price of its common stock.

RISKS RELATING TO THE COMPANY’S BUSINESS

Greater than expected loan losses may adversely affect the Company’s earnings.

The Company’s investment and loan portfolio subject the Company to credit risk. Credit losses are always inherent in the banking business but the continuing challenging economic environment in the Company’s trade area presents even more exposure to loss. The Company makes various assumptions and judgments about the collectibility of its loan portfolio and provides an allowance for loan losses based on a number of factors. The Company believes that its current allowance for loan losses is adequate and appropriate. However, if the Company’s assumptions or judgments prove to be incorrect, the allowance for loan losses may not be sufficient to cover actual loan losses. In the event that our loan customers do not repay their loans according to the terms of the loans, and the collateral securing the repayment of these loans is insufficient to cover any remaining loan balances, the Company could experience significant loan losses or increase the provision for loan losses or both, which could have a material adverse effect on its operating results. In fact, these conditions were a significant cause of the net losses experienced by the Company in 2013, 2014 and 2015. The actual amount of future provisions for loan losses cannot be determined at this time and may vary from the amounts of past provisions.

The Company has a high concentration of loans secured by real estate, and a greater downturn in the real estate market could materially and adversely affect earnings.

A significant portion of the Company’s loan portfolio is dependent on real estate. At December 31, 2015, approximately 75% of the Company’s loans had real estate as a primary or secondary component of collateral. The collateral in each case provides an alternate source of repayment if the borrower defaults and may deteriorate in value during the time the credit is extended. Further deterioration in the value of real estate generally or in the Company’s trade area specifically could significantly impair the value of the collateral and restrict the ability to sell the collateral upon foreclosure. Furthermore, it is likely that the Company would be required to increase the provision for loan losses. If the Company were required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate value or to increase the allowance for loan losses, the Company’s profitability and financial condition could be adversely impacted.

The Company has a high concentration of exposure to a number of industries.

The Company has concentrations of loan exposure to the hotel/motel and gaming industries. At December 31, 2015, these exposures were approximately $39,460,000 and $31,655,000 or 12% and 9%, respectively, of the total loan portfolio. Economic conditions have negatively impacted tourism, which is one of the major factors for success in these industries. Given the size of these relationships, a significant loss in either of these portfolios could materially and adversely affect the Company’s earnings.

The continuing economic downturn or a natural disaster, especially one affecting the Company’s trade area, could adversely affect the Company.

The Company’s trade area includes the Mississippi Gulf Coast and portions of southeast Louisiana and southwest Alabama. With the exception of a number of credits that are considered out of area, the Company’s credit exposure is generally limited to the Mississippi Gulf Coast. Although the national economy has shown signs of improvement, local conditions appear to be lagging this trend. As a result, the Company is at risk from continuing adverse business developments in its trade area, including declining real estate value, increasing loan delinquencies, personal and business bankruptcies and unemployment rates. The recent decline in oil prices has effected the economy in southeast Louisiana and may negatively impact the entire trade area. The Company is also at risk to weather-related disasters including hurricanes, floods and tornadoes. If the economy in the Company’s trade area experiences a natural disaster or worsening economic conditions, our operating results could be negatively impacted.

Current economic factors could negatively impact the Company’s liquidity.

In addition to funds provided by its banking activities such as deposits, loan payments and proceeds from the maturity of investment securities, the Company’s liquidity needs have traditionally been met through the purchase of federal funds, often on an unsecured basis, and advances from the Federal Home Loan Bank (“FHLB”). Disruption in the financial markets in previous years negatively impacted the availability of these unsecured funds. As a result, the Company increased its borrowing lines with the FHLB and secured approval to participate in the Federal Reserve’s Discount Window Primary Credit Program.

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

The Company’s profitability is dependent to a large extent on net interest income, which is the difference between interest income on interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. The Company is asset sensitive to market interest rates, as its assets reprice more quickly to changes in interest rates than do its liabilities. Interest rates dropped by the unprecedented amount of 400 basis points during 2008 as the Federal Reserve, through its Federal Open Market

Committee, attempted to stabilize the financial markets, reduce the effects of the recession and stimulate the economy. These actions taken by the Federal Reserve continued to impact the Company’s earnings in 2015. During December of 2015, the Federal Reserve increased the discount rate 25 basis points with the fed funds and prime interest rates increasing as a result. Discount or fed funds rate changes that occur in 2016 may affect the Company’s earnings in the current year and/or in the future.

Changes in the policies of monetary authorities and other government action could adversely affect the Company’s profitability.

Many factors affect the demand for loans and the ability to attract deposits, including changes in government economic and monetary policies, particularly by the Federal Reserve, modifications to tax, banking and credit laws and regulations, national, state and local economic growth rates and employment rates. Previous legislation such as Emergency Economic Stabilization Act of 2008 (“EESA”) and American Recovery and Reinvestment Act of 2009 (“ARRA”) were passed to address issues facing certain financial institutions, improve the general availability of credit for consumers and businesses, stimulate the national economy and promote long-term growth and stability. Further regulation impacting the Company and its operations include The Dodd-Frank Act, which was passed to increase transparency, accountability and oversight over financial firms and products as well as to provide protection to consumers. The new capital requirements under BASEL III raise minimum capital requirements, change the definition of capital, create a capital conservation buffer and increase risk weights for certain assets and exposures. There can be no assurance that EESA, ARRA, Dodd-Frank or BASEL III will achieve their intended purposes. Furthermore, their failure could result in continuing or worsening economic and market conditions, and this could adversely affect our operations.

The Company is subject to regulation by various federal and state entities.

The Company is subject to the regulations of the SEC, the Federal Reserve Board, the FDIC and the MDBCF. New regulations issued by these agencies, including but not limited to those relating to the Patriot Act, the Bank Secrecy Act, The Dodd-Frank Act and the Consumer Financial Protection Bureau, may adversely affect the Company’s ability to carry on its business activities. The Company is also subject to various other federal and state laws and certain changes in these laws and regulations may adversely affect the Company’s operations. Noncompliance with certain of these regulations may impact the Company’s business plans or result in sanctions by regulatory agencies and/or civil money penalties, which could have a material adverse effect on the Company’s business, financial condition and results of operations. While the Company has policies and procedures designed to prevent any such violations, it cannot assure that such violations will be prevented.

The Company is also subject to laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, as well as the accounting rules and regulations of the SEC and the Financial Accounting Standards Board. Changes in accounting rules could adversely affect the reported financial statements or results of operations of the Company and may also require additional effort or cost to implement.

The Dodd-Frank Act and other legislative and regulatory initiatives relating to the financial services industry could materially affect the Company’s results of operations, financial condition, liquidity or the market price of the Company’s Common Stock.

The Dodd-Frank Act, as implemented by the regulations currently being promulgated by various federal regulatory agencies, along with other regulatory initiatives relating to the financial services industry, could materially affect the Company’s results of operations, financial condition, liquidity or the market price of the Company’s common stock. The Company is unable to completely evaluate these potential effects at this time. It is also possible that these measures could adversely affect the creditworthiness of counterparties, which could increase the Company’s risk profile.

The Company may be subject to more stringent capital and liquidity requirements which would adversely affect its net income and future growth.

The Dodd-Frank Act applies the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies, which, among other things, will change the way in which hybrid securities, such as trust preferred securities, are treated for purposes of determining a bank holding company’s regulatory capital. On June 14, 2011, the federal banking agencies published a final rule regarding minimum leverage and risk-based capital requirements for banks and bank holding companies consistent with the requirements of Section 171 of the Dodd-Frank Act. For a more detailed description of the minimum capital requirements see “Supervision and Regulation – Capital Standards”. The Dodd-Frank Act also increased regulatory oversight, supervision and examination of banks, bank holding companies and their respective subsidiaries by the appropriate regulatory agency. These requirements, and any other new regulations, could adversely affect the Company’s ability to pay dividends, or could require the Company to reduce business levels or to raise capital, including in ways that may adversely affect the Company’s results of operations or financial condition.

In addition, on September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on the calibration and phase-in arrangements for a strengthened set of capital requirements, known as Basel III. In 2013, regulators adopted enhancements to U.S. capital standards based on Basel III. The revised standards create a new emphasis on Tier 1 common equity, modify eligibility criteria for regulatory capital instruments, and modify the methodology for calculating risk-weighted assets. The revised standards require the following:

•

Tier 1 Common Equity. For all supervised financial institutions, including the Company and the Bank, the ratio of Tier 1 common equity to risk-weighted assets (“Tier 1 Common Equity Capital ratio”) must be at least 4.5%. To be “well capitalized” the Tier 1 Common Equity Capital ratio must be at least 6.5%. If a capital conservation buffer of an additional 2.5% above the minimum 4.5% (or 7% overall) is not maintained, special restrictions would apply to capital distributions, such as dividends and stock repurchases, and on certain compensatory bonuses. Tier 1 common equity capital consists of core components of Tier 1 capital: common stock plus retained earnings net of goodwill, other intangible assets, and certain other required deduction items.

•

Tier 1 Capital Ratio. For all banking organizations, including the Bank, the ratio of Tier 1 capital to risk-weighted assets must be at least 6%. The threshold is raised from the current 4%, and the risk-weighting method is changed as mentioned above. To be “well capitalized” the Tier 1 capital ratio must be at least 8%.

•

Total Capital Ratio. For all supervised financial institutions, including the Company and the Bank, the ratio of total capital to risk-weighted assets must be at least 8%. Although this threshold is unchanged from current requirements, as mentioned above the method for risk-weighting assets has been changed. As a result of that method change, many banks could have experienced a reduction in this ratio if the change had been effective immediately when the rules were adopted.

•	Leverage Ratio – Base. For all banking organizations, including the Bank, the leverage ratio must be at least 4%. To be “well capitalized” the leverage ratio must be at least 5%.

•

Leverage Ratio – Supplemental. For the largest internationally active banking organizations, not including the Bank, a minimum supplementary leverage ratio must be maintained that takes into account certain off-balance sheet exposures.

The revised standards took effect on January 1, 2014 for the larger, so-called advanced-approaches institutions, and on January 1, 2015 for all other institutions, including the Company and the Bank. The capital conservation buffer requirement is subject to a phase-in period.

Future increases in minimum capital requirements could adversely affect the Company’s net income. Furthermore, the Company’s failure to comply with the minimum capital requirements could result in regulators taking formal or informal actions against the Company which could restrict future growth or operations.

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

The Company’s stock price can be volatile.

Stock price volatility may make it more difficult for you to sell your common stock when you want and at prices you find attractive. The Company’s stock price can fluctuate significantly in response to a variety of factors including, among other things:

•	actual or anticipated variations in quarterly results of operations;

•	recommendations by securities analysts;

•	operating and stock price performance of other companies that investors deem comparable to the Company;

•	news reports relating to trends, concerns and other issues in the banking and financial services industry;

•	perceptions in the marketplace regarding the Company or its competitors;

•	new technology used, or services offered, by competitors;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving the Company or its competitors;

•	failure to integrate acquisitions or realize anticipated benefits from acquisitions;

•	changes in government regulations; and

•	geopolitical conditions such as acts or threats of terrorism or military conflicts.

Additionally, general market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause the Company’s stock price to decrease regardless of operating results.

The trading volume in the Company’s common stock is less than that of other larger bank holding companies.

The Company’s common stock is listed for trading on The NASDAQ Capital Market. The average daily trading volume in the Company’s common stock is low, generally less than that of many of its competitors and other larger bank holding companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of the Company’s common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the Company has no control. Given the lower trading volume of the Company’s common stock, significant sales of the Company’s common stock, or the expectation of these sales, could cause volatility in the price of the Company’s common stock.

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

Since the Company is a holding company with no significant assets other than the Bank, the Company has no material source of funds other than dividends received from the Bank. Therefore, the ability to pay dividends to the shareholders will depend on the Bank’s ability to pay dividends to the Company. Moreover, banks and bank holding companies are both subject to certain federal and state regulatory restrictions on cash dividends. Currently, the Federal Reserve, the FDIC and the MDBCF must approve the declaration and payment of dividends by the Company and the Bank, respectively.

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

ITEM 3 - LEGAL PROCEEDINGS

Information relating to legal proceedings is included in “Note M – Contingencies” to the 2015 Consolidated Financial Statements which is in Item 8 in this Annual Report on Form 10-K.

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

At December 31, 2015, there were 464 holders of the common stock of the Company. The Company’s stock is traded under the symbol PFBX and is quoted in publications under “PplFnMS”.

The following table sets forth the high and low sale prices of the Company’s common stock as reported on the NASDAQ Capital Market.

Year	Quarter	High	Low	Dividend Per share

2015	1st	$12.44	$10.00	$
	2nd	10.99	9.21
	3rd	11.15	9.31
	4th	9.85	8.90

2014	1st	$13.75	$12.91	$
	2nd	13.75	12.12		.10
	3rd	13.66	12.86
	4th	13.59	12.35

ITEM 6 - SELECTED FINANCIAL DATA (In thousands except per share data)

	2015	2014	2013	2012	2011
Balance Sheet Summary

Total assets	$641,004	$668,895	$762,264	$804,912	$804,152
Available for sale securities	202,807	215,122	275,440	258,875	278,918
Held to maturity securities	19,025	17,784	11,142	7,125	1,428
Loans, net of unearned discount	337,557	362,407	375,349	431,083	432,407
Deposits	512,707	392,714	428,558	475,719	468,439
Borrowings from FHLB	18,409	38,708	77,684	7,912	53,324
Shareholders’ equity	91,839	94,951	99,147	110,754	109,452

Summary of Operations
Interest income	$19,311	$22,156	$24,956	$24,628	$25,033
Interest expense	875	1,441	1,447	2,067	3,178

Net interest income	18,436	20,715	23,509	22,561	21,855
Provision for loan losses	2,582	7,404	9,661	4,264	2,935

Net interest income after provision for loan losses	15,854	13,311	13,848	18,297	18,920
Non-interest income	6,898	8,619	9,067	9,529	9,860
Non-interest expense	28,106	27,208	25,654	25,277	28,781

Income (loss) before taxes	(5,354)	(5,278)	(2,739)	2,549	(1)
Applicable income taxes	(762)	4,726	(2,201)	(92)	(1,204)

Net income (loss)	$(4,592)	$(10,004)	$(538)	$2,641	$1,203

Per Share Data
Basic and diluted earnings per share	($.90)	($1.95)	($.10)	$.51	$.23
Dividends per share		.10		.20	.19
Book value	17.93	18.53	19.35	21.56	21.31
Weighted average number of shares	5,123,186	5,123,186	5,128,889	5,136,918	5,136,918

Selected Ratios
Return on average assets	(.69%)	(1.38%)	(.07%)	0.32%	0.15%
Return on average equity	(4.92%)	(10.31%)	(.51%)	2.40%	1.14%
Primary capital to average assets	15.06%	14.38%	13.64%	14.71%	14.59%
Risk-based capital ratios:
Tier 1	20.58%	20.70%	21.54%	20.04%	19.61%
Total	21.83%	21.95%	22.79%	21.29%	20.86%

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Peoples Financial Corporation (the “Company”) is a one-bank holding company headquartered in Biloxi, Mississippi. The following presents Management’s discussion and analysis of the consolidated financial condition and results of operations of the Company and its consolidated subsidiaries for the years ended December 31, 2015, 2014 and 2013. These comments highlight the significant events for these years and should be considered in combination with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in this annual report.

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

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) issued new accounting standards updates in 2015, which have been disclosed in Note A to the Consolidated Financial Statements. The Company does not expect that these updates will have a material impact on its financial position or results of operations.

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

The Company incurred a net loss of $4,592,000 for 2015 compared with a net loss of $10,004,000 for 2014 and a net loss of $538,000 for 2013. Results in 2015 were primarily impacted by a decrease in net interest income and non-interest income and an increase non-interest expense, which were partially offset by a decrease in the provision for the allowance for loan losses and income tax expense, as compared with 2014. Results in 2014 included a decrease in net interest income, a decrease in non-interest income, an increase in non-interest expense and an increase in income tax expense, which were partially offset by a decrease in the provision for the allowance for loan losses, as compared with 2013.

Managing the net interest margin in the Company’s highly competitive market continues to be very challenging. Net interest income was impacted primarily by the decrease in interest income on loans of $1,296,000 and the decrease in interest income on taxable available for sale securities of $1,324,000 for 2015 as compared with 2014. The decrease in interest income on loans was primarily the result of a loan with an original balance of $20,000,000 on which the contractual rate is below the weighted average rate of other loans, which decreased the yield on average loans. The decrease in interest income on taxable available for sales securities is the result of shorter durations, and therefore lower yields, on new investments, in anticipation of rising rates. Net interest income was impacted primarily by the decrease in interest income on loans of $2,872,000 for 2014 as compared with 2013 primarily as the result of the decrease in average loans as principal payments, maturities, charge-offs and foreclosures on existing loans significantly exceeded new loans. Results in 2013 also included $1,523,000 in interest and fees from the sale of a nonaccrual loan.

Monitoring asset quality, estimating potential losses in our loan portfolio and addressing non-performing loans continue to be emphasized as the local economy has negatively impacted collateral values and borrowers’ ability to repay their loans. The Company’s nonaccrual loans totaled $15,186,000, $33,298,000 and $26,171,000 at December 31, 2015, 2014 and 2013, respectively. Most of these loans are collateral-dependent, and the Company has rigorously evaluated the value of its collateral to determine potential losses. The Company is working diligently to address and reduce its non-performing assets, and some stability in collateral values has occurred. The provision for the allowance for loan losses was $2,582,000, $7,404,000 and $9,661,000 for 2015, 2014 and 2013, respectively.

Non-interest income decreased $1,721,000 for 2015 as compared with 2014 results and $448,000 for 2014 as compared with 2013 results. Service charges on deposit accounts decreased $1,637,000 for 2015 as compared with 2014 and decreased $336,000 for 2014 as compared with 2013 primarily as a result of decreased ATM fee income.

Non-interest expense increased $898,000 for 2015 as compared with 2014 and $1,554,000 for 2014 as compared with 2013. Results for 2015 were impacted by a loss of $1,695,000 from the credit impairment of a municipal security. The increase for 2015 as compared with 2014 was also the result of the increase in ORE expenses of $654,000, partially offset by decreases in salaries and employee benefits of $309,000 and ATM expenses of $1,226,000 as compared with 2014. The increase for 2014 as compared with 2013 was the result of the increase in salaries and employees benefits of $457,000 and the increase in ORE expense of $647,000 as compared with 2013.

The Company recorded an income tax benefit of $762,000 for 2015 relating to change in the valuation allowance. The Company recorded income tax expense of $4,726,000 for 2014 as compared with an income tax benefit of $2,201,000 for 2013 as a result of establishing a valuation allowance of $8,140,000 based on an evaluation of the Company’s deferred tax assets in 2014.

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

2015 as compared with 2014

The Company’s average interest-earning assets decreased approximately $47,537,000, or 7%, from approximately $647,817,000 for 2014 to approximately $600,280,000 for 2015. The Company’s average balance sheet decreased primarily as decreased public funds enabled us to reduce our investment in securities. The average yield on interest-earning assets was 3.54% for 2014 compared with 3.33% for 2015. The yield on average loans decreased in 2015 as compared with 2014 as discussed in the Overview. The yield on taxable available for sale securities decreased from 1.99% for 2014 to 1.72% for 2015 as recent investment purchases have shorter durations, and therefore lower yields, in anticipation of rising rates.

Average interest-bearing liabilities decreased approximately $54,295,000, or 11%, from approximately $504,519,000 for 2014 to approximately $450,224,000 for 2015. Average borrowings from the Federal Home Loan Bank (the “FHLB”) decreased due to the liquidity needs of the bank subsidiary. The average rate paid on interest-bearing liabilities decreased 10 basis points, from .29% for 2014 to .19% for 2015. This decrease was due to an immaterial interest expense adjustment on time deposits in 2014.

The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 3.32% for 2014 as compared with 3.18% for 2015.

2014 as compared with 2013

The Company’s average interest-earning assets decreased approximately $79,906,000, or 11%, from approximately $727,723,000 for 2013 to approximately $647,817,000 for 2014. The Company’s average balance sheet decreased primarily as decreased public funds enabled us to reduce our investment in securities and principal payments, maturities, charge-offs and foreclosures relating to existing loans outpaced new loans. Average balances due from financial institutions also decreased based on the liquidity position of the bank subsidiary. The average yield on interest-earning assets was at 3.54% for 2014 and 2013. The yield on average loans decreased in 2014 as compared with 2013 as the prior year included $1,523,000 in interest and fees from the sale of a gaming loan which had been on nonaccrual. The yield on taxable available for sale securities increased from 1.78% for 2013 to 1.99% for 2014 due to the Company’s strategy of extending the duration of new investments in 2014.

Average interest-bearing liabilities decreased approximately $74,402,000, or 13%, from approximately $578,921,000 for 2013 to approximately $504,519,000 for 2014. Average savings and interest-bearing DDA decreased as these customers reallocate their balances periodically. Average time deposits decreased primarily as brokered deposits matured during 2013. Average borrowings from the FHLB increased due to the liquidity needs of the bank subsidiary. The average rate paid on interest-bearing liabilities increased 4 basis points, from .25% for 2013 to .29% for 2014. This increase was due to an immaterial interest expense adjustment on time deposits in 2014.

The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 3.34% for 2013 as compared with 3.32% for 2014.

The tables below analyze the changes in tax-equivalent net interest income for the years ended December 31, 2015, 2014 and 2013.

Analysis of Average Balances, Interest Earned/Paid and Yield

(In Thousands)

	2015			2014			2013

	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate

Loans (1)(2)(3)	$356,294	$14,759	4.14%	$362,649	$16,055	4.43%	$405,463	$18,927	4.67%

Balances due from depository institutions	11,221	63	0.56%	7,305	21	0.29%	26,306	69	0.26%

Held to maturity:
Taxable	452	9	1.99%

Non taxable (4)	17,645	600	3.40%	13,696	474	3.46%	9,936	363	3.65%

Available for sale:
Taxable	184,458	3,178	1.72%	225,742	4,502	1.99%	247,097	4,407	1.78%

Non taxable (4)	27,744	1,338	4.82%	34,360	1,889	5.50%	36,605	1,946	5.32%

Other	2,466	22	0.89%	4,065	18	0.44%	2,316	29	1.25%

Total	$600,280	$19,969	3.33%	$647,817	$22,959	3.54%	$727,723	$25,741	3.54%

Savings and interest-bearing DDA	$349,782	$306	0.09%	$358,106	$274	0.08%	$428,430	$337	0.08%

Time deposits	74,923	371	0.50%	89,564	937	1.05%	123,198	919	0.75%

Borrowings from FHLB	25,519	198	0.78%	56,849	230	0.40%	27,293	191	0.70%

Total	$450,224	$875	0.19%	$504,519	$1,441	0.29%	$578,921	$1,447	0.25%

Net tax-equivalent spread			3.14%			3.25%			3.29%

Net tax-equivalent margin on earning assets			3.18%			3.32%			3.34%

(1)	2013 includes interest and fees of $1,523 recognized from the sale of a nonaccrual loan.
(2)	Loan fees of $333, $557 and $911 for 2015, 2014 and 2013, respectively, are included in these figures.
(3)	Includes nonaccrual loans.
(4)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2015, 2014 and 2013.

ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSE (in thousands)

	For the Year Ended December 31, 2015 Compared With December 31, 2014
	Volume	Rate	Rate/Volume	Total
Interest earned on:

Loans	$(281)	$(1,033)	$18	$(1,296)

Balances due from depository institutions	11	20	11	42

Held to maturity securities:
Taxable	9			9
Non taxable	152	(20)	(6)	126

Available for sale securities:
Taxable	(823)	(613)	112	(1,324)
Non taxable	(364)	(232)	45	(551)
Other	(7)	18	(7)	4

Total	$(1,303)	$(1,860)	$173	$(2,990)

Interest paid on:

Savings and interest-bearing

DDA	$(6)	$39	$(1)	$32

Time deposits	(153)	(493)	80	(566)

Borrowings from FHLB	(127)	211	(116)	(32)

Total	$(286)	$(243)	$(37)	$(566)

	For the Year Ended December 31, 2014 Compared With December 31, 2013
	Volume	Rate	Rate/Volume	Total
Interest earned on:

Loans	$(1,998)	$(977)	$103	$(2,872)

Balances due from depository institutions	(50)	7	(5)	(48)

Held to maturity securities:
Non taxable	137	(19)	(7)	111

Available for sale securities:
Taxable	(380)	520	(45)	95
Non taxable	(119)	66	(4)	(57)
Other	22	(19)	(14)	(11)

Total	$(2,388)	$(422)	$28	$(2,782)

Interest paid on:

Savings and interest-bearing

DDA	$(59)	$(9)	$5	$(63)

Time deposits	(251)	370	(101)	18

Borrowings from FHLB	207	(81)	(87)	39

Total	$(103)	$280	$(183)	$(6)

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

Management relies on its guidelines and existing methodology to monitor the performance of its loan portfolio and to identify and estimate potential losses based on the best available information. The potential effect of declines in real estate values and actual losses incurred by the Company were key factors in our analysis. Much of the Company’s loan portfolio is collateral-dependent, requiring careful consideration of changes in the value of the collateral. Note A to the Consolidated Financial Statements discloses a summary of the accounting principles applicable to impaired and nonaccrual loans as well as the allowance for loan losses. Note C to the Consolidated Financial Statements presents additional analyses of the composition, aging and performance of the loan portfolio as well as the transactions in the allowance for loan losses.

The Company’s analysis includes evaluating the current value of collateral securing all nonaccrual loans. Nonaccrual loans totaled $15,186,000, $33,298,000 and $26,171,000 with specific reserves on these loans of $1,697,000, $2,507,000 and $1,280,000 as of December 31, 2015, 2014 and 2013, respectively. The specific reserves allocated to nonaccrual loans are relatively low as collateral values appear sufficient to cover loan losses or the loan balances have been charged down to their realizable value.

The Company’s on-going, systematic evaluation resulted in the Company recording a total provision for the allowance for loan losses of $2,582,000, $7,404,000 and $9,661,000 in 2015, 2014 and 2013, respectively. As a result of receiving new information and updated appraisals on several collateral-dependent loans, the Company increased its provision for loan losses during the first three quarters of 2015 and for all of 2014 and 2013. The new appraisals caused Management to update the evaluation of these loans and increase the loan loss provision significantly for several non-performing loans during these years. An additional loan loss provision of $1,317,000 was recorded for one out of area residential development loan during 2015. Additional loan loss provisions of $1,600,000 and $7,600,000 were recorded for another out of area residential development loan in 2014 and 2013, respectively. An additional loan loss provision of $3,300,000 was recorded for one commercial real estate loan secured by a hotel in our trade area in 2014. The allowance for loan losses as a percentage of loans was 2.39%, 2.54% and 2.38% at December 31, 2015, 2014 and 2013, respectively. The Company believes that its allowance for loan losses is appropriate as of December 31, 2015.

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

Non-interest Income

2015 as compared with 2014

Total non-interest income decreased $1,721,000 in 2015 as compared with 2014. Trust department income and fees increased $179,000 as a result of the increase in market value, on which fees are based, of personal trust accounts and an increase in fees charged. Service charges on deposit accounts decreased $1,637,000 primarily as a result of decreased ATM fees. ATM fees decreased $1,386,000 as the Company’s off-site ATMs at a casino transferred to another vendor during 2015 which reduced ATM transactions. The Company realized a loss of $218,000 from operations of its investment in a low income housing partnership in 2015 as compared with a loss from operations of $64,000 in 2014 as a result of decreased occupancy.

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

Non-interest Expense

2015 as compared with 2014

Total non-interest expense increased $898,000 in 2015 as compared with 2014. Salaries and employee benefits decreased $309,000 primarily as a result of decreased salaries and health insurance costs. Salaries decreased $113,000 due to attrition. Health insurance costs decreased $150,000 as a result of decreasing claims. Equipment rentals, depreciation and maintenance decreased $245,000 as 2014 results included additional servicing costs associated with bank-wide hardware and software conversion costs. The Company recorded a loss of $1,695,000 from the credit impairment of a municipal security during 2015. Other expense decreased $128,000 for 2015 as compared with 2014. This increase was the result of a decrease in ATM expenses and increases in legal and other real estate expenses. ATM expense decreased $1,226,000 as a result of decreased ATM activity as off-site ATMs at a casino transferred to another vendor. Legal expenses increased $292,000 primarily as a result of legal fees associated with non-performing loans. Increased write downs of other real estate to fair value and losses on sales of ORE caused these expenses to increase $654,000 in 2015 as compared with 2014.

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

Income Taxes

Income taxes have been impacted by non-taxable income and federal tax credits during 2015, 2014 and 2013. The Company recognized an income tax benefit of $762,000 in 2015, expense of $4,726,000 in 2014 and a benefit of $2,201,000 in 2013. During 2014, Management established a valuation allowance against its net deferred tax asset of approximately $8,140,000, which caused the expense to increase during this period. As of December 31, 2015, the valuation allowance is still in place and the 2015 benefit was the result of changes in certain components of the Company’s deferred tax assets and liabilities. Note I to the Consolidated Financial Statements presents a reconciliation of income taxes for these three years and further analysis of the valuation allowance.

FINANCIAL CONDITION

Cash and due from banks increased $7,840,000 at December 31, 2015, compared with December 31, 2014 in the management of the bank subsidiary’s liquidity position.

Available for sale securities decreased $12,315,000 at December 31, 2015 compared with December 31, 2014 as a result of maturities of these investments during the current year.

Loans decreased $24,850,000 at December 31, 2015 compared with December 31, 2014, as principal payments, maturities, charge-offs and foreclosures on existing loans exceeded new loans.

ORE increased $2,270,000 at December 31, 2015 as compared with December 31, 2014. Loans totaling $7,502,000 were transferred into ORE while $4,295,000 was sold for a loss of $789,000 and write-downs of ORE to fair value were $937,000 during 2015.

Other assets decreased $1,087,000 at December 31, 2015 as compared with December 31, 2014. During 2015, the Company charged off $464,000 in repossessed assets to their updated value, and collected income taxes receivable of $547,000.

Total deposits decreased $4,213,000 at December 31, 2015, as compared with December 31, 2014. Typically, significant increases or decreases in total deposits and/or significant fluctuations among the different types of deposits from year to year are anticipated by Management as customers in the casino industry and county and municipal entities reallocate their resources periodically.

SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY

Strength, security and stability have been the hallmark of the Company since its founding in 1985 and of its bank subsidiary since its founding in 1896. A strong capital foundation is fundamental to the continuing prosperity of the Company and the security of its customers and shareholders. The primary and risk-based capital ratios are important indicators of the strength of a Company’s capital. These figures are presented in the Five-Year Comparative Summary of Selected Financial Information. The Company has established the goal of maintaining the classification of “well-capitalized” by the banking regulatory authorities.

Significant transactions affecting shareholders’ equity during 2015 are described in Note J to the Consolidated Financial Statements. The Statement of Changes in Shareholders’ Equity also presents all activity in the Company’s equity accounts.

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

The Company also uses other sources of funds, including borrowings from the FHLB. The Company generally anticipates relying on deposits, purchases of federal funds and borrowings from the FHLB for its liquidity needs in 2016.

REGULATORY MATTERS

During 2014, Management identified opportunities for improving risk management and earnings, addressing asset quality concerns, analyzing and assessing the Bank’s management and staffing needs, and managing concentrations of credit risk as a result of its own investigation as well as examinations performed by certain bank regulatory agencies. In concert with the regulators, the Company has identified specific corrective steps and actions to enhance its risk management, earnings, asset quality and staffing. The Company and the Bank may not declare or pay any cash dividends without the prior written approval of their regulators.

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

As a smaller reporting company, the Company is not required to provide this information.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition

(in thousands except share data)

December 31,	2015	2014	2013

Assets
Cash and due from banks	$31,396	$23,556	$36,264

Available for sale securities	202,807	215,122	275,440

Held to maturity securities, fair value of $19,220 - 2015; $17,859 - 2014; $10,686 - 2013	19,025	17,784	11,142

Other investments	2,744	2,962	3,262

Federal Home Loan Bank Stock, at cost	1,637	2,504	3,834

Loans	337,557	362,407	375,349

Less: Allowance for loan losses	8,070	9,206	8,934

Loans, net	329,487	353,201	366,415

Bank premises and equipment, net of accumulated depreciation	22,446	23,784	25,308

Other real estate	9,916	7,646	9,630

Accrued interest receivable	1,832	2,125	2,607

Cash surrender value of life insurance	18,735	18,145	17,456

Other assets	979	2,066	10,906

Total assets	$641,004	$668,895	$762,264

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition (continued)

(in thousands except share data)

December 31,	2015	2014	2013
Liabilities and Shareholders’ Equity
Liabilities:

Deposits:

Demand, non-interest bearing	$122,743	$103,607	$107,117

Savings and demand, interest bearing	315,141	336,740	356,644

Time, $100,000 or more	35,389	35,925	60,519

Other time deposits	39,434	40,648	43,917

Total deposits	512,707	516,920	568,197

Borrowings from Federal Home Loan Bank	18,409	38,708	77,684

Employee and director benefit plans liabilities	16,283	16,957	15,837

Other liabilities	1,766	1,359	1,399

Total liabilities	549,165	573,944	663,117

Shareholders’ Equity:
Common stock, $1 par value, 15,000,000 shares authorized, 5,123,186 shares issued and outstanding at December 31, 2015, 2014 and 2013	5,123	5,123	5,123

Surplus	65,780	65,780	65,780

Undivided profits	19,151	23,743	34,259

Accumulated other comprehensive income (loss), net of tax	1,785	305	(6,015)

Total shareholders’ equity	91,839	94,951	99,147

Total liabilities and shareholders’ equity	$641,004	$668,895	$762,264

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Operations

(in thousands except per share data)

Years Ended December 31,	2015	2014	2013

Interest income:

Interest and fees on loans	$14,759	$16,055	$18,927

Interest and dividends on securities:

U. S. Treasuries	626	587	590

U.S. Government agencies	1,956	3,027	3,114

Mortgage-backed securities	596	888	703

States and political subdivisions	1,280	1,560	1,524

Other investments	31	18	29

Interest on balances due from depository institutions	63	21	69

Total interest income	19,311	22,156	24,956

Interest expense:

Deposits	677	1,211	1,256

Borrowings from Federal Home Loan Bank	198	230	191

Total interest expense	875	1,441	1,447

Net interest income	18,436	20,715	23,509

Provision for allowance for loan losses	2,582	7,404	9,661

Net interest income after provision for allowance for loan losses	$15,854	$13,311	$13,848

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Operations (continued)

(in thousands except per share data)

Years Ended December 31,	2015		2014	2013
Non-interest income:

Trust department income and fees		1,642	1,463		1,423

Service charges on deposit accounts		4,263	5,900		6,236

Gain on liquidation, sales and calls of securities		8	99		258

Income (loss) on other investments		(218)	(64)		42

Increase in cash surrender value of life insurance		489	589		501

Other income		714	632		607

Total non-interest income		6,898	8,619		9,067

Non-interest expense:

Salaries and employee benefits		11,716	12,025		11,568

Net occupancy		2,365	2,480		2,415

Equipment rentals, depreciation and maintenance		2,809	3,054		2,878

Loss on credit impairment of securities		1,695

Other expense		9,521	9,649		8,793

Total non-interest expense		28,106	27,208		25,654

Loss before income taxes		(5,354)	(5,278)		(2,739)

Income tax (benefit) expense		(762)	4,726		(2,201)

Net loss		$(4,592)	$(10,004)		$(538)

Basic and diluted loss per share		($.90)	($1.95)		($.10)

Dividends declared per share	$		$.10	$

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

Years Ended December 31,	2015	2014	2013

Net loss	$(4,592)	$(10,004)	$(538)

Other comprehensive income (loss), net of tax

Net unrealized gain (loss) on available for sale securities, net of tax of $390, $3,506 and $5,153 for the years ended December 31, 2015, 2014 and 2013, respectively	762	6,806	(10,002)

Reclassification adjustment for realized gains on available for sale securities called or sold in current year, net of tax of $3, $34 and $88 for the years ended December 31, 2015, 2014 and 2013, respectively	(5)	(65)	(170)

Gain (loss) from unfunded post-retirement benefit obligation, net of tax of $372, $217 and $369 for the years ended December 31, 2015, 2014 and 2013, respectively	723	(421)	(716)

Total other comprehensive income (loss)	1,480	6,320	(10,888)

Total comprehensive loss	$(3,112)	$(3,684)	$(11,426)

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands except share and per share data)

	Number of Common Shares	Common Stock	Surplus	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Total

Balance, January 1, 2013	5,136,918	$5,137	$65,780	$34,964	$4,873	$110,754

Net loss				(538)		(538)

Other comprehensive loss, net of tax					(10,888)	(10,888)

Retirement of stock	(13,732)	(14)		(167)		(181)

Balance, December 31, 2013	5,123,186	5,123	65,780	34,259	(6,015)	99,147

Net loss				(10,004)		(10,004)

Other comprehensive income, net of tax					6,320	6,320

Cash dividend ($.10 per share)				(512)		(512)

Balance, December 31, 2014	5,123,186	5,123	65,780	23,743	305	94,951

Net loss				(4,592)		(4,592)

Other comprehensive income, net of tax					1,480	1,480

Balance, December 31, 2015	5,123,186	$5,123	$65,780	$19,151	$1,785	$91,839

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

Years Ended December 31,	2015	2014	2013

Cash flows from operating activities:

Net loss	$(4,592)	$(10,004)	$(538)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,754	1,817	1,750
Provision for allowance for loan losses	2,582	7,404	9,661
Writedown of other real estate	937	1,261	670
(Gain) loss on sales of other real estate	789	(47)	63
Loss on credit impairment of securities	1,695
(Income) loss on other investments	218	64	(42)
Amortization of available for sale securities	224	250	514
(Accretion) amortization of held to maturity securities	83	(3)	(2)
Gain on liquidation, sales and calls of securities	(8)	(99)	(258)
Increase in cash surrender value of life insurance	(489)	(589)	(501)
Gain on sale of bank premises and equipment			(15)
Change in accrued interest receivable	293	482	288
Change in other assets	1,087	810	(467)
Change in other liabilities	66	5,218	(1,122)

Net cash provided by operating activities	$4,639	$6,564	$10,001

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(in thousands)

Years Ended December 31,	2015	2014	2013
Cash flows from investing activities:
Proceeds from maturities, liquidation, sales and calls of available for sale securities	$56,593	$72,374	$142,355
Purchases of available for sale securities	(45,042)	(1,995)	(174,588)
Proceeds from maturities of held to maturity securities	210	660	795
Purchases of held to maturity securities	(1,534)	(7,299)	(4,810)
Purchases of Federal Home Loan Bank Stock			(1,454)
Redemption of Federal Home Loan Bank Stock	867	1,330
Redemption of other investments		236	230
Proceeds from sales of other real estate	3,506	2,115	1,125
Loans, net change	13,630	4,465	41,613
Acquisition of premises and equipment	(416)	(293)	(840)
Proceeds from sales of banking premises and equipment			19
Insurance proceeds from casualty loss on other real estate			57
Investment in cash surrender value of life insurance	(101)	(100)	(94)

Net cash provided by investing activities	27,713	71,493	4,408

Cash flows from financing activities:
Demand and savings deposits, net change	(2,463)	(23,414)	(65,483)
Time deposits, net change	(1,750)	(27,863)	(36,273)
Cash dividends		(512)
Retirement of common stock			(181)
Borrowings from Federal Home Loan Bank	992,545	2,013,013	868,560
Repayments to Federal Home Loan Bank	(1,012,844)	(2,051,989)	(798,788)

Net cash used in financing activities	(24,512)	(90,765)	(32,165)

Net increase (decrease) in cash and cash equivalents	7,840	(12,708)	(17,756)
Cash and cash equivalents, beginning of year	23,556	36,264	54,020

Cash and cash equivalents, end of year	$ 31,396	$ 23,556	$ 36,264

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

In January 2016, FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 revises the accounting related to classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value as well as amends certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The adoption of the ASU is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

Cash and Due from Banks

The Company is required to maintain average reserve balances in its vault or on deposit with the Federal Reserve Bank. The average amount of these reserve requirements was approximately $2,084,000, $417,000 and $407,000 for the years ending December 31, 2015, 2014 and 2013, respectively.

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

The Company continuously monitors its relationships with its loan customers in concentrated industries such as gaming and hotel/motel, as well as the exposure for out of area, land development, construction and commercial real estate loans, and their direct and indirect impact on its operations. Loan delinquencies and deposit overdrafts are monitored on a weekly basis in order to identify developing problems as early as possible. On a monthly basis, a watch list of credits based on our loan grading system is prepared. Grades are applied to individual loans based on factors including repayment ability, financial condition of the borrower and payment performance. Loans with lower grades are placed on the watch list of credits. The watch list is the primary tool for monitoring the credit quality of the loan portfolio. Once loans are determined to be past due, the loan officer and the special assets department work vigorously to return the loans to a current status.

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

The ALL consists of specific and general components. The specific component relates to loans that are classified as impaired. The general component of the allowance relates to loans that are not impaired. Changes to the components of the ALL are recorded as a component of the provision for the allowance for loan losses. Management must approve changes to the ALL and must report its actions to the Board of Directors. The Company believes that its allowance for loan losses is appropriate at December 31, 2015.

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

The general component of the ALL is the loss estimated by applying historical loss percentages to non-classified loans which have been divided into segments. These segments include gaming; residential and land development; real estate, construction; real estate, mortgage; commercial and industrial and all other. The loss percentages are based on each segment’s historical five year average loss experience which may be adjusted by qualitative factors such as changes in the general economy, or economy or real estate market in a particular geographic area or industry.

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

Earnings Per Share

Basic and diluted earnings per share are computed on the basis of the weighted average number of common shares outstanding, 5,123,186 in 2015 and 2014, and 5,128,889 in 2013.

Accumulated Other Comprehensive Income (Loss)

At December 31, 2015, 2014 and 2013, accumulated other comprehensive income (loss) consisted of net unrealized gains (losses) on available for sale securities and over (under) funded liabilities related to the Company’s post-retirement benefit plan.

Statements of Cash Flows

The Company has defined cash and cash equivalents to include cash and due from banks. The Company paid $874,890, $1,447,133 and $1,470,945 in 2015, 2014 and 2013, respectively, for interest on deposits and borrowings. Income tax payments totaled $320,000 and $810,000 in 2014 and 2013, respectively. Loans transferred to other real estate amounted to $7,502,496, $1,345,170 and $4,536,710 in 2015, 2014 and 2013, respectively.

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

NOTE B – SECURITIES:

The amortized cost and fair value of securities at December 31, 2015, 2014 and 2013, respectively, are as follows (in thousands):

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available for sale securities:

Debt securities:

U.S. Treasuries	$63,845	$20	$(111)	$63,754

U.S. Government agencies	84,849	176	(479)	84,546

Mortgage-backed securities	30,106	155	(131)	30,130

States and political subdivisions	22,833	894		23,727

Total debt securities	201,633	1,245	(721)	202,157

Equity securities	650			650

Total available for sale securities	$202,283	$1,245	$(721)	$202,807

Held to maturity securities:

States and political subdivisions	$17,507	$222	$(16)	$17,713

Corporate bonds	1,518		(11)	1,507

Total held to maturity securities	$19,025	$222	$(27)	$19,220

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available for sale securities:

Debt securities:

U.S. Treasuries	$29,787	$27	$(160)	$29,654

U.S. Government agencies	119,805	115	(1,931)	117,989

Mortgage-backed securities	35,671	282	(136)	35,817

States and political subdivisions	29,832	1,180		31,012

Total debt securities	215,095	1,604	(2,227)	214,472

Equity securities	650			650

Total available for sale securities	$215,745	$1,604	$(2,227)	$215,122

Held to maturity securities:

States and political subdivisions	$17,784	$132	$(57)	$17,859

Total held to maturity securities	$17,784	$132	$(57)	$17,859

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available for sale securities:

Debt securities:

U.S. Treasuries	$44,636	$54	$(1,042)	$43,648

U.S. Government agencies	155,772	734	(10,701)	145,805

Mortgage-backed securities	51,454	141	(1,269)	50,326

States and political subdivisions	33,764	1,248	(1)	35,011

Total debt securities	285,626	2,177	(13,013)	274,790

Equity securities	650			650

Total available for sale securities	$286,276	$2,177	$(13,013)	$275,440

Held to maturity securities:

States and political subdivisions	$11,142	$13	$(469)	$10,686

Total held to maturity securities	$11,142	$13	$(469)	$10,686

The amortized cost and fair value of debt securities at December 31, 2015, (in thousands) by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value

Available for sale securities:
Due in one year or less	$14,913	$14,951
Due after one year through five years	90,222	90,542
Due after five years through ten years	37,943	37,908
Due after ten years	28,449	28,626
Mortgage-backed securities	30,106	30,130

Total	$201,633	$202,157

Held to maturity securities:
Due in one year or less	$512	$513
Due after one year through five years	7,281	7,309
Due after five years through ten years	7,520	7,634
Due after ten years	3,712	3,764

Total	$19,025	$19,220

Available for sale and held to maturity securities with gross unrealized losses at December 31, 2015, 2014 and 2013, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows (in thousands):

	Less Than Twelve Months		Over Twelve Months				Total

December 31, 2015:	Fair Value	Gross Unrealized Losses	Fair Value		Gross Unrealized Losses		Fair Value	Gross Unrealized Losses

U.S. Treasuries	$39,889	$111	$		$		$39,889	$111

U.S. Government agencies	14,894	87		12,581		392	27,475	479

Mortgage-backed securities	16,557	131					16,557	131

States and political subdivisions	2,225	8		1,362		8	3,587	16

Corporate bonds	1,507	11					1,507	11

Total	$75,072	$348		$13,943		$400	$89,015	$748

December 31, 2014:
U.S. Treasuries	$4,968	$15		$14,795		$145	$19,763	$160

U.S. Government agencies	9,954	22		92,923		1,909	102,877	1,931

Mortgage-backed securities				19,436		136	19,436	136

States and political subdivisions	5,485	32		1,444		25	6,929	57

Total	$20,407	$69		$128,598		$2,215	$149,005	$2,284

December 31, 2013:
U.S. Treasuries	$29,708	$1,042	$		$		$29,708	$1,042

U.S. Government agencies	113,446	10,322		4,621		379	118,067	10,701

Mortgage-backed securities	44,269	1,269					44,269	1,269

States and political subdivisions	7,690	470					7,690	470

Total	$195,113	$13,103		$4,621		$379	$199,734	$13,482

At December 31, 2015, 9 of the 15 securities issued by the U.S. Treasury, 4 of the 15 securities issued by U.S. Government agencies, 5 of the 10 mortgage-backed securities, 25 of the 133 securities issued by states and political subdivisions and the corporate bonds contained unrealized losses.

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

As part of its routine evaluation of securities for other-than-temporary impairment, the Company identified a potential credit loss on bonds issued by a municipality with a carrying value of $1,875,000 during 2015. The Company’s evaluation considered the failure of the issuer to make scheduled interest payments and expectations of future performance. Principal and interest payments due under the current terms of the bonds are funded by sales and property tax collections by the related municipality. During the third quarter of 2015, the assessed value of the related real estate parcels was significantly reduced, which will reduce the level of future cash flows supporting the principal and interest payments on the bonds. The present value of the expected future cash flows was calculated by the Company. Based on its evaluation, it was determined that the investment in the bonds was impaired and that a credit loss should be recognized in earnings. During 2015, the Company recorded a loss of $1,695,000 from the credit impairment of these bonds. Accrued interest of $92,564 relating to these securities was also charged off during 2015.

Proceeds from sales of available for sale debt securities were $44,279,605 and $26,075,225 during 2014 and 2013, respectively. Available for sale debt securities were sold and called for realized gains of $7,993, $98,859 and $257,997 during 2015, 2014 and 2013, respectively.

Securities with a fair value of $168,724,920, $200,474,637 and $262,830,011 at December 31, 2015, 2014 and 2013, respectively, were pledged to secure public deposits, federal funds purchased and other balances required by law.

NOTE C - LOANS:

The composition of the loan portfolio at December 31, 2015, 2014 and 2013 is as follows (in thousands):

December 31,	2015	2014	2013

Gaming	$31,655	$31,353	$29,570

Residential and land development	933	10,119	19,403

Real estate, construction	35,414	34,010	44,987

Real estate, mortgage	219,925	234,713	237,158

Commercial and industrial	42,480	37,534	35,007

Other	7,150	14,678	9,224

Total	$337,557	$362,407	$375,349

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

Years Ended December 31,	2015	2014	2013

Balance, January 1	$7,760	$6,761	$6,310
New loans and advances	458	2,516	1,647
Repayments	(3,855)	(1,517)	(1,196)

Balance, December 31	$4,363	$7,760	$6,761

As part of its evaluation of the quality of the loan portfolio, Management monitors the Company’s credit concentrations on a monthly basis. Total outstanding concentrations were as follows (in thousands):

December 31,	2015	2014	2013

Gaming	$31,655	$31,353	$29,570
Hotel/motel	39,460	47,144	49,842
Out of area	14,526	19,179	24,945

The age analysis of the loan portfolio, segregated by class of loans, as of December 31, 2015, 2014 and 2013 is as follows (in thousands):

											Loans Past Due Greater Than 90 Days and

	Number of Days Past Due

					Greater		Total			Total
	30 - 59		60 - 89		Than 90		Past Due		Current	Loans	Still Accruing

December 31, 2015:
Gaming	$		$		$		$		$31,655	$31,655	$
Residential and land development						323		323	610	933
Real estate, construction		851		448		1,346		2,645	32,769	35,414
Real estate, mortgage		7,094		3,673		1,352		12,119	207,806	219,925		146
Commercial and industrial		1,206		31		237		1,474	41,006	42,480
Other		67						67	7,083	7,150

Total		$9,218		$4,152		$3,258		$16,628	$320,929	$337,557		$146

December 31, 2014:
Gaming	$		$		$		$		$31,353	$31,353	$
Residential and land development						5,262		5,262	4,857	10,119
Real estate, construction		1,665		85		1,944		3,694	30,316	34,010		30
Real estate, mortgage		3,257		3,101		12,007		18,365	216,348	234,713		733
Commercial and industrial		1,154		7		205		1,366	36,168	37,534
Other		168		10				178	14,500	14,678

Total		$6,244		$3,203		$19,418		$28,865	$333,542	$362,407		$763

December 31, 2013:
Gaming	$		$		$		$		$29,570	$29,570	$
Residential and land development		51				13,572		13,623	5,780	19,403
Real estate, construction		3,846				9,452		13,298	31,689	44,987		146
Real estate, mortgage		6,910		2,684		5,134		14,728	222,430	237,158		505
Commercial and industrial		1,192						1,192	33,815	35,007
Other		227		5				232	8,992	9,224

Total		$12,226		$2,689		$28,158		$43,073	$332,276	$375,349		$651

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

An analysis of the loan portfolio by loan grade, segregated by class of loans, as of December 31, 2015, 2014 and 2013 is as follows (in thousands):

	Loans With A Grade Of:

	A, B or C	S		D		E		F	Total

December 31, 2015:
Gaming	$31,655	$		$		$		$	$31,655

Residential and land development	610						323		933

Real estate, construction	31,935				883		2,596		35,414

Real estate, mortgage	167,286		16,678		23,686		12,275		219,925

Commercial and industrial	24,466		15,007		2,368		639		42,480

Other	7,114		1		35				7,150

Total	$263,066		$31,686		$26,972		$15,833	$	$337,557

December 31, 2014:
Gaming	$31,353	$		$		$		$	$31,353

Residential and land development	3,520		1,319		17		5,263		10,119

Real estate, construction	27,474		723		2,496		3,317		34,010

Real estate, mortgage	191,458		4,051		16,591		22,613		234,713

Commercial and industrial	32,505		25		1,579		3,425		37,534

Other	14,583		6		89				14,678

Total	$300,893		$6,124		$20,772		$34,618	$	$362,407

December 31, 2013:
Gaming	$23,975		$2,500	$			$3,095	$	$29,570

Residential and land development	4,236		1,544		51		13,572		19,403

Real estate, construction	38,808		781		2,220		3,178		44,987

Real estate, mortgage	204,569		4,495		17,852		10,242		237,158

Commercial and industrial	31,902		682		2,402		21		35,007

Other	9,131		24		50		19		9,224

Total	$312,621		$10,026		$22,575		$30,127	$	$375,349

A loan may be impaired but not on nonaccrual status when the loan is well secured and in the process of collection. Total loans on nonaccrual as of December 31, 2015, 2014 and 2013 are as follows (in thousands):

December 31,	2015		2014		2013

Gaming	$		$		$1,223

Residential and land development		323		8,233	13,572

Real estate, construction		2,523		3,287	2,588

Real estate, mortgage		11,759		21,398	8,788

Commercial and industrial		581		380

Total		$15,186		$33,298	$26,171

The Company has modified certain loans by granting interest rate concessions to these customers. These loans are in compliance with their modified terms, are currently accruing and the Company has classified them as troubled debt restructurings. Troubled debt restructurings as of December 31, 2015, 2014 and 2013, were as follows (in thousands except for number of contracts):

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Related Allowance

December 31, 2015:
Real estate, mortgage	3	$1,232	$1,232	$107

Total	3	$1,232	$1,232	$107

December 31, 2014:
Real estate, mortgage	2	$837	$837	$50

Total	2	$837	$837	$50

December 31, 2013:
Real estate, construction	2	$891	$891	$270
Real estate, mortgage	6	10,012	10,012	994
Commercial and industrial	1	678	678

Total	9	$11,581	$11,581	$1,264

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

Impaired loans, which include loans classified as nonaccrual and troubled debt restructurings, segregated by class of loans, as of December 31, 2015, 2014 and 2013 were as follows (in thousands):

	Unpaid Principal Balance	Recorded Investment	Related Allowance		Average Recorded Investment	Interest Income Recognized

December 31, 2015:
With no related allowance recorded:
Real estate, construction	$1,842	$1,842	$		$1,878	$
Real estate, mortgage	9,014	9,014			9,175		21
Commercial and industrial	581	581			653

Total	11,437	11,437			11,706		21

With a related allowance recorded:
Residential and land development	323	323		109	343
Real estate, construction	681	681		252	780
Real estate, mortgage	3,977	3,977		1,443	3,920		18

Total	4,981	4,981		1,804	5,043		18

Total by class of loans:
Residential and land development	323	323		109	343
Real estate, construction	2,523	2,523		252	2,658
Real estate, mortgage	12,991	12,991		1,443	13,095		39
Commercial and industrial	581	581			653

Total	$16,418	$16,418		$1,804	$16,749		$39

	Unpaid Principal Balance	Recorded Investment	Related Allowance		Average Recorded Investment	Interest Income Recognized

December 31, 2014:
With no related allowance recorded:
Residential and land development	$9,513	$8,233	$		$8,380	$
Real estate, construction	2,198	2,178			2,222
Real estate, mortgage	19,517	16,243			18,258		26
Commercial and industrial	380	380			384

Total	31,608	27,034			29,244		26

With a related allowance recorded:
Real estate, construction	1,109	1,109		422	1,115
Real estate, mortgage	6,591	5,992		2,135	5,996		9

Total	7,700	7,101		2,557	7,111		9

Total by class of loans:
Residential and land development	9,513	8,233			8,380
Real estate, construction	3,307	3,287		422	3,337
Real estate, mortgage	26,108	22,235		2,135	24,254		35
Commercial and industrial	380	380			384

Total	$39,308	$34,135		$2,557	$36,355		$35

	Unpaid Principal Balance	Recorded Investment	Related Allowance		Average Recorded Investment	Interest Income Recognized

December 31, 2013:
With no related allowance recorded:
Residential and land development	$4,425	$4,425	$		$4,465	$
Real estate, construction	2,294	2,294			2,054		26
Real estate, mortgage	9,722	9,123			9,097		26
Commercial and industrial	678	678			689		24

Total	17,119	16,520			16,305		76

With a related allowance recorded:
Gaming	1,698	1,223		626	1,316
Residential and land development	17,576	9,147		471	15,909
Real estate, construction	1,185	1,185		337	1,239		23
Real estate, mortgage	9,677	9,677		1,110	8,801		306

Total	30,136	21,232		2,544	27,265		329

Total by class of loans:
Gaming	1,698	1,223		626	1,316
Residential and land development	22,001	13,572		471	20,374
Real estate, construction	3,479	3,479		337	3,293		49
Real estate, mortgage	19,399	18,800		1,110	17,898		332
Commercial and industrial	678	678			689		24

Total	$47,255	$37,752		$2,544	$43,570		$405

Transactions in the allowance for loan losses for the years ended December 31, 2015, 2014 and 2013, and the balances of loans, individually and collectively evaluated for impairment, as of December 31, 2015, 2014 and 2013 are as follows (in thousands):

	Gaming		Residential and Land Development		Real Estate, Construction	Real Estate, Mortgage	Commercial and Industrial	Other	Total

December 31, 2015:
Allowance for Loan Losses:
Beginning Balance		$573		$251	$860	$6,609	$587	$326	$9,206
Charge-offs				(1,504)	(955)	(1,171)	(275)	(203)	(4,108)
Recoveries					102	190	19	79	390
Provision		9		1,442	582	(246)	744	51	2,582

Ending Balance		$582		$189	$589	$5,382	$1,075	$253	$8,070

Allowance for Loan Losses:
Ending balance: individually evaluated for impairment	$			$109	$484	$1,751	$614	$4	$2,962

Ending balance: collectively evaluated for impairment		$582		$80	$105	$3,631	$461	$249	$5,108

Total Loans:
Ending balance: individually evaluated for impairment	$			$323	$3,479	$35,961	$3,003	$35	$42,801

Ending balance: collectively evaluated for impairment		$31,655		$610	$31,935	$183,964	$39,477	$7,115	$294,756

December 31, 2014:
Allowance for Loan Losses:
Beginning Balance		$977		$776	$695	$5,553	$632	$301	$8,934
Charge-offs		(992)		(2,060)	(127)	(368)	(3,948)	(235)	(7,730)
Recoveries		260			35	193	20	90	598
Provision		328		1,535	257	1,231	3,883	170	7,404

Ending Balance		$573		$251	$860	$6,609	$587	$326	$9,206

Allowance for Loan Losses:
Ending balance: individually evaluated for impairment	$		$		$742	$2,706	$289	$6	$3,743

Ending balance: collectively evaluated for impairment		$573		$251	$118	$3,903	$298	$320	$5,463

Total Loans:
Ending balance: individually evaluated for impairment	$			$7,232	$6,830	$39,204	$2,035	$89	$55,390

Ending balance: collectively evaluated for impairment		$31,353		$2,887	$27,180	$195,509	$35,499	$14,589	$307,017

December 31, 2013:
Allowance for Loan Losses:
Beginning Balance	$1,541	$200	$967	$5,273	$593	$283	$8,857
Charge-offs	(474)	(7,325)	(1,013)	(1,048)	(24)	(238)	(10,122)
Recoveries	110	67	97	150	26	88	538
Provision	(200)	7,834	644	1,178	37	168	9,661

Ending Balance	$977	$776	$695	$5,553	$632	$301	$8,934

Allowance for Loan Losses:
Ending balance: individually evaluated for impairment	$626	$471	$615	$1,698	$342	$33	$3,785

Ending balance: collectively evaluated for impairment	$351	$305	$80	$3,855	$290	$268	$5,149

Total Loans:
Ending balance: individually evaluated for impairment	$3,095	$13,624	$5,399	$28,094	$2,423	$69	$52,704

Ending balance: collectively evaluated for impairment	$26,475	$5,779	$39,588	$209,064	$32,584	$9,155	$322,645

NOTE D - BANK PREMISES AND EQUIPMENT:

Bank premises and equipment are shown as follows (in thousands):

December 31,	Estimated Useful Lives	2015	2014	2013
Land		$5,982	$5,982	$5,982
Building	5 - 40 years	30,641	30,593	30,540
Furniture, fixtures and equipment	3 - 10 years	15,879	15,511	15,272

Totals, at cost		52,502	52,086	51,794
Less: Accumulated depreciation		30,056	28,302	26,486

Totals		$22,446	$23,784	$25,308

NOTE E – OTHER REAL ESTATE:

The Company’s other real estate consisted of the following as of December 31, 2015, 2014 and 2013, respectively (in thousands except number of properties):

December 31,	2015		2014		2013
	Number of Properties	Balance	Number of Properties	Balance	Number of Properties	Balance

Construction, land development and other land	19	$8,792	15	$5,034	18	$4,887
1 - 4 family residential properties	3	368	10	431	6	180
Nonfarm nonresidential	4	756	14	2,030	17	4,563
Other			1	151

Total	26	$9,916	40	$7,646	41	$9,630

NOTE F- DEPOSITS:

At December 31, 2015, the scheduled maturities of time deposits are as follows (in thousands):

2016	$ 48,120
2017	18,630
2018	3,802
2019	2,562
2020	1,709

Total	$74,823

Time deposits of $100,000 or more at December 31, 2015 included brokered deposits of $5,000,000, which mature in 2017.

Time deposits of $250,000 or more totaled approximately $24,090,000, $25,321,000 and $49,773,000 at December 31, 2015, 2014 and 2013, respectively.

Deposits held for related parties amounted to $7,640,079, $6,607,646 and $7,511,446 at December 31, 2015, 2014 and 2013, respectively.

Overdrafts totaling $663,511, $822,730 and $764,262 were reclassified as loans at December 31, 2015, 2014 and 2013, respectively.

NOTE G – FEDERAL FUNDS PURCHASED:

At December 31, 2015, the Company had facilities in place to purchase federal funds up to $40,000,000 under established credit arrangements.

NOTE H - BORROWINGS:

At December 31, 2015, the Company was able to borrow up to $28,518,930 from the Federal Reserve Bank Discount Window Primary Credit Program. The borrowing limit is based on the amount of collateral pledged, with certain loans from the Bank’s portfolio serving as collateral. Borrowings bear interest at 25 basis points over the current fed funds rate and have a maturity of one day. There was no outstanding balance at December 31, 2015.

At December 31, 2015, the Company had $18,408,666 outstanding in advances under a $61,844,373 line of credit with the FHLB. One advance in the amount of $5,000,000 bears interest at a variable rate of 43.2 basis points above the 1 month LIBOR rate, which was .749% at December 31, 2015, and matures in 2017. An additional advance in the amount of $10,000,000 bears interest at .31% and matured in January of 2016. New advances may subsequently be obtained based on the liquidity needs of the bank subsidiary. The remaining balance consists of smaller advances bearing interest from 2.604% to 7.00% with maturity dates from 2016 – 2042. The advances are collateralized by specific loans, for which certain documents are held in custody by the FHLB, and, if needed, specific investment securities that are held in safekeeping at the FHLB.

NOTE I - INCOME TAXES:

Deferred taxes (or deferred charges) as of December 31, 2015, 2014 and 2013, included in other assets, were as follows (in thousands):

December 31,	2015		2014		2013
Deferred tax assets:
Allowance for loan losses		$2,744		$3,130	$3,037
Employee benefit plans’ liabilities		4,633		4,490	4,326
Unrealized loss on available for sale securities, charged from equity				210	3,684
Loss on credit impairment of securities		576
Earned retiree health benefits plan liability		1,638		1,638	1,638
General business and AMT credits		2,011		1,735
Tax net operating loss carryforward		2,514		651
Other		1,535		1,637	1,218
Valuation allowance		(10,106)		(8,140)

Deferred tax assets		5,545		5,351	13,903

Deferred tax liabilities:
Unrealized gain on available for sale securities, charged to equity		180
Unearned retiree health benefits plan asset		734		362	579
Bank premises and equipment		4,369		4,760	5,075
Other		262		229	129

Deferred tax liabilities		5,545		5,351	5,783

Net deferred taxes	$		$		$8,120

Income taxes consist of the following components (in thousands):

Years Ended December 31,	2015		2014	2013

Current	$		$(137)	$(1,717)
Deferred:
Federal		(2,728)	(3,277)	(484)
Change in valuation allowance		1,966	8,140

Total deferred		(762)	4,863	(484)

Totals		$(762)	$4,726	$(2,201)

Income taxes amounted to less than the amounts computed by applying the U.S. Federal income tax rate of 34.0% for 2015, 2014 and 2013 to income (loss) before income taxes. The reasons for these differences are shown below (in thousands):

	2015		2014		2013

	Tax	Rate	Tax	Rate	Tax	Rate

Taxes computed at statutory rate	$(1,820)	(34)	$(1,794)	(34)	$(931)	(34)
Increase (decrease) resulting from:
Tax-exempt interest income	(447)	(8)	(532)	(10)	(539)	(20)
Income from BOLI	(166)	(3)	(200)	(4)	(170)	(6)
Federal tax credits	(298)	(6)	(298)	(6)	(298)	(11)
Other	3		(590)	(10)	(263)	(9)
Change in valuation allowance	1,966	37	8,140	154

Total income tax (benefit) expense	$(762)	(14)	$4,726	90	$(2,201)	(80)

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

The Company intends to maintain this valuation allowance until it determines it is more likely than not that the asset can be realized through current and future taxable income. If not utilized, the Company’s federal net operating loss of $7,000,000 will begin to expire in 2034.

The Company has reviewed its income tax positions and specifically considered the recognition and measurement requirements of the benefits recorded in its financial statements for tax positions taken or expected to be taken in its tax returns. The Company currently has no unrecognized tax benefits that, if recognized, would favorably affect the income tax rate in future periods.

Income tax expense (or benefit) for each year is allocated to continuing operations, discontinued operations, other comprehensive income and other charges or credits recorded directly to shareholders’ equity. This allocation is commonly referred to as intra-period tax allocation as outlined in Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”). ASC 740 also includes an exception to the general principle of intra-period tax allocation discussed above. This exception requires that all items, i.e., discontinued operations and items charged or credited directly to other comprehensive income, be considered in determining the amount of the tax benefit that results from a loss from continuing operations. That is, when a company has a current period loss from continuing operations, management must consider income recorded in other categories in determining the tax benefit that is allocated to continuing operations. The ASC 740 exception, however, only relates to the allocation of the current year tax provision, which may be zero, and does not change a company’s overall tax provision.

Accordingly, for the year ended December 31, 2015, the Company recorded a tax benefit of $762,000 in continuing operations and a corresponding income tax expense in other comprehensive income associated with the increase in the unrealized gain on available for sale securities and the decrease in the unfunded post-retirement benefit obligation.

NOTE J - SHAREHOLDERS’ EQUITY:

Shareholders’ equity of the Company includes the undistributed earnings of the bank subsidiary. Dividends to the Company’s shareholders can generally be paid only from dividends paid to the Company by its bank subsidiary. Consequently, dividends are dependent upon the earnings, capital needs, regulatory policies and statutory limitations affecting the bank subsidiary. Dividends paid by the bank subsidiary are subject to the written approval of the Commissioner of Banking and Consumer Finance of the State of Mississippi and the Federal Deposit Insurance Corporation (the “FDIC”). At December 31, 2015, $11,161,710 of undistributed earnings of the bank subsidiary included in consolidated surplus and retained earnings was available for future distribution to the Company as dividends. Dividends paid by the Company are subject to the written approval of the Federal Reserve Bank (“FRB”).

On February 25, 2009, the Board approved the repurchase of up to 3% of the outstanding shares of the Company’s common stock. As a result of this repurchase plan, 47,756 shares have been repurchased and retired through December 31, 2015.

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

Quantitative measures established by regulation to ensure capital adequacy require the bank subsidiary to maintain minimum amounts and ratios of Total, Common equity tier 1 and Tier 1 capital to risk-weighted assets, and Tier 1 capital to average assets.

As of December 31, 2015, the most recent notification from the FDIC categorized the bank subsidiary as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the bank subsidiary must have a Total risk-based capital ratio of 10.00% or greater, a Common equity tier 1 capital ratio of 6.50% or greater, a Tier 1 risk-based capital ratio of 8.00% or greater and a Leverage capital ratio of 5.00% or greater. There are no conditions or events since that notification that Management believes have changed the bank subsidiary’s category.

The Company’s actual capital amounts and ratios and required minimum capital amounts and ratios for 2015, 2014 and 2013, are as follows (in thousands):

	Actual		For Capital Adequacy Purposes

	Amount	Ratio	Amount	Ratio

December 31, 2015:
Total Capital (to Risk Weighted Assets)	$95,395	21.83%	$34,954	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	89,901	20.58%	19,662	4.50%
Tier 1 Capital (to Risk Weighted Assets)	89,901	20.58%	26,215	6.00%
Tier 1 Capital (to Average Assets)	89,901	13.18%	27,291	4.00%

December 31, 2014:
Total Capital (to Risk Weighted Assets)	$100,243	21.95%	$36,528	8.00%
Tier 1 Capital (to Risk Weighted Assets)	94,493	20.70%	18,264	4.00%
Tier 1 Capital (to Average Assets)	94,493	13.29%	28,437	4.00%

December 31, 2013:
Total Capital (to Risk Weighted Assets)	$111,141	22.79%	$39,022	8.00%
Tier 1 Capital (to Risk Weighted Assets)	105,009	21.54%	19,511	4.00%
Tier 1 Capital (to Average Assets)	105,009	13.48%	31,170	4.00%

The bank subsidiary’s actual capital amounts and ratios and required minimum capital amounts and ratios and capital amounts and ratios to be well capitalized for 2015, 2014 and 2013, are as follows (in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2015:
Total Capital (to Risk Weighted Assets)	$91,963	21.09%	$34,889	8.00%	$43,611	10.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	86,479	19.83%	19,625	4.50%	28,347	6.50%
Tier 1 Capital (to Risk Weighted Assets)	86,479	19.83%	26,166	6.00%	34,889	8.00%
Tier 1 Capital (to Average Assets)	86,479	13.47%	25,680	4.00%	32,100	5.00%

December 31, 2014:
Total Capital (to Risk Weighted Assets)	$96,427	21.28%	$36,247	8.00%	$45,309	10.00%
Tier 1 Capital (to Risk Weighted Assets)	90,720	20.02%	18,124	4.00%	27,186	6.00%
Tier 1 Capital (to Average Assets)	90,720	13.15%	27,599	4.00%	34,499	5.00%

December 31, 2013:
Total Capital (to Risk Weighted Assets)	$106,870	21.94%	$38,968	8.00%	$48,711	10.00%
Tier 1 Capital (to Risk Weighted Assets)	100,746	20.69%	19,484	4.00%	29,227	6.00%
Tier 1 Capital (to Average Assets)	100,746	13.02%	30,958	4.00%	38,697	5.00%

NOTE K - OTHER INCOME AND EXPENSES:

Other income consisted of the following (in thousands):

Years Ended December 31,	2015	2014	2013
Other service charges, commissions and fees	$109	$84	$74
Rentals	393	435	433
Other	212	113	100

Totals	$714	$632	$607

Other expenses consisted of the following (in thousands):

Years Ended December 31,	2015	2014	2013

Advertising	$505	$552	$596
Data processing	1,403	1,339	1,254
FDIC and state banking assessments	928	1,033	870
Legal and accounting	785	493	535
Other real estate	2,264	1,610	963
ATM expense	1,183	2,409	2,367
Trust expense	355	323	332
Other	2,098	1,890	1,876

Totals	$9,521	$9,649	$8,793

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

At December 31, 2015, 2014 and 2013, the Company had outstanding irrevocable letters of credit aggregating $1,919,678, $1,879,678 and $3,059,011, respectively. At December 31, 2015, 2014 and 2013, the Company had outstanding unused loan commitments aggregating $41,935,725, $66,663,320 and $68,171,024, respectively. Approximately $30,601,000, $35,753,000 and $38,324,000 of outstanding commitments were at fixed rates and the remainder was at variable rates at December 31, 2015, 2014 and 2013, respectively.

NOTE M - CONTINGENCIES:

The Bank is involved in various legal matters and claims which are being defended and handled in the ordinary course of business. None of these matters are expected, in the opinion of Management, to have a material adverse effect upon the financial position or results of operations of the Company.

NOTE N - CONDENSED PARENT COMPANY ONLY FINANCIAL INFORMATION:

Peoples Financial Corporation began its operations September 30, 1985, when it acquired all the outstanding stock of The Peoples Bank, Biloxi, Mississippi. A condensed summary of its financial information is shown below.

CONDENSED BALANCE SHEETS (IN THOUSANDS):

December 31,	2015		2014		2013

Assets
Investments in subsidiaries, at underlying equity:
Bank subsidiary		$88,415		$91,179	$94,883
Nonbank subsidiary		1		1	1

Cash in bank subsidiary		28		160	487

Other assets		3,395		3,611	3,937

Total assets		$91,839		$94,951	$99,308

Liabilities and Shareholders’ Equity:
Other liabilities	$		$		$161

Total liabilities					161

Shareholders’ equity		91,839		94,951	99,147

Total liabilities and shareholders’ equity		$91,839		$94,951	$99,308

CONDENSED STATEMENTS OF OPERATIONS (IN THOUSANDS):

Years Ended December 31,	2015	2014	2013

Income
Undistributed loss of unconsolidated bank subsidiary	$(4,242)	$(10,025)	$(494)
Other income (loss)	(208)	(53)	57

Total loss	(4,450)	(10,078)	(437)

Expenses
Other	142	124	122

Total expenses	142	124	122

Loss before income taxes	(4,592)	(10,202)	(559)

Income tax benefit		(198)	(21)

Net loss	$ (4,592)	$ (10,004)	$ (538)

CONDENSED STATEMENTS OF CASH FLOWS (IN THOUSANDS):

Years Ended December 31,	2015	2014	2013

Cash flows from operating activities:
Net loss	$ (4,592)	$ (10,004)	$ (53	8)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
(Income) loss on other investments	218	64	(42)
Undistributed loss of unconsolidated subsidiaries	4,242	10,025	494
Other assets		25	164
Other liabilities		(161)

Net cash provided by (used in) operating activities	(132)	(51)	78

Cash flows from investing activities:
Redemption of equity securities		236	230

Net cash provided by investing activities		236	230

Cash flows from financing activities:
Retirement of stock			(181)
Dividends paid		(512)

Net cash used in financing activities		(512)	(181)

Net increase (decrease) in cash	(132)	(327)	127
Cash, beginning of year	160	487	360

Cash, end of year	$28	$160	$487

NOTE O - EMPLOYEE AND DIRECTOR BENEFIT PLANS:

The Company sponsors the Peoples Financial Corporation Employee Stock Ownership Plan (“ESOP”). Employees who are in a position requiring at least 1,000 hours of service during a plan year and who are 21 years of age are eligible to participate in the ESOP. The Plan included 401(k) provisions and the former Gulf National Bank Profit Sharing Plan. Effective January 1, 2001, the ESOP was amended to separate the 401(k) funds into the Peoples Financial Corporation 401(k) Profit Sharing Plan. The separation had no impact on the eligibility or benefits provided to participants of either plan. The 401(k) provides for a matching contribution of 75% of the amounts contributed by the employee (up to 6% of compensation). Contributions are determined by the Board of Directors and may be paid either in cash or Peoples Financial Corporation common stock. Total contributions to the plans charged to operating expense were $260,000, $280,000 and $220,000 in 2015, 2014 and 2013, respectively.

Compensation expense of $7,576,755, $7,678,640 and $7,594,790 was the basis for determining the ESOP contribution allocation to participants for 2015, 2014 and 2013, respectively. The ESOP held 285,785, 315,269 and 359,030 allocated shares at December 31, 2015, 2014 and 2013, respectively.

The Company established an Executive Supplemental Income Plan and a Directors’ Deferred Income Plan, which provide for pre-retirement and post-retirement benefits to certain key executives and directors. Benefits under the Executive Supplemental Income Plan are based upon the position and salary of the officer at retirement or death. Normal retirement benefits under the plan are equal to 67% of salary for the president and chief executive officer, 58% of salary for the executive vice president and 50% of salary for all other executive officers and are payable monthly over a period of fifteen years. Under the Directors’ Deferred Income Plan, the directors are given an opportunity to defer receipt of their annual directors’ fees until age sixty-five. For those who choose to participate, benefits are payable monthly for ten years beginning the first day of the month following the director’s normal retirement date. The normal retirement date is the later of the normal retirement age (65) or separation of service. Interest on deferred fees accrues at an annual rate of ten percent, compounded annually. The Company has acquired insurance policies, with the bank subsidiary as owner and beneficiary, which it may use as a source to pay potential benefits to the plan participants. These contracts are carried at their cash surrender value, which amounted to $16,820,058, $16,370,384 and $15,824,497 at December 31, 2015, 2014 and 2013, respectively. The present value of accumulated benefits under these plans, using an interest rate of 4.50% in 2015, 2014 and 2013, and the interest ramp-up method has been accrued. The accrual amounted to $11,813,343, $11,465,119 and $11,004,738 at December 31, 2015, 2014 and 2013, respectively, and is included in Employee and director benefit plans liabilities.

The Company also has additional plans for post-retirement benefits for certain key executives. The Company has acquired insurance policies, with the bank subsidiary as owner and beneficiary, which it may use as a source to pay potential benefits to the plan participants. These contracts are carried at their cash surrender value, which amounted to $1,473,607, $1,346,910 and $1,218,175 at December 31, 2015, 2014 and 2013, respectively. The present value of accumulated benefits under these plans using an interest rate of 4.25% in 2015 and 4.50% in 2014 and 2013, and the projected unit cost method has been accrued. The accrual amounted to $1,519,537, $1,450,280, and $1,435,554 at December 31, 2015, 2014 and 2013, respectively, and is included in Employee and director benefit plans liabilities.

Additionally, there are two endorsement split dollar policies, with the bank subsidiary as owner and beneficiary, which provide a guaranteed death benefit to the participants’ beneficiaries. These contracts are carried at their cash surrender value, which amounted to $284,664, $277,278 and $269,271 at December 31, 2015, 2014 and 2013, respectively. The present value of accumulated benefits under these plans using an interest rate of 4.50% in 2015, 2014 and 2013, and the projected unit cost method has been accrued. The accrual amounted to $82,202, $80,997 and $78,759 at December 31, 2015, 2014 and 2013, respectively, and is included in Employee and director benefit plans liabilities.

The Company has additional plans for post-retirement benefits for directors. The Company has acquired insurance policies, with the bank subsidiary as owner and beneficiary, which it may use as a source to pay potential benefits to the plan participants. These contracts are carried at their cash surrender value, which amounted to $157,051, $150,687 and $138,001 at December 31, 2015, 2014 and 2013, respectively. The present value of accumulated benefits under these plans using an interest rate of 4.25% in 2015 and 4.50% in 2014 and 2013, and the projected unit cost method has been accrued. The accrual amounted to $212,662, $210,207 and $206,650 at December 31, 2015, 2014 and 2013, respectively, and is included in Employee and director benefit plans liabilities.

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

The following is a summary of the components of the net periodic post-retirement benefit cost (credit)(in thousands):

Years Ended December 31,	2015	2014	2013

Service cost	$94	$105	$55

Interest cost	102	132	82

Amortization of net gain	(44)	(14)	(2)

Amortization of prior service credit	(82)	(81)	(183)

Net periodic post-retirement benefit cost (credit)	$70	$142	$(48)

The discount rate used in determining the accumulated post-retirement benefit obligation was 4.20% in 2015, 4.00% in 2014 and 4.80% in 2013. The assumed health care cost trend rate used in measuring the accumulated post-retirement benefit obligation was 6.75% in 2015. The rate was assumed to decrease gradually to 5.00% for 2022 and remain at that level thereafter. If the health care cost trend rate assumptions were increased 1.00%, the accumulated post-retirement benefit obligation as of December 31, 2015, would be increased by 13.81%, and the aggregate of the service and interest cost components of the net periodic post-retirement benefit cost for the year then ended would have increased by 17.85%. If the health care cost trend rate assumptions were decreased 1.00%, the accumulated post-retirement benefit obligation as of December 31, 2015, would be decreased by 11.28%, and the aggregate of the service and interest cost components of the net periodic post-retirement benefit cost for the year then ended would have decreased by 14.23%.

The following table presents the estimated benefit payments for each of the next five years and in the aggregate for the next five years (in thousands):

2016	$191
2017	146
2018	119
2019	57
2020	78
2021-2025	808

The following is a reconciliation of the accumulated post-retirement benefit obligation, which is included in Employee and director benefit plans liabilities (in thousands):

Accumulated post-retirement benefit obligation as of December 31, 2014	$3,570
Service cost	94
Interest cost	102
Actuarial gain	(1,221)
Benefits paid	(37)

Accumulated post-retirement benefit obligation as of December 31, 2015	$2,508

The following is a summary of the change in plan assets (in thousands):

	2015		2014		2013

Fair value of plan assets at beginning of year	$		$		$
Actual return on assets
Employer contribution		37		64		90
Benefits paid, net		(37)		(64)		(90)

Fair value of plan assets at end of year	$		$		$

Amounts recognized in the Accumulated Other Comprehensive Income (Loss), net of tax, were (in thousands):

For the year ended December 31,	2015	2014	2013
Net gain (loss)	$697	$(80)	$288
Prior service charge	730	783	837

Total accumulated other comprehensive income	$1,427	$703	$1,125

Amounts recognized in the accumulated post-retirement benefit obligation and other comprehensive income (loss) were (in thousands):

For the year ended December 31,	2015
Unrecognized actuarial gain	$1,176
Amortization of prior service cost	(82)

Total accumulated other comprehensive gain	$1,094

The prior service credit that will be recognized in accumulated other comprehensive income during 2016 is $81,381.

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

Available for Sale Securities

The fair value of available for sale securities is based on quoted market prices. The Company’s available for sale securities are reported at their estimated fair value, which is determined utilizing several sources. The primary source is Interactive Data Corporation, which utilizes pricing models that vary based by asset class and include available trade, bid and other market information and whose methodology includes broker quotes, proprietary models and vast descriptive databases. Another source for determining fair value is matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark securities. The Company’s available for sale securities for which fair value is determined through the use of such pricing models and matrix pricing are classified as Level 2 assets. If the fair value of available for sale securities is generated through model-based techniques including the discounting of estimated cash flows, such securities are classified as Level 3 assets.

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

The balances of available for sale securities, which are the only assets measured at fair value on a recurring basis, by level within the fair value hierarchy and by investment type, as of December 31, 2015, 2014 and 2013, were as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
December 31, 2015:
U.S. Treasuries	$63,754	$	$63,754	$
U.S. Government agencies	84,546		84,546
Mortgage-backed securities	30,130		30,130
States and political subdivisions	23,727		23,547		180
Equity securities	650		650

Total	$202,807	$	$202,627		$180

December 31, 2014:
U.S. Treasuries	$29,654	$	$29,654	$
U.S. Government agencies	117,989		117,989
Mortgage-backed securities	35,817		35,817
States and political subdivisions	31,012		31,012
Equity securities	650		650

Total	$215,122	$	$215,122	$

December 31, 2013:
U.S. Treasuries	$43,648	$	$43,648	$
U.S. Government agencies	145,805		145,805
Mortgage-backed securities	50,326		50,326
States and political subdivisions	35,011		35,011
Equity securities	650		650

Total	$275,440	$	$275,440	$

Impaired loans, which are measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of December 31, 2015, 2014 and 2013 were as follows (in thousands):

		Fair Value Measurements Using
December 31:	Total		Level 1		Level 2	Level 3

2015	$4,981	$		$		$4,981
2014	10,610					10,610
2013	18,831					18,831

Other real estate, which is measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of December 31, 2015, 2014 and 2013 are as follows (in thousands):

		Fair Value Measurements Using
December 31:	Total		Level 1		Level 2	Level 3

2015	$9,916	$		$		$9,916
2014	7,646					7,646
2013	9,630					9,630

The following table presents a summary of changes in the fair value of other real estate which is measured using Level 3 inputs (in thousands):

	2015	2014	2013
Balance, beginning of year	$7,646	$9,630	$7,008

Loans transferred to ORE	7,502	1,345	4,537

Sales	(4,295)	(2,068)	(1,188)

Writedowns	(937)	(1,261)	(670)

Insurance proceeds from casualty loss			(57)

Balance, end of year	$9,916	$7,646	$9,630

The carrying value and estimated fair value of financial instruments, by level within the fair value hierarchy, at December 31, 2015, 2014 and 2013, are as follows (in thousands):

	Carrying	Fair Value Measurements Using
	Amount	Level 1	Level 2		Level 3		Total
December 31, 2015:
Financial Assets:
Cash and due from banks	$31,396	$31,396	$		$		$31,396
Available for sale securities	202,807			202,627		180	202,807
Held to maturity securities	19,025			19,220			19,220
Other investments	2,744	2,744					2,744
Federal Home Loan Bank stock	1,637			1,637			1,637
Loans, net	329,487					331,026	331,026
Other real estate	9,916					9,916	9,916
Cash surrender value of life insurance	18,735			18,735			18,735
Financial Liabilities:
Deposits:
Non-interest bearing	122,743	122,743					122,743
Interest bearing	389,964					390,205	390,205
Borrowings from Federal Home Loan Bank	18,409			19,731			19,731

	Carrying	Fair Value Measurements Using
	Amount	Level 1	Level 2		Level 3		Total
December 31, 2014:
Financial Assets:
Cash and due from banks	$23,556	$23,556	$		$		$23,556
Available for sale securities	215,122			215,122			215,122
Held to maturity securities	17,784			17,859			17,859
Other investments	2,962	2,962					2,962
Federal Home Loan Bank stock	2,504			2,504			2,504
Loans, net	353,201					355,004	355,004
Other real estate	7,646					7,646	7,646
Cash surrender value of life insurance	18,145			18,145			18,145
Financial Liabilities:
Deposits:
Non-interest bearing	103,607	103,607					103,607
Interest bearing	413,313					413,672	413,672
Borrowings from Federal Home Loan Bank	38,708			40,720			40,720

	Carrying	Fair Value Measurements Using
	Amount	Level 1	Level 2		Level 3		Total
December 31, 2013:
Financial Assets:
Cash and due from banks	$36,264	$36,264	$		$		$36,264
Available for sale securities	275,440			275,440			275,440
Held to maturity securities	11,142			10,686			10,686
Other investments	3,262	3,262					3,262
Federal Home Loan Bank stock	3,834			3,834			3,834
Loans, net	366,415					369,117	369,117
Other real estate	9,630					9,630	9,630
Cash surrender value of life insurance	17,456			17,456			17,456
Financial Liabilities:
Deposits:
Non-interest bearing	107,117	107,117					107,117
Interest bearing	461,080					452,174	452,174
Borrowings from Federal Home Loan Bank	77,684			79,051			79,051

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Peoples Financial Corporation

Biloxi, Mississippi

We have audited the accompanying consolidated statements of condition of Peoples Financial Corporation and subsidiaries (the “Company”) as of December 31, 2015, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peoples Financial Corporation and subsidiaries as of December 31, 2015, 2014 and 2013, and the results of their operations and their cash flows for the years then ended in conformity with United States generally accepted accounting principles.

Atlanta, Georgia

March 15, 2016

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9a - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2015, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the period ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Controls Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13(a)–15 (f) of the Securities Exchange Act of 1934. In meeting its responsibility, management relies on its accounting and other related control systems. The internal control systems are designed to ensure that transactions are properly authorized and recorded in the Company’s financial records and to safeguard the Company’s assets from material loss or misappropriation.

Management of the Company, including its Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of internal control over financial reporting as of December 31, 2015, using the criteria set forth in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our assessment included a review of the documentation of controls, evaluations of the design of the internal control system and tests of operating effectiveness of the internal controls. Based on the assessment, management has concluded that the Company had effective internal control over financial reporting as of December 31, 2015.

Chevis C. Swetman	Lauri A. Wood
Chairman, President and Chief Executive Officer	Chief Financial Officer
March 15, 2016	March 15, 2016

ITEM 9b - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in Sections II, III, VIII and IX contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 27, 2016, which was filed by the Company in definitive form with the Commission on March 15, 2016, is incorporated herein by reference.

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

ITEM 11 - EXECUTIVE COMPENSATION

The information in Section VI contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 27, 2016, which was filed by the Company in definitive form with the Commission on March  15, 2016, is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in Sections IV and V contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 27, 2016, which was filed by the Company in definitive form with the Commission on March 15, 2016, is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information in Sections III and VII contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 27, 2016, which was filed by the Company in definitive form with the Commission on March 15, 2016, is incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

The information in Section XI contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 27, 2016, which was filed by the Company in definitive form with the Commission on March 15, 2016, is incorporated herein by reference.

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
	Pursuant to 18 U.S.C. ss. 1350*
(101)

The following materials from the Company’s 2015 Annual Report to Shareholders, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Condition at December 31, 2015, 2014 and 2013, (ii) Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2015, 2014 and 2013, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2015, 2014 and 2013, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013 and (vi) Notes to the Consolidated Financial Statements for the years ended December 31, 2015, 2014 and 2013.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL CORPORATION

(Registrant)

Date:               March 15, 2016

BY:             /s/ Chevis C. Swetman

Chevis C. Swetman, Chairman of the Board

(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

BY: /s/ Chevis C. Swetman

Date: March 15, 2016

Chevis C. Swetman, Chairman, President and CEO (principal executive officer)

BY: /s/ Drew Allen	BY: /s/ Dan Magruder

Date: March 15, 2016	Date: March 15, 2016

Drew Allen, Director	Dan Magruder, Director

BY: /s/ Rex E. Kelly	BY: /s/ Jeffrey H. O’Keefe

Date: March 15, 2016	Date: March 15, 2016

Rex E. Kelly, Director	Jeffrey H. O’Keefe, Director

BY: /s/ Lauri A. Wood

Date: March 15, 2016

Lauri A. Wood, Chief Financial Officer (principal financial and accounting officer)