Form 10-Q
period 2016-03-31
PEOPLES FINANCIAL CORP /MS/
filed 2016-05-11
CIK 770460

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date. Peoples Financial Corporation has only one class of common stock authorized. At April 30, 2016, there were 15,000,000 shares of $1 par value common stock authorized, with 5,123,186 shares issued and outstanding.

Part 1 – Financial Information

Item 1: Financial Statements

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition

(in thousands except share data)

	March 31, 2016 (unaudited)	December 31, 2015 (audited)
Assets
Cash and due from banks	$71,609	$31,396
Available for sale securities	217,884	202,807
Held to maturity securities, fair value of $22,046 at March 31, 2016; $19,220 at December 31, 2015	21,743	19,025
Other investments	2,713	2,744
Federal Home Loan Bank Stock, at cost	1,642	1,637
Loans	337,911	337,557
Less: Allowance for loan losses	7,564	8,070

Loans, net	330,347	329,487
Bank premises and equipment, net of accumulated depreciation	22,513	22,446
Other real estate	9,840	9,916
Accrued interest receivable	1,932	1,832
Cash surrender value of life insurance	18,884	18,735
Other assets	1,130	979

Total assets	$700,237	$641,004

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition (continued)

(in thousands except share data)

	March 31, 2016 (unaudited)	December 31, 2015 (audited)
Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Demand, non-interest bearing	$130,617	$122,743
Savings and demand, interest bearing	375,041	315,141
Time, $100,000 or more	36,364	35,389
Other time deposits	39,213	39,434

Total deposits	581,235	512,707
Borrowings from Federal Home Loan Bank	8,333	18,409
Employee and director benefit plans liabilities	16,374	16,283
Other liabilities	1,139	1,766

Total liabilities	607,081	549,165
Shareholders’ Equity:
Common stock, $1 par value, 15,000,000 shares authorized, 5,123,186 shares issued and outstanding at March 31, 2016 and December 31, 2015	5,123	5,123
Surplus	65,780	65,780
Undivided profits	19,227	19,151
Accumulated other comprehensive income, net of tax	3,026	1,785

Total shareholders’ equity	93,156	91,839

Total liabilities and shareholders’ equity	$700,237	$641,004

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Operations

(in thousands except per share data)(unaudited)

	Three Months Ended March 31,
	2016	2015
Interest income:
Interest and fees on loans	$3,697	$3,753
Interest and dividends on securities:
U.S. Treasuries	207	111
U.S. Government agencies	349	559
Mortgage-backed securities	143	154
States and political subdivisions	305	371
Corporate bonds	8
Other investments	8	4
Interest on balances due from depository institutions	63	13

Total interest income	4,780	4,965

Interest expense:
Deposits	200	164
Borrowings from Federal Home Loan Bank	42	46

Total interest expense	242	210

Net interest income	4,538	4,755
Provision for allowance for loan losses	113	986

Net interest income after provision for allowance for loan losses	$4,425	$3,769

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Operations (continued)

(in thousands except per share data)(unaudited)

	Three Months Ended March 31,
	2016		2015
Non-interest income:
Trust department income and fees		$396		$406
Service charges on deposit accounts		932		1,224
Gain on liquidation, sales and calls of securities		80
Loss from other investments		(31)		(58)
Increase in cash surrender value of life insurance		102		122
Other income		164		247

Total non-interest income		1,643		1,941

Non-interest expense:
Salaries and employee benefits		2,774		3,039
Net occupancy		647		667
Equipment rentals, depreciation and maintenance		714		717
FDIC and state banking assessments		226		246
Data processing		340		359
ATM expense		108		343
Other real estate expense		351		451
Other expense		832		1,039

Total non-interest expense		5,992		6,861

Net income (loss)		$76		$(1,151)

Basic and diluted earnings (loss) per share		$.01		$(.22)

Dividends declared per share	$		$

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands)(unaudited)

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$76	$(1,151)
Other comprehensive income:
Net unrealized gain on available for sale securities	1,313	2,602
Reclassification adjustment for realized gains on available for sale securities called or sold	(72)

Total other comprehensive income	1,241	2,602

Total comprehensive income	$1,317	$1,451

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

(in thousands except share data)

	Number of Common Shares	Common Stock	Surplus	Undivided Profits	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2016	5,123,186	$5,123	$65,780	$19,151	$1,785	$91,839
Net income				76		76
Other comprehensive income					1,241	1,241

Balance, March 31, 2016	5,123,186	$5,123	$65,780	$19,227	$3,026	$93,156

Note: Balances as of January 1, 2016 were audited.

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)(unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$76	$(1,151)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	447	445
Provision for allowance for loan losses	113	986
Writedown of other real estate	355	411
Gain on sales of other real estate	(57)	(24)
Loss from other investments	31	58
Amortization of available for sale securities	18	61
Amortization of held to maturity securities	30	17
Gain on liquidation, sales and calls of securities	(80)
Change in accrued interest receivable	(100)	(56)
Increase in cash surrender value of life insurance	(102)	(122)
Change in other assets	(151)	190
Change in other liabilities	(536)	(73)

Net cash provided by operating activities	$44	$742

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(in thousands) (unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from investing activities:
Proceeds from maturities, sales and calls of available for sale securities	$56,126	$26,327
Purchases of available for sale securities	(69,900)	(35,047)
Proceeds from maturities and calls of held to maturity securities	280
Purchases of held to maturity securities	(3,028)
Purchases of Federal Home Loan Bank stock	(5)	(406)
Proceeds from sales of other real estate	592	513
Loans, net change	(1,787)	(14,942)
Acquisition of bank premises and equipment	(514)	(58)
Investment in cash surrender value of life insurance	(47)	(35)

Net cash used in investing activities	(18,283)	(23,648)

Cash flows from financing activities:
Demand and savings deposits, net change	67,774	45,747
Time deposits, net change	754	(975)
Borrowings from Federal Home Loan Bank	98,900	319,000
Repayments to Federal Home Loan Bank	(108,976)	(309,074)

Net cash provided by financing activities	58,452	54,698

Net increase in cash and cash equivalents	40,213	31,792
Cash and cash equivalents, beginning of period	31,396	23,556

Cash and cash equivalents, end of period	$71,609	$55,348

See Notes to Consolidated Financial Statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the three Months Ended March 31, 2016 and 2015

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

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the financial position of the Company and its subsidiaries as of March 31, 2016 and the results of their operations and their cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2015 Annual Report and Form 10-K.

The results of operations for the quarter ended March 31, 2016, are not necessarily indicative of the results to be expected for the full year.

Use of Estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determination of the allowance for loan losses, the valuation of other real estate acquired in connection with foreclosure or in satisfaction of loans and valuation allowances associated with the realization of deferred tax assets, which are based on future taxable income.

Summary of Significant Accounting Policies – The accounting and reporting policies of the Company conform to GAAP and general practices within the banking industry. There have been no material changes or developments in the application of principles or in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies as disclosed in our Form 10-K for the year ended December 31, 2015.

New Accounting Pronouncements – In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 82). ASU 2016-02 provides certain targeted improvements to align lessor accounting with the lessee accounting model. This update will be effective for fiscal years, and interim periods within those fiscal years, beginning after January 1, 2019. The adoption of this ASU is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In March 2016, FASB issued ASU 2016-03, Intangibles – Goodwill and Other (Topic 350); Business Combinations (Topic 805); Consolidation (Topic 810); Derivatives and Hedging (Topic 815): Effective Date and Transition Guidance. ASU 2016-03 amends the guidance in ASUs 2014-02, 2014-03, 2014-7 and 2014-18 to remove their effective dates and render them effective immediately. The adoption of this ASU is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In March 2016, FASB issued ASU 2016-07, Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. ASU 2016-07 eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations and retained earnings retroactively on a step by step basis. This update will be effective for fiscal years, and interim periods within those fiscal years, beginning after January 1, 2016. The adoption of this ASU is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

2. Earnings (Loss) Per Share:

Per share data is based on the weighted average shares of common stock outstanding of 5,123,186 for the three months ended March 31, 2016 and 2015.

3. Statements of Cash Flows:

The Company has defined cash and cash equivalents as cash and due from banks. The Company paid $235,325 and $204,656 for the three months ended March 31, 2016 and 2015, respectively, for interest on deposits and borrowings. No income tax payments were made during the three months ended March 31, 2016 and 2015. Loans transferred to other real estate amounted to $813,589 and $5,551,393 during the three months ended March 31, 2016 and 2015, respectively.

4. Investments:

The amortized cost and fair value of securities at March 31, 2016 and December 31, 2015, are as follows (in thousands):

		Gross	Gross
		Unrealized	Unrealized
March 31, 2016	Amortized Cost	Gains	Losses	Fair Value
Available for sale securities:
Debt securities:
U.S. Treasuries	$112,771	$434	$(3)	$113,202
U.S. Government agencies	52,887	319	(259)	52,947
Mortgage-backed securities	28,981	412		29,393
States and political subdivisions	20,872	862		21,734

Total debt securities	215,511	2,027	(262)	217,276
Equity securities	608			608

Total available for sale securities	$216,119	$2,027	$(262)	$217,884

Held to maturity securities:
States and political subdivisions	$20,238	$323	$(8)	$20,553
Corporate bonds	1,505		(12)	1,493

Total held to maturity securities	$21,743	$323	$(20)	$22,046

		Gross	Gross
		Unrealized	Unrealized
December 31, 2015	Amortized Cost	Gains	Losses	Fair Value
Available for sale securities:
Debt securities:
U.S. Treasuries	$63,845	$20	$(111)	$63,754
U.S. Government agencies	84,849	176	(479)	84,546
Mortgage-backed securities	30,106	155	(131)	30,130
States and political subdivisions	22,833	894		23,727

Total debt securities	201,633	1,245	(721)	202,157
Equity securities	650			650

Total available for sale securities	$202,283	$1,245	$(721)	$202,807

Held to maturity securities:
States and political subdivisions	$17,507	$222	$(16)	$17,713
Corporate bonds	1,518		(11)	1,507

Total held to maturity securities	$19,025	$222	$(27)	$19,220

The amortized cost and fair value of debt securities at March 31, 2016 (in thousands), by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale securities:
Due in one year or less	$67,807	$67,867
Due after one year through five years	81,725	82,627
Due after five years through ten years	25,980	26,295
Due after ten years	11,018	11,094
Mortgage-backed securities	28,981	29,393

Totals	$215,511	$217,276

Held to maturity securities:
Due in one year or less	$621	$622
Due after one year through five years	8,505	8,570
Due after five years through ten years	7,985	8,140
Due after ten years	4,632	4,714

Totals	$21,743	$22,046

Available for sale and held to maturity securities with gross unrealized losses at March 31, 2016 and December 31, 2015, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows (in thousands):

	Less Than Twelve Months		Over Twelve Months			Total
		Gross			Gross		Gross
		Unrealized			Unrealized		Unrealized
	Fair Value	Losses	Fair Value		Losses	Fair Value	Losses
March 31, 2016:
U.S. Treasuries	$24,996	$3	$		$	$24,996	$3
U.S. Government agencies	12,825	159		4,887	100	17,712	259
States and political subdivisions	1,254	7		596	1	1,850	8
Corporate bonds	1,493	12				1,493	12

TOTAL	$40,568	$181		$5,483	$101	$46,051	$282

December 31, 2015:
U.S. Treasuries	$39,889	$111	$		$	$39,889	$111
U.S. Government agencies	14,894	87		12,581	392	27,475	479
Mortgage-backed securities	16,557	131				16,557	131
States and political subdivisions	2,225	8		1,362	8	3,587	16
Corporate bonds	1,507	11				1,507	11

TOTAL	$75,072	$348		$13,943	$400	$89,015	$748

At March 31, 2016, 5 of the 24 securities issued by the U.S. Treasury, 3 of the 10 securities issued by U.S. Government agencies, 8 of the 146 securities issued by states and political subdivisions and the corporate bonds contained unrealized losses.

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

Proceeds from sales and calls of available for sale debt securities were $19,590,781 during the three months ended March 31, 2016. Available for sale debt securities were sold or called for a realized gain of $72,333 for the three months ended March 31, 2016. There were no sales or calls of available for sale debt securities for the three months ended March 31, 2015.

Securities with a fair value of $205,888,934 and $168,724,920 at March 31, 2016 and December 31, 2015, respectively, were pledged to secure public deposits, federal funds purchased and other balances required by law.

5. Loans:

The composition of the loan portfolio at March 31, 2016 and December 31, 2015, is as follows (in thousands):

	March 31, 2016	December 31, 2015
Gaming	$31,492	$31,655
Residential and land development	919	933
Real estate, construction	35,449	35,414
Real estate, mortgage	220,878	219,925
Commercial and industrial	41,934	42,480
Other	7,239	7,150

Total	$337,911	$337,557

The age analysis of the loan portfolio, segregated by class of loans, as of March 31, 2016 and December 31, 2015, is as follows (in thousands):

											Loans Past Due Greater
	Number of Days Past Due										Than 90
					Greater		Total			Total	Days &
	30 - 59		60 - 89		Than 90		Past Due		Current	Loans	Still Accruing
March 31, 2016:
Gaming	$		$		$		$		$31,492	$31,492	$
Residential and land development						309		309	610	919
Real estate, construction		1,113				995		2,108	33,341	35,449
Real estate, mortgage		8,564		2,599		1,962		13,125	207,753	220,878	103
Commercial and industrial		1,555				743		2,298	39,636	41,934
Other		66		3		76		145	7,094	7,239	76

Total		$11,298		$2,602		$4,085		$17,985	$319,926	$337,911	$179

December 31, 2015:
Gaming	$		$		$		$		$31,655	$31,655	$
Residential and land development						323		323	610	933
Real estate, construction		851		448		1,346		2,645	32,769	35,414
Real estate, mortgage		7,094		3,673		1,352		12,119	207,806	219,925	146
Commercial and industrial		1,206		31		237		1,474	41,006	42,480
Other		67						67	7,083	7,150

Total		$9,218		$4,152		$3,258		$16,628	$320,929	$337,557	$146

The Company monitors the credit quality of its loan portfolio through the use of a loan grading system. A score of 1 – 5 is assigned to the loan based on factors including repayment ability, trends in net worth and/or financial condition of the borrower and guarantors, employment stability, management ability, loan to value fluctuations, the type and structure of the loan, conformity of the loan to bank policy and payment performance. Based on the total score, a loan grade of A, B, C, S, D, E or F is applied. A grade of A will generally be applied to loans for customers that are well known to the Company and that have excellent sources of repayment. A grade of B will generally be applied to loans for customers that have excellent sources of repayment which have no identifiable risk of collection. A grade of C will generally be applied to loans for customers that have adequate sources of repayment which have little identifiable risk of collection. A grade of S will generally be applied to loans for customers who meet the criteria for a grade of C but who also warrant additional monitoring by placement on the watch list. A grade of D will generally be applied to loans for customers that are inadequately protected by current sound net worth, paying capacity of the borrower, or pledged collateral. Loans with a grade of D have unsatisfactory characteristics such as cash flow deficiencies, bankruptcy filing by the borrower or dependence on the sale of collateral for the primary source of repayment, causing more than acceptable levels of risk. Loans 60 to 89 days past due receive a grade of D. A grade of E will generally be applied to loans for customers with weaknesses inherent in the “D” classification and in which collection or liquidation in full is questionable. In addition, on a monthly basis the Company determines which loans are 90 days or more past due and assigns a grade of E to them. A grade of F is applied to loans which are considered uncollectible and of such little value that their continuance in an active bank is not warranted. Loans with this grade are charged off, even though partial or full recovery may be possible in the future.

An analysis of the loan portfolio by loan grade, segregated by class of loans, as of March 31, 2016 and December 31, 2015, is as follows (in thousands):

	Loans With A Grade Of:
	A, B or C	S		D		E		F	Total
March 31, 2016:
Gaming	$31,492	$		$		$		$	$31,492
Residential and land development	610						309		919
Real estate, construction	32,514				725		2,210		35,449
Real estate, mortgage	168,381		16,541		23,019		12,937		220,878
Commercial and industrial	24,469		15,007		1,326		1,132		41,934
Other	7,121		1		117				7,239

Total	$264,587		$31,549		$25,187		$16,588	$	$337,911

December 31, 2015:
Gaming	$31,655	$		$		$		$	$31,655
Residential and land development	610						323		933
Real estate, construction	31,935				883		2,596		35,414
Real estate, mortgage	167,286		16,678		23,686		12,275		219,925
Commercial and industrial	24,466		15,007		2,368		639		42,480
Other	7,114		1		35				7,150

Total	$263,066		$31,686		$26,972		$15,833	$	$337,557

A loan may be impaired but not on nonaccrual status when the loan is well secured and in the process of collection. Total loans on nonaccrual as of March 31, 2016 and December 31, 2015, are as follows (in thousands):

	March 31, 2016	December 31, 2015
Residential and land development	$309	$323
Real estate, construction	2,137	2,523
Real estate, mortgage	11,924	11,759
Commercial and industrial	1,078	581

Total	$15,448	$15,186

The Company has modified certain loans by granting interest rate concessions to these customers. These loans are in compliance with their modified terms, are currently accruing and the Company has classified them as troubled debt restructurings. Troubled debt restructurings as of March 31, 2016 and December 31, 2015 were as follows (in thousands except for number of contracts):

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded	Related
	Contracts	Investment	Investment	Allowance
March 31, 2016:
Real estate, mortgage	3	$1,216	$1,216	$107

Total	3	$1,216	$1,216	$107

December 31, 2015:
Real estate, mortgage	3	$1,232	$1,232	$107

Total	3	$1,232	$1,232	$107

Impaired loans, which include loans classified as nonaccrual and troubled debt restructurings, segregated by class of loans, as of March 31, 2016 and December 31, 2015, are as follows (in thousands):

	Unpaid Principal Balance	Recorded Investment	Related Allowance		Average Recorded Investment	Interest Income Recognized
March 31, 2016:
With no related allowance recorded:
Real estate, construction	$1,933	$1,458	$		$1,510	$
Real estate, mortgage	9,693	8,937			8,734		8
Commercial and industrial	1,116	1,078			742

Total	12,742	11,473			10,986		8

With a related allowance recorded:
Residential and land development	309	309		109	318
Real estate, construction	812	679		250	680
Real estate, mortgage	4,203	4,203		1,539	4,215		7

Total	5,324	5,191		1,898	5,213		7

Total by class of loans:
Residential and land development	309	309		109	318
Real estate, construction	2,745	2,137		250	2,190
Real estate, mortgage	13,896	13,140		1,539	12,949		15
Commercial and industrial	1,116	1,078			742

Total	$18,066	$16,664		$1,898	$16,199		$15

	Unpaid Principal Balance	Recorded Investment	Related Allowance		Average Recorded Investment	Interest Income Recognized
December 31, 2015:
With no related allowance recorded:
Real estate, construction	$2,228	$1,842	$		$1,878	$
Real estate, mortgage	9,771	9,014			9,175		21
Commercial and industrial	619	581			653

Total	12,618	11,437			11,706		21

With a related allowance recorded:
Residential and land development	323	323		109	343
Real estate, construction	814	681		252	780
Real estate, mortgage	3,977	3,977		1,443	3,920		18

Total	5,114	4,981		1,804	5,043		18

Total by class of loans:
Residential and land development	323	323		109	343
Real estate, construction	3,042	2,523		252	2,658
Real estate, mortgage	13,748	12,991		1,443	13,095		39
Commercial and industrial	619	581			653

Total	$17,732	$16,418		$1,804	$16,749		$39

6. Allowance for Loan Losses:

Transactions in the allowance for loan losses for the three months ended March 31, 2016 and 2015, and the balances of loans, individually and collectively evaluated for impairment, as of March 31, 2016 and 2015, are as follows (in thousands):

	Gaming		Residential and Land Development	Real Estate, Construction	Real Estate, Mortgage	Commercial and Industrial	Other	Total
For the Quarter Ended March 31, 2016:
Allowance for Loan Losses:
Beginning Balance		$582	$189	$589	$5,382	$1,075	$253	$8,070
Charge-offs				(89)	(15)	(509)	(50)	(663)
Recoveries				1	7	15	21	44
Provision		(15)	6	(49)	40	105	26	113

Ending Balance		$567	$195	$452	$5,414	$686	$250	$7,564

Allowance for loan losses, March 31, 2016:
Ending balance: individually evaluated for impairment	$		$109	$391	$1,829	$130	$3	$2,462

Ending balance: collectively evaluated for impairment		$567	$86	$61	$3,585	$556	$247	$5,102

Total Loans, March 31, 2016:
Ending balance: individually evaluated for impairment	$		$309	$2,935	$35,956	$2,458	$117	$41,775

Ending balance: collectively evaluated for impairment		$31,492	$610	$32,514	$184,922	$39,476	$7,122	$296,136

	Gaming		Residential and Land Development	Real Estate, Construction	Real Estate, Mortgage	Commercial and Industrial	Other	Total
For the Quarter Ended March 31, 2015:
Allowance for Loan Losses:
Beginning Balance		$573	$251	$860	$6,609	$587	$326	$9,206
Charge-offs				(97)	(83)	(24)	(60)	(264)
Recoveries					7	10	40	57
Provision		(36)	817	(17)	134	68	20	986

Ending Balance		$537	$1,068	$746	$6,667	$641	$326	$9,985

Allowance for loan losses, March 31, 2015:
Ending balance: individually evaluated for impairment	$		$894	$687	$2,922	$264	$12	$4,779

Ending balance: collectively evaluated for impairment		$537	$174	$59	$3,745	$377	$314	$5,206

Total Loans, March 31, 2015:
Ending balance: individually evaluated for impairment	$		$5,436	$5,546	$38,574	$1,852	$31	$51,439

Ending balance: collectively evaluated for impairment		$29,760	$650	$32,130	$200,921	$43,251	$13,440	$320,152

7. Deposits:

Time deposits of $100,000 or more at March 31, 2016 and December 31, 2015 include brokered deposits of $5,000,000, which mature in 2017.

Time deposits of $250,000 or more totaled approximately $24,938,000 and $24,090,000 at March 31, 2016 and December 31, 2015, respectively.

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

Level 3—Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include the use of option pricing models, discounted cash flow models and similar techniques.

Following is a description of valuation methodologies used to determine the fair value of financial assets and liabilities.

Cash and Due from Banks

The carrying amount shown as cash and due from banks approximates fair value.

Available for Sale Securities

The fair value of available for sale securities is based on quoted market prices. The Company’s available for sale securities are reported at their estimated fair value, which is determined utilizing several sources. The primary source is Interactive Data Corporation, which utilizes pricing models that vary based on asset class and include available trade, bid and other market information and whose methodology includes broker quotes, proprietary models and vast descriptive databases. Another source for determining fair value is matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark securities. The Company’s available for sale securities for which fair value is determined through the use of such pricing models and matrix pricing are classified as Level 2 assets. If the fair value of available for sale securities is generated through model-based techniques, including the discounting of estimated cash flows, such securities are classified as Level 3 assets.

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

The balances of available for sale securities, which are the only assets measured at fair value on a recurring basis, by level within the fair value hierarchy and by investment type, as of March 31, 2016 and December 31, 2015 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
March 31, 2016:
U.S. Treasuries	$113,202	$	$113,202	$
U.S. Government agencies	52,947		52,947
Mortgage-backed securities	29,393		29,393
States and political subdivisions	21,734		21,554		180
Equity securities	608		608

Total	$217,884	$	$217,704		$180

December 31, 2015:
U.S. Treasuries	$63,754	$	$63,754	$
U.S. Government agencies	84,546		84,546
Mortgage-backed securities	30,130		30,130
States and political subdivisions	23,727		23,547		180
Equity securities	650		650

Total	$202,807	$	$202,627		$180

Impaired loans, which are measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of March 31, 2016 and December 31, 2015 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
March 31, 2016	$7,752	$	$	$7,752
December 31, 2015	7,811			7,811

Other real estate, which is measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of March 31, 2016 and December 31, 2015 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
March 31, 2016	$9,840	$	$	$9,840
December 31, 2015	9,916			9,916

The following table presents a summary of changes in the fair value of other real estate which is measured using level 3 inputs (in thousands):

	For the Three	For the Year
	Months Ended	Ended
	March 31, 2016	December 31, 2015
Balance, beginning of period	$9,916	$7,646
Loans transferred to ORE	814	7,502
Sales	(535)	(4,295)
Writedowns	(355)	(937)

Balance, end of period	$9,840	$9,916

The carrying value and estimated fair value of financial instruments, by level within the fair value hierarchy, at March 31, 2016 and December 31, 2015, are as follows (in thousands):

	Carrying	Fair Value Measurements Using
	Amount	Level 1	Level 2		Level 3		Total
March 31, 2016:
Financial Assets:
Cash and due from banks	$71,609	$71,609	$		$		$71,609
Available for sale securities	217,884			217,704		180	217,884
Held to maturity securities	21,743			22,046			22,046
Other investments	2,713	2,713					2,713
Federal Home Loan Bank stock	1,642			1,642			1,642
Loans, net	330,347					333,880	333,880
Other real estate	9,840					9,840	9,840
Cash surrender value of life insurance	18,884			18,884			18,884
Financial Liabilities:
Deposits:
Non-interest bearing	130,617	130,617					130,617
Interest bearing	450,618					450,891	450,891
Borrowings from Federal Home Loan
Bank	8,333			9,857			9,857

December 31, 2015:
Financial Assets:
Cash and due from banks	$31,396	$31,396	$		$		$31,396
Available for sale securities	202,807			202,627		180	202,807
Held to maturity securities	19,025			19,220			19,220
Other investments	2,744	2,744					2,744
Federal Home Loan Bank stock	1,637			1,637			1,637
Loans, net	329,487					331,026	331,026
Other real estate	9,916					9,916	9,916
Cash surrender value of life insurance	18,735			18,735			18,735
Financial Liabilities:
Deposits:
Non-interest bearing	122,743	122,743					122,743
Interest bearing	389,964					390,205	390,205
Borrowings from Federal Home Loan
Bank	18,409			19,731			19,731

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

The following presents Management’s discussion and analysis of the consolidated financial condition and results of operations of Peoples Financial Corporation and Subsidiaries. These comments should be considered in combination with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in this report on Form 10-Q and the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Management’s Discussion and Analysis included in the Company’s Form 10-K for the year ended December 31, 2015.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued several new accounting standards updates during the first quarter of 2016, which have been disclosed in the Notes to Unaudited Consolidated Financial Statements. The Company does not expect that these updates will have a material effect on its financial position, or results of operations.

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

The Company reported net income of $76,000 for the first quarter of 2016 compared with a net loss of $1,151,000 for the first quarter of 2015. Results in 2016 included decreases in the provision for the allowance for loan losses and non-interest expense which was partially offset by a decrease in net interest income and non-interest income as compared with 2015.

Managing the net interest margin in the Company’s highly competitive market and in context of larger economic conditions has been very challenging and will continue to be so, for the foreseeable future. Net interest income was impacted primarily by the decrease in interest income on loans of $56,000. This decrease was the result of the decrease in average loans and the yield on average loans. The decrease in average loans was a result of principal payments, maturities, charge-offs and foreclosures on existing loans exceeding new loans.

Monitoring asset quality, estimating potential losses in our loan portfolio and addressing non-performing loans continue to be emphasized during these difficult economic times, as the local economy continues to negatively impact collateral values and borrowers’ ability to repay their loans. A provision for the allowance for loan losses of $113,000 was recorded in 2016 as compared with $986,000 in 2015. The Company is working diligently to address and reduce its non-performing assets. The Company’s nonaccrual loans totaled $15,448,000 and $15,186,000 at March 31, 2016 and December 31, 2015, respectively. Most of these loans are collateral-dependent, and the Company has rigorously evaluated the value of its collateral to determine potential losses.

Non-interest income decreased $298,000 for the three months ended March 31, 2016 as compared with 2015 results. Service charges on deposit accounts decreased $292,000 for 2016 as compared with 2015 primarily as a result of decreased ATM fee income.

Non-interest expense decreased $869,000 for the three months ended March 31, 2016 as compared with 2015 results. This decrease for the three months ended March 31, 2016 was the result of decreases in salaries and employee benefits of $265,000, ATM expense of $235,000 and other expense of $207,000 as compared with 2015. Other expenses includes legal fees which decreased $159,000 for the three months ended March 31, 2016 as compared with the same period for 2015.

Total assets at March 31, 2016 increased $59,233,000 as compared with December 31, 2015. Cash and due from banks increased $40,213,000 in the management of the Company’s liquidity position. Available for sale securities increased $15,077,000 primarily as a result of increased purchases of these investments at March 31, 2016.

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

The Company’s average interest earning assets decreased approximately $16,133,000 or 3%, from approximately $618,670,000 for the first quarter of 2015 to approximately $602,537,000 for the first quarter of 2016. The Company’s average balance sheet decreased primarily as average loans decreased approximately $24,493,000 and average nontaxable available for sale securities decreased approximately $12,839,000 and balances due from financial institutions increased approximately $16,059,000 and taxable available for sale securities increased approximately $3,223,000 for the first quarter of 2016 as compared with the first quarter of 2015. Average loans decreased as principal payments, maturities, charge-offs and foreclosures relating to existing loans outpaced new loans. Average nontaxable available for sale securities decreased as some of the proceeds of the maturities of these securities were reinvested in taxable available for sale securities. Balances due from financial institutions increased from the proceeds of maturities of nontaxable available for sale securities and the management of the Company’s liquidity position.

The average yield on interest-earning assets decreased from 3.33% for the first quarter of 2015 to 3.28% for the first quarter of 2016. This decrease is primarily the result of the yield on taxable available for sale securities decreasing from 1.78% for 2015 to 1.48% for 2016 as recent purchases have shorter durations, and therefore lower yields, in anticipation of rising rates.

Average interest bearing liabilities decreased approximately $28,189,000, or 6%, from approximately $478,294,000 for the first quarter of 2015 to approximately $450,105,000 for the first quarter of 2016. Average savings and interest bearing DDA decreased $18,186,000 primarily as several large customers reallocated their funds in the current year. Average borrowings from the Federal Home Loan Bank decreased $10,075,000 due to the liquidity needs of the bank subsidiary.

The average rate paid on interest bearing liabilities for the first quarter of 2015 was .18% as compared with .22% for the first quarter of 2016. This increase is primarily due to the increased rates in the current year.

The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 3.20% for the quarter ended March 31, 2015 and 3.12% for the quarter ended March 31, 2016.

The tables on the following pages analyze the changes in tax-equivalent net interest income for the quarters ended March 31, 2016 and 2015.

Analysis of Average Balances, Interest Earned/Paid and Yield

(In Thousands)

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate
Loans (2)(3)	$337,950	$3,697	4.38%	$362,443	$3,753	4.14%
Balances due from financial institutions	31,247	63	0.81%	15,188	13	0.34%
HTM:
Taxable	1,513	8	2.12%
Non taxable (1)	18,257	162	3.55%	17,777	151	3.40%
AFS:
Taxable	188,735	699	1.48%	185,512	824	1.78%
Non taxable (1)	22,589	300	5.31%	35,428	411	4.64%
Other	2,246	8	1.42%	2,322	4	0.69%

Total	$602,537	$4,937	3.28%	$618,670	$5,156	3.33%

Savings & interest- bearing DDA	$363,656	$99	0.11%	$381,842	$70	0.07%
Time deposits	74,923	101	0.54%	74,851	94	0.50%
Borrowings from FHLB	11,526	42	1.46%	21,601	46	0.85%

Total	$450,105	$242	0.22%	$478,294	$210	0.18%

Net tax-equivalent spread			3.06%			3.15%

Net tax-equivalent margin on earning assets			3.12%			3.20%

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2016 and 2015.
(2)	Loan fees of $112 and $90 for 2016 and 2015, respectively, are included in these figures.
(3)	Includes nonaccrual loans.

Analysis of Changes in Interest Income and Interest Expense

(In Thousands)

	For the Three Months Ended
	March 31, 2016 compared with March 31, 2015
	Volume	Rate	Rate/Volume	Total
Interest earned on:
Loans	$(254)	$212	$(14)	$(56)
Balances due from finanicial institutions	14	17	19	50
Held to maturity securities:
Taxable	8			8
Non taxable	4	7		11
Available for sale securities:
Taxable	14	(137)	(2)	(125)
Non taxable	(149)	60	(22)	(111)
Other	(1)	5		4

Total	$(364)	$164	$(19)	$(219)

Interest paid on:
Savings & interest-bearing DDA	$(3)	$34	$(2)	$29
Time deposits	1	6		7
Borrowings from FHLB	(21)	33	(16)	(4)

Total	$(23)	$73	$(18)	$32

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

The Company’s analysis includes evaluating the current values of collateral securing all nonaccrual loans. Even though nonaccrual loans were $15,448,000 and $15,186,000 at March 31, 2016 and December 31, 2015, respectively, specific reserves of only $1,791,000 and $1,697,000, respectively, have been allocated to these loans as collateral values appear sufficient to cover loan losses or the loan balances have been charged down to their realizable value.

The Company’s on-going, systematic evaluation resulted in the Company recording a provision for loan losses of $113,000 and $986,000 for the first quarters of 2016 and 2015, respectively. The allowance for loan losses as a percentage of loans was 2.24% and 2.69% at March 31, 2016 and December 31, 2015, respectively. The Company believes that its allowance for loan losses is appropriate as of March 31, 2016.

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

Non-interest income

Non-interest income decreased $298,000 for the first quarter of 2016 as compared with the first quarter of 2015 as service charges on deposit accounts decreased by $292,000 during the first quarter of 2016 as compared with the first quarter of 2015. ATM fee income decreased $271,000 as the Company’s off-site ATMs at a casino transferred to another vendor during 2015.

Non-interest expense

Total non-interest expense decreased $869,000 for the first quarter of 2016 as compared with the first quarter of 2015. Salaries and employee benefits decreased $265,000, ATM expense decreased $235,000 and other expenses decreased $207,000 for the first quarter of 2016 as compared with the first quarter of 2015.

Salaries and employee benefits decreased in 2016 as the Company updated the estimates of costs associated with its deferred compensation plans in 2015.

ATM expenses decreased in 2016 as a result of decreased ATM activity in the current year as a result of off-site ATMs at a casino transferring to another vendor.

Other expense decreased in 2016 primarily as 2015’s results included increased legal fees associated with non-performing loans of $159,000.

Income Taxes

At December 31, 2014, the Company established a full valuation allowance on its deferred tax assets. Until such time as the Company returns to sustained earnings, and it is determined that it is more likely than not that the deferred tax asset will be realized, no income tax benefit or expense will be recorded.

FINANCIAL CONDITION

Cash and due from banks increased $40,213,000 at March 31, 2016, compared with December 31, 2015 in the management of the bank subsidiary’s liquidity position.

Available for sale securities increased $15,077,000 at March 31, 2016, compared with December 31, 2015 as the Company invested excess funds from increased deposits.

Other real estate (“ORE”) decreased $76,000 at March 31, 2016 as compared with December 31, 2015. Loans totaling $814,000 were transferred into ORE while $592,000 was sold for a gain of $57,000 and writedowns of ORE to fair value were $355,000 during the first three months of 2016.

Total deposits increased $68,528,000 at March 31, 2016, as compared with December 31, 2015. Typically, significant increases or decreases in total deposits and/or significant fluctuations among the different types of deposits from quarter to quarter are anticipated by Management as customers in the casino industry and county and municipal entities reallocate their resources periodically. Deposits from county and municipal entities increase significantly during the first quarter of each year based on property tax collections.

Borrowings from the Federal Home Loan Bank decreased $10,076,000 at March 31, 2016 as compared with December 31, 2015 based on the liquidity needs of the bank subsidiary.

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

As of March 31, 2016, the most recent notification from the Federal Deposit Insurance Corporation categorized the bank subsidiary as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the bank subsidiary must have a Total risk-based capital ratio of 10.00% or greater, a Common Equity Tier 1 Capital ratio of 6.50% or greater, a Tier 1 risk-based capital ratio of 8.00% or greater and a Leverage capital ratio of 5.00% or greater. There are no conditions or events since that notification that Management believes have changed the bank subsidiary’s category.

The Company’s actual capital amounts and ratios and required minimum capital amounts and ratios as of March 31, 2016 and December 31, 2015, are as follows (in thousands):

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
March 31, 2016:
Total Capital (to Risk Weighted Assets)	$95,480	21.79%	$35,055	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	89,977	20.53%	19,718	4.50%
Tier 1 Capital (to Risk Weighted Assets)	89,977	20.53%	26,291	6.00%
Tier 1 Capital (to Average Assets)	89,977	12.70%	27,291	4.00%
December 31, 2015:
Total Capital (to Risk Weighted Assets)	$95,395	21.83%	$34,954	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	89,901	20.58%	19,662	4.50%
Tier 1 Capital (to Risk Weighted Assets)	89,901	20.58%	26,215	6.00%
Tier 1 Capital (to Average Assets)	89,901	13.18%	27,291	4.00%

The actual capital amounts and ratios and required minimum capital amounts and ratios for the Bank as of March 31, 2016 and December 31, 2015, are as follows (in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2016:
Total Capital (to Risk Weighted Assets)	$92,090	21.20%	$34,746	8.00%	$43,432	10.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	86,635	19.95%	19,544	4.50%	28,231	6.50%
Tier 1 Capital (to Risk Weighted Assets)	86,635	19.95%	26,059	6.00%	34,746	8.00%
Tier 1 Capital (to Average Assets)	86,635	12.73%	27,232	4.00%	34,041	5.00%
December 31, 2015:
Total Capital (to Risk Weighted Assets)	$91,963	21.09%	$34,889	8.00%	$43,611	10.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	86,479	19.83%	19,625	4.50%	28,347	6.50%
Tier 1 Capital (to Risk Weighted Assets)	86,479	19.83%	26,166	6.00%	34,889	8.00%
Tier 1 Capital (to Average Assets)	86,479	13.47%	25,680	4.00%	32,100	5.00%

Management continues to emphasize the importance of maintaining the appropriate capital levels of the Company and has established the goal of being “well-capitalized” by the banking regulatory authorities.

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

REGULATORY MATTERS

During 2014, Management identified opportunities for improving risk management and earnings, addressing asset quality concerns, analyzing and assessing the Bank’s management and staffing needs, and managing concentrations of credit risk as a result of its own investigation as well as examinations performed by certain bank regulatory agencies. In concert with the regulators, the Company had identified specific corrective steps and actions to enhance its risk management, earnings, asset quality and staffing. The Company and the Bank may not declare or pay any cash dividends without the prior written approval of their regulators.

Item 4: Controls and Procedures

As of March 31, 2016, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the period ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1: Legal Proceedings

The Bank is involved in various legal matters and claims which are being defended and handled in the ordinary course of business. None of these matters is expected, in the opinion of Management, to have a material adverse effect upon the financial position or results of operations of the Company.

Item 5: Other Information

None.

Item 6—Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 31.1:	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes—Oxley Act of 2002

Exhibit 31.2:	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes—Oxley Act of 2002

Exhibit 32.1:	Certification of Chief Executive Officer Pursuant to 18 U.S.C. ss. 1350

Exhibit 32.2:	Certification of Chief Financial Officer Pursuant to 18 U.S.C. ss. 1350

Exhibit 101	The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Condition at March 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the quarters ended March 31, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income (Loss) for the quarters ended March 31, 2016 and 2015, (iv) Consolidated Statement of Changes in Shareholders’ Equity for the quarter ended March 31, 2016, (v) Consolidated Statements of Cash Flows for the quarters ended March 31, 2016 and 2015 and (vi) Notes to the Unaudited Consolidated Financial Statements for the quarters ended March 31, 2016 and 2015.

(b) Reports on Form 8-K

A Form 8-K was filed on January 27, 2016, April 27, 2016 and April 28, 2016.

SIGNATURES

Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL CORPORATION (Registrant)

Date:	May 11, 2016

By:	/s/ Chevis C. Swetman
Chevis C. Swetman
Chairman, President and Chief Executive Officer (principal executive officer)

Date:	May 11, 2016

By:	/s/ Lauri A. Wood
Lauri A. Wood
Chief Financial Officer and Controller (principal financial and accounting officer)