Form 10-Q
period 2016-06-30
PEOPLES FINANCIAL CORP /MS/
filed 2016-08-12
CIK 770460

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date. Peoples Financial Corporation has only one class of common stock authorized. At July 29, 2016, there were 15,000,000 shares of $1 par value common stock authorized, with 5,123,186 shares issued and outstanding.

Part 1 – Financial Information

Item 1: Financial Statements

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition

(in thousands except share data)

	June 30, 2016 (unaudited)	December 31, 2015 (audited)

Assets
Cash and due from banks	$65,711	$31,396

Available for sale securities	202,178	202,807

Held to maturity securities, fair value of $24,403 at June 30, 2016; $19,220 at December 31, 2015	23,862	19,025

Other investments	2,732	2,744

Federal Home Loan Bank Stock, at cost	1,642	1,637

Loans	326,425	337,557

Less: Allowance for loan losses	7,109	8,070

Loans, net	319,316	329,487

Bank premises and equipment, net of accumulated depreciation	22,281	22,446

Other real estate	8,737	9,916

Accrued interest receivable	1,663	1,832

Cash surrender value of life insurance	19,005	18,735

Other assets	1,332	979

Total assets	$668,459	$641,004

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition (continued)

(in thousands except share data)

	June 30, 2016 (unaudited)	December 31, 2015 (audited)
Liabilities and Shareholders’ Equity
Liabilities:

Deposits:

Demand, non-interest bearing	$124,553	$122,743

Savings and demand, interest bearing	343,588	315,141

Time, $100,000 or more	40,858	35,389

Other time deposits	38,524	39,434

Total deposits	547,523	512,707

Borrowings from Federal Home Loan Bank	8,257	18,409

Employee and director benefit plans liabilities	16,465	16,283

Other liabilities	1,599	1,766

Total liabilities	573,844	549,165

Shareholders’ Equity:
Common stock, $1 par value, 15,000,000 shares authorized, 5,123,186 shares issued and outstanding at June 30, 2016 and December 31, 2015	5,123	5,123

Surplus	65,780	65,780

Undivided profits	19,288	19,151

Accumulated other comprehensive income, net of tax	4,424	1,785

Total shareholders’ equity	94,615	91,839

Total liabilities and shareholders’ equity	$668,459	$641,004

See notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Operations

(in thousands except per share data)(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest income:

Interest and fees on loans	$3,568	$3,613	$7,265	$7,366

Interest and dividends on securities:

U.S. Treasuries	250	163	457	274

U.S. Government agencies	218	500	567	1,059

Mortgage-backed securities	134	153	277	307

States and political subdivisions	316	354	621	725

Corporate bonds	8		16

Other investments	2	3	10	7

Interest on balances due from depository institutions	54	22	117	35

Total interest income	4,550	4,808	9,330	9,773

Interest expense:
Deposits	224	165	424	329

Borrowings from Federal Home Loan Bank	43	49	85	95

Total interest expense	267	214	509	424

Net interest income	4,283	4,594	8,821	9,349

Provision for allowance for loan losses	24	1,536	137	2,522

Net interest income after provision for allowance for loan losses	$4,259	$3,058	$8,684	$6,827

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Operations (continued)

(in thousands except per share data)(unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
Non-interest income:
Trust department income and fees		$367		$394		$763		$800

Service charges on deposit accounts		918		1,164		1,850		2,388

Gain on liquidation, sales and calls of securities		11				91

Income (loss) from other investments		18		(13)		(13)		(71)

Increase in cash surrender value of life insurance		91		120		193		242

Other income		123		140		287		387

Total non-interest income		1,528		1,805		3,171		3,746

Non-interest expense:
Salaries and employee benefits		2,755		2,936		5,529		5,975

Net occupancy		592		648		1,239		1,315

Equipment rentals, depreciation and maintenance		752		702		1,466		1,419

FDIC and state banking assessments		203		215		429		461

Data processing		332		333		672		692

ATM expense		167		482		275		825

Other real estate expense		123		291		474		742

Other expense		724		861		1,556		1,900

Total non-interest expense		5,648		6,468		11,640		13,329

Income (loss) before income taxes		139		(1,605)		215		(2,756)

Income tax expense		78				78

Net income (loss)		$61		$(1,605)		$137		$(2,756)

Basic and diluted earnings (loss) per share		$.01		$(.32)		$.02		$(.54)

Dividends declared per share	$		$		$		$

See notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net income (loss)	$61	$(1,605)	$137	$(2,756)

Other comprehensive income (loss):

Net unrealized gain (loss) on available for sale securities	1,409	(2,473)	2,730	129

Reclassification adjustment for realized gain on available for sale securities called or sold	(11)		(91)

Total other comprehensive income (loss)	1,398	(2,473)	2,639	129

Total comprehensive income (loss)	$1,459	$(4,078)	$2,776	$(2,627)

See notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

(in thousands except share data)

	Number of Common Shares	Common Stock	Surplus	Undivided Profits	Accumulated Other Comprehensive Income	Total

Balance, January 1, 2016	5,123,186	$5,123	$65,780	$19,151	$1,785	$91,839

Net income				137		137

Other comprehensive income					2,639	2,639

Balance, June 30, 2016	5,123,186	$5,123	$65,780	$19,288	$4,424	$94,615

Note: Balances as of January 1, 2016 were audited.

See notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)(unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$137	$(2,756)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation	894	888

Provision for allowance for loan losses	137	2,522

Writedown of other real estate	420	411

(Gains) losses on sales of other real estate	(130)	55

Loss from other investments	13	71

Amortization of held to maturity securities	63	34

Amortization of available for sale securities	11	120

Gain on sales and calls of securities	(91)

Change in accrued interest receivable	169	62

Increase in cash surrender value of life insurance	(193)	(242)

Change in other assets	(354)	291

Change in other liabilities	15	474

Net cash provided by operating activities	$1,091	$1,930

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(in thousands) (unaudited)

	Six Months Ended June 30,
	2016	2015

Cash flows from investing activities:
Proceeds from maturities, sales and calls of available for sale securities	$103,198	$35,550

Proceeds from maturities of held to maturity securities	410	210

Purchases of available for sale securities	(99,850)	(35,258)

Purchases of held to maturity securities	(5,310)

Redemption of Federal Home Loan Bank stock	(5)	246

Proceeds from sales of other real estate	1,743	1,755

Loans, net change	9,180	(7,970)

Acquisition of bank premises and equipment	(729)	(44)

Investment in cash surrender value of life insurance	(77)	(75)

Net cash provided by (used in) investing activities	8,560	(5,586)

Cash flows from financing activities:
Demand and savings deposits, net change	30,257	21,254

Time deposits, net change	4,559	(629)

Borrowings from Federal Home Loan Bank	98,900	456,045

Repayments to Federal Home Loan Bank	(109,052)	(463,178)

Net cash provided by financing activities	24,664	13,492

Net increase in cash and cash equivalents	34,315	9,836
Cash and cash equivalents, beginning of period	31,396	23,556

Cash and cash equivalents, end of period	$65,711	$33,392

See notes to consolidated financial statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2016 and 2015

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

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the financial position of the Company and its subsidiaries as of June 30, 2016 and the results of their operations and their cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2015 Annual Report and Form 10-K.

The results of operations for the quarter or six months ended June 30, 2016, are not necessarily indicative of the results to be expected for the full year.

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

In March 2016, FASB issued ASU 2016-03, Intangibles – Goodwill and Other (Topic 350); Business Combinations (Topic 805); Consolidation (Topic 810); Derivatives and Hedging (Topic 815): Effective Date and Transition Guidance. ASU 2016-03 amends the guidance in ASUs 2014-02, 2014-03, 2014-07 and 2014-18 to remove their effective dates and render them effective immediately. The adoption of this ASU is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

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

In June 2016, FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Adoption of ASU 2016-13 will require financial institutions and other organizations to use forward-looking information to better inform their credit loss estimates. In addition, the ASU amends the accounting for credit losses on available for sale debt securities and purchased financial assets with credit deterioration. This update will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is in the process of determining the effect of ASU 2016-13 on its financial position, results of operations and cash flows.

2. Earnings Per Share:

Per share data is based on the weighted average shares of common stock outstanding of 5,123,186 for the quarters and six months ended June 30, 2016 and 2015.

3. Statements of Cash Flows:

The Company has defined cash and cash equivalents as cash and due from banks. The Company paid $507,061 and $426,168 for the six months ended June 30, 2016 and 2015, respectively, for interest on deposits and borrowings. Income tax payments of $78,435 were made during the six months ended June 30, 2016. Loans transferred to other real estate amounted to $853,758 and $6,337,091 during the six months ended June 30, 2016 and 2015, respectively.

4. Investments:

The amortized cost and fair value of securities at June 30, 2016 and December 31, 2015, are as follows (in thousands):

June 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value

Available for sale securities:

Debt securities:

U.S. Treasuries	$112,774	$1,108	$		$113,882

U.S. Government agencies	37,955	485			38,440

Mortgage-backed securities	27,535	719			28,254

States and political subdivisions	20,293	851			21,144

Total debt securities	198,557	3,163			201,720

Equity securities	458				458

Total available for sale securities	$199,015	$3,163	$		$202,178

Held to maturity securities:

States and political subdivisions	$22,371	$549		$(2)	$22,918

Corporate bond	1,491			(6)	1,485

Total held to maturity securities	$23,862	$549		$(8)	$24,403

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available for sale securities:

Debt securities:

U.S. Treasuries	$63,845	$20	$(111)	$63,754

U.S. Government agencies	84,849	176	(479)	84,546

Mortgage-backed securities	30,106	155	(131)	30,130

States and political subdivisions	22,833	894		23,727

Total debt securities	201,633	1,245	(721)	202,157

Equity securities	650			650

Total available for sale securities	$202,283	$1,245	$(721)	$202,807

Held to maturity securities:

States and political subdivisions	$17,507	$222	$(16)	$17,713

Corporate bond	1,518		(11)	1,507

Total held to maturity securities	$19,025	$222	$(27)	$19,220

The amortized cost and fair value of debt securities at June 30, 2016 (in thousands), by contractual maturity, are shown on the following page. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale securities:
Due in one year or less	$57,012	$57,116
Due after one year through five years	88,774	90,368
Due after five years through ten years	24,903	25,617
Due after ten years	333	365
Mortgage-backed securities	27,535	28,254

Totals	$198,557	$201,720

Held to maturity securities:
Due in one year or less	$2,623	$2,617
Due after one year through five years	7,346	7,462
Due after five years through ten years	7,588	7,843
Due after ten years	6,305	6,481

Totals	$23,862	$24,403

Available for sale and held to maturity securities with gross unrealized losses at June 30, 2016 and December 31, 2015, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows (in thousands):

	Less Than Twelve Months		Over Twelve Months				Total
	Fair Value	Gross Unrealized Losses	Fair Value		Gross Unrealized Losses		Fair Value	Gross Unrealized Losses
June 30, 2016:
States and political subdivisions	$904	$1		$594		$1	$1,498	$2

Corporate bond	1,485	6					1,485	6

TOTAL	$2,389	$7		$594		$1	$2,983	$8

December 31, 2015:
U.S. Treasuries	$39,889	$111	$		$		$39,889	$111

U.S. Government agencies	14,894	87		12,581		392	27,475	479

Mortgage-backed securities	16,557	131					16,557	131

States and political subdivisions	2,225	8		1,362		8	3,587	16

Corporate bond	1,507	11					1,507	11

TOTAL	$75,072	$348		$13,943		$400	$89,015	$748

At June 30, 2016, 7 of the 143 securities issued by states and political subdivisions and the corporate bond contained unrealized losses.

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

Proceeds from sales and calls of available for sale securities were $21,250,806 during the six months ended June 30, 2016. Available for sale debt securities were sold or called for a realized gain of $90,738 for the six months ended June 30, 2016. There were no sales or calls of available for sale debt securities for the six months ended June 30, 2015.

Securities with a fair value of $181,526,145 and $168,724,920 at June 30, 2016 and December 31, 2015, respectively, were pledged to secure public deposits, federal funds purchased and other balances required by law.

5. Loans:

The composition of the loan portfolio at June 30, 2016 and December 31, 2015, is as follows (in thousands):

	June 30, 2016	December 31, 2015

Gaming	$30,421	$31,655

Residential and land development	910	933

Real estate, construction	39,281	35,414

Real estate, mortgage	207,649	219,925

Commercial and industrial	41,045	42,480

Other	7,119	7,150

Total	$326,425	$337,557

The age analysis of the loan portfolio, segregated by class of loans, as of June 30, 2016 and December 31, 2015, is as follows (in thousands):

											Loans Past
											Due Greater
	Number of Days Past Due										Than 90
					Greater		Total			Total	Days &
	30 - 59		60 - 89		Than 90		Past Due		Current	Loans	Still Accruing
June 30, 2016:
Gaming	$		$		$		$		$30,421	$30,421	$
Residential and land development						300		300	610	910
Real estate, construction		516				1,095		1,611	37,670	39,281
Real estate, mortgage		4,885		1,886		3,187		9,958	197,691	207,649	287
Commercial and industrial		580				16		596	40,449	41,045
Other		6				76		82	7,037	7,119

Total		$5,987		$1,886		$4,674		$12,547	$313,878	$326,425	$287

December 31, 2015:
Gaming	$		$		$		$		$31,655	$31,655	$
Residential and land development						323		323	610	933
Real estate, construction		851		448		1,346		2,645	32,769	35,414
Real estate, mortgage		7,094		3,673		1,352		12,119	207,806	219,925	146
Commercial and industrial		1,206		31		237		1,474	41,006	42,480
Other		67						67	7,083	7,150

Total		$9,218		$4,152		$3,258		$16,628	$320,929	$337,557	$146

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

An analysis of the loan portfolio by loan grade, segregated by class of loans, as of June 30, 2016 and December 31, 2015, is as follows (in thousands):

	Loans With A Grade Of:
	A, B or C	S		D		E		F	Total
June 30, 2016:
Gaming	$30,421	$		$		$		$	$30,421

Residential and land development	610						300		910

Real estate, construction	36,549				531		2,201		39,281

Real estate, mortgage	155,236		15,807		23,903		12,703		207,649

Commercial and industrial	24,002		15,000		1,447		596		41,045

Other	7,099		1		19				7,119

Total	$253,917		$30,808		$25,900		$15,800	$	$326,425

December 31, 2015:
Gaming	$31,655	$		$		$		$	$31,655

Residential and land development	610						323		933

Real estate, construction	31,935				883		2,596		35,414

Real estate, mortgage	167,286		16,678		23,686		12,275		219,925

Commercial and industrial	24,466		15,007		2,368		639		42,480

Other	7,114		1		35				7,150

Total	$263,066		$31,686		$26,972		$15,833	$	$337,557

A loan may be impaired but not on nonaccrual status when the loan is well secured and in the process of collection. Total loans on nonaccrual as of June 30, 2016 and December 31, 2015, are as follows (in thousands):

	June 30, 2016	December 31, 2015

Residential and land development	$300	$323

Real estate, construction	2,201	2,523

Real estate, mortgage	11,706	11,759

Commercial and industrial	548	581

Total	$14,755	$15,186

The Company has modified certain loans by granting interest rate concessions to these customers. These loans are in compliance with their modified terms, are currently accruing and the Company has classified them as troubled debt restructurings. Troubled debt restructurings as of June 30, 2016 and December 31, 2015 were as follows (in thousands except for number of contracts):

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Related Allowance
June 30, 2016:
Real estate, mortgage	3	$1,204	$1,204	$107

Total	3	$1,204	$1,204	$107

December 31, 2015:
Real estate, mortgage	3	$1,232	$1,232	$107

Total	3	$1,232	$1,232	$107

Impaired loans, which include loans classified as nonaccrual and troubled debt restructurings, segregated by class of loans, as of June 30, 2016 and December 31, 2015, are as follows (in thousands):

	Unpaid Principal Balance	Recorded Investment	Related Allowance		Average Recorded Investment	Interest Income Recognized
June 30, 2016:
With no related allowance recorded:
Real estate, construction	$2,521	$1,916	$		$1,820	$
Real estate, mortgage	10,291	9,337			9,312		14
Commercial and industrial	336	336			334

Total	13,148	11,589			11,466		14

With a related allowance recorded:
Residential and land development	300	300		109	312
Real estate, construction	285	285		166	292
Real estate, mortgage	3,573	3,573		1,127	2,859		15
Commercial and industrial	251	212		6	210

Total	4,409	4,370		1,408	3,673		15

Total by class of loans:
Residential and land development	300	300		109	312
Real estate, construction	2,806	2,201		166	2,112
Real estate, mortgage	13,864	12,910		1,127	12,171		29
Commercial and industrial	587	548		6	544

Total	$17,557	$15,959		$1,408	$15,139		$29

	Unpaid Principal Balance	Recorded Investment	Related Allowance		Average Recorded Investment	Interest Income Recognized
December 31, 2015:
With no related allowance recorded:
Real estate, construction	$2,228	$1,842	$		$1,878	$
Real estate, mortgage	9,771	9,014			9,175		21
Commercial and industrial	619	581			653

Total	12,618	11,437			11,706		21

With a related allowance recorded:
Residential and land development	323	323		109	343
Real estate, construction	814	681		252	780
Real estate, mortgage	3,977	3,977		1,443	3,920		18

Total	5,114	4,981		1,804	5,043		18

Total by class of loans:
Residential and land development	323	323		109	343
Real estate, construction	3,042	2,523		252	2,658
Real estate, mortgage	13,748	12,991		1,443	13,095		39
Commercial and industrial	619	581			653

Total	$17,732	$16,418		$1,804	$16,749		$39

6. Allowance for Loan Losses:

Transactions in the allowance for loan losses for the quarters and six months ended June 30, 2016 and 2015, and the balances of loans, individually and collectively evaluated for impairment, as of June 30, 2016 and 2015, are as follows (in thousands):

	Gaming		Residential and Land Development	Real Estate, Construction	Real Estate, Mortgage	Commercial and Industrial	Other	Total
For the Six Months Ended June 30, 2016:
Allowance for Loan Losses:
Beginning balance		$582	$189	$589	$5,382	$1,075	$253	$8,070
Charge-offs				(173)	(553)	(509)	(94)	(1,329)
Recoveries				38	99	60	34	231
Provision			13	(79)	48	92	63	137

Ending Balance		$582	$202	$375	$4,976	$718	$256	$7,109

For the Quarter Ended June 30, 2016:
Allowance for Loan Losses:
Beginning Balance		$567	$195	$452	$5,414	$686	$250	$7,564
Charge-offs				(84)	(538)		(44)	(666)
Recoveries				37	92	45	13	187
Provision		15	7	(30)	8	(13)	37	24

Ending Balance		$582	$202	$375	$4,976	$718	$256	$7,109

Allowance for Loan Losses, June 30, 2016:
Ending balance: individually evaluated for impairment	$		$109	$243	$1,364	$147	$3	$1,866

Ending balance: collectively evaluated for impairment		$582	$93	$132	$3,612	$571	$253	$5,243

Total Loans, June 30, 2016:
Ending balance: individually evaluated for impairment	$		$300	$2,732	$36,606	$2,043	$19	$41,700

Ending balance: collectively evaluated for impairment		$30,421	$610	$36,549	$171,043	$39,002	$7,100	$284,725

	Gaming		Residential and Land Development	Real Estate, Construction	Real Estate, Mortgage	Commercial and Industrial	Other	Total
For the Six Months Ended June 30, 2015:
Allowance for Loan Losses:
Beginning Balance		$573	$251	$860	$6,609	$587	$326	$9,206
Charge-offs			(1,504)	(409)	(219)	(24)	(97)	(2,253)
Recoveries					13	13	49	75
Provision		(3)	1,479	653	236	79	78	2,522

Ending Balance		$570	$226	$1,104	$6,639	$655	$356	$9,550

For the Quarter Ended June 30, 2015:
Allowance for Loan Losses:
Beginning Balance		$537	$1,068	$746	$6,667	$641	$326	$9,985
Charge-offs			(1,504)	(312)	(137)		(36)	(1,989)
Recoveries					7	3	8	18
Provision		33	662	670	102	11	58	1,536

Ending Balance		$570	$226	$1,104	$6,639	$655	$356	$9,550

Allowance for Loan Losses, June 30, 2015:
Ending balance: individually evaluated for impairment	$		$127	$1,023	$2,913	$309	$4	$4,376

Ending balance: collectively evaluated for impairment		$570	$99	$81	$3,726	$346	$352	$5,174

Total Loans, June 30, 2015:
Ending balance: individually evaluated for impairment	$		$3,117	$5,704	$39,340	$3,750	$20	$51,931

Ending balance: collectively evaluated for impairment		$30,102	$650	$31,507	$187,868	$45,841	$13,963	$309,931

7. Deposits:

Time deposits of $100,000 or more at June 30, 2016 and December 31, 2015 included brokered deposits of $5,000,000, which mature in 2017.

Time deposits of $250,000 or more totaled approximately $29,019,000 and $24,090,000 at June 30, 2016 and December 31, 2015, respectively.

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

The balances of available for sale securities, which are the only assets measured at fair value on a recurring basis, by level within the fair value hierarchy and by investment type, as of June 30, 2016 and December 31, 2015 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
June 30, 2016:
U.S. Treasuries	$113,882	$	$113,882	$
U.S. Government agencies	38,440		38,440
Mortgage-backed securities	28,254		28,254
States and political subdivisions	21,144		21,107		37
Equity securities	458		458

Total	$202,178	$	$202,141		$37

December 31, 2015:
U.S. Treasuries	$63,754	$	$63,754	$
U.S. Government agencies	84,546		84,546
Mortgage-backed securities	30,130		30,130
States and political subdivisions	23,727		23,547		180
Equity securities	650		650

Total	$202,807	$	$202,627		$180

Impaired loans, which are measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of June 30, 2016 and December 31, 2015 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
June 30, 2016	$6,967	$	$	$6,967
December 31, 2015	4,981			4,981

Other real estate, which is measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of June 30, 2016 and December 31, 2015 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
June 30, 2016	$8,737	$	$	$8,737
December 31, 2015	9,916			9,916

The following table presents a summary of changes in the fair value of other real estate which is measured using level 3 inputs (in thousands):

	For the Six Months Ended June 30, 2016	For the Year Ended December 31, 2015
Balance, beginning of period	$9,916	$7,646

Loans transferred to ORE	854	7,502

Sales	(1,613)	(4,295)

Writedowns	(420)	(937)

Balance, end of period	$8,737	$9,916

The carrying value and estimated fair value of financial instruments, by level within the fair value hierarchy, at June 30, 2016 and December 31, 2015, are as follows (in thousands):

	Carrying	Fair Value Measurements Using
	Amount	Level 1	Level 2		Level 3		Total
June 30, 2016:
Financial Assets:
Cash and due from banks	$65,711	$65,711	$		$		$65,711
Available for sale securities	202,178			202,141		37	202,178
Held to maturity securities	23,862			24,403			24,403
Other investments	2,732	2,732					2,732
Federal Home Loan Bank stock	1,642			1,642			1,642
Loans, net	319,316					323,665	323,665
Other real estate	8,737					8,737	8,737
Cash surrender value of life insurance	19,005			19,005			19,005
Financial Liabilities:
Deposits:
Non-interest bearing	124,553	124,553					124,553
Interest bearing	422,970					423,274	423,274
Borrowings from Federal Home Loan
Bank	8,257			9,928			9,928

December 31, 2015:
Financial Assets:
Cash and due from banks	$31,396	$31,396	$		$		$31,396
Available for sale securities	202,807			202,627		180	202,807
Held to maturity securities	19,025			19,220			19,220
Other investments	2,744	2,744					2,744
Federal Home Loan Bank stock	1,637			1,637			1,637
Loans, net	329,487					331,026	331,026
Other real estate	9,916					9,916	9,916
Cash surrender value of life insurance	18,735			18,735			18,735
Financial Liabilities:
Deposits:
Non-interest bearing	122,743	122,743					122,743
Interest bearing	389,964					390,205	390,205
Borrowings from Federal Home Loan
Bank	18,409			19,731			19,731

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued several new accounting standards updates for the first half of 2016 which are disclosed in the Notes to Unaudited Consolidated Financial Statements. The Company does not generally expect that these updates will have a material effect on its financial position or results of operations but the effect of ASU 2016-13 is still being considered.

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

Other Real Estate

Other real estate (“ORE”) includes real estate acquired through foreclosure. Each ORE property is carried at fair value, less estimated costs to sell. Fair value is principally based on appraisals performed by third-party valuation specialists. If Management determines that the fair value of a property has decreased subsequent to foreclosure, the Company records a write down which is included in non-interest expense.

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

Income Taxes

GAAP requires the asset and liability approach for financial accounting and reporting for deferred income taxes. We use the asset and liability method of accounting for deferred income taxes and provide deferred income taxes for all significant income tax temporary differences. As part of the process of preparing our consolidated financial statements, the Company is required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as the provision for loan losses, for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities that are included in our consolidated statement of condition. We must also assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. To the extent the Company establishes a valuation allowance or adjusts this allowance in a period, we must include an expense or benefit within the tax provision in the consolidated statement of income.

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

The Company earned net income of $61,000 for the second quarter of 2016 compared with a net loss of $1,605,000 for the second quarter of 2015 and earned net income of $137,000 for the first two quarters of 2016 compared with a net loss of $2,756,000 for the first two quarters of 2015. Results in 2016 for both time periods included decreases in the provision for the allowance for loan losses and non-interest expense which were partially offset by decreases in net interest income and non-interest income as compared with 2015.

Managing the net interest margin in the Company’s highly competitive market and in context of larger economic conditions has been very challenging and will continue to be so, for the foreseeable future. Net interest income was impacted primarily by the decrease in interest on U.S. Government agency securities of $282,000 and $492,000 for the second quarter and first two quarters ended June 30, 2016, respectively, as compared with 2015. This decrease in both time periods is the result of recent purchases of these securities having shorter durations, and therefore lower yields, in anticipation of rising rates as well as proceeds from calls and maturities of U.S. Agency securities being invested in U.S. Treasury securities which generally have a lower rate.

Monitoring asset quality, estimating potential losses in our loan portfolio and addressing non-performing loans continue to be emphasized during these difficult economic times, as the local economy continues to negatively impact collateral values and borrowers’ ability to repay their loans. The provision for the allowance for loan losses was $24,000 and $137,000 for the second quarter and first two quarters of 2016, respectively, compared with $1,536,000 and $2,522,000, respectively, for the second quarter and first two quarters of 2015. The Company is working diligently to address and reduce its non-performing assets. The Company’s nonaccrual loans totaled $14,755,000 and $15,186,000 at June 30, 2016 and December 31, 2015, respectively. Most of these loans are collateral-dependent, and the Company has rigorously evaluated the value of its collateral to determine potential losses.

Non-interest income decreased $277,000 and $575,000 for the second quarter and first two quarters of 2016 as compared with 2015 results. Service charges on deposit accounts decreased $246,000 and $538,000 for the second quarter and first two quarters of 2016 as compared with 2015 primarily as a result of decreased ATM fee income.

Non-interest expense decreased $820,000 and $1,689,000 for the second quarter and first two quarters of 2016 as compared with 2015 results. This decrease for the second quarter of 2016 was the result of decreases in salaries and employee benefits of $181,000, ATM expenses of $315,000, ORE expense of $168,000 and other expenses of $137,000 as compared with 2015. This decrease for the first two quarters of 2016 was the result of decreases in salaries and employee benefits of $446,000, ATM expenses of $550,000, ORE expense of $268,000 and other expense of $344,000 as compared with 2015.

Total assets at June 30, 2016 increased $27,455,000 as compared with December 31, 2015. Cash and due from banks increased $34,315,000 in management of the Company’s liquidity position. Total deposits increased $34,816,000 at June 30, 2016 as compared with December 31, 2015 as customers in the casino industry and county and municipal entities reallocate their resources periodically.

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

Quarter Ended June 30, 2016 as Compared with Quarter Ended June 30, 2015

The Company’s average interest-earning assets decreased approximately $28,782,000, or 5%, from approximately $626,289,000 for the second quarter of 2015 to approximately $597,507,000 for the second quarter of 2016. Average balances due from financial institutions increased approximately $10,933,000 as a result of the decrease in average loans. The Company’s average loans decreased approximately $35,080,000 as principal payments, maturities, charge-offs and foreclosures relating to existing loans outpaced new loans.

The average yield on earning assets decreased by 4 basis points, from 3.19% for the second quarter of 2015 to 3.15% for the second quarter of 2016. The yield on average loans increased from 3.95% for the second quarter of 2015 to 4.31% for the second quarter of 2016 primarily as a result of the effect of the increase in prime rate during December 2015 on the Company’s floating rate loans. The yield on average taxable available for sale securities decreased from 1.70% for the second quarter of 2015 to 1.27% for the second quarter of 2016 as recent purchases have shorter durations, and therefore lower yields, in anticipation of rising rates.

Average interest bearing liabilities decreased approximately $27,890,000, or 6%, from approximately $473,816,000 for the second quarter of 2015 to approximately $445,926,000 for the second quarter of 2016. Average borrowings from the Federal Home Loan Bank decreased approximately $29,069,000 due to the liquidity needs of the bank subsidiary.

The average rate paid on interest bearing liabilities for the second quarter of 2015 was .18% as compared with .24% for the second quarter of 2016 as the Company was able to pay off lower rate borrowings from FHLB.

The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 3.05% for the second quarter of 2015 as compared with 2.98% for the second quarter of 2016.

Six Months Ended June 30, 2016 as Compared with Six Months Ended June 30, 2015

The Company’s average interest-earning assets decreased approximately $22,490,000, or 4%, from approximately $622,464,000 for the first two quarters of 2015 to approximately $599,974,000 for the first two quarters of 2016. Average balances due from financial institutions increased approximately $13,546,000 as a result of the decrease in average loans. The Company’s average loans decreased approximately $29,797,000 as principal payments, maturities, charge-offs and foreclosures relating to existing loans outpaced new loans.

The average yield on earning assets decreased by 4 basis points, from 3.26% for the first two quarters of 2015 to 3.22% for the first two quarters of 2016. The yield on average loans increased from 4.04% for the first two quarters of 2015 to 4.34% for the first two quarters of 2016 primarily as a result of the effect of the increase in prime rate during December 2015 on the Company’s floating rate loans. The yield on average taxable available for sale securities decreased from 1.72% for the first two quarters of 2015 to 1.38% for the first two quarters of 2016 as recent purchases have shorter durations, and therefore lower yields, in anticipation of rising rates.

Average interest-bearing liabilities decreased approximately $28,140,000, or 6%, from approximately $476,054,000 for the first two quarters of 2015 to approximately $447,914,000 for the first two quarters of 2016. Average savings and interest bearing DDA balances decreased approximately $9,546,000 primarily as several large commercial customers reallocate their balances periodically. Average borrowings from the Federal Home Loan Bank decreased approximately $19,615,000 due to the liquidity needs of the bank subsidiary.

The average rate paid on interest-bearing liabilities for the first two quarters of 2015 was .18% compared with .23% for the first two quarters of 2016 as the Company was able to pay off lower rate borrowings from FHLB.

The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 3.12% for the first two quarters of 2015 as compared with 3.05% for the first two quarters of 2016.

The tables below analyze the changes in tax-equivalent net interest income for the quarters and six months ended June 30, 2016 and 2015.

Analysis of Average Balances, Interest Earned/Paid and Yield

(In Thousands)

	Quarter Ended June 30, 2016			Quarter Ended June 30, 2015
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate
Loans (2)(3)	$331,031	$3,568	4.31%	$366,111	$3,613	3.95%

Balances due from depository institutions	30,099	54	0.72%	19,166	22	0.46%

HTM:
Taxable	75	1	5.33%
Non taxable (1)	20,174	189	3.75%	17,757	151	3.40%

AFS:
Taxable	192,579	610	1.27%	191,603	816	1.70%
Non taxable (1)	21,449	288	5.37%	28,774	386	5.37%
Other	2,100	2	0.38%	2,878	3	0.42%

Total	$597,507	$4,712	3.15%	$626,289	$4,991	3.19%

Savings & interest-bearing DDA	$358,964	$115	0.13%	$359,765	$75	0.08%

Time deposits	78,671	109	0.55%	76,691	90	0.47%

Borrowings from FHLB	8,291	43	2.07%	37,360	49	0.52%

Total	$445,926	$267	0.24%	$473,816	$214	0.18%

Net tax-equivalent spread			2.91%			3.01%

Net tax-equivalent margin on earning assets			2.98%			3.05%

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2016 and 2015.
(2)	Loan fees of $83 and $94 for 2016 and 2015, respectively, are included in these figures.
(3)	Includes nonaccrual loans.

Analysis of Average Balances, Interest Earned/Paid and Yield

(In Thousands)

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate
Loans (2)(3)	$334,490	$7,265	4.34%	$364,287	$7,366	4.04%

Balances due from depository institutions	30,699	117	0.76%	17,153	35	0.41%

HTM:
Taxable	38	1	5.26%
Non taxable (1)	19,216	350	3.64%	17,766	302	3.40%

AFS:
Taxable	191,413	1,318	1.38%	190,773	1,640	1.72%
Non taxable (1)	22,019	588	5.34%	29,884	797	5.33%
Other	2,099	10	0.95%	2,601	7	0.54%

Total	$599,974	$9,649	3.22%	$622,464	$10,147	3.26%

Savings & interest-bearing DDA	$361,208	$214	0.12%	$370,754	$145	0.08%

Time deposits	76,797	210	0.55%	75,776	184	0.49%

Borrowings from FHLB	9,909	85	1.72%	29,524	95	0.64%

Total	$447,914	$509	0.23%	$476,054	$424	0.18%

Net tax-equivalent spread			2.99%			3.08%

Net tax-equivalent margin on earning assets			3.05%			3.12%

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2016 and 2015.
(2)	Loan fees of $195 and $184 for 2016 and 2015, respectively, are included in these figures.
(3)	Includes nonaccrual loans.

Analysis of Changes in Interest Income and Interest Expense

(In Thousands)

	For the Quarter Ended
	June 30, 2016 compared with June 30, 2015
	Volume		Rate	Rate/Volume		Total
Interest earned on:

Loans		$(346)	$333		$(32)	$(45)

Balances due from financial institutions		13	12		7	32

Held to maturity securities:
Taxable		1				1
Non taxable		22	14		2	38

Available for sale securities:
Taxable		4	(209)		(1)	(206)
Non taxable		(98)	(1)		1	(98)
Other		(1)				(1)

Total		$(405)	$149		$(23)	$(279)

Interest paid on:

Savings & interest-bearing DDA	$		$40	$		$40

Time deposits		2	16		1	19

Borrowings from FHLB		(38)	144		(112)	(6)

Total		$(36)	$200		$(111)	$53

Analysis of Changes in Interest Income and Interest Expense

(In Thousands)

	For the Six Months Ended
	June 30, 2016 compared with June 30, 2015
	Volume	Rate	Rate/Volume	Total
Interest earned on:

Loans	$(602)	$546	$(45)	$(101)

Balances due from financial institutions	28	30	24	82

Held to maturity securities:
Taxable	1			1
Non taxable	24	22	2	48

Available for sale securities:
Taxable	6	(327)	(1)	(322)
Non taxable	(210)	1		(209)
Other	(1)	5	(1)	3

Total	$(754)	$277	$(21)	$(498)

Interest paid on:

Savings & interest-bearing DDA	$(4)	$75	$(2)	$69

Time deposits	2	23	1	26

Borrowings from FHLB	(63)	158	(105)	(10)

Total	$(65)	$256	$(106)	$85

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

The Company’s analysis includes evaluating the current values of collateral securing all nonaccrual loans. Even though nonaccrual loans were $14,755,000 and $15,186,000 at June 30, 2016 and December 31, 2015, respectively, specific reserves of only $1,301,000 and $1,697,000, respectively, have been allocated to these loans as collateral values appear sufficient to cover loan losses or the loan balances have been charged down to their realizable value.

The Company’s on-going, systematic evaluation resulted in the Company recording a provision for loan losses of $24,000 and $1,536,000 for the second quarters of 2016 and 2015, respectively, and $137,000 and $2,522,000 for the first two quarters of 2016 and 2015, respectively. The allowance for loan losses as a percentage of loans was 2.18% and 2.39% at June 30, 2016 and December 31, 2015, respectively. The Company believes that its allowance for loan losses is appropriate as of June 30, 2016.

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

Non-interest income

Quarter Ended June 30, 2016 as Compared with Quarter Ended June 30, 2015

Non-interest income decreased $277,000 for the second quarter of 2016 as compared with the second quarter of 2015 primarily as the result of the decrease in service charges on deposit accounts of $246,000. More specifically, ATM fee income decreased $216,000 as the Company’s off-site ATMs at two casinos transferred to other vendors.

Six Months Ended June 30, 2016 as Compared with Six Months Ended June 30, 2015

Non-interest income decreased $575,000 for the first two quarters of 2016 as compared with the first two quarters of 2015 primarily as the result of the decrease in service charges on deposit accounts of $538,000. More specifically, ATM fee income decreased $487,000 as the Company’s off-site ATMs at two casinos transferred to other vendors.

Non-interest expense

Quarter Ended June 30, 2016 as Compared with Quarter Ended June 30, 2015

Total non-interest expense decreased $820,000 for the first quarter of 2016 as compared with the first quarter of 2015. Salaries and employee benefits decreased $181,000, ATM expense decreased $315,000, other real estate expense decreased $168,000 and other expenses decreased $137,000 in 2016 as compared with 2015.

Salaries and employee benefits decreased in 2016 as salaries decreased as a result of attrition and health insurance costs declined as a result of decreasing claims.

ATM expenses decreased in 2016 as a result of decreased ATM activity in the current year as a result of off-site ATMs at two casinos transferring to other vendors.

ORE expense decreased in 2016 as compared with 2015 due to the decrease in ORE.

Other expenses decreased in 2016 primarily as 2015 results included additional legal fees associated with non-performing loans.

Six Months Ended June 30, 2016 as Compared with Six Months Ended June 30, 2015

Total non-interest expense decreased $1,689,000 for the first two quarters of 2016 as compared with the first two quarters of 2015. Salaries and employee benefits decreased $446,000, ATM expense decreased $550,000, other real estate expense decreased $268,000 and other expenses decreased $344,000 in 2016 as compared with 2015.

Salaries and employee benefits decreased in 2016 as salaries decreased as a result of attrition and health insurance costs declined as a result of decreasing claims.

ATM expenses decreased in 2016 as a result of decreased ATM activity in the current year as a result of off-site ATMs at two casinos transferring to other vendors.

ORE expense decreased in 2016 as compared with 2015 due to the decrease in ORE.

Other expenses decreased in 2016 primarily as 2015 results included additional legal fees associated with non-performing loans.

Income Taxes

At December 31, 2014, the Company established a full valuation allowance on its deferred tax assets. Until such time as the Company returns to sustained earnings, and it is determined that it is more likely than not that the deferred tax asset will be realized, no income tax benefit or expense will generally be recorded. The Company did record income tax expense of $78,000 during the second quarter of 2016 relating to the resolution of a recent examination by the Internal Revenue Service.

FINANCIAL CONDITION

Cash and due from banks increased $34,315,000 at June 30, 2016, compared with December 31, 2015 in the management of the bank subsidiary’s liquidity position.

Loan decreased $11,132,000 at June 30, 2016, as compared with December 31, 2015 as principal payments, maturities, charge-offs and foreclosures relating to existing loans outpaced new loans.

Other real estate (“ORE”) decreased $1,179,000 at June 30, 2016 as compared with December 31, 2015. Loans totaling $854,000 were transferred into ORE while $1,613,000 was sold for a gain of $130,000 and writedowns of ORE to fair value were $420,000 during the first two quarters of 2016.

Total deposits increased $34,816,000 at June 30, 2016, as compared with December 31, 2015. Typically, significant increases or decreases in total deposits and/or significant fluctuations among the different types of deposits from quarter to quarter are anticipated by Management as customers in the casino industry and county and municipal entities reallocate their resources periodically.

Borrowings from the Federal Home Loan Bank decreased $10,152,000 at June 30, 2016 as compared with December 31, 2015 based on the liquidity needs of the bank subsidiary.

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

As of June 30, 2016, the most recent notification from the Federal Deposit Insurance Corporation categorized the bank subsidiary as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the bank subsidiary must have a Total risk-based capital ratio of 10.00% or greater, a Common Equity Tier 1 Capital ratio of 6.50% or greater, a Tier 1 risk-based capital ratio of 8.00% or greater and a Leverage capital ratio of 5.00% or greater. There are no conditions or events since that notification that Management believes have changed the bank subsidiary’s category.

The Company’s actual capital amounts and ratios and required minimum capital amounts and ratios as of June 30, 2016 and December 31, 2015, are as follows (in thousands):

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
June 30, 2016:
Total Capital (to Risk Weighted Assets)	$95,335	22.59%	$33,755	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	90,038	21.34%	18,987	4.50%
Tier 1 Capital (to Risk Weighted Assets)	90,038	21.34%	25,316	6.00%
Tier 1 Capital (to Average Assets)	90,038	12.76%	28,215	4.00%

December 31, 2015:
Total Capital (to Risk Weighted Assets)	$95,395	21.83%	$34,954	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	89,901	20.58%	19,662	4.50%
Tier 1 Capital (to Risk Weighted Assets)	89,901	20.58%	26,215	6.00%
Tier 1 Capital (to Average Assets)	89,901	13.18%	27,291	4.00%

The actual capital amounts and ratios and required minimum capital amounts and ratios for the Bank as of June 30, 2016 and December 31, 2015, are as follows (in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2016:
Total Capital (to Risk Weighted Assets)	$91,899	21.86%	$33,626	8.00%	$42,033	10.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	86,622	20.61%	18,915	4.50%	27,322	6.50%
Tier 1 Capital (to Risk Weighted Assets)	86,622	20.61%	25,220	6.00%	33,626	8.00%
Tier 1 Capital (to Average Assets)	86,622	12.81%	27,045	4.00%	33,806	5.00%

December 31, 2015:
Total Capital (to Risk Weighted Assets)	$91,963	21.09%	$34,889	8.00%	$43,611	10.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	86,479	19.83%	19,625	4.50%	28,347	6.50%
Tier 1 Capital (to Risk Weighted Assets)	86,479	19.83%	26,166	6.00%	34,889	8.00%
Tier 1 Capital (to Average Assets)	86,479	13.47%	25,680	4.00%	32,100	5.00%

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

Item 4: Controls and Procedures

As of June 30, 2016, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the period ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

The Bank is involved in various legal matters and claims which are being defended and handled in the ordinary course of business. None of these matters is expected, in the opinion of Management, to have a material adverse effect upon the financial position or results of operations of the Company.

Item 5: Other Information

None.

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 31.1:	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

Exhibit 31.2:	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

Exhibit 32.1:	Certification of Chief Executive Officer Pursuant to 18 U.S.C. ss. 1350

Exhibit 32.2:	Certification of Chief Financial Officer Pursuant to 18 U.S.C. ss. 1350

Exhibit 101	The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Condition at June 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the quarters and six months ended June 30, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income (Loss) for the quarters and six months ended June 30, 2016 and 2015, (iv) Consolidated Statement of Changes in Shareholders’ Equity for the six months ended June 30, 2016, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015 and (vi) Notes to the Unaudited Consolidated Financial Statements for the six months ended June 30, 2016 and 2015.

(b) Reports on Form 8-K

A Form 8-K was filed on April 27, 2016, April 28, 2016 and July 27, 2016.

SIGNATURES

Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL CORPORATION
(Registrant)

Date:	August 12, 2016

By:	/s/ Chevis C. Swetman
Chevis C. Swetman
Chairman, President and Chief Executive Officer
(principal executive officer)

Date:	August 12, 2016

By:	/s/ Lauri A. Wood
Lauri A. Wood
Chief Financial Officer and Controller
(principal financial and accounting officer)