Form 10-Q
period 2016-09-30
PEOPLES FINANCIAL CORP /MS/
filed 2016-11-14
CIK 770460

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date. Peoples Financial Corporation has only one class of common stock authorized. At October 31, 2016, there were 15,000,000 shares of $1 par value common stock authorized, with 5,123,186 shares issued and outstanding.

Part 1 – Financial Information

Item 1: Financial Statements

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition

(in thousands except share data)

	September 30, 2016 (unaudited)	December 31, 2015 (audited)

Assets
Cash and due from banks	$64,509	$31,396

Available for sale securities	208,920	202,807

Held to maturity securities, fair value of $35,888 at September 30, 2016; $19,220 at December 31, 2015	35,524	19,025

Other investments	2,717	2,744

Federal Home Loan Bank Stock, at cost	536	1,637

Loans	324,107	337,557

Less: Allowance for loan losses	6,947	8,070

Loans, net	317,160	329,487

Bank premises and equipment, net of accumulated depreciation	21,673	22,446

Other real estate	9,437	9,916

Accrued interest receivable	1,677	1,832

Cash surrender value of life insurance	19,115	18,735

Other assets	1,253	979

Total assets	$682,521	$641,004

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition (continued)

(in thousands except share data)

	September 30, 2016 (unaudited)	December 31, 2015 (audited)
Liabilities and Shareholders’ Equity
Liabilities:

Deposits:

Demand, non-interest bearing	$141,098	$122,743

Savings and demand, interest bearing	344,493	315,141

Time, $100,000 or more	39,719	35,389

Other time deposits	38,250	39,434

Total deposits	563,560	512,707

Borrowings from Federal Home Loan Bank	6,339	18,409

Employee and director benefit plans liabilities	16,556	16,283

Other liabilities	1,710	1,766

Total liabilities	588,165	549,165

Shareholders’ Equity:
Common stock, $1 par value, 15,000,000 shares authorized, 5,123,186 shares issued and outstanding at September 30, 2016 and December 31, 2015	5,123	5,123

Surplus	65,780	65,780

Undivided profits	19,694	19,151

Accumulated other comprehensive income, net of tax	3,759	1,785

Total shareholders’ equity	94,356	91,839

Total liabilities and shareholders’ equity	$682,521	$641,004

See notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Operations

(in thousands except per share data)(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest income:
Interest and fees on loans	$3,568	$3,665	$10,833	$11,031

Interest and dividends on securities:

U.S. Treasuries	283	187	740	461

U.S. Government agencies	161	475	728	1,534

Mortgage-backed securities	137	147	414	454

States and political subdivisions	333	245	954	970

Corporate bonds	7		23

Other investments	9	13	19	20

Interest on balances due from depository institutions	95	15	212	50

Total interest income	4,593	4,747	13,923	14,520

Interest expense:
Deposits	237	179	661	508

Borrowings from Federal Home Loan Bank	30	57	115	152

Total interest expense	267	236	776	660

Net interest income	4,326	4,511	13,147	13,860

Provision for allowance for loan losses		285	137	2,807

Net interest income after provision for allowance for loan losses	$4,326	$4,226	$13,010	$11,053

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Operations (continued)

(in thousands except per share data)(unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
Non-interest income:
Trust department income and fees		$429		$438		$1,192		$1,238

Service charges on deposit accounts		946		943		2,796		3,331

Gain on liquidation, sales and calls of securities		67		8		158		8

Loss from other investments		(14)		(29)		(27)		(100)

Increase in cash surrender value of life insurance		102		121		295		363

Other income		236		203		523		590

Total non-interest income		1,766		1,684		4,937		5,430

Non-interest expense:
Salaries and employee benefits		2,776		2,943		8,305		8,918

Net occupancy		559		556		1,798		1,871

Equipment rentals, depreciation and maintenance		763		716		2,229		2,135

FDIC and state banking assessments		232		243		661		704

Data processing		334		344		1,006		1,036

ATM expense		147		179		422		1,004

Other real estate expense		26		962		500		1,704

Loss on credit impairment of securities				1,695				1,695

Other expense		849		825		2,405		2,725

Total non-interest expense		5,686		8,463		17,326		21,792

Income (loss) before income taxes		406		(2,553)		621		(5,309)
Income tax expense						78

Net income (loss)		$406		$(2,553)		$543		$(5,309)

Basic and diluted earnings (loss) per share		$.08		$(.50)		$.10		$(1.04)

Dividends declared per share	$		$		$		$

See notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net income (loss)	$406	$(2,553)	$543	$(5,309)

Other comprehensive income (loss):

Net unrealized gain (loss) on available for sale securities	(598)	1,832	2,132	1,961

Reclassification adjustment for realized gain on available for sale securities called or sold	(67)	(8)	(158)	(8)

Total other comprehensive income (loss)	(665)	1,824	1,974	1,953

Total comprehensive income (loss)	$(259)	$(729)	$2,517	$(3,356)

See notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

(in thousands except share data)

	Number of Common Shares	Common Stock	Surplus	Undivided Profits	Accumulated Other Comprehensive Income	Total

Balance, January 1, 2016	5,123,186	$5,123	$65,780	$19,151	$1,785	$91,839

Net income				543		543

Other comprehensive income					1,974	1,974

Balance, September 30, 2016	5,123,186	$5,123	$65,780	$19,694	$3,759	$94,356

Note: Balances as of January 1, 2016 were audited.

See notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)(unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$543	$(5,309)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation	1,356	1,341

Provision for allowance for loan losses	137	2,807

Writedown of other real estate	420	443

(Gains) losses on sales of other real estate	(199)	796

Loss from other investments	27	100

Amortization of held to maturity securities	111	52

Amortization of available for sale securities	17	175

Gain on sales and calls of securities	(158)	(8)

Loss on credit impairment of securities		1,695

Change in accrued interest receivable	155	194

Increase in cash surrender value of life insurance	(295)	(363)

Change in other assets	(274)	357

Change in other liabilities	217	675

Net cash provided by operating activities	$2,057	$2,955

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(in thousands) (unaudited)

	Nine Months Ended September 30,
	2016	2015

Cash flows from investing activities:
Proceeds from maturities, sales and calls of available for sale securities	$141,834	$48,615

Proceeds from maturities of held to maturity securities	510	210

Purchases of available for sale securities	(145,832)	(35,049)

Purchases of held to maturity securities	(17,120)	(1,534)

Redemption of Federal Home Loan Bank stock	1,101	1,033

Proceeds from sales of other real estate	2,017	2,819

Loans, net change	10,431	2,794

Acquisition of bank premises and equipment	(583)	(259)

Investment in cash surrender value of life insurance	(85)	(80)

Net cash provided by (used in) investing activities	(7,727)	18,549

Cash flows from financing activities:
Demand and savings deposits, net change	47,707	14,477

Time deposits, net change	3,146	(3,818)

Borrowings from Federal Home Loan Bank	98,920	697,544

Repayments to Federal Home Loan Bank	(110,990)	(717,768)

Net cash provided by (used in) financing activities	38,783	(9,565)

Net increase in cash and cash equivalents	33,113	11,939
Cash and cash equivalents, beginning of period	31,396	23,556

Cash and cash equivalents, end of period	$64,509	$35,495

See notes to consolidated financial statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2016 and 2015

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

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the financial position of the Company and its subsidiaries as of September 30, 2016 and the results of their operations and their cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2015 Annual Report and Form 10-K.

The results of operations for the quarter or nine months ended September 30, 2016, are not necessarily indicative of the results to be expected for the full year.

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

In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB Emerging Issues Task Force). ASU 2016-15 provides classification guidance in order to reduce diversity in practice for certain transactions. Such transactions include debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance, distributions received from equity method investments, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. This update will be effective for fiscal years, and interim periods within those fiscal years, beginning after January 1, 2017. The adoption of this ASU is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

2. Earnings Per Share:

Per share data is based on the weighted average shares of common stock outstanding of 5,123,186 for the quarters and nine months ended September 30, 2016 and 2015.

3. Statements of Cash Flows:

The Company has defined cash and cash equivalents as cash and due from banks. The Company paid $761,440 and $655,764 for the nine months ended September 30, 2016 and 2015, respectively, for interest on deposits and borrowings. Income tax payments of $78,435 were made during the nine months ended September 30, 2016. Loans transferred to other real estate amounted to $1,758,764 and $7,278,605 during the nine months ended September 30, 2016 and 2015, respectively.

4. Investments:

The amortized cost and fair value of securities at September 30, 2016 and December 31, 2015, are as follows (in thousands):

September 30, 2016:	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses	Fair Value
Available for sale securities:
Debt securities:
U.S. Treasuries	$124,691		$782	$(12)	$125,461
U.S. Government agencies	29,971		336	(5)	30,302
Mortgage-backed securities	32,232		686	(16)	32,902
States and political subdivisions	19,073		724		19,797

Total debt securities	205,967		2,528	(33)	208,462
Equity securities	458				458

Total available for sale securities	$206,425		$2,528	$(33)	$208,920

Held to maturity securities:
U.S. Government agencies	$5,000	$		$(21)	$4,979
States and political subdivisions	29,046		429	(41)	29,434
Corporate bond	1,478			(3)	1,475

Total held to maturity securities	$35,524		$429	$(65)	$35,888

December 31, 2015:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale securities:
Debt securities:
U.S. Treasuries	$63,845	$20	$(111)	$63,754
U.S. Government agencies	84,849	176	(479)	84,546
Mortgage-backed securities	30,106	155	(131)	30,130
States and political subdivisions	22,833	894		23,727

Total debt securities	201,633	1,245	(721)	202,157
Equity securities	650			650

Total available for sale securities	$202,283	$1,245	$(721)	$202,807

Held to maturity securities:
States and political subdivisions	$17,507	$222	$(16)	$17,713
Corporate bond	1,518		(11)	1,507

Total held to maturity securities	$19,025	$222	$(27)	$19,220

The amortized cost and fair value of debt securities at September 30, 2016 (in thousands), by contractual maturity, are shown on the following page. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale securities:
Due in one year or less	$29,119	$29,190
Due after one year through five years	119,697	120,935
Due after five years through ten years	24,586	25,073
Due after ten years	333	362
Mortgage-backed securities	32,232	32,902

Totals	$205,967	$208,462

Held to maturity securities:
Due in one year or less	$2,762	$2,757
Due after one year through five years	7,354	7,454
Due after five years through ten years	15,433	15,600
Due after ten years	9,975	10,077

Totals	$35,524	$35,888

Available for sale and held to maturity securities with gross unrealized losses at September 30, 2016 and December 31, 2015, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows (in thousands):

	Less Than Twelve Months		Over Twelve Months				Total
	Fair Value	Gross Unrealized Losses	Fair Value		Gross Unrealized Losses		Fair Value	Gross Unrealized Losses
September 30, 2016:
U.S. Treasuries	$9,973	$12	$		$		$9,973	$12

U.S. Government agencies	9,972	26					9,972	26

Mortgage-backed securities	4,078	16					4,078	16

States and political subdivisions	6,882	39		591		2	7,473	41

Corporate bond				1,475		3	1,475	3

TOTAL	$30,905	$93		$2,066		$5	$32,971	$98

December 31, 2015:
U.S. Treasuries	$39,889	$111	$		$		$39,889	$111

U.S. Government agencies	14,894	87		12,581		392	27,475	479

Mortgage-backed securities	16,557	131					16,557	131

States and political subdivisions	2,225	8		1,362		8	3,587	16

Corporate bond	1,507	11					1,507	11

TOTAL	$75,072	$348		$13,943		$400	$89,015	$748

At September 30, 2016, 2 of the 26 U.S. Treasuries, 2 of the 7 U.S. Government Agencies, 2 of the 13 mortgage-backed securities, 24 of the 145 securities issued by states and political subdivisions and the corporate bond contained unrealized losses.

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

Proceeds from sales and calls of available for sale securities were $29,250,806 and $5,600,000 during the nine months ended September 30, 2016 and 2015, respectively. Available for sale debt securities were sold or called for a realized gain of $157,918 and $7,993 for the nine months ended September 30, 2016 and 2015, respectively.

Securities with a fair value of $182,864,903 and $168,724,920 at September 30, 2016 and December 31, 2015, respectively, were pledged to secure public deposits, federal funds purchased and other balances required by law.

5. Loans:

The composition of the loan portfolio at September 30, 2016 and December 31, 2015, is as follows (in thousands):

	September 30, 2016	December 31, 2015
Gaming	$33,442	$31,655
Residential and land development	910	933
Real estate, construction	40,347	35,414
Real estate, mortgage	202,608	219,925
Commercial and industrial	39,092	42,480
Other	7,708	7,150

Total	$324,107	$337,557

The age analysis of the loan portfolio, segregated by class of loans, as of September 30, 2016 and December 31, 2015, is as follows (in thousands):

	Number of Days Past Due										Loans Past Due Greater Than 90
	30 - 59		60 - 89		Greater Than 90		Total Past Due		Current	Total Loans	Days & Still Accruing
September 30, 2016:
Gaming	$		$		$		$		$33,442	$33,442	$
Residential and land development						300		300	610	910
Real estate, construction		259		349		1,104		1,712	38,635	40,347		14
Real estate, mortgage		1,842		2,245		4,843		8,930	193,678	202,608		161
Commercial and industrial		345		32		13		390	38,702	39,092
Other		41				81		122	7,586	7,708		5

Total		$2,487		$2,626		$6,341		$11,454	$312,653	$324,107		$180

December 31, 2015:
Gaming	$		$		$		$		$31,655	$31,655	$
Residential and land development						323		323	610	933
Real estate, construction		851		448		1,346		2,645	32,769	35,414
Real estate, mortgage		7,094		3,673		1,352		12,119	207,806	219,925		146
Commercial and industrial		1,206		31		237		1,474	41,006	42,480
Other		67						67	7,083	7,150

Total		$9,218		$4,152		$3,258		$16,628	$320,929	$337,557		$146

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

An analysis of the loan portfolio by loan grade, segregated by class of loans, as of September 30, 2016 and December 31, 2015, is as follows (in thousands):

	Loans With A Grade Of:
	A, B or C	S		D		E		F	Total
September 30, 2016:
Gaming	$33,442	$		$		$		$	$33,442

Residential and land development	610						300		910

Real estate, construction	37,613		449		549		1,736		40,347

Real estate, mortgage	148,116		19,232		23,364		11,896		202,608

Commercial and industrial	13,179		24,180		1,151		582		39,092

Other	7,674		1		33				7,708

Total	$240,634		$43,862		$25,097		$14,514	$	$324,107

December 31, 2015:
Gaming	$31,655	$		$		$		$	$31,655

Residential and land development	610						323		933

Real estate, construction	31,935				883		2,596		35,414

Real estate, mortgage	167,286		16,678		23,686		12,275		219,925

Commercial and industrial	24,466		15,007		2,368		639		42,480

Other	7,114		1		35				7,150

Total	$263,066		$31,686		$26,972		$15,833	$	$337,557

A loan may be impaired but not on nonaccrual status when the loan is well secured and in the process of collection. Total loans on nonaccrual as of September 30, 2016 and December 31, 2015, are as follows (in thousands):

	September 30, 2016	December 31, 2015
Residential and land development	$300	$323
Real estate, construction	1,736	2,523
Real estate, mortgage	10,920	11,759
Commercial and industrial	535	581

Total	$13,491	$15,186

The Company has modified certain loans by granting interest rate concessions to these customers. These loans are in compliance with their modified terms, are currently accruing and the Company has classified them as troubled debt restructurings. Troubled debt restructurings as of September 30, 2016 and December 31, 2015 were as follows (in thousands except for number of contracts):

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Related Allowance
September 30, 2016:
Real estate, mortgage	3	$1,197	$1,197	$107

Total	3	$1,197	$1,197	$107

December 31, 2015:
Real estate, mortgage	3	$1,232	$1,232	$107

Total	3	$1,232	$1,232	$107

Impaired loans, which include loans classified as nonaccrual and troubled debt restructurings, segregated by class of loans, as of September 30, 2016 and December 31, 2015, are as follows (in thousands):

	Unpaid Principal Balance	Recorded Investment	Related Allowance		Average Recorded Investment	Interest Income Recognized
September 30, 2016:
With no related allowance recorded:
Real estate, construction	$2,065	$1,460	$		$1,395	$
Real estate, mortgage	9,579	8,848			8,715		17
Commercial and industrial	326	326			333

Total	11,970	10,634			10,443		17

With a related allowance recorded:
Residential and land development	300	300		109	308
Real estate, construction	276	276		165	287
Real estate, mortgage	3,269	3,269		1,089	2,967		23
Commercial and industrial	247	209		2	210

Total	4,092	4,054		1,365	3,772		23

Total by class of loans:
Residential and land development	300	300		109	308
Real estate, construction	2,341	1,736		165	1,682
Real estate, mortgage	12,848	12,117		1,089	11,682		40
Commercial and industrial	573	535		2	543

Total	$16,062	$14,688		$1,365	$14,215		$40

	Unpaid Principal Balance	Recorded Investment	Related Allowance		Average Recorded Investment	Interest Income Recognized
December 31, 2015:
With no related allowance recorded:
Real estate, construction	$2,228	$1,842	$		$1,878	$
Real estate, mortgage	9,771	9,014			9,175		21
Commercial and industrial	619	581			653

Total	12,618	11,437			11,706		21

With a related allowance recorded:
Residential and land development	323	323		109	343
Real estate, construction	814	681		252	780
Real estate, mortgage	3,977	3,977		1,443	3,920		18

Total	5,114	4,981		1,804	5,043		18

Total by class of loans:
Residential and land development	323	323		109	343
Real estate, construction	3,042	2,523		252	2,658
Real estate, mortgage	13,748	12,991		1,443	13,095		39
Commercial and industrial	619	581			653

Total	$17,732	$16,418		$1,804	$16,749		$39

6. Allowance for Loan Losses:

Transactions in the allowance for loan losses for the quarters and nine months ended September 30, 2016 and 2015, and the balances of loans, individually and collectively evaluated for impairment, as of September 30, 2016 and 2015, are as follows (in thousands):

	Gaming		Residential and Land Development	Real Estate, Construction	Real Estate, Mortgage	Commercial and Industrial	Other	Total
For the Nine Months Ended September 30, 2016:
Allowance for Loan Losses:
Beginning balance		$582	$189	$589	$5,382	$1,075	$253	$8,070
Charge-offs				(173)	(700)	(509)	(153)	(1,535)
Recoveries				57	107	61	50	275
Provision		48	20	(113)	(24)	127	79	137

Ending Balance		$630	$209	$360	$4,765	$754	$229	$6,947

For the Quarter Ended September 30, 2016:
Allowance for Loan Losses:
Beginning Balance		$582	$202	$375	$4,976	$718	$256	$7,109
Charge-offs					(147)		(59)	(206)
Recoveries				19	8	1	16	44
Provision		48	7	(34)	(72)	35	16

Ending Balance		$630	$209	$360	$4,765	$754	$229	$6,947

Allowance for Loan Losses, September 30, 2016:
Ending balance: individually evaluated for impairment	$		$109	$239	$1,311	$218	$17	$1,894

Ending balance: collectively evaluated for impairment		$630	$100	$121	$3,454	$536	$212	$5,053

Total Loans, September 30, 2016:
Ending balance: individually evaluated for impairment	$		$300	$2,285	$35,260	$1,733	$33	$39,611

Ending balance: collectively evaluated for impairment		$33,442	$610	$38,062	$167,348	$37,359	$7,675	$284,496

	Gaming		Residential and Land Development	Real Estate, Construction	Real Estate, Mortgage	Commercial and Industrial	Other	Total
For the Nine Months Ended September 30, 2015:
Allowance for Loan Losses:
Beginning Balance		$573	$251	$860	$6,609	$587	$326	$9,206
Charge-offs			(1,504)	(955)	(1,171)	(62)	(141)	(3,833)
Recoveries				102	20	14	61	197
Provision		38	1,484	606	243	350	86	2,807

Ending Balance		$611	$231	$613	$5,701	$889	$332	$8,377

For the Quarter Ended September 30, 2015:
Allowance for Loan Losses:
Beginning Balance		$570	$226	$1,104	$6,639	$655	$356	$9,550
Charge-offs				(546)	(952)	(38)	(44)	(1,580)
Recoveries				102	7	1	12	122
Provision		41	5	(47)	7	271	8	285

Ending Balance		$611	$231	$613	$5,701	$889	$332	$8,377

Allowance for Loan Losses, September 30, 2015:
Ending balance: individually evaluated for impairment	$		$117	$479	$1,759	$364	$4	$2,723

Ending balance: collectively evaluated for impairment		$611	$114	$134	$3,942	$525	$328	$5,654

Total Loans, September 30, 2015:
Ending balance: individually evaluated for impairment	$		$3,117	$4,223	$36,947	$3,548	$20	$47,855

Ending balance: collectively evaluated for impairment		$32,181	$650	$31,274	$183,338	$40,769	$12,632	$300,844

7. Deposits:

Time deposits of $100,000 or more at September 30, 2016 and December 31, 2015 included brokered deposits of $5,000,000, which mature in 2017.

Time deposits of $250,000 or more totaled approximately $26,853,000 and $24,090,000 at September 30, 2016 and December 31, 2015, respectively.

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

The balances of available for sale securities, which are the only assets measured at fair value on a recurring basis, by level within the fair value hierarchy and by investment type, as of September 30, 2016 and December 31, 2015 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
September 30, 2016:
U.S. Treasuries	$125,461	$	$125,461	$
U.S. Government agencies	30,302		30,302
Mortgage-backed securities	32,902		32,902
States and political subdivisions	19,797		19,797
Equity securities	458		458

Total	$208,920	$	$208,920	$

December 31, 2015:
U.S. Treasuries	$63,754	$	$63,754	$
U.S. Government agencies	84,546		84,546
Mortgage-backed securities	30,130		30,130
States and political subdivisions	23,727		23,547		180
Equity securities	650		650

Total	$202,807	$	$202,627		$180

Impaired loans, which are measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of September 30, 2016 and December 31, 2015 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
September 30, 2016	$6,605	$	$	$6,605
December 31, 2015	7,811			7,811

Other real estate, which is measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of September 30, 2016 and December 31, 2015 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
September 30, 2016	$9,437	$	$	$9,437
December 31, 2015	9,916			9,916

The following table presents a summary of changes in the fair value of other real estate which is measured using level 3 inputs (in thousands):

	For the Nine Months Ended September 30, 2016	For the Year Ended December 31, 2015
Balance, beginning of period	$9,916	$7,646

Loans transferred to ORE	1,759	7,502

Sales	(1,818)	(4,295)

Writedowns	(420)	(937)

Balance, end of period	$9,437	$9,916

The carrying value and estimated fair value of financial instruments, by level within the fair value hierarchy, at September 30, 2016 and December 31, 2015, are as follows (in thousands):

	Carrying	Fair Value Measurements Using
	Amount	Level 1	Level 2		Level 3		Total
September 30, 2016:
Financial Assets:
Cash and due from banks	$64,509	$64,509	$		$		$64,509
Available for sale securities	208,920			208,920			208,920
Held to maturity securities	35,524			35,888			35,888
Other investments	2,717	2,717					2,717
Federal Home Loan Bank stock	536			536			536
Loans, net	317,160					321,510	321,510
Other real estate	9,437					9,437	9,437
Cash surrender value of life insurance	19,115			19,115			19,115
Financial Liabilities:
Deposits:
Non-interest bearing	141,098	141,098					141,098
Interest bearing	422,462					422,775	422,775
Borrowings from Federal Home Loan Bank	6,339			6,777			6,777

December 31, 2015:
Financial Assets:
Cash and due from banks	$31,396	$31,396	$		$		$31,396
Available for sale securities	202,807			202,627		180	202,807
Held to maturity securities	19,025			19,220			19,220
Other investments	2,744	2,744					2,744
Federal Home Loan Bank stock	1,637			1,637			1,637
Loans, net	329,487					331,026	331,026
Other real estate	9,916					9,916	9,916
Cash surrender value of life insurance	18,735			18,735			18,735
Financial Liabilities:
Deposits:
Non-interest bearing	122,743	122,743					122,743
Interest bearing	389,964					390,205	390,205
Borrowings from Federal Home Loan Bank	18,409			19,731			19,731

9. Reclassifications:

Certain reclassifications have been made to the prior year statements to conform to current year presentation. The reclassifications had no effect on prior year net income (loss).

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued several new accounting standards updates for the first three quarters of 2016 which are disclosed in the Notes to Unaudited Consolidated Financial Statements. The Company does not generally expect that these updates will have a material effect on its financial position or results of operations but the effect of ASU 2016-13 is still being considered.

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

The Company earned net income of $406,000 for the third quarter of 2016 compared with a net loss of $2,553,000 for the third quarter of 2015 and earned net income of $543,000 for the first three quarters of 2016 compared with a net loss of $5,309,000 for the first three quarters of 2015. Results in 2016 for both time periods included decreases in the provision for the allowance for loan losses and non-interest expense which were partially offset by a decrease in net interest income as compared with 2015. In addition, non-interest income decreased for the first three quarters of 2016 as compared with 2015.

Managing the net interest margin in the Company’s highly competitive market and in context of larger economic conditions has been very challenging and will continue to be so, for the foreseeable future. Net interest income was impacted primarily by the decrease in interest on U.S. Government agency securities of $314,000 and $806,000 for the third quarter and first three quarters ended September 30, 2016, respectively, as compared with 2015. This decrease in both time periods is the result of recent purchases of these securities having shorter durations, and therefore lower yields, in anticipation of rising rates as well as proceeds from calls and maturities of U.S. Agency securities being invested in U.S. Treasury securities which generally have a lower rate.

Monitoring asset quality, estimating potential losses in our loan portfolio and addressing non-performing loans continue to be emphasized during these difficult economic times, as the local economy continues to negatively impact collateral values and borrowers’ ability to repay their loans. The Company did not record a provision for the allowance for loan losses for the third quarter of 2016 and only recorded a provision of $137,000 for the first three quarters of 2016. Provisions for the allowance for loan losses of $285,000 and $2,807,000, respectively, were recorded for the third quarter and first three quarters of 2015. The Company is working diligently to address and reduce its non-performing assets. The Company’s nonaccrual loans totaled $13,491,000 and $15,186,000 at September 30, 2016 and December 31, 2015, respectively. Most of these loans are collateral-dependent, and the Company has rigorously evaluated the value of its collateral to determine potential losses.

Non-interest income increased $82,000 for the third quarter of 2016 and decreased $493,000 for the first three quarters of 2016 as compared with 2015 results. The increase between the quarters primarily is the result of the gain on the liquidation, sale and calls of securities of $67,000 during the third quarter of 2016. The decrease between the three quarters is the result of service charges on deposit accounts decreasing $535,000 for the first three quarters of 2016 as compared with 2015 primarily as a result of decreased ATM fee income.

Non-interest expense decreased $2,777,000 and $4,466,000 for the third quarter and first three quarters of 2016 as compared with 2015 results. This decrease for the third quarter of 2016 was the result of the decrease in ORE expense of $936,000 as compared with 2015 and 2015’s results including the loss on credit impairment of securities of $1,695,000. This decrease for the first three quarters of 2016 was the result of decreases in salaries and employee benefits of $613,000, ATM expenses of $582,000 and ORE expense of $1,204,000 as compared with 2015 and 2015’s results including the loss on credit impairment of securities.

Total assets at September 30, 2016 increased $41,517,000 as compared with December 31, 2015. Cash and due from banks increased $33,113,000 and held to maturity securities increased $16,499,000 at September 30, 2016. These increases were funded by total deposits which increased $50,853,000 at September 30, 2016 as compared with December 31, 2015 as customers in the casino industry and county and municipal entities reallocate their resources periodically.

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

Quarter Ended September 30, 2016 as Compared with Quarter Ended September 30, 2015

The Company’s average interest-earning assets increased approximately $12,797,000, or 2%, from approximately $591,211,000 for the third quarter of 2015 to approximately $604,008,000 for the third quarter of 2016. Average balances due from financial institutions increased approximately $49,872,000 as a result of the decrease in average loans and the increase in average savings and interest-bearing DDA. The Company’s average loans decreased approximately $30,673,000 as principal payments, maturities, charge-offs and foreclosures relating to existing loans outpaced new loans.

The average yield on earning assets decreased by 15 basis points, from 3.30% for the third quarter of 2015 to 3.15% for the third quarter of 2016. The yield on average loans increased from 4.13% for the third quarter of 2015 to 4.40% for the third quarter of 2016 primarily as a result of the effect of the increase in prime rate during December 2015 on the Company’s floating rate loans. Offsetting this was the yield on average taxable available for sale securities which decreased from 1.75% for the third quarter of 2015 to 1.27% for the third quarter of 2016 as recent purchases have shorter durations, and therefore lower yields, in anticipation of rising rates.

Average interest bearing liabilities increased approximately $2,135,000, or .50%, from approximately $441,456,000 for the third quarter of 2015 to approximately $443,591,000 for the third quarter of 2016. Average savings and interest bearing DDA balances increased approximately $15,725,000 primarily as several large commercial customers reallocate their balances periodically. Average borrowings from the Federal Home Loan Bank decreased approximately $18,158,000 due to the liquidity needs of the bank subsidiary.

The average rate paid on interest bearing liabilities for the third quarter of 2015 was .21% as compared with .24% for the third quarter of 2016.

The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 3.14% for the third quarter of 2015 as compared with 2.97% for the third quarter of 2016.

Nine Months Ended September 30, 2016 as Compared with Nine Months Ended September 30, 2015

The Company’s average interest-earning assets decreased approximately $14,620,000, or 2%, from approximately $606,993,000 for the first three quarters of 2015 to approximately $592,373,000 for the first three quarters of 2016. Average balances due from financial institutions increased approximately $21,742,000 primarily as a result of the decrease in average loans. The Company’s average loans decreased approximately $30,079,000 as principal payments, maturities, charge-offs and foreclosures relating to existing loans outpaced new loans.

The average yield on earning assets decreased by 6 basis points, from 3.30% for the first three quarters of 2015 to 3.24% for the first three quarters of 2016. The yield on average loans increased from 4.07% for the first three quarters of 2015 to 4.36% for the first three quarters of 2016 primarily as a result of the effect of the increase in prime rate during December 2015 on the Company’s floating rate loans. The yield on average taxable available for sale securities decreased from 1.73% for the first three quarters of 2015 to 1.35% for the first three quarters of 2016 as recent purchases have shorter durations, and therefore lower yields, in anticipation of rising rates.

Average interest-bearing liabilities decreased approximately $17,536,000, or 4%, from approximately $464,011,000 for the first three quarters of 2015 to approximately $446,475,000 for the first three quarters of 2016. Average borrowings from the Federal Home Loan Bank decreased approximately $19,120,000 due to the liquidity needs of the bank subsidiary.

The average rate paid on interest-bearing liabilities for the first three quarters of 2015 was .19% compared with .23% for the first two quarters of 2016.

The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 3.15% for the first three quarters of 2015 as compared with 3.07% for the first three quarters of 2016.

The tables on the following pages analyze the changes in tax-equivalent net interest income for the quarters and nine months ended September 30, 2016 and 2015.

Analysis of Average Balances, Interest Earned/Paid and Yield

(In Thousands)

	Quarter Ended September 30, 2016			Quarter Ended September 30, 2015
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate
Loans (2)(3)	$324,160	$3,568	4.40%	$354,833	$3,665	4.13%

Balances due from depository institutions	54,734	95	0.69%	4,862	15	1.23%

HTM:
Taxable	8,593	60	2.79%
Non taxable (1)	19,981	191	3.82%	17,534	150	3.42%

AFS:
Taxable	174,377	553	1.27%	184,473	809	1.75%
Non taxable (1)	20,422	277	5.43%	26,779	221	3.30%
Other	1,741	9	2.07%	2,730	13	1.90%

Total	$604,008	$4,753	3.15%	$591,211	$4,873	3.30%

Savings & interest-bearing DDA	$357,950	$116	0.13%	$342,225	$87	0.10%

Time deposits	78,727	121	0.61%	74,159	92	0.50%

Borrowings from FHLB	6,914	30	1.74%	25,072	57	0.91%

Total	$443,591	$267	0.24%	$441,456	$236	0.21%

Net tax-equivalent spread			2.91%			3.09%

Net tax-equivalent margin on earning assets			2.97%			3.14%

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2016 and 2015.
(2)	Loan fees of $119 and $67 for 2016 and 2015, respectively, are included in these figures.
(3)	Includes nonaccrual loans.

Analysis of Average Balances, Interest Earned/Paid and Yield

(In Thousands)

	Nine Months September 30, 2016			Nine Months September 30, 2015
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate
Loans (2)(3)	$331,022	$10,833	4.36%	$361,101	$11,031	4.07%

Balances due from depository institutions	29,814	212	0.95%	8,072	50	0.83%

HTM:
Taxable	3,911	61	2.08%
Non taxable (1)	19,473	541	3.70%	17,687	452	3.41%

AFS:
Taxable	184,692	1,870	1.35%	188,650	2,449	1.73%
Non taxable (1)	21,482	865	5.37%	28,838	1,018	4.71%
Other	1,979	19	1.28%	2,645	20	1.01%

Total	$592,373	$14,401	3.24%	$606,993	$15,020	3.30%

Savings & interest-bearing DDA	$360,127	$330	0.12%	$360,757	$232	0.09%

Time deposits	77,445	331	0.57%	75,231	276	0.49%

Borrowings from FHLB	8,903	115	1.72%	28,023	152	0.72%

Total	$446,475	$776	0.23%	$464,011	$660	0.19%

Net tax-equivalent spread			3.01%			3.11%

Net tax-equivalent margin on earning assets			3.07%			3.15%

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2016 and 2015.
(2)	Loan fees of $314 and $251 for 2016 and 2015, respectively, are included in these figures.
(3)	Includes nonaccrual loans.

Analysis of Changes in Interest Income and Interest Expense

(In Thousands)

	For the Quarter Ended
	September 30, 2016 compared with September 30, 2015
	Volume	Rate	Rate/Volume	Total
Interest earned on:

Loans	$(317)	$240	$(20)	$(97)

Balances due from financial institutions	154	(7)	(67)	80

Held to maturity securities:
Taxable	60			60
Non taxable	21	18	2	41

Available for sale securities:
Taxable	(44)	(224)	12	(256)
Non taxable	(52)	142	(34)	56
Other	(5)	1		(4)

Total	$(183)	$170	$(107)	$(120)

Interest paid on:

Savings & interest-bearing DDA	$4	$24	$1	$29

Time deposits	6	22	1	29

Borrowings from FHLB	(41)	52	(38)	(27)

Total	$(31)	$98	$(36)	$31

Analysis of Changes in Interest Income and Interest Expense

(In Thousands)

	For the Nine Months Ended
	September 30, 2016 compared with September 30, 2015
	Volume	Rate	Rate/Volume		Total
Interest earned on:

Loans	$(919)	$786		$(65)	$(198)

Balances due from financial institutions	135	7		20	162

Held to maturity securities:
Taxable	61				61
Non taxable	46	39		4	89

Available for sale securities:
Taxable	(51)	(539)		11	(579)
Non taxable	(260)	143		(36)	(153)
Other	(5)	5		(1)	(1)

Total	$(993)	$441		$(67)	$(619)

Interest paid on:

Savings & interest-bearing DDA	$(1)	$99	$		$98

Time deposits	8	46		1	55

Borrowings from FHLB	(104)	210		(143)	(37)

Total	$(97)	$355		$(142)	$116

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

The Company’s analysis includes evaluating the current values of collateral securing all nonaccrual loans. Even though nonaccrual loans were $13,491,000 and $15,186,000 at September 30, 2016 and December 31, 2015, respectively, specific reserves of only $1,258,000 and $1,697,000, respectively, have been allocated to these loans as collateral values appear sufficient to cover loan losses or the loan balances have been charged down to their realizable value.

The Company records a provision for loan losses based on its on-going, systematic evaluation. This process resulted in the Company recording no provision for loan losses for the third quarter of 2016 and a provision for loan losses of $285,000 for the third quarter of 2015 and $137,000 and $2,807,000 for the first three quarters of 2016 and 2015, respectively. The allowance for loan losses as a percentage of loans was 2.14% and 2.39% at September 30, 2016 and December 31, 2015, respectively. The Company believes that its allowance for loan losses is appropriate as of September 30, 2016.

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

Non-interest income

Quarter Ended September 30, 2016 as Compared with Quarter Ended September 30, 2015

Non-interest income increased $82,000 for the third quarter of 2016 as compared with the third quarter of 2015 primarily as the Company realized a gain of $67,000 in 2016 from the liquidation, sale and call of securities as compared with $8,000 in 2015.

Nine Months Ended September 30, 2016 as Compared with Nine Months Ended September 30, 2015

Non-interest income decreased $493,000 for the first three quarters of 2016 as compared with the first three quarters of 2015 primarily as the result of the decrease in service charges on deposit accounts of $535,000. More specifically, ATM fee income decreased $451,000 as the Company’s off-site ATMs at two casinos transferred to other vendors. The Company also realized a gain of $158,000 from the liquidation, sale and call of securities in 2016 as compared with $8,000 in 2015.

Non-interest expense

Quarter Ended September 30, 2016 as Compared with Quarter Ended September 30, 2015

Total non-interest expense decreased $2,777,000 for the third quarter of 2016 as compared with the third quarter of 2015. This decrease is partly due to the decrease in other real estate expense in 2016 as compared with 2015. This decrease of $936,000 was the result of the decrease in ORE and the impact of the auction of properties in 2015. The decrease in total non-interest expense is also the result of the Company recording a loss from the credit impairment of a municipal security of $1,695,000 in 2015.

Nine Months Ended September 30, 2016 as Compared with Nine Months Ended September 30, 2015

Total non-interest expense decreased $4,466,000 for the first three quarters of 2016 as compared with the first three quarters of 2015. Salaries and employee benefits decreased $613,000, ATM expense decreased $582,000 and other real estate expense decreased $1,204,000 in 2016 as compared with 2015. The Company recorded a loss from the credit impairment of a municipal security of $1,695,000 in 2015.

Salaries and employee benefits decreased in 2016 as salaries decreased $231,000 as a result of attrition and health insurance costs declined $348,000 as a result of decreasing claims.

ATM expenses decreased in 2016 as a result of decreased ATM activity in the current year as a result of off-site ATMs at two casinos transferring to other vendors.

ORE expense decreased in 2016 as compared with 2015 due to the decrease in ORE and the impact of the auction of properties in 2015.

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

FINANCIAL CONDITION

Cash and due from banks increased $33,113,000 at September 30, 2016, compared with December 31, 2015 in the management of the bank subsidiary’s liquidity position.

Held to maturity securities increased $16,499,000 at September 30, 2016, compared with December 31, 2015 as the Company has invested some of its excess funding in order to increase its interest income.

Loan decreased $13,450,000 at September 30, 2016, as compared with December 31, 2015 as principal payments, maturities, charge-offs and foreclosures relating to existing loans outpaced new loans.

Total deposits increased $50,853,000 at September 30, 2016, as compared with December 31, 2015. Typically, significant increases or decreases in total deposits and/or significant fluctuations among the different types of deposits from quarter to quarter are anticipated by Management as customers in the casino industry and county and municipal entities reallocate their resources periodically.

Borrowings from the Federal Home Loan Bank decreased $12,070,000 at September 30, 2016 as compared with December 31, 2015 based on the liquidity needs of the bank subsidiary.

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

As of September 30, 2016, the most recent notification from the Federal Deposit Insurance Corporation categorized the bank subsidiary as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the bank subsidiary must have a Total risk-based capital ratio of 10.00% or greater, a Common Equity Tier 1 Capital ratio of 6.50% or greater, a Tier 1 risk-based capital ratio of 8.00% or greater and a Leverage capital ratio of 5.00% or greater. There are no conditions or events since that notification that Management believes have changed the bank subsidiary’s category.

The Company’s actual capital amounts and ratios and required minimum capital amounts and ratios as of September 30, 2016 and December 31, 2015, are as follows (in thousands):

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
September 30, 2016 :
Total Capital (to Risk Weighted Assets)	$95,760	22.60%	$33,895	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	90,444	21.35%	19,066	4.50%
Tier 1 Capital (to Risk Weighted Assets)	90,444	21.35%	25,421	6.00%
Tier 1 Capital (to Average Assets)	90,444	13.25%	27,312	4.00%

December 31, 2015:
Total Capital (to Risk Weighted Assets)	$95,395	21.83%	$34,954	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	89,901	20.58%	19,662	4.50%
Tier 1 Capital (to Risk Weighted Assets)	89,901	20.58%	26,215	6.00%
Tier 1 Capital (to Average Assets)	89,901	13.18%	27,291	4.00%

The actual capital amounts and ratios and required minimum capital amounts and ratios for the Bank as of September 30, 2016 and December 31, 2015, are as follows (in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2016 :
Total Capital (to Risk Weighted Assets)	$92,349	21.93%	$33,694	8.00%	$42,118	10.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	87,063	20.67%	18,953	4.50%	27,377	6.50%
Tier 1 Capital (to Risk Weighted Assets)	87,063	20.67%	25,271	6.00%	33,694	8.00%
Tier 1 Capital (to Average Assets)	87,063	12.72%	27,373	4.00%	34,217	5.00%

December 31, 2015:
Total Capital (to Risk Weighted Assets)	$91,963	21.09%	$34,889	8.00%	$43,611	10.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	86,479	19.83%	19,625	4.50%	28,347	6.50%
Tier 1 Capital (to Risk Weighted Assets)	86,479	19.83%	26,166	6.00%	34,889	8.00%
Tier 1 Capital (to Average Assets)	86,479	13.47%	25,680	4.00%	32,100	5.00%

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

Item 4: Controls and Procedures

As of September 30, 2016, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the period ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

The Bank is involved in various legal matters and claims which are being defended and handled in the ordinary course of business. None of these matters is expected, in the opinion of Management, to have a material adverse effect upon the financial position or results of operations of the Company.

Item 5: Other Information

None.

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 31.1:	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

Exhibit 31.2:	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

Exhibit 32.1:	Certification of Chief Executive Officer Pursuant to 18 U.S.C. ss. 1350

Exhibit 32.2:	Certification of Chief Financial Officer Pursuant to 18 U.S.C. ss. 1350

Exhibit 101	The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Condition at September 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations for the quarters and nine months ended September 30, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income (Loss) for the quarters and nine months ended September 30, 2016 and 2015, (iv) Consolidated Statement of Changes in Shareholders’ Equity for the nine months ended September 30, 2016, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 and (vi) Notes to the Unaudited Consolidated Financial Statements for the nine months ended September 30, 2016 and 2015.

(b) Reports on Form 8-K

A Form 8-K was filed on July 27, 2016, October 26, 2016 and October 28, 2016.

SIGNATURES

Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL CORPORATION (Registrant)

Date:	November 14, 2016

By:	/s/ Chevis C. Swetman
Chevis C. Swetman
Chairman, President and Chief Executive Officer (principal executive officer)

Date:	November 14, 2016

By:	/s/ Lauri A. Wood
Lauri A. Wood
Chief Financial Officer and Controller (principal financial and accounting officer)