Form 10-K
period 2016-12-31
PEOPLES FINANCIAL CORP /MS/
filed 2017-03-15
CIK 770460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016        Commission File Number 001-12103

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ____ NO       X

At June 30, 2016, the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $47,946,000.

On February 17, 2017, the registrant had outstanding 5,123,186 shares of common stock, par value of $1.00 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement issued in connection with the Annual Meeting of Shareholders to be held April 26, 2017, are incorporated by reference into Part III of this report.

Peoples Financial Corporation

Form 10-K

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

BACKGROUND AND CURRENT OPERATIONS

General

Peoples Financial Corporation (the “Company”) was organized as a one bank holding company in 1985. The Company is headquartered in Biloxi, Mississippi. At December 31, 2016, the Company operated in the state of Mississippi through its wholly-owned subsidiary, The Peoples Bank, Biloxi, Mississippi (the “Bank”). The Company is engaged, through this subsidiary, in the banking business. The Bank is the Company’s principal asset and primary source of revenue.

The Main Office, operations center and asset management and trust services of the Bank are located in downtown Biloxi, MS. At December 31, 2016, the Bank also had 17 branches located throughout Harrison, Hancock, Jackson and Stone Counties. The Bank has automated teller machines (“ATM”) at its Main Office, all branch locations and at numerous non-proprietary locations.

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

Most of the Bank’s business originates from Harrison, Hancock, Stone and Jackson Counties in Mississippi; however, some business is obtained from other counties in southern Mississippi, southern Louisiana and southern Alabama.

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

The Bank also offers a variety of other services including safe deposit box rental, wire transfer services, night drop facilities, collection services, cash management and internet banking. The Bank has 32 ATMs at its branch locations and other off-site, non-proprietary locations, providing bank customers access to their depository accounts. The Bank is a member of the PULSE network.

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

Employees

At December 31, 2016, the Bank employed 157 full-time employees and 11 part-time employees. The Company has no employees who are not employees of the bank subsidiary. Through the Bank, employees receive salaries and benefits, which include 401(k) and ESOP plans, cafeteria plan, and life, health and disability insurance. The Company considers its relationship with its employees to be good.

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

•

Under the new rule, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements. This buffer will help to ensure that banking organizations conserve capital when it is most needed, allowing them to better weather periods of economic stress. The buffer is measured relative to risk weighted assets. Phase-in of the capital conservation buffer requirements began on January 1, 2016.

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

Under FDICIA, a depository institution that is not “well-capitalized” is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market. As previously stated, the Bank is “well-capitalized” and the FDICIA brokered deposit rule did not adversely affect its ability to accept brokered deposits. The Bank had $5,000,000 of such brokered deposits at December 31, 2016.

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

In addition, all institutions with deposits insured by the FDIC must pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established as a financing vehicle for the Federal Savings & Loan Insurance Corporation. The annualized assessment rate for the first quarter of fiscal 2017 is .60% of the assessment base and is adjusted quarterly. These assessments will continue until the bonds mature in 2019.

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

The Community Reinvestment Act

The Community Reinvestment Act of 1977 (“CRA”) and its implementing regulations provide an incentive for regulated financial institutions to meet the credit needs of their local community or communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of such financial institutions. The regulations provide that the appropriate regulatory authority will assess reports under CRA in connection with applications for establishment of domestic branches, acquisitions of banks or mergers involving bank holding companies. An unsatisfactory rating under CRA may serve as a basis to deny an application to acquire or establish a new bank, to establish a new branch or to expand banking services. As of December 31, 2016, the Bank had a “satisfactory” rating under CRA.

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

Other Proposals

Bills occasionally are introduced in the United States Congress and the Mississippi State Legislature and other state legislatures, and regulations occasionally are proposed by the Company’s regulatory agencies, any of which could affect the businesses, financial results, and financial condition of the Company or the Bank. Generally it cannot be predicted whether or in what form any particular proposals will be adopted or the extent to which the Company and the Bank may be affected.

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

Distribution of Assets, Liabilities and Shareholders’ Equity and Interest Rates and Differentials

Net Interest Income, the difference between Interest Income and Interest Expense, is the most significant component of the Company’s earnings. For interest analytical purposes, Management adjusts Net Interest Income to a “taxable equivalent” basis using a Federal Income Tax rate of 34% in 2016, 2015 and 2014 on tax-exempt items (primarily interest on municipal securities).

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

Further information concerning the provision for loan losses and the allowance for loan losses is presented in “Management’s Discussion and Analysis” in Item 7 of this Annual Report on Form 10-K and in “Note A - Business and Summary of Significant Accounting Policies” to the 2016 Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Return on Equity and Assets

The Company’s results and key ratios for 2012 – 2016 are summarized in the “Selected Financial Data” in Item 6 and “Management’s Discussion and Analysis” in Item 7 of this Annual Report on Form 10-K.

The Company did not pay a dividend during the years ended December 31, 2016 and 2015. The Company’s dividend payout ratio for the year ended December 31, 2014, was (5%) as a dividend was paid in June 2014 when the Company recorded net income. However, the Company recorded a net loss for the year ended December 31, 2014.

SCHEDULE I-A

Distribution of Average Assets, Liabilities and Shareholders’ Equity (1) (In thousands)

For the Years Ended December 31,	2016	2015	2014

ASSETS:

Cash and due from banks	$39,580	$32,252	$29,412

Available for sale securities:
Taxable securities	188,512	184,458	225,742
Non-taxable securities	20,902	27,744	34,360
Other securities	1,732	2,466	4,065

Held to maturity securities:
Taxable securities	8,562	452
Non-taxable securities	19,596	17,645	13,696

Other investments	2,693	2,744	2,962

Net loans (2)	320,383	347,014	353,216

Balances due from depository institutions	31,559	11,221	7,305

Other assets	53,077	56,279	62,847

TOTAL ASSETS	$686,596	$682,275	$733,605

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Non-interest bearing deposits	$129,788	$119,046	$108,786
Interest bearing deposits	437,445	424,704	447,670

Total deposits	567,233	543,750	556,456

Other liabilities	26,554	44,570	74,691

Total liabilities	593,787	588,320	631,147

Shareholders’ equity	92,809	93,955	102,458

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$686,596	$682,275	$733,605

(1) All averages are computed on a daily basis.

(2) Gross loans and discounts, net of unearned income and allowance for loan losses.

SCHEDULE I-B

Average (1) Amount Outstanding for Major Categories of Interest Earning Assets

And Interest Bearing Liabilities (In thousands)

For the Years Ended December 31,	2016	2015	2014

INTEREST EARNING ASSETS:

Loans (2)	$327,819	$356,294	$362,649

Balances due from depository institutions	31,559	11,221	7,305

Available for sale securities:
Taxable securities	188,512	184,458	225,742
Non-taxable securities	20,902	27,744	34,360
Other securities	1,732	2,466	4,065

Held to maturity securities:
Taxable securities	8,562	452
Non-taxable securities	19,596	17,645	13,696

TOTAL INTEREST EARNING ASSETS	$598,682	$600,280	$647,817

INTEREST BEARING LIABILITIES:

Savings and negotiable interest bearing deposits	$359,801	$349,782	$358,106

Time deposits	77,644	74,923	89,564

Other borrowed funds	8,240	25,519	56,849

TOTAL INTEREST BEARING LIABILITIES	$445,685	$450,224	$504,519

(1) All averages are computed on a daily basis.

(2) Net of unearned income. Includes nonaccrual loans

SCHEDULE I-C

Interest Earned or Paid on Major Categories of Interest Earning Assets

And Interest Bearing Liabilities (In thousands)

For the Years Ended December 31,	2016	2015	2014

INTEREST EARNED ON:

Loans	$14,232	$14,759	$16,055

Balances due from depository institutions	278	63	21

Available for sale securities:
Taxable securities	2,558	3,178	4,502
Non-taxable securities	1,123	1,338	1,889
Other securities	22	22	18

Held to maturity securities:
Taxable securities	184	9
Non-taxable securities	725	600	474

TOTAL INTEREST EARNED (1)	$19,122	$19,969	$22,959

INTEREST PAID ON:

Savings and negotiable interest bearing deposits	$437	$306	$274

Time deposits	457	371	937

Other borrowed funds	131	198	230

TOTAL INTEREST PAID	$1,025	$875	$1,441

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% for 2016, 2015 and 2014. See disclosure of non-GAAP financial measures on pages 48 and 49.

SCHEDULE I-D

Average Interest Rate Earned or Paid for Major Categories of

Interest Earning Assets And Interest Bearing Liabilities

For the Years Ended December 31,	2016	2015	2014

AVERAGE RATE EARNED ON:

Loans	4.34%	4.14%	4.43%

Balances due from depository institutions	.88%	.56%	.29%

Available for sale securities:
Taxable securities	1.36%	1.72%	1.99%
Non-taxable securities	5.37%	4.82%	5.50%
Other securities	1.27%	.89%	.44%

Held to maturity securities:
Taxable securities	2.15%	1.99%
Non-taxable securities	3.70%	3.40%	3.46%

TOTAL (weighted average rate)(1)	3.19%	3.33%	3.54%

AVERAGE RATE PAID ON:

Savings and negotiable interest bearing deposits	.12%	.09%	.08%

Time deposits	.59%	.50%	1.05%

Other borrowed funds	1.59%	.78%	.40%

TOTAL (weighted average rate)	.23%	.19%	.29%

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% for 2016, 2015 and 2014. See disclosure of non-GAAP financial measures on pages 48 and 49.

SCHEDULE I-E

Net Interest Earnings and Net Yield on Interest Earning Assets

(In thousands, except percentages)

For the Years Ended December 31,	2016	2015	2014

Total interest income (1)	$19,122	$19,969	$22,959

Total interest expense	1,025	875	1,441

Net interest earnings	$18,097	$19,094	$21,518

Net yield on interest earning assets	3.02%	3.18%	3.32%

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% for 2016, 2015 and 2014. See disclosure of non-GAAP financial measures on pages 48 and 49.

SCHEDULE I-F

Analysis of Changes in Interest Income and Interest Expense

(In thousands)

For the Years Ended December 31,	2016	2015	Increase (Decrease)	Volume	Rate	Rate/Volume

INTEREST EARNED ON:

Loans (1)(2)	$14,232	$14,759	$(527)	$(1,180)	$709	$(56)

Balances due from depository institutions	278	63	215	114	35	66

Available for sale securities:
Taxable securities	2,558	3,178	(620)	70	(675)	(15)
Non-taxable securities	1,123	1,338	(215)	(330)	153	(38)
Other securities	22	22		(7)	9	(2)

Held to maturity securities:
Taxable securities	184	9	175	161	1	13
Non-taxable securities	725	600	125	66	53	6

TOTAL INTEREST EARNED (3)	$19,122	$19,969	$(847)	$(1,106)	$285	$(26)

INTEREST PAID ON:

Savings and negotiable interest bearing deposits	$437	$306	$131	$9	$119	$3

Time deposits	457	371	86	13	70	3

Other borrowed funds	131	198	(67)	(134)	207	(140)

TOTAL INTEREST PAID	$1,025	$875	$150	$(112)	$396	$(134)

(1) Loan fees of $389 and $333 for 2016 and 2015, respectively, are included in these figures.

(2) Includes interest on nonaccrual loans.

(3) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% for 2016 and 2015. See disclosure of non-GAAP financial measures on pages 48 and 49.

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

(3) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% for 2015 and 2014. See disclosure of non-GAAP financial measures on pages 48 and 49.

SCHEDULE II-A

Book Value of Securities Portfolio

(In thousands)

December 31,	2016	2015		2014

Available for sale securities:

U.S. Treasuries, U.S. Government agencies and Mortgage-backed securities	$215,157		$178,430		$183,460

States and political subdivisions	17,963		23,727		31,012

Other securities	458		650		650

Total	$233,578		$202,807		$215,122

Held to maturity securities:

U.S. Government Agencies	$10,009	$		$

States and political subdivisions	36,677		17,507		17,784

Corporate bonds	1,464		1,518

Total	$48,150		$19,025		$17,784

SCHEDULE II-B

Maturity Securities Portfolio at December 31, 2016

And Weighted Average Yields of Such Securities

(In thousands, except percentage data)

	Maturity
	Within one year			After one year but within five years			After five years but within ten years		After ten years

December 31,	Amount		Yield	Amount		Yield	Amount	Yield	Amount	Yield

Available for sale securities:

U.S. Treasuries, U.S. Government agencies and Mortgage-backed securities		$29,986	.75%		$120,756	1.26%	$39,180	2.01%	$25,235	2.44%

States and political subdivisions		3,384	3.89%		10,101	3.75%	4,127	3.69%	351	4.20%

Other securities									458	2.00%

Total		$33,370	1.91%		$130,857	1.76%	$43,307	2.28%	$26,044	2.47%

Held to maturity securities:

U.S. Government agencies	$			$			$5,000	2.04%	$5,009	.87%

States and political subdivisions		1,281	2.15%		7,649	2.50%	15,111	2.49%	12,636	2.98%

Corporate bonds		1,464	2.05%

Total		$2,745	2.09%		$7,649	2.50%	$20,111	2.39%	$17,645	2.76%

Note: The weighted average yields are calculated on the basis of cost. Average yields on investments in states and political subdivisions are based on their contractual yield. Available for sale securities are stated at fair value and held to maturity securities are stated at amortized cost.

SCHEDULE III-A

Loan Portfolio

Loans by Type Outstanding (1) (In thousands)

December 31,	2016	2015	2014	2013	2012

Real estate, construction	$32,794	$36,347	$44,129	$64,390	$79,924

Real estate, mortgage	226,157	243,540	266,158	259,082	298,283

Loans to finance agricultural production		30	1,230	726	43

Commercial and industrial	48,361	50,520	37,441	42,653	43,328

Loans to individuals for household, family and other consumer expenditures	6,264	6,548	7,538	7,139	7,933

Obligations of states and political subdivisions	1,646	428	5,462	1,023	1,248

All other loans	133	144	449	336	324

Total	$315,355	$337,557	$362,407	$375,349	$431,083

(1)	No foreign debt outstanding.

SCHEDULE III-B

Maturities and Sensitivity to Changes in

Interest Rates of the Loan Portfolio as of December 31, 2016

(In thousands)

	Maturity
December 31,	One year or less	Over one year through 5 years	Over 5 years	Total

Real estate, construction	$10,804	$8,154	$13,836	$32,794

Real estate, mortgage	12,426	86,235	127,496	226,157

Commercial and industrial	26,361	19,095	2,905	48,361

Loans to individuals for household, family and other consumer expenditures	2,283	3,601	380	6,264

Obligations of states and political subdivisions	675		971	1,646

All other loans	133			133

Total	$52,682	$117,085	$145,588	$315,355

Loans with pre-determined interest rates	$26,024	$89,867	$62,317	$178,208

Loans with floating interest rates	26,658	27,218	83,271	137,147

Total	$52,682	$117,085	$145,588	$315,355

SCHEDULE III-C

Non-Performing Loans (In thousands)

December 31,	2016	2015	2014	2013	2012

Loans accounted for on a nonaccrual basis (1)	$11,854	$15,186	$33,298	$26,171	$53,891

Loans which are contractually past due 90 or more days as to interest or principal payment, but are not included above		146	763	651	1,445

(1) The Bank places loans on a nonaccrual status when, in the opinion of Management, they possess sufficient uncertainty as to timely collection of interest or principal so as to preclude the recognition in reported earnings of some or all of the contractual interest. See “Note A – Business and Summary of Significant Accounting Policies” and “Note C – Loans” to the 2016 Consolidated Financial Statements in Item 8 in this Annual Report on Form 10-K for discussion of impaired loans.

SCHEDULE IV-A

Summary of Loan Loss Expenses

(In thousands, except percentage data)

December 31,	2016	2015	2014	2013	2012

Average amount of loans outstanding (1)(2)	$327,819	$356,294	$362,649	$405,463	$430,205

Balance of allowance for loan losses at beginning of period	$8,070	$9,206	$8,934	$8,857	$8,136

Loans charged-off:

Commercial, financial and agricultural	509	275	4,930	499	448

Consumer and other	3,013	3,833	2,800	9,623	3,228

Total loans charged-off	3,522	4,108	7,730	10,122	3,676

Recoveries of loans:

Commercial, financial and agricultural	62	19	277	126	23

Consumer and other	288	371	321	412	110

Total recoveries	350	390	598	538	133

Net loans charged-off	3,172	3,718	7,132	9,584	3,543

Provision for loan losses charged to operating expense	568	2,582	7,404	9,661	4,264

Balance of allowance for loan losses at end of period	$5,466	$8,070	$9,206	$8,934	$8,857

Ratio of net charge-offs during period to average loans outstanding	0.97%	1.04%	1.97%	2.36%	0.82%

(1)	Net of unearned income.
(2)	Includes nonaccrual loans.

SCHEDULE IV-B

Allocation of the Allowance for Loan Losses

(In thousands except percentage data)

	2016		2015		2014		2013		2012
December 31,	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans

Real estate, construction	$262	10	$778	11	$1,110	12	$1,470	17	$1,167	18

Real estate, mortgage	4,150	71	5,964	70	7,182	73	5,825	68	5,648	69

Loans to finance agricultural production			1	1	2	1		1		1

Commercial and industrial	850	15	1,075	14	587	10	1,338	11	1,760	9

Loans to individuals for household, family and other consumer expenditures	200	2	247	2	282	2	289	1	273	1

Obligations of states and political subdivisions		1		1		1		1		1

All other loans	4	1	5	1	43	1	12	1	9	1

Total	$5,466	100	$8,070	100	$9,206	100	$8,934	100	$8,857	100

SCHEDULE V

Summary of Average Deposits and Their Yields

(In thousands, except percentage data)

	2016		2015		2014
Years Ended December 31,	Amount	Rate	Amount	Rate	Amount	Rate

Demand deposits in domestic offices	$129,788	N/A	$119,046	N/A	$108,786	N/A

Negotiable interest bearing deposits in domestic offices	300,306	.14%	295,238	.07%	306,904	.08%

Savings deposits in domestic offices	59,495	.05%	54,543	.05%	51,202	.05%

Time deposits in domestic offices	77,644	.59%	74,923	.50%	89,564	1.05%

Total	$567,233	.36%	$543,750	.33%	$556,456	.83%

Certificates of deposit in amounts of $100,000 or more by the amount of time remaining until maturity as of December 31, 2016, are as follows (in thousands):

Remaining maturity:

3 months or less	$15,220
Over 3 months through 6 months	3,562
Over 6 months through 12 months	13,976
Over 12 months	5,892

Total	$38,650

SCHEDULE VI

Short Term Borrowings

(In thousands, except percentage data)

	2016	2015	2014

Balance, December 31,	$5,000	$10,000	$30,000

Weighted average interest rate at December 31,	1.11%	.55%	.08%

Maximum outstanding at any month- end during year	$8,383	$48,634	$94,965

Average amount outstanding during year	$8,240	$25,680	$56,849

Weighted average interest rate	1.59%	.78%	.40%

Note: Short term borrowings include federal funds purchased from other banks and short term borrowings from the Federal Home Loan Bank.

SCHEDULE VII

Interest Sensitivity/Gap Analysis

(In thousands)

December 31, 2016:	0 - 3 Months	4 - 12 Months	1 - 5 Years	Over 5 Years		Total

ASSETS:

Loans (1)	$134,700	$24,898	$86,954		$56,949	$303,501

Available for sale securities	18,370	15,001	128,893		71,314	233,578

Held to maturity securities	390	2,355	7,649		37,756	48,150

Totals	$153,460	$42,254	$223,496		$166,019	$585,229

FUNDING SOURCES:

Interest bearing deposits	$387,914	$31,552	$23,169	$		$442,635

Borrowings from FHLB	5,016	49	260		932	6,257

Totals	$392,930	$31,601	$23,429		$932	$448,892

REPRICING/MATURITY GAP:

Period	$(239,470)	$10,653	$200,067		$165,087

Cumulative	(239,470)	(228,817)	(28,750)		136,337

Cumulative Gap/Total Assets	(34.81%)	(33.26%)	(4.18%)		19.82%

(1) Amounts stated include fixed and variable rate loans that are still accruing interest. Variable rate loans are included in the next period in which they are subject to a change in rate. The principal portions of scheduled payments on fixed instruments are included in the period in which they become due or mature.

Capital Resources

Information about the Company’s capital resources is included in “Note J – Shareholders’ Equity” to the 2016 Consolidated Financial Statements in this Annual Report on Form 10-K.

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

The Company’s investment and loan portfolio subject the Company to credit risk. Credit losses are always inherent in the banking business but the continuing challenging economic environment in the Company’s trade area presents even more exposure to loss. The Company makes various assumptions and judgments about the collectibility of its loan portfolio and provides an allowance for loan losses based on a number of factors. The Company believes that its current allowance for loan losses is adequate and appropriate. However, if the Company’s assumptions or judgments prove to be incorrect, the allowance for loan losses may not be sufficient to cover actual loan losses. In the event that our loan customers do not repay their loans according to the terms of the loans, and the collateral securing the repayment of these loans is insufficient to cover any remaining loan balances, the Company could experience significant loan losses or increase the provision for loan losses or both, which could have a material adverse effect on its operating results. In fact, these conditions were a significant cause of the net losses experienced by the Company in 2014 and 2015. The actual amount of future provisions for loan losses cannot be determined at this time and may vary from the amounts of past provisions.

The Company has a high concentration of loans secured by real estate, and a downturn in the real estate market could materially and adversely affect earnings.

A significant portion of the Company’s loan portfolio is dependent on real estate. At December 31, 2016, approximately 75% of the Company’s loans had real estate as a primary or secondary component of collateral. The collateral in each case provides an alternate source of repayment if the borrower defaults and may deteriorate in value during the time the credit is extended. Further deterioration in the value of real estate generally or in the Company’s trade area specifically could significantly impair the value of the collateral and restrict the ability to sell the collateral upon foreclosure. Furthermore, it is likely that the Company would be required to increase the provision for loan losses. If the Company were required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate value or to increase the allowance for loan losses, the Company’s profitability and financial condition could be adversely impacted.

The Company has a high concentration of exposure to a number of industries.

The Company has concentrations of loan exposure to the hotel/motel and gaming industries. At December 31, 2016, these exposures were approximately $40,319,000 and $31,311,000 or 13% and 10%, respectively, of the total loan portfolio. Economic conditions have negatively impacted tourism, which is one of the major factors for success in these industries. Given the size of these relationships, a significant loss in either of these portfolios could materially and adversely affect the Company’s earnings.

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

The Company’s profitability is dependent to a large extent on net interest income, which is the difference between interest income on interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. The Company is asset sensitive to market interest rates, as its assets reprice more quickly to changes in interest rates than do its liabilities. Interest rates dropped by the unprecedented amount of 400 basis points during 2008 as the Federal Reserve, through its Federal Open Market

Committee, attempted to stabilize the financial markets, reduce the effects of the recession and stimulate the economy. These actions taken by the Federal Reserve continued to impact the Company’s earnings in 2015. In December 2015 and December 2016, the Federal Reserve increased the discount rate 25 basis points with the fed funds and prime interest rates increasing as a result. Discount or fed funds rate changes that occur in 2017 may affect the Company’s earnings in the current year and/or in the future.

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

ITEM 3 - LEGAL PROCEEDINGS

Information relating to legal proceedings is included in “Note M – Contingencies” to the 2016 Consolidated Financial Statements which is in Item 8 in this Annual Report on Form 10-K.

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

At December 31, 2016, there were 452 holders of the common stock of the Company and 5,123,186 shares were issued and outsanding. The Company’s stock is traded under the symbol PFBX and is quoted in publications under “PplFnMS”.

The following table sets forth the high and low sale prices of the Company’s common stock as reported on the NASDAQ Capital Market.

Year	Quarter	High	Low	Dividend Per share

2016	1st	$9.50	$8.53	$
	2nd	11.26	8.90
	3rd	11.41	10.23
	4th	16.40	10.50

2015	1st	$12.44	$10.00	$
	2nd	10.99	9.21
	3rd	11.15	9.31
	4th	9.85	8.90

ITEM 6 - SELECTED FINANCIAL DATA (In thousands except per share data)

	2016	2015	2014	2013	2012
Balance Sheet Summary

Total assets	$688,014	$641,004	$668,895	$762,264	$804,912
Available for sale securities	233,578	202,807	215,122	275,440	258,875
Held to maturity securities	48,150	19,025	17,784	11,142	7,125
Loans, net of unearned discount	315,355	337,557	362,407	375,349	431,083
Deposits	575,016	512,707	392,714	428,558	475,719
Borrowings from FHLB	6,257	18,409	38,708	77,684	7,912
Shareholders’ equity	88,461	91,839	94,951	99,147	110,754

Summary of Operations
Interest income	$18,493	$19,311	$22,156	$24,956	$24,628
Interest expense	1,025	875	1,441	1,447	2,067

Net interest income	17,468	18,436	20,715	23,509	22,561
Provision for loan losses	568	2,582	7,404	9,661	4,264

Net interest income after provision for loan losses	16,900	15,854	13,311	13,848	18,297
Non-interest income	6,549	6,898	8,619	9,067	9,529
Non-interest expense	23,204	28,106	27,208	25,654	25,277

Income (loss) before taxes	245	(5,354)	(5,278)	(2,739)	2,549
Applicable income taxes	78	(762)	4,726	(2,201)	(92)

Net income (loss)	$167	$(4,592)	$(10,004)	$(538)	$2,641

Per Share Data
Basic and diluted earnings per share	$.03	($.90)	($1.95)	($.10)	$.51
Dividends per share			.10		.20
Book value	17.27	17.93	18.53	19.35	21.56
Weighted average number of shares	5,123,186	5,123,186	5,123,186	5,128,889	5,136,918

Selected Ratios
Return on average assets	0.02%	(.69%)	(1.38%)	(.07%)	0.32%
Return on average equity	0.19%	(4.92%)	(10.31%)	(.51%)	2.40%
Primary capital to average assets	13.99%	15.06%	14.38%	13.64%	14.71%
Risk-based capital ratios:
Tier 1	21.69%	20.58%	20.70%	21.54%	20.04%
Total	22.94%	21.83%	21.95%	22.79%	21.29%

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Peoples Financial Corporation (the “Company”) is a one-bank holding company headquartered in Biloxi, Mississippi. The following presents Management’s discussion and analysis of the consolidated financial condition and results of operations of the Company and its consolidated subsidiaries for the years ended December 31, 2016, 2015 and 2014. These comments highlight the significant events for these years and should be considered in combination with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in this annual report.

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

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) issued new accounting standards updates in 2016, which have been disclosed in Note A to the Consolidated Financial Statements. The Company does not generally expect that these updates will have a material impact on its financial position or results of operations. However the effect of Accounting Standards Update 2016-13 is still being considered.

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

GAAP Reconciliation and Explanation

This Form 10-K contains non-GAAP financial measures determined by methods other than in accordance with GAAP. Such non-GAAP financial measures include taxable equivalent interest income and taxable equivalent net interest income. Management uses these non-GAAP financial measures because it believes they are useful for evaluating our operations and performance over periods of time, as well as in managing and evaluating our business and in discussions about our operations and performance. Management believes these non-GAAP financial measures provide users of our financial information with a meaningful measure for assessing our financial results, as well as comparison to financial results for prior periods. These non-GAAP financial measures should not be considered as a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled financial measures used by other companies. A reconciliation of these operating performance measures to GAAP performance measures for the years ended December 31, 2016, 2015 and 2014 is included in the table on the following page.

RECONCILATION OF NON-GAAP PERFORMANCE MEASURES (In thousands)

For the Years Ended December 31,	2016	2015	2014

Interest income reconciliation:

Interest income - taxable equivalent	$19,122	$19,969	$22,959

Taxable equivalent adjustment	(629)	(658)	(803)

Interest income (GAAP)	$18,493	$19,311	$22,156

Net interest income reconciliation:

Net interest income - taxable equivalent	$18,097	$19,094	$21,518

Taxable equivalent adjustment	(629)	(658)	(803)

Net interest income (GAAP)	$17,468	$18,436	$20,715

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

The Company recorded net income of $167,000 for 2016 compared with a net loss of $4,592,000 for 2015 and a net loss of $10,004,000 for 2014. Results in 2016 included a decrease in net interest income and non-interest income, which were offset by a decrease in the provision for the allowance for loan losses and non-interest expense, as compared with 2015. Results in 2015 were primarily impacted by a decrease in net interest income and non-interest income and an increase in non-interest expense, which were partially offset by a decrease in the provision for the allowance for loan losses and income tax expense, as compared with 2014.

Managing the net interest margin in the Company’s highly competitive market continues to be very challenging. Net interest income was impacted primarily by the decrease in interest income on loans of $527,000 and the decrease in interest income on taxable available for sale securities of $573,000 for 2016 as compared with 2015. The decrease in interest income on loans was primarily the result of the decrease in average loans as principal payments, maturities, charge-offs and foreclosures on existing loans significantly exceeded new loans. The decrease in interest income on taxable available for sales securities is the result of shorter durations, and therefore lower yields, on new investments, in anticipation of rising rates as well as proceeds from calls and maturities of U.S. Agency securities being invested in U.S. Treasury securities which generally have a lower rate.

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

Monitoring asset quality, estimating potential losses in our loan portfolio and addressing non-performing loans continue to be emphasized as the local economy has negatively impacted collateral values and borrowers’ ability to repay their loans. The Company’s nonaccrual loans totaled $11,854,000, $15,186,000 and $33,298,000 at December 31, 2016, 2015 and 2014, respectively. Most of these loans are collateral-dependent, and the Company has rigorously evaluated the value of its collateral to determine potential losses. The Company is working diligently to address and reduce its non-performing assets, and some stability in collateral values has occurred. The provision for the allowance for loan losses was $568,000, $2,582,000 and $7,404,000 for 2016, 2015 and 2014, respectively.

Non-interest income decreased $349,000 for 2016 as compared with 2015 results and $1,721,000 for 2015 as compared with 2014 results. Service charges on deposit accounts decreased $500,000 for 2016 as compared with 2015 and decreased $1,637,000 for 2015 as compared with 2014 primarily as a result of decreased ATM fee income.

Non-interest expense decreased $4,902,000 for 2016 as compared with 2015 and increased $898,000 for 2015 as compared with 2014. The decrease for 2016 was the result of the decrease in salaries and employee benefits of $628,000, ORE expenses of $1,396,000 and ATM expenses of $628,000 as compared with 2015. There were not an impairment in 2016 but results for 2015 were impacted by a write-down of $1,695,000 from the credit impairment of a municipal security. The increase for 2015 was also the result of the increase in ORE expenses of $654,000, partially offset by decreases in salaries and employee benefits of $309,000 and ATM expenses of $1,226,000 as compared with 2014.

The Company recorded income tax expense of $78,000 for 2016 relating to the resolution of a recent examination by the Internal Revenue Service and an income tax benefit of $762,000 for 2015 relating to change in the valuation allowance. The Company recorded income tax expense of $4,726,000 for 2014 as a result of establishing a valuation allowance of $8,140,000 based on an evaluation of the Company’s deferred tax assets in 2014.

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

2016 as compared with 2015

The Company’s average interest-earning assets decreased approximately $1,598,000, or .27%, from approximately $600,280,000 for 2015 to approximately $598,682,000 for 2016. Average balances due from depository institutions increased approximately $20,338,000 primarily as a result of the decrease in average loans of approximately $28,475,000 due to principal payments, maturities, charge-offs and foreclosures on existing loans significantly exceeding new loans. The average yield on interest-earning assets was 3.33% for 2015 compared with 3.19% for 2016. The yield on average loans increased from 4.14% for 2015 to 4.34% as a result of the increase in prime rate during 2015 and 2016. This increase was offset by the yield on taxable available for sale securities, which decreased from 1.72% for 2015 to 1.36% for 2016 as recent investment purchases have shorter durations, and therefore lower yields, in anticipation of rising rates.

Average interest-bearing liabilities decreased approximately $4,539,000, or 1%, from approximately $450,224,000 for 2015 to approximately $445,685,000 for 2016. Average borrowings from the Federal Home Loan Bank (“FHLB”) decreased due to the liquidity needs of the bank subsidiary. The average rate paid on interest-bearing liabilities increased 4 basis points, from .19% for 2015 to .23% for 2016.

The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 3.18% for 2015 as compared with 3.02% for 2016.

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

Average interest-bearing liabilities decreased approximately $54,295,000, or 11%, from approximately $504,519,000 for 2014 to approximately $450,224,000 for 2015. Average borrowings from the FHLB decreased due to the liquidity needs of the bank subsidiary. The average rate paid on interest-bearing liabilities decreased 10 basis points, from .29% for 2014 to .19% for 2015. This decrease was due to an immaterial interest expense adjustment on time deposits in 2014.

The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 3.32% for 2014 as compared with 3.18% for 2015.

The tables below analyze the changes in tax-equivalent net interest income for the years ended December 31, 2016, 2015 and 2014.

Analysis of Average Balances, Interest Earned/Paid and Yield

(In Thousands)

	2016			2015			2014

	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate

Loans (1)(2)	$327,819	$14,232	4.34%	$356,294	$14,759	4.14%	$362,649	$16,055	4.43%

Balances due from depository institutions	31,559	278	0.88%	11,221	63	0.56%	7,305	21	0.29%

Held to maturity:
Taxable	8,562	184	2.15%	452	9	1.99%

Non taxable (3)	19,596	725	3.70%	17,645	600	3.40%	13,696	474	3.46%

Available for sale:
Taxable	188,512	2,558	1.36%	184,458	3,178	1.72%	225,742	4,502	1.99%

Non taxable (3)	20,902	1,123	5.37%	27,744	1,338	4.82%	34,360	1,889	5.50%

Other	1,732	22	1.27%	2,466	22	0.89%	4,065	18	0.44%

Total	$598,682	$19,122	3.19%	$600,280	$19,969	3.33%	$647,817	$22,959	3.54%

Savings and interest- bearing DDA	$359,801	$437	0.12%	$349,782	$306	0.09%	$358,106	$274	0.08%

Time deposits	77,644	457	0.59%	74,923	371	0.50%	89,564	937	1.05%

Borrowings from FHLB	8,240	131	1.59%	25,519	198	0.78%	56,849	230	0.40%

Total	$445,685	$1,025	0.23%	$450,224	$875	0.19%	$504,519	$1,441	0.29%

Net tax-equivalent spread			2.97%			3.14%			3.25%

Net tax-equivalent margin on earning assets			3.02%			3.18%			3.32%

(1)	Loan fees of $389, $333 and $557 for 2016, 2015 and 2014, respectively, are included in these figures.
(2)	Includes nonaccrual loans.
(3)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2016, 2015 and 2014. See disclosure of non-GAAP financial measures on pages 48 and 49.

ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSE (in thousands)

	For the Year Ended December 31, 2016 Compared With December 31, 2015
	Volume	Rate	Rate/Volume	Total
Interest earned on:

Loans	$(1,180)	$709	$(56)	$(527)

Balances due from depository institutions	114	35	66	215

Held to maturity securities:
Taxable	161	1	13	175
Non taxable	66	53	6	125

Available for sale securities:
Taxable	70	(675)	(15)	(620)
Non taxable	(330)	153	(38)	(215)
Other	(7)	9	(2)

Total	$(1,106)	$285	$(26)	$(847)

Interest paid on:

Savings and interest-bearing

DDA	$9	$119	$3	$131

Time deposits	13	70	3	86

Borrowings from FHLB	(134)	207	(140)	(67)

Total	$(112)	$396	$(134)	$150

	For the Year Ended December 31, 2015 Compared With December 31, 2014
	Volume	Rate	Rate/Volume	Total
Interest earned on:

Loans	$(281)	$(1,033)	$18	$(1,296)

Balances due from depository institutions	11	20	11	42

Held to maturity securities:
Taxable	9			9
Non taxable	152	(20)	(6)	126

Available for sale securities:
Taxable	(823)	(613)	112	(1,324)
Non taxable	(364)	(232)	45	(551)
Other	(7)	18	(7)	4

Total	$(1,303)	$(1,860)	$173	$(2,990)

Interest paid on:

Savings and interest-bearing

DDA	$(6)	$39	$(1)	$32

Time deposits	(153)	(493)	80	(566)

Borrowings from FHLB	(127)	211	(116)	(32)

Total	$(286)	$(243)	$(37)	$(566)

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

The Company’s analysis includes evaluating the current value of collateral securing all nonaccrual loans. Nonaccrual loans totaled $11,854,000, $15,186,000 and $33,298,000 with specific reserves on these loans of $303,000, $1,697,000 and $2,507,000 as of December 31, 2016, 2015 and 2014, respectively. The specific reserves allocated to nonaccrual loans are relatively low as collateral values appear sufficient to cover loan losses or the loan balances have been charged down to their realizable value.

The Company’s on-going, systematic evaluation resulted in the Company recording a total provision for the allowance for loan losses of $568,000, $2,582,000 and $7,404,000 in 2016, 2015 and 2014, respectively. As a result of receiving new information and updated appraisals on several collateral-dependent loans, the Company increased its provision for loan losses during the fourth quarter of 2016 and for all of 2015 and 2014. The new appraisals caused Management to update the evaluation of these loans and increase the loan loss provision significantly for several non-performing loans in its residential development and commercial real estate segments during these years. The allowance for loan losses as a percentage of loans was 1.73%, 2.39% and 2.54% at December 31, 2016, 2015 and 2014, respectively. The Company believes that its allowance for loan losses is appropriate as of December 31, 2016.

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

Non-interest Income

2016 as compared with 2015

Total non-interest income decreased $349,000 in 2016 as compared with 2015. Service charges on deposit accounts decreased $500,000 primarily as a result of decreased ATM fees. ATM fees decreased $416,000 as the Company’s off-site ATMs at a casino transferred to another vendor during 2015 which reduced ATM transactions. Securities were sold during 2016 for a gain of $158,000 in 2016 as compared with a gain of $8,000 in 2015.

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

Non-interest Expense

2016 as compared with 2015

Total non-interest expense decreased $4,902,000 in 2016 as compared with 2015. Salaries and employee benefits decreased $628,000 primarily as a result of decreased salaries and health insurance costs. Salaries decreased $247,000 due to attrition. Health insurance costs decreased $434,000 as a result of decreasing claims. The Company recorded a loss of $1,695,000 from the credit impairment of a municipal security during 2015. Other expense decreased $2,682,000 for 2016 as compared with 2015. This decrease was primarily the result of a decrease in ATM expenses, legal and other real estate expenses. ATM expense decreased $628,000 as a result of decreased ATM activity as off-site ATMs at a casino transferred to another vendor. Legal expenses decreased $252,000 primarily as a result of legal fees associated with non-performing loans. Decreased write downs of other real estate to fair value and a reduction in losses on sales of ORE caused these expenses to decrease $1,396,000 in 2016 as compared with 2015.

2015 as compared with 2014

Total non-interest expense increased $898,000 in 2015 as compared with 2014. Salaries and employee benefits decreased $309,000 primarily as a result of decreased salaries and health insurance costs. Salaries decreased $113,000 due to attrition. Health insurance costs decreased $150,000 as a result of decreasing claims. Equipment rentals, depreciation and maintenance decreased $245,000 as 2014 results included additional servicing costs associated with bank-wide hardware and software conversion costs. The Company recorded a loss of $1,695,000 from the credit impairment of a municipal security during 2015. Other expense decreased $128,000 for

2015 as compared with 2014. This decrease was the result of a decrease in ATM expenses and increases in legal and other real estate expenses. ATM expense decreased $1,226,000 as a result of decreased ATM activity as off-site ATMs at a casino transferred to another vendor. Legal expenses increased $292,000 primarily as a result of legal fees associated with non-performing loans. Increased write downs of other real estate to fair value and losses on sales of ORE caused these expenses to increase $654,000 in 2015 as compared with 2014.

Income Taxes

Income taxes have been impacted by non-taxable income and federal tax credits during 2016, 2015 and 2014. The Company recognized an income tax benefit of $762,000 in 2015, and income tax expense of $78,000 and $4,726,000 in 2016 and 2014, respectively. During 2014, Management established a valuation allowance against its net deferred tax asset of approximately $8,140,000, which caused the expense to increase during this period. As of December 31, 2016, the valuation allowance is still in place. The 2015 benefit was the result of changes in certain components of the Company’s deferred tax assets and liabilities. Note I to the Consolidated Financial Statements presents a reconciliation of income taxes for these three years and further analysis of the valuation allowance.

FINANCIAL CONDITION

Cash and due from banks increased $9,720,000 at December 31, 2016, compared with December 31, 2015 in the management of the bank subsidiary’s liquidity position.

Available for sale securities increased $30,771,000 and held to maturity securities increased $29,125,000 at December 31, 2016 compared with December 31, 2015 as the Company invested some of its excess funding in order to increase interest income.

Loans decreased $22,202,000 at December 31, 2016 compared with December 31, 2015, as principal payments, maturities, charge-offs and foreclosures on existing loans exceeded new loans.

Total deposits increased $62,309,000 at December 31, 2016, as compared with December 31, 2015. Typically, significant increases or decreases in total deposits and/or significant fluctuations among the different types of deposits from year to year are anticipated by Management as customers in the casino industry and county and municipal entities reallocate their resources periodically.

Borrowings from the FHLB decreased $12,152,000 at December 31, 2016 as compared with December 31, 2015 based on the liquidity needs of the bank subsidiary.

SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY

Strength, security and stability have been the hallmark of the Company since its founding in 1985 and of its bank subsidiary since its founding in 1896. A strong capital foundation is fundamental to the continuing prosperity of the Company and the security of its customers and shareholders. The primary and risk-based capital ratios are important indicators of the strength of a Company’s capital. These figures are presented in the Five-Year Comparative Summary of Selected Financial Information. The Company has established the goal of being classified as “well-capitalized” by the banking regulatory authorities.

Significant transactions affecting shareholders’ equity during 2016 are described in Note J to the Consolidated Financial Statements. The Statement of Changes in Shareholders’ Equity also presents all activity in the Company’s equity accounts.

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

The Company also uses other sources of funds, including borrowings from the FHLB. The Company generally anticipates relying on deposits, purchases of federal funds and borrowings from the FHLB for its liquidity needs in 2017.

REGULATORY MATTERS

During 2016, Management identified opportunities for improving information technology operations and security, risk management and earnings, addressing asset quality concerns, analyzing and assessing the Bank’s management and staffing needs, and managing concentrations of credit risk as a result of its own investigation as well as examinations performed by certain bank regulatory agencies. In concert with the regulators, the Company has identified specific corrective steps and actions to enhance its information technology operations and security, risk management, earnings, asset quality and staffing. The Company and the Bank may not declare or pay any cash dividends without the prior written approval of their regulators.

OFF-BALANCE SHEET ARRANGEMENTS

The Company is a party to off-balance-sheet arrangements in the normal course of business to meet the financing needs of its customers. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet arrangements. Since some of the commitments and irrevocable letters of credit may expire without being drawn upon, the total amount does not necessarily represent future cash requirements. As discussed previously, the Company carefully monitors its liquidity needs and considers its cash requirements, especially for loan commitments, in making decisions on investments and obtaining funds from its other sources. Further information relating to off-balance-sheet instruments can be found in Note L to the Consolidated Financial Statement.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a smaller reporting company, the Company is not required to provide this information.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition

(in thousands except share data)

December 31,	2016	2015	2014

Assets
Cash and due from banks	$41,116	$31,396	$23,556

Available for sale securities	233,578	202,807	215,122

Held to maturity securities, fair value of $46,935 - 2016; $19,220 - 2015; $17,859 - 2014	48,150	19,025	17,784

Other investments	2,693	2,744	2,962

Federal Home Loan Bank Stock, at cost	539	1,637	2,504

Loans	315,355	337,557	362,407

Less: Allowance for loan losses	5,466	8,070	9,206

Loans, net	309,889	329,487	353,201

Bank premises and equipment, net of accumulated depreciation	21,644	22,446	23,784

Other real estate	8,513	9,916	7,646

Accrued interest receivable	1,855	1,832	2,125

Cash surrender value of life insurance	19,249	18,735	18,145

Other assets	788	979	2,066

Total assets	$688,014	$641,004	$668,895

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition (continued)

(in thousands except share data)

December 31,	2016	2015	2014
Liabilities and Shareholders’ Equity
Liabilities:

Deposits:

Demand, non-interest bearing	$132,381	$122,743	$103,607

Savings and demand, interest bearing	364,975	315,141	336,740

Time, $100,000 or more	38,650	35,389	35,925

Other time deposits	39,010	39,434	40,648

Total deposits	575,016	512,707	516,920

Borrowings from Federal Home Loan Bank	6,257	18,409	38,708

Employee and director benefit plans liabilities	16,768	16,283	16,957

Other liabilities	1,512	1,766	1,359

Total liabilities	599,553	549,165	573,944

Shareholders’ Equity:
Common stock, $1 par value, 15,000,000 shares authorized, 5,123,186 shares issued and outstanding at December 31, 2016, 2015 and 2014	5,123	5,123	5,123

Surplus	65,780	65,780	65,780

Undivided profits	19,318	19,151	23,743

Accumulated other comprehensive income (loss), net of tax	(1,760)	1,785	305

Total shareholders’ equity	88,461	91,839	94,951

Total liabilities and shareholders’ equity	$688,014	$641,004	$668,895

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Operations

(in thousands except per share data)

Years Ended December 31,	2016	2015	2014

Interest income:

Interest and fees on loans	$14,232	$14,759	$16,055

Interest and dividends on securities:

U. S. Treasuries	1,133	626	587

U.S. Government agencies	872	1,956	3,027

Mortgage-backed securities	600	596	888

States and political subdivisions	1,325	1,280	1,560

Other investments	53	31	18

Interest on balances due from depository institutions	278	63	21

Total interest income	18,493	19,311	22,156

Interest expense:

Deposits	894	677	1,211

Borrowings from Federal Home Loan Bank	131	198	230

Total interest expense	1,025	875	1,441

Net interest income	17,468	18,436	20,715

Provision for allowance for loan losses	568	2,582	7,404

Net interest income after provision for allowance for loan losses	$16,900	$15,854	$13,311

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Operations (continued)

(in thousands except per share data)

Years Ended December 31,	2016		2015		2014
Non-interest income:

Trust department income and fees		1,614		1,642	1,463

Service charges on deposit accounts		3,763		4,263	5,900

Gain on liquidation, sales and calls of securities		158		8	99

Loss on other investments		(51)		(218)	(64)

Increase in cash surrender value of life insurance		406		489	589

Other income		659		714	632

Total non-interest income		6,549		6,898	8,619

Non-interest expense:

Salaries and employee benefits		11,088		11,716	12,025

Net occupancy		2,323		2,365	2,480

Equipment rentals, depreciation and maintenance		2,954		2,809	3,054

Loss on credit impairment of securities				1,695

Other expense		6,839		9,521	9,649

Total non-interest expense		23,204		28,106	27,208

Income (loss) before income taxes		245		(5,354)	(5,278)

Income tax (benefit) expense		78		(762)	4,726

Net income (loss)		$167		$(4,592)	$(10,004)

Basic and diluted earnings (loss) per share		$.03		($.90)	($1.95)

Dividends declared per share	$		$		$.10

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Loss

(in thousands)

Years Ended December 31,	2016	2015	2014

Net income (loss)	$167	$(4,592)	$(10,004)

Other comprehensive income (loss), net of tax:

Net unrealized gain (loss) on available for sale securities, net of tax of $390 and $3,506 for the years ended December 31, 2015 and 2014, respectively	(3,345)	762	6,806

Reclassification adjustment for realized gains on available for sale securities called or sold in current year , net of tax of $3 and $34 for the years ended December 31, 2015 and 2014, respectively	(158)	(5)	(65)

Gain (loss) from unfunded post-retirement benefit obligation, net of tax of $372 and $217 for the years ended December 31, 2015 and 2014, respectively	(42)	723	(421)

Total other comprehensive income (loss)	(3,545)	1,480	6,320

Total comprehensive loss	$(3,378)	$(3,112)	$(3,684)

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands except share and per share data)

	Number of Common Shares	Common Stock	Surplus	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Total

Balance, January 1, 2014	5,123,186	$5,123	$65,780	$34,259	$(6,015)	$99,147

Net loss				(10,004)		(10,004)

Other comprehensive income					6,320	6,320

Cash dividend ($.10 per share)				(512)		(512)

Balance, December 31, 2014	5,123,186	5,123	65,780	23,743	305	94,951

Net loss				(4,592)		(4,592)

Other comprehensive income					1,480	1,480

Balance, December 31, 2015	5,123,186	5,123	65,780	19,151	1,785	91,839

Net income				167		167

Other comprehensive loss					(3,545)	(3,545)

Balance, December 31, 2016	5,123,186	$5,123	$65,780	$19,318	$(1,760)	$88,461

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

Years Ended December 31,	2016	2015	2014

Cash flows from operating activities:

Net income (loss)	$167	$(4,592)	$(10,004)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,823	1,754	1,817
Provision for allowance for loan losses	568	2,582	7,404
Writedown of other real estate	782	937	1,261
(Gain) loss on sales of other real estate	(251)	789	(47)
Loss on credit impairment of securities		1,695
Loss on other investments	51	218	64
Amortization of available for sale securities	30	224	250
(Accretion) amortization of held to maturity securities	181	83	(3)
Gain on liquidation, sales and calls of securities	(158)	(8)	(99)
Increase in cash surrender value of life insurance	(406)	(489)	(589)
Change in accrued interest receivable	(23)	293	482
Change in other assets	191	1,087	810
Change in other liabilities	189	66	5,218

Net cash provided by operating activities	$3,144	$4,639	$6,564

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(in thousands)

Years Ended December 31,	2016	2015	2014
Cash flows from investing activities:
Proceeds from maturities, liquidation, sales and calls of available for sale securities	$149,715	$56,593	$72,374
Purchases of available for sale securities	(183,861)	(45,042)	(1,995)
Proceeds from maturities of held to maturity securities	510	210	660
Purchases of held to maturity securities	(29,816)	(1,534)	(7,299)
Redemption of Federal Home Loan Bank Stock	1,098	867	1,330
Redemption of other investments			236
Proceeds from sales of other real estate	2,775	3,506	2,115
Loans, net change	17,127	13,630	4,465
Acquisition of premises and equipment	(1,021)	(416)	(293)
Investment in cash surrender value of life insurance	(108)	(101)	(100)

Net cash provided by (used in) investing activities	(43,581)	27,713	71,493

Cash flows from financing activities:
Demand and savings deposits, net change	59,472	(2,463)	(23,414)
Time deposits, net change	2,837	(1,750)	(27,863)
Cash dividends			(512)
Borrowings from Federal Home Loan Bank	98,920	992,545	2,013,013
Repayments to Federal Home Loan Bank	(111,072)	(1,012,844)	(2,051,989)

Net cash provided by (used in) financing activities	50,157	(24,512)	(90,765)

Net increase (decrease) in cash and cash equivalents	9,720	7,840	(12,708)
Cash and cash equivalents, beginning of year	31,396	23,556	36,264

Cash and cash equivalents, end of year	$ 41,116	$ 31,396	$ 23,556

See Notes to Consolidated Financial Statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB Emerging Issues Task Force). ASU 2016-15 provides classification guidance in order to reduce diversity in practice for certain transactions. Such transactions include debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance, distributions received from equity method investments, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. This update will be effective for fiscal years, and interim periods within those fiscal years, beginning after January 1, 2017. Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years. The adoption of this ASU is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In October 2016, FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 requires that an entity recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This update will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The adoption of this ASU is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In November 2016, FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. This update will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years. The adoption of this ASU is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2016, FASB issued ASU 2016-19, Technical Corrections and Improvements. ASU 2016-19 includes amendments to provide guidance clarification and references corrections and provide minor structure changes to headings or minor editing to text to improve usefulness and understandability. This update will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The adoption of this ASU is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In January 2017, FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 clarifies the definition of a business to determine whether a business has been acquired or sold. This update will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early application will be permitted for all organizations under certain circumstances. The adoption of this ASU is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

Cash and Due from Banks

The Company is required to maintain average reserve balances in its vault or on deposit with the Federal Reserve Bank. The average amount of these reserve requirements was approximately $4,240,000, $2,084,000 and $417,000 for the years ending December 31, 2016, 2015 and 2014, respectively.

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

Allowance for Loan Losses

The allowance for loan losses (“ALL”) is a valuation account available to absorb losses on loans.The ALL is established through provisions for loan losses charged against earnings. Loans deemed to be uncollectible are charged against the ALL, and subsequent recoveries, if any, are credited to the allowance.

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

The ALL consists of specific and general components. The specific component relates to loans that are classified as impaired. The general component of the allowance relates to loans that are not impaired. Changes to the components of the ALL are recorded as a component of the provision for the allowance for loan losses. Management must approve changes to the ALL and must report its actions to the Board of Directors. The Company believes that its allowance for loan losses is appropriate at December 31, 2016.

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

Earnings Per Share

Basic and diluted earnings per share are computed on the basis of the weighted average number of common shares outstanding of 5,123,186 in 2016, 2015 and 2014.

Accumulated Other Comprehensive Income (Loss)

At December 31, 2016, 2015 and 2014, accumulated other comprehensive income (loss) consisted of net unrealized gains (losses) on available for sale securities and over (under) funded liabilities related to the Company’s post-retirement benefit plan.

Statements of Cash Flows

The Company has defined cash and cash equivalents to include cash and due from banks. The Company paid $1,020,177, $874,890 and $1,447,133 in 2016, 2015 and 2014, respectively, for interest on deposits and borrowings. Income tax payments totaled $78,435 and $320,000 in 2016 and 2014, respectively. Loans transferred to other real estate amounted to $1,903,427, $7,502,496 and $1,345,170 in 2016, 2015 and 2014, respectively.

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

NOTE B – SECURITIES:

The amortized cost and fair value of securities at December 31, 2016, 2015 and 2014, respectively, are as follows (in thousands):

December 31, 2016	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses	Fair Value

Available for sale securities:

Debt securities:

U.S. Treasuries	$149,676		$39	$(2,091)	$147,624

U.S. Government agencies	24,973		58	(206)	24,825

Mortgage-backed securities	43,939		74	(1,305)	42,708

States and political subdivisions	17,513		450		17,963

Total debt securities	236,101		621	(3,602)	233,120

Equity securities	458				458

Total available for sale securities	$236,559		$621	$(3,602)	$233,578

Held to maturity securities:

U.S. Government agencies	$10,009	$		$(315)	$9,694

States and political subdivisions	36,677		29	(927)	35,779

Corporate bond	1,464			(2)	1,462

Total held to maturity securities	$48,150		$29	$(1,244)	$46,935

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available for sale securities:

Debt securities:

U.S. Treasuries	$63,845	$20	$(111)	$63,754

U.S. Government agencies	84,849	176	(479)	84,546

Mortgage-backed securities	30,106	155	(131)	30,130

States and political subdivisions	22,833	894		23,727

Total debt securities	201,633	1,245	(721)	202,157

Equity securities	650			650

Total available for sale securities	$202,283	$1,245	$(721)	$202,807

Held to maturity securities:

States and political subdivisions	$17,507	$222	$(16)	$17,713

Corporate bond	1,518		(11)	1,507

Total held to maturity securities	$19,025	$222	$(27)	$19,220

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available for sale securities:

Debt securities:

U.S. Treasuries	$29,787	$27	$(160)	$29,654

U.S. Government agencies	119,805	115	(1,931)	117,989

Mortgage-backed securities	35,671	282	(136)	35,817

States and political subdivisions	29,832	1,180		31,012

Total debt securities	215,095	1,604	(2,227)	214,472

Equity securities	650			650

Total available for sale securities	$215,745	$1,604	$(2,227)	$215,122

Held to maturity securities:

States and political subdivisions	$17,784	$132	$(57)	$17,859

Total held to maturity securities	$17,784	$132	$(57)	$17,859

The amortized cost and fair value of debt securities at December 31, 2016, (in thousands) by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value

Available for sale securities:
Due in one year or less	$33,318	$33,371
Due after one year through five years	129,693	128,893
Due after five years through ten years	28,818	27,797
Due after ten years	333	351
Mortgage-backed securities	43,939	42,708

Total	$236,101	$233,120

Held to maturity securities:
Due in one year or less	$2,745	$2,742
Due after one year through five years	7,649	7,638
Due after five years through ten years	20,111	19,593
Due after ten years	17,645	16,962

Total	$48,150	$46,935

Available for sale and held to maturity securities with gross unrealized losses at December 31, 2016, 2015 and 2014, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows (in thousands):

	Less Than Twelve Months		Over Twelve Months				Total

December 31, 2016:	Fair Value	Gross Unrealized Losses	Fair Value		Gross Unrealized Losses		Fair Value	Gross Unrealized Losses

U.S. Treasuries	$97,634	$2,091	$		$		$97,634	$2,091

U.S. Government agencies	24,478	521					24,478	521

Mortgage-backed securities	37,663	1,305					37,663	1,305

States and political subdivisions	24,627	926		589		1	25,216	927

Corporate bond				1,462		2	1,462	2

Total	$184,402	$4,843		$2,051		$3	$186,453	$4,846

December 31, 2015:
U.S. Treasuries	$39,889	$111	$		$		$39,889	$111

U.S. Government agencies	14,894	87		12,581		392	27,475	479

Mortgage-backed securities	16,557	131					16,557	131

States and political subdivisions	2,225	8		1,362		8	3,587	16

Corporate bond	1,507	11					1,507	11

Total	$75,072	$348		$13,943		$400	$89,015	$748

December 31, 2014:
U.S. Treasuries	$4,968	$15		$14,795		$145	$19,763	$160

U.S. Government agencies	9,954	22		92,923		1,909	102,877	1,931

Mortgage-backed securities				19,436		136	19,436	136

States and political subdivisions	5,485	32		1,444		25	6,929	57

Total	$20,407	$69		$128,598		$2,215	$149,005	$2,284

At December 31, 2016, 20 of the 31 securities issued by the U.S. Treasury, 5 of the 7 securities issued by U.S. Government agencies, 16 of the 19 mortgage-backed securities, 59 of the 147 securities issued by states and political subdivisions and the corporate bond contained unrealized losses.

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

As part of its routine evaluation of securities for other-than-temporary impairment, the Company identified a potential credit loss on bonds issued by a municipality with a carrying value of $1,875,000 during 2015. The Company’s evaluation considered the failure of the issuer to make scheduled interest payments and expectations of future performance. Principal and interest payments due under the current terms of the bonds are funded by sales and property tax collections by the related municipality. During the third quarter of 2015, the assessed value of the related real estate parcels was significantly reduced, which will reduce the level of future cash flows supporting the principal and interest payments on the bonds. The present value of the expected future cash flows was calculated by the Company. Based on its evaluation, it was determined that the investment in the bonds was impaired and that a credit loss should be recognized in earnings. During 2015, the Company recorded a loss of $1,695,000 from the credit impairment of these bonds. Accrued interest of $92,564 relating to these securities was also charged off during 2015. During 2016, payments totaling $223,861 were received from the municipality which resulted in the Company recognizing a gain of $53,861.

Proceeds from sales of available for sale debt securities were $29,641,206, $5,007,993 and $44,279,605 during 2016, 2015 and 2014, respectively. Available for sale debt securities were sold and called for realized gains of $157,925, $7,993 and $98,859 during 2016, 2015 and 2014, respectively.

Securities with a fair value of $180,659,168, $168,724,920 and $200,474,637 at December 31, 2016, 2015 and 2014, respectively, were pledged to secure public deposits, federal funds purchased and other balances required by law.

NOTE C - LOANS:

The composition of the loan portfolio at December 31, 2016, 2015 and 2014 is as follows (in thousands):

December 31,	2016	2015	2014

Gaming	$31,311	$31,655	$31,353

Residential and land development	291	933	10,119

Real estate, construction	32,503	35,414	34,010

Real estate, mortgage	206,172	219,925	234,713

Commercial and industrial	37,035	42,480	37,534

Other	8,043	7,150	14,678

Total	$315,355	$337,557	$362,407

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

	2016	2015	2014

Balance, January 1	$7,608	$7,760	$6,761
New loans and advances	312	3,958	2,516
Repayments	(1,262)	(4,110)	(1,517)

Balance, December 31	$6,658	$7,608	$7,760

As part of its evaluation of the quality of the loan portfolio, Management monitors the Company’s credit concentrations on a monthly basis. Total outstanding concentrations were as follows (in thousands):

December 31,	2016	2015	2014

Gaming	$31,311	$31,655	$31,353
Hotel/motel	40,319	39,460	47,144
Out of area	14,461	14,526	19,179

The age analysis of the loan portfolio, segregated by class of loans, as of December 31, 2016, 2015 and 2014 is as follows (in thousands):

											Loans Past Due Greater Than 90 Days and

	Number of Days Past Due

					Greater		Total			Total
	30 - 59		60 - 89		Than 90		Past Due		Current	Loans	Still Accruing

December 31, 2016:
Gaming	$		$		$		$		$31,311	$31,311	$
Residential and land development						291		291		291
Real estate, construction		902		216		1,082		2,200	30,303	32,503
Real estate, mortgage		4,608		1,923		4,471		11,002	195,170	206,172
Commercial and industrial		867				8		875	36,160	37,035
Other		44		36		80		160	7,883	8,043

Total		$6,421		$2,175		$5,932		$14,528	$300,827	$315,355	$

December 31, 2015:
Gaming	$		$		$		$		$31,655	$31,655	$
Residential and land development						323		323	610	933
Real estate, construction		851		448		1,346		2,645	32,769	35,414
Real estate, mortgage		7,094		3,673		1,352		12,119	207,806	219,925		146
Commercial and industrial		1,206		31		237		1,474	41,006	42,480
Other		67						67	7,083	7,150

Total		$9,218		$4,152		$3,258		$16,628	$320,929	$337,557		$146

December 31, 2014:
Gaming	$		$		$		$		$31,353	$31,353	$
Residential and land development						5,262		5,262	4,857	10,119
Real estate, construction		1,665		85		1,944		3,694	30,316	34,010		30
Real estate, mortgage		3,257		3,101		12,007		18,365	216,348	234,713		733
Commercial and industrial		1,154		7		205		1,366	36,168	37,534
Other		168		10				178	14,500	14,678

Total		$6,244		$3,203		$19,418		$28,865	$333,542	$362,407		$763

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

An analysis of the loan portfolio by loan grade, segregated by class of loans, as of December 31, 2016, 2015 and 2014 is as follows (in thousands):

	Loans With A Grade Of:

	A, B or C	S		D		E		F	Total

December 31, 2016:
Gaming	$31,311	$		$		$		$	$31,311

Residential and land development							291		291

Real estate, construction	29,954		435		517		1,597		32,503

Real estate, mortgage	155,671		17,651		22,901		9,949		206,172

Commercial and industrial	13,926		21,680		867		562		37,035

Other	7,996				42		5		8,043

Total	$238,858		$39,766		$24,327		$12,404	$	$315,355

December 31, 2015:
Gaming	$31,655	$		$		$		$	$31,655

Residential and land development	610						323		933

Real estate, construction	31,935				883		2,596		35,414

Real estate, mortgage	167,286		16,678		23,686		12,275		219,925

Commercial and industrial	24,466		15,007		2,368		639		42,480

Other	7,114		1		35				7,150

Total	$263,066		$31,686		$26,972		$15,833	$	$337,557

December 31, 2014:
Gaming	$31,353	$		$		$		$	$31,353

Residential and land development	3,520		1,319		17		5,263		10,119

Real estate, construction	27,474		723		2,496		3,317		34,010

Real estate, mortgage	191,458		4,051		16,591		22,613		234,713

Commercial and industrial	32,505		25		1,579		3,425		37,534

Other	14,583		6		89				14,678

Total	$300,893		$6,124		$20,772		$34,618	$	$362,407

A loan may be impaired but not on nonaccrual status when the loan is well secured and in the process of collection. Total loans on nonaccrual as of December 31, 2016, 2015 and 2014 are as follows (in thousands):

December 31,	2016	2015	2014

Residential and land development	$291	$323	$8,233

Real estate, construction	1,598	2,523	3,287

Real estate, mortgage	9,445	11,759	21,398

Commercial and industrial	515	581	380

Other	5

Total	$11,854	$15,186	$33,298

Prior to 2014, certain loans were modified by granting interest rate concessions to these customers with such loans being classified as troubled debt restructurings. During 2016, 2015 and 2014, the Company did not restructure any additional loans. Specific reserves of $100,000, $107,000 and $50,000 have been allocated to troubled debt restructurings as of December 31, 2016, 2015, and 2014, respectively. The Bank had no commitments to lend additional amounts to customers with outstanding loans classified as troubled debt restructurings as of December 31, 2016, 2015 and 2014.

Impaired loans, which include loans classified as nonaccrual and troubled debt restructurings, segregated by class of loans, as of December 31, 2016, 2015 and 2014 were as follows (in thousands):

	Unpaid Principal Balance	Recorded Investment	Related Allowance		Average Recorded Investment	Interest Income Recognized

December 31, 2016:
With no related allowance recorded:
Real estate, construction	$2,023	$1,331	$		$1,395	$
Real estate, mortgage	11,811	9,282			10,582		23
Commercial and industrial	553	515			538

Total	14,387	11,128			12,515		23

With a related allowance recorded:
Residential and land development	291	291		66	304
Real estate, construction	267	267		141	283
Real estate, mortgage	1,347	1,347		195	1,080		30
Other	5	5		1	1

Total	1,910	1,910		403	1,668		30

Total by class of loans:
Residential and land development	291	291		66	304
Real estate, construction	2,290	1,598		141	1,678
Real estate, mortgage	13,158	10,629		195	11,662		53
Commercial and industrial	553	515			538
Other	5	5		1	1

Total	$16,297	$13,038		$403	$14,183		$53

	Unpaid Principal Balance	Recorded Investment	Related Allowance		Average Recorded Investment	Interest Income Recognized

December 31, 2015:
With no related allowance recorded:
Real estate, construction	$2,228	$1,842	$		$1,878	$
Real estate, mortgage	9,771	9,014			9,175		21
Commercial and industrial	619	581			653

Total	12,618	11,437			11,706		21

With a related allowance recorded:
Residential and land development	323	323		109	343
Real estate, construction	814	681		252	780
Real estate, mortgage	3,977	3,977		1,443	3,920		18

Total	5,114	4,981		1,804	5,043		18

Total by class of loans:
Residential and land development	323	323		109	343
Real estate, construction	3,042	2,523		252	2,658
Real estate, mortgage	13,748	12,991		1,443	13,095		39
Commercial and industrial	619	581			653

Total	$17,732	$16,418		$1,804	$16,749		$39

	Unpaid Principal Balance	Recorded Investment	Related Allowance		Average Recorded Investment	Interest Income Recognized

December 31, 2014:
With no related allowance recorded:
Residential and land development	$9,513	$8,233	$		$8,380	$
Real estate, construction	2,198	2,178			2,222
Real estate, mortgage	19,517	16,243			18,258		26
Commercial and industrial	380	380			384

Total	31,608	27,034			29,244		26

With a related allowance recorded:
Real estate, construction	1,109	1,109		422	1,115
Real estate, mortgage	6,591	5,992		2,135	5,996		9

Total	7,700	7,101		2,557	7,111		9

Total by class of loans:
Residential and land development	9,513	8,233			8,380
Real estate, construction	3,307	3,287		422	3,337
Real estate, mortgage	26,108	22,235		2,135	24,254		35
Commercial and industrial	380	380			384

Total	$39,308	$34,135		$2,557	$36,355		$35

Transactions in the allowance for loan losses for the years ended December 31, 2016, 2015 and 2014, and the balances of loans, individually and collectively evaluated for impairment, as of December 31, 2016, 2015 and 2014 are as follows (in thousands):

	Gaming		Residential and Land Development		Real Estate, Construction	Real Estate, Mortgage	Commercial and Industrial	Other	Total

December 31, 2016:
Allowance for Loan Losses:
Beginning Balance		$582		$189	$589	$5,382	$1,075	$253	$8,070
Charge-offs					(260)	(2,499)	(509)	(254)	(3,522)
Recoveries					71	107	62	110	350
Provision		(37)		(123)	(201)	810	23	96	568

Ending Balance		$545		$66	$199	$3,800	$651	$205	$5,466

Allowance for Loan Losses:
Ending balance: individually evaluated for impairment	$			$66	$141	$424	$214	$15	$860

Ending balance: collectively evaluated for impairment		$545	$		$58	$3,376	$437	$190	$4,606

Total Loans:
Ending balance: individually
Ending Balance: Individually evaluated for impairment	$			$291	$2,114	$32,850	$1,430	$47	$36,732

Ending balance: collectively evaluated for impairment		$31,311	$		$30,389	$173,322	$35,605	$7,996	$278,623

December 31, 2015:
Allowance for Loan Losses:
Beginning Balance		$573		$251	$860	$6,609	$587	$326	$9,206
Charge-offs				(1,504)	(955)	(1,171)	(275)	(203)	(4,108)
Recoveries					102	190	19	79	390
Provision		9		1,442	582	(246)	744	51	2,582

Ending Balance		$582		$189	$589	$5,382	$1,075	$253	$8,070

Allowance for Loan Losses:
Ending balance: individually evaluated for impairment	$			$109	$484	$1,751	$614	$4	$2,962

Ending balance: collectively evaluated for impairment		$582		$80	$105	$3,631	$461	$249	$5,108

Total Loans:
Ending balance: individually evaluated for impairment	$			$323	$3,479	$35,961	$3,003	$35	$42,801

Ending balance: collectively evaluated for impairment		$31,655		$610	$31,935	$183,964	$39,477	$7,115	$294,756

	Gaming		Residential and Land Development		Real Estate, Construction	Real Estate, Mortgage	Commercial and Industrial	Other	Total

December 31, 2014:
Allowance for Loan Losses:
Beginning Balance		$977		$776	$695	$5,553	$632	$301	$8,934
Charge-offs		(992)		(2,060)	(127)	(368)	(3,948)	(235)	(7,730)
Recoveries		260			35	193	20	90	598
Provision		328		1,535	257	1,231	3,883	170	7,404

Ending Balance		$573		$251	$860	$6,609	$587	$326	$9,206

Allowance for Loan Losses:
Ending balance: individually evaluated for impairment	$		$		$742	$2,706	$289	$6	$3,743

Ending balance: collectively evaluated for impairment		$573		$251	$118	$3,903	$298	$320	$5,463

Total Loans:
Ending balance: individually
Ending Balance: Individually evaluated for impairment	$			$7,232	$6,830	$39,204	$2,035	$89	$55,390

Ending balance: collectively evaluated for impairment		$31,353		$2,887	$27,180	$195,509	$35,499	$14,589	$307,017

NOTE D - BANK PREMISES AND EQUIPMENT:

Bank premises and equipment are shown as follows (in thousands):

December 31,	Estimated Useful Lives	2016	2015	2014
Land		$5,792	$5,982	$5,982
Building	5 - 40 years	30,650	30,641	30,593
Furniture, fixtures and equipment	3 - 10 years	16,422	15,879	15,511

Totals, at cost		52,864	52,502	52,086
Less: Accumulated depreciation		31,220	30,056	28,302

Totals		$21,644	$22,446	$23,784

NOTE E – OTHER REAL ESTATE:

The Company’s other real estate consisted of the following as of December 31, 2016, 2015 and 2014, respectively (in thousands except number of properties):

December 31,	2016		2015		2014
	Number of Properties	Balance	Number of Properties	Balance	Number of Properties	Balance

Construction, land development and other land	19	$7,658	19	$8,792	15	$5,034
1 - 4 family residential properties	3	202	3	368	10	431
Nonfarm nonresidential	3	653	4	756	14	2,030
Other					1	151

Total	25	$8,513	26	$9,916	40	$7,646

NOTE F- DEPOSITS:

At December 31, 2016, the scheduled maturities of time deposits are as follows (in thousands):

2017	$ 54,491
2018	17,645
2019	2,942
2020	1,549
2021	1,033

Total	$77,660

Time deposits of $100,000 or more at December 31, 2016 included brokered deposits of $5,000,000, which mature in 2017.

Time deposits of $250,000 or more totaled approximately $25,143,000, $24,090,000 and $25,321,000 at December 31, 2016, 2015 and 2014, respectively.

Deposits held for related parties amounted to $17,713,230, $7,640,079 and $6,607,646 at December 31, 2016, 2015 and 2014, respectively.

Overdrafts totaling $800,557, $663,511 and $822,730 were reclassified as loans at December 31, 2016, 2015 and 2014, respectively.

NOTE G – FEDERAL FUNDS PURCHASED:

At December 31, 2016, the Company had facilities in place to purchase federal funds up to $40,000,000 under established credit arrangements.

NOTE H - BORROWINGS:

At December 31, 2016, the Company was able to borrow up to $31,367,467 from the Federal Reserve Bank Discount Window Primary Credit Program. The borrowing limit is based on the amount of collateral pledged, with certain loans from the Bank’s portfolio serving as collateral. Borrowings bear interest at 25 basis points over the current fed funds rate and have a maturity of one day. There was no outstanding balance at December 31, 2016.

At December 31, 2016, the Company had $6,256,591 outstanding in advances under a $33,170,021 line of credit with the FHLB. One advance in the amount of $5,000,000 bears interest at a variable rate of 43.2 basis points above the 1 month LIBOR rate, which was 1.112% at December 31, 2016, and matures in 2017. New advances may subsequently be obtained based on the liquidity needs of the bank subsidiary. The remaining balance consists of smaller advances bearing interest from 2.604% to 7.00% with maturity dates from 2030 – 2040. The advances are collateralized by specific loans, for which certain documents are held in custody by the FHLB, and, if needed, specific investment securities that are held in safekeeping at the FHLB.

NOTE I - INCOME TAXES:

Deferred taxes (or deferred charges) as of December 31, 2016, 2015 and 2014, included in other assets, were as follows (in thousands):

December 31,	2016		2015		2014
Deferred tax assets:
Allowance for loan losses		$1,858		$2,744		$3,130
Employee benefit plans’ liabilities		4,784		4,633		4,490
Unrealized loss on available for sale securities, charged from equity		1,013				210
Loss on credit impairment of securities		576		576
Earned retiree health benefits plan liability		1,638		1,638		1,638
General business and AMT credits		1,605		2,011		1,735
Tax net operating loss carryforward		3,423		2,514		651
Other		1,731		1,535		1,637
Valuation allowance		(11,560)		(10,106)		(8,140)

Deferred tax assets		5,068		5,545		5,351

Deferred tax liabilities:
Unrealized gain on available for sale securities, charged to equity				180
Unearned retiree health benefits plan asset		720		734		362
Bank premises and equipment		4,011		4,369		4,760
Other		337		262		229

Deferred tax liabilities		5,068		5,545		5,351

Net deferred taxes	$		$		$

Income taxes consist of the following components (in thousands):

Years Ended December 31,	2016	2015		2014

Current	$78	$		$(137)
Deferred:
Federal	(247)		(2,728)	(3,277)
Change in valuation allowance	247		1,966	8,140

Total deferred			(762)	4,863

Totals	$78		$(762)	$4,726

Income taxes amounted to less than the amounts computed by applying the U.S. Federal income tax rate of 34.0% for 2016, 2015 and 2014 to income (loss) before income taxes. The reasons for these differences are shown below (in thousands):

	2016		2015		2014

	Tax	Rate	Tax	Rate	Tax	Rate

Taxes computed at statutory rate	$83	34	$(1,820)	(34)	$(1,794)	(34)
Increase (decrease) resulting from:
Tax-exempt interest income	(417)	(170)	(447)	(8)	(532)	(10)
Income from BOLI	(144)	(59)	(166)	(3)	(200)	(4)
Federal tax credits	(298)	(121)	(298)	(6)	(298)	(6)
Other	607	247	3		(590)	(10)
Change in valuation allowance	247	101	1,966	37	8,140	154

Total income tax (benefit) expense	$78	32	$(762)	(14)	$4,726	90

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

The Company recorded income tax expense of $78,000 during the second quarter of 2016 relating to the resolution of a recent examination by the Internal Revenue Service.

NOTE J - SHAREHOLDERS’ EQUITY:

Shareholders’ equity of the Company includes the undistributed earnings of the bank subsidiary. Dividends to the Company’s shareholders can generally be paid only from dividends paid to the Company by its bank subsidiary. Consequently, dividends are dependent upon the earnings, capital needs, regulatory policies and statutory limitations affecting the bank subsidiary. Dividends paid by the bank subsidiary are subject to the written approval of the Commissioner of Banking and Consumer Finance of the State of Mississippi and the Federal Deposit Insurance Corporation (the “FDIC”). At December 31, 2016, $11,408,685 of undistributed earnings of the bank subsidiary included in consolidated surplus and retained earnings was available for future distribution to the Company as dividends. Dividends paid by the Company are subject to the written approval of the Federal Reserve Bank (“FRB”).

On February 25, 2009, the Board approved the repurchase of up to 3% of the outstanding shares of the Company’s common stock. As a result of this repurchase plan, 47,756 shares have been repurchased and retired through December 31, 2016.

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

New rules relating to risk-based capital requirements and the method for calculating components of capital and of computing risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act became effective for the Company January 1, 2015. The rules establish a new Common equity tier 1 minimum capital requirement, increase the minimum capital ratios and assign a higher risk weight to certain assets based on the risk associated with these assets. Quantitative measures established by regulation to ensure capital adequacy require the bank subsidiary to maintain minimum amounts and ratios of Total, Common equity tier 1 and Tier 1 capital to risk-weighted assets, and Tier 1 capital to average assets. Beginning January 1, 2016, the Company must hold a capital conservation buffer composed of Common equity tier 1 capital above its minimum risk-based capital requirements in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers.

As of December 31, 2016, the most recent notification from the FDIC categorized the bank subsidiary as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the bank subsidiary must have a Total risk-based capital ratio of 10.00% or greater, a Common equity tier 1 capital ratio of 6.50% or greater, a Tier 1 risk-based capital ratio of 8.00% or greater and a Leverage capital ratio of 5.00% or greater, with a capital conservation buffer above these requirements of .625% for 2016. The buffer will increase annually until it is fully phased-in to 2.50% at January 1, 2019. There are no conditions or events since that notification that Management believes have changed the bank subsidiary’s category.

The Company’s actual capital amounts and ratios and required minimum capital amounts and ratios for 2016, 2015 and 2014, are as follows (in thousands):

	Actual		For Capital Adequacy Purposes

	Amount	Ratio	Amount	Ratio

December 31, 2016:
Total Capital (to Risk Weighted Assets)	$95,262	22.94%	$33,220	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	90,068	21.69%	18,687	4.50%
Tier 1 Capital (to Risk Weighted Assets)	90,068	21.69%	24,915	6.00%
Tier 1 Capital (to Average Assets)	90,068	13.12%	27,464	4.00%

December 31, 2015:
Total Capital (to Risk Weighted Assets)	$95,395	21.83%	$34,954	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	89,901	20.58%	19,662	4.50%
Tier 1 Capital (to Risk Weighted Assets)	89,901	20.58%	26,215	6.00%
Tier 1 Capital (to Average Assets)	89,901	13.18%	27,291	4.00%

December 31, 2014:
Total Capital (to Risk Weighted Assets)	$100,243	21.95%	$36,528	8.00%
Tier 1 Capital (to Risk Weighted Assets)	94,493	20.70%	18,264	4.00%
Tier 1 Capital (to Average Assets)	94,493	13.29%	28,437	4.00%

The bank subsidiary’s actual capital amounts and ratios and required minimum capital amounts and ratios and capital amounts and ratios to be well capitalized for 2016, 2015 and 2014, are as follows (in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2016:
Total Capital (to Risk Weighted Assets)	$91,882	22.29%	$32,975	8.00%	$41,219	10.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	86,726	21.04%	18,548	4.50%	26,792	6.50%
Tier 1 Capital (to Risk Weighted Assets)	86,726	21.04%	24,731	6.00%	32,975	8.00%
Tier 1 Capital (to Average Assets)	86,726	12.47%	27,820	4.00%	34,775	5.00%

December 31, 2015:
Total Capital (to Risk Weighted Assets)	$91,963	21.09%	$34,889	8.00%	$43,611	10.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	86,479	19.83%	19,625	4.50%	28,347	6.50%
Tier 1 Capital (to Risk Weighted Assets)	86,479	19.83%	26,166	6.00%	34,889	8.00%
Tier 1 Capital (to Average Assets)	86,479	13.47%	25,680	4.00%	32,100	5.00%

December 31, 2014:
Total Capital (to Risk Weighted Assets)	$96,427	21.28%	$36,247	8.00%	$45,309	10.00%
Tier 1 Capital (to Risk Weighted Assets)	90,720	20.02%	18,124	4.00%	27,186	6.00%
Tier 1 Capital (to Average Assets)	90,720	13.15%	27,599	4.00%	34,499	5.00%

NOTE K - OTHER INCOME AND EXPENSES:

Other income consisted of the following (in thousands):

Years Ended December 31,	2016	2015	2014
Other service charges, commissions and fees	$116	$109	$84
Rentals	320	393	435
Other	223	212	113

Totals	$659	$714	$632

Other expenses consisted of the following (in thousands):

Years Ended December 31,	2016	2015	2014

Advertising	$544	$505	$552
Data processing	1,346	1,403	1,339
FDIC and state banking assessments	901	928	1,033
Legal and accounting	566	785	493
Other real estate	868	2,264	1,610
ATM expense	555	1,183	2,409
Trust expense	370	355	323
Other	1,689	2,098	1,890

Totals	$6,839	$9,521	$9,649

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

At December 31, 2016, 2015 and 2014, the Company had outstanding irrevocable letters of credit aggregating $410,286, $1,919,678 and $1,879,678, respectively. At December 31, 2016, 2015 and 2014, the Company had outstanding unused loan commitments aggregating $42,401,431, $41,935,725 and $66,663,320, respectively. Approximately $16,476,000, $11,335,000 and $30,910,000 of outstanding commitments were at fixed rates and the remainder was at variable rates at December 31, 2016, 2015 and 2014, respectively.

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

CONDENSED BALANCE SHEETS (IN THOUSANDS):

December 31,	2016		2015		2014

Assets
Investments in subsidiaries, at underlying equity:
Bank subsidiary		$85,118		$88,415		$91,179
Nonbank subsidiary		1		1		1

Cash in bank subsidiary		191		28		160

Other assets		3,151		3,395		3,611

Total assets		$88,461		$91,839		$94,951

Liabilities and Shareholders’ Equity:
Other liabilities	$		$		$

Total liabilities

Shareholders’ equity		88,461		91,839		94,951

Total liabilities and shareholders’ equity		$88,461		$91,839		$94,951

CONDENSED STATEMENTS OF OPERATIONS (IN THOUSANDS):

Years Ended December 31,	2016	2015		2014

Income
Distributed income of bank subsidiary	$75	$		$
Undistributed income (loss) of bank subsidiary	247		(4,242)		(10,025)
Other loss	(32)		(208)		(53)

Total income (loss)	290		(4,450)		(10,078)

Expenses
Other	123		142		124

Total expenses	123		142		124

Income (loss) before income taxes	167		(4,592)		(10,202)

Income tax benefit					(198)

Net income (loss)	$ 167		$ (4,592)		$ (10,004)

CONDENSED STATEMENTS OF CASH FLOWS (IN THOUSANDS):

Years Ended December 31,	2016	2015	2014

Cash flows from operating activities:
Net income (loss)	$167	$ (4,592)	$(10,004)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss on other investments	51	218	64
Undistributed (income) loss of subsidiaries	(247)	4,242	10,025
Other assets	(8)		25
Other liabilities			(161)

Net cash used in operating activities	(37)	(132)	(51)

Cash flows from investing activities:
Redemption of equity securities	200		236

Net cash provided by investing activities	200		236

Cash flows from financing activities:
Dividends paid			(512)

Net cash used in financing activities			(512)

Net increase (decrease) in cash	163	(132)	(327)
Cash, beginning of year	28	160	487

Cash, end of year	$191	$28	$160

NOTE O - EMPLOYEE AND DIRECTOR BENEFIT PLANS:

The Company sponsors the Peoples Financial Corporation Employee Stock Ownership Plan (“ESOP”). Employees who are in a position requiring at least 1,000 hours of service during a plan year and who are 21 years of age are eligible to participate in the ESOP. The Plan included 401(k) provisions and the former Gulf National Bank Profit Sharing Plan. Effective January 1, 2001, the ESOP was amended to separate the 401(k) funds into the Peoples Financial Corporation 401(k) Profit Sharing Plan. The separation had no impact on the eligibility or benefits provided to participants of either plan. The 401(k) provides for a matching contribution of 75% of the amounts contributed by the employee (up to 6% of compensation). Contributions are determined by the Board of Directors and may be paid either in cash or Peoples Financial Corporation common stock. Total contributions to the plans charged to operating expense were $276,000, $260,000 and $280,000 in 2016, 2015 and 2014, respectively.

Compensation expense of $7,804,295, $7,576,755 and $7,678,640 was the basis for determining the ESOP contribution allocation to participants for 2016, 2015 and 2014, respectively. The ESOP held 276,628, 285,785 and 315,269 allocated shares at December 31, 2016, 2015 and 2014, respectively.

The Company established an Executive Supplemental Income Plan and a Directors’ Deferred Income Plan, which provide for pre-retirement and post-retirement benefits to certain key executives and directors. Benefits under the Executive Supplemental Income Plan are based upon the position and salary of the officer at retirement or death. Normal retirement benefits under the plan are equal to 67% of salary for the president and chief executive officer, 58% of salary for the executive vice president and 50% of salary for all other executive officers and are payable monthly over a period of fifteen years. Under the Directors’ Deferred Income Plan, the directors are given an opportunity to defer receipt of their annual directors’ fees until age sixty-five. For those who choose to participate, benefits are payable monthly for ten years beginning the first day of the month following the director’s normal retirement date. The normal retirement date is the later of the normal retirement age (65) or separation of service. Interest on deferred fees accrues at an annual rate of ten percent, compounded annually. The Company has acquired insurance policies, with the bank subsidiary as owner and beneficiary, which it may use as a source to pay potential benefits to the plan participants. These contracts are carried at their cash surrender value, which amounted to $17,176,771, $16,820,058 and $16,370,384 at December 31, 2016, 2015 and 2014, respectively. The present value of accumulated benefits under these plans, using an interest rate of 4.25% in 2016 and 4.50% in 2015 and 2014, and the interest ramp-up method has been accrued. The accrual amounted to $12,221,421, $11,813,343 and $11,465,119 at December 31, 2016, 2015 and 2014, respectively, and is included in Employee and director benefit plans liabilities.

The Company also has additional plans for post-retirement benefits for certain key executives. The Company has acquired insurance policies, with the bank subsidiary as owner and beneficiary, which it may use as a source to pay potential benefits to the plan participants. These contracts are carried at their cash surrender value, which amounted to $1,604,333, $1,473,607 and $1,346,910 at December 31, 2016, 2015 and 2014, respectively. The present value of accumulated benefits under these plans using an interest rate of 4.25% in 2016 and 2015 and 4.50% in 2014, and the projected unit cost method has been accrued. The accrual amounted to $1,544,017, $1,519,537 and $1,450,280 at December 31, 2016, 2015 and 2014, respectively, and is included in Employee and director benefit plans liabilities.

Additionally, there are two endorsement split dollar policies, with the bank subsidiary as owner and beneficiary, which provide a guaranteed death benefit to the participants’ beneficiaries. These contracts are carried at their cash surrender value, which amounted to $292,063, $284,664 and $277,278 at December 31, 2016, 2015 and 2014, respectively. The present value of accumulated benefits under these plans using an interest rate of 4.25% in 2016 and 4.50% in 2015 and 2014, and the projected unit cost method has been accrued. The accrual amounted to $88,798, $82,202 and $80,997 at December 31, 2016, 2015 and 2014, respectively, and is included in Employee and director benefit plans liabilities.

The Company has additional plans for post-retirement benefits for directors. The Company has acquired insurance policies, with the bank subsidiary as owner and beneficiary, which it may use as a source to pay potential benefits to the plan participants. These contracts are carried at their cash surrender value, which amounted to $166,822, $157,051 and $150,687 at December 31, 2016, 2015 and 2014, respectively. The present value of accumulated benefits under these plans using an interest rate of 4.25% in 2016 and 4.50% in 2015 and 2014, and the projected unit cost method has been accrued. The accrual amounted to $216,020, $212,662 and $210,207 at December 31, 2016, 2015 and 2014, respectively, and is included in Employee and director benefit plans liabilities.

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

The following is a summary of the components of the net periodic post-retirement benefit cost (credit)(in thousands):

Years Ended December 31,	2016	2015	2014

Service cost	$93	$94	$105

Interest cost	101	102	132

Amortization of net gain	(73)	(44)	(14)

Amortization of prior service credit	(81)	(82)	(81)

Net periodic post-retirement benefit cost (credit)	$40	$70	$142

The discount rate used in determining the accumulated post-retirement benefit obligation was 4.00% in 2016, 4.20% in 2015 and 4.00% in 2014. The assumed health care cost trend rate used in measuring the accumulated post-retirement benefit obligation was 6.50% in 2016. The rate was assumed to decrease gradually to 5.00% for 2022 and remain at that level thereafter. If the health care cost trend rate assumptions were increased 1.00%, the accumulated post-retirement benefit obligation as of December 31, 2016, would be increased by 13.78%, and the aggregate of the service and interest cost components of the net periodic post-retirement benefit cost for the year then ended would have increased by 17.23%. If the health care cost trend rate assumptions were decreased 1.00%, the accumulated post-retirement benefit obligation as of December 31, 2016, would be decreased by 11.28%, and the aggregate of the service and interest cost components of the net periodic post-retirement benefit cost for the year then ended would have decreased by 13.83%.

The following table presents the estimated benefit payments for each of the next five years and in the aggregate for the next five years (in thousands):

2017	$145
2018	119
2019	56
2020	77
2021	106
2022-2026	922

The following is a reconciliation of the accumulated post-retirement benefit obligation, which is included in Employee and director benefit plans liabilities (in thousands):

Accumulated post-retirement benefit obligation as of December 31, 2015	$2,508
Service cost	93
Interest cost	101
Actuarial gain	(113)
Benefits paid	(75)

Accumulated post-retirement benefit obligation as of December 31, 2016	$2,514

The following is a summary of the change in plan assets (in thousands):

	2016		2015		2014

Fair value of plan assets at beginning of year	$		$		$
Actual return on assets
Employer contribution		75		37		64
Benefits paid, net		(75)		(37)		(64)

Fair value of plan assets at end of year	$		$		$

Amounts recognized in the Accumulated Other Comprehensive Income (Loss), net of tax, were (in thousands):

For the year ended December 31,	2016	2015	2014
Net gain (loss)	$723	$697	$(80)
Prior service charge	676	730	783

Total accumulated other comprehensive income	$1,399	$1,427	$703

Amounts recognized in the accumulated post-retirement benefit obligation and other comprehensive income (loss) were (in thousands):

For the year ended December 31,	2016
Unrecognized actuarial gain	$39
Amortization of prior service cost	(81)

Total accumulated other comprehensive loss	$(42)

The prior service credit that will be recognized in accumulated other comprehensive income during 2017 is $81,381.

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

The balances of available for sale securities, which are the only assets measured at fair value on a recurring basis, by level within the fair value hierarchy and by investment type, as of December 31, 2016, 2015 and 2014, were as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
December 31, 2016:
U.S. Treasuries	$147,624	$	$147,624	$
U.S. Government agencies	24,825		24,825
Mortgage-backed securities	42,708		42,708
States and political subdivisions	17,963		17,963
Equity securities	458		458

Total	$233,578	$	$233,578	$

December 31, 2015:
U.S. Treasuries	$63,754	$	$63,754	$
U.S. Government agencies	84,546		84,546
Mortgage-backed securities	30,130		30,130
States and political subdivisions	23,727		23,547		180
Equity securities	650		650

Total	$202,807	$	$202,627		$180

December 31, 2014:
U.S. Treasuries	$29,654	$	$29,654	$
U.S. Government agencies	117,989		117,989
Mortgage-backed securities	35,817		35,817
States and political subdivisions	31,012		31,012
Equity securities	650		650

Total	$215,122	$	$215,122	$

Impaired loans, which are measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of December 31, 2016, 2015 and 2014 were as follows (in thousands):

		Fair Value Measurements Using
December 31:	Total		Level 1		Level 2	Level 3

2016	$5,006	$		$		$5,006
2015	4,981					4,981
2014	10,610					10,610

Other real estate, which is measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of December 31, 2016, 2015 and 2014 are as follows (in thousands):

		Fair Value Measurements Using
December 31:	Total		Level 1		Level 2	Level 3

2016	$8,513	$		$		$8,513
2015	9,916					9,916
2014	7,646					7,646

The following table presents a summary of changes in the fair value of other real estate which is measured using Level 3 inputs (in thousands):

	2016	2015	2014
Balance, beginning of year	$9,916	$7,646	$9,630

Loans transferred to ORE	1,903	7,502	1,345

Sales	(2,524)	(4,295)	(2,068)

Writedowns	(782)	(937)	(1,261)

Balance, end of year	$8,513	$9,916	$7,646

The carrying value and estimated fair value of financial instruments, by level within the fair value hierarchy, at December 31, 2016, 2015 and 2014, are as follows (in thousands):

	Carrying	Fair Value Measurements Using
	Amount	Level 1	Level 2		Level 3		Total
December 31, 2016:
Financial Assets:
Cash and due from banks	$41,116	$41,116	$		$		$41,116
Available for sale securities	233,578			233,578			233,578
Held to maturity securities	48,150			46,935			46,935
Other investments	2,693	2,693					2,693
Federal Home Loan Bank stock	539			539			539
Loans, net	309,889					313,613	313,613
Other real estate	8,513					8,513	8,513
Cash surrender value of life insurance	19,249			19,249			19,249
Financial Liabilities:
Deposits:
Non-interest bearing	132,381	132,381					132,381
Interest bearing	442,635					442,937	442,937
Borrowings from Federal Home Loan Bank	6,257			6,491			6,491

	Carrying	Fair Value Measurements Using
	Amount	Level 1	Level 2		Level 3		Total
December 31, 2015:
Financial Assets:
Cash and due from banks	$31,396	$31,396	$		$		$31,396
Available for sale securities	202,807			202,627		180	202,807
Held to maturity securities	19,025			19,220			19,220
Other investments	2,744	2,744					2,744
Federal Home Loan Bank stock	1,637			1,637			1,637
Loans, net	329,487					331,026	331,026
Other real estate	9,916					9,916	9,916
Cash surrender value of life insurance	18,735			18,735			18,735
Financial Liabilities:
Deposits:
Non-interest bearing	122,743	122,743					122,743
Interest bearing	389,964					390,205	390,205
Borrowings from Federal Home Loan Bank	18,409			19,731			19,731

	Carrying	Fair Value Measurements Using
	Amount	Level 1	Level 2		Level 3		Total
December 31, 2014:
Financial Assets:
Cash and due from banks	$23,556	$23,556	$		$		$23,556
Available for sale securities	215,122			215,122			215,122
Held to maturity securities	17,784			17,859			17,859
Other investments	2,962	2,962					2,962
Federal Home Loan Bank stock	2,504			2,504			2,504
Loans, net	353,201					355,004	355,004
Other real estate	7,646					7,646	7,646
Cash surrender value of life insurance	18,145			18,145			18,145
Financial Liabilities:
Deposits:
Non-interest bearing	103,607	103,607					103,607
Interest bearing	413,313					413,672	413,672
Borrowings from Federal Home Loan Bank	38,708			40,720			40,720

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Peoples Financial Corporation

Biloxi, Mississippi

We have audited the accompanying consolidated statements of condition of Peoples Financial Corporation and subsidiaries (the “Company”) as of December 31, 2016, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peoples Financial Corporation and subsidiaries as of December 31, 2016, 2015 and 2014, and the results of their operations and their cash flows for the years then ended in conformity with United States generally accepted accounting principles.

Atlanta, Georgia

March 15, 2017

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9a - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2016, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the period ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Controls Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13(a) – 15(f) of the Securities Exchange Act of 1934. In meeting its responsibility, management relies on its accounting and other related control systems. The internal control systems are designed to ensure that transactions are properly authorized and recorded in the Company’s financial records and to safeguard the Company’s assets from material loss or misappropriation.

Management of the Company, including its Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of internal control over financial reporting as of December 31, 2016, using the criteria set forth in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our assessment included a review of the documentation of controls, evaluations of the design of the internal control system and tests of operating effectiveness of the internal controls. Based on the assessment, management has concluded that the Company had effective internal control over financial reporting as of December 31, 2016.

Chevis C. Swetman	Lauri A. Wood
Chairman, President and Chief Executive Officer	Chief Financial Officer
March 15, 2017	March 15, 2017

ITEM 9b - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in Sections II, III, VIII and IX contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 26, 2017, which was filed by the Company in definitive form with the Commission on March 15, 2017, is incorporated herein by reference.

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

ITEM 11 - EXECUTIVE COMPENSATION

The information in Section VI contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 26, 2017, which was filed by the Company in definitive form with the Commission on March 15, 2017, is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in Sections IV and V contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 26, 2017, which was filed by the Company in definitive form with the Commission on March 15, 2017, is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information in Sections III and VII contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 26, 2017, which was filed by the Company in definitive form with the Commission on March 15, 2017, is incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

The information in Section XI contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 26, 2017, which was filed by the Company in definitive form with the Commission on March 15, 2017, is incorporated herein by reference.

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
	Pursuant to 18 U.S.C. ss. 1350*
(101)

The following materials from the Company’s 2016 Annual Report to Shareholders, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Condition at December 31, 2016, 2015 and 2014, (ii) Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Loss for the years ended December 31, 2016, 2015 and 2014, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2016, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014 and (vi) Notes to the Consolidated Financial Statements for the years ended December 31, 2016, 2015 and 2014.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL CORPORATION

(Registrant)

Date:               March 15, 2017

BY:             /s/ Chevis C. Swetman

Chevis C. Swetman, Chairman of the Board

(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

BY: /s/ Chevis C. Swetman

Date: March 15, 2017

Chevis C. Swetman, Chairman, President and CEO (principal executive officer)

BY: /s/ Drew Allen	BY: /s/ Dan Magruder

Date: March 15, 2017	Date: March 15, 2017

Drew Allen, Director	Dan Magruder, Director

BY: /s/ Rex E. Kelly	BY: /s/ Jeffrey H. O’Keefe

Date: March 15, 2017	Date: March 15, 2017

Rex E. Kelly, Director	Jeffrey H. O’Keefe, Director

BY: /s/ Lauri A. Wood

Date: March 15, 2017

Lauri A. Wood, Chief Financial Officer (principal financial and accounting officer)