Form 10-Q
period 2017-03-31
PEOPLES FINANCIAL CORP /MS/
filed 2017-05-10
CIK 770460

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date. Peoples Financial Corporation has only one class of common stock authorized. At April 28, 2017, there were 15,000,000 shares of $1 par value common stock authorized, with 5,123,186 shares issued and outstanding.

Part 1 – Financial Information

Item 1:	Financial Statements

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition

(in thousands except share data)

	March 31, 2017	December 31, 2016
	(unaudited)	(audited)
Assets
Cash and due from banks	$101,939	$41,116

Available for sale securities	223,345	233,578

Held to maturity securities, fair value of $46,975 at March 31, 2017; $46,935 at December 31, 2016	47,689	48,150

Other investments	2,705	2,693

Federal Home Loan Bank Stock, at cost	541	539

Loans	303,192	315,355

Less: Allowance for loan losses	5,482	5,466

Loans, net	297,710	309,889

Bank premises and equipment, net of accumulated depreciation	21,195	21,644

Other real estate	8,247	8,513

Accrued interest receivable	1,932	1,855

Cash surrender value of life insurance	19,388	19,249

Other assets	696	788

Total assets	$725,387	$688,014

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition (continued)

(in thousands except share data)

	March 31, 2017	December 31, 2016
	(unaudited)	(audited)
Liabilities and Shareholders’ Equity
Liabilities:

Deposits:

Demand, non-interest bearing	$149,515	$132,381

Savings and demand, interest bearing	383,609	364,975

Time, $100,000 or more	49,073	38,650

Other time deposits	34,146	39,010

Total deposits	616,343	575,016

Borrowings from Federal Home Loan Bank	1,243	6,257

Employee and director benefit plans liabilities	16,917	16,768

Other liabilities	1,255	1,512

Total liabilities	635,758	599,553

Shareholders’ Equity:
Common stock, $1 par value, 15,000,000 shares authorized, 5,123,186 shares issued and outstanding at March 31, 2017 and December 31, 2016	5,123	5,123

Surplus	65,780	65,780

Undivided profits	19,392	19,318

Accumulated other comprehensive loss, net of tax	(666)	(1,760)

Total shareholders’ equity	89,629	88,461

Total liabilities and shareholders’ equity	$725,387	$688,014

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Income

(in thousands except per share data)(unaudited)

	Three Months Ended March 31,
	2017	2016
Interest income:

Interest and fees on loans	$3,274	$3,697

Interest and dividends on securities:

U.S. Treasuries	415	207

U.S. Government agencies	142	349

Mortgage-backed securities	265	143

States and political subdivisions	393	305

Corporate bonds	8	8

Other investments	3	8

Interest on balances due from depository institutions	101	63

Total interest income	4,601	4,780

Interest expense:

Deposits	264	200

Borrowings from Federal Home Loan Bank	15	42

Total interest expense	279	242

Net interest income	4,322	4,538

Provision for allowance for loan losses	26	113

Net interest income after provision for allowance for loan losses	$4,296	$4,425

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Income (continued)

(in thousands except per share data)(unaudited)

	Three Months Ended March 31,
	2017		2016
Non-interest income:

Trust department income and fees		$366		$396

Service charges on deposit accounts		922		932

Gain on liquidation, sales and calls of securities		17		80

Gain (loss) from other investments		12		(31)

Increase in cash surrender value of life insurance		99		102

Other income		126		164

Total non-interest income		1,542		1,643

Non-interest expense:

Salaries and employee benefits		2,849		2,774

Net occupancy		535		647

Equipment rentals, depreciation and maintenance		794		714

FDIC and state banking assessments		98		226

Data processing		331		340

ATM expense		122		108

Other real estate expense		62		351

Other expense		973		832

Total non-interest expense		5,764		5,992

Net income		$74		$76

Basic and diluted earnings per share		$.01		$.01

Dividends declared per share	$		$

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands)(unaudited)

	Three Months Ended March 31,
	2017	2016
Net income	$74	$76

Other comprehensive income:

Net unrealized gain on available for sale securities	1,111	1,321

Reclassification adjustment for realized gains on available for sale securities called or sold	(17)	(80)

Total other comprehensive income	1,094	1,241

Total comprehensive income	$1,168	$1,317

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

(in thousands except share data)

					Accumulated
	Number of				Other
	Common	Common		Undivided	Comprehensive
	Shares	Stock	Surplus	Profits	Income	Total
Balance, January 1, 2017	5,123,186	$5,123	$65,780	$19,318	$(1,760)	$88,461

Net income				74		74

Other comprehensive income					1,094	1,094

Balance, March 31, 2017	5,123,186	$5,123	$65,780	$19,392	$(666)	$89,629

Note: Balances as of January 1, 2017 were audited.

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$74	$76

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	473	447

Provision for allowance for loan losses	26	113

Writedown of other real estate	20	355

(Gain) loss on sales of other real estate	15	(57)

(Gain) loss from other investments	(12)	31

Amortization of available for sale securities	(5)	18

Amortization of held to maturity securities	71	30

Gain on liquidation, sales and calls of securities	(17)	(80)

Change in accrued interest receivable	(77)	(100)

Increase in cash surrender value of life insurance	(99)	(102)

Change in other assets	92	(151)

Change in other liabilities	(108)	(536)

Net cash provided by operating activities	$453	$44

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(in thousands) (unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from investing activities:
Proceeds from maturities, sales and calls of available for sale securities	$20,123	$56,126

Purchases of available for sale securities	(8,774)	(69,900)

Proceeds from maturities and calls of held to maturity securities	390	280

Purchases of held to maturity securities		(3,028)

Purchases of Federal Home Loan Bank stock	(2)	(5)

Proceeds from sales of other real estate	276	592

Loans, net change	12,108	(1,787)

Acquisition of bank premises and equipment	(24)	(514)

Investment in cash surrender value of life insurance	(40)	(47)

Net cash provided by (used in) investing activities	24,057	(18,283)

Cash flows from financing activities:
Demand and savings deposits, net change	35,768	67,774

Time deposits, net change	5,559	754

Borrowings from Federal Home Loan Bank		98,900

Repayments to Federal Home Loan Bank	(5,014)	(108,976)

Net cash provided by financing activities	36,313	58,452

Net increase in cash and cash equivalents	60,823	40,213
Cash and cash equivalents, beginning of period	41,116	31,396

Cash and cash equivalents, end of period	$101,939	$71,609

See Notes to Consolidated Financial Statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the three Months Ended March 31, 2017 and 2016

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

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the financial position of the Company and its subsidiaries as of March 31, 2017 and the results of their operations and their cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2016 Annual Report and Form 10-K.

The results of operations for the quarter ended March 31, 2017, are not necessarily indicative of the results to be expected for the full year.

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

Summary of Significant Accounting Policies - The accounting and reporting policies of the Company conform to GAAP and general practices within the banking industry. There have been no material changes or developments in the application of principles or in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies as disclosed in our Form 10-K for the year ended December 31, 2016.

New Accounting Pronouncements – In January 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and

November 17, 2017 EITF Meetings. ASU 2017-03 incorporates into the Accounting Standards Codification recent SEC guidance about disclosing the effect on financial statements of adopting the revenue, leases and credit losses standards. This update is effective upon issuance. The adoption of this ASU is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In February 2017, the FASB issued ASU 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. ASU 2017-05 conforms the derecognition guidance on nonfinancial assets with the model for transactions the new revenue standard. This update will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The adoption of this ASU is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 amends the requirements related to the income statement presentation of the components of net periodic benefit cost for an entity’s sponsored defined benefit pension and other postretirement plans. This update will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The adoption of this ASU is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. ASU 2017-08 shortens the amortization period for the premium on such securities to the earliest call date. This update will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The adoption of this ASU is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

2. Earnings Per Share:

Per share data is based on the weighted average shares of common stock outstanding of 5,123,186 for the three months ended March 31, 2017 and 2016.

3. Statements of Cash Flows:

The Company has defined cash and cash equivalents as cash and due from banks. The Company paid $259,953 and $235,325 for the three months ended March 31, 2017 and 2016, respectively, for interest on deposits and borrowings. No income tax payments were made during the three months ended March 31, 2017 and 2016. Loans transferred to other real estate amounted to $44,391 and $813,589 during the three months ended March 31, 2017 and 2016, respectively.

4. Investments:

The amortized cost and fair value of securities at March 31, 2017 and December 31, 2016, are as follows (in thousands):

		Gross	Gross
		Unrealized	Unrealized
March 31, 2017	Amortized Cost	Gains	Losses	Fair Value
Available for sale securities:

Debt securities:

U.S. Treasuries	$137,208	$35	$(1,595)	$135,648

U.S. Government agencies	24,975	107	(177)	24,905

Mortgage-backed securities	46,704	135	(831)	46,008

States and political subdivisions	15,887	439		16,326

Total debt securities	224,774	716	(2,603)	222,887

Equity securities	458			458

Total available for sale securities	$225,232	$716	$(2,603)	$223,345

Held to maturity securities:

U.S. Government agencies	$10,004	$	$(271)	$9,733

States and political subdivisions	36,235	191	(634)	35,792

Corporate bonds	1,450			1,450

Total held to maturity securities	$47,689	$191	$(905)	$46,975

		Gross	Gross
		Unrealized	Unrealized
December 31, 2016	Amortized Cost	Gains	Losses	Fair Value
Available for sale securities:

Debt securities:

U.S. Treasuries	$149,676	$39	$(2,091)	$147,624

U.S. Government agencies	24,973	58	(206)	24,825

Mortgage-backed securities	43,939	74	(1,305)	42,708

States and political subdivisions	17,513	450		17,963

Total debt securities	236,101	621	(3,602)	233,120

Equity securities	458			458

Total available for sale securities	$236,559	$621	$(3,602)	$233,578

Held to maturity securities:
U.S. Government agencies	$10,009	$	$(315)	$9,694

States and political subdivisions	36,677	29	(927)	35,779

Corporate bonds	1,464		(2)	1,462

Total held to maturity securities	$48,150	$29	$(1,244)	$46,935

The amortized cost and fair value of debt securities at March 31, 2017 (in thousands), by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale securities:
Due in one year or less	$34,635	$34,626
Due after one year through five years	114,277	113,833
Due after five years through ten years	28,824	28,068
Due after ten years	333	352
Mortgage-backed securities	46,704	46,008

Totals	$224,773	$222,887

Held to maturity securities:
Due in one year or less	$2,498	$2,498
Due after one year through five years	8,134	8,182
Due after five years through ten years	19,599	19,322
Due after ten years	17,458	16,973

Totals	$47,689	$46,975

Available for sale and held to maturity securities with gross unrealized losses at March 31, 2017 and December 31, 2016, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows (in thousands):

	Less Than Twelve Months		Over Twelve Months				Total
		Gross			Gross			Gross
		Unrealized			Unrealized			Unrealized
	Fair Value	Losses	Fair Value		Losses		Fair Value	Losses
March 31, 2017:
U.S. Treasuries	$110,634	$1,595	$		$		$110,634	$1,595
U.S. Government agencies	19,546	448					19,546	448
States and political subdivisions	17,113	634					17,113	634
Mortgage-backed securities	36,837	831					36,837	831

TOTAL	$184,130	$3,508	$		$		$184,130	$3,508

December 31, 2016:
U.S. Treasuries	$97,634	$2,091	$		$		$97,634	$2,091
U.S. Government agencies	24,478	521					24,478	521
Mortgage-backed securities	37,663	1,305					37,663	1,305
States and political subdivisions	24,627	926		589		1	25,216	927
Corporate bonds				1,462		2	1,462	2

TOTAL	$184,402	$4,843		$2,051		$3	$186,453	$4,846

At March 31, 2017, 23 of the 28 securities issued by the U.S. Treasury, 4 of the 7 securities issued by U.S. Government agencies, 45 of the 139 securities issued by states and political subdivisions and 16 of the 21 mortgage-backed securities contained unrealized losses.

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

Proceeds from sales and calls of available for sale debt securities were $1,227,141 and $19,590,781 during the three months ended March 31, 2017 and 2016, respectively. Available for sale debt securities were sold or called for a realized gain of $16,729 and $72,333 for the three months ended March 31, 2017 and 2016, respectively.

Securities with a fair value of $220,966,149 and $180,659,168 at March 31, 2017 and December 31, 2016, respectively, were pledged to secure public deposits, federal funds purchased and other balances required by law.

5. Loans:

The composition of the loan portfolio at March 31, 2017 and December 31, 2016, is as follows (in thousands):

	March 31, 2017	December 31, 2016
Gaming	$20,379	$31,311
Residential and land development	282	291
Real estate, construction	31,448	32,503
Real estate, mortgage	204,402	206,172
Commercial and industrial	38,508	37,035
Other	8,173	8,043

Total	$303,192	$315,355

The age analysis of the loan portfolio, segregated by class of loans, as of March 31, 2017 and December 31, 2016, is as follows (in thousands):

	Number of Days Past Due										Loans Past Due Greater Than 90
	30 - 59		60 - 89		Greater Than 90		Total Past Due		Current	Total Loans	Days & Still Accruing
March 31, 2017:
Gaming	$		$		$		$		$20,379	$20,379	$
Residential and land development						282		282		282
Real estate, construction		1,243		123		854		2,220	29,228	31,448
Real estate, mortgage		3,691		4,333		4,484		12,508	191,894	204,402
Commercial and industrial		680				47		727	37,781	38,508
Other		41		15				56	8,117	8,173

Total		$5,655		$4,471		$5,667		$15,793	$287,399	$303,192	$

December 31, 2016:
Gaming	$		$		$		$		$31,311	$31,311	$
Residential and land development						291		291		291
Real estate, construction		902		216		1,082		2,200	30,303	32,503
Real estate, mortgage		4,608		1,923		4,471		11,002	195,170	206,172
Commercial and industrial		867				8		875	36,160	37,035
Other		44		36		80		160	7,883	8,043

Total		$6,421		$2,175		$5,932		$14,528	$300,827	$315,355	$

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

An analysis of the loan portfolio by loan grade, segregated by class of loans, as of March 31, 2017 and December 31, 2016, is as follows (in thousands):

	Loans With A Grade Of:
	A, B or C	S		D		E		F	Total
March 31, 2017:
Gaming	$20,379	$		$		$		$	$20,379

Residential and land development							282		282

Real estate, construction	28,961		420		383		1,684		31,448

Real estate, mortgage	154,684		17,228		21,622		10,868		204,402

Commercial and industrial	15,479		21,680		366		983		38,508

Other	8,141				27		5		8,173

Total	$227,644		$39,328		$22,398		$13,822	$	$303,192

December 31, 2016:
Gaming	$31,311	$		$		$		$	$31,311

Residential and land development							291		291

Real estate, construction	29,954		435		517		1,597		32,503

Real estate, mortgage	155,671		17,651		22,901		9,949		206,172

Commercial and industrial	13,926		21,680		867		562		37,035

Other	7,996				42		5		8,043

Total	$238,858		$39,766		$24,327		$12,404	$	$315,355

A loan may be impaired but not on nonaccrual status when the loan is well secured and in the process of collection. Total loans on nonaccrual as of March 31, 2017 and December 31, 2016, are as follows (in thousands):

	March 31, 2017	December 31, 2016
Residential and land development	$282	$291
Real estate, construction	1,731	1,598
Real estate, mortgage	10,412	9,445
Commercial and industrial	889	515
Other	5	5

Total	$13,319	$11,854

Prior to 2016, certain loans were modified by granting interest rate concessions to these customers with such loans being classified as troubled debt restructurings. During 2016 and 2017, the Company did not restructure any additional loans. Specific reserves of $97,000 and $100,000 were allocated to troubled debt restructurings as of March 31, 2017 and December 31, 2016, respectively. The Bank had no commitments to lend additional amounts to customers with outstanding loans classified as troubled debt restructurings as of March 31, 2017 and December 31, 2016.

Impaired loans, which include loans classified as nonaccrual and troubled debt restructurings, segregated by class of loans, as of March 31, 2017 and December 31, 2016, are as follows (in thousands):

	Unpaid Principal Balance	Recorded Investment	Related Allowance		Average Recorded Investment	Interest Income Recognized
March 31, 2017:
With no related allowance recorded:
Real estate, construction	$1,641	$1,167	$		$1,065	$
Real estate, mortgage	10,711	9,750			9,060		6
Commercial and industrial	927	889			630

Total	13,279	11,806			10,755		6

With a related allowance recorded:
Residential and land development	282	282		66	282
Real estate, construction	782	564		141	568
Real estate, mortgage	2,728	1,834		206	1,840		7
Other	5	5		1	5

Total	3,797	2,685		414	2,695		7

Total by class of loans:
Residential and land development	282	282		66	282
Real estate, construction	2,423	1,731		141	1,633
Real estate, mortgage	13,439	11,584		206	10,900		13
Commercial and industrial	927	889			630
Other	5	5		1	5

Total	$17,076	$14,491		$414	$13,450		$13

	Unpaid Principal Balance	Recorded Investment	Related Allowance		Average Recorded Investment	Interest Income Recognized
December 31, 2016:
With no related allowance recorded:
Real estate, construction	$2,023	$1,331	$		$1,395	$
Real estate, mortgage	11,811	9,282			10,582		23
Commercial and industrial	553	515			538

Total	14,387	11,128			12,515		23

With a related allowance recorded:
Residential and land development	291	291		66	304
Real estate, construction	267	267		141	283
Real estate, mortgage	1,347	1,347		195	1,080		30
Other	5	5		1	1

Total	1,910	1,910		403	1,668		30

Total by class of loans:
Residential and land development	291	291		66	304
Real estate, construction	2,290	1,598		141	1,678
Real estate, mortgage	13,158	10,629		195	11,662		53
Commercial and industrial	553	515			538
Other	5	5		1	1

Total	$16,297	$13,038		$403	$14,183		$53

6. Allowance for Loan Losses:

Transactions in the allowance for loan losses for the three months ended March 31, 2017 and 2016, and the balances of loans, individually and collectively evaluated for impairment, as of March 31, 2017 and 2016, are as follows (in thousands):

	Gaming		Residential and Land Development		Real Estate, Construction	Real Estate, Mortgage	Commercial and Industrial	Other	Total
For the Quarter Ended March 31, 2017:
Allowance for Loan Losses:
Beginning Balance		$545		$66	$199	$3,800	$651	$205	$5,466
Charge-offs								(59)	(59)
Recoveries					10	8	11	20	49
Provision		(168)			2	128	21	43	26

Ending Balance		$377		$66	$211	$3,936	$683	$209	$5,482

Allowance for loan losses, March 31, 2017:
Ending balance: individually evaluated for impairment	$			$66	$141	$485	$210	$18	$920

Ending balance: collectively evaluated for impairment		$377	$		$70	$3,451	$473	$191	$4,562

Total Loans, March 31, 2017:
Ending balance: individually evaluated for impairment	$			$282	$2,067	$32,489	$1,349	$32	$36,219

Ending balance: collectively evaluated for impairment		$20,379	$		$29,381	$171,913	$37,159	$8,141	$266,973

	Gaming		Residential and Land Development	Real Estate, Construction	Real Estate, Mortgage	Commercial and Industrial	Other	Total
For the Quarter Ended March 31, 2016:
Allowance for Loan Losses:
Beginning Balance		$582	$189	$589	$5,382	$1,075	$253	$8,070
Charge-offs				(89)	(15)	(509)	(50)	(663)
Recoveries				1	7	15	21	44
Provision		(15)	6	(49)	40	105	26	113

Ending Balance		$567	$195	$452	$5,414	$686	$250	$7,564

Allowance for loan losses, March 31, 2016:
Ending balance: individually evaluated for impairment	$		$109	$391	$1,829	$130	$3	$2,462

Ending balance: collectively evaluated for impairment		$567	$86	$61	$3,585	$556	$247	$5,102

Total Loans, March 31, 2016:
Ending balance: individually evaluated for impairment	$		$309	$2,935	$35,956	$2,458	$117	$41,775

Ending balance: collectively evaluated for impairment		$31,492	$610	$32,514	$184,922	$39,476	$7,122	$296,136

7. Deposits:

Time deposits of $100,000 or more at March 31, 2017 and December 31, 2016 include brokered deposits of $5,000,000, which mature in 2017.

Time deposits of $250,000 or more totaled approximately $29,907,000 and $25,143,000 at March 31, 2017 and December 31, 2016, respectively.

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

The balances of available for sale securities, which are the only assets measured at fair value on a recurring basis, by level within the fair value hierarchy and by investment type, as of March 31, 2017 and December 31, 2016 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
March 31, 2017:
U.S. Treasuries	$135,648	$	$135,648	$
U.S. Government agencies	24,905		24,905
Mortgage-backed securities	46,008		46,008
States and political subdivisions	16,326		16,326
Equity securities	458		458

Total	$223,345	$	$223,345	$

December 31, 2016:
U.S. Treasuries	$147,624	$	$147,624	$
U.S. Government agencies	24,825		24,825
Mortgage-backed securities	42,708		42,708
States and political subdivisions	17,963		17,963
Equity securities	458		458

Total	$233,578	$	$233,578	$

Impaired loans, which are measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of March 31, 2017 and December 31, 2016 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
March 31, 2017	$4,920	$	$	$4,920
December 31, 2016	5,006			5,006

Other real estate, which is measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of March 31, 2017 and December 31, 2016 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
March 31, 2017	$8,247	$	$	$8,247
December 31, 2016	8,513			8,513

The following table presents a summary of changes in the fair value of other real estate which is measured using level 3 inputs (in thousands):

	For the Three	For the Year
	Months Ended	Ended
	March 31, 2017	December 31, 2016
Balance, beginning of period	$8,513	$9,916
Loans transferred to ORE	44	1,903
Sales	(290)	(2,524)
Writedowns	(20)	(782)

Balance, end of period	$8,247	$8,513

The carrying value and estimated fair value of financial instruments, by level within the fair value hierarchy, at March 31, 2017 and December 31, 2016, are as follows (in thousands):

	Carrying	Fair Value Measurements Using
	Amount	Level 1	Level 2		Level 3		Total
March 31, 2017:
Financial Assets:
Cash and due from banks	$101,939	$101,939	$		$		$101,939
Available for sale securities	223,345			223,345			223,345
Held to maturity securities	47,689			46,975			46,975
Other investments	2,705	2,705					2,705
Federal Home Loan Bank stock	541			541			541
Loans, net	297,710					291,437	291,437
Other real estate	8,247					8,247	8,247
Cash surrender value of life insurance	19,388			19,388			19,388
Financial Liabilities:
Deposits:
Non-interest bearing	149,515	149,515					149,515
Interest bearing	466,828					467,162	467,162
Borrowings from Federal Home Loan Bank	1,243			1,515			1,515

December 31, 2016:
Financial Assets:
Cash and due from banks	$41,116	$41,116	$		$		$41,116
Available for sale securities	233,578			233,578			233,578
Held to maturity securities	48,150			46,935			46,935
Other investments	2,693	2,693					2,693
Federal Home Loan Bank stock	539			539			539
Loans, net	309,889					313,613	313,613
Other real estate	8,513					8,513	8,513
Cash surrender value of life insurance	19,249			19,249			19,249
Financial Liabilities:
Deposits:
Non-interest bearing	132,381	132,381					132,381
Interest bearing	442,635					442,937	442,937
Borrowings from Federal Home Loan Bank	6,257			6,491			6,491

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

The following presents Management’s discussion and analysis of the consolidated financial condition and results of operations of Peoples Financial Corporation and Subsidiaries. These comments should be considered in combination with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in this report on Form 10-Q and the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Management’s Discussion and Analysis included in the Company’s Form 10-K for the year ended December 31, 2016.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued several new accounting standards updates during the first quarter of 2017, which have been disclosed in the Notes to Unaudited Consolidated Financial Statements. The Company does not expect that these updates will have a material effect on its financial position, or results of operations.

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

GAAP Reconciliation and Explanation

This Form 10-Q contains non-GAAP financial measures determined by methods other than in accordance with GAAP. Such non-GAAP financial measures include taxable equivalent interest income and taxable equivalent net interest income. Management uses these non-GAAP financial measures because it believes they are useful for evaluating our operations and performance over periods of time, as well as in managing and evaluating our business and in discussions about our operations and performance. Management believes these non-GAAP financial measures provide users of our financial information with a meaningful measure for assessing our financial results, as well as comparison to financial results for prior periods. These non-GAAP financial measures should not be considered as a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled financial measures used by other companies. A reconciliation of these operating performance measures to GAAP performance measures for the three months ended March 31, 2017 and 2016 is included in the table on the following page.

RECONCILIATION OF NON-GAAP PERFORMANCE MEASURES (In thousands)

For the Three Months Ended March 31,	2017	2016

Interest income reconciliation:

Interest income - taxable equivalent	$4,742	$4,937
Taxable equivalent adjustment	(141)	(157)

Interest income (GAAP)	$4,601	$4,780

Net interest income reconciliation:

Net interest income - taxable equivalent	$4,463	$4,695
Taxable equivalent adjustment	(141)	(157)

Net interest income (GAAP)	$4,322	$4,538

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

The Company reported net income of $74,000 for the first quarter of 2017 compared with net income of $76,000 for the first quarter of 2016. Results in 2017 included decreases in the provision for the allowance for loan losses and non-interest expense which was offset by a decrease in net interest income and non-interest income as compared with 2016.

Managing the net interest margin in the Company’s highly competitive market and in context of larger economic conditions has been very challenging and will continue to be so, for the foreseeable future. Net interest income was impacted primarily by the decrease in interest income on loans of $423,000. This decrease was primarily the result of the decrease in average loans. The decrease in average loans was a result of principal payments, maturities, charge-offs and foreclosures on existing loans exceeding new loans.

Monitoring asset quality, estimating potential losses in our loan portfolio and addressing non-performing loans continue to be emphasized during these difficult economic times, as the local economy continues to negatively impact collateral values and borrowers’ ability to repay their loans.

A provision for the allowance for loan losses of $26,000 was recorded in 2017 as compared with $113,000 in 2016. The Company is working diligently to address and reduce its non-performing assets. The Company’s nonaccrual loans totaled $13,319,000 and $11,854,000 at March 31, 2017 and December 31, 2016, respectively. Most of these loans are collateral-dependent, and the Company has rigorously evaluated the value of its collateral to determine potential losses.

Non-interest income decreased $101,000 for the three months ended March 31, 2017 as compared with 2016 results. Trust department income and fees decreased $30,000 for 2017 as compared with 2016. Gains from liquidation, sales and calls of securities were $63,000 less in 2017 as compared with 2016 results.

Non-interest expense decreased $228,000 for the three months ended March 31, 2017 as compared with 2016 results. This decrease for the three months ended March 31, 2017 was primarily the result of decreases in net occupancy expense of $112,000, FDIC and state banking assessment expense of $128,000 and other real estate expense of $289,000 as compared with 2016.

Total assets at March 31, 2017 increased $37,373,000 as compared with December 31, 2016. Cash and due from banks increased $60,823,000 in the management of the Company’s liquidity position. Available for sale securities decreased $10,233,000 and loans decreased $12,163,000 at March 31, 2017 as compared with December 31, 2016. Proceeds from maturities, sales and calls of available for sale securities funded liquidity needs. Loans decreased as principal payments, maturities, charge-offs and foreclosures on existing loans exceeding new loans.

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

The Company’s average interest earning assets increased approximately $23,831,000 or 4%, from approximately $602,537,000 for the first quarter of 2016 to approximately $626,368,000 for the first quarter of 2017. The Company’s average balance sheet increased primarily as average loans decreased approximately $30,706,000 while average taxable available for sale securities increased approximately $29,752,000 and taxable held to maturity securities increased approximately $26,660,000 for the first quarter of 2017 as compared with the first quarter of 2016. Average loans decreased as principal payments, maturities, charge-offs and foreclosures relating to existing loans outpaced new loans. Average taxable available for sale securities and average taxable held to maturity securities increased as excess funds were invested to increase interest income.

The average yield on interest-earning assets decreased from 3.28% for the first quarter of 2016 to 3.03% for the first quarter of 2017. This decrease is primarily the result of the yield on average loans decreasing.

Average interest bearing liabilities increased approximately $15,765,000, or 3%, from approximately $450,105,000 for the first quarter of 2016 to approximately $465,870,000 for the first quarter of 2017. Average savings and interest bearing DDA increased $21,883,000 primarily as several large customers reallocated their funds in the current year. Average borrowings from the Federal Home Loan Bank decreased $9,611,000 due to the liquidity needs of the bank subsidiary.

The average rate paid on interest bearing liabilities for the first quarter of 2016 was .22% as compared with .24% for the first quarter of 2017. This increase is primarily due to the increased rates in the current year.

The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 3.12% for the quarter ended March 31, 2016 and 2.85% for the quarter ended March 31, 2017.

The tables on the following pages analyze the changes in tax-equivalent net interest income for the quarters ended March 31, 2017 and 2016.

Analysis of Average Balances, Interest Earned/Paid and Yield (In Thousands)

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate
Loans (2)(3)	$307,244	$3,274	4.26%	$337,950	$3,697	4.38%

Balances due from financial institutions	34,636	101	1.17%	31,247	63	0.81%

HTM:
Taxable	28,173	160	2.27%	1,513	8	2.12%

Non taxable (1)	19,667	182	3.70%	18,257	162	3.55%

AFS:
Taxable	218,487	786	1.44%	188,735	699	1.48%

Non taxable (1)	17,162	236	5.50%	22,589	300	5.31%

Other	999	3	1.20%	2,246	8	1.42%

Total	$626,368	$4,742	3.03%	$602,537	$4,937	3.28%

Savings & interest-bearing DDA	$385,539	$136	0.14%	$363,656	$99	0.11%

Time deposits	78,309	128	0.65%	74,923	101	0.54%

Federal funds purchased	107	1	0.35%

Borrowings from FHLB	1,915	14	2.92%	11,526	42	1.46%

Total	$465,870	$279	0.24%	$450,105	$242	0.22%

Net tax-equivalent spread			2.79%			3.06%

Net tax-equivalent margin on earning assets			2.85%			3.12%

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2017 and 2016. See disclosure of Non-GAAP financial measures on pages 31 and 32.
(2)	Loan fees of $66 and $112 for 2017 and 2016, respectively, are included in these figures.
(3)	Includes nonaccrual loans.

Analysis of Changes in Interest Income and Interest Expense

(In Thousands)

	For the Three Months Ended
	March 31, 2017 compared with March 31, 2016
	Volume	Rate	Rate/Volume	Total
Interest earned on:

Loans	$(336)	$(96)	$9	$(423)

Balances due from finanicial institutions	7	28	3	38

Held to maturity securities:
Taxable	141	1	10	152
Non taxable	13	7		20

Available for sale securities:
Taxable	110	(20)	(3)	87
Non taxable	(72)	11	(3)	(64)
Other	(5)	(1)	1	(5)

Total	$(142)	$(70)	$17	$(195)

Interest paid on:

Savings & interest-bearing
DDA	$6	$29	$2	$37

Time deposits	5	21	1	27

Federal funds purchased	1			1

Borrowings from FHLB	(35)	42	(35)	(28)

Total	$(23)	$92	$(32)	$37

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

The Company’s analysis includes evaluating the current values of collateral securing all nonaccrual loans. Even though nonaccrual loans were $13,319,000 and $11,854,000 at March 31, 2017 and December 31, 2016, respectively, specific reserves of only $317,000 and $303,000, respectively, have been allocated to these loans as collateral values appear sufficient to cover loan losses or the loan balances have been charged down to their realizable value.

The Company’s on-going, systematic evaluation resulted in the Company recording a provision for loan losses of $26,000 and $113,000 for the first quarters of 2017 and 2016, respectively. The allowance for loan losses as a percentage of loans was 1.81% and 1.73% at March 31, 2017 and December 31, 2016, respectively. The Company believes that its allowance for loan losses is appropriate as of March 31, 2017.

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

Non-interest income

Non-interest income decreased $101,000 for the first quarter of 2017 as compared with the first quarter of 2016 as Trust department income and fees decreased $30,000 and gains on sales and calls of securities decreased $63,000. Trust income decreased as 2016 included fees from several estates which are now closed. The Company made fewer sales in 2017 which resulted in decreased gains.

Non-interest expense

Total non-interest expense decreased $228,000 for the first quarter of 2017 as compared with the first quarter of 2016. Salaries and employee benefits increased $75,000, net occupancy decreased $112,000, FDIC and state assessments decreased $128,000, other real estate expense decreased $289,000 and other expenses increased $141,000 for the first quarter of 2017 as compared with the first quarter of 2016.

Salaries and employee benefits increased in 2017 as merit pay raises went into effect in the second quarter of 2016 and the Company updated the estimates of costs associated with its deferred compensation plans in 2017.

Net occupancy expense decreased as a result of the Company’s efforts to decrease its telecommunication and insurance costs.

FDIC and state banking assessments decreased as the regulators decreased the premiums for deposit insurance.

Other real estate expense decreased as the fair value of such property has stabilized, resulting in fewer write downs and less loss on sales.

Other expense increased in 2017 as the Company engaged consultants to assist with several projects relating to improve I/T security and operations.

Income Taxes

At December 31, 2014, the Company established a full valuation allowance on its deferred tax assets. Until such time as the Company returns to sustained earnings, and it is determined that it is more likely than not that the deferred tax asset will be realized, no income tax benefit or expense will be recorded.

FINANCIAL CONDITION

Cash and due from banks increased $60,823,000 at March 31, 2017, compared with December 31, 2016 in the management of the bank subsidiary’s liquidity position.

Available for sale securities decreased $10,233,000 at March 31, 2017, compared with December 31, 2016 as the Company invested excess funds in correspondent banks for liquidity.

Loans decreased $12,163,000 at March 31, 2017 as compared with December 31, 2016 as principal payments, maturities, charge-offs and foreclosures on existing loans exceeded new loans.

Total deposits increased $41,327,000 at March 31, 2017, as compared with December 31, 2016. Typically, significant increases or decreases in total deposits and/or significant fluctuations among the different types of deposits from quarter to quarter are anticipated by Management as customers in the casino industry and county and municipal entities reallocate their resources periodically. Deposits from county and municipal entities increase significantly during the first quarter of each year based on property tax collections.

SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY

Strength, security and stability have been the hallmark of the Company since its founding in 1985 and of its bank subsidiary since its founding in 1896. A strong capital foundation is fundamental to the continuing prosperity of the Company and the security of its customers and shareholders.

As of March 31, 2017, the most recent notification from the Federal Deposit Insurance Corporation categorized the bank subsidiary as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the bank subsidiary must have a Total risk-based capital ratio of 10.00% or greater, a Common Equity Tier 1 Capital ratio of 6.50% or greater, a Tier 1 risk-based capital ratio of 8.00% or greater and a Leverage capital ratio of 5.00% or greater. As of January1, 2017, the Company must have a capital conservation buffer above these requirements of 1.25% for 2017. There are no conditions or events since that notification that Management believes have changed the bank subsidiary’s category.

The Company’s actual capital amounts and ratios and required minimum capital amounts and ratios as of March 31, 2017 and December 31, 2016, are as follows (in thousands):

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
March 31, 2017:
Total Capital (to Risk Weighted Assets)	$95,174	23.67%	$32,170	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	90,142	22.42%	18,095	4.50%
Tier 1 Capital (to Risk Weighted Assets)	90,142	22.42%	24,127	6.00%
Tier 1 Capital (to Average Assets)	90,142	12.68%	28,447	4.00%

December 31, 2016:
Total Capital (to Risk Weighted Assets)	$95,262	22.94%	$33,220	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	90,068	21.69%	18,687	4.50%
Tier 1 Capital (to Risk Weighted Assets)	90,068	21.69%	24,915	6.00%
Tier 1 Capital (to Average Assets)	90,068	13.12%	27,464	4.00%

The actual capital amounts and ratios and required minimum capital amounts and ratios for the Bank as of March 31, 2017 and December 31, 2016, are as follows (in thousands):

	For Capital Adequacy
	Actual		Purposes		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2017:
Total Capital (to Risk Weighted Assets)	$91,842	23.01%	$31,937	8.00%	$39,922	10.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	86,846	21.75%	17,965	4.50%	25,949	6.50%
Tier 1 Capital (to Risk Weighted Assets)	86,846	21.75%	23,953	6.00%	31,937	8.00%
Tier 1 Capital (to Average Assets)	86,846	12.26%	28,342	4.00%	35,428	5.00%

December 31, 2016:
Total Capital (to Risk Weighted Assets)	$91,882	22.29%	$32,975	8.00%	$41,219	10.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	86,726	21.04%	18,548	4.50%	26,792	6.50%
Tier 1 Capital (to Risk Weighted Assets)	86,726	21.04%	24,731	6.00%	32,975	8.00%
Tier 1 Capital (to Average Assets)	86,726	12.47%	27,820	4.00%	34,775	5.00%

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

REGULATORY MATTERS

During 2016, Management identified opportunities for improving information technology operations and security, risk management and earnings, addressing asset quality concerns, analyzing and assessing the Bank’s management and staffing needs, and managing concentrations of credit risk as a result of its own investigation as well as examinations performed by certain bank regulatory agencies. In concert with the regulators, the Company had identified specific corrective steps and actions to enhance its information technology operations and security, risk management, earnings, asset quality and staffing. The Company and the Bank may not declare or pay any cash dividends without the prior written approval of their regulators.

Item 4:	Controls and Procedures

As of March 31, 2017, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the period ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1:	Legal Proceedings

The Bank is involved in various legal matters and claims which are being defended and handled in the ordinary course of business. None of these matters is expected, in the opinion of Management, to have a material adverse effect upon the financial position or results of operations of the Company.

Item 5:	Other Information

None.

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 31.1:	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

Exhibit 31.2:	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

Exhibit 32.1:	Certification of Chief Executive Officer Pursuant to 18 U.S.C. ss. 1350

Exhibit 32.2:	Certification of Chief Financial Officer Pursuant to 18 U.S.C. ss. 1350

Exhibit 101	The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Condition at March 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Income for the quarters ended March 31, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the quarters ended March 31, 2017 and 2016, (iv) Consolidated Statement of Changes in Shareholders’ Equity for the quarter ended March 31, 2017, (v) Consolidated Statements of Cash Flows for the quarters ended March 31, 2017 and 2016 and (vi) Notes to the Unaudited Consolidated Financial Statements for the quarters ended March 31, 2017 and 2016.

(b) Reports on Form 8-K

A Form 8-K was filed on January 25, 2017, April 26, 2017 and April 28, 2017.

SIGNATURES

Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL CORPORATION
(Registrant)

Date:	May 10, 2017

By:	/s/ Chevis C. Swetman
Chevis C. Swetman
Chairman, President and Chief Executive Officer
(principal executive officer)

Date:	May 10, 2017

By:	/s/ Lauri A. Wood
Lauri A. Wood
Chief Financial Officer and Controller
(principal financial and accounting officer)