Form 10-Q
period 2017-06-30
PEOPLES FINANCIAL CORP /MS/
filed 2017-08-11
CIK 770460

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date. Peoples Financial Corporation has only one class of common stock authorized. At July 31, 2017, there were 15,000,000 shares of $1 par value common stock authorized, with 5,123,186 shares issued and outstanding.

Part 1 – Financial Information

Item 1: Financial Statements

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition

(in thousands except share data)

	June 30, 2017 (unaudited)	December 31, 2016 (audited)
Assets
Cash and due from banks	$49,531	$41,116
Available for sale securities	223,390	233,578
Held to maturity securities, fair value of $45,373 at June 30, 2017; $46,935 at December 31, 2016	45,380	48,150
Other investments	2,722	2,693
Federal Home Loan Bank Stock, at cost	543	539
Loans	286,469	315,355
Less: Allowance for loan losses	5,481	5,466

Loans, net	280,988	309,889
Bank premises and equipment, net of accumulated depreciation	20,827	21,644
Other real estate	7,358	8,513
Accrued interest receivable	1,700	1,855
Cash surrender value of life insurance	18,050	19,249
Insurance proceeds receivable	1,930
Other assets	1,342	788

Total assets	$653,761	$688,014

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition (continued)

(in thousands except share data)

	June 30, 2017 (unaudited)	December 31, 2016 (audited)
Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Demand, non-interest bearing	$127,739	$132,381
Savings and demand, interest bearing	331,257	364,975
Time, $100,000 or more	52,713	38,650
Other time deposits	30,623	39,010

Total deposits	542,332	575,016
Borrowings from Federal Home Loan Bank	1,229	6,257
Employee and director benefit plans liabilities	17,068	16,768
Other liabilities	1,199	1,512

Total liabilities	561,828	599,553
Shareholders’ Equity:
Common stock, $1 par value, 15,000,000 shares authorized, 5,123,186 shares issued and outstanding at June 30, 2017 and December 31, 2016	5,123	5,123
Surplus	65,780	65,780
Undivided profits	20,545	19,318
Accumulated other comprehensive income (loss), net of tax	485	(1,760)

Total shareholders’ equity	91,933	88,461

Total liabilities and shareholders’ equity	$653,761	$688,014

See notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Income

(in thousands except per share data)(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest income:
Interest and fees on loans	$3,295	$3,568	$6,569	$7,265
Interest and dividends on securities:
U.S. Treasuries	375	250	790	457
U.S. Government agencies	136	218	278	567
Mortgage-backed securities	268	134	533	277
States and political subdivisions	386	316	779	621
Corporate bonds		8	8	16
Other investments	3	2	6	10
Interest on balances due from depository institutions	135	54	236	117

Total interest income	4,598	4,550	9,199	9,330

Interest expense:
Deposits	336	224	600	424
Borrowings from Federal Home Loan Bank	9	43	24	85

Total interest expense	345	267	624	509

Net interest income	4,253	4,283	8,575	8,821
Provision for allowance for loan losses	30	24	56	137

Net interest income after provision for allowance for loan losses	$4,223	$4,259	$8,519	$8,684

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Income (continued)

(in thousands except per share data)(unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
Non-interest income:
Trust department income and fees		$428		$367		$794		$763
Service charges on deposit accounts		930		918		1,852		1,850
Gain on liquidation, sales and calls of securities		120		11		137		91
Income (loss) from other investments		17		18		29		(12)
Increase in cash surrender value of life insurance		129		91		228		193
Gain from death benefits from life insurance		429				429
Other income		122		123		248		286

Total non-interest income		2,175		1,528		3,717		3,171

Non-interest expense:
Salaries and employee benefits		2,749		2,755		5,598		5,529
Net occupancy		520		592		1,055		1,239
Equipment rentals, depreciation and maintenance		735		752		1,529		1,466
FDIC and state banking assessments		99		203		197		429
Data processing		319		332		650		672
ATM expense		136		167		258		275
Other real estate expense		268		123		330		474
Other expense		757		724		1,730		1,556

Total non-interest expense		5,583		5,648		11,347		11,640

Income before income taxes		815		139		889		215
Income tax expense (benefit)		(338)		78		(338)		78

Net income		$1,153		$61		$1,227		$137

Basic and diluted earnings per share		$.23		$.01		$.24		$.02

Dividends declared per share	$		$		$		$

See notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands)(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$1,153	$61	$1,227	$137
Other comprehensive income:
Net unrealized gain on available for sale securities	1,271	1,409	2,382	2,730
Reclassification adjustment for realized gain on available for sale securities called or sold	(120)	(11)	(137)	(91)

Total other comprehensive income	1,151	1,398	2,245	2,639

Total comprehensive income	$2,304	$1,459	$3,472	$2,776

See notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

(in thousands except share data)

	Number of Common Shares	Common Stock	Surplus	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2017	5,123,186	$5,123	$65,780	$19,318	$(1,760)	$88,461
Net income				1,227		1,227
Other comprehensive income					2,245	2,245

Balance, June 30, 2017	5,123,186	$5,123	$65,780	$20,545	$485	$91,933

Note: Balances as of January 1, 2017 were audited.

See notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$1,227	$137
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	951	894
Provision for allowance for loan losses	56	137
Writedown of other real estate	221	420
(Gains) losses on sales of other real estate	35	(130)
(Income) loss from other investments	(29)	12
Gain from death benefits from life insurance	(429)
Amortization of held to maturity securities	129	63
Amortization of available for sale securities	29	11
Gain on sales and calls of securities	(137)	(91)
Change in accrued interest receivable	155	169
Increase in cash surrender value of life insurance	(228)	(193)
Change in other assets	(561)	(353)
Change in other liabilities	(13)	15

Net cash provided by operating activities	$1,406	$1,091

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(in thousands) (unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from investing activities:
Proceeds from maturities, sales and calls of available for sale securities	$54,282	$103,198
Proceeds from maturities of held to maturity securities	7,475	410
Purchases of available for sale securities	(41,734)	(99,850)
Purchases of held to maturity securities	(4,834)	(5,310)
Purchases of Federal Home Loan Bank stock	(4)	(5)
Proceeds from sales of other real estate	944	1,743
Loans, net change	28,800	9,180
Acquisition of bank premises and equipment	(134)	(729)
Investment in cash surrender value of life insurance	(74)	(77)

Net cash provided by investing activities	44,721	8,560

Cash flows from financing activities:
Demand and savings deposits, net change	(38,360)	30,257
Time deposits, net change	5,676	4,559
Borrowings from Federal Home Loan Bank		98,900
Repayments to Federal Home Loan Bank	(5,028)	(109,052)

Net cash provided by (used in) financing activities	(37,712)	24,664

Net increase in cash and cash equivalents	8,415	34,315
Cash and cash equivalents, beginning of period	41,116	31,396

Cash and cash equivalents, end of period	$49,531	$65,711

See notes to consolidated financial statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2017 and 2016

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

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the financial position of the Company and its subsidiaries as of June 30, 2017 and the results of their operations and their cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2016 Annual Report and Form 10-K.

The results of operations for the quarter or six months ended June 30, 2017, are not necessarily indicative of the results to be expected for the full year.

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

New Accounting Pronouncements – In January 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016

and November 17, 2016 EITF Meetings. ASU 2017-03 incorporates into the Accounting Standards Codification recent SEC guidance about disclosing the effect on financial statements of adopting the revenue, leases and credit losses standards. This update is effective upon issuance. The adoption of this ASU is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

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

2. Earnings Per Share:

Per share data is based on the weighted average shares of common stock outstanding of 5,123,186 for the quarters and six months ended June 30, 2017 and 2016.

3. Statements of Cash Flows:

The Company has defined cash and cash equivalents as cash and due from banks. The Company paid $627,233 and $507,061 for the six months ended June 30, 2017 and 2016, respectively, for interest on deposits and borrowings. No income tax payments were made during the six months ended June 30, 2017. Income tax payments of $78,435 were made during the six months ended June 30, 2016. Loans transferred to other real estate amounted to $44,391and $853,758 during the six months ended June 30, 2017 and 2016, respectively.

4. Investments:

The amortized cost and fair value of securities at June 30, 2017 and December 31, 2016, are as follows (in thousands):

June 30, 2017	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses	Fair Value
Available for sale securities:
Debt securities:
U.S. Treasuries	$129,803		$16	$(1,098)	$128,721
U.S. Government agencies	19,987		92	(82)	19,997
Mortgage-backed securities	58,405		301	(415)	58,291
States and political subdivisions	15,473		450		15,923

Total debt securities	223,668		859	(1,595)	222,932
Equity securities	458				458

Total available for sale securities	$224,126		$859	$(1,595)	$223,390

Held to maturity securities:
U.S. Government agencies	$8,185	$		$(178)	$8,007
States and political subdivisions	37,195		467	(296)	37,366

Total held to maturity securities	$45,380		$467	$(474)	$45,373

December 31, 2016	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses	Fair Value
Available for sale securities:
Debt securities:
U.S. Treasuries	$149,676		$39	$(2,091)	$147,624
U.S. Government agencies	24,973		58	(206)	24,825
Mortgage-backed securities	43,939		74	(1,305)	42,708
States and political subdivisions	17,513		450		17,963

Total debt securities	236,101		621	(3,602)	233,120
Equity securities	458				458

Total available for sale securities	$236,559		$621	$(3,602)	$233,578

Held to maturity securities:
U.S. Government agencies	$10,009	$		$(315)	$9,694
States and political subdivisions	36,677		29	(927)	35,779
Corporate bond	1,464			(2)	1,462

Total held to maturity securities	$48,150		$29	$(1,244)	$46,935

The amortized cost and fair value of debt securities at June 30, 2017 (in thousands), by contractual maturity, are shown on the following page. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale securities:
Due in one year or less	$31,930	$31,885
Due after one year through five years	109,328	109,088
Due after five years through ten years	23,672	23,315
Due after ten years	333	353
Mortgage-backed securities	58,405	58,291

Totals	$223,668	$222,932

Held to maturity securities:
Due in one year or less	$557	$557
Due after one year through five years	11,704	11,784
Due after five years through ten years	19,544	19,611
Due after ten years	13,575	13,421

Totals	$45,380	$45,373

Available for sale and held to maturity securities with gross unrealized losses at June 30, 2017 and December 31, 2016, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows (in thousands):

	Less Than Twelve Months		Over Twelve Months				Total
June 30, 2017:	Fair Value	Gross Unrealized Losses	Fair Value		Gross Unrealized Losses		Fair Value	Gross Unrealized Losses
U.S. Treasuries	$103,761	$1,098	$		$		$103,761	$1,098
U.S. Government agencies	14,729	260					14,729	260
Mortgage-backed securities	21,649	415					21,649	415
States and political subdivisions	11,079	296					11,079	296

TOTAL	$151,218	$2,069	$		$		$151,218	$2,069

December 31, 2016:
U.S. Treasuries	$97,634	$2,091	$		$		$97,634	$2,091
U.S. Government agencies	24,478	521					24,478	521
Mortgage-backed securities	37,663	1,305					37,663	1,305
States and political subdivisions	24,627	926		589		1	25,216	927
Corporate bond				1,462		2	1,462	2

TOTAL	$184,402	$4,843		$2,051		$3	$186,453	$4,846

At June 30, 2017, 21 of 26 securities issued by the U.S. Treasury, 3 of the 6 securities issued by U.S. Government agencies, 30 of the 136 securities issued by states and political subdivisions and 10 of the 26 mortgage-backed securities contained unrealized losses.

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

Proceeds from sales and calls of available for sale securities were $23,703,484 and $21,250,806 during the six months ended June 30, 2017 and 2016, respectively. Available for sale debt securities were sold or called for a realized gain of $136,781 and $90,738 for the six months ended June 30, 2017 and 2016, respectively.

Securities with a fair value of $186,710,004 and $180,659,168 at June 30, 2017 and December 31, 2016, respectively, were pledged to secure public deposits, federal funds purchased and other balances required by law.

5. Loans:

The composition of the loan portfolio at June 30, 2017 and December 31, 2016, is as follows (in thousands):

	June 30, 2017	December 31, 2016
Gaming	$19,278	$31,311
Residential and land development	273	291
Real estate, construction	30,978	32,503
Real estate, mortgage	191,817	206,172
Commercial and industrial	37,319	37,035
Other	6,804	8,043

Total	$286,469	$315,355

The age analysis of the loan portfolio, segregated by class of loans, as of June 30, 2017 and December 31, 2016, is as follows (in thousands):

											Loans Past
											Due Greater
	Number of Days Past Due										Than 90
					Greater		Total			Total	Days &
	30 - 59		60 - 89		Than 90		Past Due		Current	Loans	Still Accruing
June 30, 2017:
Gaming	$		$		$		$		$19,278	$19,278	$
Residential and land development						273		273		273
Real estate, construction		795		117		1,063		1,975	29,003	30,978
Real estate, mortgage		3,759		483		8,551		12,793	179,024	191,817	13
Commercial and industrial		250		199		443		892	36,427	37,319
Other		13						13	6,791	6,804

Total		$4,817		$799		$10,330		$15,946	$270,523	$286,469	$13

December 31, 2016:
Gaming	$		$		$		$		$31,311	$31,311	$
Residential and land development						291		291		291
Real estate, construction		902		216		1,082		2,200	30,303	32,503
Real estate, mortgage		4,608		1,923		4,471		11,002	195,170	206,172
Commercial and industrial		867				8		875	36,160	37,035
Other		44		36		80		160	7,883	8,043

Total		$6,421		$2,175		$5,932		$14,528	$300,827	$315,355	$

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

An analysis of the loan portfolio by loan grade, segregated by class of loans, as of June 30, 2017 and December 31, 2016, is as follows (in thousands):

	Loans With A Grade Of:
	A, B or C	S		D		E		F	Total
June 30, 2017:
Gaming	$19,278	$		$		$		$	$19,278
Residential and land development							273		273
Real estate, construction	28,538		414		375		1,651		30,978
Real estate, mortgage	142,891		16,188		21,867		10,871		191,817
Commercial and industrial	12,258		21,832		2,228		1,001		37,319
Other	6,774				26		4		6,804

Total	$209,739		$38,434		$24,496		$13,800	$	$286,469

December 31, 2016:
Gaming	$31,311	$		$		$		$	$31,311
Residential and land development							291		291
Real estate, construction	29,954		435		517		1,597		32,503
Real estate, mortgage	155,671		17,651		22,901		9,949		206,172
Commercial and industrial	13,926		21,680		867		562		37,035
Other	7,996				42		5		8,043

Total	$238,858		$39,766		$24,327		$12,404	$	$315,355

A loan may be impaired but not on nonaccrual status when the loan is well secured and in the process of collection. Total loans on nonaccrual as of June 30, 2017 and December 31, 2016, are as follows (in thousands):

	June 30, 2017 December 31, 2016
Residential and land development	$273	$291
Real estate, construction	1,651	1,598
Real estate, mortgage	10,822	9,445
Commercial and industrial	955	515
Other	4	5

Total	$13,705	$11,854

Prior to 2016, certain loans were modified by granting interest rate concessions to these customers with such loans being classified as troubled debt restructurings. During 2016 and 2017, the Company did not restructure any additional loans. Specific reserves of $92,000 and $100,000 were allocated to troubled debt restructurings as of June 30, 2017 and December 31, 2016, respectively. The Bank had no commitments to lend additional amounts to customers with outstanding loans classified as troubled debt restructurings as of June 30, 2017 and December 31, 2016.

Impaired loans, which include loans classified as nonaccrual and troubled debt restructurings, segregated by class of loans, as of June 30, 2017 and December 31, 2016, are as follows (in thousands):

	Unpaid			Average	Interest
	Principal	Recorded	Related	Recorded	Income
	Balance	Investment	Allowance	Investment	Recognized
June 30, 2017:
With no related allowance recorded:
Real estate, construction	$1,570	$1,096	$	$1,126	$
Real estate, mortgage	11,131	10,170		10,223	16
Commercial and industrial	941	903		917

Total	13,642	12,169		12,266	16

With a related allowance recorded:
Residential and land development	273	273	58	281
Real estate, construction	774	555	122	563
Real estate, mortgage	2,703	1,809	311	1,827	14
Commercial and industrial	52	52	43	52
Other	4	4	1	4

Total	3,806	2,693	535	2,727	14

Total by class of loans:
Residential and land development	273	273	58	281
Real estate, construction	2,344	1,651	122	1,689
Real estate, mortgage	13,834	11,979	311	12,050	30
Commercial and industrial	993	955	43	969
Other	4	4	1	4

Total	$17,448	$14,862	$535	$14,993	$30

	Unpaid			Average	Interest
	Principal	Recorded	Related	Recorded	Income
	Balance	Investment	Allowance	Investment	Recognized
December 31, 2016:
With no related allowance recorded:
Real estate, construction	$2,023	$1,331	$	$1,395	$
Real estate, mortgage	11,811	9,282		10,582	23
Commercial and industrial	553	515		538

Total	14,387	11,128		12,515	23

With a related allowance recorded:
Residential and land development	291	291	66	304
Real estate, construction	267	267	141	283
Real estate, mortgage	1,347	1,347	195	1,080	30
Other	5	5	1	1

Total	1,910	1,910	403	1,668	30

Total by class of loans:
Residential and land development	291	291	66	304
Real estate, construction	2,290	1,598	141	1,678
Real estate, mortgage	13,158	10,629	195	11,662	53
Commercial and industrial	553	515		538
Other	5	5	1	1

Total	$16,297	$13,038	$403	$14,183	$53

6. Allowance for Loan Losses:

Transactions in the allowance for loan losses for the quarters and six months ended June 30, 2017 and 2016, and the balances of loans, individually and collectively evaluated for impairment, as of June 30, 2017 and 2016, are as follows (in thousands):

			Residential and
			Land	Real Estate,	Real Estate,	Commercial
	Gaming		Development	Construction	Mortgage	and Industrial	Other	Total
For the Six Months Ended June 30, 2017:
Allowance for Loan Losses:
Beginning balance		$545	$66	$199	$3,800	$651	$205	$5,466
Charge-offs					(8)		(95)	(103)
Recoveries				12	8	11	31	62
Provision		(149)	(8)	21	116	10	66	56

Ending Balance		$396	$58	$232	$3,916	$672	$207	$5,481

For the Quarter Ended June 30, 2017:
Allowance for Loan Losses:
Beginning Balance		$377	$66	$211	$3,936	$683	$209	$5,482
Charge-offs					(8)		(36)	(44)
Recoveries				2			11	13
Provision		19	(8)	19	(12)	(11)	23	30

Ending Balance		$396	$58	$232	$3,916	$672	$207	$5,481

Allowance for Loan Losses, June 30, 2017:
Ending balance: individually evaluated for impairment	$		$58	$122	$580	$247	$17	$1,024

Ending balance: collectively evaluated for impairment		$396	$	$110	$3,336	$425	$190	$4,457

Total Loans, June 30, 2017:
Ending balance: individually evaluated for impairment	$		$273	$2,026	$32,738	$3,229	$30	$38,296

Ending balance: collectively evaluated for impairment		$19,278	$	$28,952	$159,079	$34,090	$6,774	$248,173

			Residential and
			Land	Real Estate,	Real Estate,	Commercial
	Gaming		Development	Construction	Mortgage	and Industrial	Other	Total
For the Six Months Ended June 30, 2016:
Allowance for Loan Losses:
Beginning balance		$582	$189	$589	$5,382	$1,075	$253	$8,070
Charge-offs				(173)	(553)	(509)	(94)	(1,329)
Recoveries				38	99	60	34	231
Provision			13	(79)	48	92	63	137

Ending Balance		$582	$202	$375	$4,976	$718	$256	$7,109

For the Quarter Ended June 30, 2016:
Allowance for Loan Losses:
Beginning Balance		$567	$195	$452	$5,414	$686	$250	$7,564
Charge-offs				(84)	(538)		(44)	(666)
Recoveries				37	92	45	13	187
Provision		15	7	(30)	8	(13)	37	24

Ending Balance		$582	$202	$375	$4,976	$718	$256	$7,109

Allowance for Loan Losses, June 30, 2016:
Ending balance: individually evaluated for impairment	$		$109	$243	$1,364	$147	$3	$1,866

Ending balance: collectively evaluated for impairment		$582	$93	$132	$3,612	$571	$253	$5,243

Total Loans, June 30, 2016:
Ending balance: individually evaluated for impairment	$		$300	$2,732	$36,606	$2,043	$19	$41,700

Ending balance: collectively evaluated for impairment		$30,421	$610	$36,549	$171,043	$39,002	$7,100	$284,725

7. Deposits:

Time deposits of $100,000 or more at June 30, 2017 and December 31, 2016 included brokered deposits of $5,000,000, which mature in 2017.

Time deposits of $250,000 or more totaled approximately $29,260,000 and $25,143,000 at June 30, 2017 and December 31, 2016, respectively.

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

The balances of available for sale securities, which are the only assets measured at fair value on a recurring basis, by level within the fair value hierarchy and by investment type, as of June 30, 2017 and December 31, 2016 are as follows (in thousands):

	Total	Fair Value Measurements Using
		Level 1	Level 2	Level 3
June 30, 2017:
U.S. Treasuries	$128,721	$	$128,721	$
U.S. Government agencies	19,997		19,997
Mortgage-backed securities	58,291		58,291
States and political subdivisions	15,923		15,923
Equity securities	458		458

Total	$223,390	$	$223,390	$

December 31, 2016:
U.S. Treasuries	$147,624	$	$147,624	$
U.S. Government agencies	24,825		24,825
Mortgage-backed securities	42,708		42,708
States and political subdivisions	17,963		17,963
Equity securities	458		458

Total	$233,578	$	$233,578	$

Impaired loans, which are measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of June 30, 2017 and December 31, 2016 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
June 30, 2017	$4,901	$	$	$4,901
December 31, 2016	5,006			5,006

Other real estate, which is measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of June 30, 2017 and December 31, 2016 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
June 30, 2017	$7,358	$	$	$7,358
December 31, 2016	8,513			8,513

The following table presents a summary of changes in the fair value of other real estate which is measured using level 3 inputs (in thousands):

	For the Six	For the Year
	Months Ended	Ended
	June 30, 2017	December 31, 2016
Balance, beginning of period	$8,513	$9,916
Loans transferred to ORE	45	1,903
Sales	(979)	(2,524)
Writedowns	(221)	(782)

Balance, end of period	$7,358	$8,513

The carrying value and estimated fair value of financial instruments, by level within the fair value hierarchy, at June 30, 2017 and December 31, 2016, are as follows (in thousands):

	Carrying	Fair Value Measurements Using
	Amount	Level 1	Level 2		Level 3		Total
June 30, 2017:
Financial Assets:
Cash and due from banks	$49,531	$49,531	$		$		$49,531
Available for sale securities	223,390			223,390			223,390
Held to maturity securities	45,380			45,373			45,373
Other investments	2,722	2,722					2,722
Federal Home Loan Bank stock	543			543			543
Loans, net	280,988					273,442	273,442
Other real estate	7,358					7,358	7,358
Cash surrender value of life insurance	18,050			18,050			18,050
Financial Liabilities:
Deposits:
Non-interest bearing	127,739	127,739					127,739
Interest bearing	414,593					415,158	415,158
Borrowings from Federal Home Loan Bank	1,229			1,525			1,525

December 31, 2016:
Financial Assets:
Cash and due from banks	$41,116	$41,116	$		$		$41,116
Available for sale securities	233,578			233,578			233,578
Held to maturity securities	48,150			46,935			46,935
Other investments	2,693	2,693					2,693
Federal Home Loan Bank stock	539			539			539
Loans, net	309,889					313,613	313,613
Other real estate	8,513					8,513	8,513
Cash surrender value of life insurance	19,249			19,249			19,249
Financial Liabilities:
Deposits:
Non-interest bearing	132,381	132,381					132,381
Interest bearing	442,635					442,937	442,937
Borrowings from Federal Home Loan Bank	6,257			6,491			6,491

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued several new accounting standards updates for the first half of 2017 which are disclosed in the Notes to Unaudited Consolidated Financial Statements. The Company does not generally expect that these updates will have a material effect on its financial position or results of operations but the effect of ASU 2016-13 is still being considered.

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

GAAP Reconciliation and Explanation

This Form 10-Q contains non-GAAP financial measures determined by methods other than in accordance with GAAP. Such non-GAAP financial measures include taxable equivalent interest income and taxable equivalent net interest income. Management uses these non-GAAP financial measures because it believes they are useful for evaluating our operations and performance over periods of time, as well as in managing and evaluating our business and in discussions about our operations and performance. Management believes these non-GAAP financial measures provide users of our financial information with a meaningful measure for assessing our financial results, as well as comparison to financial results for prior periods. These non-GAAP financial measures should not be considered as a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled financial measures used by other companies. A reconciliation of these operating performance measures to GAAP performance measures for the three months and six months ended June 30, 2017 and 2016 is included in the table on the following page.

RECONCILIATION OF NON-GAAP PERFORMANCE MEASURES (In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest income reconciliation:
Interest income - taxable equivalent	$4,739	$4,712	$9,481	$9,649
Taxable equivalent adjustment	(141)	(162)	(282)	(319)

Interest income (GAAP)	$4,598	$4,550	$9,199	$9,330

Net interest income reconciliation:
Net interest income - taxable equivalent	$4,394	$4,445	$8,857	$9,140
Taxable equivalent adjustment	(141)	(162)	(282)	(319)

Net interest income (GAAP)	$4,253	$4,283	$8,575	$8,821

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

The Company earned net income of $1,153,000 for the second quarter of 2017 compared with net income of $61,000 for the second quarter of 2016 and earned net income of $1,227,000 for the first two quarters of 2017 compared with net income of $137,000 for the first two quarters of 2016. Results in 2017 for both time periods were significantly impacted by a non-recurring gain of $429,000 from the redemption of death benefits on bank owned life insurance and a tax benefit of $338,000, which reflects a correction to expected refunds for prior years.

Managing the net interest margin in the Company’s highly competitive market and in context of larger economic conditions has been very challenging and will continue to be so, for the foreseeable future. Net interest income for the second quarter of 2017 as compared with the second quarter of 2016 decreased $30,000 as the reduction in interest and fees on loans was offset by the increase in interest and dividends on securities. Net interest income for the two quarters ended June 30, 2017, decreased $246,000 as the decrease in interest and fees on loans decreased more than the increase in interest and dividends on investments.

Monitoring asset quality, estimating potential losses in our loan portfolio and addressing non-performing loans continue to be emphasized during these difficult economic times, as the local economy continues to negatively impact collateral values and borrowers’ ability to repay their loans. The provision for the allowance for loan losses was $30,000 and $56,000 for the second quarter and first two quarters of 2017, respectively, compared with $24,000 and $ 137,000, respectively, for the second quarter and first two quarters of 2016. The Company is working diligently to address and reduce its non-performing assets. The Company’s nonaccrual loans totaled $13,705,000 and $11,854,000 at June 30, 2017 and December 31, 2016, respectively. Most of these loans are collateral-dependent, and the Company has rigorously evaluated the value of its collateral to determine potential losses.

Non-interest income increased $647,000 and $546,000 for the second quarter and first two quarters of 2017 as compared with 2016 results as a result of the gain discussed in the Overview.

Non-interest expense decreased $65,000 and $293,000 for the second quarter and first two quarters of 2017 as compared with 2016 results. This decrease for the second quarter of 2017 was the result of decreases in net occupancy expenses of $72,000 and FDIC and state banking assessments of $104,000, which were partially offset by an increase in Other real estate expense of $145,000 as compared with 2016. This decrease for the first two quarters of 2017 was the result of decreases in net occupancy expenses of $184,000, FDIC and state banking assessments of $232,000, and Other real estate expense of $144,000, which were partially offset by an increase in Other expense as compared with 2016.

Total assets at June 30, 2017 decreased $34,253,000 as compared with December 31, 2016. Total loans decreased $28,886,000 as principal payments, maturities, charge-offs and foreclosures relating to existing loans outpaced new loans. Total deposits decreased $32,684,000 at June 30, 2017 as compared with December 31, 2016 as customers in the casino industry and county and municipal entities reallocate their resources periodically.

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

Quarter Ended June 30, 2017 as Compared with Quarter Ended June 30, 2016

The Company’s average interest-earning assets increased approximately $7,686,000, or 1%, from approximately $597,507,000 for the second quarter of 2016 to approximately $605,173,000 for the second quarter of 2017. Average balances due from financial institutions increased approximately $17,246,000 and Held to maturity taxable securities increased approximately $26,947,000 as a result of the decrease in average loans. The Company’s average loans decreased approximately $34,266,000 as principal payments, maturities, charge-offs and foreclosures relating to existing loans outpaced new loans.

The average yield on earning assets decreased by 2 basis points, from 3.15% for the second quarter of 2016 to 3.13% for the second quarter of 2017. The yield on average loans increased from 4.31% for the second quarter of 2016 to 4.44% for the second quarter of 2017 primarily as a result of the effect of the increase in prime rate during December 2016 on the Company’s floating rate loans. The yield on average taxable available for sale securities increased from 1.27% for the second quarter of 2016 to 1.50% for the second quarter of 2017 as the Company has changed its investment strategy to improve yield while not compromising duration and credit risk.

Average interest-bearing liabilities decreased approximately $2,996,000, or 1%, from approximately $445,926,000 for the second quarter of 2016 to approximately $442,930,000 for the second quarter of 2017. Average time deposits increased $4,136,000 as a result of a promotion on these accounts. Average borrowings from the Federal Home Loan Bank decreased approximately $7,057,000 due to the liquidity needs of the bank subsidiary.

The average rate paid on interest-bearing liabilities for the second quarter of 2016 was .24% as compared with .31% for the second quarter of 2017 as the Company was able to pay off lower rate borrowings from FHLB.

The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 2.98% for the second quarter of 2016 as compared with 2.90% for the second quarter of 2017.

Six Months Ended June 30, 2017 as Compared with Six Months Ended June 30, 2016

The Company’s average interest-earning assets increased approximately $14,367,000, or 2%, from approximately $599,974,000 for the first two quarters of 2016 to approximately $614,341,000 for the first two quarters of 2017. Average balances due from financial institutions increased approximately $8,945,000 and held to maturity taxable securities increased approximately $ 27,556,000 as a result of the decrease in average loans. The Company’s average loans decreased approximately $32,515,000 as principal payments, maturities, charge-offs and foreclosures relating to existing loans outpaced new loans.

The average yield on earning assets decreased by 13 basis points, from 3.22% for the first two quarters of 2016 to 3.09% for the first two quarters of 2017. The yield on average taxable available for sale securities increased from 1.38% for the first two quarters of 2016 to 1.47% for the first two quarters of 2017 as the Company has changed its investment strategy to improve yield while not compromising duration and credit risk.

Average interest-bearing liabilities increased approximately $6,377,000, or 1%, from approximately $447,914,000 for the first two quarters of 2016 to approximately $454,291,000 for the first two quarters of 2017. Average savings and interest bearing DDA balances increased approximately $10,940,000 and average time deposits increased $3,773,000 primarily as several large commercial customers reallocate their balances periodically. Average borrowings from the Federal Home Loan Bank decreased approximately 8,336,000 due to the liquidity needs of the bank subsidiary.

The average rate paid on interest-bearing liabilities for the first two quarters of 2016 was .23% compared with ..27% for the first two quarters of 2017 as a result of the increase in prime rate.

The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 3.05% for the first two quarters of 2016 as compared with 2.88% for the first two quarters of 2017.

The tables on the following pages analyze the changes in tax-equivalent net interest income for the quarters and six months ended June 30, 2017 and 2016.

Analysis of Average Balances, Interest Earned/Paid and Yield

(In Thousands)

	Quarter Ended June 30, 2017			Quarter Ended June 30, 2016
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate
Loans (2)(3)	$296,765	$3,295	4.44%	$331,031	$3,568	4.31%
Balances due from depository institutions	47,345	135	1.14%	30,099	54	0.72%
HTM:
Taxable	27,022	157	2.32%	75	1	0.01%
Non taxable (1)	19,259	182	3.78%	20,174	189	3.75%
AFS:
Taxable	197,593	742	1.50%	192,579	610	1.27%
Non taxable (1)	16,208	225	5.55%	21,449	288	5.37%
Other	1,001	3	1.20%	2,100	2	0.38%

Total	$605,193	$4,739	3.13%	$597,507	$4,712	3.15%

Savings & interest-bearing DDA	$358,889	$181	0.20%	$358,964	$115	0.13%
Time deposits	82,807	155	0.75%	78,671	109	0.55%
Borrowings from
FHLB	1,234	9	2.92%	8,291	43	2.07%

Total	$442,930	$345	0.31%	$445,926	$267	0.24%

Net tax-equivalent spread			2.82%			2.91%

Net tax-equivalent margin on earning assets			2.90%			2.98%

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2017 and 2016. See disclosure of Non-GAAP financial measures on pages 31 and 32.
(2)	Loan fees of $114 and $83 for 2017 and 2016, respectively, are included in these figures.
(3)	Includes nonaccrual loans.

Analysis of Average Balances, Interest Earned/Paid and Yield

(In Thousands)

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate
Loans (2)(3)	$301,975	$6,569	4.35%	$334,490	$7,265	4.34%
Balances due from depository institutions	39,644	236	1.19%	30,699	117	0.76%
HTM:
Taxable	27,594	317	2.30%	38	1	0.01%
Non taxable (1)	19,462	364	3.74%	19,216	350	3.64%
AFS:
Taxable	207,983	1,528	1.47%	191,413	1,318	1.38%
Non taxable (1)	16,683	461	5.53%	22,019	588	5.34%
Other	1,000	6	1.20%	2,099	10	0.95%

Total	$614,341	$9,481	3.09%	$599,974	$9,649	3.22%

Savings & interest-bearing DDA	$372,148	$317	0.17%	$361,208	$214	0.12%
Time deposits	80,570	283	0.70%	76,797	210	0.55%
Borrowings from
FHLB	1,573	24	3.05%	9,909	85	1.72%

Total	$454,291	$624	0.27%	$447,914	$509	0.23%

Net tax-equivalent spread			2.81%			2.99%

Net tax-equivalent margin on earning assets			2.88%			3.05%

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2017 and 2016. See disclosure of Non-GAAP financial measures on pages 31 and 32.
(2)	Loan fees of $179 and $195 for 2017 and 2016, respectively, are included in these figures.
(3)	Includes nonaccrual loans.

Analysis of Changes in Interest Income and Interest Expense

(In Thousands)

	For the Quarter Ended
	June 30, 2017 compared with June 30, 2016
	Volume		Rate	Rate/Volume		Total
Interest earned on:
Loans		$(369)	$107		$(11)	$(273)
Balances due from financial institutions		31	32		18	81
Held to maturity securities:
Taxable					157	157
Non taxable		(9)	2			(7)
Available for sale securities:
Taxable		16	113		3	132
Non taxable		(71)	10		(2)	(63)
Other		(1)	4		(2)	1

Total		$(403)	$268		$163	$28

Interest paid on:
Savings & interest-bearing DDA	$		$66	$		$66
Time deposits		6	38		2	46
Borrowings from FHLB		(37)	25		(22)	(34)

Total		$(31)	$129		$(20)	$78

Analysis of Changes in Interest Income and Interest Expense

(In Thousands)

	For the Six Months Ended
	June 30, 2017 compared with June 30, 2016
	Volume	Rate	Rate/Volume	Total
Interest earned on:
Loans	$(706)	$11	$(1)	$(696)
Balances due from financial institutions	34	66	19	119
Held to maturity securities:
Taxable			316	316
Non taxable	5	9		14
Available for sale securities:
Taxable	114	89	8	211
Non taxable	(142)	20	(5)	(127)
Other	(6)	3	(1)	(4)

Total	$(701)	$198	$336	$(167)

Interest paid on:
Savings & interest-bearing DDA	$6	$94	$3	$103
Time deposits	10	60	3	73
Borrowings from FHLB	(71)	66	(56)	(61)

Total	$(55)	$220	$(50)	$115

Provision for the Allowance for Loan Losses

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

The Company’s analysis includes evaluating the current values of collateral securing all nonaccrual loans. Even though nonaccrual loans were $13,705,000 and $11,854,000 at June 30, 2017 and December 31, 2016, respectively, specific reserves of only $443,000 and $317,000, respectively, have been allocated to these loans as collateral values appear sufficient to cover loan losses or the loan balances have been charged down to their realizable value.

The Company’s on-going, systematic evaluation resulted in the Company recording a provision for the allowance for loan losses of $30,000 and $24,000 for the second quarters of 2017 and 2016, respectively, and $56,000 and $137,000 for the first two quarters of 2017 and 2016, respectively. The allowance for loan losses as a percentage of loans was 1.91% and 1.73% at June 30, 2017 and December 31, 2016, respectively. The Company believes that its allowance for loan losses is appropriate as of June 30, 2017.

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

Non-interest income

Quarter Ended June 30, 2017 as Compared with Quarter Ended June 30, 2016

Non-interest income increased $647,000 for the second quarter of 2017 as compared with the second quarter of 2016 primarily as the result of the increase in gain on liquidation, sales and calls of securities and the gain from death benefits from life insurance. The Company had more opportunities to sell securities in order to generate gains in the current year and, as a result, recognized $109,000 more in 2017 as compared with 2016. As a result of the death of a participant in the Company’s deferred compensation plans during 2017, a non-recurring gain of $429,000 from the redemption of bank owned life insurance was recorded.

Six Months Ended June 30, 2017 as Compared with Six Months Ended June 30, 2016

Non-interest income increased $546,000 for the first two quarters of 2017 as compared with the first two quarters of 2016 primarily as the result of the increase in gain on liquidation, sales and calls of securities and income from other investments as well as the gain from death benefits from life insurance. The Company had more opportunities to sell securities in order to generate gains in the current year and, as a result, recognized $46,000 more in 2017 as compared with 2016. Income from other investments increased $42,000 from operations of the investment in a low income housing partnership as a result of increased occupancy in 2017 as compared with 2016. As a result of the death of a participant in the Company’s deferred compensation plans during 2017, a non-recurring gain of $429,000 from the redemption of bank owned life insurance was recorded.

Non-interest expense

Quarter Ended June 30, 2017 as Compared with Quarter Ended June 30, 2016

Total non-interest expense decreased $65,000 for the second quarter of 2017 as compared with the first quarter of 2016. Net occupancy decreased $72,000, FDIC and state banking assessments decreased $104,000 and other real estate expense increased $145,000 in 2017 as compared with 2016.

Net occupancy expense decreased as result of the Company’s efforts to decrease its telecommunication and insurance costs.

FDIC and state banking assessments decreased as the regulators decreased the premiums for deposit insurance in the current year.

ORE expense increased due to the increase in writedowns in the value of ORE.

Six Months Ended June 30, 2017 as Compared with Six Months Ended June 30, 2016

Total non-interest expense decreased $293,000 for the first two quarters of 2017 as compared with the first two quarters of 2016. Net occupancy decreased $184,000, FDIC and state banking assessments decreased $232,000, other real estate expense decreased $144,000 and other expense increased $174,000 in 2017 as compared with 2016.

Net occupancy expense decreased as result of the Company’s efforts to decrease its telecommunication and insurance costs.

FDIC and state banking assessments decreased as the regulators decreased the premiums for deposit insurance in the current year.

ORE expense decreased due to the decrease in writedowns in the value of ORE.

Other expense increased primarily as the Company engaged consultants to assist with several projects related to improving I/T security and operations.

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

For the year ended December 31, 2014, the Company estimated it would be able to carryback net operating losses and general business credits resulting in Federal refunds totaling $300,000. Accordingly, a $300,000 income tax receivable was recorded at December 31, 2014. Upon preparation of the amended 2011 and 2012 Federal tax returns, the actual refunds recoverable were $642,000. As a result, the Company recorded an income tax benefit of $338,000 during the second quarter of 2017 as an immaterial correction of an error.

FINANCIAL CONDITION

Cash and due from banks increased $8,415,000 at June 30, 2017, compared with December 31, 2016 in the management of the bank subsidiary’s liquidity position.

Available for sale securities decreased $10,188,000 at June 30, 2017, as compared with December 31, 2016. This is the result of the Company investing some of the proceeds of maturities of these securities in cash to meet liquidity needs.

Loan decreased $28,886,000 at June 30, 2017, as compared with December 31, 2016 as principal payments, maturities, charge-offs and foreclosures relating to existing loans outpaced new loans.

Insurance proceeds receivable is the amount due the bank subsidiary from the death benefits on bank owned life insurance.

Total deposits decreased $32,684,000 at June 30, 2017, as compared with December 31, 2016. Typically, significant increases or decreases in total deposits and/or significant fluctuations among the different types of deposits from quarter to quarter are anticipated by Management as customers in the casino industry and county and municipal entities reallocate their resources periodically.

SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY

Strength, security and stability have been the hallmark of the Company since its founding in 1985 and of its bank subsidiary since its founding in 1896. A strong capital foundation is fundamental to the continuing prosperity of the Company and the security of its customers and shareholders.

As of June 30, 2017, the most recent notification from the Federal Deposit Insurance Corporation categorized the bank subsidiary as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the bank subsidiary must have a Total risk-based capital ratio of 10.00% or greater, a Common Equity Tier 1 Capital ratio of 6.50% or greater, a Tier 1 risk-based capital ratio of 8.00% or greater and a Leverage capital ratio of 5.00% or greater. As of January 1, 2017, the Company must have a capital conservation buffer above these requirements of 1.25% for 2017. There are no conditions or events since that notification that Management believes have changed the bank subsidiary’s category.

The Company’s actual capital amounts and ratios and required minimum capital amounts and ratios as of June 30, 2017 and December 31, 2016, are as follows (in thousands):

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
June 30, 2017:
Total Capital (to Risk Weighted Assets)	$96,205	24.53%	$31,376	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	91,295	23.28%	17,649	4.50%
Tier 1 Capital (to Risk Weighted Assets)	91,295	23.28%	23,532	6.00%
Tier 1 Capital (to Average Assets)	91,295	13.11%	27,863	4.00%
December 31, 2016:
Total Capital (to Risk Weighted Assets)	$95,262	22.94%	$33,220	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	90,068	21.69%	18,687	4.50%
Tier 1 Capital (to Risk Weighted Assets)	90,068	21.69%	24,915	6.00%
Tier 1 Capital (to Average Assets)	90,068	13.12%	27,464	4.00%

The actual capital amounts and ratios and required minimum capital amounts and ratios for the Bank as of June 30, 2017 and December 31, 2016, are as follows (in thousands):

			For Capital Adequacy
	Actual		Purposes		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2017:
Total Capital (to Risk Weighted Assets)	$92,877	23.85%	$31,158	8.00%	$38,947	10.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	88,001	22.59%	17,526	4.50%	25,316	6.50%
Tier 1 Capital (to Risk Weighted Assets)	88,001	22.59%	23,368	6.00%	31,158	8.00%
Tier 1 Capital (to Average Assets)	88,001	12.95%	27,176	4.00%	33,969	5.00%
December 31, 2016:
Total Capital (to Risk Weighted Assets)	$91,882	22.29%	$32,975	8.00%	$41,219	10.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	86,726	21.04%	18,548	4.50%	26,792	6.50%
Tier 1 Capital (to Risk Weighted Assets)	86,726	21.04%	24,731	6.00%	32,975	8.00%
Tier 1 Capital (to Average Assets)	86,726	12.47%	27,820	4.00%	34,775	5.00%

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

Item 4: Controls and Procedures

As of June 30, 2017, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the period ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

The Bank is involved in various legal matters and claims which are being defended and handled in the ordinary course of business. None of these matters is expected, in the opinion of Management, to have a material adverse effect upon the financial position or results of operations of the Company.

Item 5: Other Information

None.

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 31.1:	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

Exhibit 31.2:	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

Exhibit 32.1:	Certification of Chief Executive Officer Pursuant to 18 U.S.C. ss. 1350

Exhibit 32.2:	Certification of Chief Financial Officer Pursuant to 18 U.S.C. ss. 1350

Exhibit 101	The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Condition at June 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Income for the quarters and six months ended June 30, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the quarters and six months ended June 30, 2017 and 2016, (iv) Consolidated Statement of Changes in Shareholders’ Equity for the six months ended June 30, 2017, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016 and (vi) Notes to the Unaudited Consolidated Financial Statements for the six months ended June 30, 2017 and 2016.

(b) Reports on Form 8-K

A Form 8-K was filed on April 26, 2017, April 27, 2017 and July 26, 2017.

SIGNATURES

Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL CORPORATION
(Registrant)

Date:	August 11, 2017

By:
/s/ Chevis C. Swetman
Chevis C. Swetman
Chairman, President and Chief Executive Officer
(principal executive officer)

Date:	August 11, 2017

By:	/s/ Lauri A. Wood
Lauri A. Wood
Chief Financial Officer and Controller
(principal financial and accounting officer)