Form 10-Q
period 2017-09-30
PEOPLES FINANCIAL CORP /MS/
filed 2017-11-13
CIK 770460

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 September 30, 2017

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date. Peoples Financial Corporation has only one class of common stock authorized. At October 31, 2017, there were 15,000,000 shares of $1 par value common stock authorized, with 5,123,186 shares issued and outstanding.

Part 1 - Financial Information

Item 1: Financial Statements

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition

(in thousands except share data)

	September 30, 2017	December 31, 2016
	(unaudited)	(audited)
Assets
Cash and due from banks	$42,278	$41,116
Available for sale securities	245,788	233,578
Held to maturity securities, fair value of $49,303 at September 30, 2017; $46,935 at December 31, 2016	49,405	48,150
Other investments	2,729	2,693
Federal Home Loan Bank Stock, at cost	544	539
Loans	272,823	315,355
Less: Allowance for loan losses	6,152	5,466

Loans, net	266,671	309,889
Bank premises and equipment, net of accumulated depreciation	20,541	21,644
Other real estate	8,081	8,513
Accrued interest receivable	1,991	1,855
Cash surrender value of life insurance	18,153	19,249
Other assets	806	788

Total assets	$656,987	$688,014

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition (continued)

(in thousands except share data)

	September 30, 2017	December 31, 2016
	(unaudited)	(audited)
Liabilities and Shareholders’ Equity Liabilities:
Deposits:
Demand, non-interest bearing	$147,975	$132,381
Savings and demand, interest bearing	310,725	364,975
Time, $100,000 or more	55,719	38,650
Other time deposits	30,648	39,010

Total deposits	545,067	575,016
Borrowings from Federal Home Loan Bank	1,216	6,257
Employee and director benefit plans liabilities	17,217	16,768
Other liabilities	1,688	1,512

Total liabilities	565,188	599,553
Shareholders’ Equity:
Common stock, $1 par value, 15,000,000 shares authorized, 5,123,186 shares issued and outstanding at September 30, 2017 and December 31, 2016	5,123	5,123
Surplus	65,780	65,780
Undivided profits	20,730	19,318
Accumulated other comprehensive income (loss), net of tax	166	(1,760)

Total shareholders’ equity	91,799	88,461

Total liabilities and shareholders’ equity	$656,987	$688,014

See notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Income

(in thousands except per share data) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest income:
Interest and fees on loans	$3,165	$3,568	$9,734	$10,833
Interest and dividends on securities:
U.S. Treasuries	413	283	1,203	740
U.S. Government agencies	126	161	404	728
Mortgage-backed securities	343	137	876	414
States and political subdivisions	420	333	1,199	954
Corporate bonds		7	8	23
Other investments	8	9	14	19
Interest on balances due from depository institutions	148	95	384	212

Total interest income	4,623	4,593	13,822	13,923

Interest expense:
Deposits	381	237	981	661
Borrowings from Federal Home Loan Bank	8	30	32	115

Total interest expense	389	267	1,013	776

Net interest income	4,234	4,326	12,809	13,147
Provision for allowance for loan losses	29		85	137

Net interest income after provision for allowance for loan losses	$4,205	$4,326	$12,724	$13,010

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Income (continued)

(in thousands except per share data) (unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016		2017	2016
Non-interest income:
Trust department income and fees	$430		$429	$1,224		$1,192
Service charges on deposit accounts	947		946	2,799		2,796
Gain on liquidation, sales and calls of securities			67	137		158
Income (loss) from other investments	7		(14)	36		(27)
Increase in cash surrender value of life insurance	98		102	326		295
Gain from death benefits from life insurance				429
Other income	128		236	376		523

Total non-interest income	1,610		1,766	5,327		4,937

Non-interest expense:
Salaries and employee benefits	2,746		2,776	8,344		8,305
Net occupancy	493		559	1,548		1,798
Equipment rentals, depreciation and maintenance	722		763	2,251		2,229
FDIC and state banking assessments	130		232	327		661
Data processing	322		334	972		1,006
ATM expense	141		147	399		422
Other real estate expense	305		26	635		500
Other expense	720		849	2,450		2,405

Total non-interest expense	5,579		5,686	16,926		17,326

Income before income taxes	236		406	1,125		621
Income tax expense (benefit)				(338)		78

Net income	$236		$406	$1,463		$543

Basic and diluted earnings per share	$.05		$.08	$.29		$.10

Dividends declared per share	$.01	$		$.01	$

See notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$236	$406	$1,463	$543
Other comprehensive income (loss):
Net unrealized gain (loss) on available for sale securities	(319)	(598)	2,063	2,132
Reclassification adjustment for realized gain on available for sale securities called or sold		(67)	(137)	(158)

Total other comprehensive income (loss)	(319)	(665)	1,926	1,974

Total comprehensive income (loss)	$(83)	$(259)	$3,389	$2,517

See notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

(in thousands except share and per share data)

	Number of Common Shares	Common Stock	Surplus	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2017	5,123,186	$5,123	$65,780	$19,318	$(1,760)	$88,461
Net income				1,463		1,463
Dividend declared ($.01 per share)				(51)		(51)
Other comprehensive income					1,926	1,926

Balance, September 30, 2017	5,123,186	$5,123	$65,780	$20,730	$166	$91,799

Note: Balances as of January 1, 2017 were audited.

See notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands) (unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$1,463	$543
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,426	1,356
Provision for allowance for loan losses	85	137
Writedown of other real estate	397	420
(Gains) losses on sales of other real estate	95	(199)
(Income) loss from other investments	(36)	27
Gain from death benefits from life insurance	(429)
Amortization of held to maturity securities	190	111
Amortization of available for sale securities	130	17
Gain on sales and calls of securities	(137)	(158)
Change in accrued interest receivable	(136)	155
Increase in cash surrender value of life insurance	(326)	(295)
Change in other assets	(18)	(274)
Change in other liabilities	574	217

Net cash provided by operating activities	$3,278	$2,057

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(in thousands) (unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from investing activities:
Proceeds from maturities, sales and calls of available for sale securities	$58,201	$141,834
Proceeds from maturities of held to maturity securities	7,725	510
Purchases of available for sale securities	(68,478)	(145,832)
Purchases of held to maturity securities	(9,170)	(17,120)
(Purchase) redemption of Federal Home Loan Bank stock	(5)	1,101
Proceeds from sales of other real estate	1,296	2,017
Loans, net change	41,777	10,431
Acquisition of bank premises and equipment	(323)	(583)
Investment in cash surrender value of life insurance	(78)	(85)
Proceeds from death benefits from life insurance	1,929

Net cash provided by (used in) investing activities	32,874	(7,727)

Cash flows from financing activities:
Demand and savings deposits, net change	(38,656)	47,707
Time deposits, net change	8,707	3,146
Borrowings from Federal Home Loan Bank		98,920
Repayments to Federal Home Loan Bank	(5,041)	(110,990)

Net cash provided by (used in) financing activities	(34,990)	38,783

Net increase in cash and cash equivalents	1,162	33,113
Cash and cash equivalents, beginning of period	41,116	31,396

Cash and cash equivalents, end of period	$42,278	$64,509

See notes to consolidated financial statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2017 and 2016

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

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the financial position of the Company and its subsidiaries as of September 30, 2017 and the results of their operations and their cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2016 Annual Report and Form 10-K.

The results of operations for the quarter or nine months ended September 30, 2017, are not necessarily indicative of the results to be expected for the full year.

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

New Accounting Pronouncements - In January 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments - Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings. ASU 2017-03 incorporates into the Accounting Standards

Codification recent SEC guidance about disclosing the effect on financial statements of adopting the revenue, leases and credit losses standards. This update is effective upon issuance. The adoption of this ASU is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. ASU 2017-05 conforms the derecognition guidance on nonfinancial assets with the model for transactions in the new revenue standard. This update will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The adoption of this ASU is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 amends the requirements related to the income statement presentation of the components of net periodic benefit cost for an entity’s sponsored defined benefit pension and other postretirement plans. This update will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The adoption of this ASU is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In March 2017, the FASB issued ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. ASU 2017-08 shortens the amortization period for the premium on such securities to the earliest call date. This update will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The adoption of this ASU is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

2. Earnings Per Share:

Per share data is based on the weighted average shares of common stock outstanding of 5,123,186 for the quarters and nine months ended September 30, 2017 and 2016.

3. Statements of Cash Flows:

The Company has defined cash and cash equivalents as cash and due from banks. The Company paid $1,006,350 and $761,440 for the nine months ended September 30, 2017 and 2016, respectively, for interest on deposits and borrowings. No income tax payments were made during the nine months ended September 30, 2017. Income tax payments of $78,435 were made during the nine months ended September 30, 2016. Loans transferred to other real estate amounted to $1,355,642 and $1,758,764 during the nine months ended September 30, 2017 and 2016, respectively.

4. Investments:

The amortized cost and fair value of securities at September 30, 2017 and December 31, 2016, are as follows (in thousands):

September 30, 2017	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses	Fair Value
Available for sale securities:
Debt securities:
U.S. Treasuries	$134,806		$5	$(1,234)	$133,577
U.S. Government agencies	19,988		70	(86)	19,972
Mortgage-backed securities	77,415		349	(561)	77,203
States and political subdivisions	14,176		402		14,578

Total debt securities	246,385		826	(1,881)	245,330
Equity securities	458				458

Total available for sale securities	$246,843		$826	$(1,881)	$245,788

Held to maturity securities:
U.S. Government agencies	$8,185	$		$(220)	$7,965
States and political subdivisions	41,220		424	(306)	41,338

Total held to maturity securities	$49,405		$424	$(526)	$49,303

December 31, 2016	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses	Fair Value
Available for sale securities:
Debt securities:
U.S. Treasuries	$149,676		$39	$(2,091)	$147,624
U.S. Government agencies	24,973		58	(206)	24,825
Mortgage-backed securities	43,939		74	(1,305)	42,708
States and political subdivisions	17,513		450		17,963

Total debt securities	236,101		621	(3,602)	233,120
Equity securities	458				458

Total available for sale securities	$236,559		$621	$(3,602)	$233,578

Held to maturity securities:
U.S. Government agencies	$10,009	$		$(315)	$9,694
States and political subdivisions	36,677		29	(927)	35,779
Corporate bond	1,464			(2)	1,462

Total held to maturity securities	$48,150		$29	$(1,244)	$46,935

The amortized cost and fair value of debt securities at September 30, 2017 (in thousands), by contractual maturity, are shown on the following page. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale securities:
Due in one year or less	$46,961	$46,895
Due after one year through five years	98,693	98,384
Due after five years through ten years	22,983	22,496
Due after ten years	333	352
Mortgage-backed securities	77,415	77,203

Totals	$246,385	$245,330

Held to maturity securities:
Due in one year or less	$696	$697
Due after one year through five years	11,641	11,724
Due after five years through ten years	20,588	20,576
Due after ten years	16,480	16,306

Totals	$49,405	$49,303

Available for sale and held to maturity securities with gross unrealized losses at September 30, 2017 and December 31, 2016, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows (in thousands):

	Less Than Twelve Months		Over Twelve Months				Total
September 30, 2017:	Fair Value	Gross Unrealized Losses	Fair Value		Gross Unrealized Losses		Fair Value	Gross Unrealized Losses
U.S. Treasuries	$113,777	$1,058		$9,815		$176	$123,592	$1,234
U.S. Government agencies	8,085	90		9,783		216	17,868	306
Mortgage-backed securities	31,326	382		3,902		179	35,228	561
States and political subdivisions	4,729	168		4,054		138	8,783	306

TOTAL	$157,917	$1,698		$27,554		$709	$185,471	$2,407

December 31, 2016:
U.S. Treasuries	$97,634	$2,091	$		$		$97,634	$2,091
U.S. Government agencies	24,478	521					24,478	521
Mortgage-backed securities	37,663	1,305					37,663	1,305
States and political subdivisions	24,627	926		589		1	25,216	927
Corporate bond				1,462		2	1,462	2

TOTAL	$184,402	$4,843		$2,051		$3	$186,453	$4,846

At September 30, 2017, 25 of 27 securities issued by the U.S. Treasury, 4 of the 6 securities issued by U.S. Government agencies, 27 of the 155 securities issued by states and political subdivisions and 16 of the 32 mortgage-backed securities contained unrealized losses.

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

Proceeds from sales and calls of available for sale securities were $23,703,484 and $29,250,806 during the nine months ended September 30, 2017 and 2016, respectively. Available for sale debt securities were sold or called for a realized gain of $136,781 and $157,918 for the nine months ended September 30, 2017 and 2016, respectively.

Securities with a fair value of $180,107,293 and $180,659,168 at September 30, 2017 and December 31, 2016, respectively, were pledged to secure public deposits, federal funds purchased and other balances required by law.

5. Loans:

The composition of the loan portfolio at September 30, 2017 and December 31, 2016, is as follows (in thousands):

	September 30, 2017	December 31, 2016
Gaming	$18,824	$31,311
Residential and land development	273	291
Real estate, construction	30,998	32,503
Real estate, mortgage	190,003	206,172
Commercial and industrial	26,009	37,035
Other	6,716	8,043

Total	$272,823	$315,355

The age analysis of the loan portfolio, segregated by class of loans, as of September 30, 2017 and December 31, 2016, is as follows (in thousands):

	Number of Days Past Due										Loans Past Due Greater Than 90 Days & Still Accruing
	30 - 59		60 - 89		Greater Than 90		Total Past Due		Current	Total Loans
September 30, 2017:
Gaming	$		$		$		$		$18,824	$18,824	$
Residential and land development						273		273		273
Real estate, construction		1,343		130		747		2,220	28,778	30,998
Real estate, mortgage		4,640		139		7,815		12,594	177,409	190,003		256
Commercial and industrial		882		1,364		668		2,914	23,095	26,009
Other		45		8				53	6,663	6,716

Total		$6,910		$1,641		$9,503		$18,054	$254,769	$272,823		$256

December 31, 2016:
Gaming	$		$		$		$		$31,311	$31,311	$
Residential and land development						291		291		291
Real estate, construction		902		216		1,082		2,200	30,303	32,503
Real estate, mortgage		4,608		1,923		4,471		11,002	195,170	206,172
Commercial and industrial		867				8		875	36,160	37,035
Other		44		36		80		160	7,883	8,043

Total		$6,421		$2,175		$5,932		$14,528	$300,827	$315,355	$

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

An analysis of the loan portfolio by loan grade, segregated by class of loans, as of September 30, 2017 and December 31, 2016, is as follows (in thousands):

	Loans With A Grade Of:
	A, B or C	S		D		E		F	Total
September 30, 2017:
Gaming	$18,824	$		$		$		$	$18,824
Residential and land development							273		273
Real estate, construction	29,323				368		1,307		30,998
Real estate, mortgage	142,805		15,833		20,861		10,504		190,003
Commercial and industrial	13,720		9,132		271		2,886		26,009
Other	6,688				24		4		6,716

Total	$211,360		$24,965		$21,524		$14,974	$	$272,823

December 31, 2016:
Gaming	$31,311	$		$		$		$	$31,311
Residential and land development							291		291
Real estate, construction	29,954		435		517		1,597		32,503
Real estate, mortgage	155,671		17,651		22,901		9,949		206,172
Commercial and industrial	13,926		21,680		867		562		37,035
Other	7,996				42		5		8,043

Total	$238,858		$39,766		$24,327		$12,404	$	$315,355

A loan may be impaired but not on nonaccrual status when the loan is well secured and in the process of collection. Total loans on nonaccrual as of September 30, 2017 and December 31, 2016, are as follows (in thousands):

	September 30, 2017	December 31, 2016
Residential and land development	$273	$291
Real estate, construction	1,307	1,598
Real estate, mortgage	9,992	9,445
Commercial and industrial	2,808	515
Other	4	5

Total	$14,384	$11,854

Prior to 2016, certain loans were modified by granting interest rate concessions to these customers with such loans being classified as troubled debt restructurings. During 2016 and 2017, the Company did not restructure any additional loans. Specific reserves of $88,000 and $100,000 were allocated to troubled debt restructurings as of September 30, 2017 and December 31, 2016, respectively. The Bank had no commitments to lend additional amounts to customers with outstanding loans classified as troubled debt restructurings as of September 30, 2017 and December 31, 2016.

Impaired loans, which include loans classified as nonaccrual and troubled debt restructurings, segregated by class of loans, as of September 30, 2017 and December 31, 2016, are as follows (in thousands):

	Unpaid Principal Balance	Recorded Investment	Related Allowance		Average Recorded Investment	Interest Income Recognized
September 30, 2017:
With no related allowance recorded:
Real estate, construction	$1,562	$1,088	$		$1,132	$
Real estate, mortgage	9,354	8,382			9,053		21
Commercial and industrial	2,797	2,758			2,780
Other	4	4			4

Total	13,717	12,232			12,969		21

With a related allowance recorded:
Residential and land development	273	273		49	278
Real estate, construction	219	219		112	230
Real estate, mortgage	3,653	2,769		722	2,751		23
Commercial and industrial	50	50		15	49

Total	4,195	3,311		898	3,308		23

Total by class of loans:
Residential and land development	273	273		49	278
Real estate, construction	1,781	1,307		112	1,362
Real estate, mortgage	13,007	11,151		722	11,804		44
Commercial and industrial	2,847	2,808		15	2,829
Other	4	4			4

Total	$17,912	$15,543		$898	$16,277		$44

	Unpaid Principal Balance	Recorded Investment	Related Allowance		Average Recorded Investment	Interest Income Recognized
December 31, 2016:
With no related allowance recorded:
Real estate, construction	$2,023	$1,331	$		$1,395	$
Real estate, mortgage	11,811	9,282			10,582		23
Commercial and industrial	553	515			538

Total	14,387	11,128			12,515		23

With a related allowance recorded:
Residential and land development	291	291		66	304
Real estate, construction	267	267		141	283
Real estate, mortgage	1,347	1,347		195	1,080		30
Other	5	5		1	1

Total	1,910	1,910		403	1,668		30

Total by class of loans:
Residential and land development	291	291		66	304
Real estate, construction	2,290	1,598		141	1,678
Real estate, mortgage	13,158	10,629		195	11,662		53
Commercial and industrial	553	515			538
Other	5	5		1	1

Total	$16,297	$13,038		$403	$14,183		$53

6. Allowance for Loan Losses:

Transactions in the allowance for loan losses for the quarters and nine months ended September 30, 2017 and 2016, and the balances of loans, individually and collectively evaluated for impairment, as of September 30, 2017 and 2016, are as follows (in thousands):

	Gaming		Residential and Land Development		Real Estate, Construction	Real Estate, Mortgage	Commercial and Industrial	Other	Total
For the Nine Months Ended September 30, 2017:
Allowance for Loan Losses:
Beginning balance		$545		$66	$199	$3,800	$651	$205	$5,466
Charge-offs						(8)	(32)	(158)	(198)
Recoveries				685	31	12	11	60	799
Provision		(119)		(701)	43	854	(99)	107	85

Ending Balance		$426		$50	$273	$4,658	$531	$214	$6,152

For the Quarter Ended September 30, 2017:
Allowance for Loan Losses:
Beginning Balance		$396		$58	$232	$3,916	$672	$207	$5,481
Charge-offs							(32)	(63)	(95)
Recoveries				685	19	4		29	737
Provision		30		(693)	22	738	(109)	41	29

Ending Balance		$426		$50	$273	$4,658	$531	$214	$6,152

Allowance for Loan Losses, September 30, 2017:
Ending balance: individually evaluated for impairment	$			$50	$112	$999	$211	$14	$1,386

Ending balance: collectively evaluated for impairment		$426	$		$161	$3,659	$320	$200	$4,766

Total Loans, September 30, 2017:
Ending balance: individually evaluated for impairment	$			$273	$1,675	$31,365	$3,157	$28	$36,498

Ending balance: collectively evaluated for impairment		$18,824	$		$29,323	$158,638	$22,852	$6,688	$236,325

	Gaming		Residential and Land Development	Real Estate, Construction	Real Estate, Mortgage	Commercial and Industrial	Other	Total
For the Nine Months Ended September 30, 2016:
Allowance for Loan Losses:
Beginning balance		$582	$189	$589	$5,382	$1,075	$253	$8,070
Charge-offs				(173)	(700)	(509)	(153)	(1,535)
Recoveries				57	107	61	50	275
Provision		48	20	(113)	(24)	127	79	137

Ending Balance		$630	$209	$360	$4,765	$754	$229	$6,947

For the Quarter Ended September 30, 2016:
Allowance for Loan Losses:
Beginning Balance		$582	$202	$375	$4,976	$718	$256	$7,109
Charge-offs					(147)		(59)	(206)
Recoveries				19	8	1	16	44
Provision		48	7	(34)	(72)	35	16

Ending Balance		$630	$209	$360	$4,765	$754	$229	$6,947

Allowance for Loan Losses, September 30, 2016:
Ending balance: individually evaluated for impairment	$		$109	$239	$1,311	$218	$17	$1,894

Ending balance: collectively evaluated for impairment		$630	$100	$121	$3,454	$536	$212	$5,053

Total Loans, September 30, 2016:
Ending balance: individually evaluated for impairment	$		$300	$2,285	$35,260	$1,733	$33	$39,611

Ending balance: collectively evaluated for impairment		$33,442	$610	$38,062	$167,348	$37,359	$7,675	$284,496

7. Deposits:

Time deposits of $100,000 or more at December 31, 2016 included brokered deposits of $5,000,000, which matured in 2017.

Time deposits of $250,000 or more totaled approximately $32,483,000 and $25,143,000 at September 30, 2017 and December 31, 2016, respectively.

8. Shareholders’ Equity:

On September 20, 2017, the Company declared a dividend of $ .01 per share. The dividend had a record date of October 2, 2017 and a payment date of October 13, 2017.

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

The balances of available for sale securities, which are the only assets measured at fair value on a recurring basis, by level within the fair value hierarchy and by investment type, as of September 30, 2017 and December 31, 2016 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
September 30, 2017:
U.S. Treasuries	$133,577	$	$133,577	$
U.S. Government agencies	19,972		19,972
Mortgage-backed securities	77,203		77,203
States and political subdivisions	14,578		14,578
Equity securities	458		458

Total	$245,788	$	$245,788	$

December 31, 2016:
U.S. Treasuries	$147,624	$	$147,624	$
U.S. Government agencies	24,825		24,825
Mortgage-backed securities	42,708		42,708
States and political subdivisions	17,963		17,963
Equity securities	458		458

Total	$233,578	$	$233,578	$

Impaired loans, which are measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of September 30, 2017 and December 31, 2016 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
September 30, 2017	$5,134	$	$	$5,134
December 31, 2016	5,006			5,006

Other real estate, which is measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of September 30, 2017 and December 31, 2016 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
September 30, 2017	$8,081	$	$	$8,081
December 31, 2016	8,513			8,513

The following table presents a summary of changes in the fair value of other real estate which is measured using level 3 inputs (in thousands):

	For the Nine Months Ended September 30, 2017	For the Year Ended December 31, 2016
Balance, beginning of period	$8,513	$9,916
Loans transferred to ORE	1,356	1,903
Sales	(1,391)	(2,524)
Writedowns	(397)	(782)

Balance, end of period	$8,081	$8,513

The carrying value and estimated fair value of financial instruments, by level within the fair value hierarchy, at September 30, 2017 and December 31, 2016, are as follows (in thousands):

	Carrying Amount	Fair Value Measurements Using
		Level 1	Level 2		Level 3		Total
September 30, 2017:
Financial Assets:
Cash and due from banks	$42,278	$42,278	$		$		$42,278
Available for sale securities	245,788			245,788			245,788
Held to maturity securities	49,405			49,303			49,303
Other investments	2,729	2,729					2,729
Federal Home Loan Bank stock	544			544			544
Loans, net	266,671					262,170	262,170
Other real estate	8,081					8,081	8,081
Cash surrender value of life insurance	18,153			18,153			18,153
Financial Liabilities:
Deposits:
Non-interest bearing	147,975	147,975					147,975
Interest bearing	397,092					397,562	397,562
Borrowings from Federal Home Loan Bank	1,216			1,509			1,509

	Carrying Amount	Fair value Measurements Using
		Level 1	Level 2		Level 3		Total
December 31, 2016:
Financial Assets:
Cash and due from banks	$41,116	$41,116	$		$		$41,116
Available for sale securities	233,578			233,578			233,578
Held to maturity securities	48,150			46,935			46,935
Other investments	2,693	2,693					2,693
Federal Home Loan Bank stock	539			539			539
Loans, net	309,889					313,613	313,613
Other real estate	8,513					8,513	8,513
Cash surrender value of life insurance	19,249			19,249			19,249
Financial Liabilities:
Deposits:
Non-interest bearing	132,381	132,381					132,381
Interest bearing	442,635					442,937	442,937
Borrowings from Federal Home Loan Bank	6,257			6,491			6,491

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued several new accounting standards updates for the first three quarters of 2017 which are disclosed in the Notes to Unaudited Consolidated Financial Statements. The Company does not generally expect that these updates will have a material effect on its financial position or results of operations but the effect of ASU 2016-13 is still being considered.

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

GAAP Reconciliation and Explanation

This Form 10-Q contains non-GAAP financial measures determined by methods other than in accordance with GAAP. Such non-GAAP financial measures include taxable equivalent interest income and taxable equivalent net interest income. Management uses these non-GAAP financial measures because it believes they are useful for evaluating our operations and performance over periods of time, as well as in managing and evaluating our business and in discussions about our operations and performance. Management believes these non-GAAP financial measures provide users of our financial information with a meaningful measure for assessing our financial results, as well as comparison to financial results for prior periods. These non-GAAP financial measures should not be considered as a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled financial measures used by other companies. A reconciliation of these operating performance measures to GAAP performance measures for the three months and nine months ended September 30, 2017 and 2016 is included in the table on the following page.

RECONCILIATION OF NON-GAAP PERFORMANCE MEASURES (In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest income reconciliation:
Interest income - taxable equivalent	$4,751	$4,753	$14,232	$14,401
Taxable equivalent adjustment	(128)	(160)	(410)	(478)

Interest income (GAAP)	$4,623	$4,593	$13,822	$13,923

Net interest income reconciliation:
Net interest income - taxable equivalent	$4,362	$4,486	$13,219	$13,625
Taxable equivalent adjustment	(128)	(160)	(410)	(478)

Net interest income (GAAP)	$4,234	$4,326	$12,809	$13,147

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

The Company earned net income of $236,000 for the third quarter of 2017 compared with net income of $406,000 for the third quarter of 2016 and net income of $1,463,000 for the first three quarters of 2017 compared with net income of $543,000 for the first three quarters of 2016. Results for the first three quarters of 2017 were significantly impacted by a non-recurring gain of $429,000 from the redemption of death benefits on bank owned life insurance and a tax benefit of $338,000, which reflects a correction to expected refunds for prior years.

Managing the net interest margin in the Company’s highly competitive market and in the context of larger economic conditions has been very challenging and will continue to be so, for the foreseeable future. Net interest income for the third quarter of 2017 as compared with the third quarter of 2016 decreased $92,000 as the reduction in interest and fees on loans was offset by the increase in interest and dividends on securities. Net interest income for the three quarters ended September 30, 2017, decreased $338,000 as compared with the three quarters ended September 30, 2016 as the reduction in interest and fees on loans decreased more than the increase in interest expense on deposits.

Monitoring asset quality, estimating potential losses in our loan portfolio and addressing non-performing loans continue to be emphasized during these difficult economic times, as the local economy continues to negatively impact collateral values and borrowers’ ability to repay their loans. The provision for the allowance for loan losses was $29,000 and $85,000 for the third quarter and first three quarters of 2017, respectively, compared with no provision and $137,000, respectively, for the third quarter and first three quarters of 2016. The Company is working diligently to address and reduce its non-performing assets. The Company’s nonaccrual loans totaled $14,384,000 and $11,854,000 at September 30, 2017 and December 31, 2016, respectively. Most of these loans are collateral-dependent, and the Company has rigorously evaluated the value of its collateral to determine potential losses.

Non-interest income decreased $156,000 and increased $390,000 for the third quarter and first three quarters of 2017 as compared with 2016. The decrease for the third quarter of 2017 as compared with the third quarter of 2016 was primarily the result of the prior year including a gain from the sale of bank premises. The increase for the first three quarters of 2017 as compared with the first three quarters of 2016 was a result of the gain discussed in the Overview.

Non-interest expense decreased $107,000 and $400,000 for the third quarter and first three quarters of 2017 as compared with 2016 results. The decrease for the third quarter of 2017 was primarily the result of decreases in net occupancy expenses of $66,000 and FDIC and state banking assessments of $102,000, which were partially offset by an increase in Other real estate expense of $279,000 as compared with 2016. This decrease for the first three quarters of 2017 was the result of decreases in net occupancy expenses of $250,000 and FDIC and state banking assessments of $334,000, which were partially offset by an increase in Other real estate expense of $135,000 as compared with 2016.

Total assets at September 30, 2017 decreased $31,027,000 as compared with December 31, 2016. Available for sale securities increased $12,210,000 as excess funds were invested to increase earnings. Total loans decreased $42,532,000 as principal payments, maturities, charge-offs and foreclosures relating to existing loans outpaced new loans. Total deposits decreased $29,949,000 at September 30, 2017 as compared with December 31, 2016 as customers in the casino industry and county and municipal entities reallocate their resources periodically.

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

Quarter Ended September 30, 2017 as Compared with Quarter Ended September 30, 2016

The Company’s average interest-earning assets decreased approximately $12,876,000, or 2%, from approximately $604,008,000 for the third quarter of 2016 to approximately $591,132,000 for the third quarter of 2017. Average held to maturity taxable securities increased approximately

$21,538,000 and average available for sale taxable securities increased approximately $46,819,000 as a result of the decrease in average balances due from financial institutions and average loans. Average balances due from financial institutions decreased $29,325,000 as the Company’s liquidity needs decreased. The Company’s average loans decreased approximately $44,389,000 as principal payments, maturities, charge-offs and foreclosures relating to existing loans outpaced new loans.

The average yield on earning assets increased by 6 basis points, from 3.15% for the third quarter of 2016 to 3.21% for the third quarter of 2017. The yield on average loans increased from 4.40% for the third quarter of 2016 to 4.53% for the third quarter of 2017 primarily as a result of the effect of the increase in prime rate during 2016 and 2017 on the Company’s floating rate loans. The yield on average taxable available for sale securities increased from 1.27% for the third quarter of 2016 to 1.52% for the third quarter of 2017 as the Company has changed its investment strategy to improve yield while not compromising duration and credit risk.

Average interest-bearing liabilities decreased approximately $10,639,000, or 2%, from approximately $443,591,000 for the third quarter of 2016 to approximately $432,952,000 for the third quarter of 2017. Average savings and interest-bearing DDA balances decreased $7,850,000 primarily as a result of one large public fund reallocating most of their balance to another institution. Average borrowings from the Federal Home Loan Bank decreased approximately $5,694,000 due to the reduced liquidity needs of the bank subsidiary.

The average rate paid on interest-bearing liabilities for the third quarter of 2016 was .24% as compared with .36% for the third quarter of 2017. The increase was the result of time deposit rates increasing in our trade area and the Company being able to pay off lower rate borrowings from FHLB.

The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 2.97% for the third quarter of 2016 as compared with 2.95% for the third quarter of 2017.

Nine Months Ended September 30, 2017 as Compared with Nine Months Ended September 30, 2016

The Company’s average interest-earning assets increased approximately $13,349,000, or 2%, from approximately $592,372,000 for the first three quarters of 2016 to approximately $605,721,000 for the first three quarters of 2017. Average held to maturity taxable securities increased approximately $24,538,000 and average available for sale taxable securities increased approximately $27,743,000 as a result of the decrease in average loans. The Company’s average loans decreased approximately $36,530,000 as principal payments, maturities, charge-offs and foreclosures relating to existing loans outpaced new loans.

The average yield on earning assets decreased by 11 basis points, from 3.24% for the first three quarters of 2016 to 3.13% for the first three quarters of 2017. This decrease was the result of the increase in volume in lower yielding assets, such as investment securities, as compared with higher yielding assets, such as loans.

Average interest-bearing liabilities increased approximately $638,000, or 1%, from approximately $446,475,000 for the first three quarters of 2016 to approximately $447,113,000 for the first three quarters of 2017. Average savings and interest bearing DDA balances increased approximately $4,605,000 and average time deposits increased $3,483,000 primarily as customers in the casino industry and county and municipal entities reallocate their balances periodically. Average borrowings from the Federal Home Loan Bank decreased approximately $7,450,000 due to the liquidity needs of the bank subsidiary.

The average rate paid on interest-bearing liabilities for the first three quarters of 2016 was .23% compared with .30% for the first three quarters of 2017 as a result of the increase in prime rate.

The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 3.07% for the first three quarters of 2016 as compared with 2.91% for the first three quarters of 2017.

The tables on the following pages analyze the changes in tax-equivalent net interest income for the quarters and nine months ended September 30, 2017 and 2016.

Analysis of Average Balances, Interest Earned/Paid and Yield

(In Thousands)

	Quarter Ended September 30, 2017			Quarter Ended September 30, 2016
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate
Loans (2)(3)	$279,771	$3,165	4.53%	$324,160	$3,568	4.40%
Balances due from depository institutions	25,409	148	2.33%	54,734	95	0.69%
HTM:
Taxable	30,131	207	2.75%	8,593	60	0.01%
Non taxable (1)	18,802	177	3.77%	19,981	191	3.82%
AFS:
Taxable	221,196	842	1.52%	174,377	553	1.27%
Non taxable (1)	14,821	204	5.51%	20,422	277	5.43%
Other	1,002	8	3.19%	1,741	9	2.07%

Total	$591,132	$4,751	3.21%	$604,008	$4,753	3.15%

Savings & interest-bearing DDA	$350,100	$218	0.25%	$357,950	$116	0.13%
Time deposits	81,632	163	0.80%	78,727	121	0.61%
Borrowings from FHLB	1,220	8	2.62%	6,914	30	1.74%

Total	$432,952	$389	0.36%	$443,591	$267	0.24%

Net tax-equivalent spread			2.86%			2.91%

Net tax-equivalent margin on earning assets			2.95%			2.97%

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2017 and 2016. See disclosure of Non-GAAP financial measures on pages 31 and 32.
(2)	Loan fees of $59 and $119 for 2017 and 2016, respectively, are included in these figures.
(3)	Includes nonaccrual loans.

Analysis of Average Balances, Interest Earned/Paid and Yield

(In Thousands)

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate
Loans (2)(3)	$294,492	$9,734	4.41%	$331,022	$10,833	4.36%
Balances due from depository institutions	34,050	384	1.50%	29,814	212	0.95%
HTM:
Taxable	28,449	524	2.46%	3,911	61	2.08%
Non taxable (1)	19,239	541	3.75%	19,473	541	3.70%
AFS:
Taxable	212,435	2,370	1.49%	184,692	1,870	1.35%
Non taxable (1)	16,055	665	5.52%	21,482	865	5.37%
Other	1,001	14	1.86%	1,978	19	1.28%

Total	$605,721	$14,232	3.13%	$592,372	$14,401	3.24%

Savings & interest-bearing DDA	$364,732	$535	0.20%	$360,127	$330	0.12%
Time deposits	80,928	446	0.73%	77,445	331	0.57%
Borrowings from FHLB	1,453	32	2.94%	8,903	115	1.72%

Total	$447,113	$1,013	0.30%	$446,475	$776	0.23%

Net tax-equivalent spread			2.83%			3.01%

Net tax-equivalent margin on earning assets			2.91%			3.07%

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2017 and 2016. See disclosure of Non-GAAP financial measures on pages 31 and 32.
(2)	Loan fees of $238 and $314 for 2017 and 2016, respectively, are included in these figures.
(3)	Includes nonaccrual loans.

Analysis of Changes in Interest Income and Interest Expense

(In Thousands)

	For the Quarter Ended
	September 30, 2017 compared with September 30, 2016
	Volume	Rate	Rate/Volume	Total
Interest earned on:
Loans	$(489)	$99	$(13)	$(403)
Balances due from financial institutions	(51)	224	(120)	53
Held to maturity securities:
Taxable	150	(1)	(2)	147
Non taxable	(11)	(3)		(14)
Available for sale securities:
Taxable	148	111	30	289
Non taxable	(76)	4	(1)	(73)
Other	(4)	5	(2)	(1)

Total	$(333)	$439	$(108)	$(2)

Interest paid on:
Savings & interest-bearing DDA	$(3)	$107	$(2)	$102
Time deposits	4	36	2	42
Borrowings from FHLB	(25)	15	(12)	(22)

Total	$(24)	$158	$(12)	$122

Analysis of Changes in Interest Income and Interest Expense

(In Thousands)

	For the Nine Months Ended
	September 30, 2017 compared with September 30, 2016
	Volume	Rate	Rate/Volume	Total
Interest earned on:
Loans	$(1,195)	$108	$(12)	$(1,099)
Balances due from financial institutions	30	124	18	172
Held to maturity securities:
Taxable	383	11	69	463
Non taxable	(7)	7
Available for sale securities:
Taxable	281	190	29	500
Non taxable	(219)	25	(6)	(200)
Other	(9)	8	(4)	(5)

Total	$(736)	$473	$94	$(169)

Interest paid on:
Savings & interest-bearing DDA	$4	$198	$3	$205
Time deposits	15	96	4	115
Borrowings from FHLB	(96)	81	(68)	(83)

Total	$(77)	$375	$(61)	$237

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

The Company’s analysis includes evaluating the current values of collateral securing all nonaccrual loans. Even though nonaccrual loans were $14,384,000 and $11,854,000 at September 30, 2017 and December 31, 2016, respectively, specific reserves of only $810,000 and $303,000, respectively, have been allocated to these loans as collateral values appear sufficient to cover loan losses or the loan balances have been charged down to their realizable value.

The Company’s on-going, systematic evaluation resulted in the Company recording a provision for the allowance for loan losses of $29,000 for the third quarter of 2017 and $85,000 and $137,000 for the first three quarters of 2017 and 2016, respectively. The allowance for loan losses as a percentage of loans was 2.25% and 1.73% at September 30, 2017 and December 31, 2016, respectively. The Company believes that its allowance for loan losses is appropriate as of September 30, 2017.

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

Non-interest income

Quarter Ended September 30, 2017 as Compared with Quarter Ended September 30, 2016

Non-interest income decreased $156,000 for the third quarter of 2017 as compared with the third quarter of 2016 primarily as the result of the decrease in gain on liquidation, sales and calls of securities and other income. The Company had opportunities to sell securities in order to generate gains in the prior year and, as a result, recognized $67,000 in 2016. Other income decreased $108,000 in 2017 as compared with 2016 primarily as a result of the prior year including a gain of $88,000 from the sale of bank premises.

Nine Months Ended September 30, 2017 as Compared with Nine Months Ended September 30, 2016

Non-interest income increased $390,000 for the first three quarters of 2017 as compared with the first three quarters of 2016 primarily as the result of the increase in income from other investments as well as the gain from death benefits from life insurance. These increases were partially offset by the decrease in other income of $147,000 in 2017 as compared with 2016. Income from other investments increased $63,000 from operations of the investment in a low income housing partnership as a result of increased occupancy in 2017 as compared with 2016. As a result of the death of a participant in the Company’s deferred compensation plans during 2017, a non-recurring gain of $429,000 from the redemption of bank owned life insurance was recorded. Other income decreased $108,000 in 2017 as compared with 2016 primarily as a result of the prior year including a gain of $88,000 from the sale of bank premises.

Non-interest expense

Quarter Ended September 30, 2017 as Compared with Quarter Ended September 30, 2016

Total non-interest expense decreased $107,000 for the third quarter of 2017 as compared with the third quarter of 2016. Net occupancy decreased $66,000, Equipment rentals, depreciation and maintenance decreased $41,000, FDIC and state banking assessments decreased $102,000 and other expense decreased $129,000 while other real estate expense increased $279,000 in 2017 as compared with 2016.

Net occupancy expense decreased as result of the Company’s efforts to decrease its telecommunication and insurance costs.

Equipment rentals, depreciation and maintenance primarily decreased as a result of the Company reducing its janitorial costs.

FDIC and state banking assessments decreased as the regulators decreased the premiums for deposit insurance in the current year.

ORE expense increased due to the increase in writedowns in the value of ORE.

Other expense decreased as a result of the reduction of legal, advertising and other costs largely due to the time in which services were performed.

Nine Months Ended September 30, 2017 as Compared with Nine Months Ended September 30, 2016

Total non-interest expense decreased $400,000 for the first three quarters of 2017 as compared with the first three quarters of 2016. Net occupancy decreased $250,000 and FDIC and state banking assessments decreased $334,000, while other real estate expense increased $135,000 in 2017 as compared with 2016.

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

FINANCIAL CONDITION

Available for sale securities increased $12,210,000 at September 30, 2017, as compared with December 31, 2016. This is the result of the Company investing excess funds not needed currently for loans in order to improve earnings.

Loans decreased $42,532,000 at September 30, 2017, as compared with December 31, 2016 as principal payments, maturities, charge-offs and foreclosures relating to existing loans outpaced new loans.

Total deposits decreased $29,949,000 at September 30, 2017, as compared with December 31, 2016. Typically, significant increases or decreases in total deposits and/or significant fluctuations among the different types of deposits from quarter to quarter are anticipated by Management as customers in the casino industry and county and municipal entities reallocate their resources periodically.

SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY

Strength, security and stability have been the hallmark of the Company since its founding in 1985 and of its bank subsidiary since its founding in 1896. A strong capital foundation is fundamental to the continuing prosperity of the Company and the security of its customers and shareholders.

As of September 30, 2017, the most recent notification from the Federal Deposit Insurance Corporation categorized the bank subsidiary as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the bank subsidiary must have a Total risk-based capital ratio of 10.00% or greater, a Common Equity Tier 1 Capital ratio of 6.50% or greater, a Tier 1 risk-based capital ratio of 8.00% or greater and a Leverage capital ratio of 5.00% or greater. As of January 1, 2017, the Company must have a capital conservation buffer above these requirements of 1.25% for 2017. There are no conditions or events since that notification that Management believes have changed the bank subsidiary’s category.

The Company’s actual capital amounts and ratios and required minimum capital amounts and ratios as of September 30, 2017 and December 31, 2016, are as follows (in thousands):

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
September 30, 2017 :
Total Capital (to Risk Weighted Assets)	$96,231	25.41%	$30,293	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	91,480	24.16%	17,040	4.50%
Tier 1 Capital (to Risk Weighted Assets)	91,480	24.16%	22,719	6.00%
Tier 1 Capital (to Average Assets)	91,480	13.13%	27,863	4.00%

December 31, 2016:
Total Capital (to Risk Weighted Assets)	$95,262	22.94%	$33,220	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	90,068	21.69%	18,687	4.50%
Tier 1 Capital (to Risk Weighted Assets)	90,068	21.69%	24,915	6.00%
Tier 1 Capital (to Average Assets)	90,068	13.12%	27,464	4.00%

The actual capital amounts and ratios and required minimum capital amounts and ratios for the Bank as of September 30, 2017 and December 31, 2016, are as follows (in thousands):

	For Capital Adequacy
	Actual		Purposes		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2017 :
Total Capital (to Risk Weighted Assets)	$92,980	24.68%	$30,142	8.00%	$37,678	10.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	88,252	23.42%	16,955	4.50%	24,491	6.50%
Tier 1 Capital (to Risk Weighted Assets)	88,252	23.42%	22,607	6.00%	30,142	8.00%
Tier 1 Capital (to Average Assets)	88,252	13.13%	26,876	4.00%	33,596	5.00%

December 31, 2016:
Total Capital (to Risk Weighted Assets)	$91,882	22.29%	$32,975	8.00%	$41,219	10.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	86,726	21.04%	18,548	4.50%	26,792	6.50%
Tier 1 Capital (to Risk Weighted Assets)	86,726	21.04%	24,731	6.00%	32,975	8.00%
Tier 1 Capital (to Average Assets)	86,726	12.47%	27,820	4.00%	34,775	5.00%

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

Item 4: Controls and Procedures

As of September 30, 2017, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the period ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

The Bank is involved in various legal matters and claims which are being defended and handled in the ordinary course of business. None of these matters is expected, in the opinion of Management, to have a material adverse effect upon the financial position or results of operations of the Company.

Item 5: Other Information

None.

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 31.1:	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2:	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1:	Certification of Chief Executive Officer Pursuant to 18 U.S.C. ss. 1350

Exhibit 32.2:	Certification of Chief Financial Officer Pursuant to 18 U.S.C. ss. 1350

Exhibit 101	The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Condition at September 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Income for the quarters and nine months ended September 30, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income for the quarters and nine months ended September 30, 2017 and 2016, (iv) Consolidated Statement of Changes in Shareholders’ Equity for the nine months ended September 30, 2017, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 and (vi) Notes to the Unaudited Consolidated Financial Statements for the nine months ended September 30, 2017 and 2016.

(b) Reports on Form 8-K

A Form 8-K was filed on July 26, 2017, September 20, 2017 and October 25, 2017.

SIGNATURES

Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL CORPORATION
(Registrant)

Date:	November 13, 2017

By:	/s/ Chevis C. Swetman
Chevis C. Swetman
Chairman, President and Chief Executive Officer
(principal executive officer)

Date:	November 13, 2017

By:	/s/ Lauri A. Wood
Lauri A. Wood
Chief Financial Officer and Controller
(principal financial and accounting officer)