Form 10-K
period 2017-12-31
PEOPLES FINANCIAL CORP /MS/
filed 2018-03-14
CIK 770460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017        Commission File Number 001-12103

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES        X    NO____

Indicate by check mark whether the registrant has submitted electronically and posted on its website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   X    No _____

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.   X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ___      Accelerated filer ____             Non-Accelerated filer ___             Smaller reporting company X               Emerging growth company ___

(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ____NO      X

At June 30, 2017, the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $41,181,000.

On February 16, 2018, the registrant had outstanding 5,083,186 shares of common stock, par value of $1.00 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement issued in connection with the Annual Meeting of Shareholders to be held April 25, 2018, are incorporated by reference into Part III of this report.

Peoples Financial Corporation

Form 10-K

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

BACKGROUND AND CURRENT OPERATIONS

General

Peoples Financial Corporation (the “Company”) was organized as a one bank holding company in 1985. The Company is headquartered in Biloxi, Mississippi. At December 31, 2017, the Company operated in the state of Mississippi through its wholly-owned subsidiary, The Peoples Bank, Biloxi, Mississippi (the “Bank”). The Company is engaged, through this subsidiary, in the banking business. The Bank is the Company’s principal asset and primary source of revenue.

The Main Office, operations center and asset management and trust services of the Bank are located in downtown Biloxi, MS. At December 31, 2017, the Bank also had 17 branches located throughout Harrison, Hancock, Jackson and Stone Counties. The Bank has automated teller machines (“ATM”) at its Main Office, all branch locations and at numerous non-proprietary locations.

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

Employees

At December 31, 2017, the Bank employed 156 full-time employees and 10 part-time employees. The Company has no employees who are not employees of the bank subsidiary. Through the Bank, employees receive salaries and benefits, which include 401(k) and ESOP plans, cafeteria plan, and life, health and disability insurance. The Company considers its relationship with its employees to be good.

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

In addition, the Company is required to file certain reports with, and otherwise comply with the rules and regulations of, the SEC under federal securities laws. The common stock of the Company is listed on the OTCQX Best Market, such listing subjecting the Company to compliance with the market’s requirements with respect to reporting and other rules and regulations.

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

Throughout 2017, the Bank’s regulatory capital ratios were in excess of the levels established for “well-capitalized” institutions.

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

In addition, all institutions with deposits insured by the FDIC must pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established as a financing vehicle for the Federal Savings & Loan Insurance Corporation. The annualized assessment rate for the first quarter of fiscal 2018 is .60% of the assessment base and is adjusted quarterly. These assessments will continue until the bonds mature in 2019.

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

The Community Reinvestment Act

The Community Reinvestment Act of 1977 (“CRA”) and its implementing regulations provide an incentive for regulated financial institutions to meet the credit needs of their local community or communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of such financial institutions. The regulations provide that the appropriate regulatory authority will assess reports under CRA in connection with applications for establishment of domestic branches, acquisitions of banks or mergers involving bank holding companies. An unsatisfactory rating under CRA may serve as a basis to deny an application to acquire or establish a new bank, to establish a new branch or to expand banking services. As of December 31, 2017, the Bank had a “satisfactory” rating under CRA.

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

Distribution of Assets, Liabilities and Shareholders’ Equity and Interest Rates and Differentials

Net Interest Income, the difference between Interest Income and Interest Expense, is the most significant component of the Company’s earnings. For interest analytical purposes, Management adjusts Net Interest Income to a “taxable equivalent” basis using a Federal Income Tax rate of 34% in 2017, 2016 and 2015 on tax-exempt items (primarily interest on municipal securities).

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

Further information concerning the provision for loan losses and the allowance for loan losses is presented in “Management’s Discussion and Analysis” in Item 7 of this Annual Report on Form 10-K and in “Note A - Business and Summary of Significant Accounting Policies” to the 2017 Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Return on Equity and Assets

The Company’s results and key ratios for 2013 – 2017 are summarized in the “Selected Financial Data” in Item 6 and “Management’s Discussion and Analysis” in Item 7 of this Annual Report on Form 10-K.

Dividends

The Company paid a cash dividend of $.01 per share on October 13, 2017. The Company did not pay a dividend during the years ended December 31, 2016 and 2015.

SCHEDULE I-A

Distribution of Average Assets, Liabilities and Shareholders’ Equity (1) (In thousands)

For the Years Ended December 31,	2017	2016	2015

ASSETS:

Cash and due from banks	$32,457	$39,580	$32,252

Available for sale securities:
Taxable securities	217,059	188,512	184,458
Non-taxable securities	15,677	20,902	27,744
Other securities	1,014	1,732	2,466

Held to maturity securities:
Taxable securities	29,389	8,562	452
Non-taxable securities	19,082	19,596	17,645

Other investments	2,735	2,693	2,744

Net loans (2)	284,541	320,383	347,014

Balances due from depository institutions	27,819	31,559	11,221

Other assets	50,342	53,077	56,279

TOTAL ASSETS	$680,115	$686,596	$682,275

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Non-interest bearing deposits	$132,748	$129,788	$119,046
Interest bearing deposits	435,390	437,445	424,704

Total deposits	568,138	567,233	543,750

Other liabilities	21,063	26,554	44,570

Total liabilities	589,201	593,787	588,320

Shareholders’ equity	90,914	92,809	93,955

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$680,115	$686,596	$682,275

(1) All averages are computed on a daily basis.

(2) Gross loans and discounts, net of unearned income and allowance for loan losses.

SCHEDULE I-B

Average (1) Amount Outstanding for Major Categories of Interest Earning Assets

And Interest Bearing Liabilities (In thousands)

For the Years Ended December 31,	2017	2016	2015

INTEREST EARNING ASSETS:

Loans (2)	$290,329	$327,819	$356,294

Balances due from depository institutions	27,819	31,559	11,221

Available for sale securities:
Taxable securities	217,059	188,512	184,458
Non-taxable securities	15,677	20,902	27,744
Other securities	1,014	1,732	2,466

Held to maturity securities:
Taxable securities	29,389	8,562	452
Non-taxable securities	19,082	19,596	17,645

TOTAL INTEREST EARNING ASSETS	$600,369	$598,682	$600,280

INTEREST BEARING LIABILITIES:

Savings and negotiable interest bearing deposits	$353,352	$359,801	$349,782

Time deposits	82,038	77,644	74,923

Other borrowed funds	2,237	8,240	25,519

TOTAL INTEREST BEARING LIABILITIES	$437,627	$445,685	$450,224

(1) All averages are computed on a daily basis.

(2) Net of unearned income. Includes nonaccrual loans

SCHEDULE I-C

Interest Earned or Paid on Major Categories of Interest Earning Assets

And Interest Bearing Liabilities (In thousands)

For the Years Ended December 31,	2017	2016	2015

INTEREST EARNED ON:

Loans	$12,970	$14,232	$14,759

Balances due from depository institutions	420	277	63

Available for sale securities:
Taxable securities	3,298	2,558	3,178
Non-taxable securities	864	1,123	1,338
Other securities	26	22	22

Held to maturity securities:
Taxable securities	753	184	9
Non-taxable securities	717	725	600

TOTAL INTEREST EARNED (1)	$19,048	$19,121	$19,969

INTEREST PAID ON:

Savings and negotiable interest bearing deposits	$739	$437	$306

Time deposits	637	457	371

Other borrowed funds	47	131	198

TOTAL INTEREST PAID	$1,423	$1,025	$875

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% for 2017, 2016 and 2015. See disclosure of non-GAAP financial measures on pages 49 and 50.

SCHEDULE I-D

Average Interest Rate Earned or Paid for Major Categories of

Interest Earning Assets And Interest Bearing Liabilities

For the Years Ended December 31,	2017	2016	2015

AVERAGE RATE EARNED ON:

Loans	4.47%	4.34%	4.14%

Balances due from depository institutions	1.51%	.88%	.56%

Available for sale securities:
Taxable securities	1.52%	1.36%	1.72%
Non-taxable securities	5.51%	5.37%	4.82%
Other securities	2.56%	1.27%	.89%

Held to maturity securities:
Taxable securities	2.56%	2.15%	1.99%
Non-taxable securities	3.76%	3.70%	3.40%

TOTAL (weighted average rate)(1)	3.17%	3.19%	3.33%

AVERAGE RATE PAID ON:

Savings and negotiable interest bearing deposits	.21%	.12%	.09%

Time deposits	.78%	.59%	.50%

Other borrowed funds	2.10%	1.59%	.78%

TOTAL (weighted average rate)	.33%	.23%	.19%

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% for 2017, 2016 and 2015. See disclosure of non-GAAP financial measures on pages 49 and 50.

SCHEDULE I-E

Net Interest Earnings and Net Yield on Interest Earning Assets

(In thousands, except percentages)

For the Years Ended December 31,	2017	2016	2015

Total interest income (1)	$19,048	$19,121	$19,969

Total interest expense	1,423	1,025	875

Net interest earnings	$17,625	$18,096	$19,094

Net yield on interest earning assets	2.94%	3.02%	3.18%

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% for 2017, 2016 and 2015. See disclosure of non-GAAP financial measures on pages 49 and 50.

SCHEDULE I-F

Analysis of Changes in Interest Income and Interest Expense

(In thousands)

For the Years Ended December 31,	2017	2016	Increase (Decrease)	Volume	Rate	Rate/Volume

INTEREST EARNED ON:

Loans (1)	$12,970	$14,232	$(1,262)	$(1,628)	$413	$(47)

Balances due from depository institutions	420	277	143	(33)	199	(23)

Available for sale securities:
Taxable securities	3,298	2,558	740	387	306	47
Non-taxable securities	864	1,123	(259)	(281)	29	(7)
Other securities	26	22	4	(10)	23	(9)

Held to maturity securities:
Taxable securities	753	184	569	448	35	86
Non-taxable securities	717	725	(8)	(19)	11

TOTAL INTEREST EARNED (2)	$19,048	$19,121	$(73)	$(1,136)	$1,016	$47

INTEREST PAID ON:

Savings and negotiable interest bearing deposits	$739	$437	$302	$(8)	$315	$(5)

Time deposits	637	457	180	26	146	8

Other borrowed funds	47	131	(84)	(95)	42	(31)

TOTAL INTEREST PAID	$1,423	$1,025	$398	$(77)	$503	$(28)

(1) Loan fees of $338 and $389 for 2017 and 2016, respectively, are included in these figures.

(2) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% for 2017 and 2016. See disclosure of non-GAAP financial measures on pages 49 and 50.

SCHEDULE I-F (continued)

Analysis of Changes in Interest Income and Interest Expense

(In thousands)

For the Years Ended December 31,	2016	2015	Increase (Decrease)	Volume	Rate	Rate/Volume

INTEREST EARNED ON:

Loans (1)	$14,232	$14,759	$(527)	$(1,180)	$709	$(56)

Balances due from depository institutions	277	63	214	114	35	65

Available for sale securities:
Taxable securities	2,558	3,178	(620)	70	(675)	(15)
Non-taxable securities	1,123	1,338	(215)	(330)	153	(38)
Other securities	22	22		(7)	9	(2)

Held to maturity securities:
Taxable securities	184	9	175	161	1	13
Non-taxable securities	725	600	125	66	53	6

TOTAL INTEREST EARNED (2)	$19,121	$19,969	$(848)	$(1,106)	$285	$(27)

INTEREST PAID ON:

Savings and negotiable interest bearing deposits	$437	$306	$131	$9	$119	$3

Time deposits	457	371	86	13	70	3

Other borrowed funds	131	198	(67)	(134)	207	(140)

TOTAL INTEREST PAID	$1,025	$875	$150	$(112)	$396	$(134)

(1) Loan fees of $389 and $333 for 2016 and 2015, respectively, are included in these figures.

(2) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% for 2016 and 2015. See disclosure of non-GAAP financial measures on pages 49 and 50.

SCHEDULE II-A

Book Value of Securities Portfolio

(In thousands)

December 31,	2017	2016	2015

Available for sale securities:

U.S. Treasuries, U.S. Government agencies and Mortgage-backed securities	$230,736	$215,157		$178,430

States and political subdivisions	14,470	17,963		23,727

Other securities	458	458		650

Total	$245,664	$233,578		$202,807

Held to maturity securities:

U.S. Government Agencies	$8,185	$10,009	$

States and political subdivisions	42,978	36,677		17,507

Corporate bonds		1,464		1,518

Total	$51,163	$48,150		$19,025

SCHEDULE II-B

Maturity Securities Portfolio at December 31, 2017

And Weighted Average Yields of Such Securities

(In thousands, except percentage data)

	Maturity
	Within one year			After one year but within five years		After five years but within ten years		After ten years

December 31,	Amount		Yield	Amount	Yield	Amount	Yield	Amount		Yield

Available for sale securities:

U.S. Treasuries, U.S. Government agencies and Mortgage-backed securities		$44,840	1.00%	$80,585	1.47%	$45,691	2.05%		$59,620	2.65%

States and political subdivisions		2,885	3.35%	8,284	3.87%	2,949	3.78%		352	4.20%

Other securities									458	2.00%

Total		$47,725	1.42%	$88,869	1.98%	$48,640	2.23%		$60,430	2.66%

Held to maturity securities:

U.S. Government agencies	$			$3,185	2.00%	$5,000	2.04%	$

States and political subdivisions		694	2.85%	11,150	2.64%	$15,555	2.69%		15,579	3.38%

Total		$694	2.85%	$14,335	2.53%	$20,555	2.57%		$15,579	3.38%

Note: The weighted average yields are calculated on the basis of cost. Average yields on investments in states and political subdivisions are based on their contractual yield. Available for sale securities are stated at fair value and held to maturity securities are stated at amortized cost.

SCHEDULE III-A

Loan Portfolio

Loans by Type Outstanding (1) (In thousands)

December 31,	2017	2016	2015	2014	2013

Real estate, construction	$32,211	$32,794	$36,347	$44,129	$64,390

Real estate, mortgage	206,528	226,157	243,540	266,158	259,082

Loans to finance agricultural production			30	1,230	726

Commercial and industrial	35,174	48,361	50,520	37,441	42,653

Loans to individuals for household, family and other consumer expenditures	5,310	6,264	6,548	7,538	7,139

Obligations of states and political subdivisions	839	1,646	428	5,462	1,023

All other loans	387	133	144	449	336

Total	$280,449	$315,355	$337,557	$362,407	$375,349

(1)	No foreign debt outstanding.

SCHEDULE III-B

Maturities and Sensitivity to Changes in

Interest Rates of the Loan Portfolio as of December 31, 2017

(In thousands)

	Maturity
December 31,	One year or less	Over one year through 5 years	Over 5 years	Total

Real estate, construction	$8,272	$7,111	$16,828	$32,211

Real estate, mortgage	10,299	83,696	112,533	206,528

Commercial and industrial	15,160	17,175	2,839	35,174

Loans to individuals for household, family and other consumer expenditures	1,612	3,244	454	5,310

Obligations of states and political subdivisions			839	839

All other loans	163	224		387

Total	$35,506	$111,450	$133,493	$280,449

Loans with pre-determined interest rates	$6,827	$86,721	$59,539	$153,087

Loans with floating interest rates	28,679	24,729	73,954	127,362

Total	$35,506	$111,450	$133,493	$280,449

SCHEDULE III-C

Non-Performing Loans (In thousands)

December 31,	2017	2016	2015	2014	2013

Loans accounted for on a nonaccrual basis (1)	$13,810	$11,854	$15,186	$33,298	$26,171

Loans which are contractually past due 90 or more days as to interest or principal payment, but are not included above			146	763	651

(1) The Bank places loans on a nonaccrual status when, in the opinion of Management, they possess sufficient uncertainty as to timely collection of interest or principal so as to preclude the recognition in reported earnings of some or all of the contractual interest. See “Note A – Business and Summary of Significant Accounting Policies” and “Note C – Loans” to the 2017 Consolidated Financial Statements in Item 8 in this Annual Report on Form 10-K for discussion of impaired loans.

SCHEDULE IV-A

Summary of Loan Loss Expenses

(In thousands, except percentage data)

December 31,	2017	2016	2015	2014	2013

Average amount of loans outstanding (1)(2)	$290,329	$327,819	$356,294	$362,649	$405,463

Balance of allowance for loan losses at beginning of period	$5,466	$8,070	$9,206	$8,934	$8,857

Loans charged-off:

Commercial, financial and agricultural	36	509	275	4,930	499

Consumer and other	243	3,013	3,833	2,800	9,623

Total loans charged-off	279	3,522	4,108	7,730	10,122

Recoveries of loans:

Commercial, financial and agricultural	11	62	19	277	126

Consumer and other	839	288	371	321	412

Total recoveries	850	350	390	598	538

Net loans charged-off (recovered)	(571)	3,172	3,718	7,132	9,584

Provision for loan losses charged to operating expense	116	568	2,582	7,404	9,661

Balance of allowance for loan losses at end of period	$6,153	$5,466	$8,070	$9,206	$8,934

Ratio of net charge-offs during period to average loans outstanding	(.20%)	0.97%	1.04%	1.97%	2.36%

(1)	Net of unearned income.
(2)	Includes nonaccrual loans.

SCHEDULE IV-B

Allocation of the Allowance for Loan Losses

(In thousands except percentage data)

	2017		2016		2015		2014		2013
December 31,	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans

Real estate, construction	$242	11	$262	10	$778	11	$1,110	12	$1,470	17

Real estate, mortgage	4,574	73	4,150	71	5,964	70	7,182	73	5,825	68

Loans to finance agricultural production					1	1	2	1		1

Commercial and industrial	1,161	12	850	15	1,075	14	587	10	1,338	11

Loans to individuals for household, family and other consumer expenditures	174	2	200	2	247	2	282	2	289	1

Obligations of states and political subdivisions	1	1		1		1		1		1

All other loans	1	1	4	1	5	1	43	1	12	1

Total	$6,153	100	$5,466	100	$8,070	100	$9,206	100	$8,934	100

SCHEDULE V

Summary of Average Deposits and Their Yields

(In thousands, except percentage data)

	2017		2016		2015
Years Ended December 31,	Amount	Rate	Amount	Rate	Amount	Rate

Demand deposits in domestic offices	$132,748	N/A	$129,788	N/A	$119,046	N/A

Negotiable interest bearing deposits in domestic offices	295,413	.24%	300,306	.14%	295,238	.07%

Savings deposits in domestic offices	57,939	.05%	59,495	.05%	54,543	.05%

Time deposits in domestic offices	82,038	.78%	77,644	.59%	74,923	.50%

Total	$568,138	.49%	$567,233	.36%	$543,750	.33%

Certificates of deposit in amounts of $100,000 or more by the amount of time remaining until maturity as of December 31, 2017, are as follows (in thousands):

Remaining maturity:

3 months or less	$8,225
Over 3 months through 6 months	5,183
Over 6 months through 12 months	12,577
Over 12 months	18,006

Total	$43,991

SCHEDULE VI

Short Term Borrowings

(In thousands, except percentage data)

	2017	2016	2015

Balance, December 31,	$10,000	$5,000	$10,000

Weighted average interest rate at December 31,	1.45%	1.11%	.55%

Maximum outstanding at any month-end during year	$11,198	$8,383	$48,634

Average amount outstanding during year	$1,883	$8,240	$25,680

Weighted average interest rate	2.44%	1.59%	.78%

Note: Short term borrowings include federal funds purchased from other banks and short term borrowings from the Federal Home Loan Bank.

SCHEDULE VII

Interest Sensitivity/Gap Analysis

(In thousands)

December 31, 2017:	0 - 3 Months	4 - 12 Months	1 - 5 Years	Over 5 Years		Total

ASSETS:

Loans (1)	$123,296	$985	$85,421		$56,937	$266,639

Available for sale securities	10,430	37,295	88,870		109,069	245,664

Held to maturity securities	220	474	14,335		36,134	51,163

Totals	$133,946	$38,754	$188,626		$202,140	$563,466

FUNDING SOURCES:

Interest bearing deposits	$341,338	$30,738	$30,220	$		$402,296

Borrowings from FHLB	10,022	39	260		877	11,198

Totals	$351,360	$30,777	$30,480		$877	$413,494

REPRICING/MATURITY GAP:

Period	$(217,414)	$7,977	$158,146		$201,263

Cumulative	(217,414)	(209,437)	(51,291)		149,972

Cumulative Gap/Total Assets	(33%)	(32%)	(8%)		23%

(1) Amounts stated include fixed and variable rate loans that are still accruing interest. Variable rate loans are included in the next period in which they are subject to a change in rate. The principal portions of scheduled payments on fixed instruments are included in the period in which they become due or mature.

Capital Resources

Information about the Company’s capital resources is included in “Note J – Shareholders’ Equity” to the 2017 Consolidated Financial Statements in this Annual Report on Form 10-K.

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

The Company’s investment and loan portfolio subject the Company to credit risk. Credit losses are always inherent in the banking business but the continuing challenging economic environment in the Company’s trade area presents even more exposure to loss. The Company makes various assumptions and judgments about the collectibility of its loan portfolio and provides an allowance for loan losses based on a number of factors. The Company believes that its current allowance for loan losses is adequate and appropriate. However, if the Company’s assumptions or judgments prove to be incorrect, the allowance for loan losses may not be sufficient to cover actual loan losses. In the event that our loan customers do not repay their loans according to the terms of the loans, and the collateral securing the repayment of these loans is insufficient to cover any remaining loan balances, the Company could experience significant loan losses or increase the provision for loan losses or both, which could have a material adverse effect on its operating results. In fact, these conditions were a significant cause of the net losses experienced by the Company in prior years. The actual amount of future provisions for loan losses cannot be determined at this time and may vary from the amounts of past provisions.

The Company has a high concentration of loans secured by real estate, and a downturn in the real estate market could materially and adversely affect earnings.

A significant portion of the Company’s loan portfolio is dependent on real estate. At December 31, 2017, approximately 85% of the Company’s loans had real estate as a primary or secondary component of collateral. The collateral in each case provides an alternate source of repayment if the borrower defaults and may deteriorate in value during the time the credit is extended. Further deterioration in the value of real estate generally or in the Company’s trade area specifically could significantly impair the value of the collateral and restrict the ability to sell the collateral upon foreclosure. Furthermore, it is likely that the Company would be required to increase the provision for loan losses. If the Company were required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate value or to increase the allowance for loan losses, the Company’s profitability and financial condition could be adversely impacted.

The Company has a high concentration of exposure to a number of industries.

The Company has concentrations of loan exposure to the hotel/motel and gaming industries. At December 31, 2017, these exposures were approximately $34,882,000 and $26,142,000 or 12% and 9%, respectively, of the total loan portfolio. Economic conditions have negatively impacted tourism, which is one of the major factors for success in these industries. Given the size of these relationships, a significant loss in either of these portfolios could materially and adversely affect the Company’s earnings.

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

The Company’s profitability is dependent to a large extent on net interest income, which is the difference between interest income on interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. The Company is asset sensitive to market interest rates, as its assets reprice more quickly to changes in interest rates than do its liabilities. Interest rates dropped by the unprecedented amount of 400 basis points during 2008 as the Federal Reserve, through its Federal Open Market

Committee, attempted to stabilize the financial markets, reduce the effects of the recession and stimulate the economy. These actions taken by the Federal Reserve continued to impact the Company’s earnings in 2015. In 2015, 2016 and 2017, the Federal Reserve increased the discount rate 125 basis points with the fed funds and prime interest rates increasing as a result. Discount or fed funds rate changes that occur in 2018 may affect the Company’s earnings in the current year and/or in the future.

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

Changes in accounting standards may affect how the Company reports its financial condition and results of operations.

The Company’s accounting policies and methods are fundamental to how it records and reports its financial condition and results of operations. From time to time, the Financial Accounting

Standards Board (the “FASB”) changes the financial accounting and reporting standards that govern the preparation of the Company’s financial statements. The most recent economic recession resulted in increased scrutiny of accounting standards by regulators and legislators, particularly as they relate to fair value accounting principles. In addition, ongoing efforts to achieve convergence between U.S. generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards may result in changes to GAAP. Any such changes can be difficult to predict and can materially affect how the Company records and reports its financial condition or results of operations. For example, in June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the current incurred loss impairment methodology with a methodology that reflects all current expected credit losses (“CECL”) and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates. The Company intends to adopt ASU 2016-13 during the first quarter of 2020, and adoption of this ASU could materially affect its allowance for loan loss methodology, financial condition, capital levels and results of operations, including expenses the Company may incur in implementing this ASU. For additional details regarding recently adopted and pending accounting pronouncements, see Note A – Business and Summary of Significant Accounting Policies included in Part II. Item 8. – Financial Statements and Supplementary Data of this report.

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

The Company’s common stock is listed for trading on The OTCQX Best Market. The average daily trading volume in the Company’s common stock is low, generally less than that of many of its competitors and other larger bank holding companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of the Company’s common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the Company has no control. Given the lower trading volume of the Company’s common stock, significant sales of the Company’s common stock, or the expectation of these sales, could cause volatility in the price of the Company’s common stock.

Provisions of the Company’s articles of incorporation and bylaws, Mississippi law and state and federal banking regulations could delay or prevent a takeover by a third party.

Certain provisions of the Company’s articles of incorporation and bylaws and of state and federal law may make it more difficult for someone to acquire control of the Company. Under federal law, subject to certain exemptions, a person, entity or group must notify the federal banking agencies before acquiring 10% or more of the outstanding voting stock of a bank holding company, including the Company’s shares. Banking agencies review the acquisition to determine if it will result in a change of control. The banking agencies have 60 days to act on the notice, and take into account several factors, including the resources of the acquirer and the antitrust effects of the acquisition. There are also Mississippi statutory provisions and provisions in the Company’s articles of incorporation and bylaws that may be used to delay or block a takeover attempt. As a result, these statutory provisions and provisions in the Company’s articles and bylaws could result in the Company being less attractive to a potential acquirer.

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

ITEM 3 - LEGAL PROCEEDINGS

Information relating to legal proceedings is included in “Note M – Contingencies” to the 2017 Consolidated Financial Statements which is in Item 8 in this Annual Report on Form 10-K.

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

At December 31, 2017, there were 452 holders of the common stock of the Company, which does not reflect persons or entities that hold the common stock in nominee or “street” name through various brokerage firms. At December 31, 2017, there were 5,083,186 shares issued and outstanding.

The Company’s stock is traded under the symbol PFBX. Until December 15, 2017, the stock was traded on the NASDAQ Capital Market (“NASDAQ”). To reduce costs, the Company delisted from NASDAQ and began trading on the OTCQX Best Market (“OTCQX”) on December 18, 2017.

The following table sets forth the high and low bid prices of the Company’s common stock for the periods indicated by NASDAQ for all quarters in 2016 and 2017 and by OTCQX for the fourth quarter of 2017. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Year	Quarter	High	Low	Dividend Per share

2017	1st	$16.35	$13.80	$
	2nd	15.27	12.60
	3rd	14.95	12.85		.01
	4th - NASDAQ	15.30	12.05
	4th - OTCQX	13.25	12.21

2016	1st	$9.50	$8.53	$
	2nd	11.26	8.90
	3rd	11.41	10.23
	4th	16.40	10.50

ITEM 6 - SELECTED FINANCIAL DATA (In thousands except per share data)

	2017	2016	2015	2014	2013
Balance Sheet Summary

Total assets	$650,424	$688,014	$641,004	$668,895	$762,264
Available for sale securities	245,664	233,578	202,807	215,122	275,440
Held to maturity securities	51,163	48,150	19,025	17,784	11,142
Loans, net of unearned discount	280,449	315,355	337,557	362,407	375,349
Deposits	529,570	575,016	512,707	516,920	568,197
Borrowings from FHLB	11,198	6,257	18,409	38,708	77,684
Shareholders’ equity	89,499	88,461	91,839	94,951	99,147

Summary of Operations
Interest income	$18,503	$18,493	$19,311	$22,156	$24,956
Interest expense	1,423	1,025	875	1,441	1,447

Net interest income	17,080	17,468	18,436	20,715	23,509
Provision for loan losses	116	568	2,582	7,404	9,661

Net interest income after provision for loan losses	16,964	16,900	15,854	13,311	13,848
Non-interest income	6,965	6,549	6,898	8,619	9,067
Non-interest expense	22,251	23,204	28,106	27,208	25,654

Income (loss) before taxes	1,678	245	(5,354)	(5,278)	(2,739)
Income tax expense (benefit)	(1,080)	78	(762)	4,726	(2,201)

Net income (loss)	$2,758	$167	$(4,592)	$(10,004)	$(538)

Per Share Data
Basic and diluted earnings per share	$.54	$.03	($.90)	($1.95)	($.10)
Dividends per share	.01			.10
Book value	17.84	17.27	17.93	18.53	19.35
Weighted average number of shares	5,123,076	5,123,186	5,123,186	5,123,186	5,128,889

Selected Ratios
Return on average assets	0.41%	0.02%	(.69%)	(1.38%)	(.07%)
Return on average equity	3.08%	0.19%	(4.92%)	(10.31%)	(.51%)
Primary capital to average assets	14.34%	13.99%	15.06%	14.38%	13.64%
Risk-based capital ratios:
Tier 1	23.87%	21.69%	20.58%	20.70%	21.54%
Total	25.12%	22.94%	21.83%	21.95%	22.79%

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Peoples Financial Corporation (the “Company”) is a one-bank holding company headquartered in Biloxi, Mississippi. The following presents Management’s discussion and analysis of the consolidated financial condition and results of operations of the Company and its consolidated subsidiaries for the years ended December 31, 2017, 2016 and 2015. These comments highlight the significant events for these years and should be considered in combination with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in this annual report.

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

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) issued new accounting standards updates in 2017, which have been disclosed in Note A to the Consolidated Financial Statements. The Company does not generally expect that these updates will have a material impact on its financial position or results of operations. However the effect of Accounting Standards Update 2016-13 is still being considered.

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

GAAP Reconciliation and Explanation

This report contains non-GAAP financial measures determined by methods other than in accordance with GAAP. Such non-GAAP financial measures include taxable equivalent interest income and taxable equivalent net interest income. Management uses these non-GAAP financial measures because it believes they are useful for evaluating our operations and performance over periods of time, as well as in managing and evaluating our business and in discussions about our operations and performance. Management believes these non-GAAP financial measures provide users of our financial information with a meaningful measure for assessing our financial results, as well as comparison to financial results for prior periods. These non-GAAP financial measures should not be considered as a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled financial measures used by other companies. A reconciliation of these operating performance measures to GAAP performance measures for the years ended December 31, 2017, 2016 and 2015 is included in the table on the following page.

RECONCILIATION OF NON-GAAP PERFORMANCE MEASURES (in thousands)

Years Ended December 31,	2017	2016	2015

Interest income reconciliation:

Interest income - taxable equivalent	$19,048	$19,121	$19,969

Taxable equivalent adjustment	(545)	(628)	(658)

Interest income (GAAP)	$18,503	$18,493	$19,311

Net interest income reconciliation:

Net interest income - taxable equivalent	$17,625	$18,096	$19,094

Taxable equivalent adjustment	(545)	(628)	(658)

Net interest income (GAAP)	$17,080	$17,468	$18,436

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

The Company recorded net income of $2,758,000 for 2017 compared with net income of $167,000 for 2016 and a net loss of $4,592,000 for 2015. Results in 2017 were significantly impacted by the continuing decrease in the provision for the allowance for loan losses, a non-recurring gain from the redemption of death benefits on bank owned life insurance and a tax benefit. Results in 2016 included a decrease in net interest income and non-interest income, which were offset by a decrease in the provision for the allowance for loan losses and non-interest expense, as compared with 2015.

Managing the net interest margin in the Company’s highly competitive market continues to be very challenging. While the decrease in interest and fees on loans of $1,130,000 was offset by an increase on interest and dividends on securities of $1,046,000, net interest income was also impacted by the increase in interest expense of $398,000 for 2017 as compared with 2016. The increase in interest expense on deposits resulted from the increase in cost of funds during 2017. Net interest income was impacted primarily by the decrease in interest income on loans of $527,000 and the decrease in interest income on taxable available for sale securities of $620,000 for 2016 as compared with 2015.

Monitoring asset quality, estimating potential losses in our loan portfolio and addressing non-performing loans continue to be emphasized as the local economy has negatively impacted collateral values and borrowers’ ability to repay their loans. The Company’s nonaccrual loans totaled $13,810,000, $11,854,000 and $15,186,000 at December 31, 2017, 2016 and 2015, respectively. Most of these loans are collateral-dependent, and the Company has rigorously evaluated the value of its collateral to determine potential losses. The Company is working diligently to address and reduce its non-performing assets, and some stability in collateral values has occurred. The provision for the allowance for loan losses was $116,000, $568,000 and $2,582,000 for 2017, 2016 and 2015, respectively.

Non-interest income increased $416,000 for 2017 as compared with 2016 and decreased $349,000 for 2016 as compared with 2015. Results for 2017 included a non-recurring gain of $429,000 from the redemption of death benefits on bank owned life insurance. Results in 2016 included a decrease in service charges on deposit accounts of $500,000 for 2016 as compared with 2015 primarily as a result of decreased ATM fee income.

Non-interest expense decreased $953,000 for 2017 as compared with 2016 and decreased $4,902,000 for 2016 as compared with 2015. The decrease for 2017 was primarily the result of a decrease in net occupancy of $202,000 and the decrease in FDIC and state banking assessments of $477,000. The decrease for 2016 was the result of the decrease in salaries and employee benefits of $628,000, ORE expenses of $1,396,000 and ATM expenses of $628,000 as compared with 2015. There was not an impairment in 2016 but results for 2015 were impacted by a write-down of $1,695,000 from the credit impairment of a municipal security.

In 2017, the Company recorded an income tax benefit as a result of the release of a part of its valuation allowance on deferred assets and the correction of refunds for prior years. Income tax expense in 2016 related to the resolution of an examination by the Internal Revenue Service. The income tax benefit for 2015 related to change in the valuation allowance.

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

2017 as compared with 2016

The Company’s average interest-earning assets increased approximately $1,687,000, or .28%, from approximately $598,682,000 for 2016 to approximately $600,369,000 for 2017. Average loans decreased approximately $37,490,000 due to principal payments, maturities, charge-offs and foreclosures on existing loans significantly exceeding new loans. Average taxable held to maturity securities increased approximately $20,827,000 and average taxable available for sale securities increased approximately $28,547,000 as funds not needed for liquidity and lending needs were invested in securities. The average yield on interest-earning assets was 3.19% for 2016 compared with 3.17% for 2017. The yield on average loans increased from 4.34% for 2016 to 4.47% for 2017 as a result of the increase in prime rate during 2016 and 2017. The yield on taxable held to maturity securities increased from 2.15% for 2016 to 2.56% for 2017 and taxable available for sale securities increased from 1.36% for 2016 to 1.52% for 2017 as the Company changed its investment strategy to improve yield while not compromising duration and credit risk.

Average interest-bearing liabilities decreased approximately $8,058,000, or 2%, from approximately $445,685,000 for 2016 to approximately $437,627,000 for 2017. Average borrowings from the Federal Home Loan Bank (“FHLB”) decreased due to the reduced liquidity needs of the bank subsidiary. The average rate paid on interest-bearing liabilities increased 10 basis points, from .23% for 2016 to .33% for 2017. This increase was the result of time deposit rates increasing in our trade area and the Company paying off lower rate borrowings from the FHLB.

The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 3.02% for 2016 as compared with 2.94% for 2017.

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

The yield on average loans increased from 4.14% for 2015 to 4.34% for 2016 as a result of the increase in prime rate during 2015 and 2016. This increase was offset by the yield on taxable available for sale securities, which decreased from 1.72% for 2015 to 1.36% for 2016 as investment purchases had shorter durations, and therefore lower yields, in anticipation of rising rates.

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

The tables below analyze the changes in tax-equivalent net interest income for the years ended December 31, 2017, 2016 and 2015.

Analysis of Average Balances, Interest Earned/Paid and Yield

(in thousands)

	2017			2016			2015

	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate

Loans (1)(2)	$290,329	$12,970	4.47%	$327,819	$14,232	4.34%	$356,294	$14,759	4.14%

Balances due from depository institutions	27,819	420	1.51%	31,559	277	0.88%	11,221	63	0.56%

Held to maturity:
Taxable	29,389	753	2.56%	8,562	184	2.15%	452	9	1.99%

Non taxable (3)	19,082	717	3.76%	19,596	725	3.70%	17,645	600	3.40%

Available for sale:
Taxable	217,059	3,298	1.52%	188,512	2,558	1.36%	184,458	3,178	1.72%

Non taxable (3)	15,677	864	5.51%	20,902	1,123	5.37%	27,744	1,338	4.82%

Other	1,014	26	2.56%	1,732	22	1.27%	2,466	22	0.89%

Total	$600,369	$19,048	3.17%	$598,682	$19,121	3.19%	$600,280	$19,969	3.33%

Savings and interest-bearing DDA	$353,352	$739	0.21%	$359,801	$437	0.12%	$349,782	$306	0.09%

Time deposits	82,038	637	0.78%	77,644	457	0.59%	74,923	371	0.50%

Borrowings from FHLB	2,237	47	2.10%	8,240	131	1.59%	25,519	198	0.78%

Total	$437,627	$1,423	0.33%	$445,685	$1,025	0.23%	$450,224	$875	0.19%

Net tax-equivalent spread			2.84%			2.97%			3.14%

Net tax-equivalent margin on earning assets			2.94%			3.02%			3.18%

(1)	Loan fees of $338, $389 and $333 for 2017, 2016 and 2015, respectively, are included in these figures.
(2)	Includes nonaccrual loans.
(3)	All interest earned is reported on a taxable equivalent basis using a tax rate of 34% in 2017, 2016 and 2015. See disclosure of Non-GAAP financial measures on pages 49 and 50.

ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSE (in thousands)

	For the Year Ended December 31, 2017 Compared With December 31, 2016
	Volume	Rate	Rate/Volume	Total
Interest earned on:

Loans	$(1,628)	$413	$(47)	$(1,262)

Balances due from depository institutions	(33)	199	(23)	143

Held to maturity securities:
Taxable	448	35	86	569
Non taxable	(19)	11		(8)

Available for sale securities:
Taxable	387	306	47	740
Non taxable	(281)	29	(7)	(259)
Other	(10)	23	(9)	4

Total	$(1,136)	$1,016	$47	$(73)

Interest paid on:

Savings and interest-bearing DDA	$(8)	$315	$(5)	$302

Time deposits	26	146	8	180

Borrowings from FHLB	(95)	42	(31)	(84)

Total	$(77)	$503	$(28)	$398

	For the Year Ended December 31, 2016 Compared With December 31, 2015
	Volume	Rate	Rate/Volume	Total
Interest earned on:

Loans	$(1,180)	$709	$(56)	$(527)

Balances due from depository institutions	114	35	65	214

Held to maturity securities:
Taxable	161	1	13	175
Non taxable	66	53	6	125

Available for sale securities:
Taxable	70	(675)	(15)	(620)
Non taxable	(330)	153	(38)	(215)
Other	(7)	9	(2)

Total	$(1,106)	$285	$(27)	$(848)

Interest paid on:

Savings and interest-bearing DDA	$9	$119	$3	$131

Time deposits	13	70	3	86

Borrowings from FHLB	(134)	207	(140)	(67)

Total	$(112)	$396	$(134)	$150

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

The Company’s analysis includes evaluating the current value of collateral securing all nonaccrual loans. Nonaccrual loans totaled $13,810,000, $11,854,000 and $15,186,000 with specific reserves on these loans of $1,125,000, $303,000 and $1,697,000 as of December 31, 2017, 2016 and 2015, respectively. The specific reserves allocated to nonaccrual loans are relatively low as collateral values appear sufficient to cover loan losses or the loan balances have been charged down to their realizable value.

The Company’s on-going, systematic evaluation resulted in the Company recording a total provision for the allowance for loan losses of $116,000, $568,000 and $2,582,000 in 2017, 2016 and 2015, respectively. As a result of receiving new information and updated appraisals on several collateral-dependent loans, the Company increased the provision for several loans in its real estate, mortgage portfolio in 2017. This increase was partially offset by a large recovery in its residential and land development portfolio during the year. As a result of receiving new information and updated appraisals on several collateral-dependent loans, the Company increased its provision for loan losses during 2016 and 2015. The new appraisals caused Management to update the evaluation of these loans and increase the loan loss provision for several non-performing loans in its residential development and commercial real estate segments during these years. The allowance for loan losses as a percentage of loans was 2.19%, 1.73% and 2.39% at December 31, 2017, 2016 and 2015, respectively. The Company believes that its allowance for loan losses is appropriate as of December 31, 2017.

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

Non-interest Income

2017 as compared with 2016

Total non-interest income increased $416,000 in 2017 as compared with 2016. This increase was primarily a result of the gain of $429,000 from the redemption of death benefits on bank owned life insurance in 2017. Income from other investments increased $93,000 in 2017 as compared with 2016 as operations of an investment in a low income housing partnership improved as a result of increased occupancy. These increases were partially offset by a decrease in other income as 2016 results included a gain of $88,000 from bank premises.

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

Non-interest Expense

2017 as compared with 2016

Total non-interest expense decreased $953,000 in 2017 as compared with 2016. Salaries and employee benefits decreased $139,000 primarily as a result of decreased health insurance costs due to decreased claims. Net occupancy costs decreased $202,000 as liability insurance premiums decreased $125,000 as the Company reduced some of its coverage and as telecommunications costs decreased $81,000 as the Company eliminated some redundant resources. FDIC and state banking assessments decreased $477,000 as the regulators decreased the premiums for deposit insurance in 2017.

2016 as compared with 2015

Total non-interest expense decreased $4,902,000 in 2016 as compared with 2015. Salaries and employee benefits decreased $628,000 primarily as a result of decreased salaries and health insurance costs. Salaries decreased $247,000 due to attrition. Health insurance costs decreased $434,000 as a result of decreasing claims. The Company recorded a loss of $1,695,000 from the credit impairment of a municipal security during 2015. Other expense decreased $2,682,000 for 2016 as compared with 2015. This decrease was primarily the result of a decrease in ATM expenses, legal and other real estate expenses. ATM expense decreased $628,000 as a result of decreased ATM activity as off-site ATMs at a casino transferred to another vendor. Legal expenses decreased $252,000 primarily as a result of legal fees associated with non-performing loans. Decreased writedowns of other real estate to fair value and a reduction in losses on sales of ORE caused these expenses to decrease $1,396,000 in 2016 as compared with 2015.

Income Taxes

The Company recognized an income tax benefit of $1,080,000 and $762,000 in 2017 and 2015, respectively, and income tax expense of $78,000 in 2016. During 2014, Management established a valuation allowance against its net deferred tax asset of approximately $8,140,000. As of December 31, 2017, the valuation allowance is still in place. The 2017 benefit was the result of the impact of the elimination of the alternative minimum tax credit carryforwards from new tax legislation and the correction of refunds for prior years. The 2015 benefit was the result of changes in certain components of the Company’s deferred tax assets and liabilities. Note I to the Consolidated Financial Statements presents a reconciliation of income taxes for these three years and further analysis of the valuation allowance.

FINANCIAL CONDITION

Cash and due from banks decreased $15,835,000 at December 31, 2017, compared with December 31, 2016 due to the bank subsidiary’s reduced liquidity needs.

Available for sale securities increased $12,086,000 and held to maturity securities increased $3,013,000 at December 31, 2017 compared with December 31, 2016 as the Company invested some of its excess funding not currently needed for loans in order to improve earnings.

Loans decreased $34,906,000 at December 31, 2017 compared with December 31, 2016, as principal payments, maturities, charge-offs and foreclosures on existing loans exceeded new loans.

Total deposits decreased $45,446,000 at December 31, 2017, as compared with December 31, 2016. Typically, significant increases or decreases in total deposits and/or significant fluctuations among the different types of deposits from year to year are anticipated by Management as customers in the casino industry and county and municipal entities reallocate their resources periodically. Savings and demand, interest bearing balances specifically decreased $46,697,000 at December 31, 2017 as one public customer transferred a large balance to another financial institution.

Borrowings from the FHLB increased $4,941,000 at December 31, 2017 as compared with December 31, 2016 based on the liquidity needs of the bank subsidiary.

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

Significant transactions affecting shareholders’ equity during 2017 are described in Note J to the Consolidated Financial Statements. The Statement of Changes in Shareholders’ Equity also presents all activity in the Company’s equity accounts.

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

Deposits, payments of principal and interest on loans, proceeds from maturities of investment securities and earnings on investment securities are the principal sources of funds for the Company. The Company also uses other sources of funds, including borrowings from the FHLB. The Company generally anticipates relying on deposits, purchases of federal funds and borrowings from the FHLB for its liquidity needs in 2018.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition

(in thousands except share data)

December 31,	2017	2016	2015

Assets
Cash and due from banks	$25,281	$41,116	$31,396

Available for sale securities	245,664	233,578	202,807

Held to maturity securities, fair value of $50,538 - 2017; $46,935 - 2016; $19,220 - 2015	51,163	48,150	19,025

Other investments	2,735	2,693	2,744

Federal Home Loan Bank Stock, at cost	1,370	539	1,637

Loans	280,449	315,355	337,557

Less: Allowance for loan losses	6,153	5,466	8,070

Loans, net	274,296	309,889	329,487

Bank premises and equipment, net of accumulated depreciation	20,153	21,644	22,446

Other real estate	8,232	8,513	9,916

Accrued interest receivable	1,904	1,855	1,832

Cash surrender value of life insurance	18,301	19,249	18,735

Other assets	1,325	788	979

Total assets	$650,424	$688,014	$641,004

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition (continued)

(in thousands except share data)

December 31,	2017	2016	2015
Liabilities and Shareholders’ Equity
Liabilities:

Deposits:

Demand, non-interest bearing	$127,274	$132,381	$122,743

Savings and demand, interest bearing	318,278	364,975	315,141

Time, $100,000 or more	43,991	38,650	35,389

Other time deposits	40,027	39,010	39,434

Total deposits	529,570	575,016	512,707

Borrowings from Federal Home Loan Bank	11,198	6,257	18,409

Employee and director benefit plans liabilities	18,370	16,768	16,283

Other liabilities	1,787	1,512	1,766

Total liabilities	560,925	599,553	549,165

Shareholders’ Equity:
Common stock, $1 par value, 15,000,000 shares authorized, 5,083,186 shares issued and outstanding at December 31, 2017 and 5,123,186 shares issued and outstanding at December 31, 2016 and 2015	5,083	5,123	5,123

Surplus	65,780	65,780	65,780

Undivided profits	21,563	19,318	19,151

Accumulated other comprehensive income (loss), net of tax	(2,927)	(1,760)	1,785

Total shareholders’ equity	89,499	88,461	91,839

Total liabilities and shareholders’ equity	$650,424	$688,014	$641,004

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Operations

(in thousands except per share data)

Years Ended December 31,	2017	2016	2015

Interest income:

Interest and fees on loans	$12,970	$14,232	$14,759

Interest and dividends on securities:

U. S. Treasuries	1,602	1,133	626

U.S. Government agencies	531	872	1,956

Mortgage-backed securities	1,320	600	596

States and political subdivisions	1,634	1,325	1,280

Other investments	26	53	31

Interest on balances due from depository institutions	420	278	63

Total interest income	18,503	18,493	19,311

Interest expense:

Deposits	1,376	894	677

Borrowings from Federal Home Loan Bank	47	131	198

Total interest expense	1,423	1,025	875

Net interest income	17,080	17,468	18,436

Provision for allowance for loan losses	116	568	2,582

Net interest income after provision for allowance for loan losses	$16,964	$16,900	$15,854

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Operations (continued)

(in thousands except per share data)

Years Ended December 31,	2017	2016		2015
Non-interest income:

Trust department income and fees	1,689		1,614		1,642

Service charges on deposit accounts	3,732		3,763		4,263

Gain on liquidation, sales and calls of securities	134		158		8

Income (loss) from other investments	42		(51)		(218)

Increase in cash surrender value of life insurance	458		406		489

Gain from death benefits from life insurance	429

Other income	481		659		714

Total non-interest income	6,965		6,549		6,898

Non-interest expense:

Salaries and employee benefits	10,949		11,088		11,716

Net occupancy	2,121		2,323		2,365

Equipment rentals, depreciation and maintenance	3,006		2,954		2,809

Loss on credit impairment of securities					1,695

Other expense	6,175		6,839		9,521

Total non-interest expense	22,251		23,204		28,106

Income (loss) before income taxes	1,678		245		(5,354)

Income tax (benefit) expense	(1,080)		78		(762)

Net income (loss)	$2,758		$167		$(4,592)

Basic and diluted earnings (loss) per share	$.54		$.03		($.90)

Dividends declared per share	$.01	$		$

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

Years Ended December 31,	2017	2016	2015

Net income (loss)	$2,758	$167	$(4,592)

Other comprehensive income (loss), net of tax:

Net unrealized gain (loss) on available for sale securities, net of tax of $390 for the year ended December 31, 2015	127	(3,345)	762

Reclassification adjustment for realized gains on available for sale securities called or sold in current year, net of tax of $3 for the year ended December 31, 2015	(134)	(158)	(5)

Gain (loss) from unfunded post-retirement benefit obligation, net of tax of $372 for the year ended December 31, 2015	(1,160)	(42)	723

Total other comprehensive income (loss)	(1,167)	(3,545)	1,480

Total comprehensive income (loss)	$1,591	$ (3,378)	$ (3,112)

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands except share and per share data)

	Number of Common Shares	Common Stock	Surplus	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Total

Balance, January 1, 2015	5,123,186	$5,123	$65,780	$23,743	$305	$94,951

Net loss				(4,592)		(4,592)

Other comprehensive income					1,480	1,480

Balance, December 31, 2015	5,123,186	5,123	65,780	19,151	1,785	91,839

Net income				167		167

Other comprehensive loss					(3,545)	(3,545)

Balance, December 31, 2016	5,123,186	5,123	65,780	19,318	(1,760)	88,461

Net income				2,758		2,758

Retirement of stock	(40,000)	(40)		(462)		(502)

Cash dividend ($.01 per share)				(51)		(51)

Other comprehensive loss					(1,167)	(1,167)

Balance, December 31, 2017	5,083,186	$5,083	$65,780	$21,563	$(2,927)	$89,499

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

Years Ended December 31,	2017	2016	2015

Cash flows from operating activities:

Net income (loss)	$2,758	$167	$(4,592)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,914	1,823	1,754
Provision for allowance for loan losses	116	568	2,582
Writedown of other real estate	460	782	937
(Gain) loss on sales of other real estate	101	(251)	789
Loss on credit impairment of securities			1,695
(Income) loss from other investments	(42)	51	218
Gain on death benefits from life insurance	(429)
Amortization of available for sale securities	287	30	224
Amortization of held to maturity securities	253	181	83
Gain on liquidation, sales and calls of securities	(134)	(158)	(8)
Increase in cash surrender value of life insurance	(458)	(406)	(489)
Change in accrued interest receivable	(49)	(23)	293
Change in other assets	(537)	191	1,087
Change in other liabilities	717	189	66

Net cash provided by operating activities	$4,957	$3,144	$4,639

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(in thousands)

Years Ended December 31,	2017	2016	2015
Cash flows from investing activities:
Proceeds from maturities, liquidation, sales and calls of available for sale securities	$71,315	$149,715	$56,593
Purchases of available for sale securities	(83,561)	(183,861)	(45,042)
Proceeds from maturities of held to maturity securities	7,725	510	210
Purchases of held to maturity securities	(10,991)	(29,816)	(1,534)
(Purchase) redemption of Federal Home Loan Bank Stock	(831)	1,098	867
Proceeds from sales of other real estate	1,666	2,775	3,506
Loans, net change	33,531	17,127	13,630
Acquisition of premises and equipment	(423)	(1,021)	(416)
Investment in cash surrender value of life insurance	(94)	(108)	(101)
Proceeds from death benefits from life insurance	1,929

Net cash provided by (used in) investing activities	20,266	(43,581)	27,713

Cash flows from financing activities:
Demand and savings deposits, net change	(51,804)	59,472	(2,463)
Time deposits, net change	6,358	2,837	(1,750)
Cash dividends	(51)
Retirement of stock	(502)
Borrowings from Federal Home Loan Bank	131,500	98,920	992,545
Repayments to Federal Home Loan Bank	(126,559)	(111,072)	(1,012,844)

Net cash provided by (used in) financing activities	(41,058)	50,157	(24,512)

Net increase (decrease) in cash and cash equivalents	(15,835)	9,720	7,840
Cash and cash equivalents, beginning of year	41,116	31,396	23,556

Cash and cash equivalents, end of year	$25,281	$41,116	$31,396

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU prescribes the process related to the recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 became effective on January 1, 2018 for the Company. As most of the Company’s revenue streams are excluded from the scope of the update, the adoption of this ASU will not have a material effect on the Company’s financial position, results of operations or cash flows.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. This update will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is in the process of determining the effect of ASU 2016-13 on its financial position, results of operations and cash flows.

In January 2017, the FASB issued ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings. ASU 2017-03 incorporates into the Accounting Standards Codification recent SEC guidance about disclosing the effect on financial statements of adopting the revenue, leases and credit losses standards. This update is effective upon issuance. The adoption of this ASU is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

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

In November 2017, the FASB issued ASU 2017-14, Income Statement – Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606). ASU 2017-14 brings existing SEC staff guidance into conformity with the FASB’s adoption of amendments to Topic 606. The adoption of this ASU is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220). ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. This update will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The adoption of this ASU is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

Cash and Due from Banks

The Company is required to maintain average reserve balances in its vault or on deposit with the Federal Reserve Bank. The average amount of these reserve requirements was approximately $564,000, $4,240,000 and $2,084,000 for the years ending December 31, 2017, 2016 and 2015, respectively.

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

The ALL consists of specific and general components. The specific component relates to loans that are classified as impaired. The general component of the allowance relates to loans that are not impaired. Changes to the components of the ALL are recorded as a component of the provision for the allowance for loan losses. Management must approve changes to the ALL and must report its actions to the Board of Directors. The Company believes that its allowance for loan losses is appropriate at December 31, 2017.

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

Earnings Per Share

Basic and diluted earnings per share are computed on the basis of the weighted average number of common shares outstanding of 5,123,076 in 2017 and 5,123,186 in 2016 and 2015.

Accumulated Other Comprehensive Income (Loss)

At December 31, 2017, 2016 and 2015, accumulated other comprehensive income (loss) consisted of net unrealized gains (losses) on available for sale securities and over (under) funded liabilities related to the Company’s post-retirement benefit plan.

Statements of Cash Flows

The Company has defined cash and cash equivalents to include cash and due from banks. The Company paid $1,420,399, $1,020,177 and $874,890 in 2017, 2016 and 2015, respectively, for interest on deposits and borrowings. Income tax payments totaled $78,435 in 2016. Loans transferred to other real estate amounted to $1,946,045, $1,903,427 and $7,502,496 in 2017, 2016 and 2015, respectively.

Fair Value Measurement

The Company reports certain assets and liabilities at their estimated fair value. These assets and liabilities are classified and disclosed in one of three categories based on the inputs used to develop the measurements. The categories establish a hierarchy for ranking the quality and reliability of the information used to determine fair value.

NOTE B – SECURITIES:

The amortized cost and fair value of securities at December 31, 2017, 2016 and 2015, respectively, are as follows (in thousands):

December 31, 2017	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses	Fair Value

Available for sale securities:

Debt securities:

U.S. Treasuries	$124,820	$		$(2,176)	$122,644

U.S. Government agencies	19,989			(158)	19,831

Mortgage-backed securities	89,207		96	(1,042)	88,261

States and political subdivisions	14,178		292		14,470

Total debt securities	248,194		388	(3,376)	245,206

Equity securities	458				458

Total available for sale securities	$248,652		$388	$ (3,376)	$245,664

Held to maturity securities:

U.S. Government agencies	$8,185	$		$(302)	$7,883

States and political subdivisions	42,978		227	(550)	42,655

Total held to maturity securities	$51,163		$227	$(852)	$50,538

December 31, 2016	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses	Fair Value

Available for sale securities:

Debt securities:

U.S. Treasuries	$149,676		$39	$(2,091)	$147,624

U.S. Government agencies	24,973		58	(206)	24,825

Mortgage-backed securities	43,939		74	(1,305)	42,708

States and political subdivisions	17,513		450		17,963

Total debt securities	236,101		621	(3,602)	233,120

Equity securities	458				458

Total available for sale securities	$236,559		$621	$(3,602)	$233,578

Held to maturity securities:

U.S. Government agencies	$10,009	$		$(315)	$9,694

States and political subdivisions	36,677		29	(927)	35,779

Corporate bond	1,464			(2)	1,462

Total held to maturity securities	$48,150		$29	$(1,244)	$46,935

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available for sale securities:

Debt securities:

U.S. Treasuries	$63,845	$20	$(111)	$63,754

U.S. Government agencies	84,849	176	(479)	84,546

Mortgage-backed securities	30,106	155	(131)	30,130

States and political subdivisions	22,833	894		23,727

Total debt securities	201,633	1,245	(721)	202,157

Equity securities	650			650

Total available for sale securities	$202,283	$1,245	$(721)	$202,807

Held to maturity securities:

States and political subdivisions	$17,507	$222	$(16)	$17,713

Corporate bond	1,518		(11)	1,507

Total held to maturity securities	$19,025	$222	$(27)	$19,220

The amortized cost and fair value of debt securities at December 31, 2017, (in thousands) by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value

Available for sale securities:
Due in one year or less	$47,862	$47,725
Due after one year through five years	88,005	86,907
Due after five years through ten years	22,787	21,961
Due after ten years	333	352
Mortgage-backed securities	89,207	88,261

Total	$248,194	$245,206

Held to maturity securities:
Due in one year or less	$694	$693
Due after one year through five years	14,336	14,296
Due after five years through ten years	20,555	20,235
Due after ten years	15,578	15,314

Total	$51,163	$50,538

Available for sale and held to maturity securities with gross unrealized losses at December 31, 2017, 2016 and 2015, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows (in thousands):

	Less Than Twelve Months		Over Twelve Months				Total

December 31, 2017:	Fair Value	Gross Unrealized Losses	Fair Value		Gross Unrealized Losses		Fair Value	Gross Unrealized Losses

U.S. Treasuries	$49,586	$364		$73,058		$1,812	$122,644	$2,176

U.S. Government agencies	8,145	37		14,567		423	22,712	460

Mortgage-backed securities	60,230	415		13,492		627	73,722	1,042

States and political subdivisions	11,552	168		7,010		382	18,562	550

Total	$129,513	$984		$108,127		$3,244	$237,640	$4,228

December 31, 2016:
U.S. Treasuries	$97,634	$2,091	$		$		$97,634	$2,091

U.S. Government agencies	24,478	521					24,478	521

Mortgage-backed securities	37,663	1,305					37,663	1,305

States and political subdivisions	24,627	926		589		1	25,216	927

Corporate bond				1,462		2	1,462	2

Total	$184,402	$4,843		$2,051		$3	$186,453	$4,846

December 31, 2015:

U.S. Treasuries	$39,889	$111	$		$		$39,889	$111

U.S. Government agencies	14,894	87		12,581		392	27,475	479

Mortgage-backed securities	16,557	131					16,557	131

States and political subdivisions	2,225	8		1,362		8	3,587	16

Corporate bond	1,507	11					1,507	11

Total	$75,072	$348		$13,943		$400	$89,015	$748

At December 31, 2017, 25 of the 25 securities issued by the U.S. Treasury, 5 of the 6 securities issued by U.S. Government agencies, 27 of the 35 mortgage-backed securities and 53 of the 148 securities issued by states and political subdivisions contained unrealized losses.

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

As part of its routine evaluation of securities for other-than-temporary impairment, the Company identified a potential credit loss on bonds issued by a municipality with a carrying value of $1,875,000 during 2015. The Company’s evaluation considered the failure of the issuer to make scheduled interest payments and expectations of future performance. Principal and interest payments due under the current terms of the bonds are funded by sales and property tax collections by the related municipality. During the third quarter of 2015, the assessed value of the related real estate parcels was significantly reduced, which will reduce the level of future cash flows supporting the principal and interest payments on the bonds. The present value of the expected future cash flows was calculated by the Company. Based on its evaluation, it was determined that the investment in the bonds was impaired and that a credit loss should be recognized in earnings. During 2015, the Company recorded a loss of $1,695,000 from the credit impairment of these bonds. Accrued interest of $92,564 relating to these securities was also charged off during 2015. During 2017 and 2016, payments were received from the municipality which resulted in the Company recognizing a gain of $20,000 and $53,861, respectively.

Proceeds from sales of available for sale debt securities were $30,748,797, $29,641,206 and $5,007,993 during 2017, 2016 and 2015, respectively. Available for sale debt securities were sold and called for realized gains of $133,986, $157,925 and $7,993 during 2017, 2016 and 2015, respectively.

Securities with a fair value of $196,702,218, $180,659,168 and $168,724,920 at December 31, 2017, 2016 and 2015, respectively, were pledged to secure public deposits, federal funds purchased and other balances required by law.

NOTE C – LOANS:

The composition of the loan portfolio at December 31, 2017, 2016 and 2015 is as follows (in thousands):

December 31,	2017	2016	2015

Gaming	$26,142	$31,311	$31,655

Residential and land development	263	291	933

Real estate, construction	31,947	32,503	35,414

Real estate, mortgage	189,201	206,172	219,925

Commercial and industrial	26,360	37,035	42,480

Other	6,536	8,043	7,150

Total	$280,449	$315,355	$337,557

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

	2017	2016	2015

Balance, January 1	$6,658	$7,608	$7,760
New loans and advances	907	312	3,958
Repayments	(1,022)	(1,262)	(4,110)

Balance, December 31	$6,543	$6,658	$7,608

As part of its evaluation of the quality of the loan portfolio, Management monitors the Company’s credit concentrations on a monthly basis. Total outstanding concentrations were as follows (in thousands):

December 31,	2017	2016	2015

Gaming	$26,142	$31,311	$31,655
Hotel/motel	34,882	40,319	39,460
Out of area	14,597	14,461	14,526

The age analysis of the loan portfolio, segregated by class of loans, as of December 31, 2017, 2016 and 2015 is as follows (in thousands):

											Loans Past Due Greater Than 90 Days and

	Number of Days Past Due

					Greater		Total			Total
	30 - 59		60 - 89		Than 90		Past Due		Current	Loans	Still Accruing

December 31, 2017:
Gaming	$		$		$		$		$26,142	$26,142	$
Residential and land development									263	263
Real estate, construction		747		121		522		1,390	30,557	31,947
Real estate, mortgage		5,321		790		4,884		10,995	178,206	189,201
Commercial and industrial		375		2		2,344		2,721	23,639	26,360
Other		26		3				29	6,507	6,536

Total		$6,469		$916		$7,750		$15,135	$265,314	$280,449	$

December 31, 2016:
Gaming	$		$		$		$		$31,311	$31,311	$
Residential and land development						291		291		291
Real estate, construction		902		216		1,082		2,200	30,303	32,503
Real estate, mortgage		4,608		1,923		4,471		11,002	195,170	206,172
Commercial and industrial		867				8		875	36,160	37,035
Other		44		36		80		160	7,883	8,043

Total		$6,421		$2,175		$5,932		$14,528	$300,827	$315,355	$

December 31, 2015:
Gaming	$		$		$		$		$31,655	$31,655	$
Residential and land development						323		323	610	933
Real estate, construction		851		448		1,346		2,645	32,769	35,414
Real estate, mortgage		7,094		3,673		1,352		12,119	207,806	219,925		146
Commercial and industrial		1,206		31		237		1,474	41,006	42,480
Other		67						67	7,083	7,150

Total		$9,218		$4,152		$3,258		$16,628	$320,929	$337,557		$146

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

An analysis of the loan portfolio by loan grade, segregated by class of loans, as of December 31, 2017, 2016 and 2015 is as follows (in thousands):

	Loans With A Grade Of:

	A, B or C	S		D		E		F	Total

December 31, 2017:
Gaming	$26,142	$		$		$		$	$26,142

Residential and land development							263		263

Real estate, construction	30,412				358		1,177		31,947

Real estate, mortgage	148,284		11,550		19,606		9,761		189,201

Commercial and industrial	23,133				265		2,962		26,360

Other	6,516				16		4		6,536

Total	$234,487		$11,550		$20,245		$14,167	$	$280,449

December 31, 2016:
Gaming	$31,311	$		$		$		$	$31,311

Residential and land development							291		291

Real estate, construction	29,954		435		517		1,597		32,503

Real estate, mortgage	155,671		17,651		22,901		9,949		206,172

Commercial and industrial	13,926		21,680		867		562		37,035

Other	7,996				42		5		8,043

Total	$238,858		$39,766		$24,327		$12,404	$	$315,355

December 31, 2015:
Gaming	$31,655	$		$		$		$	$31,655

Residential and land development	610						323		933

Real estate, construction	31,935				883		2,596		35,414

Real estate, mortgage	167,286		16,678		23,686		12,275		219,925

Commercial and industrial	24,466		15,007		2,368		639		42,480

Other	7,114		1		35				7,150

Total	$263,066		$31,686		$26,972		$15,833	$	$337,557

A loan may be impaired but not on nonaccrual status when the loan is well secured and in the process of collection. Total loans on nonaccrual as of December 31, 2017, 2016 and 2015 are as follows (in thousands):

December 31,	2017	2016	2015

Residential and land development	$263	$291	$323

Real estate, construction	1,177	1,598	2,523

Real estate, mortgage	9,548	9,445	11,759

Commercial and industrial	2,818	515	581

Other	4	5

Total	$13,810	$11,854	$15,186

Prior to 2015, certain loans were modified by granting interest rate concessions to these customers with such loans being classified as troubled debt restructurings. During 2017, 2016 and 2015, the Company did not restructure any additional loans. Specific reserves of $86,000, $100,000 and $107,000 have been allocated to troubled debt restructurings as of December 31, 2017, 2016, and 2015, respectively. The Bank had no commitments to lend additional amounts to customers with outstanding loans classified as troubled debt restructurings as of December 31, 2017, 2016 and 2015.

Impaired loans, which include loans classified as nonaccrual and troubled debt restructurings, segregated by class of loans, as of December 31, 2017, 2016 and 2015 were as follows (in thousands):

	Unpaid Principal Balance	Recorded Investment	Related Allowance		Average Recorded Investment	Interest Income Recognized

December 31, 2017:
With no related allowance recorded:
Real estate, construction	$1,441	$967	$		$1,024	$
Real estate, mortgage	8,920	8,025			8,654		31
Commercial and industrial	922	884			916
Other	4	4			4

Total	11,287	9,880			10,598		31

With a related allowance recorded:
Residential and land development	263	263		40	275
Real estate, construction	210	210		105	226
Real estate, mortgage	3,556	2,672		725	2,676		28
Commercial and industrial	1,934	1,934		342	1,923

Total	5,963	5,079		1,212	5,100		28

Total by class of loans:
Residential and land development	263	263		40	275
Real estate, construction	1,651	1,177		105	1,250
Real estate, mortgage	12,476	10,697		725	11,330		59
Commercial and industrial	2,856	2,818		342	2,839
Other	4	4			4

Total	$17,250	$14,959		$1,212	$15,698		$59

	Unpaid Principal Balance	Recorded Investment	Related Allowance		Average Recorded Investment	Interest Income Recognized

December 31, 2016:
With no related allowance recorded:
Real estate, construction	$2,023	$1,331	$		$1,395	$
Real estate, mortgage	11,811	9,282			10,582		23
Commercial and industrial	553	515			538

Total	14,387	11,128			12,515		23

With a related allowance recorded:
Residential and land development	291	291		66	304
Real estate, construction	267	267		141	283
Real estate, mortgage	1,347	1,347		195	1,080		30
Other	5	5		1	1

Total	1,910	1,910		403	1,668		30

Total by class of loans:
Residential and land development	291	291		66	304
Real estate, construction	2,290	1,598		141	1,678
Real estate, mortgage	13,158	10,629		195	11,662		53
Commercial and industrial	553	515			538
Other	5	5		1	1

Total	$16,297	$13,038		$403	$14,183		$53

	Unpaid Principal Balance	Recorded Investment	Related Allowance		Average Recorded Investment	Interest Income Recognized

December 31, 2015:
With no related allowance recorded:
Real estate, construction	$2,228	$1,842	$		$1,878	$
Real estate, mortgage	9,771	9,014			9,175		21
Commercial and industrial	619	581			653

Total	12,618	11,437			11,706		21

With a related allowance recorded:
Residential and land development	323	323		109	343
Real estate, construction	814	681		252	780
Real estate, mortgage	3,977	3,977		1,443	3,920		18

Total	5,114	4,981		1,804	5,043		18

Total by class of loans:
Residential and land development	323	323		109	343
Real estate, construction	3,042	2,523		252	2,658
Real estate, mortgage	13,748	12,991		1,443	13,095		39
Commercial and industrial	619	581			653

Total	$17,732	$16,418		$1,804	$16,749		$39

Transactions in the allowance for loan losses for the years ended December 31, 2017, 2016 and 2015, and the balances of loans, individually and collectively evaluated for impairment, as of December 31, 2017, 2016 and 2015 are as follows (in thousands):

	Gaming		Residential and Land Development		Real Estate, Construction	Real Estate, Mortgage	Commercial and Industrial	Other	Total

December 31, 2017:
Allowance for Loan Losses:
Beginning Balance		$545		$66	$199	$3,800	$651	$205	$5,466
Charge-offs						(8)	(36)	(235)	(279)
Recoveries				686	32	29	11	92	850
Provision		(9)		(712)	(29)	484	266	116	116

Ending Balance		$536		$40	$202	$4,305	$892	$178	$6,153

Allowance for Loan Losses:
Ending balance: individually evaluated for impairment	$			$40	$105	$1,082	$636	$6	$1,869

Ending balance: collectively evaluated for impairment		$536	$		$97	$3,223	$256	$172	$4,284

Total Loans:
Ending balance: individually evaluated for impairment	$			$263	$1,536	$29,367	$3,228	$18	$34,412

Ending balance: collectively evaluated for impairment		$26,142	$		$30,411	$159,834	$23,132	$6,518	$246,037

December 31, 2016:
Allowance for Loan Losses:
Beginning Balance		$582		$189	$589	$5,382	$1,075	$253	$8,070
Charge-offs					(260)	(2,499)	(509)	(254)	(3,522)
Recoveries					71	107	62	110	350
Provision		(37)		(123)	(201)	810	23	96	568

Ending Balance		$545		$66	$199	$3,800	$651	$205	$5,466

Allowance for Loan Losses:
Ending balance: individually evaluated for impairment	$			$66	$141	$424	$214	$15	$860

Ending balance: collectively evaluated for impairment		$545	$		$58	$3,376	$437	$190	$4,606

Total Loans:
Ending balance: individually evaluated for impairment	$			$291	$2,114	$32,850	$1,430	$47	$36,732

Ending balance: collectively evaluated for impairment		$31,311	$		$30,389	$173,322	$35,605	$7,996	$278,623

	Gaming		Residential and Land Development	Real Estate, Construction	Real Estate, Mortgage	Commercial and Industrial	Other	Total

December 31, 2015:
Allowance for Loan Losses:
Beginning Balance		$573	$251	$860	$6,609	$587	$326	$9,206
Charge-offs			(1,504)	(955)	(1,171)	(275)	(203)	(4,108)
Recoveries				102	190	19	79	390
Provision		9	1,442	582	(246)	744	51	2,582

Ending Balance		$582	$189	$589	$5,382	$1,075	$253	$8,070

Allowance for Loan Losses:
Ending balance: individually evaluated for impairment	$		$109	$484	$1,751	$614	$4	$2,962

Ending balance: collectively evaluated for impairment		$582	$80	$105	$3,631	$461	$249	$5,108

Total Loans:
Ending balance: individually evaluated for impairment	$		$323	$3,479	$35,961	$3,003	$35	$42,801

Ending balance: collectively evaluated for impairment		$31,655	$610	$31,935	$183,964	$39,477	$7,115	$294,756

NOTE D - BANK PREMISES AND EQUIPMENT:

Bank premises and equipment are shown as follows (in thousands):

December 31,	Estimated Useful Lives	2017	2016	2015
Land		$5,783	$5,792	$5,982
Building	5 - 40 years	30,681	30,650	30,641
Furniture, fixtures and equipment	3 - 10 years	16,758	16,422	15,879

Totals, at cost		53,222	52,864	52,502
Less: Accumulated depreciation		33,069	31,220	30,056

Totals		$20,153	$21,644	$22,446

NOTE E - OTHER REAL ESTATE:

The Company’s other real estate consisted of the following as of December 31, 2017, 2016 and 2015, respectively (in thousands except number of properties):

December 31,	2017		2016		2015
	Number of Properties	Balance	Number of Properties	Balance	Number of Properties	Balance

Construction, land development and other land	14	$6,670	19	$7,658	19	$8,792
1 - 4 family residential properties	5	1,562	3	202	3	368
Nonfarm nonresidential			3	653	4	756

Total	19	$8,232	25	$8,513	26	$9,916

NOTE F- DEPOSITS:

At December 31, 2017, the scheduled maturities of time deposits are as follows (in thousands):

2018	$53,797
2019	24,780
2020	2,061
2021	1,498
2022	1,882

Total	$84,018

Time deposits of $250,000 or more totaled approximately $20,494,000, $25,143,000 and $24,090,000 at December 31, 2017, 2016 and 2015, respectively.

Deposits held for related parties amounted to $9,279,315, $17,713,230 and $7,640,079 at December 31, 2017, 2016 and 2015, respectively.

Overdrafts totaling $466,812, $800,557 and $663,511 were reclassified as loans at December 31, 2017, 2016 and 2015, respectively.

NOTE G - FEDERAL FUNDS PURCHASED:

At December 31, 2017, the Company had facilities in place to purchase federal funds up to $40,000,000 under established credit arrangements.

NOTE H - BORROWINGS:

At December 31, 2017, the Company was able to borrow up to $18,399,650 from the Federal Reserve Bank Discount Window Primary Credit Program. The borrowing limit is based on the amount of collateral pledged, with certain loans from the Bank’s portfolio serving as collateral. Borrowings bear interest at 25 basis points over the current fed funds rate and have a maturity of one day. There was no outstanding balance at December 31, 2017.

At December 31, 2017, the Company had $11,197,954 outstanding in advances under a $63,980,560 line of credit with the FHLB. One advance in the amount of $10,000,000 bears interest at 1.45% at December 31, 2017, and matures in 2018. New advances may subsequently be obtained based on the liquidity needs of the bank subsidiary. The remaining balance consists of smaller advances bearing interest from 2.604% to 7.00% with maturity dates from 2030 – 2040. The advances are collateralized by specific loans, for which certain documents are held in custody by the FHLB, and, if needed, specific investment securities that are held in safekeeping at the FHLB.

NOTE I - INCOME TAXES:

Deferred taxes (or deferred charges) as of December 31, 2017, 2016 and 2015, included in other assets, were as follows (in thousands):

December 31,	2017		2016		2015
Deferred tax assets:
Allowance for loan losses		$1,292		$1,858		$2,744
Employee benefit plans’ liabilities		3,048		4,784		4,633
Unrealized loss on available for sale securities, charged from equity		627		1,013
Loss on credit impairment of securities		356		576		576
Earned retiree health benefits plan liability		1,012		1,638		1,638
General business and AMT credits		1,489		1,605		2,011
Tax net operating loss carryforward		1,891		3,423		2,514
Other		992		1,731		1,535
Valuation allowance		(7,934)		(11,560)		(10,106)

Deferred tax assets		2,773		5,068		5,545

Deferred tax liabilities:
Unrealized gain on available for sale securities, charged to equity						180
Unearned retiree health benefits plan asset		202		720		734
Bank premises and equipment		2,359		4,011		4,369
Other		212		337		262

Deferred tax liabilities		2,773		5,068		5,545

Net deferred taxes	$		$		$

Income taxes consist of the following components (in thousands):

Years Ended December 31,	2017	2016	2015

Current	$(1,080)	$78	$
Deferred:
Federal	4,023	(247)		(2,728)
Change in valuation allowance	(4,023)	247		1,966

Total deferred				(762)

Totals	$ (1,080)	$78		$(762)

Income taxes amounted to less than the amounts computed by applying the U.S. Federal income tax rate of 34.0% for 2017, 2016 and 2015 to income (loss) before income taxes. The reasons for these differences are shown below (in thousands):

	2017		2016		2015

	Tax	Rate	Tax	Rate	Tax	Rate

Taxes computed at statutory rate	$571	34	$83	34	$(1,820)	(34)
Increase (decrease) resulting from:
Tax-exempt interest income	(362)	(22)	(417)	(170)	(447)	(8)
Income from BOLI	(302)	(18)	(144)	(59)	(166)	(3)
Federal tax credits	(298)	(18)	(298)	(121)	(298)	(6)
Other	(656)	(39)	607	247	3
Impact of tax rate change	3,990	238
Change in valuation allowance for enacted change in tax rates	(3,990)	(238)
Realization of AMT credit	(742)	(44)
Other changes in valuation allowance	709	42	247	101	1,966	37

Total income tax (benefit) expense	$(1,080)	(65)	$78	32	$(762)	(14)

During 2017, the Company recorded an income tax benefit of $1,080,000. On December 22, 2017, the President signed into law The Tax Cuts and Jobs Act (the “Act”). In addition to reducing U.S. corporate income tax rates from 34% to 21%, the Act repeals the alternative minimum tax (“AMT”) regime for tax years beginning after December 31, 2017. For tax years beginning in 2018, 2019 and 2020, the AMT credit carryforward can be utilized to offset regular tax with any remaining AMT carryforwards eligible for a refund of 50%. Any remaining AMT credit carryforwards will become fully refundable beginning in the 2021 tax year. As a result, the Company has reclassified the AMT credit carryforward to a tax receivable which resulted in a deferred tax benefit of $742,000. The Company also recorded a current tax benefit of $338,000 to account for the carryback of general business tax credits to open tax years.

The Company also remeasured the net deferred tax asset and corresponding valuation allowance as a result of the Act. The impact was to reduce the deferred tax asset and corresponding valuation allowance by $3,990,000.

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

The Company intends to maintain this valuation allowance until it determines it is more likely than not that the asset can be realized through current and future taxable income. If not utilized, the Company’s federal net operating loss of $9,004,000 will begin to expire in 2034.

The Company has reviewed its income tax positions and specifically considered the recognition and measurement requirements of the benefits recorded in its financial statements for tax positions taken or expected to be taken in its tax returns. The Company currently has no unrecognized tax benefits that, if recognized, would favorably affect the income tax rate in future periods.

For the year ended December 31, 2015, the Company recorded a tax benefit of $762,000 in continuing operations and a corresponding income tax expense in other comprehensive income associated with the increase in unrealized gains on available for sale securities and the increase in the unrecognized gain related to the post-retirement benefit obligation in accordance with the intra-period tax allocation rules as outlined in Accounting Standards Codification Topic 740, Income Taxes.

NOTE J - SHAREHOLDERS’ EQUITY:

Shareholders’ equity of the Company includes the undistributed earnings of the bank subsidiary. Dividends to the Company’s shareholders can generally be paid only from dividends paid to the Company by its bank subsidiary. Consequently, dividends are dependent upon the earnings, capital needs, regulatory policies and statutory limitations affecting the bank subsidiary. Dividends paid by the bank subsidiary are subject to the written approval of the Commissioner of Banking and Consumer Finance of the State of Mississippi and the Federal Deposit Insurance Corporation (the “FDIC”). At December 31, 2017, $12,350,841 of undistributed earnings of the bank subsidiary included in consolidated surplus and retained earnings was available for future distribution to the Company as dividends. Dividends paid by the Company are subject to the written approval of the Federal Reserve Bank (“FRB”).

On December 8, 2017, the Board approved the repurchase of up to 110,000 of the outstanding shares of the Company’s common stock. As a result of this repurchase plan, 40,000 shares have been repurchased and retired through December 31, 2017.

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

As of December 31, 2017, the most recent notification from the FDIC categorized the bank subsidiary as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the bank subsidiary must have a Total risk-based capital ratio of 10.00% or greater, a Common equity tier 1 capital ratio of 6.50% or greater, a Tier 1 risk-based capital ratio of 8.00% or greater and a Leverage capital ratio of 5.00% or greater, with a capital conservation buffer above these requirements of 1.25% for 2017. The buffer will increase annually until it is fully phased-in to 2.50% at January 1, 2019. There are no conditions or events since that notification that Management believes have changed the bank subsidiary’s category.

The Company’s actual capital amounts and ratios and required minimum capital amounts and ratios for 2017, 2016 and 2015, are as follows (in thousands):

	Actual		For Capital Adequacy Purposes

	Amount	Ratio	Amount	Ratio

December 31, 2017:
Total Capital (to Risk Weighted Assets)	$97,122	25.12%	$30,930	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	92,273	23.87%	17,398	4.50%
Tier 1 Capital (to Risk Weighted Assets)	92,273	23.87%	23,197	6.00%
Tier 1 Capital (to Average Assets)	92,273	13.79%	26,769	4.00%

December 31, 2016:
Total Capital (to Risk Weighted Assets)	$95,262	22.94%	$33,220	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	90,068	21.69%	18,687	4.50%
Tier 1 Capital (to Risk Weighted Assets)	90,068	21.69%	24,915	6.00%
Tier 1 Capital (to Average Assets)	90,068	13.12%	27,464	4.00%

December 31, 2015:
Total Capital (to Risk Weighted Assets)	$95,395	21.83%	$34,954	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	89,901	20.58%	19,662	4.50%
Tier 1 Capital (to Risk Weighted Assets)	89,901	20.58%	26,215	6.00%
Tier 1 Capital (to Average Assets)	89,901	13.18%	27,291	4.00%

The bank subsidiary’s actual capital amounts and ratios and required minimum capital amounts and ratios and capital amounts and ratios to be well capitalized for 2017, 2016 and 2015, are as follows (in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2017:
Total Capital (to Risk Weighted Assets)	$92,493	24.04%	$30,778	8.00%	$38,473	10.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	87,668	22.79%	17,313	4.50%	25,007	6.50%
Tier 1 Capital (to Risk Weighted Assets)	87,668	22.79%	23,084	6.00%	30,778	8.00%
Tier 1 Capital (to Average Assets)	87,668	13.47%	26,031	4.00%	32,539	5.00%

December 31, 2016:
Total Capital (to Risk Weighted Assets)	$91,882	22.29%	$32,975	8.00%	$41,219	10.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	86,726	21.04%	18,548	4.50%	26,792	6.50%
Tier 1 Capital (to Risk Weighted Assets)	86,726	21.04%	24,731	6.00%	32,975	8.00%
Tier 1 Capital (to Average Assets)	86,726	12.47%	27,820	4.00%	34,775	5.00%

December 31, 2015:
Total Capital (to Risk Weighted Assets)	$91,963	21.09%	$34,889	8.00%	$43,611	10.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	86,479	19.83%	19,625	4.50%	28,347	6.50%
Tier 1 Capital (to Risk Weighted Assets)	86,479	19.83%	26,166	6.00%	34,889	8.00%
Tier 1 Capital (to Average Assets)	86,479	13.47%	25,680	4.00%	32,100	5.00%

NOTE K - OTHER INCOME AND EXPENSES:

Other income consisted of the following (in thousands):

Years Ended December 31,	2017	2016	2015
Other service charges, commissions and fees	$99	$116	$109
Rentals	298	320	393
Other	84	223	212

Totals	$481	$659	$714

Other expenses consisted of the following (in thousands):

Years Ended December 31,	2017	2016	2015

Advertising	$538	$544	$505
Data processing	1,289	1,346	1,403
FDIC and state banking assessments	424	901	928
Legal and accounting	422	566	785
Other real estate	740	868	2,264
ATM expense	582	555	1,183
Trust expense	307	370	355
Other	1,873	1,689	2,098

Totals	$6,175	$6,839	$9,521

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

At December 31, 2017, 2016 and 2015, the Company had outstanding irrevocable letters of credit aggregating $154,308, $410,286 and $1,919,678, respectively. At December 31, 2017, 2016 and 2015, the Company had outstanding unused loan commitments aggregating $41,286,000, $42,401,431 and $41,935,725, respectively. Approximately $19,691,000, $16,476,000 and $11,335,000 of outstanding commitments were at fixed rates and the remainder were at variable rates at December 31, 2017, 2016 and 2015, respectively.

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

CONDENSED BALANCE SHEETS (IN THOUSANDS):

December 31,	2017		2016		2015

Assets
Investments in subsidiaries, at underlying equity:
Bank subsidiary		$85,543		$85,118		$88,415
Nonbank subsidiary		1		1		1

Cash in bank subsidiary		742		191		28

Other assets		3,213		3,151		3,395

Total assets		$89,499		$88,461		$91,839

Liabilities and Shareholders’ Equity:
Other liabilities	$		$		$

Total liabilities

Shareholders’ equity		89,499		88,461		91,839

Total liabilities and shareholders’ equity		$89,499		$88,461		$91,839

CONDENSED STATEMENTS OF OPERATIONS (IN THOUSANDS):

Years Ended December 31,	2017	2016	2015

Income
Distributed income of bank subsidiary	$1,250	$75	$
Undistributed income (loss) of bank subsidiary	1,592	247		(4,242)
Other income (loss)	47	(32)		(208)

Total income (loss)	2,889	290		(4,450)

Expenses
Other	131	123		142

Total expenses	131	123		142

Income (loss) before income taxes	2,758	167		(4,592)
Income tax benefit

Net income (loss)	$2,758	$167		$(4,592)

CONDENSED STATEMENTS OF CASH FLOWS (IN THOUSANDS):

Years Ended December 31,	2017	2016	2015

Cash flows from operating activities:
Net income (loss)	$2,758	$ 167	$(4,592)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Income (loss) from other investments	(42)	51	218
Undistributed (income) loss of subsidiaries	(1,592)	(247)	4,242
Other assets	(20)	(8)

Net cash provided by (used in) operating activities	1,104	(37)	(132)

Cash flows from investing activities:
Redemption of equity securities		200

Net cash provided by investing activities		200

Cash flows from financing activities:
Retirement of common stock	(502)
Dividends paid	(51)

Net cash used in financing activities	(553)

Net increase (decrease) in cash	551	163	(132)
Cash, beginning of year	191	28	160

Cash, end of year	$742	$191	$28

NOTE O - EMPLOYEE AND DIRECTOR BENEFIT PLANS:

The Company sponsors the Peoples Financial Corporation Employee Stock Ownership Plan (“ESOP”). Employees who are in a position requiring at least 1,000 hours of service during a plan year and who are 21 years of age are eligible to participate in the ESOP. The Plan included 401(k) provisions and the former Gulf National Bank Profit Sharing Plan. Effective January 1, 2001, the ESOP was amended to separate the 401(k) funds into the Peoples Financial Corporation 401(k) Profit Sharing Plan. The separation had no impact on the eligibility or benefits provided to participants of either plan. The 401(k) provides for a matching contribution of 75% of the amounts contributed by the employee (up to 6% of compensation). Contributions are determined by the Board of Directors and may be paid either in cash or Peoples Financial Corporation common stock. Total contributions to the plans charged to operating expense were $260,000, $276,000 and $260,000 in 2017, 2016 and 2015, respectively.

Compensation expense of $7,106,959, $7,804,295 and $7,576,755 was the basis for determining the ESOP contribution allocation to participants for 2017, 2016 and 2015, respectively. The ESOP held 270,455, 276,628 and 285,785 allocated shares at December 31, 2017, 2016 and 2015, respectively.

The Company established an Executive Supplemental Income Plan and a Directors’ Deferred Income Plan, which provide for pre-retirement and post-retirement benefits to certain key executives and directors. Benefits under the Executive Supplemental Income Plan are based upon the position and salary of the officer at retirement or death. Normal retirement benefits under the plan are equal to 67% of salary for the president and chief executive officer, 58% of salary for the executive vice president and 50% of salary for all other executive officers and are payable monthly over a period of fifteen years. Under the Directors’ Deferred Income Plan, the directors are given an opportunity to defer receipt of their annual directors’ fees until retirement from the board. For those who choose to participate, benefits are payable monthly for ten years beginning the first day of the month following the director’s normal retirement date. The normal retirement date is the later of the normal retirement age (65) or separation of service. Interest on deferred fees accrues at an annual rate of ten percent, compounded annually. The Company has acquired insurance policies, with the bank subsidiary as owner and beneficiary, which it may use as a source to pay potential benefits to the plan participants. These contracts are carried at their cash surrender value, which amounted to $16,222,847, $17,176,771 and $16,820,058 at December 31, 2017, 2016 and 2015, respectively. The present value of accumulated benefits under these plans, using an interest rate of 4.25% in 2017 and 2016 and 4.50% in 2015, and the interest ramp-up method has been accrued. The accrual amounted to $12,628,641, $12,221,421 and $11,813,343 at December 31, 2017, 2016 and 2015, respectively, and is included in Employee and director benefit plans liabilities.

The Company also has additional plans for post-retirement benefits for certain key executives. The Company has acquired insurance policies, with the bank subsidiary as owner and beneficiary, which it may use as a source to pay potential benefits to the plan participants. These contracts are carried at their cash surrender value, which amounted to $1,605,421, $1,604,333 and $1,473,607 at December 31, 2017, 2016 and 2015, respectively. The present value of accumulated benefits under these plans using an interest rate of 4.25% and the projected unit cost method has been accrued. The accrual amounted to $1,573,004, $1,544,017 and $1,519,537 at December 31, 2017, 2016 and 2015, respectively, and is included in Employee and director benefit plans liabilities.

Additionally, there are two endorsement split dollar policies, with the bank subsidiary as owner and beneficiary, which provide a guaranteed death benefit to the participants’ beneficiaries. These contracts are carried at their cash surrender value, which amounted to $299,242, $292,063 and $284,664 at December 31, 2017, 2016 and 2015, respectively. The present value of accumulated benefits under these plans using an interest rate of 4.25% in 2017 and 2016 and 4.50% in 2015, and the projected unit cost method has been accrued. The accrual amounted to $96,547, $88,798 and $82,202 at December 31, 2017, 2016 and 2015, respectively, and is included in Employee and director benefit plans liabilities.

The Company has additional plans for post-retirement benefits for directors. The Company has acquired insurance policies, with the bank subsidiary as owner and beneficiary, which it may use as a source to pay potential benefits to the plan participants. These contracts are carried at their cash surrender value, which amounted to $173,892, $166,822 and $157,051 at December 31, 2017, 2016 and 2015, respectively. The present value of accumulated benefits under these plans using an interest rate of 4.25% in 2017 and 2016 and 4.50% in 2015, and the projected unit cost method has been accrued. The accrual amounted to $214,968, $216,020 and $212,662 at December 31, 2017, 2016 and 2015, respectively, and is included in Employee and director benefit plans liabilities.

The Company provides post-retirement health insurance to certain of its retired employees. Employees are eligible to participate in the retiree health plan if they retire from active service no earlier than age 60. In addition, the employee must have at least 25 continuous years of service with the Company immediately preceding retirement. However, any active employee who was at least age 65 as of January 1, 1995, does not have to meet the 25 years of service requirement. The Company reserves the right to modify, reduce or eliminate these health benefits. The Company has chosen to not offer this post-retirement benefit to individuals entering the employ of the Company after December 31, 2006. Employees who are eligible and enroll in the bank subsidiary’s group medical and dental health care plans upon their retirement must enroll in Medicare Parts A, B and D when first eligible upon their retirement from the bank subsidiary. This results in the bank subsidiary’s programs being secondary insurance coverage for retired employees and any dependent(s), if applicable, while Medicare Parts A and B will be their primary coverage, and Medicare Part D will be the sole and exclusive prescription drug benefit plan for retired employees.

The following is a summary of the components of the net periodic post-retirement benefit cost (credit)(in thousands):

Years Ended December 31,	2017	2016	2015

Service cost	$153	$93	$94

Interest cost	135	101	102

Amortization of net gain		(73)	(44)

Amortization of prior service credit	(81)	(81)	(82)

Net periodic post-retirement benefit cost (credit)	$207	$40	$70

The discount rate used in determining the accumulated post-retirement benefit obligation was 3.60% in 2017, 4.00% in 2016 and 4.20% in 2015. The assumed health care cost trend rate used in measuring the accumulated post-retirement benefit obligation was 6.00% in 2017. The rate was assumed to decrease gradually to 4.50% for 2024 and remain at that level thereafter. If the health care cost trend rate assumptions were increased 1.00%, the accumulated post-retirement benefit obligation as of December 31, 2017, would be increased by 19.86%, and the aggregate of the service and interest cost components of the net periodic post-retirement benefit cost for the year then ended would have increased by 22.71%. If the health care cost trend rate assumptions were decreased 1.00%, the accumulated post-retirement benefit obligation as of December 31, 2017, would be decreased by 15.66%, and the aggregate of the service and interest cost components of the net periodic post-retirement benefit cost for the year then ended would have decreased by 17.52%.

The following table presents the estimated benefit payments for each of the next five years and in the aggregate for the next five years (in thousands):

2018	$77
2019	49
2020	68
2021	95
2022	106
2023-2027	987

The following is a reconciliation of the accumulated post-retirement benefit obligation, which is included in Employee and director benefit plans liabilities (in thousands):

Accumulated post-retirement benefit obligation as of December 31, 2016	$2,514
Service cost	153
Interest cost	135
Actuarial loss	1,078
Benefits paid	(48)

Accumulated post-retirement benefit obligation as of December 31, 2017	$3,832

The following is a summary of the change in plan assets (in thousands):

	2017		2016		2015

Fair value of plan assets at beginning of year	$		$		$
Actual return on assets
Employer contribution		48		75		37
Benefits paid, net		(48)		(75)		(37)

Fair value of plan assets at end of year	$		$		$

Amounts recognized in the Accumulated Other Comprehensive Income (Loss), net of tax, were (in thousands):

For the year ended December 31,	2017	2016	2015
Net gain	$11	$723	$697
Prior service charge	622	676	730

Total accumulated other comprehensive income	$633	$1,399	$1,427

Amounts recognized in the accumulated post-retirement benefit obligation and other comprehensive income (loss) were (in thousands):

For the year ended December 31,	2017
Unrecognized actuarial loss	$1,079
Amortization of prior service cost	81

Total accumulated other comprehensive loss	$1,160

The prior service credit that will be recognized in accumulated other comprehensive income during 2018 is $81,381.

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

The balances of available for sale securities, which are the only assets measured at fair value on a recurring basis, by level within the fair value hierarchy and by investment type, as of December 31, 2017, 2016 and 2015, were as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
December 31, 2017:
U.S. Treasuries	$122,644	$	$122,644	$
U.S. Government agencies	19,831		19,831
Mortgage-backed securities	88,261		88,261
States and political subdivisions	14,470		14,470
Equity securities	458		458

Total	$245,664	$	$245,664	$

December 31, 2016:
U.S. Treasuries	$147,624	$	$147,624	$
U.S. Government agencies	24,825		24,825
Mortgage-backed securities	42,708		42,708
States and political subdivisions	17,963		17,963
Equity securities	458		458

Total	$233,578	$	$233,578	$

December 31, 2015:
U.S. Treasuries	$63,754	$	$63,754	$
U.S. Government agencies	84,546		84,546
Mortgage-backed securities	30,130		30,130
States and political subdivisions	23,727		23,547		180
Equity securities	650		650

Total	$202,807	$	$202,627		$180

Impaired loans, which are measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of December 31, 2017, 2016 and 2015 were as follows (in thousands):

		Fair Value Measurements Using
December 31:	Total		Level 1		Level 2	Level 3

2017	$6,511	$		$		$6,511
2016	5,006					5,006
2015	4,981					4,981

Other real estate, which is measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of December 31, 2017, 2016 and 2015 are as follows (in thousands):

		Fair Value Measurements Using
December 31:	Total		Level 1		Level 2	Level 3

2017	$8,232	$		$		$8,232
2016	8,513					8,513
2015	9,916					9,916

The following table presents a summary of changes in the fair value of other real estate which is measured using Level 3 inputs (in thousands):

	2017	2016	2015
Balance, beginning of year	$8,513	$9,916	$7,646

Loans transferred to ORE	1,946	1,903	7,502

Sales	(1,767)	(2,524)	(4,295)

Writedowns	(460)	(782)	(937)

Balance, end of year	$8,232	$8,513	$9,916

The carrying value and estimated fair value of financial instruments, by level within the fair value hierarchy, at December 31, 2017, 2016 and 2015, are as follows (in thousands):

	Carrying	Fair Value Measurements Using
	Amount	Level 1	Level 2		Level 3		Total
December 31, 2017:
Financial Assets:
Cash and due from banks	$25,281	$25,281	$		$		$25,281
Available for sale securities	245,664			245,664			245,664
Held to maturity securities	51,163			50,538			50,538
Other investments	2,735	2,735					2,735
Federal Home Loan Bank stock	1,370			1,370			1,370
Loans, net	274,296					270,924	270,924
Other real estate	8,232					8,232	8,232
Cash surrender value of life insurance	18,301			18,301			18,301
Financial Liabilities:
Deposits:
Non-interest bearing	127,274	127,274					127,274
Interest bearing	402,296					402,610	402,610
Borrowings from Federal Home Loan Bank	11,198			11,389			11,389

	Carrying	Fair Value Measurements Using
	Amount	Level 1	Level 2		Level 3		Total
December 31, 2016:
Financial Assets:
Cash and due from banks	$41,116	$41,116	$		$		$41,116
Available for sale securities	233,578			233,578			233,578
Held to maturity securities	48,150			46,935			46,935
Other investments	2,693	2,693					2,693
Federal Home Loan Bank stock	539			539			539
Loans, net	309,889					313,613	313,613
Other real estate	8,513					8,513	8,513
Cash surrender value of life insurance	19,249			19,249			19,249
Financial Liabilities:
Deposits:
Non-interest bearing	132,381	132,381					132,381
Interest bearing	442,635					442,937	442,937
Borrowings from Federal Home Loan Bank	6,257			6,491			6,491

	Carrying	Fair Value Measurements Using
	Amount	Level 1	Level 2		Level 3		Total
December 31, 2015:
Financial Assets:
Cash and due from banks	$31,396	$31,396	$		$		$31,396
Available for sale securities	202,807			202,627		180	202,807
Held to maturity securities	19,025			19,220			19,220
Other investments	2,744	2,744					2,744
Federal Home Loan Bank stock	1,637			1,637			1,637
Loans, net	329,487					331,026	331,026
Other real estate	9,916					9,916	9,916
Cash surrender value of life insurance	18,735			18,735			18,735
Financial Liabilities:
Deposits:
Non-interest bearing	122,743	122,743					122,743
Interest bearing	389,964					390,205	390,205
Borrowings from Federal Home Loan Bank	18,409			19,731			19,731

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Peoples Financial Corporation

Biloxi, Mississippi

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of condition of Peoples Financial Corporation and subsidiaries (the Company) as of December 31, 2017, 2016, and 2015 and the related consolidated statements of operations, comprehensive income (loss), changes in shareholder’s equity and cash flows for the years then ended, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, 2016, and 2015 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the auditing standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2006.

Atlanta, Georgia

March 14, 2018

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9a - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2017, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the period ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management of the Company, including its Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of internal control over financial reporting as of December 31, 2017, using the criteria set forth in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our assessment included a review of the documentation of controls, evaluations of the design of the internal control system and tests of operating effectiveness of the internal controls. Based on the assessment, management has concluded that the Company had effective internal control over financial reporting as of December 31, 2017.

Chevis C. Swetman	Lauri A. Wood
Chairman, President and Chief Executive Officer	Chief Financial Officer
March 14, 2018	March 14, 2018

ITEM 9b - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in Sections II, III, VIII and IX contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 25, 2018, which was filed by the Company in definitive form with the Commission on March 14, 2018, is incorporated herein by reference.

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

ITEM 11 - EXECUTIVE COMPENSATION

The information in Section VI contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 25, 2018, which was filed by the Company in definitive form with the Commission on March 14, 2018, is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in Sections IV and V contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 25, 2018, which was filed by the Company in definitive form with the Commission on March 14, 2018, is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information in Sections III and VII contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 25, 2018, which was filed by the Company in definitive form with the Commission on March 14, 2018, is incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

The information in Section XI contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 25, 2018, which was filed by the Company in definitive form with the Commission on March 14, 2018, is incorporated herein by reference.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Index of Financial Statements:
See Item 8.

(a)	2. Index of Financial Statement Schedules:
All other schedules have been omitted as not applicable or not required or because the information has been included in the financial statements or applicable notes.

(a) 3. Index of Exhibits:

	Description	Incorporated by Reference to Registration or File Number	Form of Report	Date of Report	Exhibit Number in Report

(3.1)	Articles of Incorporation	0-30050	10/a	6/21/1999	3.1
(3.2)	By-Laws	0-30050	10/a	6/21/1999	3.2
(10.1)	Description of Automobile Plan	0-30050	10-K	12/31/2003	10.1
(10.2)	Directors’ Deferred Income Plan Agreements	0-30050	10-K	12/31/2003	10.2
(10.3)	Executive Supplemental Income Plan Agreement - Chevis C. Swetman	001-12103	10-Q	9/30/2007	10.2
(10.4)	Executive Supplemental Income Plan Agreement - A. Wes Fulmer	001-12103	10-Q	9/30/2007	10.3
(10.5)	Executive Supplemental Income Plan Agreement - Lauri A. Wood	001-12103	10-Q	9/30/2007	10.4
(10.6)	Split Dollar Agreements	0-30050	10-K	12/31/2003	10.4
(10.7)	Deferred Compensation Plan	001-12103	10-Q	9/30/2007	10.1
(10.8)	Description of Stock Incentive Plan	33-15595	10-K	12/31/2001	10.6
(10.9)	Description of Bonus Plan	001-12103	10-Q	9/30/2010	10.1
(21)	Subsidiaries of the registrant (P)	33-15595	10-K	12/31/1988	22
(23.1)	Consent of Independent Registered Public Accounting Firm - Porter Keadle Moore, LLC*
(31.1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 *
(31.2)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 *
(32.1)	Certification of Principal Executive Officer Pursuant to 18 U.S.C. ss. 1350*
(32.2)	Certification of Principal Financial Officer Pursuant to 18 U.S.C. ss. 1350*
(101)	The following materials from the Company’s 2017 Annual Report to Shareholders, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Condition at December 31, 2017, 2016 and 2015, (ii) Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2017, 2016 and 2015, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2017, 2016 and 2015, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015 and (vi) Notes to the Consolidated Financial Statements for the years ended December 31, 2017, 2016 and 2015.*

*	Filed herewith.
(P)	Paper Filing.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL CORPORATION

(Registrant)

Date:               March 14, 2018

BY:             /s/ Chevis C. Swetman

Chevis C. Swetman, Chairman of the Board

(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

BY: /s/ Chevis C. Swetman
Date: March 14, 2018

Chevis C. Swetman, Chairman, President and CEO (principal executive officer)

BY: /s/ Drew Allen	BY:

Date: March 14, 2018	Date:

Drew Allen, Director	Dan Magruder, Director

BY: /s/ Rex E. Kelly	BY: /s/ Jeffrey H. O’Keefe

Date: March 14, 2018	Date: March 14, 2018

Rex E. Kelly, Director	Jeffrey H. O’Keefe, Director

BY: /s/ Lauri A. Wood

Date: March 14, 2018

Lauri A. Wood, Chief Financial Officer (principal financial and accounting officer)