Form 10-Q
period 2018-03-31
PEOPLES FINANCIAL CORP /MS/
filed 2018-05-11
CIK 770460

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date. Peoples Financial Corporation has only one class of common stock authorized. At April 30, 2018, there were 15,000,000 shares of $1 par value common stock authorized, with 5,072,794 shares issued and outstanding.

Part 1 – Financial Information

Item 1: Financial Statements

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition

(in thousands except share data)

	March 31, 2018 (unaudited)	December 31, 2017 (audited)
Assets
Cash and due from banks	$31,519	$25,281
Available for sale securities	239,937	245,206
Held to maturity securities, fair value of $49,558 at March 31, 2018; $50,538 at December 31, 2017	50,882	51,163
Other investments	3,154	3,193
Federal Home Loan Bank Stock, at cost	1,432	1,370
Loans	275,452	280,449
Less: Allowance for loan losses	6,212	6,153

Loans, net	269,240	274,296
Bank premises and equipment, net of accumulated depreciation	19,919	20,153
Other real estate	8,845	8,232
Accrued interest receivable	2,098	1,904
Cash surrender value of life insurance	18,430	18,301
Other assets	1,390	1,325

Total assets	$646,846	$650,424

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition (continued)

(in thousands except share data)

	March 31, 2018 (unaudited)	December 31, 2017 (audited)
Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Demand, non-interest bearing	$162,495	$127,274
Savings and demand, interest bearing	289,437	318,278
Time, $100,000 or more	58,168	43,991
Other time deposits	28,836	40,027

Total deposits	538,936	529,570
Borrowings from Federal Home Loan Bank	1,184	11,198
Employee and director benefit plans liabilities	18,503	18,370
Other liabilities	1,171	1,787

Total liabilities	559,794	560,925

Shareholders’ Equity:
Common stock, $1 par value, 15,000,000 shares authorized, 5,072,794 and 5,083,186 shares issued and outstanding at March 31, 2018 and December 31, 2017	5,073	5,083
Surplus	65,780	65,780
Undivided profits	21,720	21,563
Accumulated other comprehensive loss, net of tax	(5,521)	(2,927)

Total shareholders’ equity	87,052	89,499

Total liabilities and shareholders’ equity	$646,846	$650,424

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Income

(in thousands except per share data)(unaudited)

	Three Months Ended March 31,
	2018	2017
Interest income:
Interest and fees on loans	$3,233	$3,274
Interest and dividends on securities:
U.S. Treasuries	379	415
U.S. Government agencies	122	142
Mortgage-backed securities	550	265
States and political subdivisions	439	393
Corporate bonds		8
Other investments	3	3
Interest on balances due from depository institutions	39	101

Total interest income	4,765	4,601

Interest expense:
Deposits	476	264
Borrowings from Federal Home Loan Bank	20	15

Total interest expense	496	279

Net interest income	4,269	4,322
Provision for allowance for loan losses	35	26

Net interest income after provision for allowance for loan losses	$4,234	$4,296

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Income (continued)

(in thousands except per share data)(unaudited)

	Three Months Ended March 31,
	2018		2017
Non-interest income:
Trust department income and fees		$433		$366
Service charges on deposit accounts		911		922
Gain on liquidation, sales and calls of securities				17
Income (loss) from other investments		(39)		12
Increase in cash surrender value of life insurance		107		99
Other income		111		126

Total non-interest income		1,523		1,542

Non-interest expense:
Salaries and employee benefits		2,829		2,849
Net occupancy		440		535
Equipment rentals, depreciation and maintenance		758		794
FDIC and state banking assessments		114		98
Data processing		327		331
ATM expense		138		122
Other real estate expense		120		62
Other expense		739		973

Total non-interest expense		5,465		5,764

Net income		$292		$74

Basic and diluted earnings per share		$.06		$.01

Dividends declared per share	$		$

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)(unaudited)

	Three Months Ended March 31,
	2018	2017
Net income	$292	$74
Other comprehensive income (loss):
Net unrealized gain (loss) on available for sale securities	(2,594)	1,111
Reclassification adjustment for realized gains on available for sale securities called or sold		(17)

Total other comprehensive income (loss)	(2,594)	1,094

Total comprehensive income (loss)	$(2,302)	$1,168

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

(in thousands except share data)

					Accumulated
	Number of				Other
	Common	Common		Undivided	Comprehensive
	Shares	Stock	Surplus	Profits	Loss	Total
Balance, January 1, 2018	5,083,186	$5,083	$65,780	$21,563	$(2,927)	$89,499
Net income				292		292
Other comprehensive loss					(2,594)	(2,594)
Retirement of stock	(10,392)	(10)		(135)		(145)

Balance, March 31, 2018	5,072,794	$5,073	$65,780	$21,720	$(5,521)	$87,052

Note: Balances as of January 1, 2018 were audited.

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$292	$74
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	480	473
Provision for allowance for loan losses	35	26
Writedown of other real estate	17	20
Loss on sales of other real estate	4	15
(Income) loss from other investments	39	(12)
Amortization of available for sale securities	113	(5)
Amortization of held to maturity securities	61	71
Gain on liquidation, sales and calls of securities		(17)
Change in accrued interest receivable	(194)	(77)
Increase in cash surrender value of life insurance	(107)	(99)
Change in other assets	(65)	92
Change in other liabilities	(483)	(108)

Net cash provided by operating activities	$192	$453

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(in thousands) (unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from investing activities:
Proceeds from maturities, sales and calls of available for sale securities	$13,285	$20,123
Purchases of available for sale securities	(10,723)	(8,774)
Proceeds from maturities and calls of held to maturity securities	220	390
Purchases of Federal Home Loan Bank stock	(62)	(2)
Proceeds from sales of other real estate	120	276
Loans, net change	4,267	12,108
Acquisition of bank premises and equipment	(247)	(24)
Investment in cash surrender value of life insurance	(21)	(40)

Net cash provided by investing activities	6,839	24,057

Cash flows from financing activities:
Demand and savings deposits, net change	6,380	35,768
Time deposits, net change	2,986	5,559
Borrowings from Federal Home Loan Bank	161,400
Repayments to Federal Home Loan Bank	(171,414)	(5,014)
Retirement of common stock	(145)

Net cash provided by (used in) financing activities	(793)	36,313

Net increase in cash and cash equivalents	6,238	60,823
Cash and cash equivalents, beginning of period	25,281	41,116

Cash and cash equivalents, end of period	$31,519	$101,939

See Notes to Consolidated Financial Statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the three Months Ended March 31, 2018 and 2017

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

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the financial position of the Company and its subsidiaries as of March 31, 2018 and the results of their operations and their cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2017 Annual Report and Form 10-K.

The results of operations for the quarter ended March 31, 2018, are not necessarily indicative of the results to be expected for the full year.

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

Summary of Significant Accounting Policies - The accounting and reporting policies of the Company conform to GAAP and general practices within the banking industry. There have been no material changes or developments in the application of principles or in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies as disclosed in our Form 10-K for the year ended December 31, 2017.

Revenue Recognition - As of January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), using the modified retrospective method. Disclosures of revenue from contracts with customers for periods beginning after January 1, 2018 are presented under ASC Topic 606 and have not materially changed from the prior year amounts. This update prescribes the process related to the recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 excludes revenue streams relating to loans and investment securities, which are the major source of revenue for the Company from its scope. As a result, the adoption of the guidance had no material impact on the measurement or recognition of revenue. Consistent with this guidance, the Company recognizes non-interest income within the scope of this guidance as services are transferred to its customers in an amount that reflects the consideration it expects to be entitled to in exchange for those services. Other types of revenue contracts, the income from which is included in non-interest income, that are within the scope of ASU 2014-09 are:

Trust department income and fees: A contract for fiduciary and/or investment administration services on personal trust accounts and corporate trust services. Personal trust fee income is determined as a percentage of assets under management and is recognized over the period the underlying trust is serviced. Corporate trust fee income is recognized over the period the Company provides service to the entity.

Service charges on deposit accounts: The deposit contract obligates the Company to serve as a custodian of the customer’s deposited funds and is generally terminable at will by either party. The contract permits the customer to access the funds on deposit and request additional services for which the Company earns a fee, including NSF and analysis charges, related to the deposit account. Income for deposit accounts is recognized over the statement cycle period (typically on a monthly basis) or at the time the service is provided, if additional services are requested.

ATM fee income: A contract between the Company, as a card-issuing bank, and its customers whereby the Company receives a transaction fee from the merchant’s bank whenever a customer uses a debit or credit card to make a purchase. These fees are earned as the service is provided (i.e., when the customer uses a debit or ATM card).

Other noninterest income: Other noninterest income includes several items, such as wire transfer income, check cashing fees, the increase in cash surrender value of life insurance, rental income from bank properties and safe deposit box rental fees. This income is generally recognized at the time the service is provided and/or the income is earned.

New Accounting Pronouncements – In February 2018, the Financial Accounting Standards Board (the “FASB”) issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, that Clarifies the Guidance in ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10). ASU 2018-03 clarifies guidance in ASU No. 2016-01 relating to equity securities without a readily determinable fair value, forward contracts and purchased options and fair value option liabilities. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after June 15, 2018. The Company adopted the amendments in this ASU effective January 1, 2018. The adoption of this ASU did not have a material effect on the Company’s financial position, result of operations or cash flows.

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. ASU 2018-05 adds SEC guidance to the accounting standards codification regarding the Tax Cuts and Jobs Act. This update became effective upon addition to the FASB Codification. The adoption of this ASU is not expected to have a material effect on the Company’s financial position, result of operations or cash flows.

2. Earnings Per Share:

Per share data is based on the weighted average shares of common stock outstanding of 5,080,514 and 5,123,186 for the three months ended March 31, 2018 and 2017, respectively.

3. Statements of Cash Flows:

The Company has defined cash and cash equivalents as cash and due from banks. The Company paid $489,389 and $259,953 for the three months ended March 31, 2018 and 2017, respectively, for interest on deposits and borrowings. No income tax payments were made during the three months ended March 31, 2018 and 2017. Loans transferred to other real estate amounted to $753,674 and $44,391 during the three months ended March 31, 2018 and 2017, respectively.

4. Investments:

The amortized cost and fair value of securities at March 31, 2018 and December 31, 2017, are as follows (in thousands):

March 31, 2018	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses	Fair Value
Available for sale securities:
U.S. Treasuries	$119,831	$		$(2,994)	$116,837
U.S. Government agencies	14,989			(323)	14,666
Mortgage-backed securities	96,952		27	(2,508)	94,471
States and political subdivisions	13,746		217		13,963

Total available for sale securities	$245,518		$244	$(5,825)	$239,937

Held to maturity securities:
U.S. Government agencies	$8,185	$		$(408)	$7,777
States and political subdivisions	42,697		80	(996)	41,781

Total held to maturity securities	$50,882		$80	$(1,404)	$49,558

December 31, 2017	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses	Fair Value
Available for sale securities:
U.S. Treasuries	$124,820	$		$(2,176)	$122,644
U.S. Government agencies	19,989			(158)	19,831
Mortgage-backed securities	89,207		96	(1,042)	88,261
States and political subdivisions	14,178		292		14,470

Total available for sale securities	$248,194		$388	$(3,376)	$245,206

Held to maturity securities:
U.S. Government agencies	$8,185	$		$(302)	$7,883
States and political subdivisions	42,978		227	(550)	42,655

Total held to maturity securities	$51,163		$227	$(852)	$50,538

The amortized cost and fair value of debt securities at March 31, 2018 (in thousands), by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale securities:
Due in one year or less	$42,425	$42,269
Due after one year through five years	83,351	81,607
Due after five years through ten years	22,457	21,242
Due after ten years	333	348
Mortgage-backed securities	96,952	94,471

Totals	$245,518	$239,937

Held to maturity securities:
Due in one year or less	$995	$995
Due after one year through five years	14,479	14,364
Due after five years through ten years	20,113	19,527
Due after ten years	15,295	14,672

Totals	$50,882	$49,558

Available for sale and held to maturity securities with gross unrealized losses at March 31, 2018 and December 31, 2017, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows (in thousands):

	Less Than Twelve Months		Over Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2018:
U.S. Treasuries	$39,351	$602	$77,486	$2,392	$116,837	$2,994
U.S. Government agencies	13,035	149	9,408	582	22,443	731
States and political subdivisions	18,678	451	6,829	545	25,507	996
Mortgage-backed securities	73,089	1,624	13,220	884	86,309	2,508

TOTAL	$144,153	$2,826	$106,943	$4,403	$251,096	$7,229

December 31, 2017:
U.S. Treasuries	$49,586	$364	$73,058	$1,812	$122,644	$2,176
U.S. Government agencies	8,145	37	14,567	423	22,712	460
Mortgage-backed securities	60,230	415	13,492	627	73,722	1,042
States and political subdivisions	11,552	168	7,010	382	18,562	550

TOTAL	$129,513	$984	$108,127	$3,244	$237,640	$4,228

At March 31, 2018, 24 of the 24 securities issued by the U.S. Treasury, 5 of the 5 securities issued by U.S. Government agencies, 62 of the 156 securities issued by states and political subdivisions and 34 of the 39 mortgage-backed securities contained unrealized losses.

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

Proceeds from sales and calls of available for sale debt securities were $1,227,141 during the three months ended March 31, 2017 which resulted in a realized gain of $16,729 for the three months ended March 31, 2017. There were no sales or calls of available for sale debt securities in 2018.

Securities with a fair value of $225,527,287 and $196,702,218 at March 31, 2018 and December 31, 2017, respectively, were pledged to secure public deposits, federal funds purchased and other balances required by law.

5. Loans:

The composition of the loan portfolio at March 31, 2018 and December 31, 2017, is as follows (in thousands):

	March 31, 2018	December 31, 2017
Gaming	$24,475	$26,142
Residential and land development	253	263
Real estate, construction	35,282	31,947
Real estate, mortgage	185,238	189,201
Commercial and industrial	23,938	26,360
Other	6,266	6,536

Total	$275,452	$280,449

The age analysis of the loan portfolio, segregated by class of loans, as of March 31, 2018 and December 31, 2017, is as follows (in thousands):

	Number of Days Past Due										Loans Past Due Greater Than 90
	30 - 59		60 - 89		Greater Than 90		Total Past Due		Current	Total Loans	Days & Still Accruing
March 31, 2018:
Gaming	$		$		$		$		$24,475	$24,475	$
Residential and land development									253	253
Real estate, construction		183		207		621		1,011	34,271	35,282
Real estate, mortgage		4,960		678		4,614		10,252	174,986	185,238
Commercial and industrial		318		5		2,133		2,456	21,482	23,938
Other		18		1				19	6,247	6,266

Total		$5,479		$891		$7,368		$13,738	$261,714	$275,452	$

December 31, 2017:
Gaming	$		$		$		$		$26,142	$26,142	$
Residential and land development									263	263
Real estate, construction		747		121		522		1,390	30,557	31,947
Real estate, mortgage		5,321		790		4,884		10,995	178,206	189,201
Commercial and industrial		375		2		2,344		2,721	23,639	26,360
Other		26		3				29	6,507	6,536

Total		$6,469		$916		$7,750		$15,135	$265,314	$280,449	$

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

An analysis of the loan portfolio by loan grade, segregated by class of loans, as of March 31, 2018 and December 31, 2017, is as follows (in thousands):

	Loans With A Grade Of:
	A, B or C	S		D		E		F	Total
March 31, 2018:
Gaming	$24,475	$		$		$		$	$24,475
Residential and land development							253		253
Real estate, construction	33,880				257		1,145		35,282
Real estate, mortgage	150,338		11,244		14,553		9,103		185,238
Commercial and industrial	21,025				181		2,732		23,938
Other	6,254				9		3		6,266

Total	$235,972		$11,244		$15,000		$13,236	$	$275,452

December 31, 2017:
Gaming	$26,142	$		$		$		$	$26,142
Residential and land development							263		263
Real estate, construction	30,412				358		1,177		31,947
Real estate, mortgage	148,284		11,550		19,606		9,761		189,201
Commercial and industrial	23,133				265		2,962		26,360
Other	6,516				16		4		6,536

Total	$234,487		$11,550		$20,245		$14,167	$	$280,449

A loan may be impaired but not on nonaccrual status when the loan is well secured and in the process of collection. Total loans on nonaccrual as of March 31, 2018 and December 31, 2017, are as follows (in thousands):

	March 31, 2018	December 31, 2017
Residential and land development	$253	$263
Real estate, construction	1,145	1,177
Real estate, mortgage	8,888	9,548
Commercial and industrial	2,597	2,818
Other	3	4

Total	$12,886	$13,810

Prior to 2017, certain loans were modified by granting interest rate concessions to these customers with such loans being classified as troubled debt restructurings. During 2017 and 2018, the Company did not restructure any additional loans. Specific reserves of $80,000 and $86,000 were allocated to troubled debt restructurings as of March 31, 2018 and December 31, 2017, respectively. The Bank had no commitments to lend additional amounts to customers with outstanding loans classified as troubled debt restructurings as of March 31, 2018 and December 31, 2017.

Impaired loans, which include loans classified as nonaccrual and troubled debt restructurings, segregated by class of loans, as of March 31, 2018 and December 31, 2017, are as follows (in thousands):

	Unpaid Principal Balance	Recorded Investment	Related Allowance		Average Recorded Investment	Interest Income Recognized
March 31, 2018:
With no related allowance recorded:
Real estate, construction	$1,411	$938	$		$948	$
Real estate, mortgage	8,206	7,311			7,349		6
Commercial and industrial	899	861			870

Total	10,516	9,110			9,167		6

With a related allowance recorded:
Residential and land development	253	253		40	260
Real estate, construction	207	207		98	208
Real estate, mortgage	3,597	2,713		712	2,576		7
Commercial and industrial	1,736	1,736		321	1,769
Other	3	3			3

Total	5,796	4,912		1,171	4,816		7

Total by class of loans:
Residential and land development	253	253		40	260
Real estate, construction	1,618	1,145		98	1,156
Real estate, mortgage	11,803	10,024		712	9,925		13
Commercial and industrial	2,635	2,597		321	2,639
Other	3	3			3

Total	$16,312	$14,022		$1,171	$13,983		$13

	Unpaid Principal Balance	Recorded Investment	Related Allowance		Average Recorded Investment	Interest Income Recognized
December 31, 2017:
With no related allowance recorded:
Real estate, construction	$1,441	$967	$		$1,024	$
Real estate, mortgage	8,920	8,025			8,654		31
Commercial and industrial	922	884			916
Other	4	4			4

Total	11,287	9,880			10,598		31

With a related allowance recorded:
Residential and land development	263	263		40	275
Real estate, construction	210	210		105	226
Real estate, mortgage	3,556	2,672		725	2,676		28
Commercial and industrial	1,934	1,934		342	1,923

Total	5,963	5,079		1,212	5,100		28

Total by class of loans:
Residential and land development	263	263		40	275
Real estate, construction	1,651	1,177		105	1,250
Real estate, mortgage	12,476	10,697		725	11,330		59
Commercial and industrial	2,856	2,818		342	2,839
Other	4	4			4

Total	$17,250	$14,959		$1,212	$15,698		$59

6. Allowance for Loan Losses:

Transactions in the allowance for loan losses for the three months ended March 31, 2018 and 2017, and the balances of loans, individually and collectively evaluated for impairment, as of March 31, 2018 and 2017, are as follows (in thousands):

	Gaming		Residential and Land Development		Real Estate, Construction	Real Estate, Mortgage	Commercial and Industrial	Other	Total
For the Quarter Ended March 31, 2018:
Allowance for Loan Losses:
Beginning Balance		$536		$40	$202	$4,305	$892	$178	$6,153
Charge-offs						(14)	(44)	(94)	(152)
Recoveries						118	13	45	176
Provision		(98)			(12)	176	(63)	32	35

Ending Balance		$438		$40	$190	$4,585	$798	$161	$6,212

Allowance for loan losses, March 31, 2018:
Ending balance: individually evaluated for impairment	$			$40	$98	$1,080	$560	$3	$1,781

Ending balance: collectively evaluated for impairment		$438	$		$92	$3,505	$238	$158	$4,431

Total Loans, March 31, 2018:
Ending balance: individually evaluated for impairment	$			$253	$1,402	$23,656	$2,913	$12	$28,236

Ending balance: collectively evaluated for impairment		$24,475	$		$33,880	$161,582	$21,025	$6,254	$247,216

	Gaming		Residential and Land Development		Real Estate, Construction	Real Estate, Mortgage	Commercial and Industrial	Other	Total
For the Quarter Ended March 31, 2017:
Allowance for Loan Losses:
Beginning Balance		$545		$66	$199	$3,800	$651	$205	$5,466
Charge-offs								(59)	(59)
Recoveries					10	8	11	20	49
Provision		(168)			2	128	21	43	26

Ending Balance		$377		$66	$211	$3,936	$683	$209	$5,482

Allowance for loan losses, March 31, 2017:
Ending balance: individually evaluated for impairment	$			$66	$141	$485	$210	$18	$920

Ending balance: collectively evaluated for impairment		$377	$		$70	$3,451	$473	$191	$4,562

Total Loans, March 31, 2017:
Ending balance: individually evaluated for impairment	$			$282	$2,067	$32,489	$1,349	$32	$36,219

Ending balance: collectively evaluated for impairment		$20,379	$		$29,381	$171,913	$37,159	$8,141	$266,973

7. Deposits:

Time deposits of $250,000 or more totaled approximately $34,108,000 and $20,494,000 at March 31, 2018 and December 31, 2017, respectively.

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

The balances of available for sale securities, which are the only assets measured at fair value on a recurring basis, by level within the fair value hierarchy and by investment type, as of March 31, 2018 and December 31, 2017 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
March 31, 2018:
U.S. Treasuries	$116,837	$	$116,837	$
U.S. Government agencies	14,666		14,666
Mortgage-backed securities	94,471		94,471
States and political subdivisions	13,963		13,963

Total	$239,937	$	$239,937	$

December 31, 2017:
U.S. Treasuries	$122,644	$	$122,644	$
U.S. Government agencies	19,831		19,831
Mortgage-backed securities	88,261		88,261
States and political subdivisions	14,470		14,470

Total	$245,206	$	$245,206	$

Impaired loans, which are measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of March 31, 2018 and December 31, 2017 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
March 31, 2018	$6,137	$	$	$6,137
December 31, 2017	6,511			6,511

Other real estate, which is measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of March 31, 2018 and December 31, 2017 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
March 31, 2018	$8,845	$	$	$8,845
December 31, 2017	8,232			8,232

The following table presents a summary of changes in the fair value of other real estate which is measured using level 3 inputs (in thousands):

	For the Three	For the Year
	Months Ended	Ended
	March 31, 2018	December 31, 2017
Balance, beginning of period	$8,232	$8,513
Loans transferred to ORE	754	1,946
Sales	(124)	(1,767)
Writedowns	(17)	(460)

Balance, end of period	$8,845	$8,232

The carrying value and estimated fair value of financial instruments, by level within the fair value hierarchy, at March 31, 2018 and December 31, 2017, are as follows (in thousands):

	Carrying	Fair Value Measurements Using
	Amount	Level 1	Level 2		Level 3		Total
March 31, 2018:
Financial Assets:
Cash and due from banks	$31,519	$31,519	$		$		$31,519
Available for sale securities	239,937			239,937			239,937
Held to maturity securities	50,882			49,558			49,558
Other investments	3,154	3,154					3,154
Federal Home Loan Bank stock	1,432			1,432			1,432
Loans, net	269,240					264,041	264,041
Other real estate	8,845					8,845	8,845
Cash surrender value of life insurance	18,430			18,430			18,430
Financial Liabilities:
Deposits:
Non-interest bearing	162,495	162,495					162,495
Interest bearing	376,441					376,860	376,860
Borrowings from Federal Home Loan
Bank	1,184			1,351			1,351

December 31, 2017:
Financial Assets:
Cash and due from banks	$25,281	$25,281	$		$		$25,281
Available for sale securities	245,664			245,664			245,664
Held to maturity securities	51,163			50,538			50,538
Other investments	3,193	3,193					3,193
Federal Home Loan Bank stock	1,370			1,370			1,370
Loans, net	274,296					270,924	270,924
Other real estate	8,232					8,232	8,232
Cash surrender value of life insurance	18,301			18,301			18,301
Financial Liabilities:
Deposits:
Non-interest bearing	127,274	127,274					127,274
Interest bearing	402,296					402,610	402,610
Borrowings from Federal Home Loan
Bank	11,198			11,389			11,389

9. Reclassifications:

Certain reclassifications have been made to prior year statements to conform to current year presentation. The reclassifications had no effect on prior year net income.

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

The following presents Management’s discussion and analysis of the consolidated financial condition and results of operations of Peoples Financial Corporation and Subsidiaries. These comments should be considered in combination with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in this report on Form 10-Q and the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Management’s Discussion and Analysis included in the Company’s Form 10-K for the year ended December 31, 2017.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued several new accounting standards updates and several accounting standards became effective during the first quarter of 2018, which have been disclosed in the Notes to Unaudited Consolidated Financial Statements. The Company adopted ASU 2014-09 and ASU 2018-03 effective January 1, 2018, neither of which had a material effect on its financial position, results of operations or cash flows. The Company does not expect that the other updates discussed in the Notes will have a material effect on its financial position, results of operations or cash flows. The Company is in the process of determining the effect of ASU 2016-03, which will be effective for the Company on January 1, 2020, on its financial position, results of operations or cash flows.

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

GAAP Reconciliation and Explanation

This Form 10-Q contains non-GAAP financial measures determined by methods other than in accordance with GAAP. Such non-GAAP financial measures include taxable equivalent interest income and taxable equivalent net interest income. Management uses these non-GAAP financial measures because it believes they are useful for evaluating our operations and performance over periods of time, as well as in managing and evaluating our business and in discussions about our operations and performance. Management believes these non-GAAP financial measures provide users of our financial information with a meaningful measure for assessing our financial results, as well as comparison to financial results for prior periods. These non-GAAP financial measures should not be considered as a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled financial measures used by other companies. A reconciliation of these operating performance measures to GAAP performance measures for the three months ended March 31, 2018 and 2017 is included in the table on the following page.

RECONCILATION OF NON-GAAP PERFORMANCE MEASURES (In thousands)

For the Three Months Ended March 31,	2018	2017
Interest income reconciliation:
Interest income - taxable equivalent	$5,023	$4,742
Taxable equivalent adjustment	(258)	(141)

Interest income (GAAP)	$4,765	$4,601

Net interest income reconciliation:
Net interest income - taxable equivalent	$4,527	$4,463
Taxable equivalent adjustment	(258)	(141)

Net interest income (GAAP)	$4,269	$4,322

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

The Company reported net income of $292,000 for the first quarter of 2018 compared with net income of $74,000 for the first quarter of 2017. Results in 2018 included the decrease in non-interest expense which was partially offset by a decrease in net interest income as compared with 2017.

Managing the net interest margin in the Company’s highly competitive market and in context of larger economic conditions has been very challenging and will continue to be so, for the foreseeable future. Net interest income was impacted primarily by the increase in interest income on taxable held to maturity securities of $204,000 and on taxable available for sale securities of $225,000 as the Company changed its investment strategy to improve yield while not compromising duration and credit risk.

Monitoring asset quality, estimating potential losses in our loan portfolio and addressing non-performing loans continue to be emphasized during these difficult economic times, as the local economy continues to negatively impact collateral values and borrowers’ ability to repay their loans. A provision for the allowance for loan losses of $35,000 was recorded in 2018 as compared with $26,000 in 2017. The Company is working diligently to address and reduce its non-performing assets. The Company’s nonaccrual loans totaled $12,886,000 and $13,810,000 at March 31, 2018 and December 31, 2017, respectively. Most of these loans are collateral-dependent, and the Company has rigorously evaluated the value of its collateral to determine potential losses.

Non-interest income decreased $19,000 for the three months ended March 31, 2018 as compared with 2017 results. Trust department income and fees increased $67,000 for 2018 as compared with 2017. The Company did not realize a gain from any sales or calls of securities in 2018 while such gains were $17,000 in 2017. The Company realized a loss from the operations of an investment in a low income housing partnership in 2018 as compared with income from operations in 2017 results as a result of decreased occupancy.

Non-interest expense decreased $299,000 for the three months ended March 31, 2018 as compared with 2017 results. This decrease for the three months ended March 31, 2018 was primarily the result of decreases in net occupancy expense of $95,000 and other expense of $234,000, while other real estate expenses increased $58,000 in 2018 as compared with 2017.

Total assets at March 31, 2018 decreased $3,578,000 as compared with December 31, 2017. Cash and due from banks increased $6,238,000 in the management of the Company’s liquidity position. Available for sale securities decreased $5,269,000 and loans decreased $4,997,000 at March 31, 2018 as compared with December 31, 2017. Proceeds from maturities, sales and calls of available for sale securities funded liquidity needs. Loans decreased as principal payments, maturities, charge-offs and foreclosures on existing loans exceeded new loans.

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

The Company’s average interest earning assets decreased approximately $41,396,000 or 7%, from approximately $626,368,000 for the first quarter of 2017 to approximately $584,972,000 for the first quarter of 2018. The Company’s average balance sheet decreased primarily as average loans decreased approximately $29,202,000 and balances due from financial institutions decreased $23,858,000 while average taxable available for sale securities increased approximately $10,444,000 for the first quarter of 2018 as compared with the first quarter of 2017. Average loans decreased as principal payments, maturities, charge-offs and foreclosures relating to existing loans outpaced new loans. Average balances due from financial institutions decreased and average taxable available for sale securities increased as excess funds were invested to increase interest income.

The average yield on interest-earning assets increased from 3.03% for the first quarter of 2017 to 3.43% for the first quarter of 2018. This increase is primarily the result of the yield on average loans increasing as a result of the increase in prime rate in 2017 and 2018.

Average interest bearing liabilities decreased approximately $37,094,000, or 8%, from approximately $465,870,000 for the first quarter of 2017 to approximately $428,776,000 for the first quarter of 2018. Average savings and interest bearing DDA decreased $45,155,000 primarily as several large customers reallocated their funds to other institutions in the current year.

The average rate paid on interest bearing liabilities for the first quarter of 2017 was .24% as compared with .46% for the first quarter of 2018. This increase is primarily due to the increased rates in the current year.

The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 2.85% for the quarter ended March 31, 2017 and 3.10% for the quarter ended March 31, 2018.

The tables on the following pages analyze the changes in tax-equivalent net interest income for the quarters ended March 31, 2018 and 2017.

Analysis of Average Balances, Interest Earned/Paid and Yield (In Thousands)

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate
Loans (2)(3)	$278,042	$3,233	4.65%	$307,244	$3,274	4.26%
Balances due from financial institutions	10,778	38	1.41%	34,636	101	1.17%
HTM:
Taxable	32,517	364	4.48%	28,173	160	2.27%
Non taxable (1)	18,547	176	3.80%	19,667	182	3.70%
AFS:
Taxable	228,931	1,011	1.77%	218,487	786	1.44%
Non taxable (1)	14,302	198	5.54%	17,162	236	5.50%
Other	1,855	3	0.65%	999	3	1.20%

Total	$584,972	$5,023	3.43%	$626,368	$4,742	3.03%

Savings & interest- bearing DDA	$340,384	$282	0.33%	$385,539	$136	0.14%
Time deposits	83,909	189	0.90%	78,309	128	0.65%
Federal funds purchased	769	5	2.60%	107	1	3.74%
Borrowings from FHLB	3,714	20	2.15%	1,915	14	2.92%

Total	$428,776	$496	0.46%	$465,870	$279	0.24%

Net tax-equivalent spread			2.97%			2.79%

Net tax-equivalent margin on earning assets			3.10%			2.85%

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 21% in 2018 and 34% in 2017. See disclosure of Non-GAAP financial measures on pages 30 and 31.
(2)	Loan fees of $122 and $66 for 2018 and 2017, respectively, are included in these figures.
(3)	Includes nonaccrual loans.

Analysis of Changes in Interest Income and Interest Expense

(In Thousands)

	For the Three Months Ended
	March 31, 2018 compared with March 31, 2017
	Volume	Rate	Rate/Volume	Total
Interest earned on:
Loans	$(311)	$299	$(29)	$(41)
Balances due from finanicial institutions	(70)	21	(14)	(63)
Held to maturity securities:
Taxable	25	155	24	204
Non taxable	(10)	5	(1)	(6)
Available for sale securities:
Taxable	38	179	8	225
Non taxable	(39)	2	(1)	(38)
Other	3	(2)	(1)

Total	$(364)	$659	$(14)	$281

Interest paid on:
Savings & interest-bearing
DDA	$(16)	$183	$(21)	$146
Time deposits	9	48	4	61
Federal funds purchased	6		(2)	4
Borrowings from FHLB	13	(4)	(3)	6

Total	$12	$227	$(22)	$217

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

The Company’s analysis includes evaluating the current values of collateral securing all nonaccrual loans. Even though nonaccrual loans were $12,886,000 and $13,810,000 at March 31, 2018 and December 31, 2017, respectively, specific reserves of only $1,090,000 and $1,125,000, respectively, have been allocated to these loans as collateral values appear sufficient to cover loan losses or the loan balances have been charged down to their realizable value.

The Company’s on-going, systematic evaluation resulted in the Company recording a provision for loan losses of $35,000 and $26,000 for the first quarters of 2018 and 2017, respectively. The allowance for loan losses as a percentage of loans was 2.26% and 2.19% at March 31, 2018 and December 31, 2017, respectively. The Company believes that its allowance for loan losses is appropriate as of March 31, 2018.

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

Non-interest income

Non-interest income decreased $19,000 for the first quarter of 2018 as compared with the first quarter of 2017 primarily as Trust department income and fees increased $67,000, income from other investments decreased $51,000 and gains on sales and calls of securities decreased $17,000.

Trust income increased due to several new account relationships in 2018.

Income or loss from other investments relates to income or loss from operations of an investment in a low income housing partnership. In 2018, occupancy rates have decreased, which resulted in a loss.

There were no calls or sales of securities in 2018.

Non-interest expense

Total non-interest expense decreased $299,000 for the first quarter of 2018 as compared with the first quarter of 2017. Net occupancy decreased $95,000, other real estate expense increased $58,000 and other expenses decreased $234,000 for the first quarter of 2018 as compared with the first quarter of 2017.

Net occupancy expense decreased as a result of the Company’s continuing efforts to decrease its telecommunication and insurance costs.

Other real estate expense increased as a result of repair costs associated with recent foreclosures.

Other expense decreased in 2018 as the Company engaged consultants to assist with several projects relating to improve I/T security and operations in the prior year.

Income Taxes

At December 31, 2014, the Company established a full valuation allowance on its deferred tax assets. Until such time as the Company returns to sustained earnings, and it is determined that it is more likely than not that the deferred tax asset will be realized, no income tax benefit or expense will be recorded.

FINANCIAL CONDITION

Cash and due from banks increased $6,238,000 at March 31, 2018, compared with December 31, 2017 in the management of the bank subsidiary’s liquidity position.

Available for sale securities decreased $5,269,000 at March 31, 2018, compared with December 31, 2017 as maturities and unrealized losses exceeded investment purchases.

Loans decreased $4,997,000 at March 31, 2018 as compared with December 31, 2017 as principal payments, maturities, charge-offs and foreclosures on existing loans exceeded new loans.

Total deposits increased $9,366,000 at March 31, 2018, as compared with December 31, 2017. Typically, significant increases or decreases in total deposits and/or significant fluctuations among the different types of deposits from quarter to quarter are anticipated by Management as customers in the casino industry and county and municipal entities reallocate their resources periodically. Deposits from county and municipal entities increase significantly during the first quarter of each year based on property tax collections.

SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY

Strength, security and stability have been the hallmark of the Company since its founding in 1985 and of its bank subsidiary since its founding in 1896. A strong capital foundation is fundamental to the continuing prosperity of the Company and the security of its customers and shareholders.

As of March 31, 2018, the most recent notification from the Federal Deposit Insurance Corporation categorized the bank subsidiary as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the bank subsidiary must have a Total risk-based capital ratio of 10.00% or greater, a Common Equity Tier 1 Capital ratio of 6.50% or greater, a Tier 1 risk-based capital ratio of 8.00% or greater and a Leverage capital ratio of 5.00% or greater. As of January1, 2018, the Company must have a capital conservation buffer above these requirements of 1.875% for 2018. There are no conditions or events since that notification that Management believes have changed the bank subsidiary’s category.

The Company’s actual capital amounts and ratios and required minimum capital amounts and ratios as of March 31, 2018 and December 31, 2017, are as follows (in thousands):

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
March 31, 2018:
Total Capital (to Risk Weighted Assets)	$97,065	26.23%	$29,604	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	92,420	24.98%	16,652	4.50%
Tier 1 Capital (to Risk Weighted Assets)	92,420	24.98%	22,203	6.00%
Tier 1 Capital (to Average Assets)	92,420	14.25%	25,945	4.00%

December 31, 2017:
Total Capital (to Risk Weighted Assets)	$97,122	25.12%	$30,930	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	92,273	23.87%	17,398	4.50%
Tier 1 Capital (to Risk Weighted Assets)	92,273	23.87%	23,197	6.00%
Tier 1 Capital (to Average Assets)	92,273	13.79%	26,769	4.00%

The actual capital amounts and ratios and required minimum capital amounts and ratios for the Bank as of March 31, 2018 and December 31, 2017, are as follows (in thousands):

	For Capital Adequacy
	Actual		Purposes		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2018:
Total Capital (to Risk Weighted Assets)	$92,643	25.14%	$29,477	8.00%	$36,846	10.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	88,018	23.89%	16,581	4.50%	23,950	6.50%
Tier 1 Capital (to Risk Weighted Assets)	88,018	23.89%	22,107	6.00%	29,477	8.00%
Tier 1 Capital (to Average Assets)	88,018	13.46%	26,164	4.00%	32,705	5.00%

December 31, 2017:
Total Capital (to Risk Weighted Assets)	$92,493	24.04%	$30,778	8.00%	$38,473	10.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	87,668	22.79%	17,313	4.50%	25,007	6.50%
Tier 1 Capital (to Risk Weighted Assets)	87,668	22.79%	23,084	6.00%	30,778	8.00%
Tier 1 Capital (to Average Assets)	87,668	13.47%	26,031	4.00%	32,539	5.00%

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

As of March 31, 2018, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the period ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1:	Legal Proceedings

The Bank is involved in various legal matters and claims which are being defended and handled in the ordinary course of business. None of these matters is expected, in the opinion of Management, to have a material adverse effect upon the financial position or results of operations of the Company.

Item 5:	Other Information

None.

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 31.1:	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

Exhibit 31.2:	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

Exhibit 32.1:	Certification of Chief Executive Officer Pursuant to 18 U.S.C. ss. 1350

Exhibit 32.2:	Certification of Chief Financial Officer Pursuant to 18 U.S.C. ss. 1350

Exhibit 101	The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Condition at March 31, 2018 and December 31, 2017, (ii) Consolidated Statements of Income for the quarters ended March 31, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Income for the quarters ended March 31, 2018 and 2017, (iv) Consolidated Statement of Changes in Shareholders’ Equity for the quarter ended March 31, 2018, (v) Consolidated Statements of Cash Flows for the quarters ended March 31, 2018 and 2017 and (vi) Notes to the Unaudited Consolidated Financial Statements for the quarters ended March 31, 2018 and 2017.

(b) Reports on Form 8-K

A Form 8-K was filed on January 24, 2018, April 25, 2018, April 26, 2018 and May 7, 2018.

SIGNATURES

Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL CORPORATION
(Registrant)

Date:	May 11, 2018

By:	/s/ Chevis C. Swetman
Chevis C. Swetman
Chairman, President and Chief Executive Officer
(principal executive officer)

Date:	May 11, 2018

By:	/s/ Lauri A. Wood
Lauri A. Wood
Chief Financial Officer and Controller
(principal financial and accounting officer)