Form 10-Q
period 2018-06-30
PEOPLES FINANCIAL CORP /MS/
filed 2018-08-13
CIK 770460

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date. Peoples Financial Corporation has only one class of common stock authorized. At July 31, 2018, there were 15,000,000 shares of $1 par value common stock authorized, with 5,037,719 shares issued and outstanding.

Part 1 – Financial Information

Item 1: Financial Statements

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition

(in thousands except share data)

	June 30, 2018	December 31, 2017
	(unaudited)	(audited)
Assets
Cash and due from banks	$35,860	$25,281
Available for sale securities	230,562	245,206
Held to maturity securities, fair value of $51,321 at June 30, 2018; $50,538 at December 31, 2017	52,757	51,163
Other investments	3,094	3,193
Federal Home Loan Bank Stock, at cost	1,438	1,370
Loans	271,795	280,449
Less: Allowance for loan losses	5,508	6,153

Loans, net	266,287	274,296
Bank premises and equipment, net of accumulated depreciation	19,523	20,153
Other real estate	9,888	8,232
Accrued interest receivable	1,799	1,904
Cash surrender value of life insurance	18,594	18,301
Other assets	1,479	1,325

Total assets	$641,281	$650,424

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition (continued)

(in thousands except share data)

	June 30, 2018	December 31, 2017
	(unaudited)	(audited)
Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Demand, non-interest bearing	$129,455	$127,274
Savings and demand, interest bearing	308,086	318,278
Time, $100,000 or more	57,376	43,991
Other time deposits	28,346	40,027

Total deposits	523,263	529,570
Borrowings from Federal Home Loan Bank	12,170	11,198
Employee and director benefit plans liabilities	18,635	18,370
Other liabilities	1,127	1,787

Total liabilities	555,195	560,925
Shareholders’ Equity:
Common stock, $1 par value, 15,000,000 shares authorized, 5,037,719 and 5,083,186 shares issued and outstanding at June 30, 2018 and December 31, 2017	5,038	5,083
Surplus	65,780	65,780
Undivided profits	21,280	21,563
Accumulated other comprehensive loss, net of tax	(6,012)	(2,927)

Total shareholders’ equity	86,086	89,499

Total liabilities and shareholders’ equity	$641,281	$650,424

See notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Income

(in thousands except per share data)(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest income:
Interest and fees on loans	$3,230	$3,295	$6,463	$6,569
Interest and dividends on securities:
U.S. Treasuries	368	375	747	790
U.S. Government agencies	114	136	236	278
Mortgage-backed securities	623	268	1,173	533
States and political subdivisions	440	386	879	779
Corporate bonds				8
Other investments	7	3	10	6
Interest on balances due from depository institutions	60	135	99	236

Total interest income	4,842	4,598	9,607	9,199

Interest expense:
Deposits	536	336	1,007	600
Federal funds purchased	2		7
Borrowings from Federal Home Loan Bank	85	9	105	24

Total interest expense	623	345	1,119	624

Net interest income	4,219	4,253	8,488	8,575
Provision for allowance for loan losses	28	30	63	56

Net interest income after provision for allowance for loan losses	$4,191	$4,223	$8,425	$8,519

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Income (continued)

(in thousands except per share data)(unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017		2018	2017
Non-interest income:
Trust department income and fees	$452		$428	$885		$794
Service charges on deposit accounts	919		930	1,830		1,852
Gain on liquidation, sales and calls of securities			120			137
Income (loss) from other investments	(60)		17	(99)		29
Increase in cash surrender value of life insurance	133		129	240		228
Gain from death benefits from life insurance			429			429
Other income	130		122	241		248

Total non-interest income	1,574		2,175	3,097		3,717

Non-interest expense:
Salaries and employee benefits	2,725		2,749	5,554		5,598
Net occupancy	450		520	890		1,055
Equipment rentals, depreciation and maintenance	841		735	1,599		1,529
FDIC and state banking assessments	97		99	211		197
Data processing	330		319	657		650
ATM expense	134		136	272		258
Other real estate expense	364		268	484		330
Other expense	761		757	1,500		1,730

Total non-interest expense	5,702		5,583	11,167		11,347

Income before income taxes	63		815	355		889
Income tax benefit			(338)			(338)

Net income	$63		$1,153	$355		$1,227

Basic and diluted earnings per share	$.01		$.23	$.07		$.24

Dividends declared per share	$.01	$		$.01	$

See notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$63	$1,153	$355	$1,227
Other comprehensive income (loss):
Net unrealized gain (loss) on available for sale securities	(491)	1,271	(3,085)	2,382
Reclassification adjustment for realized gain on available for sale securities called or sold		(120)		(137)

Total other comprehensive income (loss)	(491)	1,151	(3,085)	2,245

Total comprehensive income (loss)	$(428)	$2,304	$(2,730)	$3,472

See notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

(in thousands except share data)

					Accumulated
	Number of				Other
	Common	Common		Undivided	Comprehensive
	Shares	Stock	Surplus	Profits	Loss	Total
Balance, January 1, 2018	5,083,186	$5,083	$65,780	$21,563	$(2,927)	$89,499
Net income				355		355
Other comprehensive loss					(3,085)	(3,085)
Dividends ($ .01 per share)				(51)		(51)
Retirement of stock	(45,467)	(45)		(587)		(632)

Balance, June 30, 2018	5,037,719	$5,038	$65,780	$21,280	$(6,012)	$86,086

Note: Balances as of January 1, 2018 were audited.

See notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$355	$1,227
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	985	951
Provision for allowance for loan losses	63	56
Writedown of other real estate	257	221
Losses on sales of other real estate	5	35
(Income) loss from other investments	99	(29)
Gain from death benefits from life insurance		(429)
Amortization of held to maturity securities	126	129
Amortization of available for sale securities	208	29
Gain on sales and calls of securities		(137)
Change in accrued interest receivable	105	155
Increase in cash surrender value of life insurance	(240)	(228)
Change in other assets	(154)	(561)
Change in employee and director benefit plan liabilities and other liabilities	(395)	(13)

Net cash provided by operating activities	$1,414	$1,406

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(in thousands) (unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from investing activities:
Proceeds from maturities, sales and calls of available for sale securities	$26,989	$54,282
Proceeds from maturities of held to maturity securities	435	7,475
Purchases of available for sale securities	(15,638)	(41,734)
Purchases of held to maturity securities	(2,155)	(4,834)
Purchases of Federal Home Loan Bank stock	(68)	(4)
Proceeds from sales of other real estate	1,468	944
Loans, net change	4,560	28,800
Acquisition of bank premises and equipment	(355)	(134)
Investment in cash surrender value of life insurance	(53)	(74)

Net cash provided by investing activities	15,183	44,721

Cash flows from financing activities:
Demand and savings deposits, net change	(8,011)	(38,360)
Time deposits, net change	1,704	5,676
Borrowings from Federal Home Loan Bank	629,900
Repayments to Federal Home Loan Bank	(628,928)	(5,028)
Cash dividends paid	(51)
Stock repurchase	(632)

Net cash used in financing activities	(6,018)	(37,712)

Net increase in cash and cash equivalents	10,579	8,415
Cash and cash equivalents, beginning of period	25,281	41,116

Cash and cash equivalents, end of period	$35,860	$49,531

See notes to consolidated financial statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2018 and 2017

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

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the financial position of the Company and its subsidiaries as of June 30, 2018 and the results of their operations and their cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2017 Annual Report and Form 10-K.

The results of operations for the quarter or six months ended June 30, 2018, are not necessarily indicative of the results to be expected for the full year.

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

Summary of Significant Accounting Policies—The accounting and reporting policies of the Company conform to GAAP and general practices within the banking industry. There have been no material changes or developments in the application of principles or in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies as disclosed in our Form 10-K for the year ended December 31, 2017.

Revenue Recognition—As of January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), using the modified retrospective method. Disclosures of revenue from contracts with customers for periods beginning after January 1, 2018 are presented under ASC Topic 606 and have not materially changed from the prior year amounts. This update prescribes the process related to the recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 excludes revenue streams relating to loans and investment securities, which are the major source of revenue for the Company, from its scope. As a result, the adoption of the guidance had no material impact on the measurement or recognition of revenue.    Consistent with this guidance, the Company recognizes noninterest income within the scope of this guidance as services are transferred to its customers in an amount that reflects the consideration it expects to be entitled to in exchange for those services. Other types of revenue contracts, the income from which is included in non-interest income, that are within the scope of ASU 2014-09 are:

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

In May 2018, the FASB issued ASU 2018-06, Codification Improvements to Topic 942, Financial Services – Depository and Lending. ASU 2018-06 removes outdated guidance related to Circular 202 because that guidance has been rescinded by the Office of the Comptroller of the Currency. The amendments in this update are effective upon issuance. The adoption of this ASU did not have a material effect on the Company’s financial position, result of operations or cash flows.

2. Earnings Per Share:

Per share data is based on the weighted average shares of common stock outstanding of 5,067,208 and 5,123,186 for the six months ended June 30, 2018 and 2017, respectively. Per share data is based on the weighted average shares of common stock outstanding of 5,054,047 and 5,123,186 for the quarters ended June 30, 2018 and 2017, respectively.

3. Statements of Cash Flows:

The Company has defined cash and cash equivalents as cash and due from banks. The Company paid $1,120,269 and $627,233 for the six months ended June 30, 2018 and 2017, respectively, for interest on deposits and borrowings. No income tax payments were made during the six months ended June 30, 2018 and 2017. Loans transferred to other real estate amounted to $3,385,724 and $44,391 during the six months ended June 30, 2018 and 2017, respectively.

4. Investments:

The amortized cost and fair value of securities at June 30, 2018 and December 31, 2017, are as follows (in thousands):

		Gross	Gross
		Unrealized	Unrealized
June 30, 2018	Amortized Cost	Gains	Losses	Fair Value
Available for sale securities:
Debt securities:
U.S. Treasuries	$109,842	$	$(3,073)	$106,769
U.S. Government agencies	14,990		(352)	14,638
Mortgage-backed securities	98,593	50	(2,879)	95,764
States and political subdivisions	13,210	181		13,391

Total available for sale securities	$236,635	$231	$(6,304)	$230,562

Held to maturity securities:
U.S. Government agencies	$8,185	$	$(448)	$7,737
States and political subdivisions	44,572	75	(1,063)	43,584

Total held to maturity securities	$52,757	$75	$(1,511)	$51,321

		Gross	Gross
		Unrealized	Unrealized
December 31, 2017	Amortized Cost	Gains	Losses	Fair Value
Available for sale securities:
Debt securities:
U.S. Treasuries	$124,820	$	$(2,176)	$122,644
U.S. Government agencies	19,989		(158)	19,831
Mortgage-backed securities	89,207	96	(1,042)	88,261
States and political subdivisions	14,178	292		14,470

Total available for sale securities	$248,194	$388	$(3,376)	$245,206

Held to maturity securities:
U.S. Government agencies	$8,185	$	$(302)	$7,883
States and political subdivisions	42,978	227	(550)	42,655

Total held to maturity securities	$51,163	$227	$(852)	$50,538

The amortized cost and fair value of debt securities at June 30, 2018 (in thousands), by contractual maturity, are shown on the following page. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale securities:
Due in one year or less	$38,768	$38,669
Due after one year through five years	77,320	75,462
Due after five years through ten years	21,620	20,319
Due after ten years	334	348
Mortgage-backed securities	98,593	95,764

Totals	$236,635	$230,562

Held to maturity securities:
Due in one year or less	$2,070	$2,074
Due after one year through five years	13,174	13,030
Due after five years through ten years	23,324	22,669
Due after ten years	14,189	13,548

Totals	$52,757	$51,321

Available for sale and held to maturity securities with gross unrealized losses at June 30, 2018 and December 31, 2017, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows (in thousands):

	Less Than Twelve Months		Over Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
June 30, 2018:	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasuries	$29,337	$618	$77,432	$2,455	$106,769	$3,073
U.S. Government agencies	13,019	166	9,356	634	22,375	800
Mortgage-backed securities	65,455	1,906	17,255	973	82,710	2,879
States and political subdivisions	19,453	485	6,777	578	26,230	1,063

TOTAL	$127,264	$3,175	$110,820	$4,640	$238,084	$7,815

December 31, 2017:
U.S. Treasuries	$49,586	$364	$73,058	$1,812	$122,644	$2,176
U.S. Government agencies	8,145	37	14,567	423	22,712	460
Mortgage-backed securities	60,230	415	13,492	627	73,722	1,042
States and political subdivisions	11,552	168	7,010	382	18,562	550

TOTAL	$129,513	$984	$108,127	$3,244	$237,640	$4,228

At June 30, 2018, 22 of 22 securities issued by the U.S. Treasury, 5 of the 5 securities issued by U.S. Government agencies, 62 of the 153 securities issued by states and political subdivisions and 34 of the 40 mortgage-backed securities contained unrealized losses.

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

Proceeds from sales and calls of available for sale securities were $23,703,484 during the six months ended June 30, 2017. Available for sale debt securities were sold or called for a realized gain of $136,781for the six months ended June 30, 2017. There were no sales or calls of securities in 2018.

Securities with a fair value of $207,665,549 and $196,702,218 at June 30, 2018 and December 31, 2017, respectively, were pledged to secure public deposits, federal funds purchased and other balances required by law.

5. Loans:

The composition of the loan portfolio at June 30, 2018 and December 31, 2017, is as follows (in thousands):

	June 30, 2018	December 31, 2017
Gaming	$25,399	$26,142
Residential and land development	243	263
Real estate, construction	37,323	31,947
Real estate, mortgage	178,333	189,201
Commercial and industrial	24,124	26,360
Other	6,373	6,536

Total	$271,795	$280,449

The age analysis of the loan portfolio, segregated by class of loans, as of June 30, 2018 and December 31, 2017, is as follows (in thousands):

											Loans Past
											Due Greater
	Number of Days Past Due										Than 90
					Greater		Total			Total	Days &
	30 - 59		60 - 89		Than 90		Past Due		Current	Loans	Still Accruing
June 30, 2018:
Gaming	$		$		$		$		$25,399	$25,399	$
Residential and land development									243	243
Real estate, construction		219		14		765		998	36,325	37,323
Real estate, mortgage		8,048		1,686		2,244		11,978	166,355	178,333	30
Commercial and industrial		69		3		1,882		1,954	22,170	24,124
Other		20		1				21	6,352	6,373

Total		$8,356		$1,704		$4,891		$14,951	$256,844	$271,795	$30

December 31, 2017:
Gaming	$		$		$		$		$26,142	$26,142	$
Residential and land development									263	263
Real estate, construction		747		121		522		1,390	30,557	31,947
Real estate, mortgage		5,321		790		4,884		10,995	178,206	189,201
Commercial and industrial		375		2		2,344		2,721	23,639	26,360
Other		26		3				29	6,507	6,536

Total		$6,469		$916		$7,750		$15,135	$265,314	$280,449	$

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

An analysis of the loan portfolio by loan grade, segregated by class of loans, as of June 30, 2018 and December 31, 2017, is as follows (in thousands):

	Loans With A Grade Of:
	A, B or C	S		D		E		F	Total
June 30, 2018:
Gaming	$25,399	$		$		$		$	$25,399
Residential and land development							243		243
Real estate, construction	35,943				251		1,129		37,323
Real estate, mortgage	146,988		10,939		14,284		6,122		178,333
Commercial and industrial	21,749				174		2,201		24,124
Other	6,359				11		3		6,373

Total	$236,438		$10,939		$14,720		$9,698	$	$271,795

December 31, 2017:
Gaming	$26,142	$		$		$		$	$26,142
Residential and land development							263		263
Real estate, construction	30,412				358		1,177		31,947
Real estate, mortgage	148,284		11,550		19,606		9,761		189,201
Commercial and industrial	23,133				265		2,962		26,360
Other	6,516				16		4		6,536

Total	$234,487		$11,550		$20,245		$14,167	$	$280,449

A loan may be impaired but not on nonaccrual status when the loan is well secured and in the process of collection. Total loans on nonaccrual as of June 30, 2018 and December 31, 2017, are as follows (in thousands):

	June 30, 2018	December 31, 2017
Residential and land development	$243	$263
Real estate, construction	1,129	1,177
Real estate, mortgage	5,908	9,548
Commercial and industrial	2,090	2,818
Other	3	4

Total	$9,373	$13,810

Prior to 2017, certain loans were modified by granting interest rate concessions to these customers with such loans being classified as troubled debt restructurings. During 2017 and 2018, the Company did not restructure any additional loans. Specific reserves of $86,000 were allocated to troubled debt restructurings as of June 30, 2018 and December 31, 2017. The Bank had no commitments to lend additional amounts to customers with outstanding loans classified as troubled debt restructurings as of June 30, 2018 and December 31, 2017.

Impaired loans, which include loans classified as nonaccrual and troubled debt restructurings, segregated by class of loans, as of June 30, 2018 and December 31, 2017, are as follows (in thousands):

	Unpaid Principal Balance	Recorded Investment	Related Allowance		Average Recorded Investment	Interest Income Recognized
June 30, 2018:
With no related allowance recorded:
Real estate, construction	$1,403	$929	$		$939	$
Real estate, mortgage	6,534	5,640			5,734		14
Commercial and industrial	2,128	2,090			2,439
Other	3	3			3

Total	10,068	8,662			9,115		14

With a related allowance recorded:
Residential and land development	243	243		20	255
Real estate, construction	200	200		98	206
Real estate, mortgage	1,391	1,391		337	1,402		12

Total	1,834	1,834		455	1,863		12

Total by class of loans:
Residential and land development	243	243		20	255
Real estate, construction	1,603	1,129		98	1,145
Real estate, mortgage	7,925	7,031		337	7,136		26
Commercial and industrial	2,128	2,090			2,439
Other	3	3			3

Total	$11,902	$10,496		$455	$10,978		$26

	Unpaid Principal Balance	Recorded Investment	Related Allowance		Average Recorded Investment	Interest Income Recognized
December 31, 2017:
With no related allowance recorded:
Real estate, construction	$1,441	$967	$		$1,024	$
Real estate, mortgage	8,920	8,025			8,654		31
Commercial and industrial	922	884			916
Other	4	4			4

Total	11,287	9,880			10,598		31

With a related allowance recorded:
Residential and land development	263	263		40	275
Real estate, construction	210	210		105	226
Real estate, mortgage	3,556	2,672		725	2,676		28
Commercial and industrial	1,934	1,934		342	1,923

Total	5,963	5,079		1,212	5,100		28

Total by class of loans:
Residential and land development	263	263		40	275
Real estate, construction	1,651	1,177		105	1,250
Real estate, mortgage	12,476	10,697		725	11,330		59
Commercial and industrial	2,856	2,818		342	2,839
Other	4	4			4

Total	$17,250	$14,959		$1,212	$15,698		$59

6. Allowance for Loan Losses:

Transactions in the allowance for loan losses for the quarters and six months ended June 30, 2018 and 2017, and the balances of loans, individually and collectively evaluated for impairment, as of June 30, 2018 and 2017, are as follows (in thousands):

	Gaming		Residential and Land Development		Real Estate, Construction	Real Estate, Mortgage	Commercial and Industrial	Other	Total
For the Six Months Ended June 30, 2018:
Allowance for Loan Losses:
Beginning balance		$536		$40	$202	$4,305	$892	$178	$6,153
Charge-offs						(429)	(369)	(156)	(954)
Recoveries					1	118	45	82	246
Provision		(83)		(20)	(24)	201	(65)	54	63

Ending Balance		$453		$20	$179	$4,195	$503	$158	$5,508

For the Quarter Ended June 30, 2018:
Allowance for Loan Losses:
Beginning Balance		$438		$40	$190	$4,585	$798	$161	$6,212
Charge-offs						(415)	(325)	(62)	(802)
Recoveries					1		32	37	70
Provision		15		(20)	(12)	25	(2)	22	28

Ending Balance		$453		$20	$179	$4,195	$503	$158	$5,508

Allowance for Loan Losses, June 30, 2018:
Ending balance: individually evaluated for impairment	$			$20	$98	$681	$230	$2	$1,031

Ending balance: collectively evaluated for impairment		$453	$		$81	$3,514	$273	$156	$4,477

Total Loans, June 30, 2018:
Ending balance: individually evaluated for impairment	$			$243	$1,380	$20,405	$2,375	$14	$24,417

Ending balance: collectively evaluated for impairment		$25,399	$		$35,943	$157,928	$21,749	$6,359	$247,378

	Gaming		Residential and Land Development		Real Estate, Construction	Real Estate, Mortgage	Commercial and Industrial	Other	Total
For the Six Months Ended June 30, 2017:
Allowance for Loan Losses:
Beginning balance		$545		$66	$199	$3,800	$651	$205	$5,466
Charge-offs						(8)		(95)	(103)
Recoveries					12	8	11	31	62
Provision		(149)		(8)	21	116	10	66	56

Ending Balance		$396		$58	$232	$3,916	$672	$207	$5,481

For the Quarter Ended June 30, 2017:
Allowance for Loan Losses:
Beginning Balance		$377		$66	$211	$3,936	$683	$209	$5,482
Charge-offs						(8)		(36)	(44)
Recoveries					2			11	13
Provision		19		(8)	19	(12)	(11)	23	30

Ending Balance		$396		$58	$232	$3,916	$672	$207	$5,481

Allowance for Loan Losses, June 30, 2017:
Ending balance: individually evaluated for impairment	$			$58	$122	$580	$247	$17	$1,024

Ending balance: collectively evaluated for impairment		$396	$		$110	$3,336	$425	$190	$4,457

Total Loans, June 30, 2017:
Ending balance: individually evaluated for impairment	$			$273	$2,026	$32,738	$3,229	$30	$38,296

Ending balance: collectively evaluated for impairment		$19,278	$		$28,952	$159,079	$34,090	$6,774	$248,173

7. Deposits:

Time deposits of $250,000 or more totaled approximately $34,277,000 and $30,457,000 at June 30, 2018 and December 31, 2017, respectively.

8. Shareholders’ Equity

On December 8, 2017, the Board of Directors approved the repurchase of up to 110,000 of the outstanding shares of the Company’s common stock. As of August 1, 2018, the Company had repurchased and retired 110,000 shares for approximately $1,477,000.

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

The balances of available for sale securities, which are the only assets measured at fair value on a recurring basis, by level within the fair value hierarchy and by investment type, as of June 30, 2018 and December 31, 2017 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
June 30, 2018:
U.S. Treasuries	$106,769	$	$106,769	$
U.S. Government agencies	14,638		14,638
Mortgage-backed securities	95,764		95,764
States and political subdivisions	13,391		13,391

Total	$230,562	$	$230,562	$

December 31, 2017:
U.S. Treasuries	$122,644	$	$122,644	$
U.S. Government agencies	19,831		19,831
Mortgage-backed securities	88,261		88,261
States and political subdivisions	14,470		14,470

Total	$245,206	$	$245,206	$

Impaired loans, which are measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of June 30, 2018 and December 31, 2017 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3

June 30, 2018	$3,047	$	$	$3,047
December 31, 2017	6,511			6,511

Other real estate, which is measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of June 30, 2018 and December 31, 2017 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3

June 30, 2018	$9,888	$	$	$9,888
December 31, 2017	8,232			8,232

The following table presents a summary of changes in the fair value of other real estate which is measured using level 3 inputs (in thousands):

	For the Six	For the Year
	Months Ended	Ended
	June 30, 2018	December 31, 2017
Balance, beginning of period	$8,232	$8,513
Loans transferred to ORE	3,386	1,946
Sales	(1,473)	(1,767)
Writedowns	(257)	(460)

Balance, end of period	$9,888	$8,232

The carrying value and estimated fair value of financial instruments, by level within the fair value hierarchy, at June 30, 2018 and December 31, 2017, are as follows (in thousands):

	Carrying	Fair Value Measurements Using
	Amount	Level 1	Level 2		Level 3		Total
June 30, 2018:
Financial Assets:
Cash and due from banks	$35,860	$35,860	$		$		$35,860
Available for sale securities	230,562			230,562			230,562
Held to maturity securities	52,757			51,321			51,321
Other investments	3,094	3,094					3,094
Federal Home Loan Bank stock	1,438			1,438			1,438
Loans, net	266,287					261,185	261,185
Other real estate	9,888					9,888	9,888
Cash surrender value of life insurance	18,594			18,594			18,594
Financial Liabilities:
Deposits:
Non-interest bearing	129,455	129,455					129,455
Interest bearing	393,808					394,226	394,226
Borrowings from Federal Home Loan
Bank	12,170			12,332			12,332

	Carrying	Fair value Measuremeents Using
	Amount	Level 1	Level 2		Level 3		Total
December 31, 2017:
Financial Assets:
Cash and due from banks	$25,281	$25,281	$		$		$25,281
Available for sale securities	245,206			245,206			245,206
Held to maturity securities	51,163			50,538			50,538
Other investments	3,193	3,193					3,193
Federal Home Loan Bank stock	1,370			1,370			1,370
Loans, net	274,296					270,924	270,924
Other real estate	8,232					8,232	8,232
Cash surrender value of life insurance	18,301			18,301			18,301
Financial Liabilities:
Deposits:
Non-interest bearing	127,274	127,274					127,274
Interest bearing	402,296					402,610	402,610
Borrowings from Federal Home Loan
Bank	11,198			11,389			11,389

10. Reclassifications:

Certain reclassifications have been made to prior year statements to conform to current year presentations. The reclassifications had no effect on prior year net income.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued several new accounting standards updates and several accounting standards became effective during the first half of 2018, which have been disclosed in the Notes to Unaudited Consolidated Financial Statements. The Company adopted ASU 2014-09 and ASU 2018-03 effective January 1, 2018, neither of which had a material effect on its financial position, results of operations or cash flows. The Company does not expect that the other updates discussed in the Notes will have a material effect on its financial position, results of operations or cash flows. The Company is in the process of determining the effect of ASU 2016-03, which will be effective for the Company on January 1, 2020, on its financial position, results of operations or cash flows.

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

GAAP Reconciliation and Explanation

This Form 10-Q contains non-GAAP financial measures determined by methods other than in accordance with GAAP. Such non-GAAP financial measures include taxable equivalent interest income and taxable equivalent net interest income. Management uses these non-GAAP financial measures because it believes they are useful for evaluating our operations and performance over periods of time, as well as in managing and evaluating our business and in discussions about our operations and performance. Management believes these non-GAAP financial measures provide users of our financial information with a meaningful measure for assessing our financial results, as well as comparison to financial results for prior periods. These non-GAAP financial measures should not be considered as a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled financial measures used by other companies. A reconciliation of these operating performance measures to GAAP performance measures for the three months and six months ended June 30, 2018 and 2017 is included in the table on the following page.

RECONCILIATION OF NON-GAAP PERFORMANCE MEASURES (In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest income reconciliation:
Interest income - taxable equivalent	$4,908	$4,739	$9,736	$9,481
Taxable equivalent adjustment	(66)	(141)	(129)	(282)

Interest income (GAAP)	$4,842	$4,598	$9,607	$9,199

Net interest income reconciliation:
Net interest income - taxable equivalent	$4,285	$4,394	$8,617	$8,857
Taxable equivalent adjustment	(66)	(141)	(129)	(282)

Net interest income (GAAP)	$4,219	$4,253	$8,488	$8,575

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

The Company earned net income of $63,000 for the second quarter of 2018 compared with net income of $1,153,000 for the second quarter of 2017 and earned net income of $355,000 for the first two quarters of 2018 compared with net income of $1,227,000 for the first two quarters of 2017. Results in 2017 for both time periods were significantly impacted by a non-recurring gain of $429,000 from the redemption of death benefits on bank owned life insurance and a tax benefit of $338,000, which reflects a correction to expected refunds for prior years.

Managing the net interest margin in the Company’s highly competitive market and in context of larger economic conditions has been very challenging and will continue to be so, for the foreseeable future. Net interest income for the second quarter of 2018 as compared with the second quarter of 2017 decreased $34,000 and net interest income for the two quarters ended June 30, 2018, as compared with the two quarters ended June 30, 2017 decreased $87,000. The decrease in both time periods is attributed to the increase in total interest expense exceeding total interest income.

Monitoring asset quality, estimating potential losses in our loan portfolio and addressing non-performing loans continue to be emphasized during these difficult economic times, as the local economy continues to negatively impact collateral values and borrowers’ ability to repay their loans. The provision for the allowance for loan losses was $28,000 and $63,000 for the second quarter and first two quarters of 2018, respectively, compared with $30,000 and $56,000, respectively, for the second quarter and first two quarters of 2017. The Company is working diligently to address and reduce its non-performing assets. The Company’s nonaccrual loans totaled $9,373,000 and $13,810,000 at June 30, 2018 and December 31, 2017, respectively. Most of these loans are collateral-dependent, and the Company has rigorously evaluated the value of its collateral to determine potential losses.

Non-interest income decreased $601,000 and $620,000 for the second quarter and first two quarters of 2018, respectively, as compared with 2017 results primarily as a result of the non-recurring gain of $429,000 discussed above.

Non-interest expense increased $119,000 and decreased $180,000 for the second quarter and first two quarters of 2018, respectively, as compared with 2017 results. This increase for the second quarter of 2018 was the result of an increase in equipment rentals, depreciation and maintenance of $106,000 and an increase in other real estate expense of $96,000 which were partially offset by the decrease in net occupancy expenses of $70,000 as compared with 2017. This decrease for the first two quarters of 2018 was the result of decreases in net occupancy expenses of $165,000 and other expense of $230,000, which were partially offset by an increase in other real estate (“ORE”) expense of $154,000 as compared with 2017.

Total assets at June 30, 2018 decreased $9,143,000 as compared with December 31, 2017. Available for sale securities decreased $14,644,000 as maturities and unrealized losses on these securities exceeded investments. Total loans decreased $8,654,000 as principal payments, maturities, charge-offs and foreclosures relating to existing loans outpaced new loans. Total deposits decreased $6,307,000 at June 30, 2018 as compared with December 31, 2017 as customers in the casino industry and county and municipal entities reallocate their resources periodically.

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

Quarter Ended June 30, 2018 as Compared with Quarter Ended June 30, 2017

The Company’s average interest-earning assets decreased approximately $28,985,000, or 5%, from approximately $605,193,000 for the second quarter of 2017 to approximately $576,208,000 for the second quarter of 2018. The Company’s average balance sheet decreased primarily as average loans decreased approximately $23,371,000 and average balances due from financial institutions decreased approximately $35,627,000 while average held to maturity taxable securities increased approximately $6,546,000 and average taxable available for sale securities increased approximately $26,078,000. The Company’s average loans decreased as principal payments, maturities, charge-offs and foreclosures relating to existing loans outpaced new loans. Average balances due from financial institutions decreased and average taxable held to maturity and average taxable available for sale securities increased as excess funds were invested to increase interest income.

The average yield on earning assets increased by 28 basis points, from 3.13% for the second quarter of 2017 to 3.41% for the second quarter of 2018. The yield on average loans increased from 4.44% for the second quarter of 2017 to 4.73% for the second quarter of 2018 primarily as a result of the effect of the increase in prime rate during 2017 and 2018 on the Company’s floating rate loans. The yield on average taxable available for sale securities increased from 1.50% for the second quarter of 2017 to 1.90% for the second quarter of 2018 as the Company changed its investment strategy to improve yield while not compromising duration and credit risk.

Average interest-bearing liabilities decreased approximately $16,102,000, or 4%, from approximately $443,037,000 for the second quarter of 2017 to approximately $426,935,000 for the second quarter of 2018. Average savings and interest bearing DDA deposits decreased approximately $35,332,000 primarily as several large customers reallocated their funds to other institutions in the current year. Average borrowings from the Federal Home Loan Bank increased approximately $15,818,000 due to the liquidity needs of the bank subsidiary.

The average rate paid on interest-bearing liabilities for the second quarter of 2017 was .31% as compared with .58% for the second quarter of 2018. This increase is primarily due to increased rates in 2017 and 2018.

The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 2.90% for the second quarter of 2017 as compared with 2.97% for the second quarter of 2018.

Six Months Ended June 30, 2018 as Compared with Six Months Ended June 30, 2017

The Company’s average interest-earning assets decreased approximately $33,764,000, or 5%, from approximately $614,341,000 for the first two quarters of 2017 to approximately $580,577,000 for the first two quarters of 2018. The Company’s average balance sheet decreased primarily as average loans decreased approximately $26,270,000 and average balances due from financial institutions decreased approximately $28,382,000 while average held to maturity taxable securities increased approximately $5,451,000 and average taxable available for sale securities increased approximately $18,304,000. The Company’s average loans decreased as principal payments, maturities, charge-offs and foreclosures relating to existing loans outpaced new loans. Average balances due from financial institutions decreased and average taxable held to maturity and average taxable available for sale securities increased as excess funds were invested to increase interest income.

The average yield on earning assets increased from 3.09% for the first two quarters of 2017 to 3.35% for the first two quarters of 2018. The yield on average loans increased from 4.35% for the first two quarters of 2017 to 4.69% for the first two quarters of 2018 primarily as a result of the effect of the increase in prime rate during 2017 and 2018 on the Company’s floating rate loans. The yield on average taxable available for sale securities increased from 1.47% for the first two quarters of 2017 to 1.83% for the first two quarters of 2018 as the Company changed its investment strategy to improve yield while not compromising duration and credit risk.

Average interest-bearing liabilities decreased approximately $26,119,000, or 6%, from approximately $454,345,000 for the first two quarters of 2017 to approximately $428,226,000 for the first two quarters of 2018. Average savings and interest bearing DDA balances decreased approximately $39,849,000 primarily as several large commercial customers reallocated their funds to other institutions in the current year. Average time deposits increased approximately $4,383,000 as some customers transferred funds from their savings and interest bearing DDA accounts to improve their yield. Average borrowings from the Federal Home Loan Bank increased approximately 8,847,000 due to the liquidity needs of the bank subsidiary.

The average rate paid on interest-bearing liabilities for the first two quarters of 2017 was .27% compared with .52% for the first two quarters of 2018. This increase is primarily due to the increased rates in 2017 and 2018.

The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 2.88% for the first two quarters of 2017 as compared with 2.97% for the first two quarters of 2018.

The tables on the following pages analyze the changes in tax-equivalent net interest income for the quarters and six months ended June 30, 2018 and 2017.

Analysis of Average Balances, Interest Earned/Paid and Yield

(In Thousands)

	Quarter Ended June 30, 2018			Quarter Ended June 30, 2017
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate
Loans (2)(3)	$273,394	$3,230	4.73%	$296,765	$3,295	4.44%
Balances due from depository institutions	11,718	61	2.08%	47,345	135	1.14%
HTM:
Taxable	33,568	241	2.87%	27,022	157	2.32%
Non taxable (1)	18,332	146	3.19%	19,259	182	3.78%
AFS:
Taxable	223,671	1,062	1.90%	197,593	742	1.50%
Non taxable (1)	13,635	161	4.72%	16,208	225	5.55%
Other	1,890	7	1.48%	1,001	3	1.20%

Total	$576,208	$4,908	3.41%	$605,193	$4,739	3.13%

Savings & interest-
bearing DDA	$323,557	$320	0.40%	$358,889	$181	0.20%
Time deposits	85,986	216	1.00%	82,807	155	0.75%
Federal funds purchased	340	2	2.35%	107	1	0.35%
Borrowings from
FHLB	17,052	85	1.99%	1,234	8	2.59%

Total	$426,935	$623	0.58%	$443,037	$345	0.31%

Net tax-equivalent spread			2.83%			2.82%

Net tax-equivalent margin on earning assets			2.97%			2.90%

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 21% in 2018 and 34% in 2017. See disclosure of Non-GAAP financial measures on pages 32 and 33.
(2)	Loan fees of $35 and $114 for 2018 and 2017, respectively, are included in these figures.
(3)	Average balance includes nonaccrual loans.

Analysis of Average Balances, Interest Earned/Paid and Yield

(In Thousands)

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate
Loans (2)(3)	$275,705	$6,463	4.69%	$301,975	$6,569	4.35%
Balances due from depository institutions	11,262	99	1.76%	39,644	236	1.19%
HTM:
Taxable	33,045	473	2.86%	27,594	317	2.30%
Non taxable (1)	18,439	292	3.17%	19,462	364	3.74%
AFS:
Taxable	226,287	2,073	1.83%	207,983	1,528	1.47%
Non taxable (1)	13,966	326	4.67%	16,683	461	5.53%
Other	1,873	10	1.07%	1,000	6	1.20%

Total	$580,577	$9,736	3.35%	$614,341	$9,481	3.09%

Savings & interest-bearing DDA	$332,299	$602	0.36%	$372,148	$317	0.17%
Time deposits	84,953	405	0.95%	80,570	283	0.70%
Federal funds purchased	554	7	2.53%	54	1	0.35%
Borrowings from
FHLB	10,420	105	2.02%	1,573	23	2.92%

Total	$428,226	$1,119	0.52%	$454,345	$624	0.27%

Net tax-equivalent spread			2.83%			2.82%

Net tax-equivalent margin on earning assets			2.97%			2.88%

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 21% in 2018 and 34% in 2017. See disclosure of Non-GAAP financial measures on pages 32 and 33.
(2)	Loan fees of $157 and $180 for 2018 and 2017, respectively, are included in these figures.
(3)	Average balance includes nonaccrual loans.

Analysis of Changes in Interest Income and Interest Expense

(In Thousands)

	For the Quarter Ended
	June 30, 2018 compared with June 30, 2017
	Volume	Rate	Rate/Volume	Total
Interest earned on:
Loans	$(259)	$211	$(17)	$(65)
Balances due from
financial institutions	(102)	111	(83)	(74)
Held to maturity securities:
Taxable	38	37	9	84
Non taxable	(9)	(29)	2	(36)
Available for sale securities:
Taxable	98	196	26	320
Non taxable	(36)	(34)	6	(64)
Other	3	1		4

Total	$(267)	$493	$(57)	$169

Interest paid on:
Savings & interest-bearing DDA	$(18)	$174	$(17)	$139
Time deposits	6	53	2	61
Federal funds purchased	(1)	1	1	1
Borrowings from FHLB	115	(3)	(35)	77

Total	$102	$225	$(49)	$278

Analysis of Changes in Interest Income and Interest Expense

(In Thousands)

	For the Six Months Ended
	June 30, 2018 compared with June 30, 2017
	Volume	Rate	Rate/Volume	Total
Interest earned on:
Loans	$(571)	$511	$(46)	$(106)
Balances due from financial institutions	(169)	112	(80)	(137)
Held to maturity securities:
Taxable	63	78	15	156
Non taxable	(19)	(56)	3	(72)
Available for sale securities:
Taxable	134	377	34	545
Non taxable	(75)	(72)	12	(135)
Other	5	(1)		4

Total	$(632)	$949	$(62)	$255

Interest paid on:
Savings & interest-bearing DDA	$(34)	$357	$(38)	$285
Time deposits	15	101	6	122
Federal funds purchased	1	1	4	6
Borrowings from FHLB	130	(7)	(41)	82

Total	$112	$452	$(69)	$495

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

The Company’s analysis includes evaluating the current values of collateral securing all nonaccrual loans. Even though nonaccrual loans were $9,373,000 and $13,810,000 at June 30, 2018 and December 31, 2017, respectively, specific reserves of only $369,000 and $1,125,000, respectively, have been allocated to these loans as collateral values appear sufficient to cover loan losses or the loan balances have been charged down to their realizable value.

The Company’s on-going, systematic evaluation resulted in the Company recording a provision for the allowance for loan losses of $28,000 and $30,000 for the second quarters of 2018 and 2017, respectively, and $63,000 and $56,000 for the first two quarters of 2018 and 2017, respectively. The allowance for loan losses as a percentage of loans was 2.03% and 2.19% at June 30, 2018 and December 31, 2017, respectively. The Company believes that its allowance for loan losses is appropriate as of June 30, 2018.

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

Non-interest income

Quarter Ended June 30, 2018 as Compared with Quarter Ended June 30, 2017

Non-interest income decreased $601,000 for the second quarter of 2018 as compared with the second quarter of 2017 primarily as the prior year’s results included a gain on liquidation, sales and calls of securities, higher income from other investments and the gain from death benefits from life insurance. The Company had opportunities to sell securities which generated gains in the prior year and, as a result, recognized $120,000 in 2017. Income from other investments decreased $77,000 from operations of the investment in a low income housing partnership as a result of decreased occupancy in 2018 as compared with 2017. As a result of the death of a participant in the Company’s deferred compensation plans during 2017, a non-recurring gain of $429,000 from the redemption of bank owned life insurance was recorded.

Six Months Ended June 30, 2018 as Compared with Six Months Ended June 30, 2017

Non-interest income decreased $620,000 for the first two quarters of 2018 as compared with the first two quarters of 2017 primarily as the prior year’s results included a gain on liquidation, sales and calls of securities and higher income from other investments as well as the gain from death benefits from life insurance. These decreases were partially offset by trust department income and fees, which increased $91,000 due to several new account relationships. The Company had opportunities to sell securities which generated gains in 2017 and, as a result, recognized $137,000. Income from other investments decreased $128,000 from operations of the investment in a low income housing partnership as a result of decreased occupancy in 2018 as compared with 2017. As a result of the death of a participant in the Company’s deferred compensation plans during 2017, a non-recurring gain of $429,000 from the redemption of bank owned life insurance was recorded.

Non-interest expense

Quarter Ended June 30, 2018 as Compared with Quarter Ended June 30, 2017

Total non-interest expense increased $119,000 for the second quarter of 2018 as compared with the second quarter of 2017. Salaries and employee benefits decreased $24,000 and net occupancy decreased $70,000, while equipment rentals, depreciation and maintenance increased $106,000 and ORE expense increased $96,000 in 2018 as compared with 2017.

Salaries and employee benefits decreased primarily due to attrition.

Net occupancy expense decreased as result of the Company’s efforts to decrease its telecommunication and insurance costs.

Equipment rentals, depreciation and maintenance increased as a result of purchases of depreciable assets, primarily technology-related, and an increase in service contracts related to technology services.

ORE expense increased due to the increase in writedowns in the value of ORE and the repair costs associated with recent foreclosures.

Six Months Ended June 30, 2018 as Compared with Six Months Ended June 30, 2017

Total non-interest expense decreased $180,000 for the first two quarters of 2018 as compared with the first two quarters of 2017. Salaries and employee benefits decreased $44,000, net occupancy decreased $165,000 and other expense decreased $230,000 while equipment rentals, depreciation and maintenance increased $70,000 and ORE expense increased $154,000 in 2018 as compared with 2017.

Salaries and employee benefits decreased primarily due to attrition.

Net occupancy expense decreased as result of the Company’s efforts to decrease its telecommunication and insurance costs.

Equipment rentals, depreciation and maintenance increased as a result of purchases of depreciable assets, primarily technology-related, and an increase in service contracts related to technology services.

ORE expense increased due to the increase in writedowns in the value of ORE and repair costs associated with recent foreclosures.

Other expense decreased in 2018 as the Company engaged consultants to assist with several projects related to improving I/T security and operations in the prior year.

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

FINANCIAL CONDITION

Cash and due from banks increased $10,579,000 at June 30, 2018, compared with December 31, 2017 in the management of the bank subsidiary’s liquidity position.

Available for sale securities decreased $14,644,000 at June 30, 2018, as compared with December 31, 2017 as maturities and unrealized losses exceeded investment purchases.

Loan decreased $8,654,000 at June 30, 2018, as compared with December 31, 2017 as principal payments, maturities, charge-offs and foreclosures relating to existing loans outpaced new loans.

Total deposits decreased $6,307,000 at June 30, 2018, as compared with December 31, 2017. Typically, significant increases or decreases in total deposits and/or significant fluctuations among the different types of deposits from quarter to quarter are anticipated by Management as customers in the casino industry and county and municipal entities reallocate their resources periodically. The increase in time deposits, $100,000 or more, relates to customers reallocating their funds as the rates on time deposits have increased in 2018.

SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY

Strength, security and stability have been the hallmark of the Company since its founding in 1985 and of its bank subsidiary since its founding in 1896. A strong capital foundation is fundamental to the continuing prosperity of the Company and the security of its customers and shareholders.

As of June 30, 2018, the most recent notification from the Federal Deposit Insurance Corporation categorized the bank subsidiary as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the bank subsidiary must have a Total risk-based capital ratio of 10.00% or greater, a Common Equity Tier 1 Capital ratio of 6.50% or greater, a Tier 1 risk-based capital ratio of 8.00% or greater and a Leverage capital ratio of 5.00% or greater. As of January 1, 2018, the Company must have a capital conservation buffer above these requirements of 1.875% for 2018. There are no conditions or events since that notification that Management believes have changed the bank subsidiary’s category.

The Company’s actual capital amounts and ratios and required minimum capital amounts and ratios as of June 30, 2018 and December 31, 2017, are as follows (in thousands):

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
June 30, 2018 :
Total Capital (to Risk Weighted Assets)	$96,694	25.50%	$30,334	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	91,945	24.25%	17,063	4.50%
Tier 1 Capital (to Risk Weighted Assets)	91,945	24.25%	22,751	6.00%
Tier 1 Capital (to Average Assets)	91,945	14.24%	25,834	4.00%
December 31, 2017:
Total Capital (to Risk Weighted Assets)	$97,122	25.12%	$30,930	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	92,273	23.87%	17,398	4.50%
Tier 1 Capital (to Risk Weighted Assets)	92,273	23.87%	23,197	6.00%
Tier 1 Capital (to Average Assets)	92,273	13.79%	26,769	4.00%

The actual capital amounts and ratios and required minimum capital amounts and ratios for the Bank as of June 30, 2018 and December 31, 2017, are as follows (in thousands):

			For Capital Adequacy
	Actual		Purposes		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2018:
Total Capital (to Risk Weighted Assets)	$92,862	24.64%	$30,147	8.00%	$37,684	10.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	88,142	23.39%	16,958	4.50%	24,495	6.50%
Tier 1 Capital (to Risk Weighted Assets)	88,142	23.39%	22,610	6.00%	30,147	8.00%
Tier 1 Capital (to Average Assets)	88,142	13.61%	25,909	4.00%	32,387	5.00%
December 31, 2017:
Total Capital (to Risk Weighted Assets)	$92,493	24.04%	$30,778	8.00%	$38,473	10.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	87,668	22.79%	17,313	4.50%	25,007	6.50%
Tier 1 Capital (to Risk Weighted Assets)	87,668	22.79%	23,084	6.00%	30,778	8.00%
Tier 1 Capital (to Average Assets)	87,668	13.47%	26,031	4.00%	32,539	5.00%

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

Item 4: Controls and Procedures

As of June 30, 2018, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the period ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

The Bank is involved in various legal matters and claims which are being defended and handled in the ordinary course of business. None of these matters is expected, in the opinion of Management, to have a material adverse effect upon the financial position or results of operations of the Company.

Item 5: Other Information

None.

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 31.1:	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes—Oxley Act of 2002

Exhibit 31.2:	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes—Oxley Act of 2002

Exhibit 32.1:	Certification of Chief Executive Officer Pursuant to 18 U.S.C. ss. 1350

Exhibit 32.2:	Certification of Chief Financial Officer Pursuant to 18 U.S.C. ss. 1350

Exhibit 101	The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Condition at June 30, 2018 and December 31, 2017, (ii) Consolidated Statements of Income for the quarters and six months ended June 30, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Income (Loss) for the quarters and six months ended June 30, 2018 and 2017, (iv) Consolidated Statement of Changes in Shareholders’ Equity for the six months ended June 30, 2018, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017 and (vi) Notes to the Unaudited Consolidated Financial Statements for the six months ended June 30, 2018 and 2017.

(b) Reports on Form 8-K

A Form 8-K was filed on April 25, 2018, April 26, 2018, May 7, 2018, July 23, 2018, July 25, 2018 and August 3, 2018.

SIGNATURES

Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL CORPORATION
(Registrant)

Date:	August 13, 2018

By:	/s/ Chevis C. Swetman
Chevis C. Swetman
Chairman, President and Chief Executive Officer (principal executive officer)

Date:	August 13, 2018

By:	/s/ Lauri A. Wood
Lauri A. Wood
Chief Financial Officer and Controller (principal financial and accounting officer)