Form 10-Q
period 2018-09-30
PEOPLES FINANCIAL CORP /MS/
filed 2018-11-13
CIK 770460

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.)     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date. Peoples Financial Corporation has only one class of common stock authorized. At October 31, 2018, there were 15,000,000 shares of $1 par value common stock authorized, with 4,999,058 shares issued and outstanding.

Part 1 – Financial Information

Item 1: Financial Statements

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition

(in thousands except share data)

	September 30, 2018	December 31, 2017
	(unaudited)	(audited)
Assets
Cash and due from banks	$21,453	$25,281
Available for sale securities	220,954	245,206
Held to maturity securities, fair value of $50,620 at September 30, 2018; $50,538 at December 31, 2017	52,366	51,163
Other investments	2,979	3,193
Federal Home Loan Bank Stock, at cost	1,446	1,370
Loans	273,947	280,449
Less: Allowance for loan losses	5,391	6,153

Loans, net	268,556	274,296
Bank premises and equipment, net of accumulated depreciation	19,331	20,153
Other real estate	9,892	8,232
Accrued interest receivable	2,252	1,904
Cash surrender value of life insurance	18,716	18,301
Other assets	1,450	1,325

Total assets	$619,395	$650,424

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition (continued)

(in thousands except share data)

	September 30, 2018	December 31, 2017
	(unaudited)	(audited)
Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Demand, non-interest bearing	$130,746	$127,274
Savings and demand, interest bearing	292,371	318,278
Time, $100,000 or more	54,068	43,991
Other time deposits	27,608	40,027

Total deposits	504,793	529,570
Borrowings from Federal Home Loan Bank	9,156	11,198
Employee and director benefit plans liabilities	18,767	18,370
Other liabilities	1,711	1,787

Total liabilities	534,427	560,925
Shareholders’ Equity:
Common stock, $1 par value, 15,000,000 shares authorized, 5,013,186 and 5,083,186 shares issued and outstanding at September 30, 2018 and December 31, 2017	5,013	5,083
Surplus	65,780	65,780
Undivided profits	21,085	21,563
Accumulated other comprehensive loss, net of tax	(6,910)	(2,927)

Total shareholders’ equity	84,968	89,499

Total liabilities and shareholders’ equity	$619,395	$650,424

See notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Income

(in thousands except per share data)(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest income:
Interest and fees on loans	$3,335	$3,165	$9,798	$9,734
Interest and dividends on securities:
U.S. Treasuries	343	413	1,090	1,203
U.S. Government agencies	114	126	350	404
Mortgage-backed securities	662	343	1,835	876
States and political subdivisions	438	420	1,317	1,199
Corporate bonds				8
Other investments	10	8	20	14
Interest on balances due from depository institutions	80	148	179	384

Total interest income	4,982	4,623	14,589	13,822

Interest expense:
Deposits	682	381	1,689	981
Federal funds purchased	1		8	1
Borrowings from Federal Home Loan Bank	26	8	131	31

Total interest expense	709	389	1,828	1,013

Net interest income	4,273	4,234	12,761	12,809
Provision for allowance for loan losses	28	29	91	85

Net interest income after provision for allowance for loan losses	$4,245	$4,205	$12,670	$12,724

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Income (continued)

(in thousands except per share data)(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Non-interest income:
Trust department income and fees	$475	$430	$1,360	$1,224
Service charges on deposit accounts	941	947	2,771	2,799
Gain on liquidation, sales and calls of securities				137
Income (loss) from other investments	(115)	7	(214)	36
Increase in cash surrender value of life insurance	109	98	349	326
Gain from death benefits from life insurance				429
Other income	123	128	364	376

Total non-interest income	1,533	1,610	4,630	5,327

Non-interest expense:
Salaries and employee benefits	2,706	2,746	8,260	8,344
Net occupancy	559	493	1,449	1,548
Equipment rentals, depreciation and maintenance	753	722	2,352	2,251
FDIC and state banking assessments	111	130	322	327
Data processing	359	322	1,016	972
ATM expense	167	141	439	399
Other real estate expense	174	305	658	635
Other expense	777	720	2,277	2,450

Total non-interest expense	5,606	5,579	16,773	16,926

Income before income taxes	172	236	527	1,125
Income tax benefit				(338)

Net income	$172	$236	$527	$1,463

Basic and diluted earnings per share	$.03	$.05	$.10	$.29

Dividends declared per share	$.01	$.01	$.02	$.01

See notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$172	$236	$527	$1,463
Other comprehensive income (loss):
Net unrealized gain (loss) on available for sale securities	(898)	(319)	(3,983)	2,063
Reclassification adjustment for realized gain on available for sale securities called or sold				(137)

Total other comprehensive income (loss)	(898)	(319)	(3,983)	1,926

Total comprehensive income (loss)	$(726)	$(83)	$(3,456)	$3,389

See notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

(in thousands except share data)

					Accumulated
	Number of				Other
	Common	Common		Undivided	Comprehensive
	Shares	Stock	Surplus	Profits	Loss	Total
Balance, January 1, 2018	5,083,186	$5,083	$65,780	$21,563	$(2,927)	$89,499
Net income				527		527
Other comprehensive loss					(3,983)	(3,983)
Dividends ($ .01 per share)				(51)		(51)
Dividend declared ($ .01 per share)				(50)		(50)
Retirement of stock	(70,000)	(70)		(904)		(974)

Balance, September 30, 2018	5,013,186	$5,013	$65,780	$21,085	$(6,910)	$84,968

Note: Balances as of January 1, 2018 were audited.

See notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$527	$1,463
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,462	1,426
Provision for allowance for loan losses	91	85
Writedown of other real estate	320	397
Losses on sales of other real estate		95
(Income) loss from other investments	214	(36)
Gain from death benefits from life insurance		(429)
Amortization of held to maturity securities	192	190
Amortization of available for sale securities	249	130
Gain on sales and calls of securities		(137)
Change in accrued interest receivable	(348)	(136)
Increase in cash surrender value of life insurance	(349)	(326)
Change in other assets	(126)	(18)
Change in employee and director benefit plan liabilities and other liabilities	271	574

Net cash provided by operating activities	$2,503	$3,278

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(in thousands) (unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from investing activities:
Proceeds from maturities, sales and calls of available for sale securities	$46,506	$58,201
Proceeds from maturities of held to maturity securities	760	7,725
Purchases of available for sale securities	(26,486)	(68,478)
Purchases of held to maturity securities	(2,155)	(9,170)
Purchases of Federal Home Loan Bank stock	(76)	(5)
Proceeds from sales of other real estate	1,972	1,296
Loans, net change	1,697	41,777
Acquisition of bank premises and equipment	(640)	(323)
Investment in cash surrender value of life insurance	(65)	(78)
Proceeds from death benefits from life insurance		1,929

Net cash provided by investing activities	21,513	32,874

Cash flows from financing activities:
Demand and savings deposits, net change	(22,435)	(38,656)
Time deposits, net change	(2,342)	8,707
Borrowings from Federal Home Loan Bank	851,800
Repayments to Federal Home Loan Bank	(853,842)	(5,041)
Cash dividends paid	(51)
Stock repurchase	(974)

Net cash used in financing activities	(27,844)	(34,990)

Net increase (decrease) in cash and cash equivalents	(3,828)	1,162
Cash and cash equivalents, beginning of period	25,281	41,116

Cash and cash equivalents, end of period	$21,453	$42,278

See notes to consolidated financial statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2018 and 2017

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

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the financial position of the Company and its subsidiaries as of September 30, 2018 and the results of their operations and their cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2017 Annual Report and Form 10-K.

The results of operations for the quarter or nine months ended September 30, 2018, are not necessarily indicative of the results to be expected for the full year.

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

In July 2018, the FASB issued ASU 2018-09, Codification Improvements. ASU 2018-09 amends topics that clarify, correct errors in or make minor improvements to the Codification. Topics affected include reporting comprehensive income, debt modifications and extinguishments, distinguishing liabilities from equity, income taxes on stock compensation, income taxes relating to business combinations, derivatives and hedging, fair value measurement, financial services and defined contribution plan accounting. The transition and effective date guidance is based on the facts and circumstances of each amendment. The adoption of this ASU did not have a material effect on the Company’s financial position, result of operations or cash flows.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 changes the fair value measurement disclosure requirements. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The adoption of this ASU is not expected to have a material effect on the Company’s financial position, result of operations or cash flows.

2. Earnings Per Share:

Per share data is based on the weighted average shares of common stock outstanding of 5,051,306 and 5,123,186 for the nine months ended September 30, 2018 and 2017, respectively. Per share data is based on the weighted average shares of common stock outstanding of 5,020,021 and 5,123,186 for the quarters ended September 30, 2018 and 2017, respectively.

3. Statements of Cash Flows:

The Company has defined cash and cash equivalents as cash and due from banks. The Company paid $1,816,998 and $1,006,350 for the nine months ended September 30, 2018 and 2017, respectively, for interest on deposits and borrowings. No income tax payments were made during the nine months ended September 30, 2018 and 2017. Loans transferred to other real estate amounted to $3,952,191 and $1,355,642 during the nine months ended September 30, 2018 and 2017, respectively.

4. Investments:

The amortized cost and fair value of securities at September 30, 2018 and December 31, 2017, are as follows (in thousands):

		Gross	Gross
		Unrealized	Unrealized
September 30, 2018	Amortized Cost	Gains	Losses	Fair Value
Available for sale securities:
Debt securities:
U.S. Treasuries	$95,853	$	$(3,183)	$92,670
U.S. Government agencies	14,991		(362)	14,629
Mortgage-backed securities	105,188	26	(3,570)	101,644
States and political subdivisions	11,892	119		12,011

Total available for sale securities	$227,924	$145	$(7,115)	$220,954

Held to maturity securities:
U.S. Government agencies	$8,185	$	$(496)	$7,689
States and political subdivisions	44,181	28	(1,278)	42,931

Total held to maturity securities	$52,366	$28	$(1,774)	$50,620

		Gross	Gross
		Unrealized	Unrealized
December 31, 2017	Amortized Cost	Gains	Losses	Fair Value
Available for sale securities:
Debt securities:
U.S. Treasuries	$124,820	$	$(2,176)	$122,644
U.S. Government agencies	19,989		(158)	19,831
Mortgage-backed securities	89,207	96	(1,042)	88,261
States and political subdivisions	14,178	292		14,470

Total available for sale securities	$248,194	$388	$(3,376)	$245,206

Held to maturity securities:
U.S. Government agencies	$8,185	$	$(302)	$7,883
States and political subdivisions	42,978	227	(550)	42,655

Total held to maturity securities	$51,163	$227	$(852)	$50,538

The amortized cost and fair value of debt securities at September 30, 2018 (in thousands), by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale securities:
Due in one year or less	$33,108	$32,901
Due after one year through five years	73,364	71,173
Due after five years through ten years	15,930	14,890
Due after ten years	334	346
Mortgage-backed securities	105,188	101,644

Totals	$227,924	$220,954

Held to maturity securities:
Due in one year or less	$1,742	$1,744
Due after one year through five years	13,718	13,510
Due after five years through ten years	22,815	22,022
Due after ten years	14,091	13,344

Totals	$52,366	$50,620

Available for sale and held to maturity securities with gross unrealized losses at September 30, 2018 and December 31, 2017, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows (in thousands):

	Less Than Twelve Months		Over Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2018:
U.S. Treasuries	$10,778	$209	$81,892	$2,974	$92,670	$3,183
U.S. Government agencies	9,909	91	12,409	767	22,318	858
Mortgage-backed securities	72,034	2,153	22,278	1,417	94,312	3,570
States and political subdivisions	26,714	679	6,805	599	33,519	1,278

TOTAL	$119,435	$3,132	$123,384	$5,757	$242,819	$8,889

December 31, 2017:
U.S. Treasuries	$49,586	$364	$73,058	$1,812	$122,644	$2,176
U.S. Government agencies	8,145	37	14,567	423	22,712	460
Mortgage-backed securities	60,230	415	13,492	627	73,722	1,042
States and political subdivisions	11,552	168	7,010	382	18,562	550

TOTAL	$129,513	$984	$108,127	$3,244	$237,640	$4,228

At September 30, 2018, 20 of 20 securities issued by the U.S. Treasury, 5 of the 5 securities issued by U.S. Government agencies, 70 of the 148 securities issued by states and political subdivisions and 37 of the 42 mortgage-backed securities contained unrealized losses.

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

Proceeds from sales and calls of available for sale securities were $23,703,484 during the nine months ended September 30, 2017. Available for sale debt securities were sold or called for a realized gain of $136,781 for the nine months ended September 30, 2017. There were no sales or calls of securities in 2018.

Securities with a fair value of $202,977,752 and $196,702,218 at September 30, 2018 and December 31, 2017, respectively, were pledged to secure public deposits, federal funds purchased and other balances required by law.

5. Loans:

The composition of the loan portfolio at September 30, 2018 and December 31, 2017, is as follows (in thousands):

	September 30, 2018	December 31, 2017
Gaming	$25,160	$26,142
Residential and land development	239	263
Real estate, construction	32,097	31,947
Real estate, mortgage	185,906	189,201
Commercial and industrial	22,939	26,360
Other	7,606	6,536

Total	$273,947	$280,449

The age analysis of the loan portfolio, segregated by class of loans, as of September 30, 2018 and December 31, 2017, is as follows (in thousands):

	Number of Days Past Due										Loans Past Due Greater Than 90
	30 - 59		60 - 89		Greater Than 90		Total Past Due		Current	Total Loans	Days & Still Accruing
September 30, 2018:
Gaming	$		$		$		$		$25,160	$25,160	$
Residential and land development									239	239
Real estate, construction		1,150		26		841		2,017	30,080	32,097
Real estate, mortgage		8,223		1,601		1,527		11,351	174,555	185,906
Commercial and industrial		87		49		1,805		1,941	20,998	22,939
Other		76		2				78	7,528	7,606

Total		$9,536		$1,678		$4,173		$15,387	$258,560	$273,947	$

December 31, 2017:
Gaming	$		$		$		$		$26,142	$26,142	$
Residential and land development									263	263
Real estate, construction		747		121		522		1,390	30,557	31,947
Real estate, mortgage		5,321		790		4,884		10,995	178,206	189,201
Commercial and industrial		375		2		2,344		2,721	23,639	26,360
Other		26		3				29	6,507	6,536

Total		$6,469		$916		$7,750		$15,135	$265,314	$280,449	$

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

An analysis of the loan portfolio by loan grade, segregated by class of loans, as of September 30, 2018 and December 31, 2017, is as follows (in thousands):

	Loans With A Grade Of:
	A, B or C	S		D		E		F	Total
September 30, 2018:
Gaming	$20,271	$			$4,889	$		$	$25,160
Residential and land development	6						233		239
Real estate, construction	30,649				251		1,197		32,097
Real estate, mortgage	155,658		10,744		14,202		5,302		185,906
Commercial and industrial	20,657				171		2,111		22,939
Other	7,596				4		6		7,606

Total	$234,837		$10,744		$19,517		$8,849	$	$273,947

December 31, 2017:
Gaming	$26,142	$		$		$		$	$26,142
Residential and land development							263		263
Real estate, construction	30,412				358		1,177		31,947
Real estate, mortgage	148,284		11,550		19,606		9,761		189,201
Commercial and industrial	23,133				265		2,962		26,360
Other	6,516				16		4		6,536

Total	$234,487		$11,550		$20,245		$14,167	$	$280,449

A loan may be impaired but not on nonaccrual status when the loan is well secured and in the process of collection. Total loans on nonaccrual as of September 30, 2018 and December 31, 2017, are as follows (in thousands):

	September 30, 2018	December 31, 2017
Residential and land development	$233	$263
Real estate, construction	1,197	1,177
Real estate, mortgage	5,120	9,548
Commercial and industrial	2,008	2,818
Other	2	4

Total	$8,560	$13,810

Prior to 2017, certain loans were modified by granting interest rate concessions to these customers with such loans being classified as troubled debt restructurings. During 2017 and 2018, the Company did not restructure any additional loans. Specific reserves of $73,000 and $86,000 were allocated to troubled debt restructurings as of September 30, 2018 and December 31, 2017, respectively. The Bank had no commitments to lend additional amounts to customers with outstanding loans classified as troubled debt restructurings as of September 30, 2018 and December 31, 2017.

Impaired loans, which include loans classified as nonaccrual and troubled debt restructurings, segregated by class of loans, as of September 30, 2018 and December 31, 2017, are as follows (in thousands):

	Unpaid Principal Balance	Recorded Investment	Related Allowance		Average Recorded Investment	Interest Income Recognized
September 30, 2018:
With no related allowance recorded:
Real estate, construction	$1,478	$1,003	$		$959	$
Real estate, mortgage	6,539	5,645			5,737		21
Commercial and industrial	2,236	2,008			2,307
Other	2	2			3

Total	10,255	8,658			9,006		21

With a related allowance recorded:
Residential and land development	233	233		20	250
Real estate, construction	194	194		98	203
Real estate, mortgage	582	582		88	593		19

Total	1,009	1,009		206	1,046		19

Total by class of loans:
Residential and land development	233	233		20	250
Real estate, construction	1,672	1,197		98	1,162
Real estate, mortgage	7,121	6,227		88	6,330		40
Commercial and industrial	2,236	2,008			2,307
Other	2	2			3

Total	$11,264	$9,667		$206	$10,052		$40

	Unpaid Principal Balance	Recorded Investment	Related Allowance		Average Recorded Investment	Interest Income Recognized
December 31, 2017:
With no related allowance recorded:
Real estate, construction	$1,441	$967	$		$1,024	$
Real estate, mortgage	8,920	8,025			8,654		31
Commercial and industrial	922	884			916
Other	4	4			4

Total	11,287	9,880			10,598		31

With a related allowance recorded:
Residential and land development	263	263		40	275
Real estate, construction	210	210		105	226
Real estate, mortgage	3,556	2,672		725	2,676		28
Commercial and industrial	1,934	1,934		342	1,923

Total	5,963	5,079		1,212	5,100		28

Total by class of loans:
Residential and land development	263	263		40	275
Real estate, construction	1,651	1,177		105	1,250
Real estate, mortgage	12,476	10,697		725	11,330		59
Commercial and industrial	2,856	2,818		342	2,839
Other	4	4			4

Total	$17,250	$14,959		$1,212	$15,698		$59

6. Allowance for Loan Losses:

Transactions in the allowance for loan losses for the quarters and nine months ended September 30, 2018 and 2017, and the balances of loans, individually and collectively evaluated for impairment, as of September 30, 2018 and 2017, are as follows (in thousands):

	Gaming		Residential and Land Development	Real Estate, Construction	Real Estate, Mortgage	Commercial and Industrial	Other	Total
For the Nine Months Ended September 30, 2018:
Allowance for Loan Losses:
Beginning balance		$536	$40	$202	$4,305	$892	$178	$6,153
Charge-offs					(681)	(372)	(251)	(1,304)
Recoveries				16	188	112	135	451
Provision		(129)	(17)	3	360	(218)	92	91

Ending Balance		$407	$23	$221	$4,172	$414	$154	$5,391

For the Quarter Ended September 30, 2018:
Allowance for Loan Losses:
Beginning Balance		$453	$20	$179	$4,195	$503	$158	$5,508
Charge-offs					(252)	(3)	(95)	(350)
Recoveries				15	70	67	53	205
Provision		(46)	3	27	159	(153)	38	28

Ending Balance		$407	$23	$221	$4,172	$414	$154	$5,391

Allowance for Loan Losses, September 30, 2018:
Ending balance: individually evaluated for impairment	$		$20	$98	$426	$124	$1	$669

Ending balance: collectively evaluated for impairment		$407	$3	$123	$3,746	$290	$153	$4,722

Total Loans, September 30, 2018:
Ending balance: individually evaluated for impairment		$4,889	$233	$1,448	$19,504	$2,282	$10	$28,366

Ending balance: collectively evaluated for impairment		$20,271	$6	$30,649	$166,402	$20,657	$7,596	$245,581

	Gaming		Residential and Land Development		Real Estate, Construction	Real Estate, Mortgage	Commercial and Industrial	Other	Total
For the Nine Months Ended September 30, 2017:
Allowance for Loan Losses:
Beginning balance		$545		$66	$199	$3,800	$651	$205	$5,466
Charge-offs						(8)	(32)	(158)	(198)
Recoveries				685	31	12	11	60	799
Provision		(119)		(701)	43	854	(99)	107	85

Ending Balance		$426		$50	$273	$4,658	$531	$214	$6,152

For the Quarter Ended September 30, 2017:
Allowance for Loan Losses:
Beginning Balance		$396		$58	$232	$3,916	$672	$207	$5,481
Charge-offs							(32)	(63)	(95)
Recoveries				685	19	4		29	737
Provision		30		(693)	22	738	(109)	41	29

Ending Balance		$426		$50	$273	$4,658	$531	$214	$6,152

Allowance for Loan Losses, September 30, 2017:
Ending balance: individually evaluated for impairment	$			$50	$112	$999	$211	$14	$1,386

Ending balance: collectively evaluated for impairment		$426	$		$161	$3,659	$320	$200	$4,766

Total Loans, September 30, 2017:
Ending balance: individually evaluated for impairment	$			$273	$1,675	$31,365	$3,157	$28	$36,498

Ending balance: collectively evaluated for impairment		$18,824	$		$29,323	$158,638	$22,852	$6,688	$236,325

7. Deposits:

Time deposits of $250,000 or more totaled approximately $31,968,000 and $30,457,000 at September 30, 2018 and December 31, 2017, respectively.

8. Shareholders’ Equity:

On December 8, 2017, the Board of Directors approved the repurchase of up to 110,000 of the outstanding shares of the Company’s common stock. As of August 1, 2018, the Company had repurchased and retired 110,000 shares for approximately $1,477,000.

On September 26, 2018, the Board of Directors approved the repurchase of up to 70,000 of the outstanding shares of the Company’s common stock. As of October 31, 2018, the Company had repurchased and retired 14,128 shares for approximately $187,761.

On September 26, 2018, the Board of Directors approved a semi-annual dividend of $ .01 per share, payable on October 15, 2018, to shareholders of record as of October 9, 2018.

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

The balances of available for sale securities, which are the only assets measured at fair value on a recurring basis, by level within the fair value hierarchy and by investment type, as of September 30, 2018 and December 31, 2017 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
September 30, 2018:
U.S. Treasuries	$92,670	$	$92,670	$
U.S. Government agencies	14,629		14,629
Mortgage-backed securities	101,644		101,644
States and political subdivisions	12,011		12,011

Total	$220,954	$	$220,954	$

December 31, 2017:
U.S. Treasuries	$122,644	$	$122,644	$
U.S. Government agencies	19,831		19,831
Mortgage-backed securities	88,261		88,261
States and political subdivisions	14,470		14,470

Total	$245,206	$	$245,206	$

Impaired loans, which are measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of September 30, 2018 and December 31, 2017 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
September 30, 2018	$3,585	$	$	$3,585
December 31, 2017	6,511			6,511

Other real estate, which is measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of September 30, 2018 and December 31, 2017 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
September 30, 2018	$9,892	$	$	$9,892
December 31, 2017	8,232			8,232

The following table presents a summary of changes in the fair value of other real estate which is measured using level 3 inputs (in thousands):

	For the Nine	For the Year
	Months Ended	Ended
	September 30, 2018	December 31, 2017
Balance, beginning of period	$8,232	$8,513
Loans transferred to ORE	3,952	1,946
Sales	(1,972)	(1,767)
Writedowns	(320)	(460)

Balance, end of period	$9,892	$8,232

The carrying value and estimated fair value of financial instruments, by level within the fair value hierarchy, at September 30, 2018 and December 31, 2017, are as follows (in thousands):

	Carrying	Fair Value Measurements Using
	Amount	Level 1	Level 2		Level 3		Total
September 30, 2018:
Financial Assets:
Cash and due from banks	$21,453	$21,453	$		$		$21,453
Available for sale securities	220,954			220,954			220,954
Held to maturity securities	52,366			50,620			50,620
Other investments	2,979	2,979					2,979
Federal Home Loan Bank stock	1,446			1,446			1,446
Loans, net	268,556					262,654	262,654
Other real estate	9,892					9,892	9,892
Cash surrender value of life insurance	18,716			18,716			18,716
Financial Liabilities:
Deposits:
Non-interest bearing	130,746	130,746					130,746
Interest bearing	374,047					374,430	374,430
Borrowings from Federal Home Loan
Bank	9,156			9,282			9,282

	Carrying	Fair value Measuremeents Using
	Amount	Level 1	Level 2		Level 3		Total
December 31, 2017:
Financial Assets:
Cash and due from banks	$25,281	$25,281	$		$		$25,281
Available for sale securities	245,206			245,206			245,206
Held to maturity securities	51,163			50,538			50,538
Other investments	3,193	3,193					3,193
Federal Home Loan Bank stock	1,370			1,370			1,370
Loans, net	274,296					270,924	270,924
Other real estate	8,232					8,232	8,232
Cash surrender value of life insurance	18,301			18,301			18,301
Financial Liabilities:
Deposits:
Non-interest bearing	127,274	127,274					127,274
Interest bearing	402,296					402,610	402,610
Borrowings from Federal Home Loan
Bank	11,198			11,389			11,389

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued several new accounting standards updates and several accounting standards became effective during the first three quarters of 2018, which have been disclosed in the Notes to Unaudited Consolidated Financial Statements. The Company adopted ASU 2014-09 and ASU 2018-03 effective January 1, 2018, neither of which had a material effect on its financial position, results of operations or cash flows. The Company does not expect that the other updates discussed in the Notes will have a material effect on its financial position, results of operations or cash flows. The Company is in the process of determining the effect of ASU 2016-03, which will be effective for the Company on January 1, 2020, on its financial position, results of operations or cash flows.

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

GAAP Reconciliation and Explanation

This Form 10-Q contains non-GAAP financial measures determined by methods other than in accordance with GAAP. Such non-GAAP financial measures include taxable equivalent interest income and taxable equivalent net interest income. Management uses these non-GAAP financial measures because it believes they are useful for evaluating our operations and performance over periods of time, as well as in managing and evaluating our business and in discussions about our operations and performance. Management believes these non-GAAP financial measures provide users of our financial information with a meaningful measure for assessing our financial results, as well as comparison to financial results for prior periods. These non-GAAP financial measures should not be considered as a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled financial measures used by other companies. A reconciliation of these operating performance measures to GAAP performance measures for the three months and nine months ended September 30, 2018 and 2017 is included in the table on the following page.

RECONCILIATION OF NON-GAAP PERFORMANCE MEASURES (In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest income reconciliation:
Interest income - taxable equivalent	$5,044	$4,751	$14,780	$14,232
Taxable equivalent adjustment	(62)	(128)	(191)	(410)

Interest income (GAAP)	$4,982	$4,623	$14,589	$13,822

Net interest income reconciliation:
Net interest income - taxable equivalent	$4,335	$4,362	$12,952	$13,219
Taxable equivalent adjustment	(62)	(128)	(191)	(410)

Net interest income (GAAP)	$4,273	$4,234	$12,761	$12,809

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

The Company earned net income of $172,000 for the third quarter of 2018 compared with net income of $236,000 for the third quarter of 2017 and earned net income of $527,000 for the first three quarters of 2018 compared with net income of $1,463,000 for the first three quarters of 2017. Results for the third quarter of 2017 included income from other investments of $7,000 compared with a loss of $115,000 in 2018. Results for the first three quarters of 2017 were significantly impacted by a non-recurring gain of $429,000 from the redemption of death benefits on bank owned life insurance and a tax benefit of $338,000, which reflects a correction to expected refunds for prior years as compared with 2018.

Managing the net interest margin in the Company’s highly competitive market and in context of larger economic conditions has been very challenging and will continue to be so, for the foreseeable future. Net interest income for the third quarter of 2018 as compared with the third quarter of 2017 increased $39,000 and net interest income for the three quarters ended September 30, 2018 as compared with the three quarters ended September 30, 2017, decreased $48,000. The increase for the third quarter of 2018 as compared with the third quarter of 2017 is attributed to the increase in interest and fees on loans. The decrease for the three quarters ended September 30, 2018 is attributed to the increase in total interest expense exceeding total interest income as compared with 2017.

Monitoring asset quality, estimating potential losses in our loan portfolio and addressing non-performing loans continue to be emphasized during these difficult economic times, as the local economy continues to negatively impact collateral values and borrowers’ ability to repay their loans. The provision for the allowance for loan losses was $28,000 and $91,000 for the third quarter and first three quarters of 2018, respectively, compared with $29,000 and $85,000, respectively, for the third quarter and first three quarters of 2017. The Company is working diligently to address and reduce its non-performing assets. The Company’s nonaccrual loans totaled $8,560,000 and $13,810,000 at September 30, 2018 and December 31, 2017, respectively. Most of these loans are collateral-dependent, and the Company has rigorously evaluated the value of its collateral to determine potential losses.

Non-interest income decreased $77,000 and $697,000 for the third quarter and first three quarters of 2018, respectively, as compared with 2017 results primarily as a result of the decrease in earnings from other investments and the non-recurring gain of $429,000 discussed above.

Non-interest expense increased $27,000 and decreased $153,000 for the third quarter and first three quarters of 2018, respectively, as compared with 2017 results. This increase for the third quarter of 2018 was the result of an increase in net occupancy costs of $66,000, equipment rentals, depreciation and maintenance of $31,000 and an increase in data processing expense of $37,000 which were partially offset by the decrease in other real estate expenses of $131,000 as compared with 2017. This decrease for the first three quarters of 2018 was the result of decreases in net occupancy expenses of $99,000 and other expense of $173,000, which were partially offset by an increase in equipment rentals, depreciation and maintenance expense of $101,000 as compared with 2017.

Total assets at September 30, 2018 decreased $31,029,000 as compared with December 31, 2017. Available for sale securities decreased $24,252,000 as maturities and unrealized losses on these securities exceeded investments. Total loans decreased $6,502,000 as principal payments, maturities, charge-offs and foreclosures relating to existing loans outpaced new loans. Total deposits decreased $24,777,000 at September 30, 2018 as compared with December 31, 2017 as customers in the casino industry and county and municipal entities reallocate their resources periodically.

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

Quarter Ended September 30, 2018 as Compared with Quarter Ended September 30, 2017

The Company’s average interest-earning assets decreased approximately $24,120,000, or 4%, from approximately $591,132,000 for the third quarter of 2017 to approximately $567,012,000 for the third quarter of 2018. The Company’s average balance sheet decreased primarily as average loans decreased approximately $9,025,000 and average balances due from financial institutions decreased approximately $10,586,000 while average held to maturity taxable securities increased approximately $4,404,000 and average taxable available for sale securities decreased approximately $7,030,000. The Company’s average loans decreased as principal payments, maturities, charge-offs and foreclosures relating to existing loans outpaced new loans. Average balances due from financial institutions decreased and average taxable held to maturity securities increased as excess funds were invested to increase interest income.

The average yield on earning assets increased by 35 basis points, from 3.21% for the third quarter of 2017 to 3.56% for the third quarter of 2018. The yield on average loans increased from 4.53% for the third quarter of 2017 to 4.93% for the third quarter of 2018 primarily as a result of the effect of the increase in prime rate during 2017 and 2018 on the Company’s floating rate loans. The yield on average taxable available for sale securities increased from 1.52% for the third quarter of 2017 to 2.02% for the third quarter of 2018 as the Company changed its investment strategy to improve yield while not compromising duration and credit risk.

Average interest-bearing liabilities decreased approximately $30,126,000, or 7%, from approximately $432,952,000 for the third quarter of 2017 to approximately $402,826,000 for the third quarter of 2018. Average savings and interest bearing DDA deposits decreased approximately $37,904,000 primarily as several large customers reallocated their funds to other institutions in the current year. Average time deposits increased approximately $4,714,000 as some customers transferred funds from their savings and interest bearing DDA accounts to improve their yield.

The average rate paid on interest-bearing liabilities for the third quarter of 2017 was .36% as compared with .70% for the third quarter of 2018. This increase is primarily due to increased rates in 2017 and 2018.

The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 2.95% for the third quarter of 2017 as compared with 3.06% for the third quarter of 2018.

Nine Months Ended September 30, 2018 as Compared with Nine Months Ended September 30, 2017

The Company’s average interest-earning assets decreased approximately $27,435,000, or 5%, from approximately $605,721,000 for the first three quarters of 2017 to approximately $578,286,000 for the first three quarters of 2018. The Company’s average balance sheet decreased primarily as average loans decreased approximately $20,458,000 and average balances due from financial institutions decreased approximately $19,308,000 while average held to maturity taxable securities increased approximately $5,098,000 and average taxable available for sale securities increased approximately $9,767,000. The Company’s average loans decreased as principal payments, maturities, charge-offs and foreclosures relating to existing loans outpaced new loans. Average balances due from financial institutions decreased and average taxable held to maturity and average taxable available for sale securities increased as excess funds were invested to increase interest income.

The average yield on earning assets increased from 3.13% for the first three quarters of 2017 to 3.41% for the first three quarters of 2018. The yield on average loans increased from 4.41% for the first three quarters of 2017 to 4.77% for the first three quarters of 2018 primarily as a result of the effect of the increase in prime rate during 2017 and 2018 on the Company’s floating rate loans. The yield on average taxable available for sale securities increased from 1.49% for the first three quarters of 2017 to 1.89% for the first three quarters of 2018 as the Company changed its investment strategy to improve yield while not compromising duration and credit risk.

Average interest-bearing liabilities decreased approximately $27,202,000, or 6%, from approximately $447,113,000 for the first three quarters of 2017 to approximately $419,911,000 for the first three quarters of 2018. Average savings and interest bearing DDA balances decreased approximately $38,963,000 primarily as several large commercial customers reallocated their funds to other institutions in the current year. Average time deposits increased approximately $4,495,000 as some customers transferred funds from their savings and interest bearing DDA accounts to improve their yield. Average borrowings from the Federal Home Loan Bank increased approximately $6,868,000 due to the liquidity needs of the bank subsidiary.

The average rate paid on interest-bearing liabilities for the first three quarters of 2017 was .30% compared with .58% for the first three quarters of 2018. This increase is primarily due to the increased rates in 2017 and 2018.

The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 2.91% for the first three quarters of 2017 as compared with 2.99% for the first three quarters of 2018.

The tables on the following pages analyze the changes in tax-equivalent net interest income for the quarters and nine months ended September 30, 2018 and 2017.

Analysis of Average Balances, Interest Earned/Paid and Yield

(In Thousands)

	Quarter Ended September 30, 2018			Quarter Ended September 30, 2017
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate
Loans (2)(3)	$270,746	$3,335	4.93%	$279,771	$3,165	4.53%
Balances due from depository institutions	14,823	80	2.16%	25,409	148	2.33%
HTM:
Taxable	34,535	249	2.88%	30,131	207	2.75%
Non taxable (1)	18,104	145	3.20%	18,802	177	3.77%
AFS:
Taxable	214,166	1,079	2.02%	221,196	842	1.52%
Non taxable (1)	12,741	146	4.58%	14,821	204	5.51%
Other	1,897	10	2.11%	1,002	8	3.19%

Total	$567,012	$5,044	3.56%	$591,132	$4,751	3.21%

Savings & interest-bearing DDA	$312,196	$443	0.57%	$350,100	$218	0.25%
Time deposits	86,346	239	1.11%	81,632	163	0.80%
Federal funds purchased	92	1	4.35%
Borrowings from
FHLB	4,192	26	2.48%	1,220	8	2.62%

Total	$402,826	$709	0.70%	$432,952	$389	0.36%

Net tax-equivalent spread			2.86%			2.85%

Net tax-equivalent margin on earning assets			3.06%			2.95%

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 21% in 2018 and 34% in 2017. See disclosure of Non-GAAP financial measures on pages 32 and 33.
(2)	Loan fees of $75 and $59 for 2018 and 2017, respectively, are included in these figures.
(3)	Average balance includes nonaccrual loans.

Analysis of Average Balances, Interest Earned/Paid and Yield

(In Thousands)

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate
Loans (2)(3)	$274,034	$9,798	4.77%	$294,492	$9,734	4.41%
Balances due from depository institutions	14,742	179	1.62%	34,050	384	1.50%
HTM:
Taxable	33,547	722	2.87%	28,449	524	2.46%
Non taxable (1)	18,326	437	3.18%	19,239	541	3.75%
AFS:
Taxable	222,202	3,152	1.89%	212,435	2,370	1.49%
Non taxable (1)	13,554	472	4.64%	16,055	665	5.52%
Other	1,881	20	1.42%	1,001	14	1.86%

Total	$578,286	$14,780	3.41%	$605,721	$14,232	3.13%

Savings & interest-bearing DDA	$325,769	$1,045	0.43%	$364,732	$535	0.20%
Time deposits	85,423	644	1.01%	80,928	446	0.73%
Federal funds purchased	398	8	2.68%	36	1	0.35%
Borrowings from
FHLB	8,321	131	2.10%	1,417	31	2.92%

Total	$419,911	$1,828	0.58%	$447,113	$1,013	0.30%

Net tax-equivalent spread			2.83%			2.83%

Net tax-equivalent margin on earning assets			2.99%			2.91%

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 21% in 2018 and 34% in 2017. See disclosure of Non-GAAP financial measures on pages 32 and 33.
(2)	Loan fees of $232 and $238 for 2018 and 2017, respectively, are included in these figures.
(3)	Average balance includes nonaccrual loans.

Analysis of Changes in Interest Income and Interest Expense

(In Thousands)

	For the Quarter Ended
	September 30, 2018 compared with September 30, 2017
	Volume	Rate	Rate/Volume	Total
Interest earned on:
Loans	$(102)	$281	$(9)	$170
Balances due from financial institutions	(62)	(11)	5	(68)
Held to maturity securities:
Taxable	30	11	1	42
Non taxable	(7)	(26)	1	(32)
Available for sale securities:
Taxable	(27)	272	(8)	237
Non taxable	(29)	(34)	5	(58)
Other	7	(3)	(2)	2

Total	$(190)	$490	$(7)	$293

Interest paid on:
Savings & interest-bearing DDA	$(24)	$279	$(30)	$225
Time deposits	9	63	4	76
Federal funds purchased	1			1
Borrowings from FHLB	19		(1)	18

Total	$5	$342	$(27)	$320

Analysis of Changes in Interest Income and Interest Expense

(In Thousands)

	For the Nine Months Ended
	September 30, 2018 compared with September 30, 2017
	Volume	Rate	Rate/Volume	Total
Interest earned on:
Loans	$(676)	$795	$(55)	$64
Balances due from financial institutions	(218)	29	(16)	(205)
Held to maturity securities:
Taxable	94	88	16	198
Non taxable	(26)	(82)	4	(104)
Available for sale securities:
Taxable	109	643	30	782
Non taxable	(104)	(105)	16	(193)
Other	12	(3)	(3)	6

Total	$(809)	$1,365	$(8)	$548

Interest paid on:
Savings & interest-bearing DDA	$(57)	$635	$(68)	$510
Time deposits	25	164	9	198
Federal funds purchased	1	1	5	7
Borrowings from FHLB	147	(9)	(38)	100

Total	$116	$791	$(92)	$815

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

The Company’s analysis includes evaluating the current values of collateral securing all nonaccrual loans. Even though nonaccrual loans were $8,560,000 and $13,810,000 at September 30, 2018 and December 31, 2017, respectively, specific reserves of only $133,000 and $1,126,000, respectively, have been allocated to these loans as collateral values appear sufficient to cover loan losses or the loan balances have been charged down to their realizable value.

The Company’s on-going, systematic evaluation resulted in the Company recording a provision for the allowance for loan losses of $28,000 and $29,000 for the third quarters of 2018 and 2017, respectively, and $91,000 and $85,000 for the first three quarters of 2018 and 2017, respectively. The allowance for loan losses as a percentage of loans was 1.97% and 2.19% at September 30, 2018 and December 31, 2017, respectively. The Company believes that its allowance for loan losses is appropriate as of September 30, 2018.

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

Non-interest income

Quarter Ended September 30, 2018 as Compared with Quarter Ended September 30, 2017

Non-interest income decreased $77,000 for the third quarter of 2018 as compared with the third quarter of 2017. Income from other investments decreased $122,000 from operations of the investment in a low income housing partnership as a result of decreased occupancy in 2018 as compared with 2017. This decrease was partially offset by trust department income and fees, which increased $45,000 due to several new account relationships.

Nine Months Ended September 30, 2018 as Compared with Nine Months Ended September 30, 2017

Non-interest income decreased $697,000 for the first three quarters of 2018 as compared with the first three quarters of 2017 primarily as the prior year’s results included a gain on liquidation, sales and calls of securities and higher income from other investments as well as the gain from death benefits from life insurance. These decreases were partially offset by trust department income and fees, which increased $136,000 due to several new account relationships. The Company had opportunities to sell securities which generated gains in 2017 and, as a result, recognized $137,000. Income from other investments decreased $250,000 from operations of the investment in a low income housing partnership as a result of decreased occupancy in 2018 as compared with 2017. As a result of the death of a participant in the Company’s deferred compensation plans during 2017, a non-recurring gain of $429,000 from the redemption of bank owned life insurance was recorded.

Non-interest expense

Quarter Ended September 30, 2018 as Compared with Quarter Ended September 30, 2017

Total non-interest expense increased $27,000 for the third quarter of 2018 as compared with the third quarter of 2017. Salaries and employee benefits decreased $40,000 and other real estate expense decreased $131,000, while net occupancy increased $66,000, equipment rentals, depreciation and maintenance increased $31,000, data processing increased $37,000 and other expense increased $57,000 in 2018 as compared with 2017.

Salaries and employee benefits decreased primarily due to attrition.

Net occupancy expense increased as result of adjustments to insurance costs.

Equipment rentals, depreciation and maintenance increased as a result of purchases of depreciable assets, primarily technology-related, and an increase in maintenance contracts related to technology services.

Data processing costs increased as a result of additional costs relating to technology upgrades.

ORE expense decreased as writedowns in the value of ORE and the repair costs associated with recent foreclosures were less in 2018.

Other expenses increased as a result of the increase in advertising and other costs largely due to the time in which the services were performed.

Nine Months Ended September 30, 2018 as Compared with Nine Months Ended September 30, 2017

Total non-interest expense decreased $153,000 for the first three quarters of 2018 as compared with the first three quarters of 2017. Salaries and employee benefits decreased $84,000, net occupancy decreased $99,000 and other expense decreased $173,000 while equipment rentals, depreciation and maintenance increased $101,000 and data processing increased $44,000 in 2018 as compared with 2017.

Salaries and employee benefits decreased primarily due to attrition.

Net occupancy expense decreased as result of the Company’s efforts to decrease its telecommunication and insurance costs.

Equipment rentals, depreciation and maintenance increased as a result of purchases of depreciable assets, primarily technology-related, and an increase in maintenance contracts related to technology services.

Data processing costs increased as a result of additional costs relating to technology upgrades.

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

FINANCIAL CONDITION

Available for sale securities decreased $24,252,000 at September 30, 2018, as compared with December 31, 2017 as maturities and unrealized losses exceeded investment purchases.

Loan decreased $6,502,000 at September 30, 2018, as compared with December 31, 2017 as principal payments, maturities, charge-offs and foreclosures relating to existing loans outpaced new loans.

Total deposits decreased $24,777,000 at September 30, 2018, as compared with December 31, 2017. Typically, significant increases or decreases in total deposits and/or significant fluctuations among the different types of deposits from quarter to quarter are anticipated by Management as customers in the casino industry and county and municipal entities reallocate their resources periodically. The increase in time deposits, $100,000 or more, relates to customers reallocating their funds as the rates on time deposits have increased in 2018.

SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY

Strength, security and stability have been the hallmark of the Company since its founding in 1985 and of its bank subsidiary since its founding in 1896. A strong capital foundation is fundamental to the continuing prosperity of the Company and the security of its customers and shareholders.

As of September 30, 2018, the most recent notification from the Federal Deposit Insurance Corporation categorized the bank subsidiary as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the bank subsidiary must have a Total risk-based capital ratio of 10.00% or greater, a Common Equity Tier 1 Capital ratio of 6.50% or greater, a Tier 1 risk-based capital ratio of 8.00% or greater and a Leverage capital ratio of 5.00% or greater. As of January 1, 2018, the Company must have a capital conservation buffer above these requirements of 1.875% for 2018. There are no conditions or events since that notification that Management believes have changed the bank subsidiary’s category.

The Company’s actual capital amounts and ratios and required minimum capital amounts and ratios as of September 30, 2018 and December 31, 2017, are as follows (in thousands):

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
September 30, 2018:
Total Capital (to Risk Weighted Assets)	$96,455	25.53%	$30,220	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	91,725	24.28%	16,999	4.50%
Tier 1 Capital (to Risk Weighted Assets)	91,725	24.28%	22,665	6.00%
Tier 1 Capital (to Average Assets)	91,725	14.45%	25,396	4.00%
December 31, 2017:
Total Capital (to Risk Weighted Assets)	$97,122	25.12%	$30,930	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	92,273	23.87%	17,398	4.50%
Tier 1 Capital (to Risk Weighted Assets)	92,273	23.87%	23,197	6.00%
Tier 1 Capital (to Average Assets)	92,273	13.79%	26,769	4.00%

The actual capital amounts and ratios and required minimum capital amounts and ratios for the Bank as of September 30, 2018 and December 31, 2017, are as follows (in thousands):

			For Capital Adequacy
	Actual		Purposes		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2018:
Total Capital (to Risk Weighted Assets)	$93,161	24.81%	$30,034	8.00%	$37,543	10.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	88,460	23.56%	16,894	4.50%	24,403	6.50%
Tier 1 Capital (to Risk Weighted Assets)	88,460	23.56%	22,526	6.00%	30,034	8.00%
Tier 1 Capital (to Average Assets)	88,460	13.96%	25,355	4.00%	31,694	5.00%
December 31, 2017:
Total Capital (to Risk Weighted Assets)	$92,493	24.04%	$30,778	8.00%	$38,473	10.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	87,668	22.79%	17,313	4.50%	25,007	6.50%
Tier 1 Capital (to Risk Weighted Assets)	87,668	22.79%	23,084	6.00%	30,778	8.00%
Tier 1 Capital (to Average Assets)	87,668	13.47%	26,031	4.00%	32,539	5.00%

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

Item 4: Controls and Procedures

As of September 30, 2018, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the period ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

The Bank is involved in various legal matters and claims which are being defended and handled in the ordinary course of business. None of these matters is expected, in the opinion of Management, to have a material adverse effect upon the financial position or results of operations of the Company.

Item 5: Other Information

None.

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 31.1:	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

Exhibit 31.2:	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

Exhibit 32.1:	Certification of Chief Executive Officer Pursuant to 18 U.S.C. ss. 1350

Exhibit 32.2:	Certification of Chief Financial Officer Pursuant to 18 U.S.C. ss. 1350

Exhibit 101	The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Condition at September 30, 2018 and December 31, 2017, (ii) Consolidated Statements of Income for the quarters and nine months ended September 30, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Income (Loss) for the quarters and nine months ended September 30, 2018 and 2017, (iv) Consolidated Statement of Changes in Shareholders’ Equity for the nine months ended September 30, 2018, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 and (vi) Notes to the Unaudited Consolidated Financial Statements for the nine months ended September 30, 2018 and 2017.

(b) Reports on Form 8-K

A Form 8-K was filed on July 23, 2018, July 25, 2018, August 3, 2018, September 26, 2018 and October 24, 2018.

SIGNATURES

Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL CORPORATION
(Registrant)

Date:	November 13, 2018

By:	/s/ Chevis C. Swetman
Chevis C. Swetman
Chairman, President and Chief Executive Officer
(principal executive officer)

Date:	November 13, 2018

By:	/s/ Lauri A. Wood
Lauri A. Wood
Chief Financial Officer and Controller
(principal financial and accounting officer)