Form 10-K
period 2018-12-31
PEOPLES FINANCIAL CORP /MS/
filed 2019-03-13
CIK 770460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018        Commission File Number 001-12103

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES        X    NO____

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes        X    No____

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 (§ 229.405 of this chapter) of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.     X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

At June 30, 2018, the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $62,914,000.

On February 15, 2019, the registrant had outstanding 4,943,186 shares of common stock, par value of $1.00 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement issued in connection with the Annual Meeting of Shareholders to be held April 24, 2019, are incorporated by reference into Part III of this report.

Peoples Financial Corporation

Form 10-K

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

BACKGROUND AND CURRENT OPERATIONS

General

Peoples Financial Corporation (the “Company”) was organized as a one bank holding company in 1985. The Company is headquartered in Biloxi, Mississippi. At December 31, 2018, the Company operated in the state of Mississippi through its wholly-owned subsidiary, The Peoples Bank, Biloxi, Mississippi (the “Bank”). The Company is engaged, through this subsidiary, in the banking business. The Bank is the Company’s principal asset and primary source of revenue.

The Main Office, operations center and asset management and trust services of the Bank are located in downtown Biloxi, MS. At December 31, 2018, the Bank also had 17 branches located throughout Harrison, Hancock, Jackson and Stone Counties. The Bank has automated teller machines (“ATM”) at its Main Office, all branch locations and at numerous non-proprietary locations.

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

The Bank also offers a variety of other services including safe deposit box rental, wire transfer services, night drop facilities, collection services, cash management and internet banking. The Bank has 30 ATMs at its branch locations and other off-site, non-proprietary locations, providing bank customers access to their depository accounts. The Bank is a member of the PULSE network.

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

Employees

At December 31, 2018, the Bank employed 147 full-time employees and 8 part-time employees. The Company has no employees who are not employees of the bank subsidiary. Through the Bank, employees receive salaries and benefits, which include 401(k) and ESOP plans, cafeteria plan, and life, health and disability insurance. The Company considers its relationship with its employees to be good.

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

Many aspects of the Dodd-Frank Act are subject to further rulemaking and will take effect over several years. Additionally, many provisions of the Dodd-Frank Act were amended by the Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”) enacted in 2018, but like the Dodd-Frank Act, several of those provisions are subject to further rulemaking that has not yet been enacted. The overall financial impact on the Company and its subsidiaries or the financial services industry generally cannot be anticipated at this time.

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

Failure to meet applicable capital guidelines could subject the financial institution to a variety of enforcement remedies available to the federal regulatory authorities. These include limitations on the ability to pay dividends, the issuance of a capital directive to increase capital, and the termination of deposit insurance by the FDIC. In addition, the financial institution could be subject to the measures described below under “Prompt Corrective Action” as applicable to “under-capitalized” institutions. Certain provisions of the EGRRCPA have the potential to limit the application of the guidelines to the Company and the Bank if certain elections are made by the Company or Bank, subject to further rulemaking that has not yet been enacted.

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

The transition period for implementation of Basel III is January 1, 2015, through December 31, 2018. Certain provisions of the EGRRCPA have the potential to limit the application of BASEL III to the Company and the Bank if certain elections are made by the Company or Bank, subject to further rulemaking that has not yet been enacted.

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

Throughout 2018, the Bank’s regulatory capital ratios were in excess of the levels established for “well-capitalized” institutions.

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

Under FDICIA, a depository institution that is not “well-capitalized” is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market. As previously stated, the Bank is “well-capitalized” and the FDICIA brokered deposit rule did not adversely affect its ability to accept brokered deposits. Certain provisions of the EGRRCPA have the potential to limit the application of FDICIA and prompt corrective action to the Company and the Bank if certain elections are made by the Company or Bank, subject to further rulemaking that has not yet been enacted.

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

In addition, all institutions with deposits insured by the FDIC must pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established as a financing vehicle for the Federal Savings & Loan Insurance Corporation. The annualized assessment rate for the first quarter of fiscal 2019 is .60% of the assessment base and is adjusted quarterly. These assessments will continue until the bonds mature in 2019.

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

The Community Reinvestment Act

The Community Reinvestment Act of 1977 (“CRA”) and its implementing regulations provide an incentive for regulated financial institutions to meet the credit needs of their local community or communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of such financial institutions. The regulations provide that the appropriate regulatory authority will assess reports under CRA in connection with applications for establishment of domestic branches, acquisitions of banks or mergers involving bank holding companies. An unsatisfactory rating under CRA may serve as a basis to deny an application to acquire or establish a new bank, to establish a new branch or to expand banking services. As of December 31, 2018, the Bank had a “satisfactory” rating under CRA.

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

Distribution of Assets, Liabilities and Shareholders’ Equity and Interest Rates and Differentials

Net Interest Income, the difference between Interest Income and Interest Expense, is the most significant component of the Company’s earnings. For interest analytical purposes, Management adjusts Net Interest Income to a “taxable equivalent” basis using a Federal Income Tax rate of 21% in 2018 and 34% in 2017 and 2016 on tax-exempt items (primarily interest on municipal securities).

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

Provisions are charged to operating expense based upon historical loss experience, and additional amounts are provided when, in the opinion of Management, such provisions are not adequate based upon the current factors affecting loan collectability.

The allocation of the allowance for loan losses by loan category is based on the factors mentioned in the preceding paragraphs. Accordingly, since all of these factors are subject to change, the allocation is not necessarily indicative of the breakdown of future losses. In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-03, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the current incurred loss impairment methodology with a methodology that reflects all current expected credit losses (“CECL”) and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates. The Company intends to adopt ASU 2016-13 during the first quarter of 2020, and adoption of this ASU could materially affect its allowance for loan loss methodology, including the calculation of its provision for loan losses. For additional details regarding the pending adoption of this accounting pronouncement, see Note A – Business and Summary of Significant Accounting Policies included in Part II. Item 8. – Financial Statements and Supplementary Data of this report.

Further information concerning the provision for loan losses and the allowance for loan losses is presented in “Management’s Discussion and Analysis” in Item 7 of this Annual Report on Form 10-K and in “Note A – Business and Summary of Significant Accounting Policies” to the 2018 Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Return on Equity and Assets

The Company’s results and key ratios for 2014 – 2018 are summarized in the “Selected Financial Data” in Item 6 and “Management’s Discussion and Analysis” in Item 7 of this Annual Report on Form 10-K.

Dividends

The Company paid a cash dividend of $ .02 and $ .01 per share for the years ended December 31, 2018 and 2017, respectively. The Company did not pay a dividend during the year ended December 31, 2016.

SCHEDULE I-A

Distribution of Average Assets, Liabilities and Shareholders’ Equity (1) (In thousands)

For the Years Ended December 31,	2018	2017	2016

ASSETS:

Cash and due from banks	$23,113	$32,457	$39,580

Available for sale securities:
Taxable securities	220,076	217,059	188,512
Non-taxable securities	13,055	15,677	20,902
Other securities	1,519	1,014	1,732

Held to maturity securities:
Taxable securities	33,864	29,389	8,562
Non-taxable securities	18,208	19,082	19,596

Other investments	2,811	2,735	2,693

Net loans (2)	268,019	284,541	320,383

Balances due from depository institutions	9,498	27,819	31,559

Other assets	51,114	50,342	53,077

TOTAL ASSETS	$641,277	$680,115	$686,596

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Non-interest bearing deposits	$121,055	$132,748	$129,788
Interest bearing deposits	401,365	435,390	437,445

Total deposits	522,420	568,138	567,233

Other liabilities	33,731	21,063	26,554

Total liabilities	556,151	589,201	593,787

Shareholders’ equity	85,126	90,914	92,809

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$641,277	$680,115	$686,596

(1) All averages are computed on a daily basis.

(2) Gross loans and discounts, net of unearned income and allowance for loan losses.

SCHEDULE I-B

Average (1) Amount Outstanding for Major Categories of Interest Earning Assets

And Interest Bearing Liabilities (In thousands)

For the Years Ended December 31,	2018	2017	2016

INTEREST EARNING ASSETS:

Loans (2)	$273,724	$290,329	$327,819

Balances due from depository institutions	9,498	27,819	31,559

Available for sale securities:
Taxable securities	220,076	217,059	188,512
Non-taxable securities	13,055	15,677	20,902
Other securities	1,519	1,014	1,732

Held to maturity securities:
Taxable securities	33,864	29,389	8,562
Non-taxable securities	18,208	19,082	19,596

TOTAL INTEREST EARNING ASSETS	$569,944	$600,369	$598,682

INTEREST BEARING LIABILITIES:

Savings and negotiable interest bearing deposits	$317,197	$353,352	$359,801

Time deposits	84,168	82,038	77,644

Federal funds purchased	369	354

Borrowings from FHLB	13,044	1,883	8,240

TOTAL INTEREST BEARING LIABILITIES	$414,778	$437,627	$445,685

(1) All averages are computed on a daily basis.

(2) Net of unearned income. Includes nonaccrual loans

SCHEDULE I-C

Interest Earned or Paid on Major Categories of Interest Earning Assets

And Interest Bearing Liabilities (In thousands)

For the Years Ended December 31,	2018	2017	2016

INTEREST EARNED ON:

Loans	$13,265	$12,970	$14,232

Balances due from depository institutions	205	420	277

Available for sale securities:
Taxable securities	4,349	3,298	2,558
Non-taxable securities	608	864	1,123
Other securities	22	26	22

Held to maturity securities:
Taxable securities	970	753	184
Non-taxable securities	580	717	725

TOTAL INTEREST EARNED (1)	$19,999	$19,048	$19,121

INTEREST PAID ON:

Savings and negotiable interest bearing deposits	$1,468	$736	$437

Time deposits	886	637	457

Federal funds purchased	10	3

Other borrowed funds	294	47	131

TOTAL INTEREST PAID	$2,658	$1,423	$1,025

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 21% for 2018 and 34% for 2017 and 2016. See disclosure of non-GAAP financial measures on pages 50 and 51.

SCHEDULE I-D

Average Interest Rate Earned or Paid for Major Categories of

Interest Earning Assets And Interest Bearing Liabilities

For the Years Ended December 31,	2018	2017	2016

AVERAGE RATE EARNED ON:

Loans	4.85%	4.47%	4.34%

Balances due from depository institutions	2.16%	1.51%	.88%

Available for sale securities:
Taxable securities	1.98%	1.52%	1.36%
Non-taxable securities	4.66%	5.51%	5.37%
Other securities	1.45%	2.56%	1.27%

Held to maturity securities:
Taxable securities	2.86%	2.56%	2.15%
Non-taxable securities	3.19%	3.76%	3.70%

TOTAL (weighted average rate)(1)	3.51%	3.17%	3.19%

AVERAGE RATE PAID ON:

Savings and negotiable interest bearing deposits	.46%	.21%	.12%

Time deposits	1.05%	.78%	.59%

Federal funds purchased	2.71%	.85%

Other borrowed funds	2.25%	2.50%	1.59%

TOTAL (weighted average rate)	.64%	.33%	.23%

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 21% for 2018 and 34% for 2017 and 2016. See disclosure of non-GAAP financial measures on pages 50 and 51.

SCHEDULE I-E

Net Interest Earnings and Net Yield on Interest Earning Assets

(In thousands, except percentages)

For the Years Ended December 31,	2018	2017	2016

Total interest income (1)	$19,999	$19,048	$19,121

Total interest expense	2,658	1,423	1,025

Net interest earnings	$17,341	$17,625	$18,096

Net yield on interest earning assets	3.04%	2.94%	3.02%

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 21% for 2018 and 34% for 2017 and 2016. See disclosure of non-GAAP financial measures on pages 50 and 51.

SCHEDULE I-F

Analysis of Changes in Interest Income and Interest Expense

(In thousands)

For the Years Ended December 31,	2018	2017	Increase (Decrease)	Volume	Rate	Rate/Volume

INTEREST EARNED ON:

Loans (1)	$13,265	$12,970	$295	$(742)	$1,100	$(63)

Balances due from depository institutions	205	420	(215)	(277)	180	(118)

Available for sale securities:
Taxable securities	4,349	3,298	1,051	46	991	14
Non-taxable securities	608	864	(256)	(145)	(134)	23
Other securities	22	26	(4)	13	(11)	(6)

Held to maturity securities:
Taxable securities	970	753	217	115	89	13
Non-taxable securities	580	717	(137)	(33)	(109)	5

TOTAL INTEREST EARNED (2)	$19,999	$19,048	$951	$(1,023)	$2,106	$(132)

INTEREST PAID ON:

Savings and negotiable interest bearing deposits	$1,468	$736	$732	$(75)	$899	$(92)

Time deposits	886	637	249	17	227	5

Federal funds purchased	10	3	7	1	6

Other borrowed funds	294	47	247	279	(5)	(27)

TOTAL INTEREST PAID	$2,658	$1,423	$1,235	$222	$1,127	$(114)

(1) Loan fees of $310 and $338 for 2018 and 2017, respectively, are included in these figures.

(2) All interest earned is reported on a taxable equivalent basis using a tax rate of 21% for 2018 and 34% for 2017. See disclosure of non-GAAP financial measures on pages 50 and 51.

SCHEDULE I-F (continued)

Analysis of Changes in Interest Income and Interest Expense

(In thousands)

For the Years Ended December 31,	2017	2016	Increase (Decrease)	Volume	Rate	Rate/Volume

INTEREST EARNED ON:

Loans (1)	$12,970	$14,232	$(1,262)	$(1,628)	$413	$(47)

Balances due from depository institutions	420	277	143	(33)	199	(23)

Available for sale securities:
Taxable securities	3,298	2,558	740	387	306	47
Non-taxable securities	864	1,123	(259)	(281)	29	(7)
Other securities	26	22	4	(10)	23	(9)

Held to maturity securities:
Taxable securities	753	184	569	448	35	86
Non-taxable securities	717	725	(8)	(19)	11

TOTAL INTEREST EARNED (2)	$19,048	$19,121	$(73)	$(1,136)	$1,016	$47

INTEREST PAID ON:

Savings and negotiable interest bearing deposits	$736	$437	$299	$(8)	$312	$(5)

Time deposits	637	457	180	26	146	8

Federal funds purchased	3		3	3

Other borrowed funds	47	131	(84)	(95)	42	(31)

TOTAL INTEREST PAID	$1,423	$1,025	$398	$(74)	$500	$(28)

(1) Loan fees of $338 and $389 for 2017 and 2016, respectively, are included in these figures.

(2) All interest earned is reported on a taxable equivalent basis using a tax rate of 34% for 2017 and 2016. See disclosure of non-GAAP financial measures on pages 50 and 51.

SCHEDULE II-A

Book Value of Securities Portfolio

(In thousands)

December 31,	2018	2017	2016

Available for sale securities:

U.S. Treasuries, U.S. Government agencies and Mortgage-backed securities	$211,014	$230,736	$215,157

States and political subdivisions	11,096	14,470	17,963

Total	$222,110	$245,206	$233,120

Held to maturity securities:

U.S. Government Agencies	$8,185	$8,185	$10,009

States and political subdivisions	46,413	42,978	36,677

Corporate bonds			1,464

Total	$54,598	$51,163	$48,150

SCHEDULE II-B

Maturity of Securities Portfolio at December 31, 2018

And Weighted Average Yields of Such Securities

(In thousands, except percentage data)

	Maturity
	Within one year			After one year but within five years		After five years but within ten years		After ten years

December 31,	Amount		Yield	Amount	Yield	Amount	Yield	Amount		Yield

Available for sale securities:

U.S. Treasuries, U.S. Government agencies and Mortgage-backed securities		$24,770	1.29%	$72,059	1.61%	$31,165	2.23%		$83,020	3.37%

States and political subdivisions		3,205	4.11%	6,907	3.76%	639	3.61%		345	4.20%

Total		$27,975	2.13%	$78,966	2.00%	$31,804	2.23%		$83,365	3.37%

Held to maturity securities:

U.S. Government agencies	$			$3,185	2.00%	$5,000	2.04%	$

States and political subdivisions		2,523	3.27%	16,584	2.43%	13,316	2.94%		13,990	3.37%

Total		$2,523	3.27%	$19,769	2.37%	$18,316	2.76%		$13,990	3.37%

Note: The weighted average yields are calculated on the basis of cost. Average yields on investments in states and political subdivisions are based on their contractual yield. Available for sale securities are stated at fair value and held to maturity securities are stated at amortized cost.

SCHEDULE III-A

Loan Portfolio

Loans by Type Outstanding (1) (In thousands)

December 31,	2018	2017	2016	2015	2014

Real estate, construction	$34,229	$32,211	$32,794	$36,347	$44,129

Real estate, mortgage	197,113	206,528	226,157	243,540	266,158

Loans to finance agricultural production				30	1,230

Commercial and industrial	35,076	35,174	48,361	50,520	37,441

Loans to individuals for household, family and other consumer expenditures	5,694	5,310	6,264	6,548	7,538

Obligations of states and political subdivisions	956	839	1,646	428	5,462

All other loans	278	387	133	144	449

Total	$273,346	$280,449	$315,355	$337,557	$362,407

(1) No foreign debt outstanding.

SCHEDULE III-B

Maturities and Sensitivity to Changes in

Interest Rates of the Loan Portfolio as of December 31, 2018

(In thousands)

	Maturity
December 31,	One year or less	Over one year through 5 years	Over 5 years	Total

Real estate, construction	$2,650	$14,565	$17,014	$34,229

Real estate, mortgage	3,450	82,964	110,699	197,113

Commercial and industrial	93	32,580	2,403	35,076

Loans to individuals for household, family and other consumer expenditures	56	5,215	423	5,694

Obligations of states and political subdivisions		226	730	956

All other loans		191	87	278

Total	$6,249	$135,741	$131,356	$273,346

Loans with pre-determined interest rates	$1,657	$100,771	$81,671	$184,099

Loans with floating interest rates	4,592	34,970	49,685	89,247

Total	$6,249	$135,741	$131,356	$273,346

SCHEDULE III-C

Non-Performing Loans (In thousands)

December 31,	2018	2017	2016	2015	2014

Loans accounted for on a nonaccrual basis (1)	$8,250	$13,810	$11,854	$15,186	$33,298

Loans which are contractually past due 90 or more days as to interest or principal payment, but are not included above	55			146	763

(1) The Bank places loans on a nonaccrual status when, in the opinion of Management, they possess sufficient uncertainty as to timely collection of interest or principal so as to preclude the recognition in reported earnings of some or all of the contractual interest. See “Note A – Business and Summary of Significant Accounting Policies” and “Note C – Loans” to the 2018 Consolidated Financial Statements in Item 8 in this Annual Report on Form 10-K for discussion of impaired loans.

SCHEDULE IV-A

Summary of Loan Loss Expenses

(In thousands, except percentage data)

December 31,	2018	2017	2016	2015	2014

Average amount of loans outstanding (1)(2)	$273,724	$290,329	$327,819	$356,294	$362,649

Balance of allowance for loan losses at beginning of period	$6,153	$5,466	$8,070	$9,206	$8,934

Loans charged-off:

Commercial, financial and agricultural	372	36	509	275	4,930

Consumer and other	1,038	243	3,013	3,833	2,800

Total loans charged-off	1,410	279	3,522	4,108	7,730

Recoveries of loans:

Commercial, financial and agricultural	112	11	62	19	277

Consumer and other	363	839	288	371	321

Total recoveries	475	850	350	390	598

Net loans charged-off (recovered)	935	(571)	3,172	3,718	7,132

Provision for loan losses charged to operating expense	122	116	568	2,582	7,404

Balance of allowance for loan losses at end of period	$5,340	$6,153	$5,466	$8,070	$9,206

Ratio of net charge-offs during period to average loans outstanding	0.34%	(.20%)	0.97%	1.04%	1.97%

(1)	Net of unearned income.
(2)	Includes nonaccrual loans.

SCHEDULE IV-B

Allocation of the Allowance for Loan Losses

(In thousands except percentage data)

	2018		2017		2016		2015		2014
December 31,	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans

Real estate, construction	$428	12	$242	11	$262	10	$778	11	$1,110	12

Real estate, mortgage	4,181	72	4,574	73	4,150	71	5,964	70	7,182	73

Loans to finance agricultural production							1	1	2	1

Commercial and industrial	599	12	1,161	12	850	15	1,075	14	587	10

Loans to individuals for household, family and other consumer expenditures	128	2	174	2	200	2	247	2	282	2

Obligations of states and political subdivisions	1	1	1	1		1		1		1

All other loans	3	1	1	1	4	1	5	1	43	1

Total	$5,340	100	$6,153	100	$5,466	100	$8,070	100	$9,206	100

SCHEDULE V

Summary of Average Deposits and Their Yields

(In thousands, except percentage data)

	2018		2017		2016
Years Ended December 31,	Amount	Rate	Amount	Rate	Amount	Rate

Demand deposits in domestic offices	$121,055	N/A	$132,748	N/A	$129,788	N/A

Negotiable interest bearing deposits in domestic offices	257,750	.55%	295,413	.24%	300,306	.14%

Savings deposits in domestic offices	59,447	.09%	57,939	.05%	59,495	.05%

Time deposits in domestic offices	84,168	1.05%	82,038	.78%	77,644	.59%

Total	$522,420	.73%	$568,138	.49%	$567,233	.36%

Certificates of deposit in amounts of $100,000 or more by the amount of time remaining until maturity as of December 31, 2018, are as follows (in thousands):

Remaining maturity:

3 months or less	$19,350
Over 3 months through 6 months	10,800
Over 6 months through 12 months	8,000
Over 12 months	14,637

Total	$52,787

SCHEDULE VI

Short Term Borrowings

(In thousands, except percentage data)

	2018	2017	2016

Balance, December 31,	$35,000	$10,000	$5,000

Weighted average interest rate at December 31,	2.65%	1.45%	1.11%

Maximum outstanding at any month-end during year	$35,000	$11,198	$8,383

Average amount outstanding during year	$13,044	$1,883	$8,240

Weighted average interest rate	2.27%	2.44%	1.59%

Note: Short term borrowings include federal funds purchased from other banks and short term borrowings from the Federal Home Loan Bank.

SCHEDULE VII

Interest Sensitivity/Gap Analysis

(In thousands)

December 31, 2018:	0 - 3 Months	4 - 12 Months	1 - 5 Years	Over 5 Years		Total

ASSETS:

Loans (1)	$91,599	$12,229	$82,223		$79,045	$265,096

Available for sale securities	4,996	22,979	78,966		115,169	222,110

Held to maturity securities	520	2,003	19,769		32,306	54,598

Totals	$97,115	$37,211	$180,958		$226,520	$541,804

FUNDING SOURCES:

Interest bearing deposits	$304,367	$29,307	$25,320	$		$358,994

Borrowings from FHLB	35,013	49	261		819	36,142

Totals	$339,380	$29,356	$25,581		$819	$395,136

REPRICING/MATURITY GAP:

Period	$(242,265)	$7,855	$155,377		$225,701

Cumulative	(242,265)	(234,410)	(79,033)		146,668

Cumulative Gap/Total Assets	(39%)	(38%)	(13%)		24%

(1) Amounts stated include fixed and variable rate loans that are still accruing interest. Variable rate loans are included in the next period in which they are subject to a change in rate. The principal portions of scheduled payments on fixed instruments are included in the period in which they become due or mature.

Capital Resources

Information about the Company’s capital resources is included in “Note J – Shareholders’ Equity” to the 2018 Consolidated Financial Statements in this Annual Report on Form 10-K.

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

A significant portion of the Company’s loan portfolio is dependent on real estate. At December 31, 2018, approximately 85% of the Company’s loans had real estate as a primary or secondary component of collateral. The collateral in each case provides an alternate source of repayment if the borrower defaults and may deteriorate in value during the time the credit is extended. Further deterioration in the value of real estate generally or in the Company’s trade area specifically could significantly impair the value of the collateral and restrict the ability to sell the collateral upon foreclosure. Furthermore, it is likely that the Company would be required to increase the provision for loan losses. If the Company were required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate value or to increase the allowance for loan losses, the Company’s profitability and financial condition could be adversely impacted.

The Company has a high concentration of exposure to a number of industries.

The Company has concentrations of loan exposure to the hotel/motel and gaming industries. At December 31, 2018, these exposures were approximately $44,112,000 and $25,767,000 or 16% and 9%, respectively, of the total loan portfolio. Economic conditions have negatively impacted tourism, which is one of the major factors for success in these industries. Given the size of these relationships, a significant loss in either of these portfolios could materially and adversely affect the Company’s earnings.

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

The Company’s profitability is dependent to a large extent on net interest income, which is the difference between interest income on interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. The Company is asset sensitive to market interest rates, as its assets reprice more quickly to changes in interest rates than do its liabilities. Interest rates dropped by the unprecedented amount of 400 basis points during 2008 as the Federal Reserve, through its Federal Open Market

Committee, attempted to stabilize the financial markets, reduce the effects of the recession and stimulate the economy. In 2016, 2017 and 2018, the Federal Reserve increased the discount rate 125 basis points with the fed funds and prime interest rates increasing as a result. Discount or fed funds rate changes that occur in 2019 may affect the Company’s earnings in the current year and/or in the future.

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

There may be risks resulting from extensive use of models in the Company’s business.

The Company relies on quantitative models to measure risks and to estimate certain financial values. Models may be used in such processes as determining the pricing of various products, developing presentations made to market analysts and others, creating loans and extending credit, measuring interest rate and other market risks, predicting losses, assessing capital adequacy, calculating regulatory capital levels and estimating the fair value of financial instruments and balance sheet items. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are adequate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. If models for determining interest rate risk and asset-liability management are inadequate, the Company may incur increased or unexpected losses upon changes in market interest rates or other market measures. If models for determining probable loan losses are inadequate, the allowance for loan losses may not be sufficient to support future charge-offs. If models to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what the company could realize upon sale or settlement of such financial instruments. Any such failure in the analytical or forecasting models could have a material adverse effect on the Company’s financial condition or results of operations.

Also, information the Company provides to its regulators based on poorly designed or implemented models could be inaccurate or misleading. Certain decisions that the regulators make, including those related to capital distributions and dividends to the Company’s shareholders, could be adversely affected due to the regulator’s perception that the quality of the Company’s models used to generate the relevant information is insufficient.

The use of third-party service providers by the Company and the Bank and other ongoing third-party business relationships are subject to increasing regulatory requirements and attention.

The Company and the Bank regularly use third-party service providers and subcontractors as part of their businesses. The Company also has substantial ongoing business relationships with partners and other third-parties, and relies on certain third-parties to provide products and services necessary to maintain day-to-day operations. These types of third-party relationships are subject to increasingly demanding regulatory requirements and attention by regulators, including the FRB, OCC, CFPB and FDIC. Under regulatory guidance, the Company and the Bank are required to apply stringent due diligence, conduct ongoing monitoring and maintain effective control over third-party service providers and subcontractors and other ongoing third-party business relationships. The Company expects that the regulators will hold it responsible for deficiencies in its oversight and control of its third-party relationships and in the performance of the parties with which the Company or the Bank has these relationships. The Company and the Bank maintain a system of policies and procedures designed to ensure adequate due diligence is performed and to monitor vendor risks. While the Company believes these policies and procedures effectively mitigate risk, if the regulators conclude that the Company or the Bank has not exercised adequate oversight and control over third-party service providers and subcontractors or other ongoing third-party business relationships or that such third-parties have not performed appropriately, the Company and the Bank could be subject to enforcement actions, including civil monetary penalties or other administrative or judicial penalties or fines as well as requirements for customer remediation.

The Company’s controls and procedures may fail or be circumvented.

The Company’s internal controls, disclosures controls and procedures, and corporate governance policies and procedures are based in part on assumptions, and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the Company’s controls and procedures or failure to comply with the regulations related to controls and procedures could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Additionally, ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which implements CECL as a new impairment model based on expected credit losses, will require the Company and the Bank to recognize all expected credit losses over the life of a loan based on historical experience, current conditions and reasonable and supportable forecasts. CECL generally is expected to result in earlier recognition of credit losses, which would increase reserves and decrease capital. The Company cannot predict the impact of CECL on its reserves and capital; however, the impact could be material.

The regulatory capital rules applicable to the Company and the Bank may continue to evolve. Additionally, certain provisions of the EGRRCPA have the potential to limit the application of current capital rules to the Company and the Bank if certain elections are made by the Company or Bank, subject to further rulemaking that has not yet been enacted. Management cannot predict the effect that any changes to current capital requirements would have on the Company and the Bank.

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

As is customary in the banking industry, the Company is dependent upon automated and non-automated systems to record and process our transaction volume. This poses the risk that technical system flaws, employee errors or tampering or manipulation of those systems by employees, customers or outsiders will result in losses. Any such losses, which may be difficult to detect, could adversely affect the Company’s financial condition or results of operations. In addition, the occurrence of such a loss could expose the Company to reputational risk, the loss of customer business, additional regulatory scrutiny or civil litigation and possible financial liability. The Company may also be subject to disruptions of operating systems arising from events that are beyond our control, such as computer viruses, communication and energy disruption and unethical individuals with technological ability to cause disruptions or failures of data processing systems. The Company’s ability to compete depends on the ability to continue to adapt to changes in technology on a timely and cost-effective basis to meet customers’ demands. The ability of the Company and the Bank to effectively utilize new technologies to address customer needs and create operating efficiencies could materially affect future prospects. Management cannot provide any assurances that the Company will be successful in utilizing such new technologies. Incorporation of new products and services, such as internet and mobile banking services, may require significant resources and expose the Company and the Bank to additional risks, including cybersecurity risk.

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

The Company’s directors and executive officers beneficially own approximately 10% of the outstanding common stock of Peoples Financial Corporation. As a result, in addition to their day-to-day management roles, they will be able to exercise significant influence on the Company’s business as shareholders, including influence over election of the Board and the authorization of other corporate actions requiring shareholder approval.

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

ITEM 1b - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

The principal properties of the Company are its 18 business locations, including the Main Office, which is located at 152 Lameuse Street in Biloxi, MS, 39530. The Armed Forces Retirement Home (“AFRH”) Branch located at 1800 Beach Drive, Gulfport, MS 39507, is located in space provided by the AFRH. The Keesler Branch located at 1507 Meadows Drive, Keesler AFB, MS 39534, is rented from the Department of Defense. All other branch locations are owned by the Company. The addresses of the other branch locations are:

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

ITEM 3 - LEGAL PROCEEDINGS

Information relating to legal proceedings is included in “Note M – Contingencies” to the 2018 Consolidated Financial Statements which is in Item 8 in this Annual Report on Form 10-K.

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

At December 31, 2018, there were 433 holders of the common stock of the Company, which does not reflect persons or entities that hold the common stock in nominee or “street” name through various brokerage firms. At December 31, 2018, there were 4,943,186 shares issued and outstanding.

The Company’s stock is traded under the symbol PFBX. Until December 15, 2017, the stock was traded on the NASDAQ Capital Market (“NASDAQ”). To reduce costs, the Company delisted from NASDAQ and began trading on the OTCQX Best Market (“OTCQX”) on December 18, 2017.

The following table sets forth the high and low bid prices of the Company’s common stock for the periods indicated by NASDAQ for all quarters in 2017 and by OTCQX for the fourth quarter of 2017 and all quarters in 2018. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Year	Quarter	High	Low	Dividend Per share

2018	1st	$14.70	$12.60	$
	2nd	14.25	13.65		.01
	3rd	14.08	12.95
	4th	13.50	11.20		.01

2017	1st	$16.35	$13.80	$
	2nd	15.27	12.60
	3rd	14.95	12.85		.01
	4th - NASDAQ	15.30	12.05
	4th - OTCQX	13.25	12.21

ITEM 6 - SELECTED FINANCIAL DATA (In thousands except per share data)

	2018	2017	2016	2015	2014
Balance Sheet Summary

Total assets	$616,786	$650,424	$688,014	$641,004	$668,895
Available for sale securities	222,110	245,664	233,578	202,807	215,122
Held to maturity securities	54,598	51,163	48,150	19,025	17,784
Loans, net of unearned discount	273,346	280,449	315,355	337,557	362,407
Deposits	473,506	529,570	575,016	512,707	516,920
Borrowings from FHLB	36,142	11,198	6,257	18,409	38,708
Shareholders’ equity	86,934	89,499	88,461	91,839	94,951

Summary of Operations
Interest income	$19,750	$18,503	$18,493	$19,311	$22,156
Interest expense	2,658	1,423	1,025	875	1,441

Net interest income	17,092	17,080	17,468	18,436	20,715
Provision for loan losses	122	116	568	2,582	7,404

Net interest income after provision for loan losses	16,970	16,964	16,900	15,854	13,311
Non-interest income	6,103	6,965	6,549	6,898	8,619
Non-interest expense	22,480	22,251	23,204	28,106	27,208

Income (loss) before taxes	593	1,678	245	(5,354)	(5,278)
Income tax expense (benefit)	(36)	(1,080)	78	(762)	4,726

Net income (loss)	$629	$2,758	$167	$(4,592)	$(10,004)

Per Share Data
Basic and diluted earnings (loss) per share	$.13	$.54	$.03	($.90)	($1.95)
Dividends per share	.02	.01			.10
Book value	17.59	17.84	17.27	17.93	18.53
Weighted average number of shares	5,031,778	5,123,076	5,123,186	5,123,186	5,123,186

Selected Ratios
Return on average assets	0.10%	0.41%	0.02%	(.69%)	(1.38%)
Return on average equity	0.73%	3.08%	0.19%	(4.92%)	(10.31%)
Primary capital to average assets	14.43%	14.34%	13.99%	15.06%	14.38%
Risk-based capital ratios:
Tier 1	24.05%	23.87%	21.69%	20.58%	20.70%
Total	25.30%	25.12%	22.94%	21.83%	21.95%

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Peoples Financial Corporation (the “Company”) is a one-bank holding company headquartered in Biloxi, Mississippi. The following presents Management’s discussion and analysis of the consolidated financial condition and results of operations of the Company and its consolidated subsidiaries for the years ended December 31, 2018, 2017 and 2016. These comments highlight the significant events for these years and should be considered in combination with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in this annual report.

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

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) issued new accounting standards updates in 2018, which have been disclosed in Note A to the Consolidated Financial Statements. The Company does not expect that these updates discussed in the Notes will have a material impact on its financial position, results of operations or cash flows. The Company adopted Accounting Standards Update 2014-09, Revenue from Contract with Customers (Topic 606) and Accounting Standards Update 2018-03, Technical Corrections and Improvements to Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, that Clarifies the Guidance in ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10), effective January 1, 2018, neither of which had a material effect on its financial position, results of operations or cash flows. The Company is currently working on the implementation of Accounting Standards Update 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Further disclosure relating to these efforts in included in Note A.

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

A reconciliation of these operating performance measures to GAAP performance measures for the years ended December 31, 2018, 2017 and 2016 is below.

RECONCILIATION OF NON-GAAP PERFORMANCE MEASURES

(in thousands)

Years Ended December 31,	2018	2017	2016

Interest income reconciliation:

Interest income - taxable equivalent	$19,999	$19,048	$19,121

Taxable equivalent adjustment	(249)	(545)	(628)

Interest income (GAAP)	$19,750	$18,503	$18,493

Net interest income reconciliation:

Net interest income - taxable equivalent	$17,341	$17,625	$18,096

Taxable equivalent adjustment	(249)	(545)	(628)

Net interest income (GAAP)	$17,092	$17,080	$17,468

OVERVIEW

The Company is a community bank serving the financial and trust needs of its customers in our trade area, which is defined as those portions of Mississippi, Louisiana and Alabama which are within a fifty-mile radius of the Waveland, Wiggins and Gautier branches, the bank subsidiary’s three most outlying locations. Maintaining a strong core deposit base and providing commercial and real estate lending in our trade area are the traditional focuses of the Company. Growth has largely been achieved through de novo branching activity, and it is expected that these strategies will continue to be emphasized in the future.

The Company recorded net income of $629,000 for 2018 compared with net income of $2,758,000 and $167,000 for 2017 and 2016, respectively. Results in 2018 included a significant loss from other investments and increased expenses related to other real estate as compared with 2017. Results in 2017 were significantly impacted by the continuing decrease in the provision for the allowance for loan losses, a non-recurring gain from the redemption of death benefits on bank owned life insurance and a tax benefit as compared with 2016.

Managing the net interest margin in the Company’s highly competitive market continues to be very challenging. In 2018, interest income increased as interest and fees on loans increased $295,000 and interest on mortgage-backed securities improved $1,313,000 as compared with 2017. This increase however was almost entirely offset by the increase in interest expense in the current year. While the decrease in interest and fees on loans of $1,262,000 was offset by an increase on interest and dividends on securities of $1,130,000, net interest income was also impacted by the increase in interest expense of $398,000 for 2017 as compared with 2016. The increase in interest expense on deposits resulted from the increase in cost of funds during 2017.

Monitoring asset quality, estimating potential losses in our loan portfolio and addressing non-performing loans continue to be emphasized as the local economy has negatively impacted collateral values and borrowers’ ability to repay their loans. The Company’s nonaccrual loans totaled $8,250,000 and $13,810,000 at December 31, 2018 and 2017, respectively. Most of these loans are collateral-dependent, and the Company has rigorously evaluated the value of its collateral to determine potential losses. The Company is working diligently to address and reduce its non-performing assets, and some stability in collateral values has occurred. The provision for the allowance for loan losses was $122,000, $116,000 and $568,000 for 2018, 2017 and 2016, respectively.

Non-interest income decreased $862,000 for 2018 as compared with 2017 and increased $416,000 for 2017 as compared with 2016. Results for 2018 included a $274,000 loss from other investments. Results for 2017 included a non-recurring gain of $429,000 from the redemption of death benefits on bank owned life insurance.

Non-interest expense increased $229,000 for 2018 as compared with 2017 and decreased $953,000 for 2017 as compared with 2016. The increase in 2018 was primarily the result of increased writedowns of other real estate of $304,000. The decrease for 2017 was primarily the result of a decrease in net occupancy of $202,000 and the decrease in FDIC and state banking assessments of $477,000.

In 2018 and 2017, the Company recorded an income tax benefit as a result of the release of a part of its valuation allowance on deferred assets and the correction of refunds for prior years. Income tax expense in 2016 related to the resolution of an examination by the Internal Revenue Service.

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

2018 as compared with 2017

The Company’s average interest-earning assets decreased approximately $30,425,000, or 5%, from approximately $600,369,000 for 2017 to approximately $569,944,000 for 2018. Average loans decreased approximately $16,605,000 due to principal payments, maturities, charge-offs and foreclosures on existing loans significantly exceeding new loans. Average balances due from depository institutions decreased approximately $18,321,000 based on the liquidity needs of the bank subsidiary. The average yield on interest-earning assets was 3.17% for 2017 compared with

3.51% for 2018. The yield on average loans increased from 4.47% for 2017 to 4.85% for 2018 as a result of the increase in prime rate during 2017 and 2018. The yield on taxable available for sale securities increased from 1.52% for 2017 to 1.98% for 2018 as the Company changed its investment strategy to improve yield while not compromising duration and credit risk.

Average interest-bearing liabilities decreased approximately $22,849,000, or 5%, from approximately $437,627,000 for 2017 to approximately $414,778,000 for 2018. Average savings and interest-bearing DDA balances decreased approximately $36,155,000 primarily as several large commercial customers relocated their funds to other institutions in the current year. Average borrowings from the Federal Home Loan Bank (“FHLB”) increased approximately $11,161,000 due to the liquidity needs of the bank subsidiary. The average rate paid on interest-bearing liabilities increased 31 basis points, from .33% for 2017 to .64% for 2018. This increase was the result of increased rates.

The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 2.94% for 2017 as compared with 3.04% for 2018.

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

Average interest-bearing liabilities decreased approximately $8,058,000, or 2%, from approximately $445,685,000 for 2016 to approximately $437,627,000 for 2017. Average borrowings from the FHLB decreased due to the reduced liquidity needs of the bank subsidiary. The average rate paid on interest-bearing liabilities increased 10 basis points, from .23% for 2016 to .33% for 2017. This increase was the result of time deposit rates increasing in our trade area and the Company paying off lower rate borrowings from the FHLB.

The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 3.02% for 2016 as compared with 2.94% for 2017.

The following tables analyze the changes in tax-equivalent net interest income for the years ended December 31, 2018, 2017 and 2016.

ANALYSIS OF AVERAGE BALANCES, INTEREST EARNED/PAID AND YIELD

(in thousands)

	2018			2017			2016

	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate

Loans (1)(2)	$273,724	$13,265	4.85%	$290,329	$12,970	4.47%	$327,819	$14,232	4.34%

Balances due from depository institutions	9,498	205	2.16%	27,819	420	1.51%	31,559	277	0.88%

Held to maturity:

Taxable	33,864	970	2.86%	29,389	753	2.56%	8,562	184	2.15%

Non taxable (3)	18,208	580	3.19%	19,082	717	3.76%	19,596	725	3.70%

Available for sale:

Taxable	220,076	4,349	1.98%	217,059	3,298	1.52%	188,512	2,558	1.36%

Non taxable (3)	13,055	608	4.66%	15,677	864	5.51%	20,902	1,123	5.37%

Other	1,519	22	1.45%	1,014	26	2.56%	1,732	22	1.27%

Total	$569,944	$19,999	3.51%	$600,369	$19,048	3.17%	$598,682	$19,121	3.19%

Savings and interest-bearing DDA	$317,197	$1,468	0.46%	$353,352	$736	0.21%	$359,801	$437	0.12%

Time deposits	84,168	886	1.05%	82,038	637	0.78%	77,644	457	0.59%

Federal funds purchased and securities sold under agreements to repurchase	369	10	2.71%	354	3	0.85%

Borrowings from FHLB	13,044	294	2.25%	1,883	47	2.50%	8,240	131	1.59%

Total	$414,778	$2,658	0.64%	$437,627	$1,423	0.33%	$445,685	$1,025	0.23%

Net tax-equivalent spread			2.87%			2.84%			2.97%

Net tax-equivalent margin on earning assets			3.04%			2.94%			3.02%

(1)	Loan fees of $310, $338 and $389 for 2018, 2017 and 2016, respectively, are included in these figures.
(2)	Includes nonaccrual loans.
(3)	All interest earned is reported on a taxable equivalent basis using a tax rate of 21% in 2018 and 34% in 2017 and 2016. See disclosure of Non-GAAP financial measures on pages 50 and 51.

ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSE

(in thousands)

	For the Year Ended December 31, 2018 Compared With December 31, 2017
	Volume	Rate	Rate/Volume	Total
Interest earned on:

Loans	$(742)	$1,100	$(63)	$295

Balances due from depository institutions	(277)	180	(118)	(215)

Held to maturity securities:
Taxable	115	89	13	217
Non taxable	(33)	(109)	5	(137)

Available for sale securities:
Taxable	46	991	14	1,051
Non taxable	(145)	(134)	23	(256)
Other	13	(11)	(6)	(4)

Total	$(1,023)	$2,106	$(132)	$951

Interest paid on:

Savings and interest-bearing DDA	$(75)	$899	$(92)	$732

Time deposits	17	227	5	249

Federal funds purchased	1	6		7

Borrowings from FHLB	279	(5)	(27)	247

Total	$222	$1,127	$(114)	$1,235

ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSE

(in thousands)

	For the Year Ended December 31, 2017 Compared With December 31, 2016
	Volume	Rate	Rate/Volume	Total
Interest earned on:

Loans	$(1,628)	$413	$(47)	$(1,262)

Balances due from depository institutions	(33)	199	(23)	143

Held to maturity securities:
Taxable	448	35	86	569
Non taxable	(19)	11		(8)

Available for sale securities:
Taxable	387	306	47	740
Non taxable	(281)	29	(7)	(259)
Other	(10)	23	(9)	4

Total	$(1,136)	$1,016	$47	$(73)

Interest paid on:

Savings and interest-bearing DDA	$(8)	$312	$(5)	$299

Time deposits	26	146	8	180

Federal funds purchased	3			3

Borrowings from FHLB	(95)	42	(31)	(84)

Total	$(74)	$500	$(28)	$398

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

Management relies on its guidelines and existing methodology to monitor the performance of its loan portfolio and to identify and estimate potential losses based on the best available information. The potential effect of declines in real estate values and actual losses incurred by the Company were key factors in our analysis. Much of the Company’s loan portfolio is collateral-dependent, requiring careful consideration of changes in the value of the collateral. Note A to the Consolidated Financial Statements discloses a summary of the accounting principles applicable to impaired and nonaccrual loans as well as the allowance for loan losses. Note C to the Consolidated Financial Statements presents additional analyses of the composition, aging, credit quality and performance of the loan portfolio as well as the transactions in the allowance for loan losses.

The Company’s analysis includes evaluating the current value of collateral securing all nonaccrual loans. Nonaccrual loans totaled $8,250,000 and $13,810,000 with specific reserves on these loans of $315,000 and $1,125,000 as of December 31, 2018 and 2017, respectively. The specific reserves allocated to nonaccrual loans are relatively low as collateral values appear sufficient to cover loan losses or the loan balances have been charged down to their realizable value.

The Company’s on-going, systematic evaluation resulted in the Company recording a total provision for the allowance for loan losses of $122,000, $116,000 and $568,000 in 2018, 2017 and 2016, respectively. As a result of receiving new information and updated appraisals on several collateral-dependent loans, the Company increased the specific provision for several loans in its real estate, mortgage portfolio in 2017. This increase was partially offset by a large recovery in its residential and land development portfolio during the year. As a result of receiving new information and updated appraisals on several collateral-dependent loans, the Company increased its provision for loan losses during 2016. The new appraisals caused Management to update the evaluation of these loans and increase the loan loss provision for several non-performing loans in its residential development and commercial real estate segments. The allowance for loan losses as a percentage of loans was 1.95%, 2.19% and 1.73% at December 31, 2018, 2017 and 2016, respectively. The Company believes that its allowance for loan losses is appropriate as of December 31, 2018.

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

Non-interest Income

2018 as compared with 2017

Total non-interest income decreased $862,000 in 2018 as compared with 2017. Gains on liquidation, sales and calls of securities decreased $134,000 as the Company had opportunities to sell securities which generated gains in 2017. Income from other investments decreased $316,000 in 2018 as compared with 2017 as operations of an investment in a low-income housing partnership declined as a result of decreased occupancy. Prior year’s results included a gain of $429,000 from the redemption of death benefits on bank owned life insurance.

2017 as compared with 2016

Total non-interest income increased $416,000 in 2017 as compared with 2016. This increase was primarily a result of the gain of $429,000 from the redemption of death benefits on bank owned life insurance in 2017. Income from other investments increased $93,000 in 2017 as compared with 2016 as operations of an investment in a low income housing partnership improved as a result of increased occupancy. These increases were partially offset by a decrease in other income as 2016 results included a gain of $88,000 from the sale of bank premises.

Non-interest Expense

2018 as compared with 2017

Total non-interest expense increased $229,000 in 2018 as compared with 2017. Net occupancy costs decreased $117,000 as liability insurance premiums decreased $71,000 as the Company reduced some of its coverage and telecommunications costs decreased $88,000 as the Company eliminated some redundant resources. Equipment rentals, depreciation and maintenance increased $128,000 primarily as a result of purchases of depreciable assets, primarily technology-related, and an increase in maintenance contracts related to technology services. Other expense increased $276,000 as a result of the decrease in non-recurring consulting fees of $164,000, the decrease in FDIC and state banking assessments of $176,000 as a result of reduced assessment rate and the increase in other real estate expenses of $514,000, largely due to writedowns of ORE to new appraised values.

2017 as compared with 2016

Total non-interest expense decreased $953,000 in 2017 as compared with 2016. Salaries and employee benefits decreased $139,000 primarily as a result of decreased health insurance costs due to decreased claims. Net occupancy costs decreased $202,000 as liability insurance premiums decreased $125,000 as the Company reduced some of its coverage and as telecommunications costs decreased $81,000 as the Company eliminated some redundant resources. FDIC and state banking assessments decreased $477,000 as the regulators decreased the premiums for deposit insurance in 2018.

Income Taxes

The Company recognized an income tax benefit of $36,000 and $1,080,000 in 2018 and 2017, respectively, and income tax expense of $78,000 in 2016. During 2014, Management established a valuation allowance against its net deferred tax asset of approximately $8,140,000. As of December 31, 2018, the valuation allowance is still in place. The 2018 and 2017 benefits were the result of the impact of the elimination of the alternative minimum tax credit carryforwards from new tax legislation and the correction of refunds for prior years. Note I to the Consolidated Financial Statements presents a reconciliation of income taxes for these three years and further analysis of the valuation allowance.

FINANCIAL CONDITION

Cash and due from banks decreased $8,090,000 at December 31, 2018 compared with December 31, 2017 due to the bank subsidiary’s liquidity position.

Available for sale securities decreased $23,096,000 at December 31, 2018 compared with December 31, 2017 as the maturities and unrealized losses exceeded investment purchases.

Loans decreased $7,103,000 at December 31, 2018 compared with December 31, 2017, as principal payments, maturities, charge-offs and foreclosures on existing loans exceeded new loans.

Total deposits decreased $56,064,000 at December 31, 2018, as compared with December 31, 2017. Typically, significant increases or decreases in total deposits and/or significant fluctuations among the different types of deposits from year to year are anticipated by Management as customers in the casino industry and county and municipal entities reallocate their resources periodically. Savings and demand, interest bearing balances specifically decreased $39,506,000 at December 31, 2018 as compared with December 31, 2017 as one public customer transferred a large balance to another financial institution.

Borrowings from the FHLB increased $24,944,000 at December 31, 2018 as compared with December 31, 2017 based on the liquidity needs of the bank subsidiary.

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

Significant transactions affecting shareholders’ equity during 2018 are described in Note J to the Consolidated Financial Statements. The Statement of Changes in Shareholders’ Equity also presents all activity in the Company’s equity accounts.

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

Deposits, payments of principal and interest on loans, proceeds from maturities of investment securities and earnings on investment securities are the principal sources of funds for the Company. The Company also uses other sources of funds, including borrowings from the FHLB. The Company generally anticipates relying on deposits, purchases of federal funds and borrowings from the FHLB for its liquidity needs in 2019.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition

(in thousands except share data)

December 31,	2018	2017

Assets
Cash and due from banks	$17,191	$25,281

Available for sale securities	222,110	245,206

Held to maturity securities, fair value of $53,459 - 2018; $50,538 - 2017	54,598	51,163

Other investments	2,811	3,193

Federal Home Loan Bank Stock, at cost	2,069	1,370

Loans	273,346	280,449

Less: Allowance for loan losses	5,340	6,153

Loans, net	268,006	274,296

Bank premises and equipment, net of accumulated depreciation	18,879	20,153

Other real estate	8,943	8,232

Accrued interest receivable	1,956	1,904

Cash surrender value of life insurance	18,841	18,301

Other assets	1,382	1,325

Total assets	$616,786	$650,424

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition (continued)

(in thousands except share data)

December 31,	2018	2017
Liabilities and Shareholders’ Equity
Liabilities:

Deposits:

Demand, non-interest bearing	$114,512	$127,274

Savings and demand, interest bearing	278,772	318,278

Time, $100,000 or more	52,787	43,991

Other time deposits	27,435	40,027

Total deposits	473,506	529,570

Borrowings from Federal Home Loan Bank	36,142	11,198

Employee and director benefit plans liabilities	18,415	18,370

Other liabilities	1,789	1,787

Total liabilities	529,852	560,925

Shareholders’ Equity:
Common stock, $1 par value, 15,000,000 shares authorized, 4,943,186 shares issued and outstanding at December 31, 2018 and 5,083,186 shares issued and outstanding at December 31, 2017	4,943	5,083

Surplus	65,780	65,780

Undivided profits	20,324	21,563

Accumulated other comprehensive loss	(4,113)	(2,927)

Total shareholders’ equity	86,934	89,499

Total liabilities and shareholders’ equity	$616,786	$650,424

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Income

(in thousands except per share data)

Years Ended December 31,	2018	2017	2016

Interest income:

Interest and fees on loans	$13,265	$12,970	$14,232

Interest and dividends on securities:

U. S. Treasuries	1,410	1,602	1,133

U.S. Government agencies	471	531	872

Mortgage-backed securities	2,633	1,320	600

States and political subdivisions	1,744	1,634	1,325

Other investments	22	26	53

Interest on balances due from depository institutions	205	420	278

Total interest income	19,750	18,503	18,493

Interest expense:

Deposits	2,354	1,373	894

Federal funds purchased and securities sold under agreements to repurchase	10	3

Borrowings from Federal Home Loan Bank	294	47	131

Total interest expense	2,658	1,423	1,025

Net interest income	17,092	17,080	17,468

Provision for allowance for loan losses	122	116	568

Net interest income after provision for allowance for loan losses	$16,970	$16,964	$16,900

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Income (continued)

(in thousands except per share data)

Years Ended December 31,	2018	2017	2016
Non-interest income:

Trust department income and fees	1,708	1,689		1,614

Service charges on deposit accounts	3,737	3,732		3,763

Gain on liquidation, sales and calls of securities		134		158

Gain on sales of other investments	17

Income (loss) from other investments	(274)	42		(51)

Increase in cash surrender value of life insurance	455	458		406

Gain from death benefits from life insurance		429

Other income	460	481		659

Total non-interest income	6,103	6,965		6,549

Non-interest expense:

Salaries and employee benefits	10,891	10,949		11,088

Net occupancy	2,004	2,121		2,323

Equipment rentals, depreciation and maintenance	3,134	3,006		2,954

Other expense	6,451	6,175		6,839

Total non-interest expense	22,480	22,251		23,204

Income before income taxes	593	1,678		245

Income tax (benefit) expense	(36)	(1,080)		78

Net income	$629	$2,758		$167

Basic and diluted earnings per share	$.13	$.54		$.03

Dividends declared per share	$.02	$.01	$

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

Years Ended December 31,	2018	2017	2016

Net income	$629	$2,758	$167

Other comprehensive income (loss):

Net unrealized gain (loss) on available for sale securities	(1,645)	127	(3,345)

Reclassification adjustment for realized gains on available for sale securities called or sold in current year		(134)	(158)

Gain (loss) from unfunded post-retirement benefit obligation	459	(1,160)	(42)

Total other comprehensive loss	(1,186)	(1,167)	(3,545)

Total comprehensive income (loss)	$(557)	$ 1,591	$ (3,378)

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands except share and per share data)

	Number of Common Shares	Common Stock	Surplus	Undivided Profits	Accumulated Other Comprehensive Income (Loss)	Total

Balance, January 1, 2017	5,123,186	$5,123	$65,780	$19,318	$(1,760)	$88,461

Net income				2,758		2,758

Retirement of stock	(40,000)	(40)		(462)		(502)

Cash dividend ($.01 per share)				(51)		(51)

Other comprehensive loss					(1,167)	(1,167)

Balance, December 31, 2017	5,083,186	5,083	65,780	21,563	(2,927)	89,499

Net income				629		629

Retirement of stock	(140,000)	(140)		(1,767)		(1,907)

Cash dividend ($.02 per share)				(101)		(101)

Other comprehensive loss					(1,186)	(1,186)

Balance, December 31, 2018	4,943,186	$4,943	$65,780	$20,324	$(4,113)	$86,934

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

Years Ended December 31,	2018	2017	2016

Cash flows from operating activities:

Net income	$629	$2,758	$167

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,964	1,914	1,823
Provision for allowance for loan losses	122	116	568
Writedown of other real estate	764	460	782
(Gain) loss on sales of other real estate	21	101	(251)
(Income) loss from other investments	274	(42)	51
Gain on death benefits from life insurance		(429)
Amortization of available for sale securities	315	287	30
Amortization of held to maturity securities	260	253	181
Gain on liquidation, sales and calls of securities		(134)	(158)
Gain on sales of other investments	(17)
Increase in cash surrender value of life insurance	(455)	(458)	(406)
Change in accrued interest receivable	(52)	(49)	(23)
Change in other assets	(57)	(537)	191
Change in other liabilities	506	717	189

Net cash provided by operating activities	$4,274	$4,957	$3,144

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition (continued)

(in thousands)

Years Ended December 31,	2018	2017	2016
Cash flows from investing activities:
Proceeds from maturities, liquidation, sales and calls of available for sale securities	$60,222	$71,315	$149,715
Purchases of available for sale securities	(39,086)	(83,561)	(183,861)
Proceeds from maturities of held to maturity securities	760	7,725	510
Purchases of held to maturity securities	(4,455)	(10,991)	(29,816)
(Purchase) redemption of Federal Home Loan Bank Stock	(699)	(831)	1,098
Proceeds from sales of other investments	125
Proceeds from sales of other real estate	3,211	1,666	2,775
Loans, net change	1,461	33,531	17,127
Acquisition of premises and equipment	(690)	(423)	(1,021)
Investment in cash surrender value of life insurance	(109)	(94)	(108)
Redemption of life insurance	24
Proceeds from death benefits from life insurance		1,929

Net cash provided by (used in) investing activities	20,764	20,266	(43,581)

Cash flows from financing activities:
Demand and savings deposits, net change	(52,268)	(51,804)	59,472
Time deposits, net change	(3,796)	6,358	2,837
Cash dividends	(101)	(51)
Retirement of stock	(1,907)	(502)
Borrowings from Federal Home Loan Bank	1,428,700	131,500	98,920
Repayments to Federal Home Loan Bank	(1,403,756)	(126,559)	(111,072)

Net cash provided by (used in) financing activities	(33,128)	(41,058)	50,157

Net increase (decrease) in cash and cash equivalents	(8,090)	(15,835)	9,720
Cash and cash equivalents, beginning of year	25,281	41,116	31,396

Cash and cash equivalents, end of year	$17,191	$25,281	$41,116

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

Revenue Recognition

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

Other non-interest income: Other non-interest income includes several items, such as wire transfer income, check cashing fees, the increase in cash surrender value of life insurance, rental income from bank properties and safe deposit box rental fees. This income is generally recognized at the time the service is provided and/or the income is earned.

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

In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses. ASU 2018-19 amends existing guidance to align the implementation date for nonpublic entities and clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. The effective date and transition requirements of these amendments are the same as those in the credit losses standard, as amended by the new ASU. The adoption of this ASU is not expected to have a material effect on the Company’s financial position, result of operations or cash flows.

ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, is intended to provide financial statement users with more decision-useful information related to expected credit losses on financial instruments and other commitments to extend credit by replacing the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates. ASU 2016-13 does not specify the method for measuring expected credit losses, and an entity is allowed to apply methods that reasonably reflect its expectations of the credit loss estimate. Additionally, the amendments of ASU 2016-13 require that credit losses on available for sale debt securities be presented as an allowance rather than as a writedown. ASU 2016-13 is effective for the Company for interim and annual periods beginning after December 15, 2019 and the Company intends to adopt ASU 2016-13 during the first quarter of 2020. The Company has established a Current Expected Credit Loss (CECL) Committee which include the appropriate members of management, credit administration and accounting to evaluate the impact this ASU will have on the Company’s financial position, results of operations and financial statement disclosures and determine the most appropriate method of implementing this ASU. The Company selected a third-party vendor to provide allowance for loan loss software as well as advisory services in developing a new methodology that would be compliant with ASU 2016-13, and is working with the approved third-party vendor to develop the CECL model and evaluate its impact. Management will continue to evaluate the impact this ASU will have on the Company’s consolidated financial statements through its effective date.

Cash and Due from Banks

The Company is required to maintain average reserve balances in its vault or on deposit with the Federal Reserve Bank. The average amount of these reserve requirements was approximately $527,000 and $564,000 for the years ending December 31, 2018 and 2017, respectively.

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

The ALL consists of specific and general components. The specific component relates to loans that are classified as impaired. The general component of the allowance relates to loans that are not impaired. Changes to the components of the ALL are recorded as a component of the provision for the allowance for loan losses. Management must approve changes to the ALL and must report its actions to the Board of Directors. The Company believes that its allowance for loan losses is appropriate at December 31, 2018.

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

The fair value of the collateral for collateral-dependent loans is based on appraisals performed by third-party valuation specialists, comparable sales and other estimates of fair value obtained principally from independent sources such as the Multiple Listing Service or county tax assessment valuations, adjusted for estimated selling costs. The Company has a Real Estate Appraisal Policy (the “Policy”) which is in compliance with the guidelines set forth in the “Interagency Appraisal and Evaluation Guidelines” which implement Title XI of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) and the revised “Interagency Appraisal and Evaluation Guidelines” issued in 2010. The Policy further requires that appraisals be in writing and conform to the Uniform Standards of Professional Appraisal Practice (“USPAP”). An appraisal prepared by a state-licensed or state-certified appraiser is required on all new loans secured by real estate in excess of $500,000. Loans secured by real estate in an amount of $500,000 or less, or that qualify for an exemption under FIRREA, must have a summary appraisal report or in-house evaluation, depending on the facts and circumstances. Factors including the assumptions and techniques utilized by the appraiser, which could result in a downward adjustment to the collateral value estimates indicated in the appraisal, are considered by the Company.

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

Trust Department Income and Fees

Corporate trust fees are accounted for on an accrual basis and personal trust fees are recorded when the underlying trust is serviced.

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

Earnings Per Share

Basic and diluted earnings per share are computed on the basis of the weighted average number of common shares outstanding of 5,031,778 for 2018, 5,123,076 for 2017 and 5,123,186 for 2016.

Accumulated Other Comprehensive Income (Loss)

At December 31, 2018, 2017 and 2016, accumulated other comprehensive loss consisted of net unrealized gains (losses) on available for sale securities and over (under) funded liabilities related to the Company’s post-retirement benefit plan.

Statements of Cash Flows

The Company has defined cash and cash equivalents to include cash and due from banks. The Company paid $2,657,616, $1,420,399 and $1,020,177 in 2018, 2017 and 2016, respectively, for interest on deposits and borrowings. Income tax payments totaled $78,435 in 2016. Loans transferred to other real estate amounted to $4,706,732, $1,946,045 and $1,903,427 in 2018, 2017 and 2016, respectively.

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

NOTE B – SECURITIES:

The amortized cost and fair value of securities at December 31, 2018 and 2017, respectively, are as follows (in thousands):

December 31, 2018	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses	Fair Value

Available for sale securities:

U.S. Treasuries	$85,866	$		$(2,443)	$83,423

U.S. Government agencies	17,492		14	(259)	17,247

Mortgage-backed securities	112,391		231	(2,278)	110,344

States and political subdivisions	10,994		102		11,096

Total available for sale securities	$226,743		$347	$ (4,980)	$222,110

Held to maturity securities:

U.S. Government agencies	$8,185	$		$(371)	$7,814

States and political subdivisions	46,413		89	(857)	$45,645

Total held to maturity securities	$54,598		$89	$(1,228)	$53,459

December 31, 2017	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses	Fair Value

Available for sale securities:

U.S. Treasuries	$124,820	$		$(2,176)	$122,644

U.S. Government agencies	19,989			(158)	19,831

Mortgage-backed securities	89,207		96	(1,042)	88,261

States and political subdivisions	14,178		292		14,470

Total available for sale securities	$248,194		$388	$(3,376)	$245,206

Held to maturity securities:

U.S. Government agencies	$8,185	$		$(302)	$7,883

States and political subdivisions	42,978		227	(550)	42,655

Total held to maturity securities	$51,163		$227	$(852)	$50,538

The amortized cost and fair value of debt securities at December 31, 2018, (in thousands) by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale securities:
Due in one year or less	$28,177	$27,975
Due after one year through five years	77,778	75,719
Due after five years through ten years	5,563	5,213
Due after ten years	2,834	2,859
Mortgage-backed securities	112,391	110,344

Total	$226,743	$222,110

Held to maturity securities:
Due in one year or less	$2,523	$2,522
Due after one year through five years	19,769	19,569
Due after five years through ten years	18,316	17,895
Due after ten years	13,990	13,473

Total	$54,598	$53,459

Available for sale and held to maturity securities with gross unrealized losses at December 31, 2018 and 2017, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows (in thousands):

	Less Than Twelve Months		Over Twelve Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2018:
U.S. Treasuries	$999	$1	$82,424	$2,442	$83,423	$2,443

U.S. Government agencies	4,939	61	17,608	569	22,547	630

Mortgage-backed securities	24,834	293	55,649	1,985	80,483	2,278

States and political subdivisions	8,470	122	19,678	735	28,148	857

Total	$39,242	$477	$175,359	$5,731	$214,601	$6,208

December 31, 2017:
U.S. Treasuries	$49,586	$364	$73,058	$1,812	$122,644	$2,176

U.S. Government agencies	8,145	37	14,567	423	22,712	460

Mortgage-backed securities	60,230	415	13,492	627	73,722	1,042

States and political subdivisions	11,552	168	7,010	382	18,562	550

Total	$129,513	$984	$108,127	$3,244	$237,640	$4,228

At December 31, 2018, 18 of the 18 securities issued by the U.S. Treasury, 5 of the 6 securities issued by U.S. Government agencies, 35 of the 45 mortgage-backed securities and 61 of the 146 securities issued by states and political subdivisions contained unrealized losses.

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

Proceeds from sales of available for sale debt securities were $30,748,797 and $29,641,206 during 2017 and 2016, respectively. Available for sale debt securities were sold and called for realized gains of $133,986 and $157,925 during 2017 and 2016, respectively. There were no sales or calls of available for sale securities in 2018. Proceeds from sales of other investments were $125,145 for a realized gain of $16,995 during 2018.

Securities with a fair value of $206,017,056 and $196,702,218 at December 31, 2018 and 2017, respectively, were pledged to secure public deposits, federal funds purchased and other balances required by law.

NOTE C – LOANS:

The composition of the loan portfolio at December 31, 2018 and 2017 is as follows (in thousands):

December 31,	2018	2017

Gaming	$25,767	$26,142

Residential and land development	298	263

Real estate, construction	33,931	31,947

Real estate, mortgage	178,917	189,201

Commercial and industrial	27,505	26,360

Other	6,928	6,536

Total	$273,346	$280,449

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

	2018	2017
Balance, January 1	$6,543	$6,658
January 1 balances, loans of directors appointed during the year	2,142
New loans and advances	2,272	907
Repayments	(1,800)	(1,022)

Balance, December 31	$9,157	$6,543

As part of its evaluation of the quality of the loan portfolio, Management monitors the Company’s credit concentrations on a monthly basis. Total outstanding concentrations were as follows (in thousands):

December 31,	2018	2017

Gaming	$25,767	$26,142
Hotel/motel	44,112	34,882
Out of area	15,244	14,597

The age analysis of the loan portfolio, segregated by class of loans, as of December 31, 2018 and 2017 is as follows (in thousands):

	Number of Days Past Due										Loans Past Due Greater Than 90 Days and Still Accruing
	30 -59		60 -89		Greater Than 90		Total Past Due		Current	Total Loans
December 31, 2018:
Gaming	$		$		$		$		$25,767	$25,767	$
Residential and land development									298	298
Real estate, construction		1,987		340		860		3,187	30,744	33,931
Real estate, mortgage		2,866		7,129		1,730		11,725	167,192	178,917		51
Commercial and industrial		9		110		1,661		1,780	25,725	27,505		4
Other		107		3				110	6,818	6,928

Total		$4,969		$7,582		$4,251		$16,802	$256,544	$273,346		$55

December 31, 2017:
Gaming	$		$		$		$		$26,142	$26,142	$
Residential and land development									263	263
Real estate, construction		747		121		522		1,390	30,557	31,947
Real estate, mortgage		5,321		790		4,884		10,995	178,206	189,201
Commercial and industrial		375		2		2,344		2,721	23,639	26,360
Other		26		3				29	6,507	6,536

Total		$6,469		$916		$7,750		$15,135	$265,314	$280,449	$

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

An analysis of the loan portfolio by loan grade, segregated by class of loans, as of December 31, 2018 and 2017 is as follows (in thousands):

	Loans With A Grade Of:
	A, B or C	S		D		E		F	Total
December 31, 2018:
Gaming	$21,080	$			$4,687	$		$	$25,767

Residential and land development	65						233		298

Real estate, construction	32,497				217		1,217		33,931

Real estate, mortgage	150,365		10,430		12,992		5,130		178,917

Commercial and industrial	25,335				218		1,952		27,505

Other	6,904				20		4		6,928

Total	$236,246		$10,430		$18,134		$8,536	$	$273,346

December 31, 2017:
Gaming	$26,142	$		$		$		$	$26,142

Residential and land development							263		263

Real estate, construction	30,412				358		1,177		31,947

Real estate, mortgage	148,284		11,550		19,606		9,761		189,201

Commercial and industrial	23,133				265		2,962		26,360

Other	6,516				16		4		6,536

Total	$234,487		$11,550		$20,245		$14,167	$	$280,449

A loan may be impaired but not on nonaccrual status when the loan is well secured and in the process of collection. Total loans on nonaccrual as of December 31, 2018 and 2017 are as follows (in thousands):

December 31,	2018	2017

Residential and land development	$233	$263

Real estate, construction	1,206	1,177

Real estate, mortgage	4,954	9,548

Commercial and industrial	1,855	2,818

Other	2	4

Total	$8,250	$13,810

Prior to 2017, certain loans were modified by granting interest rate concessions to these customers with such loans being classified as troubled debt restructurings. During 2018 and 2017, the Company did not restructure any additional loans. Specific reserves of $69,000 and $86,000 have been allocated to troubled debt restructurings as of December 31, 2018 and 2017, respectively. The Bank had no commitments to lend additional amounts to customers with outstanding loans classified as troubled debt restructurings as of December 31, 2018 and 2017.

Impaired loans, which include loans classified as nonaccrual and troubled debt restructurings, segregated by class of loans, as of December 31, 2018 and 2017 were as follows (in thousands):

	Unpaid Principal Balance	Recorded Investment	Related Allowance		Average Recorded Investment	Interest Income Recognized
December 31, 2018:
With no related allowance recorded:
Real estate, construction	$1,171	$784	$		$785	$
Real estate, mortgage	5,508	5,474			5,826		29
Commercial and industrial	2,083	1,855			2,204
Other	2	2			3

Total	8,764	8,115			8,818		29

With a related allowance recorded:
Residential and land development	233	233		20	246
Real estate, construction	509	422		263	387
Real estate, mortgage	574	574		101	589		25

Total	1,316	1,229		384	1,222		25

Total by class of loans:
Residential and land development	233	233		20	246
Real estate, construction	1,680	1,206		263	1,172
Real estate, mortgage	6,082	6,048		101	6,415		54
Commercial and industrial	2,083	1,855			2,204
Other	2	2			3

Total	$10,080	$9,344		$384	$10,040		$54

	Unpaid Principal Balance	Recorded Investment	Related Allowance		Average Recorded Investment	Interest Income Recognized
December 31, 2017:
With no related allowance recorded:
Real estate, construction	$1,441	$967	$		$1,024	$
Real estate, mortgage	8,920	8,025			8,654		31
Commercial and industrial	922	884			916
Other	4	4			4

Total	11,287	9,880			10,598		31

With a related allowance recorded:
Residential and land development	263	263		40	275
Real estate, construction	210	210		105	226
Real estate, mortgage	3,556	2,672		725	2,676		28
Commercial and industrial	1,934	1,934		342	1,923

Total	5,963	5,079		1,212	5,100		28

Total by class of loans:
Residential and land development	263	263		40	275
Real estate, construction	1,651	1,177		105	1,250
Real estate, mortgage	12,476	10,697		725	11,330		59
Commercial and industrial	2,856	2,818		342	2,839
Other	4	4			4

Total	$17,250	$14,959		$1,212	$15,698		$59

Transactions in the allowance for loan losses for the years ended December 31, 2018, 2017 and 2016, and the balances of loans, individually and collectively evaluated for impairment, as of December 31, 2018, 2017 and 2016 are as follows (in thousands):

	Gaming		Residential and Land Development		Real Estate, Construction	Real Estate, Mortgage	Commercial and Industrial	Other	Total
December 31, 2018:
Allowance for Loan Losses:
Beginning Balance		$536		$40	$202	$4,305	$892	$178	$6,153
Charge-offs						(715)	(372)	(323)	(1,410)
Recoveries					17	188	112	158	475
Provision		(120)		(6)	176	108	(156)	120	122

Ending Balance		$416		$34	$395	$3,886	$476	$133	$5,340

Allowance for Loan Losses:
Ending balance: individually evaluated for impairment	$			$20	$263	$322	$120	$3	$728

Ending balance: collectively evaluated for impairment		$416		$14	$132	$3,564	$356	$130	$4,612

Total Loans:
Ending balance: individually evaluated for impairment		$4,687		$233	$1,434	$18,122	$2,170	$24	$26,670

Ending balance: collectively evaluated for impairment		$21,080		$65	$32,497	$160,795	$25,335	$6,904	$246,676

December 31, 2017:
Allowance for Loan Losses:
Beginning Balance		$545		$66	$199	$3,800	$651	$205	$5,466
Charge-offs						(8)	(36)	(235)	(279)
Recoveries				686	32	29	11	92	850
Provision		(9)		(712)	(29)	484	266	116	116

Ending Balance		$536		$40	$202	$4,305	$892	$178	$6,153

Allowance for Loan Losses:
Ending balance: individually evaluated for impairment	$			$40	$105	$1,082	$636	$6	$1,869

Ending balance: collectively evaluated for impairment		$536	$		$97	$3,223	$256	$172	$4,284

Total Loans:
Ending balance: individually evaluated for impairment	$			$263	$1,536	$29,367	$3,228	$18	$34,412

Ending balance: collectively evaluated for impairment		$26,142	$		$30,411	$159,834	$23,132	$6,518	$246,037

	Gaming		Residential and Land Development		Real Estate, Construction	Real Estate, Mortgage	Commercial and Industrial	Other	Total
December 31, 2016:
Allowance for Loan Losses:
Beginning Balance		$582		$189	$589	$5,382	$1,075	$253	$8,070
Charge-offs					(260)	(2,499)	(509)	(254)	(3,522)
Recoveries					71	107	62	110	350
Provision		(37)		(123)	(201)	810	23	96	568

Ending Balance		$545		$66	$199	$3,800	$651	$205	$5,466

Allowance for Loan Losses:
Ending balance: individually evaluated for impairment	$			$66	$141	$424	$214	$15	$860

Ending balance: collectively evaluated for impairment		$545	$		$58	$3,376	$437	$190	$4,606

Total Loans:
Ending balance: individually evaluated for impairment	$			$291	$2,114	$32,850	$1,430	$47	$36,732

Ending balance: collectively evaluated for impairment		$31,311	$		$30,389	$173,322	$35,605	$7,996	$278,623

NOTE D – BANK PREMISES AND EQUIPMENT:

Bank premises and equipment are shown as follows (in thousands):

December 31,	Estimated Useful Lives	2018	2017
Land		$5,783	$5,783
Building	5 - 40 years	30,681	30,681
Furniture, fixtures and equipment	3 - 10 years	17,430	16,758

Totals, at cost		53,894	53,222
Less: Accumulated depreciation		35,015	33,069

Totals		$18,879	$20,153

NOTE E – OTHER REAL ESTATE:

The Company’s other real estate consisted of the following as of December 31, 2018 and 2017, respectively (in thousands except number of properties):

December 31,	2018		2017
	Number of Properties	Balance	Number of Properties	Balance
Construction, land development and other land	12	$6,007	14	$6,670
1 - 4 family residential properties	3	859
Nonfarm nonresidential	5	1,725	5	1,562
Other	1	352

Total	21	$8,943	19	$8,232

NOTE F – DEPOSITS:

At December 31, 2018, the scheduled maturities of time deposits are as follows (in thousands):

2019	$54,902
2020	19,108
2021	1,607
2022	2,763
2023	1,842

Total	$80,222

Time deposits of $250,000 or more totaled approximately $32,137,000 and $30,457,000 at December 31, 2018 and 2017, respectively.

Deposits held for related parties amounted to $3,676,971 and $9,279,315 at December 31, 2018 and 2017, respectively.

Overdrafts totaling $1,044,409 and $466,812 were reclassified as loans at December 31, 2018 and 2017, respectively.

NOTE G – FEDERAL FUNDS PURCHASED:

At December 31, 2018, the Company had facilities in place to purchase federal funds up to $40,000,000 under established credit arrangements.

NOTE H- BORROWINGS:

At December 31, 2018, the Company was able to borrow up to $17,638,095 from the Federal Reserve Bank Discount Window Primary Credit Program. The borrowing limit is based on the amount of collateral pledged, with certain loans from the Bank’s portfolio serving as collateral. Borrowings bear interest at the primary credit rate, which is established periodically by the Federal

Reserve Board and have a maturity of one day. The primary credit rate was 3.00% at December 31, 2018. There was no outstanding balance at December 31, 2018.

At December 31, 2018, the Company had $36,141,790 outstanding in advances under a $72,623,426 line of credit with the FHLB. One advance in the amount of $35,000,000 bears interest at 2.65% at December 31, 2018 and matures in 2019. New advances may subsequently be obtained based on the liquidity needs of the bank subsidiary. The remaining balance consists of smaller advances bearing interest from 2.604% to 7.00% with maturity dates from 2030 – 2040. The advances are collateralized by specific loans, for which certain documents are held in custody by the FHLB, and, if needed, specific investment securities that are held in safekeeping at the FHLB.

At December 31, 2018, the Company had a $500,000 unsecured revolving line of credit with First National Bankers Bank. The line has a term of one year and bears interest at Wall Street prime rate with interest due monthly. There was no outstanding balance at December 31, 2018.

NOTE I – INCOME TAXES:

Deferred taxes (or deferred charges) as of December 31, 2018 and 2017, included in other assets, were as follows (in thousands):

December 31,	2018		2017
Deferred tax assets:
Allowance for loan losses		$1,121		$1,292
Employee benefit plans’ liabilities		3,117		3,048
Unrealized loss on available for sale securities, charged from equity		973		627
Loss on credit impairment of securities		356		356
Earned retiree health benefits plan liability		1,048		1,012
General business and AMT credits		1,750		1,489
Tax net operating loss carryforward		2,118		1,891
Other		943		992
Valuation allowance		(8,642)		(7,934)

Deferred tax assets		2,784		2,773

Deferred tax liabilities:
Unearned retiree health benefits plan asset		298		202
Bank premises and equipment		2,235		2,359
Other		251		212

Deferred tax liabilities		2,784		2,773

Net deferred taxes	$		$

Income taxes consist of the following components (in thousands):

Years Ended December 31,	2018	2017	2016

Current	$(36)	$(1,080)	$78
Deferred:
Federal	(425)	4,023	(247)
Change in valuation allowance	425	(4,023)	247

Total deferred

Totals	$ (36)	$(1,080)	$78

Income taxes amounted to less than the amounts computed by applying the U.S. Federal income tax rate of 21.0% for 2018 and 34.0% for 2017 and 2016 to income (loss) before income taxes. The reasons for these differences are shown below (in thousands):

	2018		2017		2016

	Tax	Rate	Tax	Rate	Tax	Rate

Taxes computed at statutory rate	$125	21	$571	34	$83	34
Increase (decrease) resulting from:
Tax-exempt interest income	(206)	(35)	(362)	(22)	(417)	(170)
Income from BOLI	(96)	(16)	(302)	(18)	(144)	(59)
Federal tax credits	(298)	(50)	(298)	(18)	(298)	(121)
Other	50	8	(656)	(39)	607	247
Impact of tax rate change			3,990	238
Change in valuation allowance for enacted change in tax rates			(3,990)	(238)
Realization of AMT credit	(36)	(6)	(742)	(44)
Other changes in valuation allowance	425	72	709	42	247	101

Total income tax (benefit) expense	$(36)	(6)	$(1,080)	(65)	$78	32

During 2018 and 2017, the Company recorded an income tax benefit of $36,000 and $1,080,000, respectively. On December 22, 2017, the President signed into law The Tax Cuts and Jobs Act (the “Act”). In addition to reducing U.S. corporate income tax rates from 34% to 21%, the Act repealed the alternative minimum tax (“AMT”) regime for tax years beginning after December 31, 2017. For tax years beginning in 2018, 2019 and 2020, the AMT credit carryforward can be utilized to offset regular tax with any remaining AMT carryforwards eligible for a refund of 50%. Any remaining AMT credit carryforwards will become fully refundable beginning in the 2021 tax year. As a result, during 2018 and 2017, the Company reclassified the AMT credit carryforward to a tax receivable resulting in a deferred tax benefit of $36,000 and $742,000, respectively. In 2017, the Company also recorded a current tax benefit of $338,000 to account for the carryback of general business tax credits to open tax years.

In 2017, the Company also remeasured the net deferred tax asset and corresponding valuation allowance as a result of the Act. The impact was to reduce the deferred tax asset and corresponding valuation allowance by $3,990,000.

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

The Company intends to maintain this valuation allowance until it determines it is more likely than not that the asset can be realized through current and future taxable income. If not utilized, the Company’s federal net operating loss of $10,084,000 will begin to expire in 2034.

The Company has reviewed its income tax positions and specifically considered the recognition and measurement requirements of the benefits recorded in its financial statements for tax positions taken or expected to be taken in its tax returns. The Company currently has no unrecognized tax benefits that, if recognized, would favorably affect the income tax rate in future periods.

NOTE J - SHAREHOLDERS’ EQUITY:

Shareholders’ equity of the Company includes the undistributed earnings of the bank subsidiary. Dividends to the Company’s shareholders can generally be paid only from dividends paid to the Company by its bank subsidiary. Consequently, dividends are dependent upon the earnings, capital needs, regulatory policies and statutory limitations affecting the bank subsidiary. Dividends paid by the bank subsidiary are subject to the written approval of the Commissioner of Banking and Consumer Finance of the State of Mississippi and the Federal Deposit Insurance Corporation (the “FDIC”). At December 31, 2018, $12,463,086 of undistributed earnings of the bank subsidiary included in consolidated surplus and retained earnings was available for future distribution to the Company as dividends. Dividends paid by the Company are subject to the written approval of the Federal Reserve Bank (“FRB”).

On December 8, 2017, the Board approved the repurchase of up to 110,000 of the outstanding shares of the Company’s common stock. As a result of this repurchase plan, 110,000 shares have been repurchased for approximately $1,477,000 and retired through December 31, 2018.

On September 26, 2018, the Board approved the repurchase of up to 70,000 of the outstanding shares of the Company’s common stock. As a result of this repurchase plan, 70,000 shares have been repurchased for approximately $933,000 and retired through December 31, 2018.

On April 25, 2018, the Board declared a dividend of $.01 per share payable May 10, 2018 to shareholders of record as of May 7, 2018. On September 26, 2018, the Board declared a dividend of $.01 per share payable on October 15, 2018 to shareholders of record as of October 9, 2018.

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

As of December 31, 2018, the most recent notification from the FDIC categorized the bank subsidiary as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the bank subsidiary must have a Total risk-based capital ratio of 10.00% or greater, a Common equity tier 1 capital ratio of 6.50% or greater, a Tier 1 risk-based capital ratio of 8.00% or greater and a Leverage capital ratio of 5.00% or greater, with a capital conservation buffer above these requirements of 1.875% for 2018. The buffer will increase annually until it is fully phased-in to 2.50% at January 1, 2019. There are no conditions or events since that notification that Management believes have changed the bank subsidiary’s category.

The Company’s actual capital amounts and ratios and required minimum capital amounts and ratios for 2018 and 2017, are as follows (in thousands):

	Actual		For Capital Adequacy Purposes

	Amount	Ratio	Amount	Ratio

December 31, 2018:
Total Capital (to Risk Weighted Assets)	$95,627	25.30%	$30,240	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	90,894	24.05%	17,010	4.50%
Tier 1 Capital (to Risk Weighted Assets)	90,894	24.05%	22,680	6.00%
Tier 1 Capital (to Average Assets)	90,894	14.35%	25,344	4.00%

December 31, 2017:
Total Capital (to Risk Weighted Assets)	$97,122	25.12%	$30,930	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	92,273	23.87%	17,398	4.50%
Tier 1 Capital (to Risk Weighted Assets)	92,273	23.87%	23,197	6.00%
Tier 1 Capital (to Average Assets)	92,273	13.79%	26,769	4.00%

The bank subsidiary’s actual capital amounts and ratios and required minimum capital amounts and ratios and capital amounts and ratios to be well capitalized for 2018 and 2017, are as follows (in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2018:
Total Capital (to Risk Weighted Assets)	$92,485	24.61%	$30,062	8.00%	$37,577	10.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	87,780	23.36%	16,910	4.50%	24,425	6.50%
Tier 1 Capital (to Risk Weighted Assets)	87,780	23.36%	22,546	6.00%	30,062	8.00%
Tier 1 Capital (to Average Assets)	87,780	14.11%	24,884	4.00%	31,105	5.00%

December 31, 2017:
Total Capital (to Risk Weighted Assets)	$92,493	24.04%	$30,778	8.00%	$38,473	10.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	87,668	22.79%	17,313	4.50%	25,007	6.50%
Tier 1 Capital (to Risk Weighted Assets)	87,668	22.79%	23,084	6.00%	30,778	8.00%
Tier 1 Capital (to Average Assets)	87,668	13.47%	26,031	4.00%	32,539	5.00%

NOTE K - OTHER INCOME AND EXPENSES:

Other income consisted of the following (in thousands):

Years Ended December 31,	2018	2017	2016
Other service charges, commissions and fees	$93	$99	$116
Rentals	246	298	320
Other	121	84	223

Totals	$460	$481	$659

Other expenses consisted of the following (in thousands):

Years Ended December 31,	2018	2017	2016

Advertising	$557	$538	$544
Data processing	1,355	1,289	1,346
FDIC and state banking assessments	248	424	901
Legal and accounting	449	422	566
Other real estate	1,254	740	868
ATM expense	585	582	555
Trust expense	304	307	370
Other	1,699	1,873	1,689

Totals	$6,451	$6,175	$6,839

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

At December 31, 2018 and 2017, the Company had outstanding irrevocable letters of credit aggregating $235,141 and $154,308, respectively. At December 31, 2018 and 2017, the Company had outstanding unused loan commitments aggregating $31,885,422 and $41,286,000, respectively. Approximately $15,539,762 and $19,691,000 of outstanding commitments were at fixed rates and the remainder were at variable rates at December 31, 2018 and 2017, respectively.

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

CONDENSED BALANCE SHEETS (IN THOUSANDS):

December 31,	2018		2017

Assets
Investments in subsidiaries, at underlying equity:
Bank subsidiary		$83,820		$84,893
Nonbank subsidiary		1		1

Cash in bank subsidiary		283		1,392

Other assets		2,830		3,213

Total assets		$86,934		$89,499

Liabilities and Shareholders’ Equity:
Other liabilities	$		$

Total liabilities

Shareholders’ equity		86,934		89,499

Total liabilities and shareholders’ equity		$86,934		$89,499

CONDENSED STATEMENTS OF INCOME (IN THOUSANDS):

Years Ended December 31,	2018	2017	2016

Income
Distributed income of bank subsidiary	$901	$1,900	$75
Undistributed income of bank subsidiary	112	942	247
Other income (loss)	(252)	47	(32)

Total income	761	2,889	290

Expenses
Other	132	131	123

Total expenses	132	131	123

Income before income taxes	629	2,758	167
Income tax

Net income	$629	$2,758	$167

CONDENSED STATEMENTS OF CASH FLOWS (IN THOUSANDS):

Years Ended December 31,	2018	2017	2016

Cash flows from operating activities:
Net income	$629	$2,758	$167
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Income) loss from other investments	274	(42)	51
Undistributed income of subsidiaries	(112)	(942)	(247)
Gain from sale of securities	(17)
Other assets		(20)	(8)

Net cash provided by (used in) operating activities	774	1,754	(37)

Cash flows from investing activities:
Proceeds from sale of other securities	125		200

Net cash provided by investing activities	125		200

Cash flows from financing activities:
Retirement of common stock	(1,907)	(502)
Dividends paid	(101)	(51)

Net cash used in financing activities	(2,008)	(553)

Net increase (decrease) in cash	(1,109)	1,201	163
Cash, beginning of year	1,392	191	28

Cash, end of year	$283	$1,392	$191

NOTE O - EMPLOYEE AND DIRECTOR BENEFIT PLANS:

The Company sponsors the Peoples Financial Corporation Employee Stock Ownership Plan (“ESOP”). Employees who are in a position requiring at least 1,000 hours of service during a plan year and who are 21 years of age are eligible to participate in the ESOP. The Plan included 401(k) provisions and the former Gulf National Bank Profit Sharing Plan. Effective January 1, 2001, the ESOP was amended to separate the 401(k) funds into the Peoples Financial Corporation 401(k) Profit Sharing Plan. The separation had no impact on the eligibility or benefits provided to participants of either plan. The 401(k) provides for a matching contribution of 75% of the amounts contributed by the employee (up to 6% of compensation). Contributions are determined by the Board of Directors and may be paid either in cash or Peoples Financial Corporation common stock. Total contributions to the plans charged to operating expense were $260,000, $260,000 and $276,000 in 2018, 2017 and 2016, respectively.

Compensation expense of $7,285,390, $7,106,959 and $7,804,295 was the basis for determining the ESOP contribution allocation to participants for 2018, 2017 and 2016, respectively. The ESOP held 247,627, 270,455 and 276,628 allocated shares at December 31, 2018, 2017 and 2016, respectively.

The Company established an Executive Supplemental Income Plan and a Directors’ Deferred Income Plan, which provide for pre-retirement and post-retirement benefits to certain key executives and directors. Benefits under the Executive Supplemental Income Plan are based upon the position and salary of the officer at retirement or death. Normal retirement benefits under the plan are equal to 67% of salary for the president and chief executive officer, 58% of salary for the executive vice president and 50% of salary for all other executive officers and are payable monthly over a period of fifteen years. Under the Directors’ Deferred Income Plan, the directors are given an opportunity to defer receipt of their annual directors’ fees until retirement from the board. For those who choose to participate, benefits are payable monthly for ten years beginning the first day of the month following the director’s normal retirement date. The normal retirement date is the later of the normal retirement age (65) or separation of service. Interest on deferred fees accrues at an annual rate of ten percent, compounded annually. The Company has acquired insurance policies, with the bank subsidiary as owner and beneficiary, which it may use as a source to pay potential benefits to the plan participants. These contracts are carried at their cash surrender value, which amounted to $16,620,943 and $16,222,847 at December 31, 2018 and 2017, respectively. The present value of accumulated benefits under these plans, using an interest rate of 4.00% and the interest ramp-up method has been accrued. The accrual amounted to $12,919,127 and $12,628,641 at December 31, 2018 and 2017, respectively, and is included in Employee and director benefit plans liabilities.

The Company also has additional plans for post-retirement benefits for certain key executives. The Company has acquired insurance policies, with the bank subsidiary as owner and beneficiary, which it may use as a source to pay potential benefits to the plan participants. These contracts are carried at their cash surrender value, which amounted to $1,729,904 and $1,605,421 at December 31, 2018 and 2017, respectively. The present value of accumulated benefits under these plans using an interest rate of 4.00% and the projected unit cost method has been accrued. The accrual amounted to $1,613,326 and $1,573,004 at December 31, 2018 and 2017, respectively, and is included in Employee and director benefit plans liabilities.

Additionally, there are two endorsement split dollar policies, with the bank subsidiary as owner and beneficiary, which provide a guaranteed death benefit to the participants’ beneficiaries. These contracts are carried at their cash surrender value, which amounted to $306,146 and $299,242 at December 31, 2018 and 2017, respectively. The present value of accumulated benefits under these plans using an interest rate of 4.00% and the projected unit cost method has been accrued. The accrual amounted to $97,587 and $96,547 at December 31, 2018 and 2017, respectively, and is included in Employee and director benefit plans liabilities.

The Company has additional plans for post-retirement benefits for directors. The Company has acquired insurance policies, with the bank subsidiary as owner and beneficiary, which it may use as a source to pay potential benefits to the plan participants. These contracts are carried at their cash surrender value, which amounted to $184,070 and $173,892 at December 31, 2018 and 2017, respectively. The present value of accumulated benefits under these plans using an interest rate of 4.00% and the projected unit cost method has been accrued. The accrual amounted to $213,661 and $214,968 at December 31, 2018 and 2017, respectively, and is included in Employee and director benefit plans liabilities.

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

The following is a summary of the components of the net periodic post-retirement benefit cost (credit) (in thousands):

Years Ended December 31,	2018	2017	2016

Service cost	$171	$153	$93

Interest cost	136	135	101

Amortization of net gain			(73)

Amortization of prior service credit	(81)	(81)	(81)

Net periodic post-retirement benefit cost	$226	$207	$40

The discount rate used in determining the accumulated post-retirement benefit obligation was 4.30% in 2018, 3.60% in 2017 and 4.00% in 2016. The assumed health care cost trend rate used in measuring the accumulated post-retirement benefit obligation was 6.00% in 2018. The rate was assumed to decrease gradually to 4.50% for 2024 and remain at that level thereafter. If the health care cost trend rate assumptions were increased 1.00%, the accumulated post-retirement benefit obligation as of December 31, 2018, would be increased by 18.73%, and the aggregate of the service and interest cost components of the net periodic post-retirement benefit cost for the year then ended would have increased by 23.45%. If the health care cost trend rate assumptions were decreased 1.00%, the accumulated post-retirement benefit obligation as of December 31, 2018, would be decreased by 14.93%, and the aggregate of the service and interest cost components of the net periodic post-retirement benefit cost for the year then ended would have decreased by 17.91%.

The following table presents the estimated benefit payments for each of the next five years and in the aggregate for the next five years (in thousands):

2019	$49
2020	68
2021	95
2022	106
2023	136
2024-2028	1,103

The following is a reconciliation of the accumulated post-retirement benefit obligation, which is included in Employee and director benefit plans liabilities (in thousands):

Accumulated post-retirement benefit obligation as of December 31, 2017	$3,832
Service cost	171
Interest cost	136
Actuarial gain	(540)
Benefits paid	(28)

Accumulated post-retirement benefit obligation as of December 31, 2018	$3,571

The following is a summary of the change in plan assets (in thousands):

	2018		2017		2016

Fair value of plan assets at beginning of year	$		$		$
Actual return on assets
Employer contribution		28		48		75
Benefits paid, net		(28)		(48)		(75)

Fair value of plan assets at end of year	$		$		$

Amounts recognized in the Accumulated Other Comprehensive Income (Loss), net of tax, were (in thousands):

For the year ended December 31,	2018	2017	2016
Net gain	$440	$11	$723
Prior service charge	680	622	676

Total accumulated other comprehensive income	$1,120	$633	$1,399

Amounts recognized in the accumulated post-retirement benefit obligation and other comprehensive income (loss) were (in thousands):

For the year ended December 31,	2018
Unrecognized actuarial loss	$543
Amortization of prior service cost	73

Total accumulated other comprehensive loss	$616

The prior service credit and amortization of net gain that will be recognized in accumulated other comprehensive income during 2019 is $81,381 and $21,629, respectively.

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

The balances of available for sale securities, which are the only assets measured at fair value on a recurring basis, by level within the fair value hierarchy and by investment type, as of December 31, 2018 and 2017, were as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
December 31, 2018:
U.S. Treasuries	$83,423	$	$83,423	$
U.S. Government agencies	17,247		17,247
Mortgage-backed securities	110,344		110,344
States and political subdivisions	11,096		11,096

Total	$222,110	$	$222,110	$

December 31, 2017:
U.S. Treasuries	$122,644	$	$122,644	$
U.S. Government agencies	19,831		19,831
Mortgage-backed securities	88,261		88,261
States and political subdivisions	14,470		14,470

Total	$245,206	$	$245,206	$

Impaired loans, which are measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of December 31, 2018 and 2017 were as follows (in thousands):

		Fair Value Measurements Using
December 31:	Total		Level 1		Level 2	Level 3

2018	$3,311	$		$		$3,311
2017	6,511	$				$6,511

Other real estate, which is measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of December 31, 2018 and 2017 are as follows (in thousands):

		Fair Value Measurements Using
December 31:	Total		Level 1		Level 2	Level 3

2018	$8,943	$		$		$8,943
2017	8,232					8,232

The following table presents a summary of changes in the fair value of other real estate which is measured using Level 3 inputs (in thousands):

	2018	2017
Balance, beginning of year	$8,232	$8,513

Loans transferred to ORE	4,707	1,946

Sales	(3,232)	(1,767)

Writedowns	(764)	(460)

Balance, end of year	$8,943	$8,232

The carrying value and estimated fair value of financial instruments, by level within the fair value hierarchy, at December 31, 2018 and 2017 are as follows (in thousands):

	Carrying	Fair Value Measurements Using
	Amount	Level 1	Level 2		Level 3		Total
December 31, 2018:
Financial Assets:
Cash and due from banks	$17,191	$17,191	$		$		$17,191
Available for sale securities	222,110			222,110			222,110
Held to maturity securities	54,598			53,459			53,459
Other investments	2,811	2,811					2,811
Federal Home Loan Bank stock	2,069			2,069			2,069
Loans, net	268,006					260,560	260,560
Other real estate	8,943					8,943	8,943
Cash surrender value of life insurance	18,841			18,841			18,841
Financial Liabilities:
Deposits:
Non-interest bearing	114,512	114,512					114,512
Interest bearing	358,994					359,386	359,386
Borrowings from Federal Home Loan Bank	36,142			36,211			36,211

	Carrying	Fair Value Measurements Using
	Amount	Level 1	Level 2		Level 3		Total
December 31, 2017:
Financial Assets:
Cash and due from banks	$25,281	$25,281	$		$		$25,281
Available for sale securities	245,206			245,206			245,206
Held to maturity securities	51,163			50,538			50,538
Other investments	3,193	3,193					3,193
Federal Home Loan Bank stock	1,370			1,370			1,370
Loans, net	274,296					270,924	270,924
Other real estate	8,232					8,232	8,232
Cash surrender value of life insurance	18,301			18,301			18,301
Financial Liabilities:
Deposits:
Non-interest bearing	127,274	127,274					127,274
Interest bearing	402,296					402,610	402,610
Borrowings from Federal Home Loan Bank	11,198			11,389			11,389

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Peoples Financial Corporation

Biloxi, Mississippi

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of condition of Peoples Financial Corporation and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2018, and changes in shareholder’s equity for each of the two years in the period ended December 31, 2018, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Porter Keadle Moore, LLC

We have served as the Company’s auditor since 2006.

Atlanta, Georgia

March 13, 2019

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9a - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2018 an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the period ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management of the Company, including its Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of internal control over financial reporting as of December 31, 2018, using the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our assessment included a review of the documentation of controls, evaluations of the design of the internal control system and tests of operating effectiveness of the internal controls. Based on the assessment, management has concluded that the Company had effective internal control over financial reporting as of December 31, 2018.

Chevis C. Swetman	Lauri A. Wood
Chairman, President and Chief Executive Officer	Chief Financial Officer
March 13, 2019	March 13, 2019

ITEM 9b - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in Sections II, III, VIII and IX contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 24, 2019, which was filed by the Company in definitive form with the Commission on March 13, 2019, is incorporated herein by reference.

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

ITEM 11 - EXECUTIVE COMPENSATION

The information in Section VI contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 24, 2019, which was filed by the Company in definitive form with the Commission on March 13, 2019, is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in Sections IV and V contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 24, 2019, which was filed by the Company in definitive form with the Commission on March 13, 2019, is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information in Sections III and VII contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 24, 2019, which was filed by the Company in definitive form with the Commission on March 13, 2019, is incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

The information in Section XI contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 24, 2019, which was filed by the Company in definitive form with the Commission on March 13, 2019, is incorporated herein by reference.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Index of Financial Statements:

See Item 8.

(a) 2. Index of Financial Statement Schedules:

All other schedules have been omitted as not applicable or not required or because the information has been included in the financial statements or applicable notes.

(a) 3. Index of Exhibits:

	Description	Incorporated by Reference to Registration or File Number	Form of Report	Date of Report	Exhibit Number in Report

(3.1)	Articles of Incorporation	0-30050	10/a	6/21/1999	3.1
(3.2)	By-Laws	0-30050	10/a	6/21/1999	3.2
(10.1)	Description of Automobile Plan	0-30050	10-K	12/31/2003	10.1
(10.2)	Directors’ Deferred Income Plan Agreements	0-30050	10-K	12/31/2003	10.2
(10.3)	Executive Supplemental Income Plan Agreement - Chevis C. Swetman	001-12103	10-Q	9/30/2007	10.2
(10.4)	Executive Supplemental Income Plan Agreement - A. Wes Fulmer	001-12103	10-Q	9/30/2007	10.3
(10.5)	Executive Supplemental Income Plan Agreement - Lauri A. Wood	001-12103	10-Q	9/30/2007	10.4
(10.6)	Split Dollar Agreements	0-30050	10-K	12/31/2003	10.4
(10.7)	Deferred Compensation Plan	001-12103	10-Q	9/30/2007	10.1
(10.8)	Description of Stock Incentive Plan	33-15595	10-K	12/31/2001	10.6
(10.9)	Description of Bonus Plan	001-12103	10-Q	9/30/2010	10.1
(21)	Subsidiaries of the registrant (P)	33-15595	10-K	12/31/1988	22
(23.1)	Consent of Independent Registered Public Accounting Firm - Porter Keadle Moore, LLC*
(31.1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 *
(31.2)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 *
(32.1)	Certification of Principal Executive Officer Pursuant to 18 U.S.C. ss. 1350*
(32.2)	Certification of Principal Financial Officer Pursuant to 18 U.S.C. ss. 1350*
(101)	The following materials from the Company’s 2018 Annual Report to Shareholders, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Condition at December 31, 2018 and 2017, (ii) Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2018, 2017 and 2016, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2018 and 2017, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016 and (vi) Notes to the Consolidated Financial Statements for the years ended December 31, 2018, 2017 and 2016.*

*	Filed herewith.
(P)	Paper filing.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL CORPORATION

(Registrant)

Date:              March 13, 2019

BY:              /s/ Chevis C. Swetman

Chevis C. Swetman, Chairman of the Board

(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

BY: /s/ Chevis C. Swetman
Date: March 13, 2019

Chevis C. Swetman, Chairman, President and CEO (principal executive officer)

BY: /s/ Drew Allen	BY: /s/ Dan Magruder

Date: March 13, 2019	Date: March 13, 2019

Drew Allen, Director	Dan Magruder, Director

BY: /s/ Rex E. Kelly	BY: /s/ Jeffrey H. O’Keefe

Date: March 13, 2019	Date: March 13, 2019

Rex E. Kelly, Director	Jeffrey H. O’Keefe, Director

BY: /s/ Lauri A. Wood

Date: March 13, 2019

Lauri A. Wood, Chief Financial Officer (principal financial and accounting officer)