Form 10-Q
period 2019-03-31
PEOPLES FINANCIAL CORP /MS/
filed 2019-05-13
CIK 770460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer” , “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	PFBX	None

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date. Peoples Financial Corporation has only one class of common stock authorized. At April 30, 2019, there were 15,000,000 shares of $1 par value common stock authorized, with 4,943,186 shares issued and outstanding.

Part 1 – Financial Information

Item 1: Financial Statements

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition

(in thousands except share data)

	March 31, 2019	December 31, 2018
	(unaudited)	(audited)
Assets
Cash and due from banks	$39,087	$17,191
Available for sale securities	222,119	222,110
Held to maturity securities, fair value of $54,512 at March 31, 2019; $53,459 at December 31, 2018	54,632	54,598
Other investments	2,751	2,811
Federal Home Loan Bank Stock, at cost	2,077	2,069
Loans	267,492	273,346
Less: Allowance for loan losses	5,376	5,340

Loans, net	262,116	268,006
Bank premises and equipment, net of accumulated depreciation	18,562	18,879
Other real estate	8,873	8,943
Accrued interest receivable	2,305	1,956
Cash surrender value of life insurance	18,982	18,841
Other assets	1,457	1,382

Total assets	$632,961	$616,786

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition (continued)

(in thousands except share data)

	March 31, 2019	December 31, 2018
	(unaudited)	(audited)
Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Demand, non-interest bearing	$130,184	$114,512
Savings and demand, interest bearing	301,044	278,772
Time, $100,000 or more	43,115	52,787
Other time deposits	46,994	27,435

Total deposits	521,337	473,506
Borrowings from Federal Home Loan Bank	1,068	36,142
Employee and director benefit plans liabilities	18,542	18,415
Other liabilities	1,329	1,789

Total liabilities	542,276	529,852
Shareholders’ Equity:
Common stock, $1 par value, 15,000,000 shares authorized, 4,943,186 shares issued and outstanding at March 31, 2019 and December 31, 2018	4,943	4,943
Surplus	65,780	65,780
Undivided profits	20,729	20,324
Accumulated other comprehensive loss	(767)	(4,113)

Total shareholders’ equity	90,685	86,934

Total liabilities and shareholders’ equity	$632,961	$616,786

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Income

(in thousands except per share data)(unaudited)

	Three Months Ended March 31,
	2019	2018
Interest income:
Interest and fees on loans	$3,689	$3,233
Interest and dividends on securities:
U.S. Treasuries	294	379
U.S. Government agencies	125	122
Mortgage-backed securities	822	550
Collateralized mortgage obligations	12
States and political subdivisions	460	439
Other investments	11	3
Interest on balances due from depository institutions	87	39

Total interest income	5,500	4,765

Interest expense:
Deposits	802	476
Borrowings from Federal Home Loan Bank	78	20

Total interest expense	880	496

Net interest income	4,620	4,269
Provision for allowance for loan losses	54	35

Net interest income after provision for allowance for loan losses	$4,566	$4,234

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Income (continued)

(in thousands except per share data)(unaudited)

	Three Months Ended March 31,
	2019		2018
Non-interest income:
Trust department income and fees		$371		$433
Service charges on deposit accounts		882		911
Increase in cash surrender value of life insurance		105		107
Other income		108		111

Total non-interest income		1,466		1,562

Non-interest expense:
Salaries and employee benefits		2,734		2,829
Net occupancy		474		440
Equipment rentals, depreciation and maintenance		833		758
FDIC and state banking assessments		102		114
Data processing		347		327
ATM expense		169		138
Other real estate expense		50		120
Loss from other investments		60		39
Other expense		858		739

Total non-interest expense		5,627		5,504

Net income		$405		$292

Basic and diluted earnings per share		$.08		$.06

Dividends declared per share	$		$

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)(unaudited)

	Three Months Ended March 31,
	2019	2018
Net income	$405	$292
Other comprehensive income (loss):
Net unrealized gain (loss) on available for sale securities	3,346	(2,594)

Total other comprehensive income (loss)	3,346	(2,594)

Total comprehensive income (loss)	$3,751	$(2,302)

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands except share data)

					Accumulated
	Number of				Other
	Common	Common		Undivided	Comprehensive
	Shares	Stock	Surplus	Profits	Loss	Total
Balance, January 1, 2018	5,083,186	$5,083	$65,780	$21,563	$(2,927)	$89,499
Net income				292		292
Other comprehensive loss					(2,594)	(2,594)
Retirement of stock	(10,392)	(10)		(135)		(145)

Balance, March 31, 2018	5,072,794	$5,073	$65,780	$21,720	$(5,521)	$87,052

Balance, January 1, 2019	4,943,186	$4,943	$65,780	$20,324	$(4,113)	$86,934
Net income				405		405
Other comprehensive income					3,346	3,346

Balance, March 31, 2019	4,943,186	$4,943	$65,780	$20,729	$(767)	$90,685

Note: Balances as of January 1, 2018 and 2019 were audited.

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$405	$292
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	488	480
Provision for allowance for loan losses	54	35
Writedown of other real estate		17
Loss on sales of other real estate	20	4
Loss from other investments	60	39
Amortization of available for sale securities	50	113
Amortization of held to maturity securities	66	61
Change in accrued interest receivable	(349)	(194)
Increase in cash surrender value of life insurance	(105)	(107)
Change in other assets	(75)	(65)
Change in other liabilities	(333)	(483)

Net cash provided by operating activities	$281	$192

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(in thousands) (unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from investing activities:
Proceeds from maturities of available for sale securities	$8,104	$13,285
Purchases of available for sale securities	(4,817)	(10,723)
Proceeds from maturities and calls of held to maturity securities	520	220
Purchases of held to maturity securities	(620)
Purchases of Federal Home Loan Bank stock	(8)	(62)
Proceeds from sales of other real estate	419	120
Loans, net change	5,467	4,267
Acquisition of bank premises and equipment	(171)	(247)
Investment in cash surrender value of life insurance	(36)	(21)

Net cash provided by investing activities	8,858	6,839

Cash flows from financing activities:
Demand and savings deposits, net change	37,944	6,380
Time deposits, net change	9,887	2,986
Borrowings from Federal Home Loan Bank	223,250	161,400
Repayments to Federal Home Loan Bank	(258,324)	(171,414)
Retirement of common stock		(145)

Net cash provided by (used in) financing activities	12,757	(793)

Net increase in cash and cash equivalents	21,896	6,238
Cash and cash equivalents, beginning of period	17,191	25,281

Cash and cash equivalents, end of period	$39,087	$31,519

See Notes to Consolidated Financial Statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the three Months Ended March 31, 2019 and 2018

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

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the financial position of the Company and its subsidiaries as of March 31, 2019 and the results of their operations and their cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2018 Annual Report and Form 10-K.

The results of operations for the quarter ended March 31, 2019, are not necessarily indicative of the results to be expected for the full year.

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

Summary of Significant Accounting Policies - The accounting and reporting policies of the Company conform to GAAP and general practices within the banking industry. There have been no material changes or developments in the application of principles or in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies as disclosed in our Form 10-K for the year ended December 31, 2018.

Accounting Standards Update 2016-13 (“ASU 2016-13”), Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, is intended to provide financial statement users with more decision-useful information related to expected credit losses on financial instruments and other commitments to extend credit by replacing the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates. ASU 2016-13 is effective for the Company for interim and annual periods beginning after December 15, 2019 and the Company intends to adopt ASU 2016-13 during the first quarter of 2020. The Company’s Current Expected Credit Loss (CECL) Committee continues to evaluate the impact this ASU will have on the Company’s financial position, results of operations and financial statement disclosures and determine the most appropriate method of implementing this ASU. Management will continue to evaluate the impact this ASU will have on the Company’s consolidated financial statements through its effective date.

2. Earnings Per Share:

Per share data is based on the weighted average shares of common stock outstanding of 4,943,186 and 5,080,514 for the three months ended March 31, 2019 and 2018, respectively.

3. Statements of Cash Flows:

The Company has defined cash and cash equivalents as cash and due from banks. The Company paid $852,975 and $489,389 for the three months ended March 31, 2019 and 2018, respectively, for interest on deposits and borrowings. No income tax payments were made during the three months ended March 31, 2019 and 2018. Loans transferred to other real estate amounted to $369,054 and $753,674 during the three months ended March 31, 2019 and 2018, respectively.

4. Investments:

The amortized cost and fair value of securities at March 31, 2019 and December 31, 2018, are as follows (in thousands):

March 31, 2019	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses	Fair Value
Available for sale securities:
U.S. Treasuries	$85,878		$4	$(1,554)	$84,328
U.S. Government agencies	12,492		34	(109)	12,417
Mortgage-backed securities	109,218		866	(701)	109,383
Collateralized mortgage obligations	4,821		88		4,909
States and political subdivisions	10,998		84		11,082

Total available for sale securities	$223,407		$1,076	$(2,364)	$222,119

Held to maturity securities:
U.S. Government agencies	$8,185	$		$(162)	$8,023
States and political subdivisions	46,447		325	(283)	46,489

Total held to maturity securities	$54,632		$325	$(445)	$54,512

December 31, 2018	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses	Fair Value
Available for sale securities:
U.S. Treasuries	$85,866	$		$(2,443)	$83,423
U.S. Government agencies	17,492		14	(259)	17,247
Mortgage-backed securities	112,391		231	(2,278)	110,344
States and political subdivisions	10,994		102		11,096

Total available for sale securities	$226,743		$347	$(4,980)	$222,110

Held to maturity securities:
U.S. Government agencies	$8,185	$		$(371)	$7,814
States and political subdivisions	46,413		89	(857)	45,645

Total held to maturity securities	$54,598		$89	$(1,228)	$53,459

The amortized cost and fair value of debt securities at March 31, 2019 (in thousands), by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale securities:
Due in one year or less	$24,248	$24,136
Due after one year through five years	77,215	75,969
Due after five years through ten years	9,892	9,752
Due after ten years	2,834	2,879
Mortgage-backed securities	109,218	109,383

Totals	$223,407	$222,119

Held to maturity securities:
Due in one year or less	$2,496	$2,498
Due after one year through five years	19,493	19,461
Due after five years through ten years	18,319	18,306
Due after ten years	14,324	14,247

Totals	$54,632	$54,512

Available for sale and held to maturity securities with gross unrealized losses at March 31, 2019 and December 31, 2018, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows (in thousands):

	Less Than Twelve Months			Over Twelve Months		Total
			Gross		Gross		Gross
			Unrealized		Unrealized		Unrealized
	Fair Value		Losses	Fair Value	Losses	Fair Value	Losses
March 31, 2019:
U.S. Treasuries	$		$	$83,324	$1,554	$83,324	$1,554
U.S. Government agencies				17,906	271	17,906	271
Mortgage-backed securities				57,263	701	57,263	701
States and political subdivisions		269	1	17,376	282	17,645	283

TOTAL		$269	$1	$175,869	$2,808	$176,138	$2,809

December 31, 2018:
U.S. Treasuries		$999	$1	$82,424	$2,442	$83,423	$2,443
U.S. Government agencies		4,939	61	17,608	569	22,547	630
Mortgage-backed securities		24,834	293	55,649	1,985	80,483	2,278
States and political subdivisions		8,470	122	19,678	735	28,148	857

TOTAL		$39,242	$477	$175,359	$5,731	$214,601	$6,208

At March 31, 2019, 17 of the 18 securities issued by the U.S. Treasury, 4 of the 5 securities issued by U.S. Government agencies, 43 of the 145 securities issued by states and political subdivisions and 24 of the 45 mortgage-backed securities contained unrealized losses.

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

There were no sales or calls of available for sale debt securities during the three months ended March 31, 2019 and 2018.

Securities with a fair value of $236,946,244 and $206,017,056 at March 31, 2019 and December 31, 2018, respectively, were pledged to secure public deposits, federal funds purchased and other balances required by law.

5. Loans:

The composition of the loan portfolio at March 31, 2019 and December 31, 2018, is as follows (in thousands):

	March 31, 2019	December 31, 2018
Gaming	$24,375	$25,767
Hotel/Motel	45,402	44,112
Real estate, construction	27,209	31,597
Real estate, mortgage	136,438	137,437
Commercial and industrial	27,708	27,505
Other	6,360	6,928

Total	$267,492	$273,346

The age analysis of the loan portfolio, segregated by class of loans, as of March 31, 2019 and December 31, 2018, is as follows (in thousands):

											Loans Past
											Due Greater
	Number of Days Past Due										Than 90
					Greater		Total			Total	Days &
	30 - 59		60 - 89		Than 90		Past Due		Current	Loans	Still Accruing
March 31, 2019:
Gaming	$		$		$		$		$24,375	$24,375	$
Hotel/Motel									45,402	45,402
Real estate, construction		1,022		8		711		1,741	25,468	27,209
Real estate, mortgage		3,091		516		535		4,142	132,296	136,438
Commercial and industrial		59		27		1,145		1,231	26,477	27,708
Other		93		23				116	6,244	6,360

Total		$4,265		$574		$2,391		$7,230	$260,262	$267,492	$

December 31, 2018:
Gaming	$		$		$		$		$25,767	$25,767	$
Hotel/Motel									44,112	44,112
Real estate, construction		1,987		340		860		3,187	28,410	31,597
Real estate, mortgage		2,866		7,129		1,730		11,725	125,712	137,437
Commercial and industrial		9		110		1,661		1,780	25,725	27,505
Other		107		3				110	6,818	6,928

Total		$4,969		$7,582		$4,251		$16,802	$256,544	$273,346	$

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

An analysis of the loan portfolio by loan grade, segregated by class of loans, as of March 31, 2019 and December 31, 2018, is as follows (in thousands):

	Loans With A Grade Of:
	A, B or C	S		D	E		F	Total
March 31, 2019:
Gaming	$19,690	$		$4,685	$		$	$24,375
Hotel/Motel	45,402							45,402
Real estate, construction	25,714			229		1,266		27,209
Real estate, mortgage	104,928		15,422	12,538		3,550		136,438
Commercial and industrial	17,279		8,807	162		1,460		27,708
Other	6,344			13		3		6,360

Total	$219,357		$24,229	$17,627		$6,279	$	$267,492
December 31, 2018:
Gaming	$21,080	$		$4,687	$		$	$25,767
Hotel/Motel	44,112							44,112
Real estate, construction	29,930			217		1,450		31,597
Real estate, mortgage	108,885		10,430	12,992		5,130		137,437
Commercial and industrial	25,335			218		1,952		27,505
Other	6,904			20		4		6,928

Total	$236,246		$10,430	$18,134		$8,536	$	$273,346

A loan may be impaired but not on nonaccrual status when the loan is well secured and in the process of collection.    Total loans on nonaccrual as of March 31, 2019 and December 31, 2018, are as follows (in thousands):

	March 31, 2019	December 31, 2018
Real estate, construction	$1,266	$1,439
Real estate, mortgage	3,464	4,954
Commercial and industrial	1,369	1,855
Other	3	2

Total	$6,102	$8,250

Prior to 2018, certain loans were modified by granting interest rate concessions to these customers with such loans being classified as troubled debt restructurings. During 2018 and 2019, the Company did not restructure any additional loans. Specific reserves of $65,571 and $69,000 were allocated to troubled debt restructurings as of March 31, 2019 and December 31, 2018, respectively. The Bank had no commitments to lend additional amounts to customers with outstanding loans classified as troubled debt restructurings as of March 31, 2019 and December 31, 2018.

Impaired loans, which include loans classified as nonaccrual and troubled debt restructurings, segregated by class of loans, as of March 31, 2019 and December 31, 2018, are as follows (in thousands):

	Unpaid Principal Balance	Recorded Investment	Related Allowance		Average Recorded Investment	Interest Income Recognized
March 31, 2019:
With no related allowance recorded:
Real estate, construction	$1,004	$617	$		$617	$
Real estate, mortgage	3,808	3,808			3,833		7
Commercial and industrial	1,597	1,369			1,417
Other	2	2			2

Total	6,411	5,796			5,869		7

With a related allowance recorded:
Real estate, construction	736	649		255	651
Real estate, mortgage	736	736		136	704		7
Other	1	1		1	1

Total	1,473	1,386		392	1,356		7

Total by class of loans:
Real estate, construction	1,740	1,266		255	1,268
Real estate, mortgage	4,544	4,544		136	4,537		14
Commercial and industrial	1,597	1,369			1,417
Other	3	3		1	3

Total	$7,884	$7,182		$392	$7,225		$14

	Unpaid Principal Balance	Recorded Investment	Related Allowance		Average Recorded Investment	Interest Income Recognized
December 31, 2018:
With no related allowance recorded:
Real estate, construction	$1,171	$784	$		$785	$
Real estate, mortgage	5,508	5,474			5,826		29
Commercial and industrial	2,083	1,855			2,204
Other	2	2			3

Total	8,764	8,115			8,818		29

With a related allowance recorded:
Real estate, construction	742	655		283	633
Real estate, mortgage	574	574		101	589		25

Total	1,316	1,229		384	1,222		25

Total by class of loans:
Real estate, construction	1,913	1,439		283	1,418
Real estate, mortgage	6,082	6,048		101	6,415		54
Commercial and industrial	2,083	1,855			2,204
Other	2	2			3

Total	$10,080	$9,344		$384	$10,040		$54

6. Allowance for Loan Losses:

Transactions in the allowance for loan losses for the three months ended March 31, 2019 and 2018, and the balances of loans, individually and collectively evaluated for impairment, as of March 31, 2019 and 2018, are as follows (in thousands):

	Gaming		Hotel/Motel		Real Estate, Construction	Real Estate, Mortgage	Commercial and Industrial	Other	Total
For the Quarter Ended March 31, 2019:
Allowance for Loan Losses:
Beginning Balance		$416		$1,443	$429	$2,443	$476	$133	$5,340
Charge-offs								(76)	(76)
Recoveries					2	2	14	40	58
Provision		(17)		174	(30)	(85)	(10)	22	54

Ending Balance		$399		$1,617	$401	$2,360	$480	$119	$5,376

Allowance for loan losses, March 31, 2019:
Ending balance: individually evaluated for impairment	$		$		$255	$345	$108	$2	$710

Ending balance: collectively evaluated for impairment		$399		$1,617	$146	$2,015	$372	$117	$4,666

Total Loans, March 31, 2019:
Ending balance: individually evaluated for impairment		$4,685	$		$1,495	$16,088	$1,622	$16	$23,906

Ending balance: collectively evaluated for impairment		$19,690		$45,402	$25,714	$120,350	$26,086	$6,344	$243,586

	Gaming		Hotel/Motel		Real Estate, Construction	Real Estate, Mortgage	Commercial and Industrial	Other	Total
For the Quarter Ended March 31, 2018:
Allowance for Loan Losses:
Beginning Balance		$536		$936	$242	$3,369	$892	$178	$6,153
Charge-offs						(14)	(44)	(94)	(152)
Recoveries						118	13	45	176
Provision		(98)		246	(12)	(70)	(63)	32	35

Ending Balance		$438		$1,182	$230	$3,403	$798	$161	$6,212

Allowance for loan losses, March 31, 2018:
Ending balance: individually evaluated for impairment	$		$		$138	$1,080	$560	$3	$1,781

Ending balance: collectively evaluated for impairment		$438		$1,182	$92	$2,323	$238	$158	$4,431

Total Loans, March 31, 2018:
Ending balance: individually evaluated for impairment	$		$		$1,655	$23,656	$2,913	$12	$28,236

Ending balance: collectively evaluated for impairment		$24,475		$38,247	$26,662	$130,553	$21,025	$6,254	$247,216

7. Deposits:

Time deposits of $250,000 or more totaled approximately $43,011,000 and $32,137,000 at March 31, 2019 and December 31, 2018, respectively.

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

Other Real Estate

In the course of lending operations, Management may determine that it is necessary to foreclose on the related collateral. Other real estate acquired through foreclosure is carried at fair value, less estimated costs to sell. The fair value of the collateral is based on appraisals performed by third-party valuation specialists. Factors including the assumptions and techniques utilized by the appraiser are considered by Management. If the current appraisal is more than one year old and/or the loan balance is more than $200,000, a new appraisal is obtained. Otherwise, the Bank uses a third-party desktop appraisal service to determine the fair value of the collateral, based on comparable sales, market conditions, Management’s plans for disposition and other estimates of fair value obtained from principally independent sources, adjusted for estimated selling costs. Other real estate is a non-recurring Level 3 asset.

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

The balances of available for sale securities, which are the only assets measured at fair value on a recurring basis, by level within the fair value hierarchy and by investment type, as of March 31, 2019 and December 31, 2018 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
March 31, 2019:
U.S. Treasuries	$84,328	$	$84,328	$
U.S. Government agencies	12,417		12,417
Mortgage-backed securities	109,383		109,383
Collateralized mortgage obligations	4,909		4,909
States and political subdivisions	11,082		11,082

Total	$222,119	$	$222,119	$

December 31, 2018:
U.S. Treasuries	$83,423	$	$83,423	$
U.S. Government agencies	17,247		17,247
Mortgage-backed securities	110,344		110,344
States and political subdivisions	11,096		11,096

Total	$222,110	$	$222,110	$

Impaired loans, which are measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of March 31, 2019 and December 31, 2018 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
March 31, 2019	$2,932	$	$	$2,932
December 31, 2018	3,311			3,311

Other real estate, which is measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of March 31, 2019 and December 31, 2018 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
March 31, 2019	$8,873	$	$	$8,873
December 31, 2018	8,943			8,943

The following table presents a summary of changes in the fair value of other real estate which is measured using level 3 inputs (in thousands):

	For the Three	For the Year
	Months Ended	Ended
	March 31, 2019	December 31, 2018
Balance, beginning of period	$8,943	$8,232
Loans transferred to ORE	369	4,707
Sales	(439)	(3,232)
Writedowns		(764)

Balance, end of period	$8,873	$8,943

The carrying value and estimated fair value of financial instruments, by level within the fair value hierarchy, at March 31, 2019 and December 31, 2018, are as follows (in thousands):

	Carrying	Fair Value Measurements Using
	Amount	Level 1	Level 2		Level 3		Total
March 31, 2019:
Financial Assets:
Cash and due from banks	$39,087	$39,087	$		$		$39,087
Available for sale securities	222,119			222,119			222,119
Held to maturity securities	54,632			54,512			54,512
Other investments	2,751	2,751					2,751
Federal Home Loan Bank stock	2,077			2,077			2,077
Loans, net	262,116					254,111	254,111
Other real estate	8,873					8,873	8,873
Cash surrender value of life insurance	18,982			18,982			18,982
Financial Liabilities:
Deposits:
Non-interest bearing	130,184	130,184					130,184
Interest bearing	391,153					391,727	391,727
Borrowings from Federal Home Loan
Bank	1,068			1,245			1,245

December 31, 2018:
Financial Assets:
Cash and due from banks	$17,191	$17,191	$		$		$17,191
Available for sale securities	222,110			222,110			222,110
Held to maturity securities	54,598			53,459			53,459
Other investments	2,811	2,811					2,811
Federal Home Loan Bank stock	2,069			2,069			2,069
Loans, net	268,006					260,560	260,560
Other real estate	8,943					8,943	8,943
Cash surrender value of life insurance	18,841			18,841			18,841
Financial Liabilities:
Deposits:
Non-interest bearing	114,512	114,512					114,512
Interest bearing	358,994					359,386	359,386
Borrowings from Federal Home Loan
Bank	36,142			36,211			36,211

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

The following presents Management’s discussion and analysis of the consolidated financial condition and results of operations of Peoples Financial Corporation and Subsidiaries. These comments should be considered in combination with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in this report on Form 10-Q and the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Management’s Discussion and Analysis included in the Company’s Form 10-K for the year ended December 31, 2018.

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

New Accounting Pronouncements

The Company is in the process of determining the effect of Accounting Standards Update 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which will be effective for the Company on January 1, 2020, on its financial position, results of operations or cash flows. Further disclosure relating to these efforts in included in Note A.

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

GAAP Reconciliation and Explanation

This Form 10-Q contains non-GAAP financial measures determined by methods other than in accordance with GAAP. Such non-GAAP financial measures include taxable equivalent interest income and taxable equivalent net interest income. Management uses these non-GAAP financial measures because it believes they are useful for evaluating our operations and performance over periods of time, as well as in managing and evaluating our business and in discussions about our operations and performance. Management believes these non-GAAP financial measures provide users of our financial information with a meaningful measure for assessing our financial results, as well as comparison to financial results for prior periods. These non-GAAP financial measures should not be considered as a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled financial measures used by other companies. A reconciliation of these operating performance measures to GAAP performance measures for the three months ended March 31, 2019 and 2018 is included in the table on the following page.

RECONCILIATION OF NON-GAAP PERFORMANCE MEASURES (In thousands)

For the Three Months Ended March 31,	2019	2018
Interest income reconciliation:
Interest income - taxable equivalent	$5,559	$4,828
Taxable equivalent adjustment	(59)	(63)

Interest income (GAAP)	$5,500	$4,765

Net interest income reconciliation:
Net interest income - taxable equivalent	$4,679	$4,332
Taxable equivalent adjustment	(59)	(63)

Net interest income (GAAP)	$4,620	$4,269

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

The Company reported net income of $405,000 for the first quarter of 2019 compared with net income of $292,000 for the first quarter of 2018. Results in 2019 included the increase in net interest income which was partially offset by a decrease in non-interest income and increase in non-interest expense as compared with 2018.

Managing the net interest margin is a key component of the Company’s earnings strategy. Interest income increased as interest and fees on loans increased $456,000 and interest income on mortgage-backed securities increased $272,000 as compared with 2018. This increase was partially offset by the increase in interest expense of $384,000.

Monitoring asset quality, estimating potential losses in our loan portfolio and addressing non-performing loans continue to be a major focus of the Company. A provision for the allowance for loan losses of $54,000 was recorded in 2019 as compared with $35,000 in 2018. The Company is working diligently to address and reduce its non-performing assets. The Company’s nonaccrual loans totaled $6,102,000 and $8,250,000 at March 31, 2019 and December 31, 2018, respectively. Most of these loans are collateral-dependent, and the Company has rigorously evaluated the value of its collateral to determine potential losses.

Non-interest income decreased $96,000 for the three months ended March 31, 2019 as compared with 2018 results. Trust department income and fees decreased $62,000 for 2019 and service charges on deposit accounts decreased $29,000 as compared with 2018.

Non-interest expense increased $123,000 for the three months ended March 31, 2019 as compared with 2018 results. This increase for the three months ended March 31, 2019 was primarily the result of the decrease in salaries and employee benefits of $95,000 and other real estate expense of $70,000, while equipment rentals, depreciation and maintenance expenses increased $75,000 and other expense increased $119,000 in 2019 as compared with 2018.

Total assets at March 31, 2019 increased $16,175,000 as compared with December 31, 2018. Total deposits increased $47,831,000 as governmental entities’ balances increased due to tax collections. This increase in funds resulted in the decrease in borrowings from the Federal Home Loan Bank of $35,074,000 and the increase in cash and due from banks of $21,896,000.

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

The Company’s average interest earning assets decreased approximately $18,448,000, or 3%, from approximately $584,972,000 for the first quarter of 2018 to approximately $566,524,000 for the first quarter of 2019. The Company’s average balance sheet decreased primarily as average loans decreased approximately $8,170,000 and average taxable available for sale securities decreased approximately $18,611,000 while balances due from financial institutions increased $7,811,000 for the first quarter of 2019 as compared with the first quarter of 2018. Average loans decreased as principal payments, maturities, charge-offs and foreclosures relating to existing loans outpaced new loans. Average taxable available for sale securities decreased as average deposits decreased for the same time periods. Average balances due from financial institutions increased as the Company manages its liquidity position.

The average yield on interest-earning assets increased from 3.30% for the first quarter of 2018 to 3.92% for the first quarter of 2019. This increase is primarily the result of the yield on average loans increasing as a result of the increase in prime rate in 2018 as well the recovery of $135,000 in interest income on a previously non-performing loan.

Average interest-bearing liabilities decreased approximately $17,223,000, or 4%, from approximately $428,776,000 for the first quarter of 2018 to approximately $411,553,000 for the first quarter of 2019. Average savings and interest bearing DDA decreased $26,366,000 primarily as several large customers reallocated their funds to other institutions.

The average rate paid on interest bearing liabilities for the first quarter of 2018 was .46% as compared with ..86% for the first quarter of 2019. This increase is primarily due to increases in rates by the Federal Reserve Bank in 2018.

The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 2.96% for the quarter ended March 31, 2018 and 3.30% for the quarter ended March 31, 2019.

The tables on the following pages analyze the changes in tax-equivalent net interest income for the quarters ended March 31, 2019 and 2018.

Analysis of Average Balances, Interest Earned/Paid and Yield (In Thousands)

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate
Loans (2)(3)	$269,872	$3,689	5.47%	$278,042	$3,233	4.65%
Balances due from financial institutions	18,589	87	1.87%	10,778	38	1.41%
HTM:
Taxable	37,078	271	2.92%	32,517	232	2.85%
Non taxable (1)	17,496	157	3.59%	18,547	146	3.15%
AFS:
Taxable	210,320	1,211	2.30%	228,931	1,011	1.77%
Non taxable (1)	11,092	133	4.80%	14,302	165	4.61%
Other	2,077	11	2.12%	1,855	3	0.65%

Total	$566,524	$5,559	3.92%	$584,972	$4,828	3.30%

Savings & interest-bearing DDA	$314,018	$491	0.63%	$340,384	$282	0.33%
Time deposits	86,968	311	1.43%	83,909	189	0.90%
Federal funds purchased				769	5	2.60%
Borrowings from FHLB	10,557	78	2.96%	3,714	20	2.15%

Total	$411,543	$880	0.86%	$428,776	$496	0.46%

Net tax-equivalent spread			3.07%			2.84%

Net tax-equivalent margin on earning assets			3.30%			2.96%

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 21% in 2019 and 2018. See disclosure of Non-GAAP financial measures on pages 30 and 31.
(2)	Loan fees of $73 and $122 for 2019 and 2018, respectively, are included in these figures.
(3)	Includes nonaccrual loans.

Analysis of Changes in Interest Income and Interest Expense

(In Thousands)

	For the Three Months Ended
	March 31, 2019 compared with March 31, 2018
	Volume	Rate	Rate/Volume	Total
Interest earned on:
Loans	$(95)	$568	$(17)	$456
Balances due from finanicial institutions	28	12	9	49
Held to maturity securities:
Taxable	32	6	1	39
Non taxable	(8)	20	(1)	11
Available for sale securities:
Taxable	(82)	307	(25)	200
Non taxable	(37)	6	(1)	(32)
Other		7	1	8

Total	$(162)	$926	$(33)	$731

Interest paid on:
Savings & interest-bearing DDA	$(22)	$250	$(19)	$209
Time deposits	7	111	4	122
Federal funds purchased	(5)			(5)
Borrowings from FHLB	37	8	13	58

Total	$17	$369	$(2)	$384

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

The Company’s analysis includes evaluating the current values of collateral securing all nonaccrual loans. Even though nonaccrual loans were $6,102,000 and $8,250,000 at March 31, 2019 and December 31, 2018, respectively, specific reserves of only $326,000 and $315,000, respectively, have been allocated to these loans as collateral values appear sufficient to cover loan losses or the loan balances have been charged down to their realizable value.

The Company’s on-going, systematic evaluation resulted in the Company recording a provision for loan losses of $54,000 and $35,000 for the first quarters of 2019 and 2018, respectively. The allowance for loan losses as a percentage of loans was 2.01% and 1.95% at March 31, 2019 and December 31, 2018, respectively. The Company believes that its allowance for loan losses is appropriate as of March 31, 2019.

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

Non-interest income

Non-interest income decreased $96,000 for the first quarter of 2019 as compared with the first quarter of 2018 primarily as Trust department income and fees decreased $62,000 and service charges on deposit accounts decreased $29,000.

Trust income decreased due to the decrease in account relationships in 2019.

Service charges on deposits decreased primarily as NSF fees on personal accounts decreased.

Non-interest expense

Total non-interest expense increased $123,000 for the first quarter of 2019 as compared with the first quarter of 2018. Salaries and employee benefits decreased $95,000 and other real estate expenses decreased $70,000 while equipment rentals, depreciation and maintenance increased $75,000, the loss from other investments increased $21,000 and other expenses increased $119,000 for the first quarter of 2019 as compared with the first quarter of 2018.

Salaries decreased as a result of attrition.

Equipment rentals, depreciation and maintenance increased as a result of the Company’s upgrade of its data processing.

Other real estate expense decreased as maintenance and repairs on ORE have decreased in the current year.

The loss from other investments relates to income or loss from operations of an investment in a low-income housing partnership. In 2019, occupancy rates have decreased, which resulted in a larger loss.

Other expense primarily increased in 2019 as the Company engaged consultants to assist with several projects relating to operations and strategic planning in the current year.

FINANCIAL CONDITION

Cash and due from banks increased $21,896,000 at March 31, 2019, compared with December 31, 2018 in the management of the bank subsidiary’s liquidity position.

Loans decreased $5,854,000 at March 31, 2019 as compared with December 31, 2018 as principal payments, maturities, charge-offs and foreclosures on existing loans exceeded new loans.

Total deposits increased $47,831,000 at March 31, 2019, as compared with December 31, 2018. Typically, significant increases or decreases in total deposits and/or significant fluctuations among the different types of deposits from quarter to quarter are anticipated by Management as customers in the casino industry and county and municipal entities reallocate their resources periodically. Deposits from county and municipal entities increased significantly during the first quarter of each year based on property tax collections.

Borrowings from the Federal Home Loan Bank decreased $35,074,000 at March 31, 2019 compared with December 31, 2018 as the Company utilized funds from increased deposits to reduce borrowings.

SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY

Strength, security and stability have been the hallmark of the Company since its founding in 1985 and of its bank subsidiary since its founding in 1896. A strong capital foundation is fundamental to the continuing prosperity of the Company and the security of its customers and shareholders.

As of March 31, 2019, the most recent notification from the Federal Deposit Insurance Corporation categorized the bank subsidiary as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the bank subsidiary must have a Total risk-based capital ratio of 10.00% or greater, a Common Equity Tier 1 Capital ratio of 6.50% or greater, a Tier 1 risk-based capital ratio of 8.00% or greater and a Leverage capital ratio of 5.00% or greater. As of January 1, 2019, the Company must have a capital conservation buffer above these requirements of 2.50%. There are no conditions or events since that notification that Management believes have changed the bank subsidiary’s category.

The Company’s actual capital amounts and ratios and required minimum capital amounts and ratios as of March 31, 2019 and December 31, 2018, are as follows (in thousands):

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
March 31, 2019:
Total Capital (to Risk Weighted Assets)	$95,943	25.88%	$29,664	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	91,299	24.62%	16,686	4.50%
Tier 1 Capital (to Risk Weighted Assets)	91,299	24.62%	22,248	6.00%
Tier 1 Capital (to Average Assets)	91,299	14.61%	24,995	4.00%
December 31, 2018:
Total Capital (to Risk Weighted Assets)	$95,627	25.30%	$30,240	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	90,894	24.05%	17,010	4.50%
Tier 1 Capital (to Risk Weighted Assets)	90,894	24.05%	22,680	6.00%
Tier 1 Capital (to Average Assets)	90,894	14.35%	25,344	4.00%

The actual capital amounts and ratios and required minimum capital amounts and ratios for the Bank as of March 31, 2019 and December 31, 2018, are as follows (in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2019:
Total Capital (to Risk Weighted Assets)	$92,872	25.19%	$29,500	8.00%	$36,875	10.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	88,254	23.93%	16,594	4.50%	23,969	6.50%
Tier 1 Capital (to Risk Weighted Assets)	88,254	23.93%	22,125	6.00%	29,500	8.00%
Tier 1 Capital (to Average Assets)	88,254	13.85%	25,480	4.00%	31,850	5.00%
December 31, 2018:
Total Capital (to Risk Weighted Assets)	$92,485	24.61%	$30,062	8.00%	$37,577	10.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	87,780	23.36%	16,910	4.50%	24,425	6.50%
Tier 1 Capital (to Risk Weighted Assets)	87,780	22.36%	22,546	6.00%	30,062	8.00%
Tier 1 Capital (to Average Assets)	87,780	14.11%	24,884	4.00%	31,105	5.00%

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

Item 4: Controls and Procedures

As of March 31, 2019, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the period ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

The Bank is involved in various legal matters and claims which are being defended and handled in the ordinary course of business. None of these matters is expected, in the opinion of Management, to have a material adverse effect upon the financial position or results of operations of the Company.

Item 5: Other Information

None.

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 31.1:	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

Exhibit 31.2:	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

Exhibit 32.1:	Certification of Chief Executive Officer Pursuant to 18 U.S.C. ss. 1350

Exhibit 32.2:	Certification of Chief Financial Officer Pursuant to 18 U.S.C. ss. 1350

Exhibit 101	The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Condition at March 31, 2019 and December 31, 2018, (ii) Consolidated Statements of Income for the quarters ended March 31, 2019 and 2018, (iii) Consolidated Statements of Comprehensive Income for the quarters ended March 31, 2019 and 2018, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the quarters ended March 31, 2019 and 2018, (v) Consolidated Statements of Cash Flows for the quarters ended March 31, 2019 and 2018 and (vi) Notes to the Unaudited Consolidated Financial Statements for the quarters ended March 31, 2019 and 2018.

SIGNATURES

Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL CORPORATION
(Registrant)

Date:	May 13, 2019

By:	/s/ Chevis C. Swetman
Chevis C. Swetman
Chairman, President and Chief Executive Officer
(principal executive officer)

Date:	May 13, 2019

By:	/s/ Lauri A. Wood
Lauri A. Wood
Chief Financial Officer and Controller
(principal financial and accounting officer)