Form 10-Q
period 2019-06-30
PEOPLES FINANCIAL CORP /MS/
filed 2019-08-13
CIK 770460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2019

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	001-12103

PEOPLES FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Mississippi	64-0709834
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Lameuse and Howard Avenues, Biloxi, Mississippi	39533
(Address of principal executive offices)	(Zip Code)

(228) 435-5511

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) Yes X   No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer” , “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ___	Accelerated filer Smaller reporting company X
Non-accelerated filer ____	Emerging growth company ___

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes _____  No X

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	PFBX	None

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date. Peoples Financial Corporation has only one class of common stock authorized. At July 31, 2019, there were 15,000,000 shares of $1 par value common stock authorized, with 4,943,186 shares issued and outstanding.

Part 1 – Financial Information

Item 1: Financial Statements

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition

(in thousands except share data)

	June 30, 2019	December 31, 2018
	(unaudited)	(audited)

Assets
Cash and due from banks	$34,054	$17,191
Available for sale securities	218,082	222,110
Held to maturity securities, fair value of $54,964 at June 30, 2019; $53,459 at December 31, 2018	54,254	54,598
Other investments	2,699	2,811
Federal Home Loan Bank Stock, at cost	2,103	2,069
Loans	266,097	273,346
Less: Allowance for loan losses	4,946	5,340
Loans, net	261,151	268,006
Bank premises and equipment, net of accumulated depreciation	18,240	18,879
Other real estate	9,012	8,943
Accrued interest receivable	1,937	1,956
Cash surrender value of life insurance	19,123	18,841
Other assets	1,767	1,382
Total assets	$622,422	$616,786

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition (continued)

(in thousands except share data)

	June 30, 2019	December 31, 2018
	(unaudited)	(audited)
Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Demand, non-interest bearing	$123,571	$114,512
Savings and demand, interest bearing	281,954	278,772
Time, $100,000 or more	61,567	52,787
Other time deposits	26,543	27,435
Total deposits	493,635	473,506
Borrowings from Federal Home Loan Bank	16,052	36,142
Employee and director benefit plans liabilities	18,669	18,415
Other liabilities	1,197	1,789
Total liabilities	529,553	529,852
Shareholders' Equity:
Common stock, $1 par value, 15,000,000 shares authorized, 4,943,186 shares issued and outstanding at June 30, 2019 and December 31, 2018	4,943	4,943
Surplus	65,780	65,780
Undivided profits	20,351	20,324
Accumulated other comprehensive gain (loss)	1,795	(4,113)
Total shareholders' equity	92,869	86,934
Total liabilities and shareholders' equity	$622,422	$616,786

See notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Operations

(in thousands except per share data)(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest income:
Interest and fees on loans	$3,415	$3,230	$7,104	$6,463
Interest and dividends on securities:
U.S. Treasuries	295	368	589	747
U.S. Government agencies	117	114	242	236
Mortgage-backed securities	796	623	1,618	1,173
States and political subdivisions	436	440	896	879
Collateralized mortgage obligations	38		50
Other investments	29	7	40	10
Interest on balances due from depository institutions	104	60	191	99
Total interest income	5,230	4,842	10,730	9,607
Interest expense:
Deposits	810	536	1,612	1,007
Federal funds purchased		2		7
Borrowings from Federal Home Loan Bank	80	85	158	105
Total interest expense	890	623	1,770	1,119
Net interest income	4,340	4,219	8,960	8,488
Provision for allowance for loan losses	56	28	110	63
Net interest income after provision for allowance for loan losses	$4,284	$4,191	$8,850	$8,425

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Operations (continued)

(in thousands except per share data)(unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,
	2019		2018	2019	2018
Non-interest income:
Trust department income and fees		$415	$452	$786	$885
Service charges on deposit accounts		918	919	1,800	1,830
Increase in cash surrender value of life insurance		111	133	216	240
Other income		155	130	263	241
Total non-interest income		1,599	1,634	3,065	3,196
Non-interest expense:
Salaries and employee benefits		2,777	2,725	5,511	5,554
Net occupancy		542	450	1,016	890
Equipment rentals, depreciation and maintenance		839	841	1,672	1,599
FDIC and state banking assessments		88	97	190	211
Data processing		310	330	657	657
ATM expense		161	134	330	272
Other real estate expense		440	364	490	484
Loss from other investments		52	60	112	99
Other expense		1,002	761	1,860	1,500
Total non-interest expense		6,211	5,762	11,838	11,266
Income (loss) before income taxes		(328)	63	77	355
Income tax
Net income (loss)		$(328)	$63	$77	$355
Basic and diluted earnings (loss) per share	$	( .06)	$.01	$.02	$.07
Dividends declared per share		$.01	$.01	$.01	$.01

See notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net income (loss)	$(328)	$63	$77	$355
Other comprehensive income (loss):
Net unrealized gain (loss) on available for sale securities	2,562	(491)	5,908	(3,085)
Total other comprehensive income (loss)	2,562	(491)	5,908	(3,085)
Total comprehensive income (loss)	$2,234	$(428)	$5,985	$(2,730)

See notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands except share data)

					Accumulated
	Number of				Other
	Common	Common		Undivided	Comprehensive
	Shares	Stock	Surplus	Profits	Gain (Loss)	Total

Balance, January 1, 2018	5,083,186	$5,083	$65,780	$21,563	$(2,927)	$89,499
Net income				292		292
Other comprehensive loss					(2,594)	(2,594)
Retirement of stock	(10,392)	(10)		(135)		(145)
Balance, March 31, 2018	5,072,794	5,073	65,780	21,720	(5,521)	87,052
Net income				63		63
Other comprehensive loss					(491)	(491)
Dividends ($ .01 per share)				(51)		(51)
Retirement of stock	(35,075)	(35)		(452)		(487)
Balance, June 30, 2018	5,037,719	$5,038	$65,780	$21,280	$(6,012)	$86,086

Balance, January 1, 2019	4,943,186	$4,943	$65,780	$20,324	$(4,113)	$86,934
Net income				405		405
Other comprehensive gain					3,346	3,346
Balance, March 31, 2019	4,943,186	4,943	65,780	20,729	(767)	90,685
Net income				(328)		(328)
Other comprehensive gain					2,562	2,562
Dividends ($ .01 per share)				(50)		(50)
Balance, June 30, 2019	4,943,186	$4,943	$65,780	$20,351	$1,795	$92,869

Note: Balances as of January 1, 2018 and 2019 were audited.

See notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$77	$355
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	964	985
Provision for allowance for loan losses	110	63
Writedown of other real estate	442	257
(Gain) loss on sales of other real estate	(58)	5
Loss from other investments	112	99
Amortization of held to maturity securities	133	126
Amortization of available for sale securities	93	208
Change in accrued interest receivable	19	105
Increase in cash surrender value of life insurance	(216)	(240)
Change in other assets	(385)	(154)
Change in employee and director benefit plan liabilities and other liabilities	(338)	(395)
Net cash provided by operating activities	$953	$1,414

 Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(in thousands) (unaudited)

	Six Months Ended June 30,
	2019	2018

Cash flows from investing activities:
Proceeds from maturities, sales and calls of available for sale securities	$19,642	$26,989
Proceeds from maturities of held to maturity securities	1,740	435
Purchases of available for sale securities	(9,799)	(15,638)
Purchases of held to maturity securities	(1,529)	(2,155)
Purchases of Federal Home Loan Bank stock	(34)	(68)
Proceeds from sales of other real estate	1,205	1,468
Loans, net change	5,087	4,560
Acquisition of bank premises and equipment	(325)	(355)
Investment in cash surrender value of life insurance	(66)	(53)
Net cash provided by investing activities	15,921	15,183
Cash flows from financing activities:
Demand and savings deposits, net change	12,241	(8,011)
Time deposits, net change	7,888	1,704
Borrowings from Federal Home Loan Bank	649,550	629,900
Repayments to Federal Home Loan Bank	(669,640)	(628,928)
Cash dividends paid	(50)	(51)
Stock repurchase		(632)
Net cash used in financing activities	(11)	(6,018)
Net increase in cash and cash equivalents	16,863	10,579
Cash and cash equivalents, beginning of period	17,191	25,281
Cash and cash equivalents, end of period	$34,054	$35,860

See notes to consolidated financial statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2019 and 2018

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

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the financial position of the Company and its subsidiaries as of June 30, 2019 and the results of their operations and their cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2018 Annual Report and Form 10-K.

The results of operations for the quarter or six months ended June 30, 2019, are not necessarily indicative of the results to be expected for the full year.

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

In April 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2019-04 (“ASU 2019-04”), Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. ASU 2019-04 includes technical corrections relating to scope, held to maturity disclosures, measurement alternative and remeasurement of equity securities. The effective date is for fiscal years beginning after December 31, 2019, including interim periods within those fiscal years. The adoption of this ASU is not expected to have a material effect on the Company’s financial position, result of operations or cash flows.

ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, is intended to provide financial statement users with more decision-useful information related to expected credit losses on financial instruments and other commitments to extend credit by replacing the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates.   ASU 2016-13 is effective for the Company for interim and annual periods beginning after December 15, 2019 and the Company intends to adopt ASU 2016-13 during the first quarter of 2020.   The Company’s Current Expected Credit Loss (CECL) Committee continues to evaluate the impact this ASU will have on the Company’s financial position, results of operations and financial statement disclosures and determine the most appropriate method of implementing this ASU.  Management will continue to evaluate the impact this ASU will have on the Company’s consolidated financial statements through its effective date. In July, FASB issued a proposal to delay the effective date of ASU 2016-13 for certain entities, which might apply to the Company. The Company will monitor this development.

2. Earnings Per Share:

Per share data is based on the weighted average shares of common stock outstanding of 4,943,186 and 5,067,208 for the six months ended June 30, 2019 and 2018, respectively. Per share data is based on the weighted average shares of common stock outstanding of 4,943,186 and 5,054,047 for the quarters ended June 30, 2019 and 2018, respectively.

3. Statements of Cash Flows:

The Company has defined cash and cash equivalents as cash and due from banks. The Company paid $1,765,203 and $1,120,269 for the six months ended June 30, 2019 and 2018, respectively, for interest on deposits and borrowings. No income tax payments were made during the six months ended June 30, 2019 and 2018. Loans transferred to other real estate amounted to $1,658,274 and $3,385,724 during the six months ended June 30, 2019 and 2018, respectively.

4. Investments:

The amortized cost and fair value of securities at June 30, 2019 and December 31, 2018, are as follows (in thousands):

		Gross	Gross
		Unrealized	Unrealized
June 30, 2019	Amortized Cost	Gains	Losses	Fair Value
Available for sale securities:
Debt securities:
U.S. Treasuries	$80,889	$19	$(600)	$80,308
U.S. Government agencies	12,493	56	(26)	12,523
Mortgage-backed securities	110,224	1,627	(102)	111,749
Collateralized mortgage obligations	4,827	231		5,058
States and political subdivisions	8,375	69		8,444
Total available for sale securities	$216,808	$2,002	$(728)	$218,082
Held to maturity securities:
U.S. Government agencies	$8,185	$	$(3)	$8,182
States and political subdivisions	46,069	776	(63)	46,782
Total held to maturity securities	$54,254	$776	$(66)	$54,964

		Gross	Gross
		Unrealized	Unrealized
December 31, 2018	Amortized Cost	Gains	Losses	Fair Value
Available for sale securities:
Debt securities:
U.S. Treasuries	$85,866	$	$(2,443)	$83,423
U.S. Government agencies	17,492	14	(259)	17,247
Mortgage-backed securities	112,391	231	(2,278)	110,344
States and political subdivisions	10,994	102		11,096
Total available for sale securities	$226,743	$347	$(4,980)	$222,110
Held to maturity securities:
U.S. Government agencies	$8,185	$	$(371)	$7,814
States and political subdivisions	46,413	89	(857)	45,645
Total held to maturity securities	$54,598	$89	$(1,228)	$53,459

The amortized cost and fair value of debt securities at June 30, 2019 (in thousands), by contractual maturity, are shown on the following page. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale securities:
Due in one year or less	$31,850	$31,744
Due after one year through five years	62,000	61,642
Due after five years through ten years	9,900	10,050
Due after ten years	2,834	2,897
Mortgage-backed securities	110,224	111,749
Totals	$216,808	$218,082

Held to maturity securities:
Due in one year or less	$2,718	$2,728
Due after one year through five years	18,470	18,626
Due after five years through ten years	19,349	19,623
Due after ten years	13,717	13,987
Totals	$54,254	$54,964

Available for sale and held to maturity securities with gross unrealized losses at June 30, 2019 and December 31, 2018, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows (in thousands):

	Less Than Twelve Months			Over Twelve Months		Total
			Gross		Gross		Gross
			Unrealized		Unrealized		Unrealized
June 30, 2019:	Fair Value		Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasuries	$		$	$74,300	$600	$74,300	$600
U.S. Government agencies				9,963	29	9,963	29
Mortgage-backed securities				14,872	102	14,872	102
States and political subdivisions		384	1	5,854	62	6,238	63
TOTAL		$384	$1	$104,989	$793	$105,373	$794

December 31, 2018:
U.S. Treasuries		$999	$1	$82,424	$2,442	$83,423	$2,443
U.S. Government agencies		4,939	61	17,608	569	22,547	630
Mortgage-backed securities		24,834	293	55,649	1,985	80,483	2,278
States and political subdivisions		8,470	122	19,678	735	28,148	857
TOTAL		$39,242	$477	$175,359	$5,731	$214,601	$6,208

At June 30, 2019, 15 of 17 securities issued by the U.S. Treasury, 2 of the 5 securities issued by U.S. Government agencies, 20 of the 136 securities issued by states and political subdivisions and 7 of the 46 mortgage-backed securities contained unrealized losses.

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

There were no sales or calls of available for sale securities during the six months ended June 30, 2019 and 2018.

Securities with a fair value of $251,813,256 and $206,017,056 at June 30, 2019 and December 31, 2018, respectively, were pledged to secure public deposits, federal funds purchased and other balances required by law.

5. Loans:

The composition of the loan portfolio at June 30, 2019 and December 31, 2018, is as follows (in thousands):

	June 30, 2019	December 31, 2018

Gaming	$20,703	$25,767
Hotel/Motel	48,295	44,112
Real estate, construction	24,699	31,597
Real estate, mortgage	136,633	137,437
Commercial and industrial	28,205	27,505
Other	7,562	6,928
Total	$266,097	$273,346

The age analysis of the loan portfolio, segregated by class of loans, as of June 30, 2019 and December 31, 2018, is as follows (in thousands):

											Loans Past
											Due Greater
	Number of Days Past Due										Than 90
					Greater		Total			Total	Days &
		30 - 59		60 - 89	Than 90		Past Due		Current	Loans	Still Accruing
June 30, 2019:
Gaming	$		$		$		$		$20,703	$20,703	$
Hotel/Motel									48,295	48,295
Real estate, construction		1,358				46		1,404	23,295	24,699
Real estate, mortgage		3,245		958		4,904		9,107	127,526	136,633
Commercial and industrial		239		5		789		1,033	27,172	28,205
Other		64		4				68	7,494	7,562

Total		$4,906		$967		$5,739		$11,612	$254,485	$266,097	$
December 31, 2018:
Gaming	$		$		$		$		$25,767	$25,767	$
Hotel/Motel									44,112	44,112
Real estate, construction		1,987		340		860		3,187	28,410	31,597
Real estate, mortgage		2,866		7,129		1,730		11,725	125,712	137,437
Commercial and industrial		9		110		1,661		1,780	25,725	27,505
Other		107		3				110	6,818	6,928

Total		$4,969		$7,582		$4,251		$16,802	$256,544	$273,346	$

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

An analysis of the loan portfolio by loan grade, segregated by class of loans, as of June 30, 2019 and December 31, 2018, is as follows (in thousands):

	Loans With A Grade Of:
	A, B or C	S		D		E		F	Total
June 30, 2019:
Gaming	$20,703	$		$		$		$	$20,703
Hotel/Motel	48,295								48,295
Real estate, construction	23,911				208		580		24,699
Real estate, mortgage	106,992		15,027		5,973		8,641		136,633
Commercial and industrial	18,084		8,882		148		1,091		28,205
Other	7,548				12		2		7,562
Total	$225,533		$23,909		$6,341		$10,314	$	$266,097

December 31, 2018:
Gaming	$21,080	$			$4,687	$		$	$25,767
Hotel/Motel	44,112								44,112
Real estate, construction	29,930				217		1,450		31,597
Real estate, mortgage	108,885		10,430		12,992		5,130		137,437
Commercial and industrial	25,335				218		1,952		27,505
Other	6,904				20		4		6,928
Total	$236,246		$10,430		$18,134		$8,536	$	$273,346

A loan may be impaired but not on nonaccrual status when the loan is well secured and in the process of collection. Total loans on nonaccrual as of June 30, 2019 and December 31, 2018, are as follows (in thousands):

	June 30, 2019	December 31, 2018

Real estate, construction	$580	$1,439
Real estate, mortgage	8,554	4,954
Commercial and industrial	1,007	1,855
Other	2	2
Total	$10,143	$8,250

Prior to 2018, certain loans were modified by granting interest rate concessions to these customers with such loans being classified as troubled debt restructurings. During 2018 and 2019, the Company did not restructure any additional loans. Specific reserves of $63,106 and $69,000 were allocated to troubled debt restructurings as of June 30, 2019 and December 31, 2018, respectively. The Bank had no commitments to lend additional amounts to customers with outstanding loans classified as troubled debt restructurings as of June 30, 2019 and December 31, 2018.

Impaired loans, which include loans classified as nonaccrual and troubled debt restructurings, segregated by class of loans, as of June 30, 2019 and December 31, 2018, are as follows (in thousands):

	Unpaid Principal Balance	Recorded Investment	Related Allowance		Average Recorded Investment	Interest Income Recognized
June 30, 2019:
With no related allowance recorded:
Real estate, construction	$349	$349	$		$362	$
Real estate, mortgage	8,782	8,782			8,858		15
Commercial and industrial	1,189	962			1,120
Other	2	2			2

Total	10,322	10,095			10,342		15

With a related allowance recorded:
Real estate, construction	231	231		20	232
Real estate, mortgage	838	838		99	842		14
Commercial and industrial	45	45		4	40

Total	1,114	1,114		123	1,114		14

Total by class of loans:
Real estate, construction	580	580		20	594
Real estate, mortgage	9,620	9,620		99	9,700		29
Commercial and industrial	1,234	1,007		4	1,160
Other	2	2			2

Total	$11,436	$11,209		$123	$11,456		$29

	Unpaid Principal Balance	Recorded Investment	Related Allowance		Average Recorded Investment	Interest Income Recognized
December 31, 2018:
With no related allowance recorded:
Real estate, construction	$1,171	$784	$		$785	$
Real estate, mortgage	5,508	5,474			5,826		29
Commercial and industrial	2,083	1,855			2,204
Other	2	2			3

Total	8,764	8,115			8,818		29

With a related allowance recorded:
Real estate, construction	742	655		283	633
Real estate, mortgage	574	574		101	589		25

Total	1,316	1,229		384	1,222		25

Total by class of loans:
Real estate, construction	1,913	1,439		283	1,418
Real estate, mortgage	6,082	6,048		101	6,415		54
Commercial and industrial	2,083	1,855			2,204
Other	2	2			3

Total	$10,080	$9,344		$384	$10,040		$54

6. Allowance for Loan Losses:

Transactions in the allowance for loan losses for the quarters and six months ended June 30, 2019 and 2018, and the balances of loans, individually and collectively evaluated for impairment, as of June 30, 2019 and 2018, are as follows (in thousands):

	Gaming		Hotel/Motel		Real Estate, Construction	Real Estate, Mortgage	Commercial and Industrial	Other	Total
For the Six Months Ended June 30, 2019:
Allowance for Loan Losses:
Beginning balance		$416		$1,443	$429	$2,443	$476	$133	$5,340
Charge-offs					(403)	(46)		(139)	(588)
Recoveries					2	2	21	59	84
Provision		(127)		223	193	(175)	(57)	53	110
Ending Balance		$289		$1,666	$221	$2,224	$440	$106	$4,946

For the Quarter Ended June 30, 2019:
Allowance for Loan Losses:
Beginning Balance		$399		$1,617	$401	$2,360	$480	$119	$5,376
Charge-offs					(403)	(46)		(63)	(512)
Recoveries							7	19	26
Provision		(110)		49	223	(90)	(47)	31	56
Ending Balance		$289		$1,666	$221	$2,224	$440	$106	$4,946

Allowance for Loan Losses, June 30, 2019:
Ending balance: individually evaluated for impairment	$		$		$20	$254	$91	$4	$369
Ending balance: collectively evaluated for impairment		$289		$1,666	$201	$1,970	$349	$102	$4,577

Total Loans, June 30, 2019:
Ending balance: individually evaluated for impairment	$		$		$788	$14,614	$1,239	$14	$16,655
Ending balance: collectively evaluated for impairment		$20,703		$48,295	$23,911	$122,019	$26,966	$7,548	$249,442

	Gaming		Hotel/Motel		Real Estate, Construction	Real Estate, Mortgage	Commercial and Industrial	Other	Total
For the Six Months Ended June 30, 2018:
Allowance for Loan Losses:
Beginning balance		$536		$936	$242	$3,369	$892	$178	$6,153
Charge-offs						(429)	(369)	(156)	(954)
Recoveries					1	118	45	82	246
Provision		(83)		419	(44)	(218)	(65)	54	63
Ending Balance		$453		$1,355	$199	$2,840	$503	$158	$5,508

For the Quarter Ended June 30, 2018:
Allowance for Loan Losses:
Beginning Balance		$438		$1,182	$230	$3,403	$798	$161	$6,212
Charge-offs						(415)	(325)	(62)	(802)
Recoveries					1		32	37	70
Provision		15		173	(32)	(148)	(2)	22	28
Ending Balance		$453		$1,355	$199	$2,840	$503	$158	$5,508

Allowance for Loan Losses, June 30, 2018:
Ending balance: individually evaluated for impairment	$		$		$118	$681	$230	$2	$1,031
Ending balance: collectively evaluated for impairment		$453		$1,355	$81	$2,159	$273	$156	$4,477

Total Loans, June 30, 2018:
Ending balance: individually evaluated for impairment	$		$		$1,623	$20,405	$2,375	$14	$24,417
Ending balance: collectively evaluated for impairment		$25,399		$40,849	$35,943	$117,079	$21,749	$6,359	$247,378

7. Deposits:

Time deposits of $250,000 or more totaled approximately $42,438,000 and $32,137,000 at June 30, 2019 and December 31, 2018, respectively.

8. Shareholders’ Equity:

On April 24, 2019, the Company declared a dividend of $ .01 per share, which was payable on May 10, 2019 to shareholders of record as of May 6, 2019.

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

The balances of available for sale securities, which are the only assets measured at fair value on a recurring basis, by level within the fair value hierarchy and by investment type, as of June 30, 2019 and December 31, 2018 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
June 30, 2019:
U.S. Treasuries	$80,308	$	$80,308	$
U.S. Government agencies	12,523		12,523
Mortgage-backed securities	111,749		111,749
Collateralized mortgage obligations	5,058		5,058
States and political subdivisions	8,444		8,444
Total	$218,082	$	$218,082	$

December 31, 2018:
U.S. Treasuries	$83,423	$	$83,423	$
U.S. Government agencies	17,247		17,247
Mortgage-backed securities	110,344		110,344
States and political subdivisions	11,096		11,096
Total	$222,110	$	$222,110	$

Impaired loans, which are measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of June 30, 2019 and December 31, 2018 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
June 30, 2019	$2,057	$	$	$2,057
December 31, 2018	3,311			3,311

Other real estate, which is measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of June 30, 2019 and December 31, 2018 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
June 30, 2019	$9,012	$	$	$9,012
December 31, 2018	8,943			8,943

The following table presents a summary of changes in the fair value of other real estate which is measured using level 3 inputs (in thousands):

	For the Six	For the Year
	Months Ended	Ended
	June 30, 2019	December 31, 2018
Balance, beginning of period	$8,943	$8,232
Loans transferred to ORE	1,658	4,707
Sales	(1,147)	(3,232)
Writedowns	(442)	(764)
Balance, end of period	$9,012	$8,943

The carrying value and estimated fair value of financial instruments, by level within the fair value hierarchy, at June 30, 2019 and December 31, 2018, are as follows (in thousands):

	Carrying	Fair Value Measurements Using
	Amount	Level 1	Level 2		Level 3		Total
June 30, 2019:
Financial Assets:
Cash and due from banks	$34,054	$34,054	$		$		$34,054
Available for sale securities	218,082			218,082			218,082
Held to maturity securities	54,254			54,964			54,964
Other investments	2,699	2,699					2,699
Federal Home Loan Bank stock	2,103			2,103			2,103
Loans, net	261,151					254,365	254,365
Other real estate	9,012					9,012	9,012
Cash surrender value of life insurance	19,123			19,123			19,123
Financial Liabilities:
Deposits:
Non-interest bearing	123,571	123,571					123,571
Interest bearing	370,064					370,458	370,458
Borrowings from Federal Home Loan
Bank	16,052			16,325			16,325

	Carrying	Fair value Measurements Using
	Amount	Level 1	Level 2		Level 3		Total
December 31, 2018:
Financial Assets:
Cash and due from banks	$17,191	$17,191	$		$		$17,191
Available for sale securities	222,110			222,110			222,110
Held to maturity securities	54,598			53,459			53,459
Other investments	2,811	2,811					2,811
Federal Home Loan Bank stock	2,069			2,069			2,069
Loans, net	268,006					260,560	260,560
Other real estate	8,943					8,943	8,943
Cash surrender value of life insurance	18,841			18,841			18,841
Financial Liabilities:
Deposits:
Non-interest bearing	114,512	114,512					114,512
Interest bearing	358,994					359,386	359,386
Borrowings from Federal Home Loan
Bank	36,142			36,211			36,211

10. Reclassifications:

Certain reclassifications have been made to prior year statements to conform to current year presentations. The reclassifications had no effect on prior year net income.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued new accounting standards. The Notes to Unaudited Consolidated Financial Statements include disclosure of the standard which is applicable to the Company. The Company is in the process of determining the effect of ASU 2016-03, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which will be effective for the Company on January 1, 2020, on its financial position, results of operations or cash flows. Further disclosure relating to these efforts is included in Note 1.

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

GAAP Reconciliation and Explanation

This Form 10-Q contains non-GAAP financial measures determined by methods other than in accordance with GAAP. Such non-GAAP financial measures include taxable equivalent interest income and taxable equivalent net interest income. Management uses these non-GAAP financial measures because it believes they are useful for evaluating our operations and performance over periods of time, as well as in managing and evaluating our business and in discussions about our operations and performance. Management believes these non-GAAP financial measures provide users of our financial information with a meaningful measure for assessing our financial results, as well as comparison to financial results for prior periods. These non-GAAP financial measures should not be considered as a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled financial measures used by other companies. A reconciliation of these operating performance measures to GAAP performance measures for the three months and six months ended June 30, 2019 and 2018 is included in the table on the following page.

RECONCILIATION OF NON-GAAP PERFORMANCE MEASURES (In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Interest income reconciliation:
Interest income - taxable equivalent	$5,285	$4,908	$10,844	$9,736
Taxable equivalent adjustment	(55)	(66)	(114)	(129)

Interest income (GAAP)	$5,230	$4,842	$10,730	$9,607

Net interest income reconciliation:
Net interest income - taxable equivalent	$4,395	$4,285	$9,074	$8,617
Taxable equivalent adjustment	(55)	(66)	(114)	(129)

Net interest income (GAAP)	$4,340	$4,219	$8,960	$8,488

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

The Company recorded a net loss of $328,000 for the second quarter of 2019 compared with net income of $63,000 for the second quarter of 2018 and earned net income of $77,000 for the first two quarters of 2019 compared with net income of $355,000 for the first two quarters of 2018. Results in 2019 included an increase in net interest income which was partially or entirely offset by a decrease in non-interest income and an increase in non-interest expense as compared with 2018.

Managing the net interest margin is a key component of the Company’s earnings strategy. Net interest income for the second quarter of 2019 as compared with the second quarter of 2018 increased $121,000 and net interest income for the two quarters ended June 30, 2019 as compared with the two quarters ended June 30, 2018, increased $472,000. The increase in both periods is attributed to the increase in total interest income, particularly interest and fees on loans and interest on mortgage-backed securities, exceeding the increase in total interest expense.

Monitoring asset quality, estimating potential losses in our loan portfolio and addressing non-performing loans continue to be emphasized during these difficult economic times, as the local economy continues to negatively impact collateral values and borrowers’ ability to repay their loans. The provision for the allowance for loan losses was $56,000 and $110,000 for the second quarter and first two quarters of 2019, respectively, compared with $28,000 and $63,000, respectively, for the second quarter and first two quarters of 2018. The Company is working diligently to address and reduce its non-performing assets. The Company’s nonaccrual loans totaled $10,143,000 and $8,250,000 at June 30, 2019 and December 31, 2018, respectively. Most of these loans are collateral-dependent, and the Company has rigorously evaluated the value of its collateral to determine potential losses.

Non-interest income decreased $35,000 and $131,000 for the second quarter and first two quarters of 2019, respectively, as compared with 2018 results primarily as a result of the decrease in Trust Department income and fees.

Non-interest expense increased $449,000 and $572,000 for the second quarter and first two quarters of 2019, respectively, as compared with 2018 results. This increase for the second quarter of 2019 was primarily the result of an increase in net occupancy expense of $92,000 and an increase in other expense of $241,000 as compared with 2018. This increase for the first two quarters of 2019 was the result of increase in net occupancy expenses of $126,000 and other expense of $360,000 as compared with 2018.

Total assets at June 30, 2019 increased $5,636,000 as compared with December 31, 2018. Available for sale securities decreased $4,028,000 as maturities and unrealized losses on these securities exceeded investments. Total loans decreased $7,249,000 as principal payments, maturities, charge-offs and foreclosures relating to existing loans outpaced new loans. Total deposits increased $20,129,000 at June 30, 2019 as compared with December 31, 2018 as customers in the casino industry and county and municipal entities reallocate their resources periodically. These fluctuations resulted in the decrease in borrowings from the Federal Home Loan Bank of $20,090,000 and the increased in cash and due from banks of $16,863,000.

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

Quarter Ended June 30, 2019 as Compared with Quarter Ended June 30, 2018

The Company’s average interest-earning assets decreased approximately $20,560,000, or 4%, from approximately $576,208,000 for the second quarter of 2018 to approximately $555,648,000 for the second quarter of 2019. The Company’s average balance sheet decreased primarily as average loans decreased approximately $6,767,000 and average taxable available for sale securities decreased approximately $13,211,000. The Company’s average loans decreased as principal payments, maturities, charge-offs and foreclosures relating to existing loans outpaced new loans.

The average yield on earning assets increased by 39 basis points, from 3.41% for the second quarter of 2018 to 3.80% for the second quarter of 2019.   The yield on average loans increased from 4.73% for the second quarter of 2018 to 5.12% for the second quarter of 2019 primarily as a result of the effect of the increase in prime rate during 2018 on the Company’s floating rate loans. The yield on average taxable available for sale securities increased from 1.90% for the second quarter of 2018 to 2.29% for the second quarter of 2019 as the Company changed its investment strategy to improve yield while not compromising duration and credit risk.

Average interest-bearing liabilities decreased approximately $33,425,000, or 8%, from approximately $426,935,000 for the second quarter of 2018 to approximately $393,510,000 for the second quarter of 2019. Average savings and interest bearing DDA deposits decreased approximately $33,990,000, primarily as several large customers reallocated their funds to other institutions in the current year.

The average rate paid on interest-bearing liabilities for the second quarter of 2018 was .58% as compared with .90% for the second quarter of 2019.   This increase is primarily due to increased rates in 2018.

The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 2.97% for the second quarter of 2018 as compared with 3.16% for the second quarter of 2019.

Six Months Ended June 30, 2019 as Compared with Six Months Ended June 30, 2018

The Company’s average interest-earning assets decreased approximately $18,581,000, or 3%, from approximately $580,577,000 for the first two quarters of 2018 to approximately $561,996,000 for the first two quarters of 2019. The Company’s average balance sheet decreased primarily as average loans decreased approximately $7,465,000 and average taxable available for sale securities decreased approximately $15,897,000 while average taxable held to maturity securities increased approximately $4,193,000 and average balances due from depository institutions increased approximately $5,505,000. The Company’s average loans decreased as principal payments, maturities, charge-offs and foreclosures relating to existing loans outpaced new loans. Average balances due from financial institutions increased and average taxable held to maturity increased as excess funds were invested to increase interest income. Average taxable available for sale securities decreased as average deposits decreased for the same time periods.

The average yield on earning assets increased from 3.35% for the first two quarters of 2018 to 3.86% for the first two quarters of 2019. The yield on average loans increased from 4.69% for the first two quarters of 2018 to 5.30% for the first two quarters of 2019 primarily as a result of the effect of the increase in prime rate during 2018 on the Company’s floating rate loans as well as the recovery of $135,000 in interest income on previously non-performing loans. The yield on average taxable available for sale securities increased from 1.83% for the first two quarters of 2018 to 2.30% for the first two quarters of 2019 as the Company changed its investment strategy to improve yield while not compromising duration and credit risk.

Average interest-bearing liabilities decreased approximately $25,707,000, or 6%, from approximately $428,226,000 for the first two quarters of 2018 to approximately $402,519,000 for the first two quarters of 2019. Average savings and interest bearing DDA balances decreased approximately $30,532,000 primarily as several large commercial customers reallocated their funds to other institutions.

The average rate paid on interest-bearing liabilities for the first two quarters of 2018 was .52% compared with .88% for the first two quarters of 2019. This increase is primarily due to the increased rates in 2018.

The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 2.97% for the first two quarters of 2018 as compared with 3.23% for the first two quarters of 2019.

The tables on the following pages analyze the changes in tax-equivalent net interest income for the quarters and six months ended June 30, 2019 and 2018.

Analysis of Average Balances, Interest Earned/Paid and Yield

(In Thousands)

	Quarter Ended June 30, 2019			Quarter Ended June 30, 2018
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate
Loans (2)(3)	$266,627	$3,415	5.12%	$273,394	$3,230	4.73%
Balances due from depository institutions	13,092	104	3.18%	11,718	61	2.08%
HTM:
Taxable	37,397	284	3.04%	33,568	241	2.87%
Non taxable (1)	16,317	132	3.24%	18,332	146	3.19%
AFS:
Taxable	210,460	1,206	2.29%	223,671	1,062	1.90%
Non taxable (1)	9,665	115	4.76%	13,635	161	4.72%
Other	2,090	29	5.55%	1,890	7	1.48%
Total	$555,648	$5,285	3.80%	$576,208	$4,908	3.41%
Savings & interest- bearing DDA	$289,567	$466	0.64%	$323,557	$320	0.40%
Time deposits	90,075	344	1.53%	85,986	216	1.00%
Federal funds purchased				340	2	2.35%
Borrowings from FHLB	13,868	80	2.31%	17,052	85	1.99%
Total	$393,510	$890	0.90%	$426,935	$623	0.58%
Net tax-equivalent spread			2.90%			2.83%
Net tax-equivalent margin on earning assets			3.16%			2.97%

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 21% in 2019 and 2018. See disclosure of Non-GAAP financial measures on pages 31 and 32.

(2) Loan fees of $76 and $35 for 2019 and 2018, respectively, are included in these figures.

(3) Average balance includes nonaccrual loans.

Analysis of Average Balances, Interest Earned/Paid and Yield

(In Thousands)

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate
Loans (2)(3)	$268,240	$7,104	5.30%	$275,705	$6,463	4.69%
Balances due from depository institutions	16,767	191	2.28%	11,262	99	1.76%
HTM:
Taxable	37,238	555	2.98%	33,045	473	2.86%
Non taxable (1)	16,903	289	3.42%	18,439	292	3.17%
AFS:
Taxable	210,390	2,417	2.30%	226,287	2,073	1.83%
Non taxable (1)	10,375	248	4.78%	13,966	326	4.67%
Other	2,083	40	3.84%	1,873	10	1.07%
Total	$561,996	$10,844	3.86%	$580,577	$9,736	3.35%
Savings & interest- bearing DDA	$301,767	$957	0.63%	$332,299	$602	0.36%
Time deposits	88,530	655	1.48%	84,953	405	0.95%
Federal funds purchased				554	7	2.53%
Borrowings from FHLB	12,222	158	2.59%	10,420	105	2.02%
Total	$402,519	$1,770	0.88%	$428,226	$1,119	0.52%
Net tax-equivalent spread			2.98%			2.83%
Net tax-equivalent margin on earning assets			3.23%			2.97%

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 21% in 2019 and 2018. See disclosure of Non-GAAP financial measures on pages 31 and 32.

(2) Loan fees of $149 and $157 for 2019 and 2018, respectively, are included in these figures.

(3) Average balance includes nonaccrual loans.

Analysis of Changes in Interest Income and Interest Expense

(In Thousands)

	For the Quarter Ended
	June 30, 2019 compared with June 30, 2018
	Volume	Rate	Rate/Volume	Total
Interest earned on:
Loans	$(80)	$272	$(7)	$185
Balances due from financial institutions	7	32	4	43
Held to maturity securities:
Taxable	27	14	2	43
Non taxable	(16)	2		(14)
Available for sale securities:
Taxable	(63)	220	(13)	144
Non taxable	(47)	1		(46)
Other	1	19	2	22
Total	$(171)	$560	$(12)	$377
Interest paid on:
Savings & interest-bearing DDA	$(34)	$201	$(21)	$146
Time deposits	10	113	5	128
Federal funds purchased	(1)	(1)		(2)
Borrowings from FHLB	(16)	13	(2)	(5)
Total	$(41)	$326	$(18)	$267

Analysis of Changes in Interest Income and Interest Expense

(In Thousands)

	For the Six Months Ended
	June 30, 2019 compared with June 30, 2018
	Volume	Rate	Rate/Volume	Total
Interest earned on:
Loans	$(175)	$839	$(23)	$641
Balances due from financial institutions	48	29	15	92
Held to maturity securities:
Taxable	60	20	2	82
Non taxable	(24)	23	(2)	(3)
Available for sale securities:
Taxable	(146)	527	(37)	344
Non taxable	(84)	8	(2)	(78)
Other	1	26	3	30
Total	$(320)	$1,472	$(44)	$1,108
Interest paid on:
Savings & interest-bearing DDA	$(55)	$452	$(42)	$355
Time deposits	17	224	9	250
Federal funds purchased	(7)			(7)
Borrowings from FHLB	18	30	5	53
Total	$(27)	$706	$(28)	$651

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

The Company’s analysis includes evaluating the current values of collateral securing all nonaccrual loans. Even though nonaccrual loans were $10,143,000 and $8,250,000 at June 30, 2019 and December 31, 2018, respectively, specific reserves of only $60,000 and $315,000, respectively, have been allocated to these loans as collateral values appear sufficient to cover loan losses or the loan balances have been charged down to their realizable value.

The Company’s on-going, systematic evaluation resulted in the Company recording a provision for the allowance for loan losses of $56,000 and $28,000 for the second quarters of 2019 and 2018, respectively, and $110,000 and $63,000 for the first two quarters of 2019 and 2018, respectively. The allowance for loan losses as a percentage of loans was 1.86% and 1.95% at June 30, 2019 and December 31, 2018, respectively. The Company believes that its allowance for loan losses is appropriate as of June 30, 2019.

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

Non-interest income

Quarter Ended June 30, 2019 as Compared with Quarter Ended June 30, 2018

Non-interest income decreased $35,000 for the second quarter of 2019 as compared with the second quarter of 2018 primarily as a result of the $37,000 decrease in Trust department income and fees. This decrease is attributable to the decrease in account relationships in 2019.

Six Months Ended June 30, 2019 as Compared with Six Months Ended June 30, 2018

Non-interest income decreased $131,000 for the first two quarters of 2019 as compared with the first two quarters of 2018 primarily as a result of the $99,000 decrease in Trust department income and fees. This decrease is attributable to the decrease in account relationships in 2019.

Non-interest expense

Quarter Ended June 30, 2019 as Compared with Quarter Ended June 30, 2018

Total non-interest expense increased $449,000 for the second quarter of 2019 as compared with the second quarter of 2018. Salaries and employee benefits increased $52,000, net occupancy increased $92,000, ORE expense increased $76,000 and other expense increased $241,000 in 2019 as compared with 2018.

Salaries and employee benefits increased as a result of an increase in the liability for our retiree health plan.

Net occupancy expense increased as result of upgrades to telecommunications and increased liability insurance costs.

ORE expense increased due to the increase in write downs in the value of ORE.

Other expense increased a result of non-recurring expenses related to the settlement of a lawsuit of $201,000 as well as consulting fees for operations and strategic planning projects for $30,000.

Six Months Ended June 30, 2019 as Compared with Six Months Ended June 30, 2018

Total non-interest expense increased $572,000 for the first two quarters of 2019 as compared with the first two quarters of 2018. Net occupancy increased $126,000, equipment rentals, depreciation and maintenance increased $73,000 and other expense increased $360,000 in 2019 as compared with 2018.

Net occupancy expense increased as result of upgrades to telecommunications and increased liability insurance costs.

Equipment rentals, depreciation and maintenance increased as a result of purchases of depreciable assets, primarily technology-related, and an increase in service contracts related to technology services.

Other expense increased a result of non-recurring expenses related to the settlement of a lawsuit of $201,000 as well as consulting fees for operations and strategic planning projects for $60,000.

FINANCIAL CONDITION

Cash and due from banks increased $16,863,000 at June 30, 2019, compared with December 31, 2018 in the management of the bank subsidiary’s liquidity position.

Available for sale securities decreased $4,028,000 at June 30, 2019, as compared with December 31, 2018 as maturities and unrealized losses exceeded investment purchases.

Loans decreased $7,249,000 at June 30, 2019, as compared with December 31, 2018 as principal payments, maturities, charge-offs and foreclosures relating to existing loans outpaced new loans.

Total deposits increased $20,129,000 at June 30, 2019, as compared with December 31, 2018. Typically, significant increases or decreases in total deposits and/or significant fluctuations among the different types of deposits from quarter to quarter are anticipated by Management as customers in the casino industry and county and municipal entities reallocate their resources periodically.

Borrowings from the Federal Home Loan Bank decreased $20,090,000 at June 30, 2019 compared with December 31, 2018 as the Company utilized funds from increased deposits to reduce borrowings.

SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY

Strength, security and stability have been the hallmark of the Company since its founding in 1985 and of its bank subsidiary since its founding in 1896. A strong capital foundation is fundamental to the continuing prosperity of the Company and the security of its customers and shareholders.

As of June 30, 2019, the most recent notification from the Federal Deposit Insurance Corporation categorized the bank subsidiary as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the bank subsidiary must have a Total risk-based capital ratio of 10.00% or greater, a Common Equity Tier 1 Capital ratio of 6.50% or greater, a Tier 1 risk-based capital ratio of 8.00% or greater and a Leverage capital ratio of 5.00% or greater. As of January 1, 2019, the Company must have a capital conservation buffer above these requirements of 2.50%. There are no conditions or events since that notification that Management believes have changed the bank subsidiary’s category.

The Company’s actual capital amounts and ratios and required minimum capital amounts and ratios as of June 30, 2019 and December 31, 2018 are as follows (in thousands):

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
June 30, 2019:
Total Capital (to Risk Weighted Assets)	$95,595	25.58%	$29,893	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	90,921	24.33%	16,815	4.50%
Tier 1 Capital (to Risk Weighted Assets)	90,921	24.33%	22,420	6.00%
Tier 1 Capital (to Average Assets)	90,921	14.55%	24,995	4.00%

December 31, 2018:
Total Capital (to Risk Weighted Assets)	$95,627	25.30%	$30,240	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)
	90,894	24.05%	17,010	4.50%
Tier 1 Capital (to Risk Weighted Assets)	90,894	24.05%	22,680	6.00%
Tier 1 Capital (to Average Assets)	90,894	14.35%	25,344	4.00%

The actual capital amounts and ratios and required minimum capital amounts and ratios for the Bank as of June 30, 2019 and December 31, 2018, are as follows (in thousands):

			For Capital Adequacy
	Actual		Purposes		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2019:
Total Capital (to Risk Weighted Assets)	$92,631	25.19%	$29,414	8.00%	$36,768	10.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	88,031	23.94%	16,545	4.50%	23,899	6.50%
Tier 1 Capital (to Risk Weighted Assets)	88,031	23.94%	22,061	6.00%	29,414	8.00%
Tier 1 Capital (to Average Assets)	88,031	14.10%	24,973	4.00%	31,216	5.00%

December 31, 2018:
Total Capital (to Risk Weighted Assets)	$92,485	24.61%	$30,062	8.00%	$37,577	10.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)
	87,780	23.36%	16,910	4.50%	24,425	6.50%
Tier 1 Capital (to Risk Weighted Assets)	87,780	23.36%	22,546	6.00%	30,062	8.00%
Tier 1 Capital (to Average Assets)	87,780	14.11%	24,884	4.00%	31,105	5.00%

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

Item 4: Controls and Procedures

As of June 30, 2019, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the period ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Exhibit 101

The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Condition at June 30, 2019 and December 31, 2018, (ii) Consolidated Statements of Operations for the quarters and six months ended June 30, 2019 and 2018, (iii) Consolidated Statements of Comprehensive Income (Loss) for the quarters and six months ended June 30, 2019 and 2018, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the quarters ended March 31, 2018 and June 30, 2018 and March 31, 2019 and June 30, 2019, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018 and (vi) Notes to the Unaudited Consolidated Financial Statements for the six months ended June 30, 2019 and 2018.

SIGNATURES

Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL CORPORATION

(Registrant)

Date:	August 13, 2019

By:	/s/ Chevis C. Swetman

   Chevis C. Swetman

Chairman, President and Chief Executive Officer

(principal executive officer)

Date:	August 13, 2019

By:	/s/ Lauri A. Wood

    Lauri A. Wood

Chief Financial Officer and Controller

(principal financial and accounting officer)