Form 10-Q
period 2019-09-30
PEOPLES FINANCIAL CORP /MS/
filed 2019-11-12
CIK 770460

UNITED STATES

           SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2019

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	001-12103

PEOPLES FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Mississippi	64-0709834
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Lameuse and Howard Avenues, Biloxi, Mississippi	39533
(Address of principal executive offices)	(Zip Code)

(228) 435-5511

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  X    No ___

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) Yes   X    No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date. Peoples Financial Corporation has only one class of common stock authorized. At October 31, 2019, there were 15,000,000 shares of $1 par value common stock authorized, with 4,943,186 shares issued and outstanding.

Part 1 – Financial Information

Item 1: Financial Statements

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition

(in thousands except share data)

	September 30, 2019	December 31, 2018
	(unaudited)	(audited)

Assets
Cash and due from banks	$28,479	$17,191

Available for sale securities	219,930	222,110

Held to maturity securities, fair value of $56,416 at September 30, 2019; $53,459 at December 31, 2018	55,262	54,598

Other investments	2,693	2,811

Federal Home Loan Bank Stock, at cost	2,103	2,069

Loans	264,815	273,346

Less: Allowance for loan losses	4,383	5,340

Loans, net	260,432	268,006

Bank premises and equipment, net of accumulated depreciation	17,820	18,879

Other real estate	7,606	8,943

Accrued interest receivable	2,227	1,956

Cash surrender value of life insurance	19,248	18,841

Other assets	1,689	1,382

Total assets	$617,489	$616,786

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition (continued)

(in thousands except share data)

	September 30, 2019	December 31, 2018
	(unaudited)	(audited)
Liabilities and Shareholders' Equity
Liabilities:

Deposits:

Demand, non-interest bearing	$134,401	$114,512

Savings and demand, interest bearing	283,170	278,772

Time, $100,000 or more	57,818	52,787

Other time deposits	26,057	27,435

Total deposits	501,446	473,506

Borrowings from Federal Home Loan Bank	1,041	36,142

Employee and director benefit plans liabilities	18,782	18,415

Other liabilities	1,893	1,789

Total liabilities	523,162	529,852

Shareholders' Equity:
Common stock, $1 par value, 15,000,000 shares authorized, 4,943,186 shares issued and outstanding at September 30, 2019 and December 31, 2018	4,943	4,943

Surplus	65,780	65,780

Undivided profits	20,827	20,324

Accumulated other comprehensive income (loss), net of tax	2,777	(4,113)

Total shareholders' equity	94,327	86,934

Total liabilities and shareholders' equity	$617,489	$616,786

See notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Income

(in thousands except per share data)(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest income:
Interest and fees on loans	$3,362	$3,335	$10,466	$9,798

Interest and dividends on securities:

U.S. Treasuries	283	343	872	1,090

U.S. Government agencies	118	114	360	350

Mortgage-backed securities	801	662	2,419	1,835

States and political subdivisions	425	438	1,321	1,317

Collateralized mortgage obligations	50		100

Other investments	4	10	44	20

Interest on balances due from depository institutions	98	80	289	179

Total interest income	5,141	4,982	15,871	14,589

Interest expense:
Deposits	770	682	2,382	1,689

Federal funds purchased		1		8

Borrowings from Federal Home Loan Bank	42	26	200	131

Total interest expense	812	709	2,582	1,828

Net interest income	4,329	4,273	13,289	12,761

Provision for allowance for loan losses	59	28	169	91

Net interest income after provision for allowance for loan losses	$4,270	$4,245	$13,120	$12,670

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Income (continued)

(in thousands except per share data)(unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019		2018	2019	2018
Non-interest income:
Trust department income and fees		$439	$475	$1,225	$1,360

Service charges on deposit accounts		971	941	2,771	2,771

Gain on liquidation, sales and calls of securities		61		61

Increase in cash surrender value of life insurance		110	109	326	349

Other income		142	123	405	364

Total non-interest income		1,723	1,648	4,788	4,844
Non-interest expense:
Salaries and employee benefits		2,758	2,706	8,269	8,260

Net occupancy		530	559	1,546	1,449

Equipment rentals, depreciation and maintenance		790	753	2,462	2,352

FDIC and state banking assessments		104	111	294	322

Data processing		343	359	1,000	1,016

ATM expense		181	167	511	439

Other real estate expense		148	174	638	658

Loss from other investments		6	115	118	214

Other expense		657	777	2,517	2,277

Total non-interest expense		5,517	5,721	17,355	16,987

Income before income taxes		476	172	553	527

Income tax

Net income		$476	$172	$553	$527

Basic and diluted earnings per share		$.09	$.03	$.11	$.10
Dividends declared per share	$		$.01	$.01	$.02

See notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net income	$476	$172	$553	$527

Other comprehensive income (loss):

Net unrealized gain (loss) on available for sale securities	1,043	(898)	6,951	(3,983)

Reclassification adjustment for realized gain on available for sale securities called or sold	(61)		(61)

Total other comprehensive income (loss)	982	(898)	6,890	(3,983)

Total comprehensive income (loss)	$1,458	$(726)	$7,443	$(3,456)

See notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

(in thousands except share data)

					Accumulated
	Number of				Other
	Common	Common		Undivided	Comprehensive
	Shares	Stock	Surplus	Profits	Gain (Loss)	Total

Balance, January 1, 2018	5,083,186	$5,083	$65,780	$21,563	$(2,927)	$89,499
Net income				292		292
Other comprehensive loss					(2,594)	(2,594)
Retirement of stock	(10,392)	(10)		(135)		(145)

Balance, March 31, 2018	5,072,794	5,073	65,780	21,720	(5,521)	87,052
Net income				63		63
Other comprehensive loss					(491)	(491)
Dividends ($ .01 per share)				(51)		(51)
Retirement of stock	(35,075)	(35)		(452)		(487)

Balance, June 30, 2018	5,037,719	5,038	65,780	21,280	(6,012)	86,086
Net income				172		172
Other comprehensive loss					(898)	(898)
Dividends ($ .01 per share)				(50)		(50)
Retirement of stock	(24,533)	$(25)		(317)		(342)

Balance, September 30, 2018	5,013,186	$5,013	$65,780	$21,085	$(6,910)	$84,968

Balance, January 1, 2019	4,943,186	$4,943	$65,780	$20,324	$(4,113)	$86,934
Net income				405		405
Other comprehensive income					3,346	3,346

Balance, March 31, 2019	4,943,186	4,943	65,780	20,729	(767)	90,685
Net loss				(328)		(328)
Other comprehensive income					2,562	2,562
Dividends ($ .01 per share)				(50)		(50)

Balance, June 30, 2019	4,943,186	4,943	65,780	20,351	1,795	92,869
Net income				476		476
Other comprehensive income					982	982

Balance, September 30, 2019	4,943,186	$4,943	$65,780	$20,827	$2,777	$94,327

Note: Balances as of January 1, 2018 and 2019 were audited.

See notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$553	$527

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	1,426	1,462

Provision for allowance for loan losses	169	91

Writedown of other real estate	442	320

Gain on sales of other real estate	(387)

Loss from other investments	118	214

Amortization of held to maturity securities	200	192

Amortization of available for sale securities	136	249

Gain on sales and calls of securities	(61)

Change in accrued interest receivable	(271)	(348)

Increase in cash surrender value of life insurance	(326)	(349)

Change in other assets	(307)	(126)

Change in employee and director benefit plan liabilities and other liabilities	471	271
Net cash provided by operating activities	$2,163	$2,503

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(in thousands) (unaudited)

	Nine Months Ended September 30,
	2019	2018

Cash flows from investing activities:
Proceeds from maturities, sales and calls of available for sale securities	$42,626	$46,506

Proceeds from maturities of held to maturity securities	1,740	760

Purchases of available for sale securities	(33,631)	(26,486)

Purchases of held to maturity securities	(2,604)	(2,155)

Purchases of Federal Home Loan Bank stock	(34)	(76)

Proceeds from sales of other real estate	2,940	1,972

Loans, net change	5,747	1,697

Acquisition of bank premises and equipment	(367)	(640)

Investment in cash surrender value of life insurance	(81)	(65)

Net cash provided by investing activities	16,336	21,513

Cash flows from financing activities:
Demand and savings deposits, net change	24,287	(22,435)

Time deposits, net change	3,653	(2,342)

Borrowings from Federal Home Loan Bank	739,157	851,800

Repayments to Federal Home Loan Bank	(774,258)	(853,842)

Cash dividends paid	(50)	(51)

Stock repurchase		(974)
Net cash used in financing activities	(7,211)	(27,844)
Net increase (decrease) in cash and cash equivalents	11,288	(3,828)
Cash and cash equivalents, beginning of period	17,191	25,281
Cash and cash equivalents, end of period	$28,479	$21,453

See notes to consolidated financial statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2019 and 2018

1. Basis of Presentation:

Peoples Financial Corporation (the “Company”) is a one-bank holding company headquartered in Biloxi, Mississippi. It has two subsidiaries, PFC Service Corp., an inactive company, and The Peoples Bank, Biloxi, Mississippi (the “Bank”). The Bank provides a full range of banking, financial and trust services to state, county and local government entities and individuals and small and commercial businesses operating in those portions of Mississippi, Louisiana and Alabama which are within a fifty mile radius of the Waveland, Wiggins and Gautier branches, the Bank’s three most outlying locations (the “trade area”).

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the financial position of the Company and its subsidiaries as of September 30, 2019 and the results of their operations and their cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2018 Annual Report and Form 10-K.

The results of operations for the quarter or nine months ended September 30, 2019, are not necessarily indicative of the results to be expected for the full year.

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

ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, is intended to provide financial statement users with more decision-useful information related to expected credit losses on financial instruments and other commitments to extend credit by replacing the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates.   As issued, ASU 2016-13 was to be effective for the Company for interim and annual periods beginning after December 15, 2019 and the Company intended to adopt ASU 2016-13 during the first quarter of 2020.   The Company’s Current Expected Credit Loss (CECL) Committee continues to evaluate the impact this ASU will have on the Company’s financial position, results of operations and financial statement disclosures and determine the most appropriate method of implementing this ASU.  Management will continue to evaluate the impact this ASU will have on the Company’s consolidated financial statements through its effective date. In October, FASB voted to delay the effective date of ASU 2016-13 for certain entities until January 1, 2023, which will apply to the Company. An ASU is expected to be issued in November to codify this action.

2. Earnings Per Share:

Per share data is based on the weighted average shares of common stock outstanding of 4,943,186 and 5,051,306 for the nine months ended September 30, 2019 and 2018, respectively. Per share data is based on the weighted average shares of common stock outstanding of 4,943,186 and 5,020,021 for the quarters ended September 30, 2019 and 2018, respectively.

3. Statements of Cash Flows:

The Company has defined cash and cash equivalents as cash and due from banks. The Company paid $2,565,020 and $1,816,998 for the nine months ended September 30, 2019 and 2018, respectively, for interest on deposits and borrowings. No income tax payments were made during the nine months ended September 30, 2019 and 2018. Loans transferred to other real estate amounted to $1,658,274 and $3,952,191 during the nine months ended September 30, 2019 and 2018, respectively.

4.  Investments:

The amortized cost and fair value of securities at September 30, 2019 and December 31, 2018, are as follows (in thousands):

		Gross	Gross
		Unrealized	Unrealized
September 30, 2019	Amortized Cost	Gains	Losses	Fair Value

Available for sale securities:

Debt securities:

U.S. Treasuries	$70,898	$59	$(312)	$70,645

U.S. Government agencies	12,493	126		12,619

Mortgage-backed securities	111,121	2,144	(19)	113,246

Collateralized mortgage obligations	15,452	309	(100)	15,661

States and political subdivisions	7,711	48		7,759

Total available for sale securities	$217,675	$2,686	$(431)	$219,930

Held to maturity securities:

U.S. Government agencies	$8,185	$	$(32)	$8,153

States and political subdivisions	47,077	1,212	(26)	48,263

Total held to maturity securities	$55,262	$1,212	$(58)	$56,416

		Gross	Gross
		Unrealized	Unrealized
December 31, 2018	Amortized Cost	Gains	Losses	Fair Value

Available for sale securities:

Debt securities:

U.S. Treasuries	$85,866	$	$(2,443)	$83,423

U.S. Government agencies	17,492	14	(259)	17,247

Mortgage-backed securities	112,391	231	(2,278)	110,344

States and political subdivisions	10,994	102		11,096

Total available for sale securities	$226,743	$347	$(4,980)	$222,110

Held to maturity securities:

U.S. Government agencies	$8,185	$	$(371)	$7,814

States and political subdivisions	46,413	89	(857)	45,645

Total held to maturity securities	$54,598	$89	$(1,228)	$53,459

The amortized cost and fair value of debt securities at September 30, 2019 (in thousands), by contractual maturity, are shown on the following page. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale securities:
Due in one year or less	$32,815	$32,769
Due after one year through five years	50,377	50,207
Due after five years through ten years	20,528	20,751
Due after ten years	2,834	2,957
Mortgage-backed securities	111,121	113,246
Totals	$217,675	$219,930

Held to maturity securities:
Due in one year or less	$2,714	$2,721
Due after one year through five years	18,451	18,633
Due after five years through ten years	20,479	20,819
Due after ten years	13,618	14,243
Totals	$55,262	$56,416

Available for sale and held to maturity securities with gross unrealized losses at September 30, 2019 and December 31, 2018, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows (in thousands):

	Less Than Twelve Months			Over Twelve Months		Total
			Gross		Gross		Gross
			Unrealized		Unrealized		Unrealized
September 30, 2019:	Fair Value		Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasuries	$		$	$54,668	$312	$54,668	$312

U.S. Government agencies		3,171	14	4,982	18	8,153	32

Mortgage-backed securities		3,031	15	2,653	4	5,684	19

Collaterized mortgage obligations		10,519	100			10,519	100

States and political subdivisions		1,776	22	610	4	2,386	26

TOTAL		$18,497	$151	$62,913	$338	$81,410	$489

December 31, 2018:
U.S. Treasuries		$999	$1	$82,424	$2,442	$83,423	$2,443

U.S. Government agencies		4,939	61	17,608	569	22,547	630

Mortgage-backed securities		24,834	293	55,649	1,985	80,483	2,278

States and political subdivisions		8,470	122	19,678	735	28,148	857

TOTAL		$39,242	$477	$175,359	$5,731	$214,601	$6,208

At September 30, 2019, 11 of 15 securities issued by the U.S. Treasury, 2 of the 5 securities issued by U.S. Government agencies, 3 of the 47 mortgage-backed securities, 2 of the 3 collateralized mortgage obligations and 16 of the 136 securities issued by states and political subdivisions, contained unrealized losses.

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

Proceeds from sales and calls of available for sale securities were $5,051,884 during the nine months ended September 30, 2019. Available for sale debt securities were sold or called for a realized gain of $61,103 for the nine months ended September 30, 2019. There were no sales or calls of securities in 2018.

Securities with a fair value of $254,617,712 and $206,017,056 at September 30, 2019 and December 31, 2018, respectively, were pledged to secure public deposits, federal funds purchased and other balances required by law.

5. Loans:

The composition of the loan portfolio at September 30, 2019 and December 31, 2018, is as follows (in thousands):

	September 30, 2019	December 31, 2018

Gaming	$18,262	$25,767

Hotel/motel	47,587	44,112

Real estate, construction	24,033	31,597

Real estate, mortgage	142,820	137,437

Commercial and industrial	25,684	27,505

Other	6,429	6,928

Total	$264,815	$273,346

The age analysis of the loan portfolio, segregated by class of loans, as of September 30, 2019 and December 31, 2018, is as follows (in thousands):

											Loans Past
											Due Greater
	Number of Days Past Due										Than 90
					Greater		Total			Total	Days &
	30 - 59		60 - 89		Than 90		Past Due		Current	Loans	Still Accruing
September 30, 2019:
Gaming	$		$		$		$		$18,262	$18,262	$
Hotel/motel									47,587	47,587
Real estate, construction		458		15		35		508	23,525	24,033
Real estate, mortgage		2,503		215		5,704		8,422	134,398	142,820
Commercial and industrial		93		200		189		482	25,202	25,684
Other		75				4		79	6,350	6,429

Total		$3,129		$430		$5,932		$9,491	$255,324	$264,815	$
December 31, 2018:
Gaming	$		$		$		$		$25,767	$25,767	$
Hotel/motel									44,112	44,112
Real estate, construction		1,987		340		860		3,187	28,410	31,597
Real estate, mortgage		2,866		7,129		1,730		11,725	125,712	137,437
Commercial and industrial		9		110		1,661		1,780	25,725	27,505
Other		107		3				110	6,818	6,928

Total		$4,969		$7,582		$4,251		$16,802	$256,544	$273,346	$

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

An analysis of the loan portfolio by loan grade, segregated by class of loans, as of September 30, 2019 and December 31, 2018, is as follows (in thousands):

	Loans With A Grade Of:
	A, B or C	S		D		E		F	Total
September 30, 2019:
Gaming	$18,262	$		$		$		$	$18,262

Hotel/motel	47,587								47,587

Real estate, construction	23,270				196		567		24,033

Real estate, mortgage	114,193		14,625		5,207		8,795		142,820

Commercial and industrial	16,599		8,627		147		311		25,684

Other	6,411				11		7		6,429

Total	$226,322		$23,252		$5,561		$9,680	$	$264,815

December 31, 2018:
Gaming	$21,080	$			$4,687	$		$	$25,767

Hotel/motel	44,112								44,112

Real estate, construction	29,930				217		1,450		31,597

Real estate, mortgage	108,885		10,430		12,992		5,130		137,437

Commercial and industrial	25,335				218		1,952		27,505

Other	6,904				20		4		6,928

Total	$236,246		$10,430		$18,134		$8,536	$	$273,346

A loan may be impaired but not on nonaccrual status when the loan is well secured and in the process of collection. Total loans on nonaccrual as of September 30, 2019 and December 31, 2018, are as follows (in thousands):

	September 30, 2019	December 31, 2018

Real estate, construction	$567	$1,439

Real estate, mortgage	8,670	4,954

Commercial and industrial	231	1,855

Other	5	2

Total	$9,473	$8,250

Prior to 2018, certain loans were modified by granting interest rate concessions to these customers with such loans being classified as troubled debt restructurings. During 2018 and 2019, the Company did not restructure any additional loans. Specific reserves of $63,000 and $69,000 were allocated to troubled debt restructurings as of September 30, 2019 and December 31, 2018, respectively. The Bank had no commitments to lend additional amounts to customers with outstanding loans classified as troubled debt restructurings as of September 30, 2019 and December 31, 2018.

Impaired loans, which include loans classified as nonaccrual and troubled debt restructurings, segregated by class of loans, as of September 30, 2019 and December 31, 2018, are as follows (in thousands):

	Unpaid Principal Balance	Recorded Investment	Related Allowance		Average Recorded Investment	Interest Income Recognized
September 30, 2019:
With no related allowance recorded:
Real estate, construction	$336	$336	$		$355	$
Real estate, mortgage	9,024	9,024			9,149		23
Commercial and industrial	227	189			193
Other	1	1			1

Total	9,588	9,550			9,698		23

With a related allowance recorded:
Real estate, construction	231	231		20	231
Real estate, mortgage	699	699		115	673		21
Commercial and industrial	42	42		4	42
Other	4	4		3	1
Total	976	976		142	947		21

Total by class of loans:
Real estate, construction	567	567		20	586
Real estate, mortgage	9,723	9,723		115	9,822		44
Commercial and industrial	269	231		4	235
Other	5	5		3	2

Total	$10,564	$10,526		$142	$10,645		$44

	Unpaid Principal Balance	Recorded Investment	Related Allowance		Average Recorded Investment	Interest Income Recognized
December 31, 2018:
With no related allowance recorded:
Real estate, construction	$1,171	$784	$		$785	$
Real estate, mortgage	5,508	5,474			5,826		29
Commercial and industrial	2,083	1,855			2,204
Other	2	2			3

Total	8,764	8,115			8,818		29

With a related allowance recorded:
Real estate, construction	742	655		283	633
Real estate, mortgage	574	574		101	589		25

Total	1,316	1,229		384	1,222		25

Total by class of loans:
Real estate, construction	1,913	1,439		283	1,418
Real estate, mortgage	6,082	6,048		101	6,415		54
Commercial and industrial	2,083	1,855			2,204
Other	2	2			3

Total	$10,080	$9,344		$384	$10,040		$54

6. Allowance for Loan Losses:

Transactions in the allowance for loan losses for the quarters and nine months ended September 30, 2019 and 2018, and the balances of loans, individually and collectively evaluated for impairment, as of September 30, 2019 and 2018, are as follows (in thousands):

	Gaming		Hotel/Motel		Real Estate, Construction	Real Estate, Mortgage	Commercial and Industrial	Other	Total
For the Nine Months Ended September 30, 2019:
Allowance for Loan Losses:
Beginning balance		$416		$1,443	$429	$2,443	$476	$133	$5,340
Charge-offs					(403)	(46)	(591)	(208)	(1,248)
Recoveries					6	2	24	90	122
Provision		(200)		127	33	(392)	524	77	169
Ending Balance		$216		$1,570	$65	$2,007	$433	$92	$4,383

For the Quarter Ended September 30, 2019:
Allowance for Loan Losses:
Beginning Balance		$289		$1,666	$221	$2,224	$440	$106	$4,946
Charge-offs							(591)	(69)	(660)
Recoveries					4		3	31	38
Provision		(73)		(96)	(160)	(217)	581	24	59
Ending Balance		$216		$1,570	$65	$2,007	$433	$92	$4,383

Allowance for Loan Losses, September 30, 2019:
Ending balance: individually evaluated for impairment	$		$		$20	$187	$67	$7	$281
Ending balance: collectively evaluated for impairment		$216		$1,570	$45	$1,820	$366	$85	$4,102

Total Loans, September 30, 2019:
Ending balance: individually evaluated for impairment	$		$		$763	$14,002	$458	$18	$15,241
Ending balance: collectively evaluated for impairment		$18,262		$47,587	$23,270	$128,818	$25,226	$6,411	$249,574

	Gaming		Hotel/Motel		Real Estate, Construction	Real Estate, Mortgage	Commercial and Industrial	Other	Total
For the Nine Months Ended September 30, 2018:
Allowance for Loan Losses:
Beginning balance		$536		$936	$242	$3,369	$892	$178	$6,153
Charge-offs						(681)	(372)	(251)	(1,304)
Recoveries					16	188	112	135	451
Provision		(129)		518	(14)	(158)	(218)	92	91
Ending Balance		$407		$1,454	$244	$2,718	$414	$154	$5,391

For the Quarter Ended September 30, 2018:
Allowance for Loan Losses:
Beginning Balance		$453		$1,355	$199	$2,840	$503	$158	$5,508
Charge-offs						(252)	(3)	(95)	(350)
Recoveries					15	70	67	53	205
Provision		(46)		99	30	60	(153)	38	28
Ending Balance		$407		$1,454	$244	$2,718	$414	$154	$5,391

Allowance for Loan Losses, September 30, 2018:
Ending balance: individually evaluated for impairment	$		$		$118	$426	$124	$1	$669
Ending balance: collectively evaluated for impairment		$407		$1,454	$126	$2,292	$290	$153	$4,722

Total Loans, September 30, 2018:
Ending balance: individually evaluated for impairment		$4,889	$		$1,681	$19,504	$2,282	$10	$28,366
Ending balance: collectively evaluated for impairment		$20,271		$43,505	$30,655	$122,897	$20,657	$7,596	$245,581

7. Deposits:

Time deposits of $250,000 or more totaled approximately $39,805,000 and $32,137,000 at September 30, 2019 and December 31, 2018, respectively.

8. Shareholders’ Equity:

On April 24, 2019, the Board of Directors approved a dividend of $ .01 per share, which was payable on May 10, 2019, to shareholders of record as of May 6, 2019.

On November 8, 2019, the Board of Directors approved a dividend of $ .02 per share, which is payable on November 25, 2019, to shareholders of record as of November 20, 2019.

On November 8, 2019, the Board of Directors approved the repurchase of 65,000 of the outstanding shares of the Company's stock.

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

The balances of available for sale securities, which are the only assets measured at fair value on a recurring basis, by level within the fair value hierarchy and by investment type, as of September 30, 2019 and December 31, 2018 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
September 30, 2019:
U.S. Treasuries	$70,645	$	$70,645	$
U.S. Government agencies	12,619		12,619
Mortgage-backed securities	113,246		113,246
Collateralized mortgage obligations	15,661		15,661
States and political subdivisions	7,759		7,759
Total	$219,930	$	$219,930	$

December 31, 2018:
U.S. Treasuries	$83,423	$	$83,423	$
U.S. Government agencies	17,247		17,247
Mortgage-backed securities	110,344		110,344
States and political subdivisions	11,096		11,096
Total	$222,110	$	$222,110	$

Impaired loans, which are measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of September 30, 2019 and December 31, 2018 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
September 30, 2019	$1,147	$	$	$1,147
December 31, 2018	3,311			3,311

Other real estate, which is measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of September 30, 2019 and December 31, 2018 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
September 30, 2019	$7,606	$	$	$7,606
December 31, 2018	8,943			8,943

The following table presents a summary of changes in the fair value of other real estate which is measured using level 3 inputs (in thousands):

	For the Nine	For the Year
	Months Ended	Ended
	September 30, 2019	December 31, 2018
Balance, beginning of period	$8,943	$8,232

Loans transferred to ORE	1,658	4,707

Sales	(2,553)	(3,232)

Writedowns	(442)	(764)

Balance, end of period	$7,606	$8,943

The carrying value and estimated fair value of financial instruments, by level within the fair value hierarchy, at September 30, 2019 and December 31, 2018, are as follows (in thousands):

	Carrying	Fair Value Measurements Using
	Amount	Level 1	Level 2		Level 3		Total
September 30, 2019:
Financial Assets:
Cash and due from banks	$28,479	$28,479	$		$		$28,479
Available for sale securities	219,930			219,930			219,930
Held to maturity securities	55,262			56,416			56,416
Other investments	2,693	2,693					2,693
Federal Home Loan Bank stock	2,103			2,103			2,103
Loans, net	260,432					256,154	256,154
Other real estate	7,606					7,606	7,606
Cash surrender value of life insurance	19,248			19,248			19,248
Financial Liabilities:
Deposits:
Non-interest bearing	134,401	134,401					134,401
Interest bearing	367,045					367,600	367,600
Borrowings from Federal Home Loan
Bank	1,041			1,329			1,329

	Carrying	Fair value Measuremeents Using
	Amount	Level 1	Level 2		Level 3		Total
December 31, 2018:
Financial Assets:
Cash and due from banks	$17,191	$17,191	$		$		$17,191
Available for sale securities	222,110			222,110			222,110
Held to maturity securities	54,598			53,459			53,459
Other investments	2,811	2,811					2,811
Federal Home Loan Bank stock	2,069			2,069			2,069
Loans, net	268,006					260,560	260,560
Other real estate	8,943					8,943	8,943
Cash surrender value of life insurance	18,841			18,841			18,841
Financial Liabilities:
Deposits:
Non-interest bearing	114,512	114,512					114,512
Interest bearing	358,994					359,386	359,386
Borrowings from Federal Home Loan
Bank	36,142			36,211			36,211

10. Reclassifications:

Certain reclassifications have been made to prior year statements to conform to current year presentations. The reclassifications had no effect on prior year net income.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The Company is a one-bank holding company headquartered in Biloxi, Mississippi. The Company has two subsidiaries, PFC Service Corp., an inactive company, and The Peoples Bank, Biloxi, Mississippi (the “Bank”). The Bank provides a full range of banking, financial and trust services to state, county and local government entities and individuals and small and commercial businesses operating in those portions of Mississippi, Louisiana and Alabama which are within a fifty mile radius of the Waveland, Wiggins and Gautier branches, the Bank’s three most outlying locations (the “trade area”).

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued several new accounting standards. The Notes to Unaudited Consolidated Financial Statements include disclosure of the standard which is applicable to the Company. The Company is in the process of determining the effect of Accounting Standards Update 2016-03, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments on its financial position, results of operations or cash flows. Further disclosure relating to these efforts is included in Note 1.

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

GAAP Reconciliation and Explanation

This Form 10-Q contains non-GAAP financial measures determined by methods other than in accordance with GAAP. Such non-GAAP financial measures include taxable equivalent interest income and taxable equivalent net interest income. Management uses these non-GAAP financial measures because it believes they are useful for evaluating our operations and performance over periods of time, as well as in managing and evaluating our business and in discussions about our operations and performance. Management believes these non-GAAP financial measures provide users of our financial information with a meaningful measure for assessing our financial results, as well as comparison to financial results for prior periods. These non-GAAP financial measures should not be considered as a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled financial measures used by other companies. A reconciliation of these operating performance measures to GAAP performance measures for the three months and nine months ended September 30, 2019 and 2018 is included on the following page.

RECONCILIATION OF NON-GAAP PERFORMANCE MEASURES (In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Interest income reconciliation:
Interest income - taxable equivalent	$5,182	$5,044	$16,026	$14,780
Taxable equivalent adjustment	(41)	(62)	(155)	(191)

Interest income (GAAP)	$5,141	$4,982	$15,871	$14,589

Net interest income reconciliation:
Net interest income - taxable equivalent	$4,370	$4,335	$13,444	$12,952
Taxable equivalent adjustment	(41)	(62)	(155)	(191)

Net interest income (GAAP)	$4,329	$4,273	$13,289	$12,761

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

The Company earned net income of $476,000 for the third quarter of 2019 compared with net income of $172,000 for the third quarter of 2018 and earned net income of $553,000 for the first three quarters of 2019 compared with net income of $527,000 for the first three quarters of 2018. Results for the third quarter of 2019 included a gain from the sale of securities and a decrease in total non-interest expense as compared with the third quarter of 2018. Results for the three quarters ended September 30, 2019 included an increase in net interest income and a decrease in non-interest income which were partially offset by an increase in total non-interest expense as compared with 2018.

Managing the net interest margin is a key component of the Company’s earnings strategy. Net interest income for the third quarter of 2019 as compared with the third quarter of 2018 increased $56,000 and net interest income for the three quarters ended September 30, 2019 as compared with the three quarters ended September 30, 2018, increased $528,000. The increase for the third quarter of 2019 as compared with the third quarter of 2018, as well as the increase for the three quarters ended September 30, 2019 as compared with the three quarters ended September 30, 2018, is attributed to the increase in interest and fees on loans and income from investment securities.

Monitoring asset quality, estimating potential losses in our loan portfolio and addressing non-performing loans continue to be emphasized. The provision for the allowance for loan losses was $59,000 and $169,000 for the third quarter and first three quarters of 2019, respectively, compared with $28,000 and $91,000, respectively, for the third quarter and first three quarters of 2018. The Company continues to work diligently to reduce its non-performing assets. The Company’s nonaccrual loans totaled $9,473,000 and $8,250,000 at September 30, 2019 and December 31, 2018, respectively. Most of these loans are collateral-dependent, and the Company has rigorously evaluated the value of its collateral to determine potential losses.

Non-interest income increased $75,000 and decreased $56,000 for the third quarter and first three quarters of 2019, respectively, as compared with the third quarter and first three quarters of 2018. Results in the third quarter of 2019 included a gain from the sale of securities of $61,000. Results in the first three quarters of 2019 included a decrease in Trust Department income and fees of $135,000.

Non-interest expense decreased $204,000 and increased $368,000 for the third quarter and first three quarters of 2019, respectively, as compared with 2018 results. This decrease for the third quarter of 2019 was the result of improvement in operations from other investments of $109,000 and a decrease in other non-interest expense of $120,000 as compared with 2018. The increase for the first three quarters of 2019 was the result of increases in net occupancy expenses of $97,000, equipment rentals, depreciation and maintenance of $110,000 and other expense of $240,000, which were partially offset by the improvement in operations from other investments of $96,000 as compared with 2018.

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

Quarter Ended September 30, 2019 as Compared with Quarter Ended September 30, 2018

The Company’s average interest-earning assets decreased approximately $14,541,000, or 3%, from approximately $567,012,000 for the third quarter of 2018 to approximately $552,471,000 for the third quarter of 2019. The Company’s average balance sheet decreased primarily as average loans decreased approximately $7,213,000 and average taxable available for sale securities decreased approximately $5,014,000. The Company’s average loans decreased as principal payments, maturities, charge-offs and foreclosures relating to existing loans outpaced new loans. Average available for sale securities decreased as maturities funded the decrease in average savings and interest bearing DDA deposits.

The average yield on earning assets increased by 19 basis points, from 3.56% for the third quarter of 2018 to 3.75% for the third quarter of 2019.   The yield on average loans increased from 4.93% for the third quarter of 2018 to 5.10% for the third quarter of 2019 primarily as a result of the increase in prime rate during 2018 on the Company’s floating rate loans. The yield on average taxable available for sale securities increased from 2.02% for the third quarter of 2018 to 2.31% for the third quarter of 2019 as the Company changed its investment strategy to improve yield while not compromising duration and credit risk.

Average interest-bearing liabilities decreased approximately $19,063,000, or 5%, from approximately $402,826,000 for the third quarter of 2018 to approximately $383,763,000 for the third quarter of 2019. Average savings and interest bearing DDA deposits decreased approximately $20,495,000 primarily as several large customers reallocated their funds to other institutions in the current year.

The average rate paid on interest-bearing liabilities for the third quarter of 2018 was .70% as compared with .85% for the third quarter of 2019.   This increase is primarily due to increased rates in 2018.

The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 3.06% for the third quarter of 2018 as compared with 3.16% for the third quarter of 2019.

Nine Months Ended September 30, 2019 as Compared with Nine Months Ended September 30, 2018

The Company’s average interest-earning assets decreased approximately $19,513,000, or 3%, from approximately $578,286,000 for the first three quarters of 2018 to approximately $558,773,000 for the first three quarters of 2019. The Company’s average balance sheet decreased primarily as average loans decreased approximately $7,380,000 and average taxable available for sale securities decreased approximately $12,229,000. The Company’s average loans decreased as principal payments, maturities, charge-offs and foreclosures relating to existing loans outpaced new loans. Average available for sale securities decreased as maturities funded the decrease in average savings and interest bearing DDA deposits.

The average yield on earning assets increased from 3.41% for the first three quarters of 2018 to 3.81% for the first three quarters of 2019. The yield on average loans increased from 4.77% for the first three quarters of 2018 to 5.23% for the first three quarters of 2019 primarily as a result of the effect of the increase in prime rate during 2018 on the Company’s floating rate loans. The yield on average taxable available for sale securities increased from 1.89% for the first three quarters of 2018 to 2.30% for the first three quarters of 2019 as the Company changed its investment strategy to improve yield while not compromising duration and credit risk.

Average interest-bearing liabilities decreased approximately $23,710,000, or 6%, from approximately $419,911,000 for the first three quarters of 2018 to approximately $396,201,000 for the first three quarters of 2019. Average savings and interest bearing DDA balances decreased approximately $27,391,000 primarily as several large commercial customers reallocated their funds to other institutions in the current year.

The average rate paid on interest-bearing liabilities for the first three quarters of 2018 was .58% compared with .87% for the first three quarters of 2019. This increase is primarily due to the increased rates in 2018.

The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 2.99% for the first three quarters of 2018 as compared with 3.20% for the first three quarters of 2019.

The tables on the following pages analyze the changes in tax-equivalent net interest income for the quarters and nine months ended September 30, 2019 and 2018.

Analysis of Average Balances, Interest Earned/Paid and Yield

(In Thousands)

	Quarter Ended September 30, 2019			Quarter Ended September 30, 2018
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate
Loans (2)(3)	$263,533	$3,362	5.10%	$270,746	$3,335	4.93%

Balances due from depository institutions	15,462	98	2.54%	14,823	80	2.16%

HTM:
Taxable	38,168	290	3.04%	34,535	249	2.88%
Non taxable (1)	16,132	130	3.22%	18,104	145	3.20%

AFS:
Taxable	209,152	1,207	2.31%	214,166	1,079	2.02%
Non taxable (1)	7,921	91	4.60%	12,741	146	4.58%
Other	2,103	4	0.76%	1,897	10	2.11%

Total	$552,471	$5,182	3.75%	$567,012	$5,044	3.56%
Savings & interest- bearing DDA	$291,701	$410	0.56%	$312,196	$443	0.57%

Time deposits	85,623	360	1.68%	86,346	239	1.11%

Federal funds purchased				92	1	4.35%

Borrowings from FHLB	6,439	42	2.61%	4,192	26	2.48%

Total	$383,763	$812	0.85%	$402,826	$709	0.70%

Net tax-equivalent spread			2.90%			2.86%

Net tax-equivalent margin on earning assets			3.16%			3.06%

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 21% in 2019 and 2018. See disclosure of Non-GAAP financial measures on pages 31 and 32.

(2) Loan fees of $78 and $75 for 2019 and 2018, respectively, are included in these figures.

(3) Average balance includes nonaccrual loans.

Analysis of Average Balances, Interest Earned/Paid and Yield

(In Thousands)

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate
Loans (2)(3)	$266,654	$10,466	5.23%	$274,034	$9,798	4.77%

Balances due from depository institutions	16,313	289	2.36%	14,742	179	1.62%

HTM:
Taxable	37,552	845	3.00%	33,547	722	2.87%
Non taxable (1)	16,643	419	3.36%	18,326	437	3.18%

AFS:
Taxable	209,973	3,624	2.30%	222,202	3,152	1.89%
Non taxable (1)	9,548	339	4.73%	13,554	472	4.64%
Other	2,090	44	2.81%	1,881	20	1.42%

Total	$558,773	$16,026	3.82%	$578,286	$14,780	3.41%
Savings & interest- bearing DDA	$298,378	$1,367	0.61%	$325,769	$1,045	0.43%

Time deposits	87,550	1,015	1.55%	85,423	644	1.01%

Federal funds purchased				398	8	2.68%

Borrowings from FHLB	10,273	200	2.60%	8,321	131	2.10%

Total	$396,201	$2,582	0.87%	$419,911	$1,828	0.58%

Net tax-equivalent spread			2.95%			2.83%

Net tax-equivalent margin on earning assets			3.20%			2.99%

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 21% in 2019 and 2018. See disclosure of Non-GAAP financial measures on pages 31 and 32.

(2) Loan fees of $227 and $232 for 2019 and 2018, respectively, are included in these figures.

(3) Average balance includes nonaccrual loans.

Analysis of Changes in Interest Income and Interest Expense

(In Thousands)

	For the Quarter Ended
	September 30, 2019 compared with September 30, 2018
	Volume	Rate	Rate/Volume		Total
Interest earned on:

Loans	$(89)	$119		$(3)	$27

Balances due from financial institutions	3	14		1	18

Held to maturity securities:
Taxable	26	14		1	41
Non taxable	(16)	1			(15)

Available for sale securities:
Taxable	(25)	157		(4)	128
Non taxable	(55)				(55)
Other	1	(6)		(1)	(6)

Total	$(155)	$299		$(6)	$138

Interest paid on:

Savings & interest-bearing DDA	$(29)	$(4)	$		$(33)

Time deposits	(2)	124		(1)	121

Federal funds purchased	(1)				(1)

Borrowings from FHLB	14	1		1	16

Total	$(18)	$121		$-	$103

Analysis of Changes in Interest Income and Interest Expense

(In Thousands)

	For the Nine Months Ended
	September 30, 2019 compared with September 30, 2018
	Volume	Rate	Rate/Volume	Total
Interest earned on:

Loans	$(264)	$958	$(26)	$668

Balances due from financial institutions	19	82	9	110

Held to maturity securities:
Taxable	86	33	4	123
Non taxable	8	(25)	(1)	(18)

Available for sale securities:
Taxable	(173)	683	(38)	472
Non taxable	(140)	9	(2)	(133)
Other	2	20	2	24

Total	$(462)	$1,760	$(52)	$1,246

Interest paid on:

Savings & interest-bearing DDA	$(88)	$447	$(37)	$322

Time deposits	16	346	9	371

Federal funds purchased	(7)	(2)	1	(8)

Borrowings from FHLB	31	31	7	69

Total	$(48)	$822	$(20)	$754

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

The Company’s analysis includes evaluating the current values of collateral securing all nonaccrual loans. Even though nonaccrual loans were $9,473,000 and $8,250,000 at September 30, 2019 and December 31, 2018, respectively, specific reserves of only $79,000 and $315,000, respectively, have been allocated to these loans as collateral values appear sufficient to cover loan losses or the loan balances have been charged down to their realizable value.

The Company’s on-going, systematic evaluation resulted in the Company recording a provision for the allowance for loan losses of $59,000 and $28,000 for the third quarters of 2019 and 2018, respectively, and $169,000 and $91,000 for the first three quarters of 2019 and 2018, respectively. The allowance for loan losses as a percentage of loans was 1.66% and 1.95% at September 30, 2019 and December 31, 2018, respectively. The Company believes that its allowance for loan losses is appropriate as of September 30, 2019.

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

Non-interest income

Quarter Ended September 30, 2019 as Compared with Quarter Ended September 30, 2018

Non-interest income increased $75,000 for the third quarter of 2019 as compared with the third quarter of 2018. Results in the third quarter of 2019 included a gain from the sale of securities of $61,000 and an increase in service charges on deposit accounts of $30,000 as the Company adjusted some its transaction fees to market rates. This increase was partially offset by Trust Department income and fees, which decreased $36,000 due to the decrease in account relationships in 2019.

Nine Months Ended September 30, 2019 as Compared with Nine Months Ended September 30, 2018

Non-interest income decreased $56,000 for the first three quarters of 2019 as compared with the first three quarters of 2018. Results in 2019 included a decrease in Trust Department income and fees, which decreased $135,000 due to the decrease in account relationships. This decrease was partially offset by the gain from the sale of securities of $61,000.

Non-interest expense

Quarter Ended September 30, 2019 as Compared with Quarter Ended September 30, 2018

Total non-interest expense decreased $204,000 for the third quarter of 2019 as compared with the third quarter of 2018. In 2019, net occupancy decreased $29,000, other real estate expenses decreased $26,000, the loss from other investments decreased $109,000 and other expense decreased $120,000 while salaries and employee benefits increased $52,000 and equipment rentals, depreciation and maintenance increased $37,000, as compared with 2018.

Salaries and employee benefits increased as a result of an increase in the liability for our retiree health plan.

Net occupancy expense decreased as result of adjustments to insurance costs.

Equipment rentals, depreciation and maintenance increased as a result of purchases of depreciable assets, primarily technology-related, and an increase in maintenance contracts related to technology services.

ORE expense decreased as writedowns in the value of ORE and the repair costs associated with recent foreclosures were less in 2019.

The loss from other investments decreased as operations of an investment in a low-income housing partnership improved as a result of increased occupancy.

Other expenses decreased as advertising and consulting fees decreased largely due to the time in which the services were performed.

Nine Months Ended September 30, 2019 as Compared with Nine Months Ended September 30, 2018

Total non-interest expense increased $368,000 for the first three quarters of 2019 as compared with the first three quarters of 2018. In 2019, net occupancy increased $97,000, equipment rentals, depreciation and maintenance increased $110,000 and other expense increased $240,000 while the loss from other investments decreased $96,000, as compared with 2018.

Net occupancy expense increased as result of adjustments to insurance costs.

Equipment rentals, depreciation and maintenance increased as a result of purchases of depreciable assets, primarily technology-related, and an increase in maintenance contracts related to technology services.

The loss from other investments decreased as operations of an investment in a low-income housing partnership improved as a result of increased occupancy.

Other expenses increased as a result of non-recurring expenses related to the settlement of a lawsuit of $201,000 as well as consulting fees for operations and strategic planning projects of $60,000.

Income Taxes

At December 31, 2014, the Company established a full valuation allowance on its deferred tax assets. Until such time as the Company returns to sustained earnings, and it is determined that it is more likely than not that the deferred tax asset will be realized, no income tax benefit or expense will generally be recorded.

FINANCIAL CONDITION

Cash and due from banks increased $11,288,000 at September 30, 2019, as compared with December 31, 2018 in the management of the bank subsidiary’s liquidity position.

Loan decreased $8,531,000 at September 30, 2019, as compared with December 31, 2018 as principal payments, maturities, charge-offs and foreclosures relating to existing loans outpaced new loans.

Total deposits increased $27,940,000 at September 30, 2019, as compared with December 31, 2018. Typically, significant increases or decreases in total deposits and/or significant fluctuations among the different types of deposits from quarter to quarter are anticipated by Management as customers in the casino industry and county and municipal entities reallocate their resources periodically.

Borrowings from the Federal Home Loan Bank decreased $35,101,000 at September 30, 2019 compared with December 31, 2018 as the Company utilized funds from increased deposits to reduce borrowings.

SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY

Strength, security and stability have been the hallmark of the Company since its founding in 1985 and of its bank subsidiary since its founding in 1896. A strong capital foundation is fundamental to the continuing prosperity of the Company and the security of its customers and shareholders.

As of September 30, 2019, the most recent notification from the Federal Deposit Insurance Corporation categorized the bank subsidiary as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the bank subsidiary must have a Total risk-based capital ratio of 10.00% or greater, a Common Equity Tier 1 Capital ratio of 6.50% or greater, a Tier 1 risk-based capital ratio of 8.00% or greater and a Leverage capital ratio of 5.00% or greater. As of January 1, 2019, the Company must have a capital conservation buffer above these requirements of 2.50%. There are no conditions or events since that notification that Management believes have changed the bank subsidiary’s category.

The Company’s actual capital amounts and ratios and required minimum capital amounts and ratios as of September 30, 2019 and December 31, 2018, are as follows (in thousands):

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
September 30, 2019 :
Total Capital (to Risk Weighted Assets)	$96,105	25.52%	$30,130	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	91,397	24.27%	16,948	4.50%
Tier 1 Capital (to Risk Weighted Assets)	91,397	24.27%	22,598	6.00%
Tier 1 Capital (to Average Assets)	91,397	14.81%	24,686	4.00%

December 31, 2018:
Total Capital (to Risk Weighted Assets)	$95,627	25.30%	$30,240	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	90,894	24.05%	17,010	4.50%
Tier 1 Capital (to Risk Weighted Assets)	90,894	24.05%	22,680	6.00%
Tier 1 Capital (to Average Assets)	90,894	14.35%	25,344	4.00%

The actual capital amounts and ratios and required minimum capital amounts and ratios for the Bank as of September 30, 2019 and December 31, 2018, are as follows (in thousands):

			For Capital Adequacy
	Actual		Purposes		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2019:
Total Capital (to Risk Weighted Assets)	$92,907	24.79%	$29,978	8.00%	$37,472	10.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	88,524	23.62%	16,862	4.50%	24,357	6.50%
Tier 1 Capital (to Risk Weighted Assets)	88,524	23.62%	22,483	6.00%	29,978	8.00%
Tier 1 Capital (to Average Assets)	88,524	14.27%	24,814	4.00%	31,018	5.00%

December 31, 2018:
Total Capital (to Risk Weighted Assets)	$92,485	24.61%	$60,062	8.00%	$37,577	10.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	87,780	23.36%	16,910	4.50%	24,425	6.50%
Tier 1 Capital (to Risk Weighted Assets)	87,780	23.36%	22,546	6.00%	30,062	8.00%
Tier 1 Capital (to Average Assets)	87,780	14.11%	24,884	4.00%	31,105	5.00%

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

Item 4: Controls and Procedures

As of September 30, 2019, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the period ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Exhibit 101

The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Condition at September 30, 2019 and December 31, 2018, (ii) Consolidated Statements of Income for the quarters and nine months ended September 30, 2019 and 2018, (iii) Consolidated Statements of Comprehensive Income (Loss) for the quarters and nine months ended September 30, 2019 and 2018, (iv) Consolidated Statement of Changes in Shareholders’ Equity for the nine months ended September 30, 2019, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018 and (vi) Notes to the Unaudited Consolidated Financial Statements for the nine months ended September 30, 2019 and 2018.

SIGNATURES

Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL CORPORATION

(Registrant)

Date:	November 12, 2019

By:	/s/ Chevis C. Swetman
Chevis C. Swetman Chairman, President and Chief Executive Officer (principal executive officer)

Date:	November 12, 2019

By:	/s/ Lauri A. Wood
Lauri A. Wood Chief Financial Officer and Controller (principal financial and accounting officer)