Form 10-K
period 2019-12-31
PEOPLES FINANCIAL CORP /MS/
filed 2020-03-13
CIK 770460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019          Commission File Number 001-12103

               PEOPLES FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Mississippi	64-0709834
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Lameuse and Howard Avenues, Biloxi, Mississippi 39533	228-435-5511
(Address of principal executive offices) (Zip code)	(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
None	PFBX	None

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

At June 30, 2019, the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $36,364,000.

On February 14, 2020, the registrant had outstanding 4,943,186 shares of common stock, par value of $1.00 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Definitive Proxy Statement issued in connection with the Annual Meeting of Shareholders to be held April 22, 2020, are incorporated by reference into Part III of this report.

Peoples Financial Corporation

Form 10-K

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

BACKGROUND AND CURRENT OPERATIONS

General

Peoples Financial Corporation (the "Company") is a corporation that was organized as a one bank holding company in 1985. The Company is headquartered in Biloxi, Mississippi. At December 31, 2019, the Company operated in the state of Mississippi through its wholly owned subsidiary, The Peoples Bank, Biloxi, Mississippi (the “Bank”). The Company is engaged, through this subsidiary, in the banking business. The Bank is the Company's principal asset and primary source of revenue.

The Main Office, operations center and asset management and trust services of the Bank are located in downtown Biloxi, MS. At December 31, 2019, the Bank also had 17 branches located throughout Harrison, Hancock, Jackson and Stone Counties. The Bank has automated teller machines ("ATM") at its Main Office, all branch locations and at numerous non-proprietary locations.

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

Most of the Bank's business originates from Harrison, Hancock, Stone and Jackson Counties in Mississippi; however, some business is obtained from other counties in southern Mississippi, southern Louisiana and southern Alabama.

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

The Bank's Asset Management and Trust Services Department (“Trust Department”) offers personal trust, agencies and estate services, including living and testamentary trusts, executorships, guardianships, and conservatorships. Benefit accounts maintained by the Trust Department primarily include self-directed individual retirement accounts. Escrow management, stock transfer and bond paying agency accounts are available to corporate customers.

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

Employees

At December 31, 2019, the Bank employed 154 total employees, with 148 full-time employees and 6 part-time employees. The Company has no employees who are not employees of the bank subsidiary. Through the Bank, employees receive salaries and benefits, which include 401(k) and ESOP plans, cafeteria plan, and life, health and disability insurance. The Company considers its relationship with its employees to be good.

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

●

it may acquire direct or indirect ownership or control of any voting shares of any other bank holding company if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the voting shares of the other bank holding company;

●

it may acquire direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the voting shares of the bank;

●	it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank; or

●	it may merge or consolidate with any other bank holding company.

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

Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is also presumed to exist, although rebuttable, if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

●	the bank holding company has registered securities under Section 12 of the Exchange Act of 1934, as amended (“Exchange Act”); or

●	no other person owns a greater percentage of that class of voting securities immediately after the transaction.

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

Capital

The Federal Reserve has issued risk-based capital ratio and leverage ratio guidelines for bank holding companies. The risk-based capital ratio guidelines establish a systematic analytical framework that:

●	makes regulatory capital requirements sensitive to differences in risk profiles among banking organizations;

●	takes off-balance sheet exposures into explicit account in assessing capital adequacy; and

●	minimizes disincentives to holding liquid, low-risk assets.

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

●

“Tier 1,” or core capital, that includes total equity plus qualifying capital securities and minority interests, excluding unrealized gains and losses accumulated in other comprehensive income, and non-qualifying intangible and servicing assets; and

●

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

Failure to meet applicable capital guidelines could subject the financial institution to a variety of enforcement remedies available to the federal regulatory authorities. These include limitations on the ability to pay dividends, the issuance of a capital directive to increase capital, and the termination of deposit insurance by the FDIC. In addition, the financial institution could be subject to the measures described below under “Prompt Corrective Action” as applicable to “under-capitalized” institutions. Certain provisions of the EGRRCPA have the potential to limit the application of the guidelines to the Company and the Bank if certain elections are made by the Company or Bank. For example, Section 201 of EGRRCPA contains a framework for capital rule simplification known as the Community Bank Leverage Ratio (“CBLR”). According to the Final Rule published by the OCC, Federal Reserve and FDIC in the Federal Register on November 13, 2019, to implement Section 201 of the EGRRCPA, a community banking organization may elect to use the CBLR as a single capital leverage ratio to measure capital adequacy. This CBLR is calculated by dividing tier 1 capital by the community banking organization’s average total consolidated assets. In order to qualify for use of the CBLR, a community banking organization must meet the following criteria: (i) a leverage ratio of greater than 9%, (ii) total consolidated assets of less than $10 billion, (iii) total off-balance sheet exposures (excluding derivatives other than sold credit derivatives and unconditionally cancelable commitments) of 25 percent or less of total consolidates assets and (iv) the sum of trading assets and trading liabilities of 5 percent or less of total consolidated assets. Community banking organizations that qualify may opt into and out of the framework by completing the associated reporting requirements in its Call Report or FR-Y-9C, beginning with the March 31, 2020, report. As of December 31, 2019, the Company and the Bank qualify to elect to use CBLR, and they do not plan to elect to use the CBLR.

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

●

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

●

The new minimum capital to risk-weighted assets requirements are a common equity Tier 1 capital ratio of 4.5% and a Tier 1 capital ratio of 6.0% which is an increase from 4.0%, and a total capital ratio that remains at 8.0%. The minimum leverage ratio (Tier 1 capital to total assets) is 4.0%.

●

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

●

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

●

The new rule also increases the risk weights for past-due loans, certain commercial real estate loans, and some equity exposures, and makes selected other changes in risk weights and credit conversion factors.

The transition period for implementation of Basel III is January 1, 2015, through December 31, 2018. Certain provisions of the EGRRCPA have the potential to limit the application of BASEL III to the Company and the Bank if certain elections are made by the Company or Bank. For example, Section 201 of EGRRCPA contains a framework for capital rule simplification known as the Community Bank Leverage Ratio (“CBLR”). According to the Final Rule published by the OCC, Federal Reserve and FDIC in the Federal Register on November 13, 2019, to implement Section 201 of the EGRRCPA, a community banking organization may elect to use the CBLR as a single capital leverage ratio to measure capital adequacy. This CBLR is calculated by dividing tier 1 capital by the community banking organization’s average total consolidated assets. In order to qualify for use of the CBLR, a community banking organization must meet the following criteria: (i) a leverage ratio of greater than 9%, (ii) total consolidated assets of less than $10 billion, (iii) total off-balance sheet exposures (excluding derivatives other than sold credit derivatives and unconditionally cancelable commitments) of 25 percent or less of total consolidates assets and (iv) the sum of trading assets and trading liabilities of 5 percent or less of total consolidated assets. Community banking organizations that qualify may opt into and out of the framework by completing the associated reporting requirements in its Call Report or FR-Y-9C, beginning with the March 31, 2020, report. As of December 31, 2019, the Company and the Bank qualify to elect to use CBLR, and they do not plan to elect to use the CBLR.

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

●

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

●

“adequately-capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 6% or greater (4% before January 1, 2015), generally, a Tier 1 leverage ratio of 4% or greater, and, after January 1, 2015, a common equity Tier 1 capital ratio of 4.5% or greater, and the institution does not meet the definition of a “well-capitalized” institution;

●	“under-capitalized” if it does not meet one or more of the “adequately-capitalized” tests;

●

“significantly under-capitalized” if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 4% (less than 3% before January 1, 2015), a Tier 1 leverage ratio that is less than 3%, and, after January 1, 2015, a common equity Tier 1 capital ratio that is less than 3%; and

●	“critically under-capitalized” if it has a ratio of tangible equity, as defined in the regulations, to total assets that is equal to or less than 2%.

Throughout 2019, the Bank’s regulatory capital ratios were in excess of the levels established for “well-capitalized” institutions.

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

Under FDICIA, a depository institution that is not “well-capitalized” is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market. As previously stated, the Bank is “well-capitalized” and the FDICIA brokered deposit rule did not adversely affect its ability to accept brokered deposits. Certain provisions of the EGRRCPA have the potential to limit the application of FDICIA and prompt corrective action to the Company and the Bank if certain elections are made by the Company or Bank. For example, Section 201 of EGRRCPA contains a framework for capital rule simplification known as the Community Bank Leverage Ratio (“CBLR”). According to the Final Rule published by the OCC, Federal Reserve and FDIC in the Federal Register on November 13, 2019, to implement Section 201 of the EGRRCPA, a community banking organization may elect to use the CBLR as a single capital leverage ratio to measure capital adequacy. This CBLR is calculated by dividing tier 1 capital by the community banking organization’s average total consolidated assets. In order to qualify for use of the CBLR, a community banking organization must meet the following criteria: (i) a leverage ratio of greater than 9%, (ii) total consolidated assets of less than $10 billion, (iii) total off-balance sheet exposures (excluding derivatives other than sold credit derivatives and unconditionally cancelable commitments) of 25 percent or less of total consolidates assets and (iv) the sum of trading assets and trading liabilities of 5 percent or less of total consolidated assets. Community banking organizations that qualify may opt into and out of the framework by completing the associated reporting requirements in its Call Report or FR-Y-9C, beginning with the March 31, 2020, report. As of December 31, 2019, the Company and the Bank qualify to elect to use CBLR, and they do not plan to elect to use the CBLR.

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

The Community Reinvestment Act

The Community Reinvestment Act of 1977 (“CRA”) and its implementing regulations provide an incentive for regulated financial institutions to meet the credit needs of their local community or communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of such financial institutions. The regulations provide that the appropriate regulatory authority will assess reports under CRA in connection with applications for establishment of domestic branches, acquisitions of banks or mergers involving bank holding companies. An unsatisfactory rating under CRA may serve as a basis to deny an application to acquire or establish a new bank, to establish a new branch or to expand banking services. As of December 31, 2019, the Bank had a “satisfactory” rating under CRA.

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

Consumer Privacy and Other Consumer Protection Laws

The Bank, like all other financial institutions, is required to maintain the privacy of its customers’ non-public, personal information. Such privacy requirements direct financial institutions to:

●	provide notice to customers regarding privacy policies and practices;

●	inform customers regarding the conditions under which their non-public personal information may be disclosed to non-affiliated third parties; and

●	give customers an option to prevent disclosure of such information to non-affiliated third parties.

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

SUPPLEMENTAL STATISTICAL INFORMATION

Schedules I-A through VII present certain statistical information regarding the Company. This information is not audited and should be read in conjunction with the Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements found in Item 8 of this Annual Report on Form 10-K.

Distribution of Assets, Liabilities and Shareholders' Equity and Interest Rates and Differentials

Net Interest Income, the difference between Interest Income and Interest Expense, is the most significant component of the Company's earnings. For interest analytical purposes, Management adjusts Net Interest Income to a "taxable equivalent" basis using a Federal Income Tax rate of 21% in 2019 and 2018 and 34% in 2017 on tax-exempt items (primarily interest on municipal securities).

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

The allocation of the allowance for loan losses by loan category is based on the factors mentioned in the preceding paragraphs. Accordingly, since all of these factors are subject to change, the allocation is not necessarily indicative of the breakdown of future losses. In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-03, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the current incurred loss impairment methodology with a methodology that reflects all current expected credit losses (“CECL”) and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates. ASU 2016-13 was originally to become effective for the Company for interim and annual periods beginning after December 15, 2019. In November 2019, the FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842): Effective Dates. ASU 2019-10 amends the effective date for certain entities, including the Company, for ASU 2016-13, which is now effective for the Company in fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Adoption of this ASU could materially affect its allowance for loan loss methodology, including the calculation of its provision for loan losses. For additional details regarding the pending adoption of this accounting pronouncement, see Note A – Business and Summary of Significant Accounting Policies included in Part II. Item 8. – Financial Statements and Supplementary Data of this report.

Further information concerning the provision for loan losses and the allowance for loan losses is presented in "Management's Discussion and Analysis" in Item 7 of this Annual Report on Form 10-K and in “Note A - Business and Summary of Significant Accounting Policies” to the 2019 Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Return on Equity and Assets

The Company’s results and key ratios for 2015 – 2019 are summarized in the "Selected Financial Data" in Item 6 and "Management's Discussion and Analysis" in Item 7 of this Annual Report on Form 10-K.

Dividends

The Company paid a cash dividend of $ .03, $ .02 and $ .01 per share for the years ended December 31, 2019, 2018 and 2017, respectively.

SCHEDULE I-A

Distribution of Average Assets, Liabilities and Shareholders’ Equity (1) (In thousands)

For the Years Ended December 31,	2019	2018	2017

ASSETS:

Cash and due from banks	$21,571	$23,113	$32,457

Available for sale securities:
Taxable securities	206,231	220,076	217,059
Non-taxable securities	8,953	13,055	15,677
Other securities	2,096	1,519	1,014

Held to maturity securities:
Taxable securities	37,987	33,864	29,389
Non-taxable securities	16,460	18,208	19,082

Other investments	2,644	2,811	2,735

Net loans (2)	262,259	268,019	284,541

Balances due from depository institutions	15,404	9,498	27,819

Other assets	49,314	51,114	50,342

TOTAL ASSETS	$622,919	$641,277	$680,115

LIABILITIES AND SHAREHOLDERS' EQUITY:

Non-interest bearing deposits	$121,829	$121,055	$132,748
Interest bearing deposits	378,758	401,365	435,390
Total deposits	500,587	522,420	568,138

Other liabilities	30,778	33,731	21,063

Total liabilities	531,365	556,151	589,201

Shareholders' equity	91,554	85,126	90,914

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$622,919	$641,277	$680,115

(1) All averages are computed on a daily basis.

(2) Gross loans and discounts, net of unearned income and allowance for loan losses.

SCHEDULE I-B

Average (1) Amount Outstanding for Major Categories of Interest Earning Assets

And Interest Bearing Liabilities (In thousands)

For the Years Ended December 31,	2019	2018	2017

INTEREST EARNING ASSETS:

Loans (2)	$267,263	$273,724	$290,329

Balances due from depository institutions	15,404	9,498	27,819

Available for sale securities:
Taxable securities	206,231	220,076	217,059
Non-taxable securities	8,953	13,055	15,677
Other securities	2,096	1,519	1,014

Held to maturity securities:
Taxable securities	37,987	33,864	29,389
Non-taxable securities	16,460	18,208	19,082

TOTAL INTEREST EARNING ASSETS	$554,394	$569,944	$600,369

INTEREST BEARING LIABILITIES:

Savings and negotiable interest bearing deposits	$291,152	$317,197	$353,352

Time deposits	87,606	84,168	82,038

Federal funds purchased		369	354

Borrowings from FHLB	10,242	13,044	1,883

TOTAL INTEREST BEARING LIABILITIES	$389,000	$414,778	$437,627

(1) All averages are computed on a daily basis.

(2) Net of unearned income. Includes nonaccrual loans

SCHEDULE I-C

Interest Earned or Paid on Major Categories of Interest Earning Assets

And Interest Bearing Liabilities (In thousands)

For the Years Ended December 31,	2019	2018	2017

INTEREST EARNED ON:

Loans	$13,812	$13,265	$12,970

Balances due from depository institutions	346	205	420

Available for sale securities:
Taxable securities	4,788	4,349	3,298
Non-taxable securities	422	608	864
Other securities	71	22	26

Held to maturity securities:
Taxable securities	1,141	970	753
Non-taxable securities	551	580	717

TOTAL INTEREST EARNED (1)	$21,131	$19,999	$19,048

INTEREST PAID ON:

Savings and negotiable interest bearing deposits	$1,662	$1,468	$736

Time deposits	1,336	886	637

Federal funds purchased		10	3

Other borrowed funds	248	294	47

TOTAL INTEREST PAID	$3,246	$2,658	$1,423

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 21% for 2019 and 2018 and 34% for 2017. See disclosure of non-GAAP financial measures on pages 42-43.

SCHEDULE I-D

Average Interest Rate Earned or Paid for Major Categories of

Interest Earning Assets And Interest Bearing Liabilities

For the Years Ended December 31,	2019	2018	2017

AVERAGE RATE EARNED ON:

Loans	5.17%	4.85%	4.47%

Balances due from depository institutions	2.25%	2.16%	1.51%

Available for sale securities:
Taxable securities	2.32%	1.98%	1.52%
Non-taxable securities	4.71%	4.66%	5.51%
Other securities	3.39%	1.45%	2.56%

Held to maturity securities:
Taxable securities	3.00%	2.86%	2.56%
Non-taxable securities	3.35%	3.19%	3.76%

TOTAL (weighted average rate)(1)	3.81%	3.51%	3.17%

AVERAGE RATE PAID ON:

Savings and negotiable interest bearing deposits	.57%	.46%	.21%

Time deposits	1.53%	1.05%	.78%

Federal funds purchased		2.71%	.85%

Other borrowed funds	2.42%	2.25%	2.50%

TOTAL (weighted average rate)	.83%	.64%	.33%

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 21% for 2019 and 2018 and 34% for 2017. See disclosure of non-GAAP financial measures on pages 42 and 43.

SCHEDULE I-E

Net Interest Earnings and Net Yield on Interest Earning Assets

(In thousands, except percentages)

For the Years Ended December 31,	2019	2018	2017

Total interest income (1)	$21,131	$19,999	$19,048

Total interest expense	3,246	2,658	1,423

Net interest earnings	$17,885	$17,341	$17,625

Net yield on interest earning assets	3.23%	3.04%	2.94%

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 21% for 2019 and 2018 and 34% for 2017. See disclosure of non-GAAP financial measures on pages 42 and 43.

SCHEDULE I-F

Analysis of Changes in Interest Income and Interest Expense

(In thousands)

			Increase
For the Years Ended December 31,	2019	2018	(Decrease)	Volume	Rate	Rate/Volume

INTEREST EARNED ON:

Loans (1)	$13,812	$13,265	$547	$(313)	$881	$(21)

Balances due from depository institutions	346	205	141	128	8	5

Available for sale securities:
Taxable securities	4,788	4,349	439	(273)	760	(48)
Non-taxable securities	422	608	(186)	(191)	7	(2)
Other securities	71	22	49	8	30	11

Held to maturity securities:
Taxable securities	1,141	970	171	118	47	6
Non-taxable securities	551	580	(29)	(56)	30	(3)

TOTAL INTEREST EARNED (2)	$21,131	$19,999	$1,132	$(579)	$1,763	$(52)

INTEREST PAID ON:

Savings and negotiable interest bearing deposits	$1,662	$1,468	$194	$(121)	$343	$(28)

Time deposits	1,336	886	450	36	398	16

Federal funds purchased		10	(10)	(10)

Other borrowed funds	248	294	(46)	(63)	22	(5)

TOTAL INTEREST PAID	$3,246	$2,658	$588	$(158)	$763	$(17)

(1) Loan fees of $304 and $310 for 2019 and 2018, respectively, are included in these figures.

(2) All interest earned is reported on a taxable equivalent basis using a tax rate of 21% for 2019 and 2018. See disclosure of non-GAAP financial measures on pages 42 and 43.

SCHEDULE I-F (continued)

Analysis of Changes in Interest Income and Interest Expense

(In thousands)

			Increase
For the Years Ended December 31,	2018	2017	(Decrease)	Volume	Rate	Rate/Volume

INTEREST EARNED ON:

Loans (1)	$13,265	$12,970	$295	$(742)	$1,100	$(63)

Balances due from depository institutions	205	420	(215)	(277)	180	(118)

Available for sale securities:
Taxable securities	4,349	3,298	1,051	46	991	14
Non-taxable securities	608	864	(256)	(145)	(134)	23
Other securities	22	26	(4)	13	(11)	(6)

Held to maturity securities:
Taxable securities	970	753	217	115	89	13
Non-taxable securities	580	717	(137)	(33)	(109)	5

TOTAL INTEREST EARNED (2)	$19,999	$19,048	$951	$(1,023)	$2,106	$(132)

INTEREST PAID ON:

Savings and negotiable interest bearing deposits	$1,468	$736	$732	$(75)	$899	$(92)

Time deposits	886	637	249	17	227	5

Federal funds purchased	10	3	7	1	6

Other borrowed funds	294	47	247	279	(5)	(27)

TOTAL INTEREST PAID	$2,658	$1,423	$1,235	$222	$1,127	$(114)

(1) Loan fees of $310 and $338 for 2018 and 2017, respectively, are included in these figures.

(2) All interest earned is reported on a taxable equivalent basis using a tax rate of 21% for 2018 and 34% for 2017. See disclosure of non-GAAP financial measures on pages 42 and 43.

SCHEDULE II-A

Book Value of Securities Portfolio

(In thousands)

December 31,	2019	2018	2017

Available for sale securities:
U.S. Treasuries, U.S. Government agencies and Mortgage-backed securities	$189,864	$211,014	$230,736

States and political subdivisions	6,447	11,096	14,470

Total	$196,311	$222,110	$245,206

Held to maturity securities:
U.S. Government Agencies	$5,000	$8,185	$8,185

States and political subdivisions	47,231	46,413	42,978

Total	$52,231	$54,598	$51,163

SCHEDULE II-B

Maturity of Securities Portfolio at December 31, 2019

And Weighted Average Yields of Such Securities

(In thousands, except percentage data)

	Maturity
				After one year but			After five years but
	Within one year			within five years			within ten years		After ten years
December 31, 2019	Amount		Yield	Amount		Yield	Amount	Yield	Amount		Yield

Available for sale securities:

U.S. Treasuries, U.S. Government agencies and Mortgage-backed securities		$26,023	1.78%		$38,068	1.50%	$42,950	2.30%		$82,823	3.26%

States and political subdivisions		2,483	3.65%		3,824	3.73%	140	3.50%

Total		$28,506	2.08%		$41,892	1.95%	$43,090	2.30%		$82,823	3.26%

Held to maturity securities:

U.S. Government agencies	$			$			$5,000	2.04%	$

States and political subdivisions		2,718	2.62%		17,036	3.15%	19,209	3.08%		8,268	3.51%

Total		$2,718	2.62%		$17,036	3.15%	$24,209	2.93%		$8,268	3.51%

Note: The weighted average yields are calculated on the basis of cost. Average yields on investments in states and political subdivisions are based on their contractual yield. Available for sale securities are stated at fair value and held to maturity securities are stated at amortized cost.

SCHEDULE III-A

Loan Portfolio

Loans by Type Outstanding (1) (In thousands)

December 31,	2019	2018	2017	2016	2015

Real estate, construction	$26,188	$34,229	$32,211	$32,794	$36,347

Real estate, mortgage	198,907	197,113	206,528	226,157	243,540

Loans to finance agricultural production	92				30

Commercial and industrial	37,340	35,076	35,174	48,361	50,520

Loans to individuals for household, family and other consumer expenditures	5,254	5,694	5,310	6,264	6,548

Obligations of states and political subdivisions	1,006	956	839	1,646	428

All other loans	162	278	387	133	144

Total	$268,949	$273,346	$280,449	$315,355	$337,557

(1) No foreign debt outstanding.

SCHEDULE III-B

Maturities and Sensitivity to Changes in

Interest Rates of the Loan Portfolio as of December 31, 2019

(In thousands)

	Maturity
		Over one year
December 31, 2019	One year or less	through 5 years	Over 5 years	Total

Real estate, construction	$6,573	$11,452	$8,163	$26,188

Real estate, mortgage	12,302	70,928	115,677	198,907

Agricultural			92	92

Commercial and industrial	18,021	13,623	5,696	37,340

Loans to individuals for household, family and other consumer expenditures	1,918	2,877	459	5,254

Obligations of states and political subdivisions		746	260	1,006

All other loans	88	74		162

Total	$38,902	$99,700	$130,347	$268,949

Loans with pre-determined interest rates	$17,599	$89,160	$90,013	$196,772

Loans with floating interest rates	21,303	10,540	40,334	72,177

Total	$38,902	$99,700	$130,347	$268,949

SCHEDULE III-C

Non-Performing Loans (In thousands)

December 31,	2019	2018	2017	2016	2015

Loans accounted for on a nonaccrual basis (1)	$9,266	$8,250	$13,810	$11,854	$15,186

Loans which are contractually past due 90 or more days as to interest or principal payment, but are not included above		55			146

(1) The Bank places loans on a nonaccrual status when, in the opinion of Management, they possess sufficient uncertainty as to timely collection of interest or principal so as to preclude the recognition in reported earnings of some or all of the contractual interest. See “Note A – Business and Summary of Significant Accounting Policies” and “Note C – Loans” to the 2019 Consolidated Financial Statements in Item 8 in this Annual Report on Form 10-K for discussion of impaired loans.

SCHEDULE IV-A

Summary of Loan Loss Expenses

(In thousands, except percentage data)

December 31,	2019	2018	2017		2016	2015

Average amount of loans outstanding (1)(2)	$267,263	$273,724	$290,329		$327,819	$356,294

Balance of allowance for loan losses at beginning of period	$5,340	$6,153	$5,466		$8,070	$9,206

Loans charged-off:

Commercial, financial and agricultural		372	36		509	275
Consumer and other	1,328	1,038	243		3,013	3,833

Total loans charged-off	1,328	1,410	279		3,522	4,108

Recoveries of loans:

Commercial, financial and agricultural	55	112	11		62	19
Consumer and other	140	363	839		288	371

Total recoveries	195	475	850		350	390

Net loans charged-off (recovered)	1,133	935	(571)		3,172	3,718

Provision for loan losses charged to operating expense		122	116		568	2,582

Balance of allowance for loan losses at end of period	$4,207	$5,340	$6,153		$5,466	$8,070

Ratio of net charge-offs during period to average loans outstanding	0.42%	0.34%	(.20%	)	0.97%	1.04%

(1) Net of unearned income.

(2) Includes nonaccrual loans.

SCHEDULE IV-B

Allocation of the Allowance for Loan Losses

(In thousands except percentage data)

	2019		2018		2017		2016		2015
		% of		% of		% of		% of		% of
		Loans to		Loans to		Loans to		Loans to		Loans to
		Total		Total		Total		Total		Total
December 31,	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Real estate, construction	$102	9	$428	12	$242	11	$262	10	$778	11

Real estate, mortgage	3,457	73	4,181	72	4,574	73	4,150	71	5,964	70

Loans to finance agricultural production		1							1	1

Commercial and industrial	553	13	599	12	1,161	12	850	15	1,075	14

Loans to individuals for household, family and other consumer expenditures	91	2	128	2	174	2	200	2	247	2

Obligations of states and political subdivisions	1	1	1	1	1	1		1		1

All other loans	3	1	3	1	1	1	4	1	5	1

Total	$4,207	100	$5,340	100	$6,153	100	$5,466	100	$8,070	100

SCHEDULE V

Summary of Average Deposits and Their Yields

(In thousands, except percentage data)

	2019		2018		2017
Years Ended December 31,	Amount	Rate	Amount	Rate	Amount	Rate

Demand deposits in domestic offices	$121,829	N/A	$121,055	N/A	$132,748	N/A

Negotiable interest bearing deposits in domestic offices	230,492	.69%	257,750	.55%	295,413	.24%

Savings deposits in domestic offices	60,660	.13%	59,447	.09%	57,939	.05%

Time deposits in domestic offices	87,606	1.53%	84,168	1.05%	82,038	.78%

Total	$500,587	1.05%	$522,420	.73%	$568,138	.49%

Certificates of deposit in amounts of $100,000 or more by the amount of time remaining until maturity as of December 31, 2019, are as follows (in thousands):

Remaining maturity:

3 months or less	$35,717
Over 3 months through 6 months	7,586
Over 6 months through 12 months	10,586
Over 12 months	10,603

Total	$64,492

SCHEDULE VI

Short Term Borrowings

(In thousands, except percentage data)

	2019	2018	2017

Balance, December 31,	$2,500	$35,000	$10,000

Weighted average interest rate at December 31,	2.07%	2.65%	1.45%

Maximum outstanding at any month- end during year	$26,064	$35,000	$11,198

Average amount outstanding during year	$10,242	$13,044	$1,883

Weighted average interest rate	2.42%	2.27%	2.44%

Note: Short term borrowings include federal funds purchased from other banks and short term borrowings from the Federal Home Loan Bank.

SCHEDULE VII

Interest Sensitivity/Gap Analysis

(In thousands)

December 31, 2019:	0 - 3 Months	4 - 12 Months		1 - 5 Years		Over 5 Years		Total

ASSETS:

Loans (1)	$77,413	$11,532		$83,110			$87,628	$259,683

Available for sale securities	5,261	23,245		41,892			125,913	196,311

Held to maturity securities	950	1,768		17,036			32,477	52,231

Totals	$83,624	$36,545		$142,038			$246,018	$508,225

FUNDING SOURCES:

Interest bearing deposits	$304,732	$29,094		$19,725		$		$353,551

Borrowings from FHLB	2,515	44		252			715	3,526

Totals	$307,247	$29,138		$19,977			$715	$357,077

REPRICING/MATURITY GAP:

Period	$(223,623)	$7,407		$122,061			$245,303

Cumulative	(223,623)	(216,216)		(94,155)			151,148

Cumulative Gap/Total Assets	(37.60% )	(36.36%	)	(15.83%	)		25.42%

(1) Amounts stated include fixed and variable rate loans that are still accruing interest. Variable rate loans are included in the next period in which they are subject to a change in rate. The principal portions of scheduled payments on fixed instruments are included in the period in which they become due or mature.

Capital Resources

Information about the Company’s capital resources is included in “Note J – Shareholders’ Equity” to the 2019 Consolidated Financial Statements in this Annual Report on Form 10-K.

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

At February 14, 2020, there were 409 holders of the common stock of the Company, which does not reflect persons or entities that hold the common stock in nominee or “street” name through various brokerage firms. At February 14, 2020, there were 4,943,186 shares issued and outstanding.

On November 8, 2019, the Board approved the repurchase of up to 65,000 of the outstanding shares of the Company’s common stock. No shares were repurchased under the plan in 2019.

The Company’s stock is traded under the symbol PFBX on the OTCQX Best Market (“OTCQX”).

The following table sets forth the high and low bid prices of the Company’s common stock for the periods indicated by the OTCQX. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

				Dividend
Year	Quarter	High	Low	Per share

2019	1st	$11.65	$11.22	$
	2nd	12.75	11.36		.01
	3rd	11.95	10.75
	4th	11.00	10.40		.02

2018	1st	$14.70	$12.60	$
	2nd	14.25	13.65		.01
	3rd	14.08	12.95
	4th	13.50	11.20		.01

ITEM 6 - SELECTED FINANCIAL DATA (In thousands except per share data)

	2019	2018	2017	2016	2015
Balance Sheet Summary

Total assets	$594,702	$616,786	$650,424	$688,014		$641,004
Available for sale securities	196,311	222,110	245,664	233,578		202,807
Held to maturity securities	52,231	54,598	51,163	48,150		19,025
Loans, net of unearned discount	268,949	273,346	280,449	315,355		337,557
Deposits	476,143	473,506	529,570	575,016		512,707
Borrowings from FHLB	3,526	36,142	11,198	6,257		18,409
Shareholders' equity	95,123	86,934	89,499	88,461		91,839

Summary of Operations
Interest income	$20,928	$19,750	$18,503	$18,493		$19,311
Interest expense	3,246	2,658	1,423	1,025		875
Net interest income	17,682	17,092	17,080	17,468		18,436
Provision for loan losses		122	116	568		2,582
Net interest income after provision for loan losses	17,682	16,970	16,964	16,900		15,854
Non-interest income	6,367	6,103	6,965	6,549		6,898
Non-interest expense	22,370	22,480	22,251	23,204		28,106
Income (loss) before taxes	1,679	593	1,678	245		(5,354)
Income tax expense (benefit)		(36)	(1,080)	78		(762)
Net income (loss)	$1,679	$629	$2,758	$167		$(4,592)

Per Share Data
Basic and diluted earnings (loss) per share	$.34	$.13	$.54	$.03	$	( .90)
Dividends per share	.03	.02	.01
Book value	19.24	17.59	17.84	17.27		17.93
Weighted average number of shares	4,943,186	5,031,778	5,123,076	5,123,186		5,123,186

Selected Ratios
Return on average assets	0.28%	0.10%	0.41%	0.02%		(.69% )
Return on average equity	1.84%	0.73%	3.08%	0.19%		(4.92% )
Primary capital to average assets	16.27%	14.43%	14.34%	13.99%		15.06%
Risk-based capital ratios:
Tier 1	25.08%	24.05%	23.87%	21.69%		20.58%
Total	26.22%	25.30%	25.12%	22.94%		21.83%

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Peoples Financial Corporation (the “Company”) is a one-bank holding company headquartered in Biloxi, Mississippi. The following presents Management’s discussion and analysis of the consolidated financial condition and results of operations of the Company and its consolidated subsidiaries for the years ended December 31, 2019, 2018 and 2017. These comments highlight the significant events for these years and should be considered in combination with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in this annual report.

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

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) issued new accounting standards updates in 2019, which have been disclosed in Note A to the Consolidated Financial Statements. The Company does not expect that these updates discussed in the Notes will have a material impact on its financial position, results of operations or cash flows. The Company adopted Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) and Accounting Standards Update 2018-03, Technical Corrections and Improvements to Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, that Clarifies the Guidance in ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10), effective January1, 2018, neither of which had a material effect on its financial position, results of operations or cash flows. The Company is currently working on the implementation of Accounting Standards Update 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Further disclosure relating to these efforts is included in Note A.

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

Other Real Estate

Other real estate (“ORE”) includes real estate acquired through foreclosure. Each other real estate property is carried at fair value, less estimated costs to sell. Fair value is principally based on appraisals performed by third-party valuation specialists. If Management determines that the fair value of a property has decreased subsequent to foreclosure, the Company records a write-down which is included in non-interest expense.

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

A reconciliation of these operating performance measures to GAAP performance measures for the years ended December 31, 2019, 2018 and 2017 is included in the table below.

RECONCILIATION OF NON-GAAP PERFORMANCE MEASURES

(in thousands)

Years Ended December 31,	2019	2018	2017

Interest income reconciliation:
Interest income - taxable equivalent	$21,131	$19,999	$19,048
Taxable equivalent adjustment	(203)	(249)	(545)

Interest income (GAAP)	$20,928	$19,750	$18,503

Net interest income reconciliation:
Net interest income - taxable equivalent	$17,885	$17,341	$17,625
Taxable equivalent adjustment	(203)	(249)	(545)

Net interest income (GAAP)	$17,682	$17,092	$17,080

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

The Company recorded net income of $1,679,000 for 2019 compared with net income of $629,000 and $2,758,000 for 2018 and 2017, respectively. Results in 2019 included an increase in net interest income, a reduction in the provision for loan losses, an increase in non-interest income and a decrease in non-interest expense as compared with 2018. Results in 2018 included a significant loss from other investments and increased expenses related to other real estate as compared with 2017.

Managing the net interest margin is a key component of the Company’s earnings strategy. In 2019, interest income increased as interest and fees on loans increased $547,000 and interest on mortgage-backed securities improved $575,000 as compared to 2018. This increase was somewhat offset by the increase in interest expense in the current year. In 2018, interest income increased as interest and fees on loans increased $295,000 and interest on mortgage-backed securities improved $1,313,000 as compared with 2017. This increase however was almost entirely offset by the increase in interest expense in 2018.

Monitoring asset quality, estimating potential losses in our loan portfolio and addressing non-performing loans continue to be emphasized. The Company is working diligently to address and reduce its non-performing assets. The Company’s nonaccrual loans totaled $9,266,000 and $8,250,000 at December 31, 2019 and 2018, respectively. Most of these loans are collateral-dependent, and the Company has carefully evaluated the value of its collateral to determine potential losses.

No provision was recorded in 2019, while the provision for the allowance for loan losses was $122,000 and $116,000 for 2018 and 2017, respectively.

Non-interest income increased $264,000 for 2019 as compared with 2018 and decreased $862,000 for 2018 as compared with 2017. Results for 2019 included an increase in service charges on deposit accounts of $65,000 and a gain from the sale of securities of $147,000. Results for 2018 included a $274,000 loss from other investments. Results for 2017 included a non-recurring gain of $429,000 from the redemption of death benefits on bank owned life insurance.

Non-interest expense decreased $110,000 for 2019 as compared with 2018 and increased $229,000 for 2018 as compared with 2017. The decrease in 2019 was primarily the result of reduced costs of employee benefits. The increase in 2018 was primarily the result of increased write-downs of other real estate of $304,000.

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

2019 as compared with 2018

The Company’s average interest-earning assets decreased approximately $15,550,000, or 3%, from approximately $569,944,000 for 2018 to approximately $554,394,000 for 2019. Average loans decreased approximately $6,461,000 due to principal payments, maturities, charge-offs and foreclosures on existing loans significantly exceeding new loans. Average taxable available for sale securities decreased approximately $13,845,000 and average nontaxable available for sale securities decreased approximately $4,102,000 as maturities of these securities funded the decrease in average savings and interest bearing DDA deposits. The average yield on interest-earning assets was 3.51% for 2018 compared with 3.81% for 2019. The yield on average loans increased from 4.85% for 2018 to 5.17% for 2019 as a result of the increase in prime rate during 2018 on the Company’s floating rate loans as well as the recovery of previously charged-off interest on loans. The yield on taxable available for sale securities increased from 1.98% for 2018 to 2.32% for 2019 as the Company changed its investment strategy to improve yield while not compromising duration and credit risk.

Average interest-bearing liabilities decreased approximately $25,778,000, or 6%, from approximately $414,778,000 for 2018 to approximately $389,000,000 for 2019. Average savings and interest-bearing DDA balances decreased approximately $26,045,000 primarily as several large commercial customers relocated their funds to other institutions in the current year. The average rate paid on interest-bearing liabilities increased 19 basis points, from .64% for 2018 to .83% for 2019. This increase was the result of increased rates in 2018 and 2019.

The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 3.04% for 2018 as compared with 3.23% for 2019.

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

The tables below analyze the changes in tax-equivalent net interest income for the years ended December 31, 2019, 2018 and 2017.

ANALYSIS OF AVERAGE BALANCES, INTEREST EARNED/PAID AND YIELD

(in thousands)

	2019			2018			2017
	Average	Interest		Average	Interest		Average	Interest
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Loans (1)(2)	$267,263	$13,812	5.17%	$273,724	$13,265	4.85%	$290,329	$12,970	4.47%
Balances due from depository institutions	15,404	346	2.25%	9,498	205	2.16%	27,819	420	1.51%
Held to maturity:
Taxable	37,987	1,141	3.00%	33,864	970	2.86%	29,389	753	2.56%
Non taxable (3)	16,460	551	3.35%	18,208	580	3.19%	19,082	717	3.76%
Available for sale:
Taxable	206,231	4,788	2.32%	220,076	4,349	1.98%	217,059	3,298	1.52%
Non taxable (3)	8,953	422	4.71%	13,055	608	4.66%	15,677	864	5.51%
Other	2,096	71	3.39%	1,519	22	1.45%	1,014	26	2.56%

Total	$554,394	$21,131	3.81%	$569,944	$19,999	3.51%	$600,369	$19,048	3.17%

Savings and interest- bearing DDA	$291,152	$1,662	0.57%	$317,197	$1,468	0.46%	$353,352	$736	0.21%
Time deposits	87,606	1,336	1.53%	84,168	886	1.05%	82,038	637	0.78%
Federal funds purchased and securities sold under agreements to repurchase				369	10	2.71%	354	3	0.85%
Borrowings from FHLB	10,242	248	2.42%	13,044	294	2.25%	1,883	47	2.50%

Total	$389,000	$3,246	0.83%	$414,778	$2,658	0.64%	$437,627	$1,423	0.33%
Net tax-equivalent spread			2.98%			2.87%			2.84%
Net tax-equivalent margin on earning assets			3.23%			3.04%			2.94%

(1) Loan fees of $304, $310 and $338 for 2019, 2018 and 2017, respectively, are included in these figures.

(2) Includes nonaccrual loans.

(3) All interest earned is reported on a taxable equivalent basis using a tax rate of 21% in 2019 and 2018 and 34% in 2017. See disclosure of Non-GAAP financial measures on pages 42 and 43.

ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSE

(in thousands)

	For the Year Ended
	December 31, 2019 Compared With December 31, 2018
	Volume	Rate	Rate/Volume	Total
Interest earned on:
Loans	$(313)	$881	$(21)	$547

Balances due from depository institutions	128	8	5	141

Held to maturity securities:
Taxable	118	47	6	171
Non taxable	(56)	30	(3)	(29)

Available for sale securities:
Taxable	(273)	760	(48)	439
Non taxable	(191)	7	(2)	(186)
Other	8	30	11	49

Total	$(579)	$1,763	$(52)	$1,132

Interest paid on:
Savings and interest-bearing DDA	$(121)	$343	$(28)	$194

Time deposits	36	398	16	450

Federal funds purchased	(10)			(10)

Borrowings from FHLB	(63)	22	(5)	(46)

Total	$(158)	$763	$(17)	$588

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

The Company’s analysis includes evaluating the current value of collateral securing all nonaccrual loans. Nonaccrual loans totaled $9,266,000 and $8,250,000 with specific reserves on these loans of $59,000 and $315,000 as of December 31, 2019 and 2018, respectively. The specific reserves allocated to nonaccrual loans are relatively low as collateral values appear sufficient to cover loan losses or the loan balances have been charged down to their realizable value.

The Company’s on-going, systematic evaluation resulted in the Company not recording a provision for the allowance for loan losses in 2019 and recording a total provision for the allowance for loan losses of $122,000 and $116,000 in 2018 and 2017, respectively. As a result of receiving new information and updated appraisals on several collateral-dependent loans, the Company increased the specific provision for several loans in its real estate, mortgage portfolio in 2017. This increase was partially offset by a large recovery in its real estate, construction portfolio during the year. The allowance for loan losses as a percentage of loans was 1.56%, 1.95% and 2.19% at December 31, 2019, 2018 and 2017, respectively. The Company believes that its allowance for loan losses is appropriate as of December 31, 2019.

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

Non-interest Income

2019 as compared with 2018

Total non-interest income increased $264,000 in 2019 as compared with 2018. Trust Department Income and Fees decreased $94,000 due to the decrease in account relationships in the current year. Gains on liquidation, sales and calls of securities increased $147,000 as the Company had opportunities to sell securities which generated gains in 2019. Income (loss) from other investments increased $106,000 in 2019 as compared with 2018 as operations of an investment in a low-income housing partnership improved slightly as a result of increased occupancy. Other income increased $72,000 as rental income increased $83,000 as previously vacant properties were leased in the current year.

2018 as compared with 2017

Total non-interest income decreased $862,000 in 2018 as compared with 2017. Gains on liquidation, sales and calls of securities decreased $117,000 as the Company had opportunities to sell securities which generated gains in 2017. Income from other investments decreased $316,000 in 2018 as compared with 2017 as operations of an investment in a low-income housing partnership declined as a result of decreased occupancy. Prior year’s results included a gain of $429,000 from the redemption of death benefits on bank owned life insurance.

Non-interest Expense

2019 as compared with 2018

Total non-interest expense decreased $110,000 in 2019 as compared with 2018. Salaries and employee benefits decreased $190,000 primarily as a result of decreased costs for the retiree health plan. Net occupancy costs increased $183,000 as telecommunications costs increased $205,000 as the Company incurred redundant costs in the process of reconfiguring its resources for reduced costs and increased functionality in subsequent years. Equipment rentals, depreciation and maintenance decreased $50,000 primarily as a result of depreciable assets, primarily technology-related, purchased in prior years completing their depreciable life in the current year. Other expense decreased $53,000 in 2019 as compared with 2018. Included in this fluctuation is the decrease in other real estate expenses of $701,000, largely due to write-downs of ORE to new appraised values in 2018, which did not occur in 2019. Also impacting other expense were the increase in FDIC and state banking assessments of $126,000 as a result of the reduced assessment rate in 2018, an increase in non-recurring legal fees of $201,000 from the settlement of a lawsuit, an increase in ATM expense of $112,000 as a result of processing conversion costs and an increase in consulting fees of $135,000 primarily due to non-recurring services relating to strategic planning, operational assessments and revenue enhancement projects during 2019.

2018 as compared with 2017

Total non-interest expense increased $229,000 in 2018 as compared with 2017. Net occupancy costs decreased $117,000 as liability insurance premiums decreased $71,000 as the Company reduced some of its coverage and telecommunications costs decreased $88,000 as the Company eliminated some redundant resources. Equipment rentals, depreciation and maintenance increased $128,000 primarily as a result of purchases of depreciable assets, primarily technology-related, and an increase in maintenance contracts related to technology services. Other expense increased $276,000 as a result of the decrease in non-recurring consulting fees of $164,000, the decrease in FDIC and state banking assessments of $176,000 as a result of reduced assessment rate and the increase in other real estate expenses of $514,000, largely due to write-downs of ORE to new appraised values.

Income Taxes

The Company recognized an income tax benefit of $36,000 and $1,080,000 in 2018 and 2017, respectively. During 2014, Management established a valuation allowance against its net deferred tax asset of approximately $8,140,000. As of December 31, 2019, the valuation allowance is still in place. The 2018 and 2017 benefits were the result of the impact of the elimination of the alternative minimum tax credit carryforwards from new tax legislation and the correction of refunds for prior years. Note I to the Consolidated Financial Statements presents a reconciliation of income taxes for these three years and further analysis of the valuation allowance.

FINANCIAL CONDITION

Cash and due from banks increased $12,233,000 at December 31, 2019 compared with December 31, 2018 due to the bank subsidiary’s liquidity position.

Available for sale securities decreased $25,799,000 at December 31, 2019 compared with December 31, 2018 as the maturities exceeded investment purchases.

Held to maturity securities decreased $2,367,000 at December 31, 2019 compared with December 31, 2018 as the maturities exceeded investment purchases.

Loans decreased $4,397,000 at December 31, 2019 compared with December 31, 2018, as principal payments, maturities, charge-offs and foreclosures on existing loans exceeded new loans.

Total deposits increased $2,637,000 at December 31, 2019, as compared with December 31, 2018. Typically, significant increases or decreases in total deposits and/or significant fluctuations among the different types of deposits from year to year are anticipated by Management as customers in the casino industry and county and municipal entities reallocate their resources periodically.

Borrowings from the FHLB decreased $32,616,000 at December 31, 2019 as compared with December 31, 2018 based on the liquidity needs of the bank subsidiary.

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

Significant transactions affecting shareholders’ equity during 2019 are described in Note J to the Consolidated Financial Statements. The Statement of Changes in Shareholders’ Equity also presents all activity in the Company’s equity accounts.

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

The Company also uses other sources of funds, including borrowings from the FHLB. The Company generally anticipates relying on deposits, purchases of federal funds and borrowings from the FHLB for its liquidity needs in 2020.

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

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a smaller reporting company, the Company is not required to provide this information.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Condition as of December 31, 2019 and 2018

Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2019 and 2018

Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017

Notes to the Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition

(in thousands except share data)

December 31,	2019	2018

Assets
Cash and due from banks	$29,424	$17,191

Available for sale securities	196,311	222,110

Held to maturity securities, fair value of $53,130 - 2019; $53,459 - 2018	52,231	54,598

Other investments	2,643	2,811

Federal Home Loan Bank Stock, at cost	2,129	2,069

Loans	268,949	273,346

Less: Allowance for loan losses	4,207	5,340

Loans, net	264,742	268,006

Bank premises and equipment, net of accumulated depreciation	17,421	18,879

Other real estate	7,453	8,943

Accrued interest receivable	1,687	1,956

Cash surrender value of life insurance	19,381	18,841

Other assets	1,280	1,382

Total assets	$594,702	$616,786

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition (continued)

(in thousands except share data)

December 31,	2019	2018

Liabilities and Shareholders' Equity
Liabilities:

Deposits:

Demand, non-interest bearing	$122,592	$114,512

Savings and demand, interest bearing	263,153	278,772

Time, $100,000 or more	64,492	52,787

Other time deposits	25,906	27,435

Total deposits	476,143	473,506

Borrowings from Federal Home Loan Bank	3,526	36,142

Employee and director benefit plans liabilities	18,361	18,415

Other liabilities	1,549	1,789

Total liabilities	499,579	529,852

Shareholders' Equity:
Common stock, $1 par value, 15,000,000 shares authorized, 4,943,186 shares issued and outstanding at December 31, 2019 and 2018	4,943	4,943

Surplus	65,780	65,780

Undivided profits	21,855	20,324

Accumulated other comprehensive income (loss)	2,545	(4,113)

Total shareholders' equity	95,123	86,934

Total liabilities and shareholders' equity	$594,702	$616,786

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Income

(in thousands except per share data)

Years Ended December 31,	2019	2018	2017

Interest income:

Interest and fees on loans	$13,812	$13,265	$12,970

Interest and dividends on securities:

U. S. Treasuries	1,077	1,410	1,602

U.S. Government agencies	477	471	531

Mortgage-backed securities	3,208	2,633	1,320

Collateralized mortgage obligations	192

States and political subdivisions	1,745	1,744	1,634

Other investments	71	22	26

Interest on balances due from depository institutions	346	205	420

Total interest income	20,928	19,750	18,503

Interest expense:

Deposits	2,998	2,354	1,373

Federal funds purchased and securities sold under agreements to repurchase		10	3

Borrowings from Federal Home Loan Bank	248	294	47

Total interest expense	3,246	2,658	1,423

Net interest income	17,682	17,092	17,080

Provision for allowance for loan losses		122	116

Net interest income after provision for allowance for loan losses	$17,682	$16,970	$16,964

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Income (continued)

(in thousands except per share data)

Years Ended December 31,	2019	2018	2017
Non-interest income:

Trust department income and fees	1,614	1,708	1,689

Service charges on deposit accounts	3,802	3,737	3,732

Gain on liquidation, sales and calls of securities	147		134

Gain on sale of other investments		17

Income (loss) from other investments	(168)	(274)	42

Increase in cash surrender value of life insurance	440	455	458

Gain from death benefits from life insurance			429

Other income	532	460	481

Total non-interest income	6,367	6,103	6,965

Non-interest expense:

Salaries and employee benefits	10,701	10,891	10,949

Net occupancy	2,187	2,004	2,121

Equipment rentals, depreciation and maintenance	3,084	3,134	3,006

Other expense	6,398	6,451	6,175

Total non-interest expense	22,370	22,480	22,251

Income before income taxes	1,679	593	1,678

Income tax benefit		(36)	(1,080)

Net income	$1,679	$629	$2,758

Basic and diluted earnings per share	$.34	$.13	$.54
Dividends declared per share	$.03	$.02	$.01

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

Years Ended December 31,	2019	2018	2017

Net income	$1,679	$629	$2,758

Other comprehensive income (loss):

Net unrealized gain (loss) on available for sale securities	6,411	(1,645)	127

Reclassification adjustment for realized gains on available for sale securities called or sold in current year	(147)		(134)

Gain (loss) from unfunded post-retirement benefit obligation	394	459	(1,160)

Total other comprehensive income (loss)	6,658	(1,186)	(1,167)

Total comprehensive income (loss)	$8,337	$(557)	$1,591

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands except share and per share data)

					Accumulated
	Number of				Other
	Common	Common		Undivided	Comprehensive
	Shares	Stock	Surplus	Profits	Income (Loss)	Total

Balance, January 1, 2018	5,083,186	$5,083	$65,780	$21,563	$(2,927)	$89,499

Net income				629		629

Retirement of stock	(140,000)	(140)		(1,767)		(1,907)

Cash dividend ($.02 per share)				(101)		(101)

Other comprehensive loss					(1,186)	(1,186)

Balance, December 31, 2018	4,943,186	4,943	65,780	20,324	(4,113)	86,934

Net income				1,679		1,679

Cash dividend ($.03 per share)				(148)		(148)

Other comprehensive income					6,658	6,658

Balance, December 31, 2019	4,943,186	$4,943	$65,780	$21,855	$2,545	$95,123

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

Years Ended December 31,	2019	2018	2017

Cash flows from operating activities:
Net income	$1,679	$629	$2,758
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,914	1,964	1,914
Provision for allowance for loan losses		122	116
Write-down of other real estate	442	764	460
(Gain) loss on sales of other real estate	(387)	21	101
(Income) loss from other investments	168	274	(42)
Gain from death benefits from life insurance			(429)
Amortization of available for sale securities	182	315	287
Amortization of held to maturity securities	266	260	253
Gain on liquidation, sales and calls of securities	(147)		(134)
Gain on sales of other investments		(17)
Increase in cash surrender value of life insurance	(440)	(455)	(458)
Change in accrued interest receivable	269	(52)	(49)
Change in other assets	102	(57)	(537)
Change in other liabilities	101	506	717

Net cash provided by operating activities	$4,149	$4,274	$4,957

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(in thousands)

Years Ended December 31,	2019	2018	2017
Cash flows from investing activities:
Proceeds from maturities, liquidation, sales and calls of available for sale securities	$65,658	$60,222	$71,315
Purchases of available for sale securities	(33,631)	(39,086)	(83,561)
Proceeds from maturities of held to maturity securities	5,705	760	7,725
Purchases of held to maturity securities	(3,604)	(4,455)	(10,991)
Purchase of Federal Home Loan Bank Stock	(60)	(699)	(831)
Proceeds from sales of other investments		125
Proceeds from sales of other real estate	3,142	3,211	1,666
Loans, net change	1,557	1,461	33,531
Acquisition of premises and equipment	(456)	(690)	(423)
Investment in cash surrender value of life insurance	(100)	(85)	(94)
Proceeds from death benefits from life insurance			1,929

Net cash provided by investing activities	38,211	20,764	20,266

Cash flows from financing activities:
Demand and savings deposits, net change	(7,539)	(52,268)	(51,804)
Time deposits, net change	10,176	(3,796)	6,358
Cash dividends	(148)	(101)	(51)
Retirement of stock		(1,907)	(502)
Borrowings from Federal Home Loan Bank	984,856	1,428,700	131,500
Repayments to Federal Home Loan Bank	(1,017,472)	(1,403,756)	(126,559)

Net cash used in financing activities	(30,127)	(33,128)	(41,058)

Net increase (decrease) in cash and cash equivalents	12,233	(8,090)	(15,835)
Cash and cash equivalents, beginning of year	17,191	25,281	41,116

Cash and cash equivalents, end of year	$29,424	$17,191	$25,281

See Notes to Consolidated Financial Statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Business of The Company

Peoples Financial Corporation (the “Company”) is a one-bank holding company headquartered in Biloxi, Mississippi. Its two subsidiaries are The Peoples Bank, Biloxi, Mississippi (the “Bank”), and PFC Service Corp. Its principal subsidiary is the Bank, which provides a full range of banking, financial and trust services to state, county and local government entities and individuals and small and commercial businesses operating in those portions of Mississippi, Louisiana and Alabama which are within a fifty mile radius of the Waveland, Wiggins and Gautier branches, the Bank’s three most outlying locations (the “trade area”).

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

New Accounting Pronouncements

In April 2019, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2019-04 (“ASU 2019-04”), Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. ASU 2019-04 includes technical corrections relating to scope, held to maturity disclosures, measurement alternative and remeasurement of equity securities. The effective date is for fiscal years beginning after December 31, 2019, including interim periods within those fiscal years. The adoption of this ASU is not expected to have a material effect on the Company’s financial position, result of operations or cash flows.

Accounting Standards Update 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), is intended to provide financial statement users with more decision-useful information related to expected credit losses on financial instruments and other commitments to extend credit by replacing the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates.   ASU 2016-13 does not specify the method for measuring expected credit losses, and an entity is allowed to apply methods that reasonably reflect its expectations of the credit loss estimate.  Additionally, the amendments of ASU 2016-13 require that credit losses on available for sale debt securities be presented as an allowance rather than as a write-down.   The Company has established a Current Expected Credit Loss (CECL) Committee which includes the appropriate members of management, credit administration and accounting to evaluate the impact this ASU will have on the Company’s financial position, results of operations and financial statement disclosures and determine the most appropriate method of implementing this ASU.  The Company selected a third-party vendor to provide allowance for loan loss software as well as advisory services in developing a new methodology that would be compliant with ASU 2016-13, and is working with the approved third-party vendor to develop the CECL model and evaluate its impact.  ASU 2016-13 was originally to become effective for the Company for interim and annual periods beginning after December 15, 2019.   In November 2019, the FASB issued Accounting Standards Update 2019 – 10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842): Effective Dates (“ASU 2019–10”). ASU 2019-10 amends the effective date for certain entities, including the Company, for ASU 2016-13, Financial Instruments – Credit Losses. Because the Company is a smaller reporting company, ASU 2016-13 is now effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 enhances and simplifies certain aspects of income tax accounting guidance related to hybrid tax regimes, interim period accounting for enacted changes in tax law, ownership changes in investments, intraperiod tax allocations and tax basis step-up in goodwill. It is effective for the Company for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The adoption of this ASU is not expected to have a material effect on the Company’s financial position, result of operations or cash flows.

Cash and Due from Banks

The Company is required to maintain average reserve balances in its vault or on deposit with the Federal Reserve Bank. The average amount of these reserve requirements was approximately $383,000 and $527,000 for the years ending December 31, 2019 and 2018, respectively.

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

The ALL is based on Management's evaluation of the loan portfolio under current economic conditions and is an amount that Management believes will be adequate to absorb probable losses on loans existing at the reporting date. On a quarterly basis, the Company’s problem asset committee meets to review the watch list of credits, which is formulated from the loan grading system. Members of this committee include loan officers, collection officers, the special assets director, the chief lending officer, the chief credit officer, the chief financial officer and the chief executive officer. The evaluation includes Management’s assessment of several factors: review and evaluation of specific loans, changes in the nature and volume of the loan portfolio, current and anticipated economic conditions and the related impact on specific borrowers and industry groups, a study of loss experience, a review of classified, non-performing and delinquent loans, the estimated value of any underlying collateral, an estimate of the possibility of loss based on the risk characteristics of the portfolio, adverse situations that may affect the borrower’s ability to repay and the results of regulatory examinations. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change.

The ALL consists of specific and general components. The specific component relates to loans that are classified as impaired. The general component of the allowance relates to loans that are not impaired. Changes to the components of the ALL are recorded as a component of the provision for the allowance for loan losses. Management must approve changes to the ALL and must report its actions to the Board of Directors. The Company believes that its allowance for loan losses is appropriate at December 31, 2019.

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

The general component of the ALL is the loss estimated by applying historical loss percentages to non-classified loans which have been divided into segments. These segments include gaming; hotel/motel; real estate, construction; real estate, mortgage; commercial and industrial and all other. The loss percentages are based on each segment’s historical five year average loss experience which may be adjusted by qualitative factors such as changes in the general economy, or economy or real estate market in a particular geographic area or industry. Management considers the following when assessing risk in the Company's loan portfolio segments: gaming- loans in this segment are primarily susceptible to declines in tourism and general economic conditions; hotel/motel - loans in this segment are primarily susceptible to tourism, declines in occupancy rates, business failure, industry concentrations and general economic conditions; real estate, construction - loans in this segment are primarily susceptible to cost overruns, changes in market demand for property, delay in completion of construction and declining real estate values; real estate, mortgage - loans in this segment are primarily susceptible to general economic conditions, declining real estate values, industry concentrations and business failure; commercial and industrial - loans in this segment are primarily susceptible to general economic conditions, declining real estate values, industry concentrations and business failure; and other - loans in this segment, most of which are consumer loans, are primarily susceptible to regulatory risks, unemployment and general economic conditions.

Bank Premises and Equipment

Bank premises and equipment are stated at cost, less accumulated depreciation. Depreciation is computed by the straight-line method based on the estimated useful lives of the related assets.

Other Real Estate

Other real estate (“ORE”) includes real estate acquired through foreclosure. Each other real estate property is carried at fair value, less estimated costs to sell. Fair value is principally based on appraisals performed by third-party valuation specialists. Any excess of the carrying value of the related loan over the fair value of the real estate at the date of foreclosure is charged against the ALL. Any expense incurred in connection with holding such real estate or resulting from any write-downs in value subsequent to foreclosure is included in non-interest expense. When the other real estate property is sold, a gain or loss is recognized on the sale for the difference, if any, between the sales proceeds and the carrying amount of the property. If the fair value of the ORE, less estimated costs to sell at the time of foreclosure, decreases during the holding period, the ORE is written down with a charge to non-interest expense. Generally, ORE properties are actively marketed for sale and Management is continuously monitoring these properties in order to minimize any losses.

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

Earnings Per Share

Basic and diluted earnings per share are computed on the basis of the weighted average number of common shares outstanding of 4,943,186 for 2019, 5,031,778 for 2018, and 5,123,076 for 2017.

Accumulated Other Comprehensive Income (Loss)

At December 31, 2019, 2018 and 2017, accumulated other comprehensive income (loss) consisted of net unrealized gains (losses) on available for sale securities and over (under) funded liabilities related to the Company’s post-retirement benefit plan.

Statements of Cash Flows

The Company has defined cash and cash equivalents to include cash and due from banks. The Company paid $3,231,710, $2,657,616, and $1,420,399 in 2019, 2018 and 2017, respectively, for interest on deposits and borrowings. No income tax payments were paid in 2019, 2018 and 2017. Loans transferred to other real estate amounted to $1,707,389, $4,706,732 and $1,946,045 in 2019, 2018 and 2017, respectively.

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

NOTE B – SECURITIES:

The amortized cost and fair value of securities at December 31, 2019 and 2018, respectively, are as follows (in thousands):

		Gross	Gross
		Unrealized	Unrealized
December 31, 2019	Amortized Cost	Gains	Losses	Fair Value

Available for sale securities:
U.S. Treasuries	$55,922	$6	$(275)	$55,653

U.S. Government agencies	12,493	93	(16)	12,570

Mortgage-backed securities	104,414	1,832	(93)	106,153

Collateralized mortgage obligations	15,440	251	(203)	15,488

States and political subdivisions	6,412	35		6,447

Total available for sale securities	$194,681	$2,217	$(587)	$196,311

Held to maturity securities:

U.S. Government agencies	$5,000	$	$(20)	$4,980

States and political subdivisions	47,231	985	(66)	48,150

Total held to maturity securities	$52,231	$985	$(86)	$53,130

		Gross	Gross
		Unrealized	Unrealized
December 31, 2018	Amortized Cost	Gains	Losses	Fair Value

Available for sale securities:
U.S. Treasuries	$85,866	$	$(2,443)	$83,423

U.S. Government agencies	17,492	14	(259)	17,247

Mortgage-backed securities	112,391	231	(2,278)	110,344

States and political subdivisions	10,994	102		11,096

Total available for sale securities	$226,743	$347	$(4,980)	$222,110

Held to maturity securities:

U.S. Government agencies	$8,185	$	$(371)	$7,814

States and political subdivisions	46,413	89	(857)	45,645

Total held to maturity securities	$54,598	$89	$(1,228)	$53,459

The amortized cost and fair value of debt securities at December 31, 2019, (in thousands) by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale securities:
Due in one year or less	$28,468	$28,485
Due after one year through five years	38,782	38,569
Due after five years through ten years	20,517	20,522
Due after ten years	2,500	2,582
Mortgage-backed securities	104,414	106,153
Total	$194,681	$196,311

Held to maturity securities:
Due in one year or less	$2,718	$2,722
Due after one year through five years	17,036	17,342
Due after five years through ten years	24,209	24,407
Due after ten years	8,268	8,659
Total	$52,231	$53,130

Available for sale and held to maturity securities with gross unrealized losses at December 31, 2019 and 2018, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows (in thousands):

	Less Than Twelve Months		Over Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2019:
U.S. Treasuries	$4,894	$44	$49,753	$231	$54,647	$275

U.S. Government agencies	4,978	16	4,979	20	9,957	36

Mortgage-backed securities	10,941	93			10,941	93

Collateralized mortgage obligations	10,398	203			10,398	203

States and political
subdivisions	4,602	61	608	5	5,210	66
Total	$35,813	$417	$55,340	$256	$91,153	$673

December 31, 2018:
U.S. Treasuries	$999	$1	$82,424	$2,442	$83,423	$2,443

U.S. Government agencies	4,939	61	17,608	569	22,547	630

Mortgage-backed securities	24,834	293	55,649	1,985	80,483	2,278

States and political subdivisions	8,470	122	19,678	735	28,148	857

Total	$39,242	$477	$175,359	$5,731	$214,601	$6,208

At December 31, 2019, 11 of the 12 securities issued by the U.S. Treasury, 2 of the 4 securities issued by U.S. Government agencies, 6 of the 47 mortgage-backed securities, 2 of the 3 collateralized mortgage obligations and 16 of the 131 securities issued by states and political subdivisions contained unrealized losses.

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

Proceeds from sales of available for sale debt securities were $15,123,868 and $30,748,797 during 2019 and 2017, respectively. Available for sale debt securities were sold and called for realized gains of $146,675 and $133,986 during 2019 and 2017, respectively. There were no sales or calls of available for sale securities in 2018. Proceeds from sales of other investments were $125,145 for a realized gain of $16,995 during 2018.

Securities with a fair value of $230,065,621 and $208,781,426 at December 31, 2019 and 2018, respectively, were pledged to secure public deposits, federal funds purchased and other balances required by law.

NOTE C - LOANS:

The composition of the loan portfolio at December 31, 2019 and 2018 is as follows (in thousands):

December 31,	2019	2018

Gaming	$19,899	$25,767

Hotel/motel	47,294	44,112

Real estate, construction	23,209	28,763

Real estate, mortgage	141,406	140,271

Commercial and industrial	30,626	27,505

Other	6,515	6,928

Total	$268,949	$273,346

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

An analysis of the activity with respect to such loans to related parties is as follows (in thousands):

	2019	2018
Balance, January 1	$9,157	$6,543
January 1 balances, loans of directors appointed during the year		2,142
New loans and advances	1,174	2,272
Repayments	(1,141)	(1,800)

Balance, December 31	$9,190	$9,157

As part of its evaluation of the quality of the loan portfolio, Management monitors the Company’s credit concentrations on a monthly basis. Total outstanding concentrations were as follows (in thousands):

December 31,	2019	2018

Gaming	$19,899	$25,767
Hotel/motel	47,294	44,112
Out of area	13,423	15,244

The age analysis of the loan portfolio, segregated by class of loans, as of December 31, 2019 and 2018 is as follows (in thousands):

											Loans Past
											Due Greater
	Number of Days Past Due										Than 90
					Greater		Total			Total	Days and
	30 - 59		60 - 89		Than 90		Past Due		Current	Loans	Still Accruing
December 31, 2019:
Gaming	$		$		$		$		$19,899	$19,899	$
Hotel/motel									47,294	47,294
Real estate, construction		303		69		14		386	22,823	23,209
Real estate, mortgage		4,150		343		5,580		10,073	131,333	141,406
Commercial and industrial		92		58		218		368	30,258	30,626
Other		50		12				62	6,453	6,515

Total		$4,595		$482		$5,812		$10,889	$258,060	$268,949	$
December 31, 2018:
Gaming	$		$		$		$		$25,767	$25,767	$
Hotel/motel									44,112	44,112
Real estate, construction		1,987		340		860		3,187	25,576	28,763
Real estate, mortgage		2,866		7,129		1,730		11,725	128,546	140,271	51
Commercial and industrial		9		110		1,661		1,780	25,725	27,505	4
Other		107		3				110	6,818	6,928

Total		$4,969		$7,582		$4,251		$16,802	$256,544	$273,346	$55

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

An analysis of the loan portfolio by loan grade, segregated by class of loans, as of December 31, 2019 and 2018 is as follows (in thousands):

	Loans With A Grade Of:
	A, B or C	S		D		E		F	Total
December 31, 2019:
Gaming	$19,899	$		$		$		$	$19,899

Hotel/motel	47,294								47,294

Real estate, construction	22,611				83		515		23,209

Real estate, mortgage	123,841		5,338		3,608		8,619		141,406

Commercial and industrial	21,609		8,627		59		331		30,626

Other	6,501				12		2		6,515

Total	$241,755		$13,965		$3,762		$9,467	$	$268,949

December 31, 2018:
Gaming	$21,080	$			$4,687	$		$	$25,767

Hotel/motel	44,112								44,112

Real estate, construction	27,096				217		1,450		28,763

Real estate, mortgage	111,719		10,430		12,992		5,130		140,271

Commercial and industrial	25,335				218		1,952		27,505

Other	6,904				20		4		6,928

Total	$236,246		$10,430		$18,134		$8,536	$	$273,346

A loan may be impaired but not on nonaccrual status when the loan is well secured and in the process of collection. Total loans on nonaccrual as of December 31, 2019 and 2018 are as follows (in thousands):

December 31,	2019	2018

Real estate, construction	$515	$1,439

Real estate, mortgage	8,495	4,954

Commercial and industrial	256	1,855

Other		2

Total	$9,266	$8,250

Prior to 2018, certain loans were modified by granting interest rate concessions to these customers with such loans being classified as troubled debt restructurings. During 2019 and 2018 the Company did not restructure any additional loans. Specific reserves of $63,106 and $69,000 have been allocated to troubled debt restructurings as of December 31, 2019 and 2018, respectively. The Bank had no commitments to lend additional amounts to customers with outstanding loans classified as troubled debt restructurings as of December 31, 2019 and 2018.

Impaired loans, which include loans classified as nonaccrual and troubled debt restructurings, segregated by class of loans, as of December 31, 2019 and 2018 were as follows (in thousands):

	Unpaid Principal Balance	Recorded Investment	Related Allowance		Average Recorded Investment	Interest Income Recognized
December 31, 2019:
With no related allowance recorded:
Real estate, construction	$292	$292	$		$312	$
Real estate, mortgage	8,906	8,906			9,075		29
Commercial and industrial	217	217			217

Total	9,415	9,415			9,604		29

With a related allowance recorded:
Real estate, construction	223	223		20	230
Real estate, mortgage	624	624		98	614		27
Commercial and industrial	39	39		4	41

Total	886	886		122	885		27

Total by class of loans:
Real estate, construction	515	515		20	542
Real estate, mortgage	9,530	9,530		98	9,689		56
Commercial and industrial	256	256		4	258

Total	$10,301	$10,301		$122	$10,489		$56

	Unpaid Principal Balance	Recorded Investment	Related Allowance		Average Recorded Investment	Interest Income Recognized
December 31, 2018:
With no related allowance recorded:
Real estate, construction	$1,171	$784	$		$785	$
Real estate, mortgage	5,508	5,474			5,826		29
Commercial and industrial	2,083	1,855			2,204
Other	2	2			3

Total	8,764	8,115			8,818		29

With a related allowance recorded:
Real estate, construction	742	655		283	633
Real estate, mortgage	574	574		101	589		25

Total	1,316	1,229		384	1,222		25

Total by class of loans:
Real estate, construction	1,913	1,439		283	1,418
Real estate, mortgage	6,082	6,048		101	6,415		54
Commercial and industrial	2,083	1,855			2,204
Other	2	2			3

Total	$10,080	$9,344		$384	$10,040		$54

Transactions in the allowance for loan losses for the years ended December 31, 2019, 2018 and 2017, and the balances of loans, individually and collectively evaluated for impairment, as of December 31, 2019, 2018 and 2017 are as follows (in thousands):

	Gaming		Hotel/Motel		Real Estate, Construction	Real Estate, Mortgage	Commercial and Industrial	Other	Total
December 31, 2019:
Allowance for Loan Losses:
Beginning Balance		$416		$1,442	$429	$2,444	$476	$133	$5,340
Charge-offs					(404)	(63)	(591)	(270)	(1,328)
Recoveries					25	4	55	111	195
Provision		(193)		(663)	52	69	613	122
Ending Balance		$223		$779	$102	$2,454	$553	$96	$4,207

Allowance for Loan Losses:
Ending balance: individually evaluated for impairment	$		$		$20	$180	$57	$4	$261
Ending balance: collectively evaluated for impairment		$223		$779	$82	$2,274	$496	$92	$3,946

Total Loans:
Ending balance: individually evaluated for impairment	$		$		$597	$12,228	$390	$15	$13,230
Ending balance: collectively evaluated for impairment		$19,899		$47,294	$22,612	$129,178	$30,236	$6,500	$255,719

	Gaming		Hotel/Motel		Real Estate, Construction	Real Estate, Mortgage	Commercial and Industrial	Other	Total
December 31, 2018:
Allowance for Loan Losses:
Beginning Balance		$536		$936	$242	$3,369	$892	$178	$6,153
Charge-offs						(715)	(372)	(323)	(1,410)
Recoveries					17	188	112	158	475
Provision		(120)		506	170	(398)	(156)	120	122
Ending Balance		$416		$1,442	$429	$2,444	$476	$133	$5,340

Allowance for Loan Losses:
Ending balance: individually evaluated for impairment	$		$		$283	$322	$120	$3	$728
Ending balance: collectively evaluated for impairment		$416		$1,442	$146	$2,122	$356	$130	$4,612

Total Loans:
Ending balance: individually evaluated for impairment		$4,687	$		$1,667	$18,122	$2,170	$24	$26,670
Ending balance: collectively evaluated for impairment		$21,080		$44,112	$27,096	$122,149	$25,335	$6,904	$246,676

	Gaming		Hotel/Motel		Real Estate, Construction	Real Estate, Mortgage	Commercial and Industrial	Other	Total
December 31, 2017:
Allowance for Loan Losses:
Beginning Balance		$545		$957	$265	$2,843	$651	$205	$5,466
Charge-offs						(8)	(36)	(235)	(279)
Recoveries					718	29	11	92	850
Provision		(9)		(21)	(741)	505	266	116	116
Ending Balance		$536		$936	$242	$3,369	$892	$178	$6,153

Allowance for Loan Losses:
Ending balance: individually evaluated for impairment	$		$		$145	$1,082	$636	$6	$1,869
Ending balance: collectively evaluated for impairment		$536		$936	$97	$2,287	$256	$172	$4,284

Total Loans:
Ending balance: individually evaluated for impairment	$			$4,207	$1,799	$25,160	$3,228	$18	$34,412
Ending balance: collectively evaluated for impairment		$26,142		$30,675	$26,061	$133,509	$23,132	$6,518	$246,037

NOTE D - BANK PREMISES AND EQUIPMENT:

Bank premises and equipment are shown as follows (in thousands):

December 31,	Estimated Useful Lives (in years)			2019	2018

Land				$5,783	$5,783
Building	5	-	40	30,688	30,681
Furniture, fixtures and equipment	30	-	10	17,283	17,430
Totals, at cost				53,754	53,894
Less: Accumulated depreciation				36,333	35,015
Totals				$17,421	$18,879

NOTE E – OTHER REAL ESTATE:

The Company’s other real estate consisted of the following as of December 31, 2019 and 2018, respectively (in thousands except number of properties):

December 31,	2019		2018
	Number of		Number of
	Properties	Balance	Properties	Balance
Construction, land development and other land	12	$4,828	12	$6,007
1 - 4 family residential properties	3	370	3	859
Nonfarm nonresidential	4	1,902	5	1,725
Other	1	353	1	352
Total	20	$7,453	21	$8,943

NOTE F - DEPOSITS:

At December 31, 2019, the scheduled maturities of time deposits are as follows (in thousands):

2020	$70,673
2021	13,775
2022	2,615
2023	2,001
2024	1,334

Total	$90,398

Time deposits of $250,000 or more totaled approximately $46,618,000 and $39,805,000 at December 31, 2019 and 2018, respectively.

Deposits held for related parties amounted to $2,259,360 and $3,676,971 at December 31, 2019 and 2018, respectively.

Overdrafts totaling $422,304 and $1,044,409 were reclassified as loans at December 31, 2019 and 2018, respectively.

NOTE G – FEDERAL FUNDS PURCHASED:

At December 31, 2019, the Company had facilities in place to purchase federal funds up to $40,000,000 under established credit arrangements.

NOTE H - BORROWINGS:

At December 31, 2019, the Company was able to borrow up to $14,647,619 from the Federal Reserve Bank Discount Window Primary Credit Program. The borrowing limit is based on the amount of collateral pledged, with certain loans from the Bank’s portfolio serving as collateral. Borrowings bear interest at the primary credit rate, which is established periodically by the Federal Reserve Board, and have a maturity of one day. The primary credit rate was 2.25% at December 31, 2019. There was no outstanding balance at December 31, 2019.

At December 31, 2019, the Company had $3,526,319 outstanding in advances under a $59,008,622 line of credit with the FHLB. One advance in the amount of $2,500,000 bears interest at 1.45% at December 31, 2019 and matures in 2020. New advances may subsequently be obtained based on the liquidity needs of the bank subsidiary. The remaining balance consists of smaller advances bearing interest from 2.604% to 7.00% with maturity dates from 2030 – 2040. The advances are collateralized by specific loans, for which certain documents are held in custody by the FHLB, and, if needed, specific investment securities that are held in safekeeping at the FHLB.

NOTE I - INCOME TAXES:

Deferred taxes (or deferred charges) as of December 31, 2019 and 2018, included in other assets, were as follows (in thousands):

December 31,	2019		2018

Deferred tax assets:
Allowance for loan losses		$883		$1,121
Employee benefit plans' liabilities		3,189		3,117
Unrealized loss on available for sale securities, charged from equity				973
Loss on credit impairment of securities		356		356
Earned retiree health benefits plan liability		1,049		1,048
General business and AMT credits		1,707		1,750
Tax net operating loss carryforward		2,048		2,118
Other		863		943
Valuation allowance		(7,099)		(8,642)
Deferred tax assets		2,996		2,784
Deferred tax liabilities:
Unrealized gain on available for sale securities, charged from equity		342
Unearned retiree health benefits plan asset		381		298
Bank premises and equipment		2,047		2,235
Other		226		251
Deferred tax liabilities		2,996		2,784
Net deferred taxes	$		$

Income taxes consist of the following components (in thousands):

Years Ended December 31,	2019		2018	2017

Current	$		$(36)	$(1,080)
Deferred:
Federal		166	(425)	4,023
Change in valuation allowance		(166)	425	(4,023)
Total deferred
Totals	$		$(36)	$(1,080)

Income taxes amounted to less than the amounts computed by applying the U.S. Federal income tax rate of 21.0% for 2019 and 2018 and 34.0% for 2017 to income before income taxes. The reasons for these differences are shown below (in thousands):

	2019			2018		2017
	Tax		Rate	Tax	Rate	Tax	Rate
Taxes computed at statutory rate		$321	21	$125	21	$571	34
Increase (decrease) resulting from:
Tax-exempt interest income		(172)	(11)	(206)	(35)	(362)	(22)
Income from BOLI		(92)	(6)	(96)	(16)	(302)	(18)
Federal tax credits		(20)	(1)	(298)	(50)	(298)	(18)
Other		129	8	50	8	(656)	(39)
Impact of tax rate change						3,990	238
Change in valuation allowance for enacted change in tax rates						(3,990)	(238)
Realization of AMT credit				(36)	(6)	(742)	(44)
Other changes in valuation allowance		(166)	(11)	425	72	709	42

Total income tax (benefit) expense	$			$(36)	(6)	$(1,080)	(65)

During 2019, the Company recorded no income tax benefit or expense. During 2018 and 2017, the Company recorded an income tax benefit of $36,000 and $1,080,000, respectively. On December 22, 2017, the President signed into law The Tax Cuts and Jobs Act (the “Act”). In addition to reducing U.S. corporate income tax rates from 34% to 21%, the Act repealed the alternative minimum tax (“AMT”) regime for tax years beginning after December 31, 2017. For tax years beginning in 2018, 2019 and 2020, the AMT credit carryforward can be utilized to offset regular tax with any remaining AMT carryforwards eligible for a refund of 50%. Any remaining AMT credit carryforwards will become fully refundable beginning in the 2021 tax year. As a result, during 2018 and 2017, the Company reclassified the AMT credit carryforward to a tax receivable resulting in a deferred tax benefit of $36,000 and $742,000, respectively. In 2017, the Company also recorded a current tax benefit of $338,000 to account for the carryback of general business tax credits to open tax years.

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

The Company intends to maintain this valuation allowance until it determines it is more likely than not that the asset can be realized through current and future taxable income. If not utilized, the Company’s federal net operating loss of $9,753,000 will begin to expire in 2035.

The Company has reviewed its income tax positions and specifically considered the recognition and measurement requirements of the benefits recorded in its financial statements for tax positions taken or expected to be taken in its tax returns. The Company currently has no unrecognized tax benefits that, if recognized, would favorably affect the income tax rate in future periods.

NOTE J - SHAREHOLDERS' EQUITY:

Shareholders’ equity of the Company includes the undistributed earnings of the bank subsidiary. Dividends to the Company’s shareholders can generally be paid only from dividends paid to the Company by its bank subsidiary. Consequently, dividends are dependent upon the earnings, capital needs, regulatory policies and statutory limitations affecting the bank subsidiary. Dividends paid by the bank subsidiary are subject to the written approval of the Commissioner of Banking and Consumer Finance of the State of Mississippi and the Federal Deposit Insurance Corporation (the “FDIC”). At December 31, 2019, $13,703,377 of undistributed earnings of the bank subsidiary included in consolidated surplus and retained earnings was available for future distribution to the Company as dividends with regulatory approval. Dividends paid by the Company are subject to the written approval of the Federal Reserve Bank (“FRB”).

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

On November 8, 2019, the Board approved the repurchase of up to 65,000 of the outstanding shares of the Company’s common stock. As a result of this repurchase plan, no shares have been repurchased and retired through December 31, 2019.

On April 25, 2018, the Board declared a dividend of $.01 per share payable May 10, 2018 to shareholders of record as of May 7, 2018. On September 26, 2018, the Board declared a dividend of $.01 per share payable on October 15, 2018 to shareholders of record as of October 9, 2018.

On April 24, 2019, the Board declared a dividend of $.01 per share payable May 10, 2019 to shareholders of record as of May 6, 2019. On November 8, 2019, the Board declared a dividend of $.02 per share payable on November 25, 2019 to shareholders of record as of November 20, 2019.

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

As of December 31, 2019, the most recent notification from the FDIC categorized the bank subsidiary as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the bank subsidiary must have a Total risk-based capital ratio of 10.00% or greater, a Common equity tier 1 capital ratio of 6.50% or greater, a Tier 1 risk-based capital ratio of 8.00% or greater and a Leverage capital ratio of 5.00% or greater. As of January 1, 2019, the Company must have a capital conservation buffer above these requirements of 2.50%. There are no conditions or events since that notification that Management believes have changed the bank subsidiary’s category.

The Company’s actual capital amounts and ratios and required minimum capital amounts and ratios for 2019 and 2018, are as follows (in thousands):

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
December 31, 2019:
Total Capital (to Risk Weighted Assets)	$96,632	26.22%	$29,487	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	92,425	25.08%	16,586	4.50%
Tier 1 Capital (to Risk Weighted Assets)	92,425	25.08%	22,115	6.00%
Tier 1 Capital (to Average Assets)	92,425	15.26%	24,230	4.00%

December 31, 2018:
Total Capital (to Risk Weighted Assets)	$95,627	25.30%	$30,240	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	90,894	24.05%	17,010	4.50%
Tier 1 Capital (to Risk Weighted Assets)	90,894	24.05%	22,680	6.00%
Tier 1 Capital (to Average Assets)	90,894	14.35%	25,344	4.00%

The bank subsidiary’s actual capital amounts and ratios and required minimum capital amounts and ratios and capital amounts and ratios to be well capitalized for 2019 and 2018, are as follows (in thousands):

			For Capital		To Be Well
	Actual		Adequacy Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2019:
Total Capital (to Risk Weighted Assets)	$93,228	25.48%	$29,274	8.00%	$36,592	10.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	89,021	24.33%	16,466	4.50%	23,785	6.50%
Tier 1 Capital (to Risk Weighted Assets)	89,021	24.33%	21,955	6.00%	29,274	8.00%
Tier 1 Capital (to Average Assets)	89,021	14.72%	24,198	4.00%	30,248	5.00%

December 31, 2018:
Total Capital (to Risk Weighted Assets)	$92,485	24.61%	$30,062	8.00%	$37,577	10.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	87,780	23.36%	16,910	4.50%	24,425	6.50%
Tier 1 Capital (to Risk Weighted Assets)	87,780	23.36%	22,546	6.00%	30,062	8.00%
Tier 1 Capital (to Average Assets)	87,780	14.11%	24,884	4.00%	31,105	5.00%

NOTE K - OTHER INCOME AND EXPENSES:

Other income consisted of the following (in thousands):

Years Ended December 31,	2019	2018	2017

Other service charges, commissions and fees	$91	$93	$99
Rentals	329	246	298
Other	112	121	84
Totals	$532	$460	$481

Other expenses consisted of the following (in thousands):

Years Ended December 31,	2019	2018	2017

Advertising	$529	$557	$538
Data processing	1,356	1,355	1,289
FDIC and state banking assessments	374	248	424
Legal and accounting	714	449	422
Other real estate	553	1,254	740
ATM expense	697	585	582
Trust expense	368	304	307
Other	1,807	1,699	1,873
Totals	$6,398	$6,451	$6,175

NOTE L - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK:

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and irrevocable letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract amounts of those instruments reflect the extent of involvement the bank subsidiary has in particular classes of financial instruments. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and irrevocable letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the agreement. Irrevocable letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.

Commitments and irrevocable letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments and irrevocable letters of credit may expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. The Company evaluated each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit is based on Management's credit evaluation of the customer. Collateral obtained varies but may include equipment, real property and inventory.

The Company generally grants loans to customers in its trade area.

At December 31, 2019 and 2018, the Company had outstanding irrevocable letters of credit aggregating $89,097 and $235,141, respectively. At December 31, 2019 and 2018, the Company had outstanding unused loan commitments aggregating $28,596,286 and $31,885,422, respectively. Approximately $15,082,587 and $15,539,762 of outstanding commitments were at fixed rates and the remainder were at variable rates at December 31, 2019 and 2018, respectively.

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

CONDENSED BALANCE SHEETS (IN THOUSANDS):

December 31,	2019		2018

Assets
Investments in subsidiaries, at underlying equity:
Bank subsidiary		$91,718		$83,820
Nonbank subsidiary		1		1

Cash in bank subsidiary		740		283

Other assets		2,664		2,830

Total assets		$95,123		$86,934

Liabilities and Shareholders' Equity:
Other liabilities	$		$

Total liabilities

Shareholders' equity		95,123		86,934

Total liabilities and shareholders' equity		$95,123		$86,934

CONDENSED STATEMENTS OF INCOME (IN THOUSANDS):

Years Ended December 31,	2019	2018	2017

Income
Distributed income of bank subsidiary	$700	$901	$1,900
Undistributed income of bank subsidiary	1,240	112	942
Other income (loss)	(164)	(252)	47

Total income	1,776	761	2,889

Expenses
Other	97	132	131

Total expenses	97	132	131

Income before income taxes	1,679	629	2,758

Income tax

Net income	$1,679	$629	$2,758

CONDENSED STATEMENTS OF CASH FLOWS (IN THOUSANDS):

Years Ended December 31,	2019	2018	2017

Cash flows from operating activities:
Net income	$1,679	$629	$2,758
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Income) loss from other investments	166	274	(42)
Undistributed income of subsidiaries	(1,240)	(112)	(942)
Gain from sale of securities		(17)
Other assets			(20)

Net cash provided by operating activities	605	774	1,754

Cash flows from investing activities:
Redemption of equity securities		125

Net cash provided by investing activities		125

Cash flows from financing activities:
Retirement of common stock		(1,907)	(502)
Dividends paid	(148)	(101)	(51)

Net cash used in financing activities	(148)	(2,008)	(553)

Net increase (decrease) in cash	457	(1,109)	1,201
Cash, beginning of year	283	1,392	191

Cash, end of year	$740	$283	$1,392

NOTE O - EMPLOYEE AND DIRECTOR BENEFIT PLANS:

The Company sponsors the Peoples Financial Corporation Employee Stock Ownership Plan (“ESOP”). Employees who are in a position requiring at least 1,000 hours of service during a plan year and who are 21 years of age are eligible to participate in the ESOP. The Plan included 401(k) provisions and the former Gulf National Bank Profit Sharing Plan. Effective January 1, 2001, the ESOP was amended to separate the 401(k) funds into the Peoples Financial Corporation 401(k) Profit Sharing Plan. The separation had no impact on the eligibility or benefits provided to participants of either plan. The 401(k) provides for a matching contribution of 75% of the amounts contributed by the employee (up to 6% of compensation). Contributions are determined by the Board of Directors and may be paid either in cash or Peoples Financial Corporation common stock. Total contributions to the plans charged to operating expense were $260,000, $260,000 and $260,000 in 2019, 2018 and 2017, respectively.

The ESOP was frozen to further contributions and eligibility effective January 1, 2019. Compensation expense of $7,285,390 and $7,106,959 was the basis for determining the ESOP contribution allocation to participants for 2018 and 2017, respectively. The ESOP held 237,923, 247,627 and 270,455 allocated shares at December 31, 2019, 2018 and 2017, respectively.

The Company established an Executive Supplemental Income Plan and a Directors' Deferred Income Plan, which provide for pre-retirement and post-retirement benefits to certain key executives and directors. Benefits under the Executive Supplemental Income Plan are based upon the position and salary of the officer at retirement or death. Normal retirement benefits under the plan are equal to 67% of salary for the president and chief executive officer, 58% of salary for the executive vice president and 50% of salary for all other executive officers and are payable monthly over a period of fifteen years. Under the Directors’ Deferred Income Plan, the directors are given an opportunity to defer receipt of their annual directors’ fees until retirement from the board. For those who choose to participate, benefits are payable monthly for ten years beginning the first day of the month following the director’s normal retirement date. The normal retirement date is the later of the normal retirement age (65) or separation of service. Interest on deferred fees accrues at an annual rate of ten percent, compounded annually. The Company has acquired insurance policies, with the bank subsidiary as owner and beneficiary, which it may use as a source to pay potential benefits to the plan participants. These contracts are carried at their cash surrender value, which amounted to $17,024,779 and $16,620,943 at December 31, 2019 and 2018, respectively. The present value of accumulated benefits under these plans, using an interest rate of 4.00% and the interest ramp-up method has been accrued. The accrual amounted to $13,229,501 and $12,919,127 at December 31, 2019 and 2018, respectively, and is included in Employee and director benefit plans liabilities.

The Company also has additional plans for post-retirement benefits for certain key executives. The Company has acquired insurance policies, with the bank subsidiary as owner and beneficiary, which it may use as a source to pay potential benefits to the plan participants. These contracts are carried at their cash surrender value, which amounted to $1,850,592 and $1,729,904 at December 31, 2019 and 2018, respectively. The present value of accumulated benefits under these plans using an interest rate of 4.00% and the projected unit cost method has been accrued. The accrual amounted to $1,622,840 and $1,613,326 at December 31, 2019 and 2018, respectively, and is included in Employee and director benefit plans liabilities.

Additionally, there are two endorsement split dollar policies, with the bank subsidiary as owner and beneficiary, which provide a guaranteed death benefit to the participants’ beneficiaries. These contracts are carried at their cash surrender value, which amounted to $311,088 and $306,146 at December 31, 2019 and 2018, respectively. The present value of accumulated benefits under these plans using an interest rate of 4.00% and the projected unit cost method has been accrued. The accrual amounted to $101,613 and $97,587 at December 31, 2019 and 2018, respectively, and is included in Employee and director benefit plans liabilities.

The Company has additional plans for post-retirement benefits for directors. The Company has acquired insurance policies, with the bank subsidiary as owner and beneficiary, which it may use as a source to pay potential benefits to the plan participants. These contracts are carried at their cash surrender value, which amounted to $194,270 and $184,070 at December 31, 2019 and 2018, respectively. The present value of accumulated benefits under these plans using an interest rate of 4.00% and the projected unit cost method has been accrued. The accrual amounted to $229,392 and $213,661 at December 31, 2019 and 2018, respectively, and is included in Employee and director benefit plans liabilities.

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

The following is a summary of the components of the net periodic post-retirement benefit cost (credit)(in thousands):

Years Ended December 31,	2019	2018	2017

Service cost	$88	$171	$153

Interest cost	107	136	135

Amortization of net gain	(129)

Amortization of prior service credit	(81)	(81)	(81)

Net periodic post-retirement benefit cost (credit)	$(15)	$226	$207

The discount rate used in determining the accumulated post-retirement benefit obligation was 3.20% in 2019 and 4.30% in 2018. The assumed health care cost trend rate used in measuring the accumulated post-retirement benefit obligation was 6.25% in 2019. The rate was assumed to decrease gradually to 4.50% for 2026 and remain at that level thereafter. If the health care cost trend rate assumptions were increased 1.00%, the accumulated post-retirement benefit obligation as of December 31, 2019, would be increased by 16.78%, and the aggregate of the service and interest cost components of the net periodic post-retirement benefit cost for the year then ended would have increased by 17.46%. If the health care cost trend rate assumptions were decreased 1.00%, the accumulated post-retirement benefit obligation as of December 31, 2019, would be decreased by 13.51%, and the aggregate of the service and interest cost components of the net periodic post-retirement benefit cost for the year then ended would have decreased by 13.98%.

The following table presents the estimated benefit payments for each of the next five years and in the aggregate for the next five years (in thousands):

2020	$73
2021	91
2022	108
2023	128
2024	164
2025-2029	1,025

The following is a reconciliation of the accumulated post-retirement benefit obligation, which is included in Employee and director benefit plans liabilities (in thousands):

Accumulated post-retirement benefit obligation as of December 31, 2018	$3,571
Service cost	88
Interest cost	107
Actuarial gain	(604)
Employer contributions	20
Accumulated post-retirement benefit obligation as of December 31, 2019	$3,182

The following is a summary of the change in plan assets (in thousands):

	2019		2018		2017
Fair value of plan assets at beginning of year	$		$		$
Actual return on assets
Employer contribution		20		28		48
Benefits paid, net		(20)		(28)		(48)
Fair value of plan assets at end of year	$		$		$

Amounts recognized in the Accumulated Other Comprehensive Income (Loss), net of tax, were (in thousands):

For the year ended December 31,	2019	2018	2017
Net gain	$816	$440	$11
Prior service charge	616	680	622

Total other comprehensive income	$1,432	$1,120	$633

Amounts recognized in the accumulated post-retirement benefit obligation and other comprehensive income (loss) were (in thousands):

For the year ended December 31,	2019
Unrecognized actuarial gain	$475
Amortization of prior service cost	(81)
Total accumulated other comprehensive income	$394

The prior service credit and amortization of net gain that will be recognized in accumulated other comprehensive income during 2020 is $81,381 and $74,600, respectively.

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

The balances of available for sale securities, which are the only assets measured at fair value on a recurring basis, by level within the fair value hierarchy and by investment type, as of December 31, 2019 and 2018, were as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
December 31, 2019:
U.S. Treasuries	$55,653	$	$55,653	$
U.S. Government agencies	12,570		12,570
Mortgage-backed securities	106,153		106,153
Collateralized mortgage obligations	15,488		15,488
States and political subdivisions	6,447		6,447
Total	$196,311	$	$196,311	$

December 31, 2018:
U.S. Treasuries	$83,423	$	$83,423	$
U.S. Government agencies	17,247		17,247
Mortgage-backed securities	110,344		110,344
States and political subdivisions	11,096		11,096
Total	$222,110	$	$222,110	$

Impaired loans, which are measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of December 31, 2019 and 2018 were as follows (in thousands):

		Fair Value Measurements Using
December 31:	Total	Level 1	Level 2	Level 3
2019	$764	$	$	$764
2018	2,927			2,927

Other real estate, which is measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of December 31, 2019 and 2018 are as follows (in thousands):

		Fair Value Measurements Using
December 31:	Total	Level 1	Level 2	Level 3
2019	$7,453	$	$	$7,453
2018	8,943			8,943

The following table presents a summary of changes in the fair value of other real estate which is measured using Level 3 inputs (in thousands):

	2019	2018
Balance, beginning of year	$8,943	$8,232

Loans transferred to ORE	1,707	4,707

Sales	(2,755)	(3,232)

Write-downs	(442)	(764)

Balance, end of year	$7,453	$8,943

The carrying value and estimated fair value of financial instruments, by level within the fair value hierarchy, at December 31, 2019 and 2018 are as follows (in thousands):

	Carrying	Fair Value Measurements Using
	Amount	Level 1	Level 2		Level 3		Total
December 31, 2019:
Financial Assets:
Cash and due from banks	$29,424	$29,424	$		$		$29,424
Available for sale securities	196,311			196,311			196,311
Held to maturity securities	52,231			53,130			53,130
Other investments	2,643	2,643					2,643
Federal Home Loan Bank stock	2,129			2,129			2,129
Loans, net	264,742					261,710	261,710
Other real estate	7,453					7,453	7,453
Cash surrender value of life insurance	19,381			19,381			19,381
Financial Liabilities:
Deposits:
Non-interest bearing	122,592	122,592					122,592
Interest bearing	353,551					354,141	354,141
Borrowings from Federal Home Loan
Bank	3,526			3,730			3,730

	Carrying	Fair Value Measurements Using
	Amount	Level 1	Level 2		Level 3		Total
December 31, 2018:
Financial Assets:
Cash and due from banks	$17,191	$17,191	$		$		$17,191
Available for sale securities	222,110			222,110			222,110
Held to maturity securities	54,598			53,459			53,459
Other investments	2,811	2,811					2,811
Federal Home Loan Bank stock	2,069			2,069			2,069
Loans, net	268,006					260,560	260,560
Other real estate	8,943					8,943	8,943
Cash surrender value of life insurance	18,841			18,841			18,841
Financial Liabilities:
Deposits:
Non-interest bearing	114,512	114,512					114,512
Interest bearing	358,994					359,386	359,386
Borrowings from Federal Home Loan
Bank	36,142			36,211			36,211

235 Peachtree Street NE Suite 1800 Atlanta, GA 30303	404 588 4200 wipfli.com

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Peoples Financial Corporation

Biloxi, Mississippi

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of condition of Peoples Financial Corporation and subsidiaries (the Company) as of December 31, 2019, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WIPFLI LLP

We have served as the Company’s auditor since 2019.

Atlanta, Georgia

March 13, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Peoples Financial Corporation

Biloxi, Mississippi

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of condition of Peoples Financial Corporation and subsidiaries (the Company) as of December 31, 2018, the related consolidated statements of income, comprehensive income (loss), and cash flows for each of the two years in the period ended December 31, 2018, and changes in shareholder’s equity for each of the two years in the period ended December 31, 2018, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2019, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the period ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Controls Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13(a) - 15(f) of the Securities Exchange Act of 1934. In meeting its responsibility, management relies on its accounting and other related control systems. The internal control systems are designed to ensure that transactions are properly authorized and recorded in the Company’s financial records and to safeguard the Company’s assets from material loss or misappropriation.

Management of the Company, including its Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of internal control over financial reporting as of December 31, 2019, using the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our assessment included a review of the documentation of controls, evaluations of the design of the internal control system and tests of operating effectiveness of the internal controls. Based on the assessment, management has concluded that the Company had effective internal control over financial reporting as of December 31, 2019.

Chevis C. Swetman	Lauri A. Wood
Chairman, President and Chief Executive Officer	Chief Financial Officer
March 13, 2020	March 13, 2020

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in Sections II, III, VIII and IX contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 22, 2020, which was filed by the Company in definitive form with the Commission on March 13, 2020, is incorporated herein by reference.

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

ITEM 11 - EXECUTIVE COMPENSATION

The information in Section VI contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 22, 2020 which was filed by the Company in definitive form with the Commission on March 13, 2020, is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in Sections IV and V contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 22, 2020, which was filed by the Company in definitive form with the Commission on March 13, 2020, is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information in Sections III and VII contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 22, 2020, which was filed by the Company in definitive form with the Commission on March 13, 2020, is incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

The information in Section XI contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 22, 2020, which was filed by the Company in definitive form with the Commission on March 13, 2020, is incorporated herein by reference.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Index of Financial Statements:

        See Item 8.

(a) 2. Index of Financial Statement Schedules:

       All other schedules have been omitted as not applicable or not required or because the information has been included in the financial statements or applicable notes.

(a) 3. Index of Exhibits:

Description		Incorporated by Reference to Registration or File Number	Form of Report	Date of Report	Exhibit Number in Report
(3.1)	Articles of Incorporation	0-30050	10/a	6/21/1999	3.1
(3.2)	By-Laws	0-30050	10/a	6/21/1999	3.2
(10.1)	Description of Automobile Plan	0-30050	10-K	12/31/2003	10.1
(10.2)	Directors' Deferred Income Plan Agreements	0-30050	10-K	12/31/2003	10.2
(10.3)	Executive Supplemental Income Plan Agreement - Chevis C. Swetman	001-12103	10-Q	9/30/2007	10.2
(10.4)	Executive Supplemental Income Plan Agreement - A. Wes Fulmer	001-12103	10-Q	9/30/2007	10.3
(10.5)	Executive Supplemental Income Plan Agreement - Lauri A. Wood	001-12103	10-Q	9/30/2007	10.4
(10.6)	Split Dollar Agreements	0-30050	10-K	12/31/2003	10.4
(10.7)	Deferred Compensation Plan	001-12103	10-Q	9/30/2007	10.1
(10.8)	Description of Stock Incentive Plan	33-15595	10-K	12/31/2001	10.6
(10.9)	Description of Bonus Plan	001-12103	10-Q	9/30/2010	10.1
(21)	Subsidiaries of the registrant (P)	33-15595	10-K	12/31/1988	22
(23.1)	Consent of Independent Registered Public Accounting Firm - Wipfli LLP*
(23.2)	Consent of Independent Registered Public Accounting Firm – Porter Keadle Moore, LLC*
(31.1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 *
(31.2)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 *
(32.1)	Certification of Principal Executive Officer Pursuant to 18 U.S.C. ss. 1350*
(32.2)	Certification of Principal Financial Officer Pursuant to 18 U.S.C. ss. 1350*
(101)	The following materials from the Company’s 2019 Annual Report to Shareholders, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Condition at December 31, 2019 and 2018, (ii) Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2019, 2018 and 2017, (iv) Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2019 and 2018, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017 and (vi) Notes to the Consolidated Financial Statements for the year ended December 31, 2019, 2018 and 2017 *

	* Filed Herewith. (P) Paper filing.

ITEM 16 – Form 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL CORPORATION (Registrant)

Date:	March 13, 2020

BY:	/s/ Chevis C. Swetman
Chevis C. Swetman, Chairman of the Board
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

BY:	/s/ Chevis C. Swetman

Date:	March 13, 2020

Chevis C. Swetman, Chairman of the Board
(principal executive officer)

BY:		BY:	/s/ Dan Magruder

Date:		Date:	March 13, 2020

	Drew Allen, Director		Dan Magruder, Director

		BY:	/s/ Jeffrey H. O’Keefe
BY:	/s/ Rex E. Kelly
		Date:	March 13, 2020
Date:	March 13, 2020
Jeffrey H. O’Keefe, Director
Rex E. Kelly, Director

BY:	/s/ George J. Sliman, III	BY:	/s/ Lauri A. Wood

Date:	March 13, 2020	Date:	March 13, 2020

	George J. Sliman, III, Director		Lauri A. Wood, Chief Financial Officer (principal financial and accounting officer)