Form 10-Q
period 2020-03-31
PEOPLES FINANCIAL CORP /MS/
filed 2020-05-12
CIK 770460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	001-12103

PEOPLES FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Mississippi	64-0709834
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Lameuse and Howard Avenues, Biloxi, Mississippi	39533
(Address of principal executive offices)	(Zip Code)

(228) 435-5511

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	PFBX	None

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

Large accelerated filer ☐	Accelerated filer ☐	Smaller reporting company ☒
Non-accelerated filer ☐		Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date. Peoples Financial Corporation has only one class of common stock authorized. At April 30, 2020, there were 15,000,000 shares of $1 par value common stock authorized, with 4,893,061 shares issued and outstanding.

Part 1 – Financial Information

Item 1: Financial Statements

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition

(in thousands except share data)

	March 31, 2020	December 31, 2019
	(unaudited)	(audited)

Assets
Cash and due from banks	$40,376	$29,424

Available for sale securities	239,659	196,311

Held to maturity securities, fair value of $50,229 at March 31, 2020; $53,130 at December 31, 2019	48,718	52,231

Other investments	2,605	2,643

Federal Home Loan Bank Stock, at cost	2,129	2,129

Loans	270,928	268,949

Less: Allowance for loan losses	4,191	4,207

Loans, net	266,737	264,742

Bank premises and equipment, net of accumulated depreciation	16,753	17,421

Other real estate	6,573	7,453

Accrued interest receivable	2,045	1,687

Cash surrender value of life insurance	19,512	19,381

Other assets	1,042	1,280

Total assets	$646,149	$594,702

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition (continued)

(in thousands except share data)

	March 31, 2020	December 31, 2019
	(unaudited)	(audited)
Liabilities and Shareholders' Equity
Liabilities:

Deposits:

Demand, non-interest bearing	$133,549	$122,592

Savings and demand, interest bearing	312,858	263,153

Time, $100,000 or more	54,270	64,492

Other time deposits	25,148	25,906

Total deposits	525,825	476,143

Borrowings from Federal Home Loan Bank	1,012	3,526

Employee and director benefit plans liabilities	18,453	18,361

Other liabilities	1,316	1,549

Total liabilities	546,606	499,579

Shareholders' Equity:
Common stock, $1 par value, 15,000,000 shares authorized, 4,893,061 and 4,943,186 shares issued and outstanding at March 31, 2020 and December 31, 2019	4,893	4,943

Surplus	65,780	65,780

Undivided profits	22,448	21,855

Accumulated other comprehensive income	6,422	2,545

Total shareholders' equity	99,543	95,123

Total liabilities and shareholders' equity	$646,149	$594,702

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Income

(in thousands except per share data) (unaudited)

	Three Months Ended March 31,
	2020	2019
Interest income:

Interest and fees on loans	$3,205	$3,689

Interest and dividends on securities:

U.S. Treasuries	291	294

U.S. Government agencies	82	125

Mortgage-backed securities	749	822

Collateralized mortgage obligations	111	12

States and political subdivisions	413	460

Other investments	1	11

Interest on balances due from depository institutions	155	87

Total interest income	5,007	5,500

Interest expense:

Deposits	599	802

Borrowings from Federal Home Loan Bank	12	78

Total interest expense	611	880

Net interest income	4,396	4,620

Provision for allowance for loan losses	64	54

Net interest income after provision for allowance for loan losses	$4,332	$4,566

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Income (continued)

(in thousands except per share data) (unaudited)

	Three Months Ended March 31,
	2020		2019
Non-interest income:

Trust department income and fees		$371		$371

Service charges on deposit accounts		911		882

Gain on sales and calls of available for sale securities		433

Increase in cash surrender value of life insurance		108		105

Other income		443		108

Total non-interest income		2,266		1,466

Non-interest expense:

Salaries and employee benefits		2,674		2,734

Net occupancy		487		474

Equipment rentals, depreciation and maintenance		794		833

FDIC and state banking assessments		98		102

Data processing		314		347

ATM expense		185		169

Other real estate expense		136		50

Loss from other investments		38		60

Other expense		749		858

Total non-interest expense		5,475		5,627

Net income		$1,123		$405

Basic and diluted earnings per share		$.23		$.08
Dividends declared per share	$		$

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands) (unaudited)

	Three Months Ended March 31,
	2020	2019

Net income	$1,123	$405

Other comprehensive income:

Net unrealized gain on available for sale securities	4,310	3,346

Reclassification adjustment for realized gains on available for sale securities called or sold in current year	(433)

Total other comprehensive income	3,877	3,346

Total comprehensive income	$5,000	$3,751

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands except share data)

					Accumulated
	Number of				Other
	Common	Common		Undivided	Comprehensive
	Shares	Stock	Surplus	Profits	Income (Loss)	Total

Balance, January 1, 2019	4,943,186	$4,943	$65,780	$20,324	$(4,113)	$86,934

Net income				405		405

Other comprehensive income					3,346	3,346

Balance, March 31, 2019	4,943,186	$4,943	$65,780	$20,729	$(767)	$90,685

Balance, January 1, 2020	4,943,186	$4,943	$65,780	$21,855	$2,545	$95,123

Net income				1,123		1,123

Other comprehensive income					3,877	3,877

Stock retirement	(50,125)	(50)		(530)		(580)

Balance, March 31, 2020	4,893,061	$4,893	$65,780	$22,448	$6,422	$99,543

Note: Balances as of January 1, 2019 and 2020 were audited.

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands) (unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$1,123	$405

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	471	488

Provision for allowance for loan losses	64	54

Writedown of other real estate	98

(Gain) loss on sales of other real estate	(42)	20

Loss from other investments	38	60

Gain on liquidation, sales and calls of securities	(433)

Gain from sale of banking house	(318)

Amortization (accretion) of available for sale securities	(71)	50

Amortization of held to maturity securities	63	66

Change in accrued interest receivable	(358)	(349)

Increase in cash surrender value of life insurance	(108)	(105)

Change in other assets	238	(75)

Change in other liabilities	(141)	(333)
Net cash provided by operating activities	$624	$281

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(in thousands) (unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from investing activities:
Proceeds from maturities, sales or calls of available for securities	$57,886	$8,104

Purchases of available for sale securities	(96,853)	(4,817)

Proceeds from maturities of held to maturity securities	5,950	520

Purchases of held to maturity securities	(2,500)	(620)

Purchases of Federal Home Loan Bank stock		(8)

Proceeds from sales of other real estate	747	419

Proceeds from insurance on other real estate	77

Loans, net change	(2,059)	5,467

Acquisition of bank premises and equipment	(32)	(171)

Proceeds from sale of banking premises and equipment	547

Investment in cash surrender value of life insurance	(23)	(36)
Net cash provided by (used in) investing activities	(36,260)	8,858
Cash flows from financing activities:
Demand and savings deposits, net change	60,662	37,944

Time deposits, net change	(10,980)	9,887

Borrowings from Federal Home Loan Bank	59,500	223,250

Repayments to Federal Home Loan Bank	(62,014)	(258,324)

Retirement of common stock	(580)

Net cash provided by financing activities	46,588	12,757
Net increase in cash and cash equivalents	10,952	21,896
Cash and cash equivalents, beginning of period	29,424	17,191
Cash and cash equivalents, end of period	$40,376	$39,087

See Notes to Consolidated Financial Statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the three Months Ended March 31, 2020 and 2019

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

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the financial position of the Company and its subsidiaries as of March 31, 2020 and the results of their operations and their cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2019 Annual Report and Form 10-K.

The results of operations for the quarter ended March 31, 2020, are not necessarily indicative of the results to be expected for the full year.

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

Summary of Significant Accounting Policies - The accounting and reporting policies of the Company conform to GAAP and general practices within the banking industry. There have been no material changes or developments in the application of principles or in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies as disclosed in our Form 10-K for the year ended December 31, 2019.

Accounting Standards Update – In January 2020, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2020-01 (“ASU 2020-01”), Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323) and Derivatives and Hedging (Topic 815). The amendments in this update improve current GAAP by reducing diversity in practice and increasing comparability of the accounting for these interactions. ASU 2020-01 is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2020. The adoption of this ASU is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2020, the FASB issued Accounting Standards Update 2020-02 (“ASU 2020-02”), Financial Instruments – Credit Losses (Topic 326) and Leases (Topic 843) – Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Lease (Topic 842) . This update adds an SEC paragraph pursuant to the issuance of SEC Staff Accounting Bulletin No. 119 relating the credit losses and addresses the adoption of new lease guidance. ASU 2020-02 is effective upon issuance. The adoption of this ASU is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2020, the FASB issued Accounting Standards Update 2020-03 (“ASU 2020-03”), Codification Improvements to Financial Instruments. This update amends or clarifies specific issues relating to fair value option disclosures, alignment of certain disclosures for depository and lending institutions, and improvement of guidance for debt instruments and net asset value practical expedient, leases, transfers and servicing. ASU 2020-03 is effective for various fiscal years, including interim periods within those fiscal years, beginning after December 15, 2019 and beginning after December 15, 2022. The adoption of this ASU is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

2. Earnings Per Share:

Per share data is based on the weighted average shares of common stock outstanding of 4,927,616 and 4,943,186 for the three months ended March 31, 2020 and 2019, respectively.

3. Statements of Cash Flows:

The Company has defined cash and cash equivalents as cash and due from banks. The Company paid $611,708 and $852,975 for the three months ended March 31, 2020 and 2019, respectively, for interest on deposits and borrowings. No income tax payments were made during the three months ended March 31, 2020 and 2019. Loans transferred to other real estate amounted to $369,054 during the three months ended March 31, 2019. No loans were transferred to other real estate during the three months ended March 31, 2020.

4. Investments:

The amortized cost and fair value of securities at March 31, 2020 and December 31, 2019, are as follows (in thousands):

		Gross	Gross
		Unrealized	Unrealized
March 31, 2020	Amortized Cost	Gains	Losses	Fair Value
Available for sale securities:

U.S. Treasuries	$95,901	$518	$	$96,419

U.S. Government agencies	7,500	161		7,661

Mortgage-backed securities	99,664	4,419	(158)	103,925

Collateralized mortgage obligations	27,431	744	(163)	28,012

States and political subdivisions	3,622	20		3,642

Total available for sale securities	$234,118	$5,862	$(321)	$239,659

Held to maturity securities:
States and political subdivisions	$48,718	$1,541	$(30)	$50,229

Total held to maturity securities	$48,718	$1,541	$(30)	$50,229

		Gross	Gross
		Unrealized	Unrealized
December 31, 2019	Amortized Cost	Gains	Losses	Fair Value
Available for sale securities:

U.S. Treasuries	$55,922	$6	$(275)	$55,653

U.S. Government agencies	12,493	93	(16)	12,570

Mortgage-backed securities	104,414	1,832	(93)	106,153

Collateralized mortgage obligations	15,440	251	(203)	15,488

States and political subdivisions	6,412	35		6,447

Total available for sale securities	$194,681	$2,217	$(587)	$196,311

Held to maturity securities:
U.S. Government agencies	$5,000	$	$(20)	$4,980

States and political subdivisions	47,231	985	(66)	48,150

Total held to maturity securities	$52,231	$985	$(86)	$53,130

The amortized cost and fair value of debt securities at March 31, 2020 (in thousands), by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale securities:
Due in one year or less	$77,057	$77,248
Due after one year through five years	27,326	27,708
Due after five years through ten years	27,571	28,152
Due after ten years	2,500	2,626
Mortgage-backed securities	99,664	103,925
Totals	$234,118	$239,659

Held to maturity securities:
Due in one year or less	$2,496	$2,498
Due after one year through five years	19,033	19,450
Due after five years through ten years	20,388	21,057
Due after ten years	6,801	7,224
Totals	$48,718	$50,229

Available for sale and held to maturity securities with gross unrealized losses at March 31, 2020 and December 31, 2019, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows (in thousands):

	Less Than Twelve Months		Over Twelve Months			Total
		Gross			Gross		Gross
		Unrealized			Unrealized		Unrealized
	Fair Value	Losses	Fair Value		Losses	Fair Value	Losses
March 31, 2020:
Mortgage-backed securities	$7,755	$158	$		$	$7,755	$158

Collateralized mortgage obligations	9,866	163				9,866	163

States and political subdivisions	1,006	30				1,006	30
TOTAL	$18,627	$351	$		$	$18,627	$351
December 31, 2019:
U.S. Treasuries	$4,894	$44		$49,753	$231	$54,647	$275

U.S. Government agencies	4,978	16		4,979	20	9,957	36

Mortgage-backed securities	10,941	93				10,941	93

Collateralized mortgage obligations	10,398	203				10,398	203

States and political subdivisions	4,602	61		608	5	5,210	66
TOTAL	$35,813	$417		$55,340	$256	$91,153	$673

At March 31, 2020, 6 of the 47 mortgage-backed securities, 2 of the 6 collateralized mortgage obligations and 12 of the 125 securities issued by states and political subdivisions contained unrealized losses.

Management evaluates securities for other-than-temporary impairment on a monthly basis. In performing this evaluation, the length of time and the extent to which the fair value has been less than cost, the fact that the Company’s securities are primarily issued by U.S. Treasury and U.S. Government Agencies and the cause of the decline in value are considered. In addition, the Company does not intend to sell, and it is not more likely than not that it will be required to sell these securities before maturity. While some available for sale securities have been sold for liquidity purposes or for gains, the Company has traditionally held its securities, including those classified as available for sale, until maturity. As a result of the evaluation of these securities, the Company has determined that the unrealized losses summarized in the tables above are not deemed to be other-than-temporary.

Proceeds from sales or calls of available for sale debt securities were $22,360,747 for the three months ended March 31, 2020 for a realized gain of $432,779. There were no sales or calls of available for sale debt securities during the three months ended March 31, 2019.

Securities with a fair value of $288,143,602 and $230,065,621 at March 31, 2020 and December 31, 2019, respectively, were pledged to secure public deposits, federal funds purchased and other balances required by law.

5. Loans:

The composition of the loan portfolio at March 31, 2020 and December 31, 2019, is as follows (in thousands):

	March 31, 2020	December 31, 2019

Gaming	$22,083	$19,899

Hotel/Motel	45,226	47,294

Real estate, construction	20,580	23,209

Real estate, mortgage	149,559	141,406

Commercial and industrial	27,460	30,626

Other	6,020	6,515

Total	$270,928	$268,949

The age analysis of the loan portfolio, segregated by class of loans, as of March 31, 2020 and December 31, 2019, is as follows (in thousands):

											Loans Past
											Due Greater
	Number of Days Past Due										Than 90
					Greater		Total			Total	Days &
	30 - 59		60 - 89		Than 90		Past Due		Current	Loans	Still Accruing
March 31, 2020:
Gaming	$		$		$		$		$22,083	$22,083	$
Hotel/Motel									45,226	45,226
Real estate, construction		241		349		15		605	19,975	20,580
Real estate, mortgage		3,411		558		5,498		9,467	140,092	149,559	39
Commercial and industrial		86		15		216		317	27,143	27,460
Other		72		9				81	5,939	6,020

Total		$3,810		$931		$5,729		$10,470	$260,458	$270,928	$39
December 31, 2019:
Gaming	$		$		$		$		$19,899	$19,899	$
Hotel/Motel									47,294	47,294
Real estate, construction		303		69		14		386	22,823	23,209
Real estate, mortgage		4,150		343		5,580		10,073	131,333	141,406
Commercial and industrial		92		58		218		368	30,258	30,626
Other		50		12				62	6,453	6,515

Total		$4,595		$482		$5,812		$10,889	$258,060	$268,949	$

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

An analysis of the loan portfolio by loan grade, segregated by class of loans, as of March 31, 2020 and December 31, 2019, is as follows (in thousands):

	Loans With A Grade Of:
	A, B or C	S		D		E		F	Total
March 31, 2020:
Gaming	$17,980	$			$4,103	$		$	$22,083

Hotel/Motel	45,226								45,226

Real estate, construction	20,010				76		494		20,580

Real estate, mortgage	129,038		8,136		4,173		8,212		149,559

Commercial and industrial	21,547		5,585		50		278		27,460

Other	5,998				20		2		6,020

Total	$239,799		$13,721		$8,422		$8,986	$	$270,928

December 31, 2019:
Gaming	$19,899	$		$		$		$	$19,899

Hotel/Motel	47,294								47,294

Real estate, construction	22,611				83		515		23,209

Real estate, mortgage	123,841		5,338		3,608		8,619		141,406

Commercial and industrial	21,609		8,627		59		331		30,626

Other	6,501				12		2		6,515

Total	$241,755		$13,965		$3,762		$9,467	$	$268,949

A loan may be impaired but not on nonaccrual status when the loan is well secured and in the process of collection. Total loans on nonaccrual as of March 31, 2020 and December 31, 2019, are as follows (in thousands):

	March 31, 2020	December 31, 2019

Real estate, construction	$494	$515

Real estate, mortgage	8,088	8,495

Commercial and industrial	251	256

Total	$8,833	$9,266

During the first quarter of 2020, the Company modified 96 loans with a total balance of $38,970,417 for certain customers by extending payments for 90 days as a result of the impact of COVID-19. All such loans were current at the time they were modified. Accordingly, such loans were not classified as troubled debt restructurings.

Prior to 2019, certain loans were modified by granting interest rate concessions to these customers with such loans being classified as troubled debt restructurings. During 2019 and 2020, the Company did not restructure any additional loans. Specific reserves of $63,106 were allocated to troubled debt restructurings as of March 31, 2020 and December 31, 2019. The Bank had no commitments to lend additional amounts to customers with outstanding loans classified as troubled debt restructurings as of March 31, 2020 and December 31, 2019.

Impaired loans, which include loans classified as nonaccrual and troubled debt restructurings, segregated by class of loans, as of March 31, 2020 and December 31, 2019, are as follows (in thousands):

	Unpaid Principal Balance	Recorded Investment	Related Allowance		Average Recorded Investment	Interest Income Recognized
March 31, 2020:
With no related allowance recorded:
Real estate, construction	$281	$281	$		$284	$
Real estate, mortgage	8,520	8,520			8,546		6
Commercial and industrial	216	216			217

Total	9,017	9,017			9,047		6

With a related allowance recorded:
Real estate, construction	213	213		20	217
Real estate, mortgage	586	586		83	589		7
Commercial and industrial	35	35		4	36

Total	834	834		107	842		7

Total by class of loans:
Real estate, construction	494	494		20	501
Real estate, mortgage	9,106	9,106		83	9,135		13
Commercial and industrial	251	251		4	253

Total	$9,851	$9,851		$107	$9,889		$13

	Unpaid Principal Balance	Recorded Investment	Related Allowance		Average Recorded Investment	Interest Income Recognized
December 31, 2019:
With no related allowance recorded:
Real estate, construction	$292	$292	$		$312	$
Real estate, mortgage	8,906	8,906			9,075		29
Commercial and industrial	217	217			217

Total	9,415	9,415			9,604		29

With a related allowance recorded:
Real estate, construction	223	223		20	230
Real estate, mortgage	624	624		98	614		27
Commercial and industrial	39	39		4	41

Total	886	886		122	885		27

Total by class of loans:
Real estate, construction	515	515		20	542
Real estate, mortgage	9,530	9,530		98	9,689		56
Commercial and industrial	256	256		4	258

Total	$10,301	$10,301		$122	$10,489		$56

6. Allowance for Loan Losses:

Transactions in the allowance for loan losses for the three months ended March 31, 2020 and 2019, and the balances of loans, individually and collectively evaluated for impairment, as of March 31, 2020 and 2019, are as follows (in thousands):

	Gaming		Hotel/Motel		Real Estate, Construction	Real Estate, Mortgage	Commercial and Industrial	Other	Total
For the Quarter Ended March 31, 2020:
Allowance for Loan Losses:
Beginning Balance		$223		$779	$102	$2,454	$553	$96	$4,207
Charge-offs						(8)	(46)	(88)	(142)
Recoveries							16	46	62
Provision		(25)		(45)	(26)	181	(52)	31	64
Ending Balance		$198		$734	$76	$2,627	$471	$85	$4,191

Allowance for loan losses, March 31, 2020:
Ending balance: individually evaluated for impairment	$		$		$20	$212	$5	$4	$241
Ending balance: collectively evaluated for impairment		$198		$734	$56	$2,415	$466	$81	$3,950

Total Loans, March 31, 2020:
Ending balance: individually evaluated for impairment		$4,103	$		$570	$12,385	$328	$22	$17,408
Ending balance: collectively evaluated for impairment		$17,980		$45,226	$20,010	$137,174	$27,132	$5,998	$253,520

	Gaming		Hotel/Motel		Real Estate, Construction	Real Estate, Mortgage	Commercial and Industrial	Other	Total
For the Quarter Ended March 31, 2019:
Allowance for Loan Losses:
Beginning Balance		$416		$1,443	$429	$2,443	$476	$133	$5,340
Charge-offs								(76)	(76)
Recoveries					2	2	14	40	58
Provision		(17)		174	(30)	(85)	(10)	22	54
Ending Balance		$399		$1,617	$401	$2,360	$480	$119	$5,376

Allowance for loan losses, March 31, 2019:
Ending balance: individually evaluated for impairment	$		$		$255	$345	$108	$2	$710
Ending balance: collectively evaluated for impairment		$399		$1,617	$146	$2,015	$372	$117	$4,666

Total Loans, March 31, 2019:
Ending balance: individually evaluated for impairment		$4,685	$		$1,495	$16,088	$1,622	$16	$23,906
Ending balance: collectively evaluated for impairment		$19,690		$45,402	$25,714	$120,350	$26,086	$6,344	$243,586

7. Deposits:

Time deposits of $250,000 or more totaled approximately $36,558,000 and $46,618,000 at March 31, 2020 and December 31, 2019, respectively.

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

Fair Value Hierarchy

The Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded, and the reliability of the assumptions used to determine fair value. These levels are:

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

Other Real Estate

In the course of lending operations, Management may determine that it is necessary to foreclose on the related collateral. Other real estate acquired through foreclosure is carried at fair value, less estimated costs to sell. The fair value of the collateral is based on appraisals performed by third-party valuation specialists. Factors including the assumptions and techniques utilized by the appraiser are considered by Management. If the current appraisal is more than one year old and/or the loan balance is more than $200,000, a new appraisal is obtained. Otherwise, the Bank uses a third-party desk top appraisal service to determine the fair value of the collateral, based on comparable sales, market conditions, Management’s plans for disposition and other estimates of fair value obtained from principally independent sources, adjusted for estimated selling costs. Other real estate is a non-recurring Level 3 asset.

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

The balances of available for sale securities, which are the only assets measured at fair value on a recurring basis, by level within the fair value hierarchy and by investment type, as of March 31, 2020 and December 31, 2019 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
March 31, 2020:
U.S. Treasuries	$96,419	$	$96,419	$
U.S. Government agencies	7,661		7,661
Mortgage-backed securities	103,925		103,925
Collateralized mortgage obligations	28,012		28,012
States and political subdivisions	3,642		3,642
Total	$239,659	$	$239,659	$

December 31, 2019:
U.S. Treasuries	$55,653	$	$55,653	$
U.S. Government agencies	12,570		12,570
Mortgage-backed securities	106,153		106,153
Collateralized mortgage obligations	15,488		15,488
States and political subdivisions	6,447		6,447
Total	$196,311	$	$196,311	$

Impaired loans, which are measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of March 31, 2020 and December 31, 2019 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
March 31, 2020	$726	$	$	$726
December 31, 2019	764			764

Other real estate, which is measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of March 31, 20120and December 31, 2019 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
March 31, 2020	$6,573	$	$	$6,573
December 31, 2019	7,453			7,453

The following table presents a summary of changes in the fair value of other real estate which is measured using level 3 inputs (in thousands):

	For the Three	For the Year
	Months Ended	Ended
	March 31, 2020	December 31, 2019
Balance, beginning of period	$7,453	$8,943

Loans transferred to ORE		1,707

Sales	(782)	(2,755)

Writedowns	(98)	(442)

Balance, end of period	$6,573	$7,453

The carrying value and estimated fair value of financial instruments, by level within the fair value hierarchy, at March 31, 2020 and December 31, 2019, are as follows (in thousands):

	Carrying	Fair Value Measurements Using
	Amount	Level 1	Level 2		Level 3		Total
March 31, 2020:
Financial Assets:
Cash and due from banks	$40,376	$40,376	$		$		$40,376
Available for sale securities	239,659			239,659			239,659
Held to maturity securities	48,718			50,229			50,229
Other investments	2,605	2,605					2,605
Federal Home Loan Bank stock	2,129			2,129			2,129
Loans, net	266,737					269,546	269,546
Other real estate	6,573					6,573	6,573
Cash surrender value of life insurance	19,512			19,512			19,512
Financial Liabilities:
Deposits:
Non-interest bearing	133,549	133,549					133,549
Interest bearing	392,276					392,923	392,923
Borrowings from Federal Home Loan Bank	1,012			1,374			1,374

December 31, 2019:
Financial Assets:
Cash and due from banks	$29,424	$29,424	$		$		$29,424
Available for sale securities	196,311			196,311			196,311
Held to maturity securities	52,231			53,130			53,130
Other investments	2,643	2,643					2,643
Federal Home Loan Bank stock	2,129			2,129			2,129
Loans, net	264,742					261,710	261,710
Other real estate	7,453					7,453	7,453
Cash surrender value of life insurance	19,381			19,381			19,381
Financial Liabilities:
Deposits:
Non-interest bearing	122,592	122,592					122,592
Interest bearing	353,551					354,141	354,141
Borrowings from Federal Home Loan Bank	3,526			3,730			3,730

9. Shareholders’ Equity:

On April 22, 2020, the Board of Directors declared a dividend of $ .02 per share payable May 8, 2020 to shareholders as of May 4, 2020.

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

The following presents Management's discussion and analysis of the consolidated financial condition and results of operations of Peoples Financial Corporation and Subsidiaries. These comments should be considered in combination with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in this report on Form 10-Q and the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Management’s Discussion and Analysis included in the Company’s Form 10-K for the year ended December 31, 2019.

Forward-Looking Information

Congress passed the Private Securities Litigation Act of 1995 in an effort to encourage corporations to provide information about a company’s anticipated future financial performance. This act provides a safe harbor for such disclosure which protects the companies from unwarranted litigation if actual results are different from management expectations. This report contains forward-looking statements and reflects industry conditions, company performance and financial results. These forward-looking statements are subject to a number of factors and uncertainties which could cause the Company’s actual results and experience to differ from the anticipated results and expectations expressed in such forward-looking statements. Such factors and uncertainties include, but are not limited to: the effects of the COVID-19 pandemic on the Company’s business, customers, employees and third-party service providers, changes in interest rates and market prices, changes in local economic and business conditions, increased competition for deposits and loans, a deviation in actual experience from the underlying assumptions including the potential impact of the COVID-19 pandemic used to determine and establish the allowance for loan losses, changes in the availability of funds resulting from reduced liquidity, changes in statutes, government regulations or regulatory policies or practices in general and specifically as a result of the COVID-19 pandemic and acts of terrorism, weather or other events beyond the Company’s control.

New Accounting Pronouncements

The Financial Accounting Standards Board issues several accounting standards updates during the first quarter of 2020, which have been disclosed in Note 1 to the Unaudited Consolidated Financial Statements. The Company does not expect that these updates discussed in the Notes will have a material impact on its financial position, results of operations or cash flows.

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

GAAP Reconciliation and Explanation

This Form 10-Q contains non-GAAP financial measures determined by methods other than in accordance with GAAP. Such non-GAAP financial measures include taxable equivalent interest income and taxable equivalent net interest income. Management uses these non-GAAP financial measures because it believes they are useful for evaluating our operations and performance over periods of time, as well as in managing and evaluating our business and in discussions about our operations and performance. Management believes these non-GAAP financial measures provide users of our financial information with a meaningful measure for assessing our financial results, as well as comparison to financial results for prior periods. These non-GAAP financial measures should not be considered as a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled financial measures used by other companies. A reconciliation of these operating performance measures to GAAP performance measures for the three months ended March 31, 2020 and 2019 is included in the table on the following page.

RECONCILATION OF NON-GAAP PERFORMANCE MEASURES (In thousands)

For the Three Months Ended March 31,	2020	2019

Interest income reconciliation:

Interest income - taxable equivalent	$5,050	$5,559
Taxable equivalent adjustment	(43)	(59)

Interest income (GAAP)	$5,007	$5,500

Net interest income reconciliation:

Net interest income - taxable equivalent	$4,439	$4,679
Taxable equivalent adjustment	(43)	(59)

Net interest income (GAAP)	$4,396	$4,620

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

The World Health Organization declared the coronavirus COVID-19 (“COVID-19”) a pandemic in March 2020. The pandemic has resulted in, among other things, a significant stock and global markets decline, disruption in business, leisure and tourism activities as nation-wide stay-at-home orders were mandated, significant strain on the health care industry as it addressed the severity of the health crisis and significant impact on the general economy including high unemployment, a 150 basis point decline in Federal funds rates and unprecedented government stimulus programs.

The Company has been proactive in ensuring the safety and health of its employees and customers during the pandemic. These steps include limiting access to branch lobbies to appointment only, increasing remote staff and segregating management and key functional departments.

Assisting our customers during the pandemic is a priority. The Company has granted modifications by extending payments 90 days to certain customers as a result of the economic challenges of business closures and growing unemployment resulting from COVID-19. We have also actively participated in the Paycheck Protection Program (“PPP”), a specific stimulus resource designed to provide assistance to small businesses.

The Company reported net income of $1,123,000 for the first quarter of 2020 compared with net income of $405,000 for the first quarter of 2019. Results in 2020 included an increase in non- interest income and a decrease in non-interest expense which was partially offset by a decrease in net interest income as compared with 2019.

Managing the net interest margin is a key component of the Company’s earnings strategy. The Federal Reserve reduced rates by 75 basis points during the second half of 2019 as a result of global issues and slowing growth. In March 2020, the Federal Reserve reduced rates by 150 basis points in two emergency moves to respond to the unprecedented economic disruptions of the COVID-19 pandemic. Interest income decreased as interest and fees on loans decreased $484,000 as compared with 2019 as a result of the material reduction in rates.

Monitoring asset quality, estimating potential losses in our loan portfolio and addressing non-performing loans continue to be a major focus of the Company. A provision for the allowance for loan losses of $64,000 was recorded in 2020 as compared with $54,000 in 2019. The Company is working diligently to address and reduce its non-performing assets. The Company’s nonaccrual loans totaled $8,833,000 and $9,266,000 at March 31, 2020 and December 31, 2019, respectively. Most of these loans are collateral-dependent, and the Company has rigorously evaluated the value of its collateral to determine potential losses.

Non-interest income increased $800,000 for the three months ended March 31, 2020 as compared with 2019 results. Current year results included non-recurring gains on sales and calls of securities of $433,000 and a gain from the sale of banking house of $318,000.

Non-interest expense decreased $152,000 for the three months ended March 31, 2020 as compared with 2019 results. This decrease for the three months ended March 31, 2020 was primarily the result of the decrease in salaries and employee benefits of $60,000, equipment rentals, depreciation and maintenance of $39,000 and other expense of $109,000, while other real estate expense increased $86,000 in 2020 as compared with 2019.

Total assets at March 31, 2020 increased $51,447,000 as compared with December 31, 2019. Total deposits increased $49,682,000 as governmental entities’ balances increased due to tax collections. This increase in funds was primarily invested in available for sale securities, which increased $43,348,000.

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

The Company’s average interest earning assets increased approximately $8,801,000, or 2%, from approximately $566,524,000 for the first quarter of 2019 to approximately $575,325,000 for the first quarter of 2020. The Company’s average balance sheet increased primarily as average loans decreased approximately $6,246,000 while balances due from financial institutions increased $16,824,000 for the first quarter of 2020 as compared with the first quarter of 2019. Average loans decreased as principal payments, maturities, charge-offs and foreclosures relating to existing loans outpaced new loans. Average balances due from financial institutions increased as the Company manages its liquidity position.

The average yield on interest-earning assets decreased from 3.92% for the first quarter of 2019 to 3.51% for the first quarter of 2020. This decrease is primarily the result of the yield on average loans decreasing as a result of the decrease in rates in 2019 and 2020 discussed in the Overview as well the recovery of $135,000 in interest income on a previously non-performing loan in the first quarter of 2019.

Average interest-bearing liabilities decreased approximately $6,876,000, or 2%, from approximately $411,553,000 for the first quarter of 2019 to approximately $404,667,000 for the first quarter of 2020. Average borrowings from FHLB decreased $6,877,000 as the Company managed its liquidity position.

The average rate paid on interest bearing liabilities for the first quarter of 2019 was .86% as compared with .60% for the first quarter of 2020. This decrease is primarily due to decreases in rates by the Federal Reserve Bank in 2019 and 2020 discussed in the Overview.

The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 3.30% for the quarter ended March 31, 2019 and 3.09% for the quarter ended March 31, 2020.

The tables on the following pages analyze the changes in tax-equivalent net interest income for the quarters ended March 31, 2020 and 2019.

Analysis of Average Balances, Interest Earned/Paid and Yield (In Thousands)

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate
Loans (2)(3)	$263,626	$3,205	4.86%	$269,872	$3,689	5.47%

Balances due from financial institutions	35,413	155	1.75%	18,589	87	1.87%

HTM:
Taxable	35,434	275	3.10%	37,078	271	2.92%

Non taxable (1)	15,073	126	3.34%	17,496	157	3.59%

AFS:
Taxable	217,595	1,216	2.24%	210,320	1,211	2.30%

Non taxable (1)	6,055	72	4.76%	11,092	133	4.80%

Other	2,129	1	0.19%	2,077	11	2.12%

Total	$575,325	$5,050	3.51%	$566,524	$5,559	3.92%
Savings & interest- bearing DDA	$316,658	$313	0.40%	$314,018	$491	0.63%

Time deposits	84,329	286	1.36%	86,968	311	1.43%

Borrowings from FHLB	3,680	12	1.30%	10,557	78	2.96%

Total	$404,667	$611	0.60%	$411,543	$880	0.86%

Net tax-equivalent spread			2.91%			3.07%
Net tax-equivalent
margin on earning assets			3.09%			3.30%

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 21% in 2020 and 2019. See disclosure of Non-GAAP financial measures on pages 31 and 32.

(2) Loan fees of $97 and $73 for 2020 and 2019, respectively, are included in these figures.

(3) Includes nonaccrual loans.

Analysis of Changes in Interest Income and Interest Expense

(In Thousands)

	For the Three Months Ended
	March 31, 2020 compared with March 31, 2019
	Volume	Rate	Rate/Volume	Total
Interest earned on:

Loans	$(85)	$(408)	$9	$(484)

Balances due from finanicial institutions	79	(6)	(5)	68

Held to maturity securities:
Taxable	(12)	17	(1)	4
Non taxable	(22)	(10)	1	(31)

Available for sale securities:
Taxable	42	(36)	(1)	5
Non taxable	(60)	(2)	1	(61)
Other		(10)		(10)

Total	$(58)	$(455)	$4	$(509)

Interest paid on:

Savings & interest-bearing DDA	$4	$(180)	$(2)	$(178)

Time deposits	(9)	(16)		(25)

Borrowings from FHLB	(50)	(44)	28	(66)

Total	$(55)	$(240)	$26	$(269)

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

The Company’s analysis includes evaluating the current values of collateral securing all nonaccrual loans. Even though nonaccrual loans were $8,833,000 and $9,266,000 at March 31, 2020 and December 31, 2019, respectively, specific reserves of only $44,000 and $59,000, respectively, have been allocated to these loans as collateral values appear sufficient to cover loan losses or the loan balances have been charged down to their realizable value.

Additional consideration was given to the impact of COVID-19 on the loan portfolio. The Company granted modifications by extending payments 90 days to certain customers as a result of the economic challenges of business closures and growing unemployment resulting from COVID-19. These credits were current at the time they were modified. In compliance with guidance from the regulatory and accounting authorities, these modifications have not been classified as troubled debt restructurings at March 31, 2020. The Company continues its policy of closely monitoring past due loans and deposit overdrafts which may serve as indicators of performance issues. Proactive outreach to our loan customers has also been emphasized.

In addition to the factors considered when assessing risk in the loan portfolio which are identified in the Notes to the Consolidated Financial Statements included in the Company’s 2019 Annual Report, the Company included the potential negative impact of COVID-19 on its loan portfolio in performing this risk assessment as of March 31, 2020. As of March 31, 2020, a general reserve of $330,000 was allocated to non-classified loans as a result of COVID-19. As of March 31, 2020, no specific reserves were allocated to classified loans as a result of COVID-19.

The Company’s on-going, systematic evaluation resulted in the Company recording a provision for loan losses of $64,000 and $54,000 for the first quarters of 2020 and 2019, respectively. The increase in general reserves due to the potential impact of COVID-19 was significantly offset by the decrease in general reserves due to lower historical loss rates. The allowance for loan losses as a percentage of loans was 1.55% and 1.56% at March 31, 2020 and December 31, 2019, respectively. The Company believes that its allowance for loan losses is appropriate as of March 31, 2020.

The allowance for loan losses is an estimate, and as such, events may occur in the future which may affect its accuracy. The Company anticipates that it is possible that additional information will be gathered in future quarters, particularly the potential effect of COVID-19 on loan performance, which may require an adjustment to the allowance for loan losses. Management will continue to closely monitor its portfolio and take such action as it deems appropriate to accurately report its financial condition and results of operations.

Non-interest income

Non-interest income increased $800,000 for the first quarter of 2020 as compared with the first quarter of 2019. The Company recognized gains of $433,000 from the sale and call of securities during the first quarter of 2020, while no such transactions occurred in 2019. A parcel of land that had housed the bank’s main vault and which became vacant as a result of Hurricane Katrina in 2005 was sold for a gain of $318,000 in 2020.

Non-interest expense

Total non-interest expense decreased $152,000 for the first quarter of 2020 as compared with the first quarter of 2019. Salaries and employee benefits decreased $60,000, equipment rentals, depreciation and maintenance decreased $39,000 and other expense decreased $109,000 while other real estate expenses increased $86,000 for the first quarter of 2020 as compared with the first quarter of 2019.

Salaries decreased as a result of attrition.

Equipment rentals, depreciation and maintenance decreased as the Company reconfigured some IT-related resources to more efficient and less-costly options.

Other real estate expense increased as a result of the write-down of properties to contract prices, less estimated cost to sell, for sales we expect to close during the second quarter of 2020.

Other expense decreased in 2020 as the Company implemented cost savings strategies that resulted in the decrease in consulting fees of $28,000, advertising and media costs of $61,000, courier expense of $17,000 and conferences and classes of $14,000.

FINANCIAL CONDITION

Cash and due from banks increased $10,952,000 at March 31, 2020, compared with December 31, 2019 in the management of the bank subsidiary’s liquidity position.

Available for sale securities increased $43,348,000 at March 31, 2020, compared with December 31, 2019. The large increase in total deposits, specifically public funds, was invested in short-term securities for pledging purposes.

Total deposits increased $49,682,000 at March 31, 2020, compared with December 31, 2019. Typically, significant increases or decreases in total deposits and/or significant fluctuations among the different types of deposits from quarter to quarter are anticipated by Management as customers in the casino industry and county and municipal entities reallocate their resources periodically. Deposits from county and municipal entities increased significantly during the first quarter of each year based on property tax collections.

SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY

Strength, security and stability have been the hallmark of the Company since its founding in 1985 and of its bank subsidiary since its founding in 1896. A strong capital foundation is fundamental to the continuing prosperity of the Company and the security of its customers and shareholders.

As of March 31, 2020, the most recent notification from the Federal Deposit Insurance Corporation categorized the bank subsidiary as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the bank subsidiary must have a Total risk-based capital ratio of 10.00% or greater, a Common Equity Tier 1 Capital ratio of 6.50% or greater, a Tier 1 risk-based capital ratio of 8.00% or greater and a Leverage capital ratio of 5.00% or greater. The Company must have a capital conservation buffer above these requirements of 2.50%. There are no conditions or events since that notification that Management believes have changed the bank subsidiary’s category.

The Company’s actual capital amounts and ratios and required minimum capital amounts and ratios as of March 31, 2020 and December 31, 2019, are as follows (in thousands):

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
March 31, 2020:
Total Capital (to Risk Weighted Assets)	$97,159	26.17%	$29,696	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	92,968	25.04%	16,784	4.50%
Tier 1 Capital (to Risk Weighted Assets)	92,968	25.04%	22,272	6.00%
Tier 1 Capital (to Average Assets)	92,968	14.98%	24,817	4.00%

December 31, 2019:
Total Capital (to Risk Weighted Assets)	$96,632	26.22%	$29,487	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	92,425	25.08%	16,586	4.50%
Tier 1 Capital (to Risk Weighted Assets)	92,425	25.08%	22,115	6.00%
Tier 1 Capital (to Average Assets)	92,425	15.26%	24,230	4.00%

The actual capital amounts and ratios and required minimum capital amounts and ratios for the Bank as of March 31, 2020 and December 31, 2019, are as follows (in thousands):

			For Capital Adequacy
	Actual		Purposes		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2020:
Total Capital (to Risk Weighted Assets)	$94,392	25.75%	$29,328	8.00%	$36,660	10.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	90,201	24.60%	16,497	4.50%	23,829	6.50%
Tier 1 Capital (to Risk Weighted Assets)	90,201	24.60%	21,996	6.00%	29,328	8.00%
Tier 1 Capital (to Average Assets)	90,201	14.04%	25,696	4.00%	32,130	5.00%

December 31, 2019:
Total Capital (to Risk Weighted Assets)	$93,228	25.48%	$29,274	8.00%	$36,592	10.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	89,021	24.33%	16,466	4.50%	23,785	6.50%
Tier 1 Capital (to Risk Weighted Assets)	89,021	24.33%	21,955	6.00%	29,274	8.00%
Tier 1 Capital (to Average Assets)	89,021	14.72%	24,198	4.00%	30,248	5.00%

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

The Company has actively participated in the PPP, facilitating approximately $20 million in funding. As an additional liquidity resource for this funding, the Company will be seeking approval to participate in the Federal Reserve Bank’s PPP Liquidity Facility.

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

Item 4: Controls and Procedures

As of March 31, 2020, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the period ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Exhibit 101

The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Condition at March 31, 2020 and December 31, 2019, (ii) Consolidated Statements of Income for the quarters ended March 31, 2020 and 2019, (iii) Consolidated Statements of Comprehensive Income for the quarters ended March 31, 2020 and 2019, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the quarters ended March 31, 2020 and 2019, (v) Consolidated Statements of Cash Flows for the quarters ended March 31, 2020 and 2019 and (vi) Notes to the Unaudited Consolidated Financial Statements for the quarters ended March 31, 2020 and 2019.

SIGNATURES

Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL CORPORATION

(Registrant)

Date:	May 12, 2020

By:	/s/ Chevis C. Swetman
Chevis C. Swetman Chairman, President and Chief Executive Officer (principal executive officer)

Date:	May 12, 2020

By:	/s/ Lauri A. Wood
Lauri A. Wood Chief Financial Officer and Controller (principal financial and accounting officer)