Form 10-Q
period 2020-06-30
PEOPLES FINANCIAL CORP /MS/
filed 2020-08-13
CIK 770460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	001-12103

PEOPLES FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Mississippi	64-0709834
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Lameuse and Howard Avenues, Biloxi, Mississippi	39533
(Address of principal executive offices)	(Zip Code)

(228) 435-5511
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	PFBX	None

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date. Peoples Financial Corporation has only one class of common stock authorized. At July 31, 2020 there were 15,000,000 shares of $1 par value common stock authorized, with 4,883,661 shares issued and outstanding.

Part 1 – Financial Information

Item 1: Financial Statements

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition

(in thousands except share data)

	June 30, 2020	December 31, 2019
	(unaudited)	(audited)

Assets
Cash and due from banks	$72,716	$29,424

Available for sale securities	187,366	196,311

Held to maturity securities, fair value of $63,018 at June 30, 2020; $53,130 at December 31, 2019	60,858	52,231

Other investments	2,592	2,643

Federal Home Loan Bank Stock, at cost	2,140	2,129

Loans	290,538	268,949

Less: Allowance for loan losses	5,329	4,207

Loans, net	285,209	264,742

Bank premises and equipment, net of accumulated depreciation	16,284	17,421

Other real estate	6,100	7,453

Accrued interest receivable	2,521	1,687

Cash surrender value of life insurance	19,332	19,381

Other assets	1,332	1,280

Total assets	$656,450	$594,702

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition (continued)

(in thousands except share data)

	June 30, 2020	December 31, 2019
	(unaudited)	(audited)
Liabilities and Shareholders' Equity
Liabilities:
Deposits:

Demand, non-interest bearing	$159,048	$122,592

Savings and demand, interest bearing	307,342	263,153

Time, $100,000 or more	45,711	64,492

Other time deposits	23,747	25,906

Total deposits	535,848	476,143

Borrowings from Federal Home Loan Bank	998	3,526

Employee and director benefit plans liabilities	18,317	18,361

Other liabilities	2,090	1,549

Total liabilities	557,253	499,579

Shareholders' Equity:
Common stock, $1 par value, 15,000,000 shares authorized, 4,883,661 and 4,943,186 shares issued and outstanding at June 30, 2020 and December 31, 2019	4,884	4,943

Surplus	65,780	65,780

Undivided profits	21,988	21,855

Accumulated other comprehensive income, net of tax	6,545	2,545

Total shareholders' equity	99,197	95,123

Total liabilities and shareholders' equity	$656,450	$594,702

See notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Operations

(in thousands except per share data)(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest income:
Interest and fees on loans	$3,259	$3,415	$6,464	$7,104

Interest and dividends on securities:

U.S. Treasuries	212	295	503	589

U.S. Government agencies	50	117	132	242

Mortgage-backed securities	745	796	1,494	1,618

States and political subdivisions	436	436	849	896

Collateralized mortgage obligations	104	38	215	50

Other investments	11	29	12	40

Interest on balances due from depository institutions	14	104	169	191

Total interest income	4,831	5,230	9,838	10,730

Interest expense:
Deposits	376	810	975	1,612

Borrowings from Federal Home Loan Bank	6	80	18	158

Total interest expense	382	890	993	1,770

Net interest income	4,449	4,340	8,845	8,960

Provision for allowance for loan losses	1,333	56	1,397	110

Net interest income after provision for allowance for loan losses	$3,116	$4,284	$7,448	$8,850

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Operations (continued)

(in thousands except per share data)(unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020	2019
Non-interest income:
Trust department income and fees		$405		$415	$776	$786

Service charges on deposit accounts		811		918	1,722	1,800

Gain on liquidation, sales and calls of securities		81			514

Increase in cash surrender value of life insurance		109		111	217	216

Other income		347		155	790	263

Total non-interest income		1,753		1,599	4,019	3,065
Non-interest expense:
Salaries and employee benefits		2,511		2,777	5,185	5,511

Net occupancy		422		542	909	1,016

Equipment rentals, depreciation and maintenance		740		839	1,534	1,672

FDIC and state banking assessments		78		88	176	190

Data processing		322		310	636	657

ATM expense		213		161	398	330

Other real estate expense		230		440	366	490

Loss from other investments		13		52	51	112

Other expense		617		1,002	1,366	1,860

Total non-interest expense		5,146		6,211	10,621	11,838

Income (loss) before income taxes		(277)		(328)	846	77
Income tax

Net income (loss)		$(277)		$(328)	$846	$77

Basic and diluted earnings (loss) per share	$	( .06)	$	( .06)	$.17	$.02
Dividends declared per share		$.02		$.01	$.02	$.01

See notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net income (loss)	$(277)	$(328)	$846	$77

Other comprehensive income:

Net unrealized gain on available for sale securities	204	2,562	4,514	5,908

Reclassification adjustment for realized gain on available for sale securities called or sold	(81)		(514)

Total other comprehensive income	123	2,562	4,000	5,908

Total comprehensive income (loss)	$(154)	$2,234	$4,846	$5,985

See notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

(in thousands except share data)

					Accumulated
	Number of				Other
	Common	Common		Undivided	Comprehensive
	Shares	Stock	Surplus	Profits	Income (Loss)	Total

Balance, January 1, 2019	4,943,186	$4,943	$65,780	$20,324	$(4,113)	$86,934
Net income				405		405
Other comprehensive income					3,346	3,346

Balance, March 31, 2019	4,943,186	4,943	65,780	20,729	(767)	90,685
Net loss				(328)		(328)
Other comprehensive income					2,562	2,562
Dividends ($ .01 per share)				(50)		(50)

Balance, June 30, 2019	4,943,186	$4,943	$65,780	$20,351	$1,795	$92,869

Balance, January 1, 2020	4,943,186	$4,943	$65,780	$21,855	$2,545	$95,123
Net income				1,123		1,123
Other comprehensive income					3,877	3,877
Stock repurchase	(50,125)	(50)		(530)		(580)

Balance, March 31, 2020	4,893,061	4,893	65,780	22,448	6,422	99,543
Net loss				(277)		(277)
Other comprehensive income					123	123
Stock repurchase	(9,400)	(9)		(85)		(94)
Dividends ($ .02 per share)				(98)		(98)

Balance, June 30, 2020	4,883,661	$4,884	$65,780	$21,988	$6,545	$99,197

Note: Balances as of January 1, 2019 and 2020 were audited.

See notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands) (unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$846	$77

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	969	964

Provision for allowance for loan losses	1,397	110

Writedown of other real estate	289	442

Gain on sales of other real estate	(54)	(58)

Loss from other investments	51	112

Amortization of held to maturity securities	128	133

Amortization (accretion) of available for sale securities	(94)	93

Gain on sales and calls of securities	(514)

Gain on sale of banking house	(318)

Change in accrued interest receivable	(834)	19

Increase in cash surrender value of life insurance	(217)	(216)

Gain from death benefits from life insurance	(224)

Change in other assets	(51)	(385)

Change in employee and director benefit plan liabilities and other liabilities	496	(338)
Net cash provided by operating activities	$1,870	$953

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(in thousands) (unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from investing activities:
Proceeds from maturities, sales and calls of available for sale securities	$139,257	$19,642

Proceeds from maturities of held to maturity securities	7,390	1,740

Purchases of available for sale securities	(125,704)	(9,799)

Purchases of held to maturity securities	(16,145)	(1,529)

Purchases of Federal Home Loan Bank stock	(11)	(34)

Proceeds from sales of other real estate	1,041	1,205

Proceeds from insurance on other real estate	77

Loans, net change	(21,864)	5,087

Acquisition of bank premises and equipment	(61)	(325)

Proceeds from sale of banking house	547

Proceeds from death benefits from life insurance	548

Investment in cash surrender value of life insurance	(58)	(66)

Net cash provided by (used in) investing activities	(14,983)	15,921

Cash flows from financing activities:
Demand and savings deposits, net change	80,645	12,241

Time deposits, net change	(20,940)	7,888

Borrowings from Federal Home Loan Bank	59,500	649,550

Repayments to Federal Home Loan Bank	(62,028)	(669,640)

Cash dividends paid	(98)	(50)

Stock repurchase	(674)
Net cash provided by (used in) financing activities	56,405	(11)
Net increase in cash and cash equivalents	43,292	16,863
Cash and cash equivalents, beginning of period	29,424	17,191
Cash and cash equivalents, end of period	$72,716	$34,054

See notes to consolidated financial statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2020 and 2019

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

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the financial position of the Company and its subsidiaries as of June 30, 2020 and the results of their operations and their cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2019 Annual Report and Form 10-K.

The results of operations for the quarter or six months ended June 30, 2020, are not necessarily indicative of the results to be expected for the full year.

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

2. Earnings Per Share:

Per share data is based on the weighted average shares of common stock outstanding of 4,905,690 and 4,943,186 for the six months ended June 30, 2020 and 2019, respectively. Per share data is based on the weighted average shares of common stock outstanding of 4,883,764 and 4,943,186 for the quarters ended June 30, 2020 and 2019, respectively.

3. Statements of Cash Flows:

The Company has defined cash and cash equivalents as cash and due from banks. The Company paid $1,018,398 and $1,765,203 for the six months ended June 30, 2020 and 2019, respectively, for interest on deposits and borrowings. No income tax payments were made during the six months ended June 30, 2020 and 2019. Loans transferred to other real estate amounted to $1,658,274 during the six months ended June 30, 2019. No loans were transferred to other real estate during the six months ended June 30, 2020.

4.	Investments:

The amortized cost and fair value of securities at June 30, 2020 and December 31, 2019, are as follows (in thousands):

		Gross	Gross
		Unrealized	Unrealized
June 30, 2020	Amortized Cost	Gains	Losses	Fair Value

Available for sale securities:

Debt securities:

U.S. Treasuries	$35,978	$321	$	$36,299

U.S. Government agencies	7,500	125		7,625

Mortgage-backed securities	88,816	3,958	(35)	92,739

Collateralized mortgage obligations	27,327	976		28,303

States and political subdivisions	22,115	291	(6)	22,400

Total available for sale securities	$181,736	$5,671	$(41)	$187,366

Held to maturity securities:

States and political subdivisions	$60,858	$2,176	$(16)	$63,018

Total held to maturity securities	$60,858	$2,176	$(16)	$63,018

		Gross	Gross
		Unrealized	Unrealized
December 31, 2019	Amortized Cost	Gains	Losses	Fair Value

Available for sale securities:

Debt securities:

U.S. Treasuries	$55,922	$6	$(275)	$55,653

U.S. Government agencies	12,493	93	(16)	12,570

Mortgage-backed securities	104,414	1,832	(93)	106,153

Collateralized mortgage obligations	15,440	251	(203)	15,488

States and political subdivisions	6,412	35		6,447

Total available for sale securities	$194,681	$2,217	$(587)	$196,311

Held to maturity securities:

U.S. Government agencies	$5,000	$	$(20)	$4,980

States and political subdivisions	47,231	985	(66)	48,150

Total held to maturity securities	$52,231	$985	$(86)	$53,130

The amortized cost and fair value of debt securities at June 30, 2020 (in thousands), by contractual maturity, are shown on the following page. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale securities:
Due in one year or less	$32,028	$32,180
Due after one year through five years	12,088	12,292
Due after five years through ten years	29,999	31,073
Due after ten years	18,805	19,082
Mortgage-backed securities	88,816	92,739
Totals	$181,736	$187,366

Held to maturity securities:
Due in one year or less	$2,038	$2,050
Due after one year through five years	18,362	18,864
Due after five years through ten years	20,022	20,987
Due after ten years	20,436	21,117
Totals	$60,858	$63,018

Available for sale and held to maturity securities with gross unrealized losses at June 30, 2020 and December 31, 2019, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows (in thousands):

	Less Than Twelve Months		Over Twelve Months			Total
		Gross			Gross		Gross
		Unrealized			Unrealized		Unrealized
	Fair Value	Losses	Fair Value		Losses	Fair Value	Losses
June 30, 2020:
Mortgage-backed securities	$8,064	$35	$		$	$8,064	$35

States and political subdivisions	3,366	22				3,366	22

TOTAL	$11,430	$57	$		$	$11,430	$57

December 31, 2019:
U.S. Treasuries	$4,894	$44		$49,753	$231	$54,647	$275

U.S. Government agencies	4,978	16		4,979	20	9,957	36

Mortgage-backed securities	10,941	93				10,941	93

Collateralized mortgage obligations	10,398	203				10,398	203

States and political subdivisions	4,602	61		608	5	5,210	66

TOTAL	$35,813	$417		$55,340	$256	$91,153	$673

At June 30, 2020, 3 of the 46 mortgage-backed securities and 12 of the 130 securities issued by states and political subdivisions, contained unrealized losses.

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

Proceeds from sales and calls of available for sale securities were $26,521,483 during the six months ended June 30, 2020. Available for sale debt securities were sold or called for a realized gain of $514,023 for the six months ended June 30, 2020. There were no sales or calls of securities in 2019.

Securities with a fair value of $230,034,568 and $230,065,621 at June 30, 2020 and December 31, 2019, respectively, were pledged to secure public deposits, federal funds purchased and other balances required by law.

5. Loans:

The composition of the loan portfolio at June 30, 2020 and December 31, 2019, is as follows (in thousands):

	June 30, 2020	December 31, 2019

Gaming	$21,371	$19,899

Hotel/motel	45,197	47,294

Real estate, construction	18,560	23,209

Real estate, mortgage	154,036	141,406

Commercial and industrial	45,525	30,626

Other	5,849	6,515

Total	$290,538	$268,949

The age analysis of the loan portfolio, segregated by class of loans, as of June 30, 2020 and December 31, 2019, is as follows (in thousands):

											Loans Past
											Due Greater
	Number of Days Past Due										Than 90
					Greater		Total			Total	Days &
	30 - 59		60 - 89		Than 90		Past Due		Current	Loans	Still Accruing
June 30, 2020:
Gaming	$		$		$		$		$21,371	$21,371	$
Hotel/motel									45,197	45,197
Real estate, construction		475		148		403		1,026	17,534	18,560	40
Real estate, mortgage		835		885		5,604		7,324	146,712	154,036	42
Commercial and industrial		12		50		14		76	45,449	45,525
Other		58		1		8		67	5,782	5,849

Total		$1,380		$1,084		$6,029		$8,493	$282,045	$290,538	$82
December 31, 2019:
Gaming	$		$		$		$		$19,899	$19,899	$
Hotel/motel									47,294	47,294
Real estate, construction		303		69		14		386	22,823	23,209
Real estate, mortgage		4,150		343		5,580		10,073	131,333	141,406
Commercial and industrial		92		58		218		368	30,258	30,626
Other		50		12				62	6,453	6,515

Total		$4,595		$482		$5,812		$10,889	$258,060	$268,949	$

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

An analysis of the loan portfolio by loan grade, segregated by class of loans, as of June 30, 2020 and December 31, 2019, is as follows (in thousands):

	Loans With A Grade Of:
	A, B or C	S		D		E		F	Total
June 30, 2020:
Gaming	$18,545	$			$2,826	$		$	$21,371

Hotel/motel	45,197								45,197

Real estate, construction	17,943				70		547		18,560

Real estate, mortgage	133,081		8,107		4,762		8,086		154,036

Commercial and industrial	39,828		5,600		24		73		45,525

Other	5,822				17		10		5,849

Total	$260,416		$13,707		$7,699		$8,716	$	$290,538

December 31, 2019:
Gaming	$19,899	$		$		$		$	$19,899

Hotel/motel	47,294								47,294

Real estate, construction	22,611				83		515		23,209

Real estate, mortgage	123,841		5,338		3,608		8,619		141,406

Commercial and industrial	21,609		8,627		59		331		30,626

Other	6,501				12		2		6,515

Total	$241,755		$13,965		$3,762		$9,467	$	$268,949

A loan may be impaired but not on nonaccrual status when the loan is well secured and in the process of collection. Total loans on nonaccrual as of June 30, 2020 and December 31, 2019, are as follows (in thousands):

	June 30, 2020	December 31, 2019

Real estate, construction	$363	$515

Real estate, mortgage	7,964	8,495

Commercial and industrial	46	256

Other	8

Total	$8,381	$9,266

During 2020, the Company modified 249 loans with a total balance of $95,010,325 for certain customers by extending payments for 90 days or granting interest only payments for 3 – 6 months as a result of the impact of COVID-19. Accordingly, such loans were not classified as troubled debt restructurings. As of July 31, 2020, the extension period for 143 of these loans with a total balance of $40,668,392 had expired with those customers resuming their regular payment schedule. As of July 31, 2020, the Company renewed the modification for 19 loans, primarily in its hotel/motel portfolio, with a balance of $31,459,610.

Prior to 2019, certain loans were modified by granting interest rate concessions to these customers with such loans being classified as troubled debt restructurings. During 2019 and 2020, the Company did not restructure any additional loans. Specific reserves of $50,000 and $63,000 were allocated to troubled debt restructurings as of June 30, 2020 and December 31, 2019, respectively. The Bank had no commitments to lend additional amounts to customers with outstanding loans classified as troubled debt restructurings as of June 30, 2020 and December 31, 2019.

Impaired loans, which include loans classified as nonaccrual and troubled debt restructurings, segregated by class of loans, as of June 30, 2020 and December 31, 2019, are as follows (in thousands):

	Unpaid Principal Balance	Recorded Investment	Related Allowance		Average Recorded Investment	Interest Income Recognized
June 30, 2020:
With no related allowance recorded:
Real estate, construction	$149	$149	$		$150	$
Real estate, mortgage	3,325	3,325			3,403		20
Commercial and industrial	14	14			16
Other	8	8			8
Total	3,496	3,496			3,577		20

With a related allowance recorded:
Real estate, construction	214	214		20	215
Real estate, mortgage	5,639	5,639		1,205	5,620		3
Commercial and industrial	32	32		4	34
Total	5,885	5,885		1,229	5,869		3

Total by class of loans:
Real estate, construction	363	363		20	365
Real estate, mortgage	8,964	8,964		1,205	9,023		23
Commercial and industrial	46	46		4	50
Other	8	8			8

Total	$9,381	$9,381		$1,229	$9,446		$23

	Unpaid Principal Balance	Recorded Investment	Related Allowance		Average Recorded Investment	Interest Income Recognized
December 31, 2019:
With no related allowance recorded:
Real estate, construction	$292	$292	$		$312	$
Real estate, mortgage	8,906	8,906			9,075		29
Commercial and industrial	217	217			217

Total	9,415	9,415			9,604		29

With a related allowance recorded:
Real estate, construction	223	223		20	230
Real estate, mortgage	624	624		98	614		27
Commercial and industrial	39	39		4	41

Total	886	886		122	885		27

Total by class of loans:
Real estate, construction	515	515		20	542
Real estate, mortgage	9,530	9,530		98	9,689		56
Commercial and industrial	256	256		4	258

Total	$10,301	$10,301		$122	$10,489		$56

6. Allowance for Loan Losses:

Transactions in the allowance for loan losses for the quarters and six months ended June 30, 2020 and 2019, and the balances of loans, individually and collectively evaluated for impairment, as of June 30, 2020 and 2019, are as follows (in thousands):

	Gaming		Hotel/Motel		Real Estate, Construction	Real Estate, Mortgage	Commercial and Industrial	Other		Total
For the Six Months Ended June 30, 2020:
Allowance for Loan Losses:
Beginning balance		$223		$779	$102	$2,454	$553		$96	$4,207
Charge-offs						(8)	(248)		(140)	(396)
Recoveries							23		98	121
Provision		(15)		(40)	(19)	1,302	120		49	1,397
Ending Balance		$208		$739	$83	$3,748	$448		$103	$5,329

For the Quarter Ended June 30, 2020:
Allowance for Loan Losses:
Beginning Balance		$198		$734	$76	$2,627	$471		$85	$4,191
Charge-offs							(202)		(52)	(254)
Recoveries							7		52	59
Provision		10		5	7	1,121	172		18	1,333
Ending Balance		$208		$739	$83	$3,748	$448		$103	$5,329

Allowance for Loan Losses, June 30, 2020:
Ending balance: individually evaluated for impairment	$		$		$20	$1,376	$17	$		$1,413
Ending balance: collectively evaluated for impairment		$208		$739	$63	$2,372	$431		$103	$3,916

Total Loans, June 30, 2020:
Ending balance: individually evaluated for impairment		$2,826	$		$617	$15,675	$329		$22	$19,469
Ending balance: collectively evaluated for impairment		$18,545		$45,197	$17,943	$138,361	$45,196		$5,827	$271,069

	Gaming		Hotel/Motel		Real Estate, Construction	Real Estate, Mortgage	Commercial and Industrial	Other	Total
For the Six Months Ended June 30, 2019:
Allowance for Loan Losses:
Beginning balance		$416		$1,443	$429	$2,443	$476	$133	$5,340
Charge-offs					(403)	(46)		(139)	(588)
Recoveries					2	2	21	59	84
Provision		(127)		223	193	(175)	(57)	53	110
Ending Balance		$289		$1,666	$221	$2,224	$440	$106	$4,946

For the Quarter Ended June 30, 2019:
Allowance for Loan Losses:
Beginning Balance		$399		$1,617	$401	$2,360	$480	$119	$5,376
Charge-offs					(403)	(46)		(63)	(512)
Recoveries							7	19	26
Provision		(110)		49	223	(90)	(47)	31	56
Ending Balance		$289		$1,666	$221	$2,224	$440	$106	$4,946

Allowance for Loan Losses, June 30, 2019:
Ending balance: individually evaluated for impairment	$		$		$20	$254	$91	$4	$369
Ending balance: collectively evaluated for impairment		$289		$1,666	$201	$1,970	$349	$102	$4,577

Total Loans, June 20, 2019:
Ending balance: individually evaluated for impairment	$		$		$788	$14,614	$1,239	$14	$16,655
Ending balance: collectively evaluated for impairment		$20,703		$48,295	$23,911	$122,019	$26,966	$7,548	$249,442

7. Deposits:

Time deposits of $250,000 or more totaled approximately $27,437,000 and $46,618,000 at June 30, 2020 and December 31, 2019, respectively.

8. Shareholders’ Equity:

On April 22, 2020, the Board of Directors declared a dividend of $.02 per share, which was payable on May 8, 2020, to shareholders of record as of May 4, 2020.

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

The balances of available for sale securities, which are the only assets measured at fair value on a recurring basis, by level within the fair value hierarchy and by investment type, as of June 30, 2020 and December 31, 2019 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
June 30, 2020:
U.S. Treasuries	$36,299	$	$36,299	$
U.S. Government agencies	7,625		7,625
Mortgage-backed securities	92,739		92,739
Collateralized mortgage obligations	28,303		28,303
States and political subdivisions	22,400		22,400
Total	$187,366	$	$187,366	$

December 31, 2019:
U.S. Treasuries	$55,653	$	$55,653	$
U.S. Government agencies	12,570		12,570
Mortgage-backed securities	106,153		106,153
Collateralized mortgage obligations	15,488		15,488
States and political subdivisions	6,447		6,447
Total	$196,311	$	$196,311	$

Impaired loans, which are measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of June 30, 2020 and December 31, 2019 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
June 30, 2020	$4,655	$	$	$4,655
December 31, 2019	764			764

Other real estate, which is measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of June 30, 2020 and December 31, 2019 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
June 30, 2020	$6,100	$	$	$6,100
December 31, 2019	7,453			7,453

The following table presents a summary of changes in the fair value of other real estate which is measured using level 3 inputs (in thousands):

	For the Six	For the Year
	Months Ended	Ended
	June 30, 2020	December 31, 2019
Balance, beginning of period	$7,453	$8,943

Loans transferred to ORE		1,707

Sales	(1,064)	(2,755)

Writedowns	(289)	(442)

Balance, end of period	$6,100	$7,453

The carrying value and estimated fair value of financial instruments, by level within the fair value hierarchy, at June 30, 2020 and December 31, 2019, are as follows (in thousands):

	Carrying	Fair Value Measurements Using
	Amount	Level 1	Level 2		Level 3		Total
June 30, 2020:
Financial Assets:
Cash and due from banks	$72,716	$72,716	$		$		$72,716
Available for sale securities	187,366			187,366			187,366
Held to maturity securities	60,858			63,018			63,018
Other investments	2,592	2,592					2,592
Federal Home Loan Bank stock	2,140			2,140			2,140
Loans, net	285,209					285,956	285,956
Other real estate	6,100					6,100	6,100
Cash surrender value of life insurance	19,332			19,332			19,332
Financial Liabilities:
Deposits:
Non-interest bearing	159,048	159,048					159,048
Interest bearing	376,800					377,322	377,322
Borrowings from Federal Home Loan
Bank	998			1,425			1,425

	Carrying	Fair value Measuremeents Using
	Amount	Level 1	Level 2		Level 3		Total
December 31, 2019:
Financial Assets:
Cash and due from banks	$29,424	$29,424	$		$		$29,424
Available for sale securities	196,311			196,311			196,311
Held to maturity securities	52,231			53,130			53,130
Other investments	2,643	2,643					2,643
Federal Home Loan Bank stock	2,129			2,129			2,129
Loans, net	264,742					261,710	261,710
Other real estate	7,453					7,453	7,453
Cash surrender value of life insurance	19,381			19,381			19,381
Financial Liabilities:
Deposits:
Non-interest bearing	122,592	122,592					122,592
Interest bearing	353,551					354,141	354,141
Borrowings from Federal Home Loan
Bank	3,526			3,730			3,730

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

New Accounting Pronouncements

The Financial Accounting Standards Board issues several accounting standards updates during the first two quarters of 2020, which have been disclosed in Note 1 to the Unaudited Consolidated Financial Statements. The Company does not expect that these updates discussed in the Notes will have a material impact on its financial position, results of operations or cash flows.

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

GAAP Reconciliation and Explanation

This Form 10-Q contains non-GAAP financial measures determined by methods other than in accordance with GAAP. Such non-GAAP financial measures include taxable equivalent interest income and taxable equivalent net interest income. Management uses these non-GAAP financial measures because it believes they are useful for evaluating our operations and performance over periods of time, as well as in managing and evaluating our business and in discussions about our operations and performance. Management believes these non-GAAP financial measures provide users of our financial information with a meaningful measure for assessing our financial results, as well as comparison to financial results for prior periods. These non-GAAP financial measures should not be considered as a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled financial measures used by other companies. A reconciliation of these operating performance measures to GAAP performance measures for the three months and six months ended June 30, 2020 and 2019 is included on the following page.

RECONCILIATION OF NON-GAAP PERFORMANCE MEASURES (In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Interest income reconciliation:
Interest income - taxable equivalent	$4,867	$5,285	$9,917	$10,844
Taxable equivalent adjustment	(36)	(55)	(79)	(114)

Interest income (GAAP)	$4,831	$5,230	$9,838	$10,730

Net interest income reconciliation:
Net interest income - taxable equivalent	$4,485	$4,395	$8,924	$9,074
Taxable equivalent adjustment	(36)	(55)	(79)	(114)

Net interest income (GAAP)	$4,449	$4,340	$8,845	$8,960

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

The Company has been proactive in ensuring the safety and health of its employees and customers during the pandemic. These steps include limiting access to branch lobbies as appropriate, installing germ shields in branch lobbies, allowing staff to work remotely, limiting in person meetings and endorsing the usage of face coverings by staff and customers. The Company is following guidance from the Centers for Disease Control and state and local orders.

Assisting our customers during the pandemic is a priority. The Company has granted modifications by extending payments 90 days to certain customers as a result of the economic challenges of business closures and unemployment resulting from COVID-19. We have also actively participated in the Paycheck Protection Program (“PPP”), a specific stimulus resource designed to provide assistance to small businesses.

The Company reported a net loss of $277,000 for the second quarter of 2020 compared with a net loss of $328,000 for the second quarter of 2019. The Company reported net income of $846,000 for the first half of 2020 compared with net income of $77,000 for the first half of 2019. Results in 2020 included an increase in the provision for loan losses which was partially offset by an increase in non-interest income and a decrease in non-interest expense as compared with 2019.

Managing the net interest margin is a key component of the Company’s earnings strategy. The Federal Reserve reduced rates by 75 basis points during the second half of 2019 as a result of global issues and slowing growth. In March 2020, the Federal Reserve reduced rates by 150 basis points in two emergency moves to respond to the unprecedented economic disruptions of the COVID-19 pandemic. This material reduction in rates decreased total interest income and total interest expense.

Monitoring asset quality, estimating potential losses in our loan portfolio and addressing non-performing loans continue to be a major focus of the Company. A provision for the allowance for loan losses of $1,333,000 was recorded in the second quarter of 2020 as compared with $56,000 for the second quarter of 2019. A provision for the allowance for loan losses of $1,397,000 was recorded for the first two quarters of 2020 as compared with $110,000 for the first two quarters of 2019. The increase in 2020, which is non-COVID-19 related, is primarily the result of specific events impacting one credit. The Company is working diligently to address and reduce its non-performing assets. The Company’s nonaccrual loans totaled $8,381,000 and $9,266,000 at June 30, 2020 and December 31, 2019, respectively. Most of these loans are collateral-dependent, and the Company has rigorously evaluated the value of its collateral to determine potential losses.

Non-interest income increased $154,000 for the first quarter of 2020 as compared with 2019 results. Current year results included a non-recurring gain of $224,000 from the redemption of death benefits on bank owned life insurance. Non-interest income increased $954,000 for the first two quarters of 2020 as compared with 2019 results. Current year results included non-recurring gains on sales and calls of securities of $514,000 and a gain from the sale of banking house of $318,000, as well as the gain from the redemption of death benefits on bank owned life insurance.

Non-interest expense decreased $1,065,000 for the quarter ended June 30, 2020 as compared with 2019 results. This decrease for the second quarter of 2020 was primarily the result of the decrease in salaries and employee benefits of $266,000, net occupancy of $120,000, other real estate expense of $210,000 and other expense of $385,000 in 2020 as compared with 2019. Non-interest expense decreased $1,217,000 for the two quarters ended June 30, 2020 as compared with 2019 results. This decrease for the two quarters ended June 30, 2020 was primarily the result of the decrease in salaries and employee benefits of $326,000, equipment rentals, depreciation and maintenance of $138,000, other real estate expense of $124,000 and other expense of $494,000 in 2020 as compared with 2019.

Total assets at June 30, 2020 increased $61,748,000 as compared with December 31, 2019. Total deposits increased $59,705,000 primarily as governmental entities’ balances increased due to tax collections. This increase in deposits funded an increase in cash and due from banks of $43,292,000 and the $21,589,000 increase in loans.

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

Quarter Ended June 30, 2020 as Compared with Quarter Ended June 30, 2019

The Company’s average interest-earning assets increased approximately $33,324,000, or 6%, from approximately $555,648,000 for the second quarter of 2019 to approximately $588,972,000 for the second quarter of 2020. The Company’s average balance sheet increased primarily as average loans increased approximately $21,784,000 and average balances due from depository institutions increased approximately $25,952,000. The Company’s average loans increased as new loans, primarily as part of the PPP, outpaced principal payments, maturities and charge-offs relating to existing loans. Average balances due from financial institutions increased as the Company manages its liquidity position.

The average yield on interest-earning assets decreased by 49 basis points, from 3.80% for the second quarter of 2019 to 3.31% for the second quarter of 2020.   The yield on average loans decreased from 5.12% for the second quarter of 2019 to 4.52% for the second quarter of 2020 primarily as a result of the decrease in rates during 2019 and 2020 discussed in the Overview.

Average interest-bearing liabilities decreased approximately $3,232,000, or 1%, from approximately $393,510,000 for the second quarter of 2019 to approximately $390,278,000 for the second quarter of 2020. Average savings and interest bearing DDA deposits increased approximately $23,915,000 primarily as several large public fund customers maintained higher balances with our bank subsidiary in the current year and some of the PPP loan proceeds were deposited into customers’ accounts. Average borrowings from FHLB decreased $12,862,000 as the funds from the increase in deposits reduced the need to borrow.

The average rate paid on interest-bearing liabilities for the second quarter of 2019 was .90% as compared with .39% for the second quarter of 2020.   This decrease is primarily due to decreased rates in 2019 and 2020.

The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 3.16% for the second quarter of 2019 as compared with 3.05% for the second quarter of 2020.

Six Months Ended June 30, 2020 as Compared with Six Months Ended June 30, 2019

The Company’s average interest-earning assets increased approximately $19,717,000, or 4%, from approximately $561,996,000 for the first two quarters of 2019 to approximately $581,713,000 for the first two quarters of 2020. The Company’s average balance sheet increased primarily as average loans increased approximately $7,778,000 and average balances due from depository institutions increased approximately $20,024,000. The Company’s average loans increased as new loans outpaced principal payments, maturities and charge-offs relating to existing loans. Average balances due from financial institutions increased as the Company manages its liquidity position.

The average yield on earning assets decreased from 3.86% for the first two quarters of 2019 to 3.41% for the first two quarters of 2020. The yield on average loans decreased from 5.30% for the first two quarters of 2019 to 4.68% for the first two quarters of 2020 primarily as a result of the decrease in rates during 2019 and 2020 discussed in the Overview.

Average interest-bearing liabilities decreased approximately $5,064,000, or 1%, from approximately $402,519,000 for the first two quarters of 2019 to approximately $397,455,000 for the first two quarters of 2020. Average savings and interest bearing DDA balances increased approximately $13,285,000 primarily as several large public fund customers maintained higher balances with our bank subsidiary in the current year and some of the PPP loan proceeds were deposited into customers’ accounts. Average borrowings from FHLB decreased $9,879,000 as the funds from the increase in deposits reduced the need to borrow.

The average rate paid on interest-bearing liabilities for the first two quarters of 2019 was .88% compared with .50% for the first two quarters of 2020. This decrease is primarily due to the decreased rates in 2019 and 2020.

The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 3.23% for the first two quarters of 2019 as compared with 3.07% for the first two quarters of 2020.

The tables on the following pages analyze the changes in tax-equivalent net interest income for the quarters and six months ended June 30, 2020 and 2019.

Analysis of Average Balances, Interest Earned/Paid and Yield

(In Thousands)

	Quarter Ended June 30, 2020			Quarter Ended June 30, 2019
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate
Loans (2)(3)	$288,411	$3,259	4.52%	$266,627	$3,415	5.12%

Balances due from depository institutions	39,044	14	0.14%	13,092	104	3.18%

HTM:
Taxable	36,319	276	3.04%	37,397	284	3.04%
Non taxable (1)	14,216	118	3.32%	16,317	132	3.24%

AFS:
Taxable	202,964	1,131	2.23%	210,460	1,206	2.29%
Non taxable (1)	5,879	58	3.95%	9,665	115	4.76%
Other	2,139	11	2.06%	2,090	29	5.55%

Total	$588,972	$4,867	3.31%	$555,648	$5,285	3.80%
Savings & interest- bearing DDA	$313,482	$193	0.25%	$289,567	$466	0.64%

Time deposits	75,790	183	0.97%	90,075	344	1.53%

Borrowings from FHLB	1,006	6	2.39%	13,868	80	2.31%

Total	$390,278	$382	0.39%	$393,510	$890	0.90%

Net tax-equivalent spread			2.92%			2.90%

Net tax-equivalent margin on earning assets			3.05%			3.16%

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 21% in 2020 and 2019. See disclosure of Non-GAAP financial measures on pages 31 and 32.

(2) Loan fees of $181 and $76 for 2020 and 2019, respectively, are included in these figures.

(3) Average balance includes nonaccrual loans.

Analysis of Average Balances, Interest Earned/Paid and Yield

(In Thousands)

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate
Loans (2)(3)	$276,018	$6,464	4.68%	$268,240	$7,104	5.30%

Balances due from depository institutions	36,791	169	0.92%	16,767	191	2.28%

HTM:
Taxable	35,876	551	3.07%	37,238	555	2.98%
Non taxable (1)	14,645	244	3.33%	16,903	289	3.42%

AFS:
Taxable	210,279	2,347	2.23%	210,390	2,417	2.30%
Non taxable (1)	5,967	130	4.36%	10,375	248	4.78%
Other	2,137	12	1.12%	2,083	40	3.84%

Total	$581,713	$9,917	3.41%	$561,996	$10,844	3.86%
Savings & interest- bearing DDA	$315,052	$506	0.32%	$301,767	$957	0.63%

Time deposits	80,060	469	1.17%	88,530	655	1.48%

Borrowings from FHLB	2,343	18	1.54%	12,222	158	2.59%

Total	$397,455	$993	0.50%	$402,519	$1,770	0.88%

Net tax-equivalent spread			2.91%			2.98%

Net tax-equivalent margin on earning assets			3.07%			3.23%

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 21% in 2020 and 2019. See disclosure of Non-GAAP financial measures on pages 31 and 32.

(2) Loan fees of $278 and $149 for 2020 and 2019, respectively, are included in these figures.

(3) Average balance includes nonaccrual loans.

Analysis of Changes in Interest Income and Interest Expense

(In Thousands)

	For the Quarter Ended
	June 30, 2020 compared with June 30, 2019
	Volume	Rate	Rate/Volume	Total
Interest earned on:

Loans	$279	$(402)	$(33)	$(156)

Balances due from financial institutions	206	(99)	(197)	(90)

Held to maturity securities:
Taxable	(8)			(8)
Non taxable	(17)	3		(14)

Available for sale securities:
Taxable	(43)	(33)	1	(75)
Non taxable	(45)	(20)	8	(57)
Other	1	(18)	(1)	(18)

Total	$373	$(569)	$(222)	$(418)

Interest paid on:

Savings & interest-bearing DDA	$38	$(288)	$(23)	$(273)

Time deposits	(55)	(127)	21	(161)

Borrowings from FHLB	(74)	3	(3)	(74)

Total	$(91)	$(412)	$(5)	$(508)

Analysis of Changes in Interest Income and Interest Expense

(In Thousands)

	For the Six Months Ended
	June 30, 2020 compared with June 30, 2019
	Volume	Rate	Rate/Volume	Total
Interest earned on:

Loans	$206	$(822)	$(24)	$(640)

Balances due from financial institutions	228	(114)	(136)	(22)

Held to maturity securities:
Taxable	(20)	17	(1)	(4)
Non taxable	(39)	(7)	1	(45)

Available for sale securities:
Taxable	(1)	(69)		(70)
Non taxable	(105)	(22)	9	(118)
Other	1	(28)	(1)	(28)

Total	$270	$(1,045)	$(152)	$(927)

Interest paid on:

Savings & interest-bearing DDA	$42	$(472)	$(21)	$(451)

Time deposits	(63)	(136)	13	(186)

Borrowings from FHLB	(128)	(64)	52	(140)

Total	$(149)	$(672)	$44	$(777)

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

The Company’s analysis includes evaluating the current values of collateral securing all nonaccrual loans. Even though nonaccrual loans were $8,381,000 and $9,266,000 at June 30, 2020 and December 31, 2019, respectively, specific reserves of only $1,179,000 and $59,000, respectively, have been allocated to these loans as collateral values appear sufficient to cover loan losses or the loan balances have been charged down to their realizable value.

Additional consideration was given to the impact of COVID-19 on the loan portfolio. The Company granted modifications by extending payments 90 days or granting interest only payments for 3 – 6 months for certain customers as a result of the economic challenges of business closures and unemployment resulting from COVID-19. These credits were generally current at the time they were modified. In compliance with guidance from the regulatory and accounting authorities, these modifications have not been classified as troubled debt restructurings at June 30, 2020. The Company continues its policy of closely monitoring past due loans and deposit overdrafts which may serve as indicators of performance issues. Proactive outreach to our loan customers has also been emphasized.

In addition to the factors considered when assessing risk in the loan portfolio which are identified in the Notes to the Consolidated Financial Statements included in the Company’s 2019 Annual Report, the Company included the potential negative impact of COVID-19 on its loan portfolio in performing this risk assessment as of June 30, 2020. As of June 30, 2020, a general reserve of approximately $320,000 was allocated to non-classified loans as a result of COVID-19. As of June 30, 2020, no specific reserves were allocated to classified loans as a result of COVID-19.

The Company’s on-going, systematic evaluation resulted in the Company recording a provision for the allowance for loan losses of $1,333,000 and $56,000 for the second quarters of 2020 and 2019, respectively, and $1,397,000 and $110,000 for the first two quarters of 2020 and 2019, respectively. The increase in the second quarter of 2020 is the direct result of the allocation of a specific reserve of $1,135,000 to one credit that is on nonaccrual and in bankruptcy as a result of new information, which is non-COVID-19 related, obtained by the Company. The allowance for loan losses as a percentage of loans was 1.83% and 1.56% at June 30, 2020 and December 31, 2019, respectively. The Company believes that its allowance for loan losses is appropriate as of June 30, 2020.

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

Non-interest income

Quarter Ended June 30, 2020 as Compared with Quarter Ended June 30, 2019

Non-interest income increased $154,000 for the second quarter of 2020 as compared with the second quarter of 2019. Results in the second quarter of 2020 included a gain from the sale of securities of $81,000 and an increase in other income of $192,000 as the Company realized a gain from death benefits from life insurance of $224,000. This increase was partially offset by the decrease in service charges on deposit accounts of $107,000 due the impact of stimulus payments and other effects of COVID-19 on the local economy and consumer spending in 2020.

Six Months Ended June 30, 2020 as Compared with Six Months Ended June 30, 2019

Non-interest income increased $954,000 for the first two quarters of 2020 as compared with the first two quarters of 2019. Results for the first two quarters of 2020 included gains from the sale of securities of $514,000 and an increase in other income of $527,000 as the Company realized a gain from death benefits from life insurance of $224,000 and a gain from the sale of banking house of $318,000. This increase was partially offset by the decrease in service charges on deposit accounts of $78,000 primarily due the impact of stimulus payments and other effects of COVID-19 on the local economy and consumer spending in 2020.

Non-interest expense

Quarter Ended June 30, 2020 as Compared with Quarter Ended June 30, 2019

Total non-interest expense decreased $1,065,000 for the second quarter of 2020 as compared with the second quarter of 2019. In 2020, salaries and employee benefits decreased $266,000, net occupancy decreased $120,000, other real estate expenses decreased $210,000 and other expense decreased $385,000.

Salaries and employee benefits decreased as a result of attrition and a reduction in costs associated with the retiree health plan.

Net occupancy expense decreased as the Company was able to eliminate some redundant telecommunication costs.

ORE expense decreased as write-downs in the value of ORE were less in 2020.

Other expenses primarily decreased as advertising costs were reduced by $63,000 and legal fees were reduced by $191,000. Advertising expenditures have been curtailed as a result of COVID-19 and 2019 results included expense of $201,000 in settlement of a lawsuit.

Six Months Ended June 30, 2020 as Compared with Six Months Ended June 30, 2019

Total non-interest expense decreased $1,217,000 for the first two quarters of 2020 as compared with the first two quarters of 2019. In 2020, salaries and employee benefits decreased $326,000, net occupancy decreased $107,000, other real estate expenses decreased $124,000 and other expense decreased $494,000.

Salaries and employee benefits decreased as a result of attrition and a reduction in costs associates with the retiree health plan.

Net occupancy expense decreased as the Company was able to eliminate some redundant telecommunication costs.

ORE expense decreased as write-downs in the value of ORE were less in 2020.

Other expense primarily decreased as advertising costs were reduced by $122,000, legal fees were reduced by $183,000 and consulting fees were reduced by $33,000. Advertising expenditures have been curtailed as a result of COVID-19. Prior year results included expense of $201,000 in settlement of a lawsuit and non-recurring consulting fees for operations and strategic planning projects.

Income Taxes

At December 31, 2014, the Company established a full valuation allowance on its deferred tax assets. Until such time as the Company returns to sustained earnings, and it is determined that it is more likely than not that the deferred tax asset will be realized, no income tax benefit or expense will generally be recorded.

FINANCIAL CONDITION

Cash and due from banks increased $43,292,000 at June 30, 2020, as compared with December 31, 2019 in the management of the bank subsidiary’s liquidity position.

Loan increased $21,589,000 at June 30, 2020, as compared with December 31, 2019 as new loans, particularly relating to the PPP program, outpaced principal payments, maturities and charge-offs relating to existing loans.

Total deposits increased $59,705,000 at June 30, 2020, as compared with December 31, 2019. Typically, significant increases or decreases in total deposits and/or significant fluctuations among the different types of deposits from quarter to quarter are anticipated by Management as customers in the casino industry and county and municipal entities reallocate their resources periodically. In addition, some of the PPP loan proceeds were deposited into customers’ accounts.

SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY

Strength, security and stability have been the hallmark of the Company since its founding in 1985 and of its bank subsidiary since its founding in 1896. A strong capital foundation is fundamental to the continuing prosperity of the Company and the security of its customers and shareholders.

As of June 30, 2020, the most recent notification from the Federal Deposit Insurance Corporation categorized the bank subsidiary as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the bank subsidiary must have a Total risk-based capital ratio of 10.00% or greater, a Common Equity Tier 1 Capital ratio of 6.50% or greater, a Tier 1 risk-based capital ratio of 8.00% or greater and a Leverage capital ratio of 5.00% or greater. As of January 1, 2019, the Company must have a capital conservation buffer above these requirements of 2.50%. There are no conditions or events since that notification that Management believes have changed the bank subsidiary’s category.

The Company’s actual capital amounts and ratios and required minimum capital amounts and ratios as of June 30, 2020 and December 31, 2019, are as follows (in thousands):

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
June 30, 2020:
Total Capital (to Risk Weighted Assets)	$97,505	24.37%	$32,011	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	92,499	23.12%	18,006	4.50%
Tier 1 Capital (to Risk Weighted Assets)	92,499	23.12%	24,008	6.00%
Tier 1 Capital (to Average Assets)	92,499	14.79%	25,023	4.00%

December 31, 2019:
Total Capital (to Risk Weighted Assets)	$96,632	26.22%	$29,487	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	92,425	25.08%	16,586	4.50%
Tier 1 Capital (to Risk Weighted Assets)	92,425	25.08%	22,115	6.00%
Tier 1 Capital (to Average Assets)	92,425	15.26%	2,423	4.00%

The actual capital amounts and ratios and required minimum capital amounts and ratios for the Bank as of June 30, 2020 and December 31, 2019, are as follows (in thousands):

			For Capital Adequacy
	Actual		Purposes		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2020:
Total Capital (to Risk Weighted Assets)	$94,690	23.80%	$31,829	8.00%	$39,786	10.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	89,713	22.55%	17,904	4.50%	25,861	6.50%
Tier 1 Capital (to Risk Weighted Assets)	89,713	22.55%	23,871	6.00%	31,829	8.00%
Tier 1 Capital (to Average Assets)	89,713	13.63%	26,319	4.00%	32,899	5.00%

December 31, 2019:
Total Capital (to Risk Weighted Assets)	$93,228	25.48%	$29,274	8.00%	$36,592	10.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	89,021	24.33%	16,466	4.50%	23,785	6.50%
Tier 1 Capital (to Risk Weighted Assets)	89,021	24.33%	21,955	6.00%	29,274	8.00%
Tier 1 Capital (to Average Assets)	89,021	14.72%	24,198	4.00%	30,248	5.00%

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

The Company actively participated in the PPP, facilitating approximately $23 million in funding. As an additional liquidity resource for this funding, the Company was approved to participate in the Federal Reserve Bank’s PPP Liquidity Facility.

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

Item 4: Controls and Procedures

As of June 30, 2020, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the period ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Exhibit 101

The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Condition at June 30, 2020 and December 31, 2019, (ii) Consolidated Statements of Operations for the quarters and six months ended June 30, 2020 and 2019, (iii) Consolidated Statements of Comprehensive Income (Loss)for the quarters and six months ended June 30, 2020 and 2019, (iv) Consolidated Statement of Changes in Shareholders’ Equity for the quarters ended March 31, 2019 and June 30, 2019 and March 31, 2020 and June 30, 2020, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019 and (vi) Notes to the Unaudited Consolidated Financial Statements for the six months ended June 30, 2020 and 2019.

SIGNATURES

Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL CORPORATION

(Registrant)

Date:	August 13, 2020

By:	/s/ Chevis C. Swetman
Chevis C. Swetman Chairman, President and Chief Executive Officer (principal executive officer)

Date:	August 13, 2020

By:	/s/ Lauri A. Wood
Lauri A. Wood Chief Financial Officer and Controller (principal financial and accounting officer)