Form 10-Q
period 2020-09-30
PEOPLES FINANCIAL CORP /MS/
filed 2020-11-10
CIK 770460

UNITED STATES

           SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	001-12103

PEOPLES FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Mississippi	64-0709834
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Lameuse and Howard Avenues, Biloxi, Mississippi	39533
(Address of principal executive offices)	(Zip Code)

(228) 435-5511

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	PFBX	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) Yes X No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date. Peoples Financial Corporation has only one class of common stock authorized. At October 30, 2020 there were 15,000,000 shares of $1 par value common stock authorized, with 4,878,557 shares issued and outstanding.

Part 1 – Financial Information

Item 1: Financial Statements

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition

(in thousands except share data)

	September 30, 2020	December 31, 2019
	(unaudited)	(audited)

Assets
Cash and due from banks	$110,602	$29,424

Available for sale securities	184,218	196,311

Held to maturity securities, fair value of $65,974 at September 30, 2020; $53,130 at December 31, 2019	63,206	52,231

Other investments	2,574	2,643

Federal Home Loan Bank Stock, at cost	2,147	2,129

Loans	286,567	268,949

Less: Allowance for loan losses	4,401	4,207

Loans, net	282,166	264,742

Bank premises and equipment, net of accumulated depreciation	15,858	17,421

Other real estate	4,721	7,453

Accrued interest receivable	2,777	1,687

Cash surrender value of life insurance	19,456	19,381

Other assets	1,229	1,280

Total assets	$688,954	$594,702

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition (continued)

(in thousands except share data)

	September 30, 2020	December 31, 2019
	(unaudited)	(audited)
Liabilities and Shareholders' Equity
Liabilities:

Deposits:

Demand, non-interest bearing	$181,890	$122,592

Savings and demand, interest bearing	325,566	263,153

Time, $100,000 or more	40,999	64,492

Other time deposits	23,263	25,906

Total deposits	571,718	476,143

Borrowings from Federal Home Loan Bank	983	3,526

Employee and director benefit plans liabilities	18,326	18,361

Other liabilities	3,114	1,549

Total liabilities	594,141	499,579

Shareholders' Equity:
Common stock, $1 par value, 15,000,000 shares authorized, 4,878,557 and 4,943,186 shares issued and outstanding at September 30, 2020 and December 31, 2019	4,879	4,943

Surplus	65,780	65,780

Undivided profits	17,670	21,855

Accumulated other comprehensive income, net of tax	6,484	2,545

Total shareholders' equity	94,813	95,123

Total liabilities and shareholders' equity	$688,954	$594,702

See notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Operations

(in thousands except per share data)(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest income:
Interest and fees on loans	$3,242	$3,362	$9,706	$10,466

Interest and dividends on securities:

U.S. Treasuries	91	283	594	872

U.S. Government agencies	42	118	174	360

Mortgage-backed securities	564	801	2,058	2,419

States and political subdivisions	600	425	1,449	1,321

Collateralized mortgage obligations	104	50	319	100

Other investments	13	4	25	44

Interest on balances due from depository institutions	27	98	196	289

Total interest income	4,683	5,141	14,521	15,871

Interest expense:
Deposits	312	770	1,287	2,382

Borrowings from Federal Home Loan Bank	8	42	26	200

Total interest expense	320	812	1,313	2,582

Net interest income	4,363	4,329	13,208	13,289

Provision for allowance for loan losses	4,551	59	5,948	169

Net interest income (loss) after provision for allowance for loan losses	$(188)	$4,270	$7,260	$13,120

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Operations (continued)

(in thousands except per share data)(unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
Non-interest income:
Trust department income and fees		$461		$439		$1,237	$1,225

Service charges on deposit accounts		875		971		2,597	2,771

Gain on liquidation, sales and calls of securities		24		61		538	61

Increase in cash surrender value of life insurance		109		110		326	326

Other income		125		142		915	405

Total non-interest income		1,594		1,723		5,613	4,788
Non-interest expense:
Salaries and employee benefits		2,538		2,758		7,723	8,269

Net occupancy		479		530		1,388	1,546

Equipment rentals, depreciation and maintenance		829		790		2,363	2,462

FDIC and state banking assessments		102		104		278	294

Data processing		300		343		936	1,000

ATM expense		215		181		613	511

Other real estate expense		523		148		889	638

Loss from other investments		18		6		69	118

Other expense		664		657		2,030	2,517

Total non-interest expense		5,668		5,517		16,289	17,355

Income (loss) before income taxes		(4,262)		476		(3,416)	553
Income tax

Net income (loss)		$(4,262)		$476		$(3,416)	$553

Basic and diluted earnings (loss) per share	$	( .87)		$.09	$	( .70)	$.11
Dividends declared per share	$		$			$.02	$.01

See notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net income (loss)	$(4,262)	$476	$(3,416)	$553

Other comprehensive income:

Net unrealized gain (loss) on available for sale securities	(37)	1,043	4,477	6,951

Reclassification adjustment for realized gain on available for sale securities called or sold	(24)	(61)	(538)	(61)

Total other comprehensive income (loss)	(61)	982	3,939	6,890

Total comprehensive income (loss)	$(4,323)	$1,458	$523	$7,443

See notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

(in thousands except share data)

					Accumulated
	Number of				Other
	Common	Common		Undivided	Comprehensive
	Shares	Stock	Surplus	Profits	Income (Loss)	Total

Balance, January 1, 2019	4,943,186	$4,943	$65,780	$20,324	$(4,113)	$86,934
Net income				405		405
Other comprehensive income					3,346	3,346

Balance, March 31, 2019	4,943,186	4,943	65,780	20,729	(767)	90,685
Net loss				(328)		(328)
Other comprehensive income					2,562	2,562
Dividends ($ .01 per share)				(50)		(50)

Balance, June 30, 2019	4,943,186	4,943	65,780	20,351	1,795	92,869
Net income				476		476
Other comprehensive income					982	982

Balance, September 30, 2019	4,943,186	$4,943	$65,780	$20,827	$2,777	$94,327

Balance, January 1, 2020	4,943,186	$4,943	$65,780	$21,855	$2,545	$95,123
Net income				1,123		1,123
Other comprehensive income					3,877	3,877
Stock repurchase	(50,125)	(50)		(530)		(580)

Balance, March 31, 2020	4,893,061	4,893	65,780	22,448	6,422	99,543
Net loss				(277)		(277)
Other comprehensive income					123	123
Stock repurchase	(9,400)	(9)		(85)		(94)
Dividends ($ .02 per share)				(98)		(98)

Balance, June 30, 2020	4,883,661	4,884	65,780	21,988	6,545	99,197
Net loss				(4,262)		(4,262)
Other comprehensive loss					(61)	(61)
Stock repurchase	(5,104)	(5)		(56)		(61)

Balance, September 30, 2020	4,878,557	$4,879	$65,780	$17,670	$6,484	$94,813

Note: Balances as of January 1, 2019 and 2020 were audited.

See notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands) (unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(3,416)	$553

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation	1,469	1,426

Provision for allowance for loan losses	5,948	169

Writedown of other real estate	555	442

Gain on sales of other real estate	123	(387)

Loss from other investments	69	118

Amortization of held to maturity securities	198	200

Amortization (accretion) of available for sale securities	(65)	136

Gain on sales and calls of securities	(538)	(61)

Gain on sale of banking house	(318)

Change in accrued interest receivable	(1,090)	(271)

Increase in cash surrender value of life insurance	(326)	(326)

Gain from death benefits from life insurance	(224)

Change in other assets	51	(307)

Change in employee and director benefit plan liabilities and other liabilities	1,530	471
Net cash provided by operating activities	$3,966	$2,163

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(in thousands) (unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from investing activities:
Proceeds from maturities, sales and calls of available for sale securities	$171,795	$42,626

Proceeds from maturities of held to maturity securities	7,390	1,740

Purchases of available for sale securities	(155,160)	(33,631)

Purchases of held to maturity securities	(18,563)	(2,604)

Purchases of Federal Home Loan Bank stock	(18)	(34)

Proceeds from sales of other real estate	1,977	2,940

Proceeds from insurance on other real estate	77

Loans, net change	(23,372)	5,747

Acquisition of bank premises and equipment	(135)	(367)

Proceeds from sale of banking house	547

Proceeds from death benefits from life insurance	548

Investment in cash surrender value of life insurance	(73)	(81)

Net cash provided by (used in) investing activities	(14,987)	16,336

Cash flows from financing activities:
Demand and savings deposits, net change	121,711	24,287

Time deposits, net change	(26,136)	3,653

Borrowings from Federal Home Loan Bank	59,500	739,157

Repayments to Federal Home Loan Bank	(62,043)	(774,258)

Cash dividends paid	(98)	(50)

Stock repurchase	(735)
Net cash provided by (used in) financing activities	92,199	(7,211)
Net increase in cash and cash equivalents	81,178	11,288
Cash and cash equivalents, beginning of period	29,424	17,191
Cash and cash equivalents, end of period	$110,602	$28,479

See notes to consolidated financial statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2020 and 2019

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

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the financial position of the Company and its subsidiaries as of September 30, 2020 and the results of their operations and their cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2019 Annual Report and Form 10-K.

The results of operations for the quarter or nine months ended September 30, 2020, are not necessarily indicative of the results to be expected for the full year.

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

2. Earnings Per Share:

Per share data is based on the weighted average shares of common stock outstanding of 4,898,051 and 4,943,186 for the nine months ended September 30, 2020 and 2019, respectively. Per share data is based on the weighted average shares of common stock outstanding of 4,882,940 and 4,943,186 for the quarters ended September 30, 2020 and 2019, respectively.

3. Statements of Cash Flows:

The Company has defined cash and cash equivalents as cash and due from banks. The Company paid $1,331,012 and $2,565,020 for the nine months ended September 30, 2020 and 2019, respectively, for interest on deposits and borrowings. No income tax payments were made during the nine months ended September 30, 2020 and 2019. Loans transferred to other real estate amounted to $1,658,274 during the nine months ended September 30, 2019. No loans were transferred to other real estate during the nine months ended September 30, 2020.

4. Investments:
The amortized cost and fair value of securities at September 30, 2020 and December 31, 2019, are as follows (in thousands):

		Gross	Gross
		Unrealized	Unrealized
September 30, 2020	Amortized Cost	Gains	Losses	Fair Value

Available for sale securities:

U.S. Treasuries	$19,999	$177	$	$20,176

U.S. Government agencies	2,500	118		2,618

Mortgage-backed securities	79,739	3,643	(38)	83,344

Collateralized mortgage obligations	40,897	1,085	(24)	41,958

States and political subdivisions	35,514	608		36,122

Total available for sale securities	$178,649	$5,631	$(62)	$184,218

Held to maturity securities:

States and political subdivisions	$63,206	$2,784	$(16)	$65,974

Total held to maturity securities	$63,206	$2,784	$(16)	$65,974

		Gross	Gross
		Unrealized	Unrealized
December 31, 2019	Amortized Cost	Gains	Losses	Fair Value

Available for sale securities:

U.S. Treasuries	$55,922	$6	$(275)	$55,653

U.S. Government agencies	12,493	93	(16)	12,570

Mortgage-backed securities	104,414	1,832	(93)	106,153

Collateralized mortgage obligations	15,440	251	(203)	15,488

States and political subdivisions	6,412	35		6,447

Total available for sale securities	$194,681	$2,217	$(587)	$196,311

Held to maturity securities:

U.S. Government agencies	$5,000	$	$(20)	$4,980

States and political subdivisions	47,231	985	(66)	48,150

Total held to maturity securities	$52,231	$985	$(86)	$53,130

The amortized cost and fair value of debt securities at September 30, 2020 (in thousands), by contractual maturity, are shown on the following page. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale securities:
Due in one year or less	$20,744	$20,921
Due after one year through five years	1,559	1,571
Due after five years through ten years	29,604	30,792
Due after ten years	47,003	47,590
Mortgage-backed securities	79,739	83,344
Totals	$178,649	$184,218

Held to maturity securities:
Due in one year or less	$2,304	$2,315
Due after one year through five years	18,275	18,923
Due after five years through ten years	21,999	23,267
Due after ten years	20,628	21,469
Totals	$63,206	$65,974

Available for sale and held to maturity securities with gross unrealized losses at September 30, 2020 and December 31, 2019, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows (in thousands):

	Less Than Twelve Months		Over Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
September 30, 2020:	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage-backed securities	$6,347	$22	$1,636	$16	$7,983	$38

Collateralized mortgage obligations	4,721	24			4,721	24

States and political subdivisions	2,661	16			2,661	16

TOTAL	$13,729	$62	$1,636	$16	$15,365	$78

December 31, 2019:
U.S. Treasuries	$4,894	$44	$49,753	$231	$54,647	$275

U.S. Government agencies	4,978	16	4,979	20	9,957	36

Mortgage-backed securities	10,941	93			10,941	93

Collateralized mortgage obligations	10,398	203			10,398	203

States and political subdivisions	4,602	61	608	5	5,210	66

TOTAL	$35,813	$417	$55,340	$256	$91,153	$673

At September 30, 2020, 3 of the 46 mortgage-backed securities, 1 of the 9 collateralized mortgage obligations and 12 of the 143 securities issued by states and political subdivisions contained unrealized losses.

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

Proceeds from sales and calls of available for sale securities were $28,457,360 and $5,051,884 during the nine months ended September 30, 2020 and 2019, respectively. Available for sale debt securities were sold or called for a realized gain of $538,907 and $61,103 for the nine months ended September 30, 2020 and 2019, respectively.

Securities with a fair value of $229,424,753 and $230,065,621 at September 30, 2020 and December 31, 2019, respectively, were pledged to secure public deposits, federal funds purchased and other balances required by law.

5. Loans:

The composition of the loan portfolio at September 30, 2020 and December 31, 2019, is as follows (in thousands):

	September 30, 2020	December 31, 2019

Gaming	$19,860	$19,899

Hotel/motel	45,735	47,294

Real estate, construction	25,611	23,209

Real estate, mortgage	144,839	141,406

Commercial and industrial	45,360	30,626

Other	5,162	6,515

Total	$286,567	$268,949

The age analysis of the loan portfolio, segregated by class of loans, as of September 30, 2020 and December 31, 2019, is as follows (in thousands):

											Loans Past
											Due Greater
	Number of Days Past Due										Than 90
					Greater		Total			Total	Days &
		30 - 59		60 - 89	Than 90		Past Due		Current	Loans	Still Accruing
September 30, 2020:
Gaming	$		$		$		$		$19,860	$19,860	$
Hotel/motel									45,735	45,735
Real estate, construction		222				349		571	25,040	25,611
Real estate, mortgage		1,320		683		818		2,821	142,018	144,839
Commercial and industrial		416		22				438	44,922	45,360
Other		24						24	5,138	5,162

Total		$1,982		$705		$1,167		$3,854	$282,713	$286,567	$
December 31, 2019:
Gaming	$		$		$		$		$19,899	$19,899	$
Hotel/motel									47,294	47,294
Real estate, construction		303		69		14		386	22,823	23,209
Real estate, mortgage		4,150		343		5,580		10,073	131,333	141,406
Commercial and industrial		92		58		218		368	30,258	30,626
Other		50		12				62	6,453	6,515

Total		$4,595		$482		$5,812		$10,889	$258,060	$268,949	$

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

An analysis of the loan portfolio by loan grade, segregated by class of loans, as of September 30, 2020 and December 31, 2019, is as follows (in thousands):

	Loans With A Grade Of:
	A, B or C	S		D		E		F	Total
September 30, 2020:
Gaming	$17,033	$			$2,827	$		$	$19,860

Hotel/motel	45,735								45,735

Real estate, construction	25,084				66		461		25,611

Real estate, mortgage	129,134		8,044		3,963		3,698		144,839

Commercial and industrial	39,600		5,685		22		53		45,360

Other	5,146				15		1		5,162

Total	$261,732		$13,729		$6,893		$4,213	$	$286,567

December 31, 2019:
Gaming	$19,899	$		$		$		$	$19,899

Hotel/motel	47,294								47,294

Real estate, construction	22,611				83		515		23,209

Real estate, mortgage	123,841		5,338		3,608		8,619		141,406

Commercial and industrial	21,609		8,627		59		331		30,626

Other	6,501				12		2		6,515

Total	$241,755		$13,965		$3,762		9,467	$	$268,949

A loan may be impaired but not on nonaccrual status when the loan is well secured and in the process of collection. Total loans on nonaccrual as of September 30, 2020 and December 31, 2019, are as follows (in thousands):

	September 30, 2020	December 31, 2019

Real estate, construction	$349	$515

Real estate, mortgage	3,579	8,495

Commercial and industrial	27	256

Total	$3,955	$9,266

During 2020, the Company modified 249 loans with a total balance of $95,010,325 for certain customers by extending payments for 90 days or granting interest only payments for 3 – 6 months as a result of the impact of COVID-19. Accordingly, such loans were not classified as troubled debt restructurings. As of September 30, 2020, the extension period for 178 of these loans with a total balance of $66,777,568 had expired with those customers resuming their regular payment schedule. As of September 30, 2020, 53 loans still under modified terms had a remaining balance of $26,777,711. Loans whose modifications had not expired as of September 30, 2020, had a balance of $9,533,881. As of September 30, 2020, the Company renewed the modification for 14 loans, primarily in its hotel/motel portfolio, with a balance of $15,690,301.

Prior to 2019, certain loans were modified by granting interest rate concessions to these customers with such loans being classified as troubled debt restructurings. During 2019 and 2020, the Company did not restructure any additional loans. Specific reserves of $50,000 and $63,000 were allocated to troubled debt restructurings as of September 30, 2020 and December 31, 2019, respectively. The Bank had no commitments to lend additional amounts to customers with outstanding loans classified as troubled debt restructurings as of September 30, 2020 and December 31, 2019.

Impaired loans, which include loans classified as nonaccrual and troubled debt restructurings, segregated by class of loans, as of September 30, 2020 and December 31, 2019, are as follows (in thousands):

	Unpaid Principal Balance	Recorded Investment	Related Allowance		Average Recorded Investment	Interest Income Recognized
September 30, 2020:
With no related allowance recorded:
Real estate, construction	$136	$136	$		$136	$
Real estate, mortgage	4,305	4,305			4,401		15
Total	4,441	4,441			4,537		15

With a related allowance recorded:
Real estate, construction	213	213		20	214
Real estate, mortgage	258	258		78	250		19
Commercial and industrial	27	27		4	33
Total	498	498		102	497		19

Total by class of loans:
Real estate, construction	349	349		20	350
Real estate, mortgage	4,563	4,563		78	4,651		34
Commercial and industrial	27	27		4	33

Total	$4,939	$4,939		$102	$5,034		$34

	Unpaid Principal Balance	Recorded Investment	Related Allowance		Average Recorded Investment	Interest Income Recognized
December 31, 2019:
With no related allowance recorded:
Real estate, construction	$292	$292	$		$312	$
Real estate, mortgage	8,906	8,906			9,075		29
Commercial and industrial	217	217			217

Total	9,415	9,415			9,604		29

With a related allowance recorded:
Real estate, construction	223	223		20	230
Real estate, mortgage	624	624		98	614		27
Commercial and industrial	39	39		4	41

Total	886	886		122	885		27

Total by class of loans:
Real estate, construction	515	515		20	542
Real estate, mortgage	9,530	9,530		98	9,689		56
Commercial and industrial	256	256		4	258

Total	$10,301	$10,301		$122	$10,489		$56

6. Allowance for Loan Losses:

Transactions in the allowance for loan losses for the quarters and nine months ended September 30, 2020 and 2019, and the balances of loans, individually and collectively evaluated for impairment, as of September 30, 2020 and 2019, are as follows (in thousands):

	Gaming		Hotel/Motel		Real Estate, Construction	Real Estate, Mortgage	Commercial and Industrial	Other	Total
For the Nine Months Ended September 30, 2020:
Allowance for Loan Losses:
Beginning balance		$223		$779	$102	$2,454	$553	$96	$4,207
Charge-offs					(17)	(5,472)	(261)	(188)	(5,938)
Recoveries					24		28	132	184
Provision		(34)		(38)	(15)	5,845	120	70	5,948
Ending Balance		$189		$741	$94	$2,827	$440	$110	$4,401

For the Quarter Ended September 30, 2020:
Allowance for Loan Losses:
Beginning Balance		$208		$739	$83	$3,748	$448	$103	$5,329
Charge-offs					(17)	(5,464)	(13)	(48)	(5,542)
Recoveries					24		5	34	63
Provision		(19)		2	4	4,543		21	4,551
Ending Balance		$189		$741	$94	$2,827	$440	$110	$4,401

Allowance for Loan Losses, September 30, 2020:
Ending balance: individually evaluated for impairment	$		$		$20	$249	$15	$5	$289
Ending balance: collectively evaluated for impairment		$189		$741	$74	$2,578	$425	$105	$4,112

Total Loans, September 30, 2020:
Ending balance: individually evaluated for impairment		$2,827	$		$527	$7,661	$75	$16	$11,106
Ending balance: collectively evaluated for impairment		$17,033		$45,735	$25,084	$137,178	$45,285	$5,146	$275,461

	Gaming		Hotel/Motel		Real Estate, Construction	Real Estate, Mortgage	Commercial and Industrial	Other	Total
For the Nine Months Ended September 30, 2019:
Allowance for Loan Losses:
Beginning balance		$416		$1,443	$429	$2,443	$476	$133	$5,340
Charge-offs					(403)	(46)	(591)	(208)	(1,248)
Recoveries					6	2	24	90	122
Provision		(200)		127	33	(392)	524	77	169
Ending Balance		$216		$1,570	$65	$2,007	$433	$92	$4,383

For the Quarter Ended September 30, 2019:
Allowance for Loan Losses:
Beginning Balance		$289		$1,666	$221	$2,224	$440	$106	$4,946
Charge-offs							(591)	(69)	(660)
Recoveries					4		3	31	38
Provision		(73)		(96)	(160)	(217)	581	24	59
Ending Balance		$216		$1,570	$65	$2,007	$433	$92	$4,383

Allowance for Loan Losses, September 30, 2019:
Ending balance: individually evaluated for impairment	$		$		$20	$187	$67	$7	$281
Ending balance: collectively evaluated for impairment		$216		$1,570	$45	$1,820	$366	$85	$4,102

Total Loans, September 30, 2019:
Ending balance: individually evaluated for impairment	$		$		$763	$14,002	$458	$18	$15,241
Ending balance: collectively evaluated for impairment		$18,262		$47,587	$23,270	$128,818	$25,226	$6,411	$249,574

7. Deposits:

Time deposits of $250,000 or more totaled approximately $22,791,000 and $46,618,000 at September 30, 2020 and December 31, 2019, respectively.

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

The balances of available for sale securities, which are the only assets measured at fair value on a recurring basis, by level within the fair value hierarchy and by investment type, as of September 30, 2020 and December 31, 2019 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
September 30, 2020:
U.S. Treasuries	$20,176	$	$20,176	$
U.S. Government agencies	2,618		2,618
Mortgage-backed securities	83,344		83,344
Collateralized mortgage obligations	41,958		41,958
States and political subdivisions	36,122		36,122
Total	$184,218	$	$184,218	$

December 31, 2019:
U.S. Treasuries	$55,653	$	$55,653	$
U.S. Government agencies	12,570		12,570
Mortgage-backed securities	106,153		106,153
Collateralized mortgage obligations	15,488		15,488
States and political subdivisions	6,447		6,447
Total	$196,311	$	$196,311	$

Impaired loans, which are measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of September 30, 2020 and December 31, 2019 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
September 30, 2020	$397	$	$	$397
December 31, 2019	764			764

Other real estate, which is measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of September 30, 2020 and December 31, 2019 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
September 30, 2020	$4,721	$	$	$4,721
December 31, 2019	7,453			7,453

The following table presents a summary of changes in the fair value of other real estate which is measured using level 3 inputs (in thousands):

	For the Nine	For the Year
	Months Ended	Ended
	September 30, 2020	December 31, 2019
Balance, beginning of period	$7,453	$8,943

Loans transferred to ORE		1,707

Sales	(2,177)	(2,755)

Writedowns	(555)	(442)

Balance, end of period	$4,721	$7,453

The carrying value and estimated fair value of financial instruments, by level within the fair value hierarchy, at September 30, 2020 and December 31, 2019, are as follows (in thousands):

	Carrying	Fair Value Measurements Using
	Amount	Level 1	Level 2		Level 3		Total
September 30, 2020:
Financial Assets:
Cash and due from banks	$110,602	$110,602	$		$		$110,602
Available for sale securities	184,218			184,218			184,218
Held to maturity securities	63,206			65,974			65,974
Other investments	2,574	2,574					2,574
Federal Home Loan Bank stock	2,147			2,147			2,147
Loans, net	286,567					285,267	285,267
Other real estate	4,721					4,721	4,721
Cash surrender value of life insurance	19,456			19,456			19,456
Financial Liabilities:
Deposits:
Non-interest bearing	181,890	181,890					181,890
Interest bearing	389,828					390,373	390,373
Borrowings from Federal Home Loan
Bank	983			1,423			1,423

	Carrying	Fair value Measuremeents Using
	Amount	Level 1	Level 2		Level 3		Total
December 31, 2019:
Financial Assets:
Cash and due from banks	$29,424	$29,424	$		$		$29,424
Available for sale securities	196,311			196,311			196,311
Held to maturity securities	52,231			53,130			53,130
Other investments	2,643	2,643					2,643
Federal Home Loan Bank stock	2,129			2,129			2,129
Loans, net	264,742					261,710	261,710
Other real estate	7,453					7,453	7,453
Cash surrender value of life insurance	19,381			19,381			19,381
Financial Liabilities:
Deposits:
Non-interest bearing	122,592	122,592					122,592
Interest bearing	353,551					354,141	354,141
Borrowings from Federal Home Loan
Bank	3,526			3,730			3,730

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

New Accounting Pronouncements

The Financial Accounting Standards Board issues several accounting standards updates during the first three quarters of 2020, which have been disclosed in Note 1 to the Unaudited Consolidated Financial Statements. The Company does not expect that these updates discussed in the Notes will have a material impact on its financial position, results of operations or cash flows.

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

GAAP Reconciliation and Explanation

This Form 10-Q contains non-GAAP financial measures determined by methods other than in accordance with GAAP. Such non-GAAP financial measures include taxable equivalent interest income and taxable equivalent net interest income. Management uses these non-GAAP financial measures because it believes they are useful for evaluating our operations and performance over periods of time, as well as in managing and evaluating our business and in discussions about our operations and performance. Management believes these non-GAAP financial measures provide users of our financial information with a meaningful measure for assessing our financial results, as well as comparison to financial results for prior periods. These non-GAAP financial measures should not be considered as a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled financial measures used by other companies. A reconciliation of these operating performance measures to GAAP performance measures for the three months and nine months ended September 30, 2020 and 2019 is included on the following page.

RECONCILIATION OF NON-GAAP PERFORMANCE MEASURES (In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Interest income reconciliation:
Interest income - taxable equivalent	$4,786	$5,182	$14,703	$16,026
Taxable equivalent adjustment	(103)	(41)	(182)	(155)

Interest income (GAAP)	$4,683	$5,141	$14,521	$15,871

Net interest income reconciliation:
Net interest income - taxable equivalent	$4,466	$4,370	$13,390	$13,444
Taxable equivalent adjustment	(103)	(41)	(182)	(155)

Net interest income (GAAP)	$4,363	$4,329	$13,208	$13,289

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

The Company reported a net loss of $4,262,000 for the third quarter of 2020 compared with net income of $476,000 for the third quarter of 2019. The Company reported a net loss of $3,416,000 for the first three quarters of 2020 compared with net income of $553,000 for the first three quarters of 2019. Results in 2020 included an increase in the provision for loan losses which was partially offset by an increase in non-interest income and a decrease in non-interest expense as compared with 2019.

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

Monitoring asset quality, estimating potential losses in our loan portfolio and addressing non-performing loans continue to be a major focus of the Company. A provision for the allowance for loan losses of $4,551,00 was recorded in the third quarter of 2020 as compared with $59,000 for the third quarter of 2019. A provision for the allowance for loan losses of $5,948,000 was recorded for the first three quarters of 2020 as compared with $169,000 for the first three quarters of 2019. The increase in 2020, which is non-COVID-19 related, is primarily the result of specific events impacting one credit. The Company is working diligently to address and reduce its non-performing assets. The Company’s nonaccrual loans totaled $3,955,000 and $9,266,000 at September 30, 2020 and December 31, 2019, respectively. Most of these loans are collateral-dependent, and the Company has rigorously evaluated the value of its collateral to determine potential losses.

Non-interest income decreased $129,000 for the third quarter of 2020 as compared with 2019 results. Current year results included a decrease in service charges on deposit accounts of $96,000. Non-interest income increased $825,000 for the first three quarters of 2020 as compared with 2019 results. Current year results included non-recurring gains on sales and calls of securities of $538,000, a gain from the sale of banking house of $318,000 and a gain from the redemption of death benefits on bank owned life insurance of $224,000.

Non-interest expense increased $151,000 for the quarter ended September 30, 2020 as compared with 2019 results. This increase for the third quarter of 2020 was primarily the result of the increase in other real estate expense of $375,000, which was partially offset be a decrease in salaries and employee benefits of $220,000 as compared with 2019. Non-interest expense decreased $1,066,000 for the three quarters of 2020 as compared with 2019 results. This decrease for the three quarters of 2020 was primarily the result of the decrease in salaries and employee benefits of $546,000 and other expense of $487,000 as compared with 2019.

Total assets at September 30, 2020 increased $94,252,000 as compared with December 31, 2019. Total deposits increased $95,575,000 primarily as governmental entities’ balances increased due to tax collections and some customers maintaining their PPP loan proceeds in their deposit accounts. This increase in deposits funded an increase in cash and due from banks of $81,178,000 and the $17,618,000 increase in loans.

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

Quarter Ended September 30, 2020 as Compared with Quarter Ended September 30, 2019

The Company’s average interest-earning assets increased approximately $55,559,000, or 10%, from approximately $552,471,000 for the third quarter of 2019 to approximately $608,030,000 for the third quarter of 2020. The Company’s average balance sheet increased primarily as average loans increased approximately $26,345,000 and average balances due from depository institutions increased approximately $53,382,000 while average available for sale taxable securities decreased approximately $31,578,000. The Company’s average loans increased as new loans, primarily as part of the PPP, outpaced principal payments, maturities and charge-offs relating to existing loans. Average balances due from financial institutions increased as an increase in deposits and proceeds from sales and maturity of these securities were held in balances due to depository institutions as the Company managed its liquidity position.

The average yield on interest-earning assets decreased by 60 basis points, from 3.75% for the third quarter of 2019 to 3.15% for the third quarter of 2020.   The yield on average loans decreased from 5.10% for the third quarter of 2019 to 4.47% for the third quarter of 2020 primarily as a result of the decrease in rates during 2019 and 2020 discussed in the Overview.

Average interest-bearing liabilities increased approximately $13,951,000, or 4%, from approximately $383,763,000 for the third quarter of 2019 to approximately $397,714,000 for the third quarter of 2020. Average savings and interest bearing DDA deposits increased approximately $37,175,000 primarily as several large public fund customers maintained higher balances with our bank subsidiary in the current year and some of the PPP loan proceeds were deposited into customers’ accounts. Average time deposits decreased approximately $17,777,000 as some customers invested their matured time deposit proceeds in savings and interest bearing DDA deposit. Average borrowings from FHLB decreased $5,447,000 as the funds from the increase in deposits reduced the need to borrow.

The average rate paid on interest-bearing liabilities for the third quarter of 2019 was .85% as compared with .32% for the third quarter of 2020.   This decrease is primarily due to decreased rates in 2019 and 2020.

The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 3.16% for the third quarter of 2019 as compared with 2.94% for the third quarter of 2020.

Nine Months Ended September 30, 2020 as Compared with Nine Months Ended September 30, 2019

The Company’s average interest-earning assets increased approximately $32,192,000, or 6%, from approximately $558,773,000 for the first three quarters of 2019 to approximately $590,965,000 for the first three quarters of 2020. The Company’s average balance sheet increased primarily as average loans increased approximately $14,018000 and average balances due from depository institutions increased approximately $31,657,000, while average available for sale taxable securities decreased approximately $10,675,000. The Company’s average loans increased as new loans, primarily as part of the PPP, outpaced principal payments, maturities and charge-offs relating to existing loans. Average balances due from financial institutions increased as an increase in deposits and proceeds from sales and maturity of these securities were held in balances due from depository institutions as the Company managed its liquidity position.

The average yield on earning assets decreased from 3.82% for the first three quarters of 2019 to 3.32% for the first three quarters of 2020. The yield on average loans decreased from 5.23% for the first three quarters of 2019 to 4.61% for the first three quarters of 2020 primarily as a result of the decrease in rates during 2019 and 2020 discussed in the Overview.

Average interest-bearing liabilities increased approximately $1,381,000, or 1%, from approximately $396,201,000 for the first three quarters of 2019 to approximately $397,582,000 for the first three quarters of 2020. Average savings and interest bearing DDA balances increased approximately $21,356,000 primarily as several large public fund customers maintained higher balances with our bank subsidiary in the current year and some of the PPP loan proceeds were deposited into customers’ accounts. Average borrowings from FHLB decreased $8,384,000 as the funds from the increase in deposits reduced the need to borrow.

The average rate paid on interest-bearing liabilities for the first three quarters of 2019 was .87% compared with .44% for the first three quarters of 2020. This decrease is primarily due to the decreased rates in 2019 and 2020.

The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 3.20% for the first three quarters of 2019 as compared with 3.02% for the first three quarters of 2020.

The tables on the following pages analyze the changes in tax-equivalent net interest income for the quarters and nine months ended September 30, 2020 and 2019.

Analysis of Average Balances, Interest Earned/Paid and Yield

(In Thousands)

	Quarter Ended September 30, 2020			Quarter Ended September 30, 2019
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate
Loans (2)(3)	$289,878	$3,242	4.47%	$263,533	$3,362	5.10%

Balances due from depository institutions	68,844	27	0.16%	15,462	98	2.54%

HTM:
Taxable	46,526	332	2.85%	38,168	290	3.04%
Non taxable (1)	15,252	123	3.23%	16,132	130	3.22%

AFS:
Taxable	177,574	986	2.22%	209,152	1,207	2.31%
Non taxable (1)	7,763	63	3.25%	7,921	91	4.60%
Other	2,193	13	2.37%	2,103	4	0.76%

Total	$608,030	$4,786	3.15%	$552,471	$5,182	3.75%
Savings & interest- bearing DDA	$328,876	$173	0.21%	$291,701	$410	0.56%

Time deposits	67,846	139	0.82%	85,623	360	1.68%

Borrowings from FHLB	992	8	3.23%	6,439	42	2.61%

Total	$397,714	$320	0.32%	$383,763	$812	0.85%

Net tax-equivalent spread			2.83%			2.90%

Net tax-equivalent margin on earning assets			2.94%			3.16%

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 21% in 2020 and 2019. See disclosure of Non-GAAP financial measures on pages 31 and 32.

(2) Loan fees of $219 and $78 for 2020 and 2019, respectively, are included in these figures.

(3) Average balance includes nonaccrual loans.

Analysis of Average Balances, Interest Earned/Paid and Yield

(In Thousands)

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate
Loans (2)(3)	$280,672	$9,706	4.61%	$266,654	$10,466	5.23%

Balances due from depository institutions	47,970	196	0.54%	16,313	289	2.36%

HTM:
Taxable	39,452	883	2.98%	37,552	845	3.00%
Non taxable (1)	14,849	367	3.30%	16,643	419	3.36%

AFS:
Taxable	199,298	3,333	2.23%	209,973	3,624	2.30%
Non taxable (1)	6,570	193	3.92%	9,548	339	4.73%
Other	2,154	25	1.55%	2,090	44	2.81%

Total	$590,965	$14,703	3.32%	$558,773	$16,026	3.82%
Savings & interest- bearing DDA	$319,734	$679	0.28%	$298,378	$1,367	0.61%

Time deposits	75,959	608	1.07%	87,550	1,015	1.55%

Borrowings from FHLB	1,889	26	1.84%	10,273	200	2.60%

Total	$397,582	$1,313	0.44%	$396,201	$2,582	0.87%

Net tax-equivalent spread			2.88%			2.95%

Net tax-equivalent margin on earning assets			3.02%			3.20%

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 21% in 2020 and 2019. See disclosure of Non-GAAP financial measures on pages 31 and 32.

(2) Loan fees of $497 and $227 for 2020 and 2019, respectively, are included in these figures.

(3) Average balance includes nonaccrual loans.

Analysis of Changes in Interest Income and Interest Expense

(In Thousands)

	For the Quarter Ended
	September 30, 2020 compared with September 30, 2019
	Volume	Rate	Rate/Volume	Total
Interest earned on:

Loans	$336	$(415)	$(41)	$(120)

Balances due from financial institutions	338	(92)	(317)	(71)

Held to maturity securities:
Taxable	64	(18)	(4)	42
Non taxable	(7)			(7)

Available for sale securities:
Taxable	(182)	(46)	7	(221)
Non taxable	(2)	(27)	1	(28)
Other	1	8		9

Total	$548	$(590)	$(354)	$(396)

Interest paid on:

Savings & interest-bearing
DDA	$52	$(257)	$(32)	$(237)

Time deposits	(75)	(185)	39	(221)

Borrowings from FHLB	(36)	10	(8)	(34)

Total	$(59)	$(432)	$(1)	$(492)

Analysis of Changes in Interest Income and Interest Expense

(In Thousands)

	For the Nine Months Ended
	September 30, 2020 compared with September 30, 2019
	Volume	Rate	Rate/Volume	Total
Interest earned on:

Loans	$550	$(1,245)	$(65)	$(760)

Balances due from financial institutions	561	(222)	(432)	(93)

Held to maturity securities:
Taxable	43	(5)		38
Non taxable	(85)	42	(9)	(52)

Available for sale securities:
Taxable	(184)	(112)	5	(291)
Non taxable	(106)	(59)	19	(146)
Other	1	(20)		(19)

Total	$780	$(1,621)	$(482)	$(1,323)

Interest paid on:

Savings & interest-bearing
DDA	$98	$(733)	$(53)	$(688)

Time deposits	(134)	(314)	41	(407)

Borrowings from FHLB	(163)	(59)	48	(174)

Total	$(199)	$(1,106)	$36	$(1,269)

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

The Company’s analysis includes evaluating the current values of collateral securing all nonaccrual loans. Even though nonaccrual loans were $3,955,000 and $9,266,000 at September 30, 2020 and December 31, 2019, respectively, specific reserves of only $52,000 and $59,000, respectively, have been allocated to these loans as collateral values appear sufficient to cover loan losses or the loan balances have been charged down to their realizable value.

Additional consideration was given to the impact of COVID-19 on the loan portfolio. The Company granted modifications by extending payments 90 days or granting interest only payments for 3 – 6 months for certain customers as a result of the economic challenges of business closures and unemployment resulting from COVID-19. These credits were generally current at the time they were modified. In compliance with guidance from the regulatory and accounting authorities, these modifications have not been classified as troubled debt restructurings at September 30, 2020. The Company continues its policy of closely monitoring past due loans and deposit overdrafts which may serve as indicators of performance issues. Proactive outreach to our loan customers has also been emphasized.

In addition to the factors considered when assessing risk in the loan portfolio which are identified in the Notes to the Consolidated Financial Statements included in the Company’s 2019 Annual Report, the Company included the potential negative impact of COVID-19 on its loan portfolio in performing this risk assessment as of September 30, 2020. As of September 30, 2020, a general reserve of approximately $320,000 was allocated to non-classified loans as a result of COVID-19. As of September 30, 2020, no specific reserves were allocated to classified loans as a result of COVID-19.

The Company’s on-going, systematic evaluation resulted in the Company recording a provision for the allowance for loan losses of $4,551,000 and $59,000 for the third quarters of 2020 and 2019, respectively, and $5,948,000 and $169,000 for the first three quarters of 2020 and 2019, respectively. The increase in the third quarter of 2020 is the direct result of a charge-off of $5,429,000 of one credit that was on nonaccrual and in bankruptcy. This loss is the result of specific events impacting this specific customer and was not related to COVID-19. The allowance for loan losses as a percentage of loans was 1.54% and 1.56% at September 30, 2020 and December 31, 2019, respectively. The Company believes that its allowance for loan losses is appropriate as of September 30, 2020.

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

Non-interest income

Quarter Ended September 30, 2020 as Compared with Quarter Ended September 30, 2019

Non-interest income decreased $129,000 for the third quarter of 2020 as compared with the third quarter of 2019. Results in the third quarter of 2020 included the decrease in service charges on deposit accounts of $96,000 due the impact of COVID-19 on the local economy and consumer spending in 2020.

Nine Months Ended September 30, 2020 as Compared with Nine Months Ended September 30, 2019

Non-interest income increased $825,000 for the first three quarters of 2020 as compared with the first three quarters of 2019. Results for the first three quarters of 2020 included an increase in gains from the sale of securities of $477,000 and an increase in other income of $510,000 as the Company realized a gain from death benefits from life insurance of $224,000 and a gain from the sale of banking house of $318,000. This increase was partially offset by the decrease in service charges on deposit accounts of $174,000 primarily due the impact of COVID-19 on the local economy and consumer spending in 2020.

Non-interest expense

Quarter Ended September 30, 2020 as Compared with Quarter Ended September 30, 2019

Total non-interest expense increased $151,000 for the third quarter of 2020 as compared with the third quarter of 2019. In 2020, other real estate expenses increased $375,000, which was partially offset by the decrease in salaries and employee benefits of $220,000 and net occupancy of $51,000.

Salaries and employee benefits decreased as a result of attrition and a reduction in costs associated with the retiree health plan.

Net occupancy expense decreased as the Company was able to eliminate some redundant telecommunication costs.

ORE expense increased as write-downs in the value of ORE were higher in 2020.

Nine Months Ended September 30, 2020 as Compared with Nine Months Ended September 30, 2019

Total non-interest expense decreased $1,066,000 for the first three quarters of 2020 as compared with the first three quarters of 2019. In 2020, salaries and employee benefits decreased $546,000, net occupancy decreased $158,000, equipment rentals, depreciation and maintenance expenses decreased $99,000 and other expense decreased $487,000. These decreases were partially offset by other real estate expense, which increased $251,000

Salaries and employee benefits decreased as a result of attrition and a reduction in costs associates with the retiree health plan.

Net occupancy expense decreased as the Company was able to eliminate some redundant telecommunication costs.

Equipment rentals, depreciation and maintenance decreased as the Company was able to reduce inefficient costs.

ORE expense increased as write-downs in the value of ORE were higher in 2020.

Other expense primarily decreased as advertising costs were reduced by $137,000 and legal fees were reduced by $166,000. Advertising expenditures have been curtailed as a result of COVID-19. Prior year results included expense of $201,000 in settlement of a lawsuit.

Income Taxes

At December 31, 2014, the Company established a full valuation allowance on its deferred tax assets. Until such time as the Company returns to sustained earnings, and it is determined that it is more likely than not that the deferred tax asset will be realized, no income tax benefit or expense will generally be recorded.

FINANCIAL CONDITION

Cash and due from banks increased $81,178,000 at September 30, 2020, as compared with December 31, 2019 in the management of the bank subsidiary’s liquidity position.

Loan increased $17,618,000 at September 30, 2020, as compared with December 31, 2019 as new loans, particularly relating to the PPP program, outpaced principal payments, maturities and charge-offs relating to existing loans.

Total deposits increased $95,575,000 at September 30, 2020, as compared with December 31, 2019. Typically, significant increases or decreases in total deposits and/or significant fluctuations among the different types of deposits from quarter to quarter are anticipated by Management as customers in the casino industry and county and municipal entities reallocate their resources periodically. In addition, some of the PPP loan proceeds were deposited into customers’ accounts.

SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY

Strength, security and stability have been the hallmark of the Company since its founding in 1985 and of its bank subsidiary since its founding in 1896. A strong capital foundation is fundamental to the continuing prosperity of the Company and the security of its customers and shareholders.

As of September 30, 2020, the most recent notification from the Federal Deposit Insurance Corporation categorized the bank subsidiary as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the bank subsidiary must have a Total risk-based capital ratio of 10.00% or greater, a Common Equity Tier 1 Capital ratio of 6.50% or greater, a Tier 1 risk-based capital ratio of 8.00% or greater and a Leverage capital ratio of 5.00% or greater. As of January 1, 2019, the Company must have a capital conservation buffer above these requirements of 2.50%. There are no conditions or events since that notification that Management believes have changed the bank subsidiary’s category.

The Company’s actual capital amounts and ratios and required minimum capital amounts and ratios as of September 30, 2020 and December 31, 2019, are as follows (in thousands):

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
September 30, 2020:
Total Capital (to Risk Weighted Assets)	$92,577	22.98%	$32,233	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	88,176	21.88%	18,131	4.50%
Tier 1 Capital (to Risk Weighted Assets)	88,176	21.88%	24,174	6.00%
Tier 1 Capital (to Average Assets)	88,176	13.74%	25,673	4.00%

December 31, 2019:
Total Capital (to Risk Weighted Assets)	$96,632	26.22%	$29,487	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	92,425	25.08%	16,586	4.50%

Tier 1 Capital (to Risk Weighted Assets)	92,425	25.08%	22,115	6.00%
Tier 1 Capital (to Average Assets)	92,425	15.26%	24,230	4.00%

The actual capital amounts and ratios and required minimum capital amounts and ratios for the Bank as of September 30, 2020 and December 31, 2019, are as follows (in thousands):

			For Capital Adequacy
	Actual		Purposes		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2020:
Total Capital (to Risk Weighted Assets)	$89,874	22.45%	$32,026	8.00%	$40,033	10.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	85,474	21.35%	18,015	4.50%	26,021	6.50%
Tier 1 Capital (to Risk Weighted Assets)	85,474	21.35%	24,020	6.00%	32,026	8.00%
Tier 1 Capital (to Average Assets)	85,474	12.43%	27,506	4.00%	34,382	5.00%

December 31, 2019:
Total Capital (to Risk Weighted Assets)	$93,228	25.48%	$29,274	8.00%	$36,592	10.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	89,021	24.33%	16,466	4.50%	23,785	6.50%

Tier 1 Capital (to Risk Weighted Assets)	89,021	24.33%	21,955	6.00%	29,274	8.00%
Tier 1 Capital (to Average Assets)	89,021	14.72%	24,198	4.00%	30,248	5.00%

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

Item 4: Controls and Procedures

As of September 30, 2020, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the period ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Exhibit 101

The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Condition at September 30, 2020 and December 31, 2019, (ii) Consolidated Statements of Operations for the quarters and nine months ended September 30, 2020 and 2019, (iii) Consolidated Statements of Comprehensive Income (Loss)for the quarters and nine months ended September 30, 2020 and 2019, (iv) Consolidated Statement of Changes in Shareholders’ Equity for the quarters ended September ended March 31, 2019, June 30, 2019 and September 30, 219 and March 31, 2020, June 30, 2020 and September 30, 2020, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019 and (vi) Notes to the Unaudited Consolidated Financial Statements for the nine months ended September 30, 2020 and 2019.

SIGNATURES

Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL CORPORATION

(Registrant)

Date:	November 10, 2020

By:	/s/ Chevis C. Swetman

   Chevis C. Swetman

Chairman, President and Chief Executive Officer

(principal executive officer)

Date:	November 10, 2020

By:	/s/ Lauri A. Wood

    Lauri A. Wood

Chief Financial Officer and Controller

(principal financial and accounting officer)