Form 10-K
period 2020-12-31
PEOPLES FINANCIAL CORP /MS/
filed 2021-03-29
CIK 770460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒   NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to file such files). YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐      Accelerated filer ☐      Non-Accelerated filer ☒      Smaller reporting company ☒      Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

At June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting stock held by non-affiliates, based on the last sale price reported on the OTCQX Best Market, was approximately $33,404,000.

On March 19, 2021, the registrant had outstanding 4,878,557 shares of common stock, par value of $1.00 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Definitive Proxy Statement issued in connection with the Annual Meeting of Shareholders to be held May 19, 2021, are incorporated by reference into Part III of this report.

Peoples Financial Corporation

Form 10-K

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

BACKGROUND AND CURRENT OPERATIONS

General

Peoples Financial Corporation (the "Company") is a corporation that was organized as a one bank holding company in 1985. The Company is headquartered in Biloxi, Mississippi. At December 31, 2020, the Company operated in the state of Mississippi through its wholly owned subsidiary, The Peoples Bank, Biloxi, Mississippi (the “Bank”). The Company is engaged, through this subsidiary, in the banking business. The Bank is the Company's principal asset and primary source of revenue.

The Main Office, operations center and asset management and trust services of the Bank are located in downtown Biloxi, MS. At December 31, 2020, the Bank also had 17 branches located throughout Harrison, Hancock, Jackson and Stone Counties. The Bank has automated teller machines ("ATM") at its Main Office, all branch locations and at numerous non-proprietary locations.

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

Products And Services

The Bank currently offers a variety of services to individuals and small to middle market businesses within its trade area. The Company’s trade area is defined as those portions of Mississippi, Louisiana and Alabama which are within a fifty mile radius of the Waveland, Wiggins and Gautier branches, the Bank’s three most outlying locations.

The Bank’s primary lending focus is to offer business, commercial, real estate, construction, personal and installment loans, with an emphasis on commercial lending. The Bank’s exposure for out of area, residential and land development, construction and commercial real estate loans as well as concentrations in the hotel/motel and gaming industries, are monitored by the Company. Each loan officer has board approved lending limits on the principal amount of secured and unsecured loans that can be approved for a single borrower without prior approval of the senior credit committee. All loans, however, must meet the credit underwriting standards and loan policies of the Bank.

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

Employees

At December 31, 2020, the Bank employed 141 total employees, with 134 full-time employees and 7 part-time employees. The Company has no employees who are not employees of the Bank. Through the Bank, employees receive salaries and benefits, which include 401(k) and ESOP plans, cafeteria plan, and life, health and disability insurance. The Company considers its relationship with its employees to be good.

Competition

The Bank is in direct competition with numerous local and regional commercial banks as well as other non-bank institutions. Interest rates paid and charged on deposits and loans are the primary competitive factors within the Bank’s trade area. The Bank also competes for deposits and loans with insurance companies, finance companies, brokerage houses and credit unions. The principal competitive factors in the markets for deposits and loans are interest rates paid and charged. The Bank also competes through efficiency, quality of customer service, the range of services and products it provides, the convenience of its branch and ATM locations and the accessibility of its staff. The Bank intends to continue its strategy of being a local, community bank offering traditional bank services and providing quality service in its local trade area.

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

REGULATION AND SUPERVISION

General

As a bank holding company under the Bank Holding Company Act of 1956, the Company is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of Atlanta (the “Federal Reserve”). The Company is required to file semi-annual reports with the Federal Reserve and such other information as the Federal Reserve may require. The Company is also required to file certain reports with, and otherwise comply with the rules and regulations of, the SEC under the federal securities laws.

The Bank is incorporated under the laws of the State of Mississippi and is subject to the applicable provisions of Mississippi banking laws and the laws of the various states in which it operates, as well as federal law. The Bank is subject to the supervision of the Mississippi Department of Banking and Consumer Finance (the “MDBCF”) and to regular examinations by that department. Deposits in the Bank are insured by the Federal Deposit Insurance Corporation (the “FDIC”), and the Bank is thus subject to the provisions of the Federal Deposit Insurance Act and to supervision and examination by the FDIC. State and federal laws also govern the activities in which the Bank engages, the investments that it makes and the aggregate amount of loans that may be granted to one borrower. The MDBCF and the FDIC also regulate the branching authority of the Bank. In addition, various consumer and compliance laws and regulations affect the Bank’s operations.

The earnings of the Company’s subsidiaries, and therefore the earnings of the Company, are affected by general economic conditions, management policies, changes in state and federal legislation and actions of various regulatory authorities, including those referred to above. The following discussion summarizes some of the significant federal and state laws to which the Company and the Bank are subject. This discussion is a brief summary of the regulatory environment in which the Company and its subsidiaries operate and is not intended as a complete discussion of all statutes and regulations affecting such operations. Regulation of financial institutions is intended primarily for the protection of depositors, the deposit insurance fund and the banking system, and generally is not intended for the protection of shareholders.

The statutes, regulations and policies that govern the operations of the Company and the Bank are under continuous review and are subject to amendment from time to time by Congress, the Mississippi State Legislature and federal and state regulatory agencies. Any such future statutory or regulatory changes could adversely affect the Company’s operations and financial condition.

Regulation of the Bank

The Bank is subject to regulation and supervision by the MDBCF and by the FDIC, which regulation and supervision extends to all aspects of its operations, including but not limited to requirements concerning an allowance for loan losses, lending and mortgage operations, interest rates received on loans and paid on deposits, the payment of dividends to the Company, loans to officers and directors, mergers and acquisitions, capital adequacy, and the opening and closing of branches.

The Bank is subject to periodic examinations by the MDBCF and by the FDIC. In these examinations, the examiners assess compliance with state and federal banking regulations and the safety and soundness standards in such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure, and employee compensation and benefits.

The MDBCF and the FDIC have enforcement responsibility over the Bank and the authority to bring actions against the Bank and certain institution-affiliated parties, including officers, directors, and employees, for violations of laws or regulations and for engaging in unsafe and unsound practices. Formal enforcement actions include the issuance of a capital directive or cease and desist order, civil money penalties, removal of officers and/or directors, and receivership or conservatorship of the institution.

Insurance of Deposit Accounts

The FDIC insures deposits at federally insured depository institutions like the Bank. Deposit accounts in the Bank are insured by the FDIC’s Deposit Insurance Fund generally up to a maximum of $250,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. The FDIC charges banks deposit insurance assessments to maintain the Deposit Insurance Fund. Under the FDIC’s risk-based assessment system, banks that are deemed to be less risky pay lower assessments. Assessments for institutions with assets of less than $10 billion of assets, such as the Bank, are based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure of an institution’s failure within three years.

The FDIC’s currently effective deposit insurance assessment range for most insured depository institutions is 1.5 basis points to 30 basis points of total assets less tangible equity. The FDIC has the authority to increase insurance assessments and to impose special assessments. Any significant increases or special assessments could have an adverse effect on the results of operations of the Bank. We cannot predict what the FDIC’s deposit insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not know of any practice, condition or violation that may lead to termination of the Bank’s deposit insurance.

Regulatory Capital Requirements

The FDIC has implemented capital adequacy requirements for state-chartered banks that are not members of the Federal Reserve System. Effective January 1, 2015, the federal banking agencies’ capital rules were substantially revised to conform to the international regulatory standards agreed to by the Basel Committee on Banking Supervision in the accord often referred to as “Basel III.” The revised regulatory capital rules apply to all depository institutions as well as to all top-tier bank holding companies that are not subject to the Federal Reserve’s Small Bank Holding Company Policy Statement, which the Company is not. The capital requirements are quantitative measures established by regulation that require the Bank to maintain minimum amounts and ratios of capital. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by bank regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.

The currently effective capital rule requires the maintenance of “common equity Tier 1” capital, Tier 1 capital and Total capital to risk-weighted assets of at least 4.5%, 6% and 8%, respectively. The rule also establishes a minimum leverage ratio of at least 4% Tier 1 capital to average consolidated assets. In addition to the above minimum requirements, the capital rule limits capital distributions and certain discretionary bonus payments if a banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement effectively increases the minimum required risk-based capital ratios to 7% for common equity Tier 1 capital, 8.5% for Tier 1 capital and 10.5% for Total capital.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, a bank’s assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes and residual interests), are multiplied by a risk weight factor assigned by the capital regulations based on the risk deemed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one- to four-family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to non-residential mortgage loans that are 90 days past due or otherwise on non-accrual status, and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.

Under federal statute, the federal bank regulatory agencies are required to take “prompt corrective action” with respect to institutions that do not meet specified minimum capital requirements. For these purposes, the statute establishes five capital categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under the prompt corrective action regulations, in order to be considered well-capitalized, a bank must have a ratio of common equity Tier 1 capital to risk-weighted assets of 6.5%, a ratio of Tier 1 capital to risk-weighted assets of 8%, a ratio of total capital to risk-weighted assets of 10%, and a leverage ratio of 5%. In order to be considered adequately capitalized, a bank must have the minimum capital ratios required by the regulatory capital rule described above. Institutions with lower capital ratios are assigned to lower capital categories. Based on safety and soundness concerns, a bank may be assigned to a lower capital category than would otherwise apply based on its capital ratios. A bank that is not well-capitalized is subject to certain restrictions on brokered deposits and interest rates on deposits. A bank that is not at least adequately capitalized is subject to numerous additional restrictions, and a guaranty by its holding company is required. A bank with a ratio of tangible equity to total assets of 2.0% or less is subject to the appointment of the FDIC as receiver if its capital level does not improve within 90 days.

As of December 31, 2020, the Bank was in compliance with all regulatory capital requirements and qualified as “well-capitalized” under the prompt corrective action regulations.

The Economic Growth, Regulatory Relief and Consumer Protection Act, enacted in 2018, introduced an optional simplified measure of capital adequacy for qualifying community banking organizations with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single “Community Bank Leverage Ratio” (“CBLR”) of tangible equity capital divided by average consolidated assets of between 8 and 10 percent in satisfaction of any other leverage or capital requirements to which such organizations are subject.

The federal banking regulators jointly issued a final rule, effective January 1, 2020, which provided that a community banking organization with less than $10 billion in assets may elect to use the CBLR capital framework so long as the bank has a Tier 1 leverage ratio of greater than 9% and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying banking organization that elects to use the CBLR will be deemed to satisfy the generally applicable leverage and risk-based regulatory capital requirements, will be considered to have met the well-capitalized ratio requirements under the prompt corrective action regulations, and will not be required to report or calculate risk-based capital. As of December 31, 2020, the Bank qualified to use the CBLR; however, it has elected not to opt into the CBLR framework.

Transactions with Related Parties

The Bank is subject to the Federal Reserve’s Regulation W, which implements the restrictions of Sections 23A and 23B of the Federal Reserve Act on transactions between a bank and its “affiliates.” The “affiliates” of the Bank, as defined in Regulation W, are the Company and its non-bank subsidiary. Section 23A and the implementing provisions of Regulation W generally place limits on the amount of a bank’s loans or extensions of credit to, investments in, or certain other transactions with its affiliates, and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. Section 23B and Regulation W generally require a bank’s transactions with affiliates to be on terms substantially the same, or at least as favorable to the bank, as those prevailing at the time for comparable transactions with non-affiliated companies.

The Bank is also subject to certain restrictions on extensions of credit to executive officers, directors, principal shareholders and the related interests of those persons. Such extensions of credit must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and must not involve more than the normal risk of repayment or present other unfavorable features.

Community Reinvestment Act and Fair Lending Laws

All insured depository institutions have a responsibility under the Community Reinvestment Act of 1977 (the “CRA”) and the federal regulations thereunder to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of the Bank, the FDIC is required to assess the Bank’s record of meeting the credit needs of its entire community. The CRA requires the Bank’s record of compliance with the CRA to be taken into account in the evaluation of applications by the Bank or the Company for approval of an expansionary proposal, such as a merger or other acquisition of another bank or the opening of a new branch office. The Bank received a “satisfactory” rating in its most recent CRA assessment by the FDIC.

In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. A failure to comply with the Equal Credit Opportunity Act or the Fair Housing Act, or the regulations thereunder, could result in enforcement actions by the FDIC or the Department of Justice.

Consumer Privacy and Other Consumer Protection Laws

The Bank is required under federal privacy statutes and regulations to maintain the privacy of its customers’ non-public, personal information. Such privacy requirements direct financial institutions to:

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

The Bank’s lending and deposit-taking operations are subject to numerous other federal and state laws designed to protect consumers. The Consumer Financial Protection Bureau (“CFPB”) issues regulations and standards under the federal consumer protection laws, which include, among others, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Truth in Lending Act, the Electronic Fund Transfer Act, the Truth in Savings Act, the Fair Credit Reporting Act, the National Flood Insurance Act, the Flood Protection Act, and the Dodd-Frank Wall Street Reform and Consumer Protection Act’s prohibition on unfair, deceptive or abusive acts or practices. The Bank’s consumer financial products and services are subject to examination by the FDIC for compliance with these and other CFPB regulations and standards.

Bank Secrecy Act / Anti-Money Laundering Laws

The Bank is subject to the Bank Secrecy Act and other anti-money laundering laws and regulations, including the USA PATRIOT Act of 2001. These laws and regulations require each financial institution to implement policies, procedures, and controls to detect, prevent, and report money laundering and terrorist financing and to verify the identity of their customers. Violations of these requirements can result in substantial civil and criminal sanctions. In addition, federal banking regulators are required, when reviewing bank holding company acquisition and bank merger applications, to take into account the effectiveness of the anti-money laundering activities of the applicants.

Incentive Compensation

The federal banking agencies have issued guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

The federal banking agencies will review, as part of their examination process, the incentive compensation arrangements of depository institutions and their holding companies. The findings of the supervisory review will be included in reports of examination. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The guidance also provides that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

The scope and content of the banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future. It cannot be determined at this time whether compliance with such policies will adversely affect the ability of the Bank and the Company to hire, retain and motivate their key employees.

Regulation of the Company

As a bank holding company under the Bank Holding Company Act, the Company is subject to regulation, supervision, and examination by the Federal Reserve. The Company is required to file semi-annual reports with the Federal Reserve and provide such additional information as the Federal Reserve may require. The Federal Reserve has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

Regulatory Capital Requirements

The federal regulatory capital rules apply to all depository institutions as well as to bank holding companies with consolidated assets of $3 billion or more. The regulatory capital requirements generally do not apply on a consolidated basis to a bank holding company that is a small bank holding company, which is a holding company with total consolidated assets of less than $3 billion, unless it: (1) is engaged in significant nonbanking activities either directly or through a nonbank subsidiary; (2) conducts significant off-balance sheet activities (including securitization and asset management or administration) either directly or through a nonbank subsidiary; or (3) has a material amount of debt or equity securities outstanding (other than trust preferred securities) that are registered with the SEC. Since the Company’s common stock is registered with the SEC, it is not a small bank holding company, and the federal regulatory capital rules apply to the Company. The Federal Reserve may apply the regulatory capital standards at its discretion to any bank holding company, regardless of asset size, if such action is warranted for supervisory purposes.

Acquisitions

Under the Bank Holding Company Act, the Company is required to obtain the prior approval of the Federal Reserve to acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank holding company or bank or to merge or consolidate with another bank holding company. Federal law authorizes bank holding companies to make interstate acquisitions of banks without geographic limitation.

Permissible Activities

In general, the Bank Holding Company Act limits the activities of a bank holding company to those of banking, managing or controlling banks, or any other activity that the Federal Reserve has determined to be so closely related to banking or to managing or controlling banks that an exception is allowed for those activities. Bank holding companies that qualify and elect to be treated as “financial holding companies” may engage in a broad range of additional activities that are (i) financial in nature or incidental to such financial activities or (ii) complementary to a financial activity and do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. These activities include securities underwriting and dealing, insurance agency and underwriting, and making merchant banking investments. The Company has not made an election to be treated as a financial holding company.

Source of Strength

Under the Bank Holding Company Act, a bank holding company is required to act as a source of financial and managerial strength for each of its subsidiary banks and to commit resources to support each subsidiary bank. Under this source of strength doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank. The Federal Reserve may charge the bank holding company with engaging in unsafe and unsound practices if it fails to commit resources to such a subsidiary bank or if it undertakes actions that the Federal Reserve believes might jeopardize its ability to commit resources to such subsidiary bank. A capital injection may be required at times when the holding company does not have the resources to provide it.

In addition, any loans by a bank holding company to a subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, the bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the institution’s general unsecured creditors, including the holders of its note obligations.

Dividends

The Company is a legal entity that is separate and distinct from its subsidiaries. The primary source of funds for dividends paid to the Company’s shareholders is dividends paid to the Company by the Bank.

Various federal and state laws limit the amount of dividends that the Bank may pay to the Company without regulatory approval. Under Mississippi law, the Bank must obtain the non-objection of the Commissioner of the MDBCF prior to paying any dividend on the Bank’s common stock. In addition, the Bank may not pay any dividends if, after paying the dividend, it would be undercapitalized under applicable capital requirements. Furthermore, if the Bank does not maintain the capital conservation buffer required by applicable regulatory capital rules, its ability to pay dividends to the Company would be limited. The FDIC also has the authority to prohibit the Bank from engaging in business practices that the FDIC considers to be unsafe or unsound, which, depending on the financial condition of the Bank, could include the payment of dividends.

The Company is subject to various restrictions relating to the payment of dividends. The Federal Reserve has issued guidance indicating that bank holding companies should generally pay dividends only if the company’s net income available to common shareholders over the preceding year has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears consistent with the company’s capital needs, asset quality and overall financial condition. The Federal Reserve’s guidance also states that a bank holding company should inform and consult with its regional Federal Reserve Bank in advance of declaring or paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in a material adverse change to the organization’s capital structure. The Federal Reserve has indicated that, in some instances, it may be appropriate for a bank holding company to eliminate its dividends.

Federal Securities Law

The Company’s common stock is registered under Section 12(g) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and the Company is subject to the periodic reporting and other requirements of the SEC under Section 12(g) of the Exchange Act and SEC regulations. The common stock of the Company is listed on the OTCQX Best Market, such listing subjecting the Company to compliance with the market’s requirements with respect to reporting and other rules and regulations.

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

Distribution of Assets, Liabilities and Shareholders' Equity and Interest Rates and Differentials

Net Interest Income, the difference between Interest Income and Interest Expense, is the most significant component of the Company's earnings. For interest analytical purposes, Management adjusts Net Interest Income to a "taxable equivalent" basis using a Federal Income Tax rate of 21% in 2020, 2019 and 2018 on tax-exempt items (primarily interest on municipal securities).

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

Further information concerning the provision for loan losses and the allowance for loan losses is presented in "Management's Discussion and Analysis" in Item 7 of this Annual Report on Form 10-K and in “Note A - Business and Summary of Significant Accounting Policies” to the 2020 Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Return on Equity and Assets

The Company’s results and key ratios for 2016 – 2020 are summarized in the "Selected Financial Data" in Item 6 and "Management's Discussion and Analysis" in Item 7 of this Annual Report on Form 10-K.

Dividends

The Company paid a cash dividend of $.02, $.03 and $.02 per share for the years ended December 31, 2020, 2019 and 2018, respectively.

SCHEDULE I-A

Distribution of Average Assets, Liabilities and Shareholders’ Equity (1) (In thousands)

For the Years Ended December 31,	2020	2019	2018

ASSETS:

Cash and due from banks	$26,975	$21,571	$23,113

Available for sale securities:
Taxable securities	193,627	206,231	220,076
Non-taxable securities	6,426	8,953	13,055
Other securities	2,153	2,096	1,519

Held to maturity securities:
Taxable securities	42,648	37,987	33,864
Non-taxable securities	15,985	16,460	18,208

Other investments	2,593	2,644	2,811

Net loans (2)	276,865	262,259	268,019

Balances due from depository institutions	56,103	15,404	9,498

Other assets	45,004	49,314	51,114

TOTAL ASSETS	$668,379	$622,919	$641,277

LIABILITIES AND SHAREHOLDERS' EQUITY:

Non-interest bearing deposits	$151,729	$121,829	$121,055
Interest bearing deposits	397,071	378,758	401,365
Total deposits	548,800	500,587	522,420

Other liabilities	22,545	30,778	33,731

Total liabilities	571,345	531,365	556,151

Shareholders' equity	97,034	91,554	85,126

TOTAL LIABILITIES AND SHARE- HOLDERS' EQUITY	$668,379	$622,919	$641,277

(1) All averages are computed on a daily basis.

(2) Gross loans and discounts, net of unearned income and allowance for loan losses.

SCHEDULE I-B

Average (1) Amount Outstanding for Major Categories of Interest Earning Assets

And Interest Bearing Liabilities (In thousands)

For the Years Ended December 31,	2020	2019	2018

INTEREST EARNING ASSETS:

Loans (2)	$281,225	$267,263	$273,724

Balances due from depository institutions	56,103	15,404	9,498

Available for sale securities:
Taxable securities	193,627	206,231	220,076
Non-taxable securities	6,426	8,953	13,055
Other securities	2,153	2,096	1,519

Held to maturity securities:
Taxable securities	42,468	37,987	33,864
Non-taxable securities	15,985	16,460	18,208

TOTAL INTEREST EARNING ASSETS	$597,987	$554,394	$569,944

INTEREST BEARING LIABILITIES:

Savings and negotiable interest bearing deposits	$324,289	$291,152	$317,197

Time deposits	72,782	87,606	84,168

Federal funds purchased			369

Borrowings from FHLB	1,660	10,242	13,044

TOTAL INTEREST BEARING LIABILITIES	$398,731	$389,000	$414,778

(1) All averages are computed on a daily basis.

(2) Net of unearned income. Includes nonaccrual loans

SCHEDULE I-C

Interest Earned or Paid on Major Categories of Interest Earning Assets

And Interest Bearing Liabilities (In thousands)

For the Years Ended December 31,	2020	2019	2018

INTEREST EARNED ON:

Loans	$13,076	$13,812	$13,265

Balances due from depository institutions	227	346	205

Available for sale securities:
Taxable securities	4,140	4,788	4,349
Non-taxable securities	240	422	608
Other securities	27	71	22

Held to maturity securities:
Taxable securities	1,235	1,141	970
Non-taxable securities	525	551	580

TOTAL INTEREST EARNED (1)	$19,470	$21,131	$19,999

INTEREST PAID ON:

Savings and negotiable interest bearing deposits	$833	$1,662	$1,468

Time deposits	716	1,336	886

Federal funds purchased			10

Other borrowed funds	32	248	294

TOTAL INTEREST PAID	$1,581	$3,246	$2,658

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 21% for 2020, 2019 and 2018. See disclosure of non-GAAP financial measures on pages 36 and 37.

SCHEDULE I-D

Average Interest Rate Earned or Paid for Major Categories of

Interest Earning Assets And Interest Bearing Liabilities

For the Years Ended December 31,	2020	2019	2018

AVERAGE RATE EARNED ON:

Loans	4.65%	5.17%	4.85%

Balances due from depository institutions	.40%	2.25%	2.16%

Available for sale securities:
Taxable securities	2.14%	2.32%	1.98%
Non-taxable securities	3.74%	4.71%	4.66%
Other securities	1.25%	3.39%	1.45%

Held to maturity securities:
Taxable securities	2.90%	3.00%	2.86%
Non-taxable securities	3.28%	3.35%	3.19%

TOTAL (weighted average rate)(1)	3.25%	3.81%	3.51%

AVERAGE RATE PAID ON:

Savings and negotiable interest bearing deposits	.26%	.57%	.46%

Time deposits	.98%	1.53%	1.05%

Federal funds purchased			2.71%

Other borrowed funds	1.93%	2.42%	2.25%

TOTAL (weighted average rate)	.40%	.83%	.64%

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 21% for 2020, 2019 and 2018. See disclosure of non-GAAP financial measures on pages 36 and 37.

SCHEDULE I-E

Net Interest Earnings and Net Yield on Interest Earning Assets

(In thousands, except percentages)

For the Years Ended December 31,	2020	2019	2018

Total interest income (1)	$19,470	$21,131	$19,999

Total interest expense	1,581	3,246	2,658

Net interest earnings	$17,889	$17,885	$17,341

Net yield on interest earning assets	2.99%	3.23%	3.04%

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 21% for 2020, 2019 and 2018. See disclosure of non-GAAP financial measures on pages 36 and 37.

SCHEDULE I-F

Analysis of Changes in Interest Income and Interest Expense

(In thousands)

For the Years Ended December 31,	2020	2019	Increase (Decrease)	Volume	Rate	Rate/Volume

INTEREST EARNED ON:

Loans (1)	$13,076	$13,812	$(736)	$722	$(1,385)	$(73)

Balances due from depository institutions	227	346	(119)	914	(284)	(749)

Available for sale securities:
Taxable securities	4,140	4,788	(648)	(293)	(378)	23
Non-taxable securities	240	422	(182)	(119)	(88)	25
Other securities	27	71	(44)	2	(45)	(1)

Held to maturity securities:
Taxable securities	1,235	1,141	94	140	(41)	(5)
Non-taxable securities	525	551	(26)	(16)	(10)

TOTAL INTEREST EARNED (2)	$19,470	$21,131	$(1,661)	$1,350	$(2,231)	$(780)

INTEREST PAID ON:

Savings and negotiable interest bearing deposits	$833	$1,662	$(829)	$189	$(914)	$(104)

Time deposits	716	1,336	(620)	(226)	(474)	80

Federal funds purchased

Other borrowed funds	32	248	(216)	(208)	(51)	43

TOTAL INTEREST PAID	$1,581	$3,246	$(1,665)	$(245)	$(1,439)	$19

(1) Loan fees of $814 and $304 for 2020 and 2019, respectively, are included in these figures. Of the loan fees recognized in 2020, $448 were related to PPP loans.

(2) All interest earned is reported on a taxable equivalent basis using a tax rate of 21% for 2020 and 2019. See disclosure of non-GAAP financial measures on pages 36 and 37.

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

(2) All interest earned is reported on a taxable equivalent basis using a tax rate of 21% for 2019 and 2018. See disclosure of non-GAAP financial measures on pages 36 and 37.

SCHEDULE II-A

Book Value of Securities Portfolio

(In thousands)

December 31,	2020		2019	2018

Available for sale securities:
U.S. Treasuries, U.S. Government agencies, Mortgage-backed securities and Collateralized Mortgage Obligations		$140,820	$189,864	$211,014

States and political subdivisions		39,310	6,447	11,096

Total		$180,130	$196,311	$222,110

Held to maturity securities:
U.S. Government Agencies	$		$5,000	$8,185

States and political subdivisions		75,688	47,231	46,413

Total		$75,688	$52,231	$54,598

SCHEDULE II-B

Maturity of Securities Portfolio at December 31, 2020

And Weighted Average Yields of Such Securities

(In thousands, except percentage data)

	Maturity
			After one year but within five years		After five years but within ten years		After ten years
	Within one year
December 31, 2020	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Available for sale securities:

U.S. Treasuries, U.S. Government agencies, Mortgage-backed securities and Collateralized Mortgage Obligations	$20,124	1.26%	$1,306	2.22%	$54,323	2.40%	$65,067	2.23%

States and political subdivisions	245	4.76%	1,506	3.89%	2,636	1.86%	34,923	1.78%

Total	$20,369	1.41%	$2,812	3.33%	$56,959	2.38%	$99,990	1.56%

Held to maturity securities:

States and political subdivisions	$2,278	2.77%	$19,822	2.87%	$18,466	2.94%	$35,122	2.46%

Total	$2,278	2.77%	$19,822	2.87%	$18,466	2.94%	$35,122	2.46%

Note: The weighted average yields are calculated on the basis of cost. Average yields on investments in states and political subdivisions are based on their contractual yield. Available for sale securities are stated at fair value and held to maturity securities are stated at amortized cost.

SCHEDULE III-A

Loan Portfolio

Loans by Type Outstanding (1) (In thousands)

December 31,	2020	2019	2018	2017	2016

Real estate, construction	$26,609	$26,188	$34,229	$32,211	$32,794

Real estate, mortgage	202,468	198,907	197,113	206,528	226,157

Loans to finance agricultural production		92

Commercial and industrial	43,500	37,340	35,076	35,174	48,361

Loans to individuals for household, family and other consumer expenditures	4,404	5,254	5,694	5,310	6,264

Obligations of states and political subdivisions	1,406	1,006	956	839	1,646

All other loans	34	162	278	387	133

Total	$278,421	$268,949	$273,346	$280,449	$315,355

(1) No foreign debt outstanding.

SCHEDULE III-B

Maturities and Sensitivity to Changes in

Interest Rates of the Loan Portfolio as of December 31, 2020

(In thousands)

	Maturity
December 31, 2020	One year or less	Over one year through 5 years	Over 5 years	Total

Real estate, construction	$6,545	$17,627	$2,437	$26,609

Real estate, mortgage	11,853	65,602	125,013	202,468

Commercial and industrial	14,570	23,617	5,313	43,500

Loans to individuals for household, family and other consumer expenditures	1,387	2,592	425	4,404

Obligations of states and political subdivisions	478	810	118	1,406

All other loans		34		34

Total	$34,833	$110,282	$133,306	$278,421

Loans with pre-determined interest rates	$32,361	$93,270	$103,656	$229,287

Loans with floating interest rates	2,472	17,012	29,650	49,134

Total	$34,833	$110,282	$133,306	$278,421

SCHEDULE III-C

Non-Performing Loans (In thousands)

December 31,	2020	2019	2018	2017	2016

Loans accounted for on a nonaccrual basis (1)	$3,027	$9,266	$8,250	$13,810	$11,854

Loans which are contractually past due 90 or more days as to interest or principal payment, but are not included above			55

(1) The Bank places loans on a nonaccrual status when, in the opinion of Management, they possess sufficient uncertainty as to timely collection of interest or principal so as to preclude the recognition in reported earnings of some or all of the contractual interest. See “Note A – Business and Summary of Significant Accounting Policies” and “Note C – Loans” to the 2020 Consolidated Financial Statements in Item 8 in this Annual Report on Form 10-K for discussion of impaired loans.

SCHEDULE IV-A

Summary of Loan Loss Expenses

(In thousands, except percentage data)

December 31,	2020	2019	2018	2017		2016

Average amount of loans outstanding (1)(2)	$281,225	$267,263	$273,724	$290,329		$327,819

Balance of allowance for loan losses at beginning of period	$4,207	$5,340	$6,153	$5,466		$8,070

Loans charged-off:

Commercial, financial and agricultural	261	591	372	36		509
Consumer and other	5,716	737	1,038	243		3,013

Total loans charged-off	5,977	1,328	1,410	279		3,522

Recoveries of loans:

Commercial, financial and agricultural	34	55	112	11		62
Consumer and other	160	140	363	839		288

Total recoveries	194	195	475	850		350

Net loans charged-off (recovered)	5,783	1,133	935	(571)		3,172

Provision for loan losses charged to operating expense	6,002		122	116		568

Balance of allowance for loan losses at end of period	$4,426	$4,207	$5,340	$6,153		$5,466

Ratio of net charge-offs during period to average loans outstanding	2.06%	0.42%	0.34%	(.20%	)	0.97%

(1) Net of unearned income.

(2) Includes nonaccrual loans.

SCHEDULE IV-B

Allocation of the Allowance for Loan Losses

(In thousands except percentage data)

	2020		2019		2018		2017		2016
		% of		% of		% of		% of		% of
		Loans to		Loans to		Loans to		Loans to		Loans to
		Total		Total		Total		Total		Total
December 31,	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Real estate, construction	$111	9	$102	9	$428	12	$242	11	$262	10

Real estate, mortgage	3,727	72	3,457	73	4,181	72	4,574	73	4,150	71

Loans to finance agricultural production				1

Commercial and industrial	479	16	553	13	599	12	1,161	12	850	15

Loans to individuals for household, family and other consumer expenditures	104	2	91	2	128	2	174	2	200	2

Obligations of states and political subdivisions	1		1	1	1	1	1	1		1

All other loans	4	1	3	1	3	1	1	1	4	1

Total	$4,426	100	$4,207	100	$5,340	100	$6,153	100	$5,466	100

SCHEDULE V

Summary of Average Deposits and Their Yields

(In thousands, except percentage data)

	2020		2019		2018
Years Ended December 31,	Amount	Rate	Amount	Rate	Amount	Rate

Demand deposits in domestic offices	$151,729	N/A	$121,829	N/A	$121,055	N/A

Negotiable interest bearing deposits in domestic offices	255,700	.31%	230,492	.69%	257,750	.55%

Savings deposits in domestic offices	68,589	.06%	60,660	.13%	59,447	.09%

Time deposits in domestic offices	72,782	.98%	87,606	1.53%	84,168	1.05%

Total	$548,800	.61%	$500,587	1.05%	$522,420	.73%

Certificates of deposit in amounts of $100,000 or more by the amount of time remaining until maturity as of December 31, 2020, are as follows (in thousands):

Remaining maturity:

3 months or less	$16,108
Over 3 months through 6 months	4,885
Over 6 months through 12 months	6,902
Over 12 months	10,686

Total	$38,581

SCHEDULE VI

Short Term Borrowings

(In thousands, except percentage data)

	2020		2019	2018

Balance, December 31,	$		$2,500	$35,000

Weighted average interest rate at December 31,		N/A	2.07%	2.65%

Maximum outstanding at any month-end during year		$54,000	$26,064	$35,000

Average amount outstanding during year		$1,660	$10,242	$13,044

Weighted average interest rate		1.93%	2.42%	2.27%

Note: Short term borrowings include federal funds purchased from other banks and short term borrowings from the Federal Home Loan Bank.

SCHEDULE VII

Interest Sensitivity/Gap Analysis

(In thousands)

December 31, 2020:	0 - 3 Months	4 - 12 Months	1 - 5 Years	Over 5 Years	Total

ASSETS:

Loans (1)	$56,591	$24,272	$92,830	$101,701	$275,394

Available for sale securities		20,369	2,812	156,949	180,130

Held to maturity securities	730	1,548	19,822	53,588	75,688

Totals	$57,321	$46,189	$115,464	$312,238	$531,212

FUNDING SOURCES:

Interest bearing deposits	$340,408	$21,399	$18,422		$380,229

Borrowings from FHLB	15	44	252	658	969

Totals	$340,423	$21,443	$18,674	$658	$381,198

REPRICING/MATURITY GAP:

Period	$(283,102)	$24,746	$96,790	$311,580

Cumulative	(283,102)	(258,356)	(161,566)	150,014

Cumulative Gap/Total Assets	(42%)	(39%)	(24%)	22%

(1) Amounts stated include fixed and variable rate loans that are still accruing interest. Variable rate loans are included in the next period in which they are subject to a change in rate. The principal portions of scheduled payments on fixed instruments are included in the period in which they become due or mature.

Capital Resources

Information about the Company’s capital resources is included in “Note J – Shareholders’ Equity” to the 2020 Consolidated Financial Statements in this Annual Report on Form 10-K.

ITEM 1A - RISK FACTORS

As a smaller reporting company, the Company is not required to provide this information.

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

The principal properties of the Company are its 18 business locations, including the Main Office, which is located at 152 Lameuse Street in Biloxi, MS, 39530. The Armed Forces Retirement Home (“AFRH”) Branch located at 1800 Beach Drive, Gulfport, MS 39507, is located in space provided by the AFRH. The Keesler Branch located at 1507 Meadows Drive, Keesler AFB, MS 39534, is rented from the Department of Defense. All other branch locations are owned by the Company. We believe that our facilities are in good condition and are adequate to meet our operating needs for the foreseeable future. The addresses of the other branch locations are:

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

ITEM 3 - LEGAL PROCEEDINGS

Information relating to legal proceedings is included in Note M – Contingencies to the 2020 Consolidated Financial Statements which is in Item 8 in this Annual Report on Form 10-K.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 - MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Dividends to the Company’s shareholders can generally be paid only from dividends paid to the Company by the Bank. Consequently, dividends are dependent upon the earnings, capital needs, regulatory policies and statutory limitations affecting the Bank. The Company and the Bank may not declare or pay any cash dividends without prior written approval of their regulators.

At March 19, 2021, there were 391 holders of the common stock of the Company, which does not reflect persons or entities that hold the common stock in nominee or “street” name through various brokerage firms. At March 19, 2021, there were 4,878,557 shares of common stock issued and outstanding.

On November 8, 2019, the Board approved the repurchase of up to 65,000 of the outstanding shares of the Company’s common stock. During 2020, 64,629 shares were repurchased under the plan.

The Company’s common stock is traded under the symbol PFBX on the OTCQX Best Market (“OTCQX”).

Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

ITEM 6 – SELECTED FINANCIAL DATA

	2020	2019	2018	2017	2016

Selected Ratios
Return on average assets	(.43% )	0.28%	0.10%	0.41%	0.02%
Return on average equity	(2.90% )	1.84%	0.73%	3.08%	0.19%
Primary capital to average assets	15.62%	16.27%	14.43%	14.34%	13.99%
Risk-based capital ratios:
Tier 1	21.19%	25.08%	24.05%	23.87%	21.69%
Total	23.00%	26.22%	25.30%	25.12%	22.94%

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Peoples Financial Corporation (the “Company”) is a one-bank holding company headquartered in Biloxi, Mississippi. The following presents Management’s discussion and analysis of the consolidated financial condition and results of operations of the Company and its consolidated subsidiaries for the years ended December 31, 2020, 2019 and 2018. These comments highlight the significant events for these years and should be considered in combination with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in this annual report.

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

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) issued new accounting standards updates in 2020, which have been disclosed in Note A to the Consolidated Financial Statements. The Company does not expect that these updates discussed in the Notes will have a material impact on its financial position, results of operations or cash flows. The Company adopted Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) and Accounting Standards Update 2018-03, Technical Corrections and Improvements to Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, that Clarifies the Guidance in ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10), effective January 1, 2018, neither of which had a material effect on its financial position, results of operations or cash flows. Further disclosure relating to these efforts is included in Note A.

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

GAAP Reconciliation and Explanation

This report contains non-GAAP financial measures determined by methods other than in accordance with GAAP. Such non-GAAP financial measures include taxable equivalent interest income and taxable equivalent net interest income. Management uses these non-GAAP financial measures because it believes they are useful for evaluating our operations and performance over periods of time, as well as in managing and evaluating our business and in discussions about our operations and performance. Management believes these non-GAAP financial measures provide users of our financial information with a meaningful measure for assessing our financial results, as well as comparison to financial results for prior periods. These non-GAAP financial measures should not be considered as a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled financial measures used by other companies. A reconciliation of these operating performance measures to GAAP performance measures for the years ended December 31, 2020, 2019 and 2018 is included in the table on the following page.

RECONCILIATION OF NON-GAAP PERFORMANCE MEASURES

(in thousands)

Years Ended December 31,	2020	2019	2018

Interest income reconciliation:
Interest income - taxable equivalent	$19,470	$21,131	$19,999
Taxable equivalent adjustment	(162)	(203)	(249)

Interest income (GAAP)	$19,308	$20,928	$19,750

Net interest income reconciliation:
Net interest income - taxable equivalent	$17,889	$17,885	$17,341
Taxable equivalent adjustment	(162)	(203)	(249)

Net interest income (GAAP)	$17,727	$17,682	$17,092

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

The World Health Organization declared the coronavirus COVID-19 (“COVID-19”) a pandemic in March 2020. The pandemic has resulted in, among other things, a significant stock and global markets volatility, disruption in business, leisure and tourism activities as nation-wide stay-at-home orders were mandated, significant strain on the health care industry as it addressed the severity of the health crisis and significant impact on the general economy including high unemployment, a 150 basis point decline in Federal funds rates and unprecedented government stimulus programs.

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

Assisting our customers during the pandemic is a priority. The Company has granted modifications by extending payments 90 days to certain customers as a result of the economic challenges of business closures and unemployment resulting from COVID-19. We are also actively participating in the Paycheck Protection Program (“PPP”), a specific stimulus resource designed to provide assistance to small businesses.

The Company reported a net loss of $2,751,000 for 2020 compared with net income of $1,679,000 and $629,000 for 2019 and 2018, respectively. Results in 2020 included an increase in the provision for loan losses which was partially offset by an increase in non-interest income and a decrease in non-interest expense as compared with 2019. Results in 2019 included an increase in net interest income, a reduction in the provision for loan losses, an increase in non-interest income and a decrease in non-interest expense as compared with 2018.

Managing the net interest margin is a key component of the Company’s earnings strategy. The Federal Reserve reduced rates by 75 basis points during the second half of 2019 as a result of global issues and slowing growth. In March 2020, the Federal Reserve reduced rates by 150 basis points in two emergency moves to respond to the unprecedented economic disruptions of the COVID-19 pandemic. As a result of these reductions, in 2020 total interest income decreased $1,620,000 and total interest expense decreased $1,665,000 as compared with 2019. In 2019, interest income increased $1,178,000 and total interest expense increased $588,000 as compared with 2018.

Monitoring asset quality, estimating potential losses in our loan portfolio and addressing non-performing loans continue to be a major focus of the Company. The Company is working diligently to address and reduce its non-performing assets. The Company’s nonaccrual loans decreased during 2020 to $3,027,000 at December 31, 2020 from $9,266,000 at December 31, 2019. Despite this positive trend, a provision for the allowance for loan losses of $6,002,000 was recorded in 2020 as compared with no provision in 2019. The increase in 2020, which is non-COVID-19 related, is primarily the result of specific events impacting one credit.

Non-interest income increased $716,000 in 2020 as compared with 2019 results. Results for 2020 included non-recurring gains on sales and calls of securities of $539,000, a gain from the redemption of death benefits on bank owned life insurance of $224,000 and a gain from the sale of banking house of $318,000 as well as a decrease in service charges on deposit accounts of $354,000 as compared with 2019. Results for 2019 included an increase in service charges on deposit accounts of $65,000 and a gain from the sale of securities of $147,000 as compared with 2018.

Non-interest expense decreased $811,000 in 2020 as compared with 2019 and decreased $110,000 for 2019 as compared with 2018. The decrease in 2020 was primarily the result of the decrease in salaries and employee benefits of $334,000, net occupancy of $322,000 and other expense of $258,000 as compared with 2019. The decrease in 2019 was primarily the result of reduced costs of salaries and employee benefits.

Total assets at December 31, 2020 increased $73,324,000 as compared with December 31, 2019.

Total deposits increased $74,355,000 primarily as governmental entities’ balances increased due to tax collections and some customers maintained their PPP loan proceeds in their deposit accounts. This increase in deposits funded an increase in cash and due from banks of $62,118,000, an increase in available for sale and held to maturity investments of $7,276,000 and the $9,472,000 increase in loans.

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

2020 as compared with 2019

The Company’s average interest-earning assets increased approximately $43,772,000, or 8%, from approximately $554,394,000 for 2019 to approximately $598,166,000 for 2020. Average balances due from depository institutions increased $40,699,000 as an increase in deposits and proceeds from sales, calls and maturities of securities were held in balances due to depository institutions, primarily at the Federal Reserve Bank, as the Company managed its liquidity position. Average loans increased approximately $13,962,000 due to new loans, primarily as part of the PPP, exceeding principal payments, maturities, charge-offs and foreclosures on existing loans. Average taxable available for sale securities decreased approximately $12,605,000 as maturities, sales and calls of these securities exceeded investment purchases. The average yield on interest-earning assets was 3.81% for 2019 compared with 3.25% for 2020. The yield on average loans decreased from 5.17% for 2019 to 4.65% for 2020 as a result of the decrease in prime rate during 2019 and 2020 on the Company’s floating rate loans.

Average interest-bearing liabilities increased approximately $9,731,000, or 3%, from approximately $389,000,000 for 2019 to approximately $398,731,000 for 2020. Average savings and interest-bearing DDA balances increased approximately $33,137,000 primarily as several large public fund customers maintained higher balances with the bank subsidiary in 2020 and some of the PPP loan proceeds were deposited and maintained in customers’ accounts. Average time deposits decreased approximately $14,824,000 as some customers invested their matured time deposit proceeds in savings and interest bearing DDA deposits. The average rate paid on interest-bearing liabilities decreased 43 basis points, from .83% for 2019 to .40% for 2020. This decrease was the result of decreased rates in 2019 and 2020.

The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 3.23% for 2019 as compared with 2.99% for 2020.

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

Average interest-bearing liabilities decreased approximately $25,778,000, or 6%, from approximately $414,778,000 for 2018 to approximately $389,000,000 for 2019. Average savings and interest-bearing DDA balances decreased approximately $26,045,000 primarily as several large commercial customers relocated their funds to other institutions. The average rate paid on interest-bearing liabilities increased 19 basis points, from .64% for 2018 to .83% for 2019. This increase was the result of increased rates in 2018 and 2019.

The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 3.04% for 2018 as compared with 3.23% for 2019.

The tables below analyze the changes in tax-equivalent net interest income for the years ended December 31, 2020, 2019 and 2018.

ANALYSIS OF AVERAGE BALANCES, INTEREST EARNED/PAID AND YIELD

(in thousands)

	2020			2019			2018
	Average	Interest		Average	Interest		Average	Interest
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Loans (1)(2)	$281,225	$13,076	4.65%	$267,263	$13,812	5.17%	$273,724	$13,265	4.85%

Balances due from depository institutions	56,103	227	0.40%	15,404	346	2.25%	9,498	205	2.16%

Held to maturity:
Taxable	42,649	1,235	2.90%	37,987	1,141	3.00%	33,864	970	2.86%
Non taxable (3)	15,985	525	3.28%	16,460	551	3.35%	18,208	580	3.19%

Available for sale:
Taxable	193,626	4,140	2.14%	206,231	4,788	2.32%	220,076	4,349	1.98%
Non taxable (3)	6,425	240	3.74%	8,953	422	4.71%	13,055	608	4.66%

Other	2,153	27	1.25%	2,096	71	3.39%	1,519	22	1.45%
Total	$598,166	$19,470	3.25%	$554,394	$21,131	3.81%	$569,944	$19,999	3.51%
Savings and interest-bearing DDA	$324,289	$833	0.26%	$291,152	$1,662	0.57%	$317,197	$1,468	0.46%

Time deposits	72,782	716	0.98%	87,606	1,336	1.53%	84,168	886	1.05%

Federal funds purchased and securities sold under agreements to repurchase							369	10	2.71%

Borrowings from FHLB	1,660	32	1.93%	10,242	248	2.42%	13,044	294	2.25%
Total	$398,731	$1,581	0.40%	$389,000	$3,246	0.83%	$414,778	$2,658	0.64%
Net tax-equivalent spread			2.86%			2.98%			2.87%
Net tax-equivalent margin on earning assets			2.99%			3.23%			3.04%

(1) Loan fees of $814, $304 and $310 for 2020, 2019 and 2018, respectively, are included in these figures. Of the loan fees recognized in 2020, $448 were related to PPP loans.

(2) Includes nonaccrual loans.

(3) All interest earned is reported on a taxable equivalent basis using a tax rate of 21% in 2020, 2019 and 2018. See disclosure of Non-GAAP financial measures on pages 37 - 38.

ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSE

(in thousands)

	For the Year Ended
	December 31, 2020 Compared With December 31, 2019
	Volume	Rate	Rate/Volume	Total
Interest earned on:
Loans	$722	$(1,385)	$(73)	$(736)

Balances due from depository institutions	914	(284)	(749)	(119)

Held to maturity securities:
Taxable	140	(41)	(5)	94
Non taxable	(16)	(10)		(26)

Available for sale securities:
Taxable	(293)	(378)	23	(648)
Non taxable	(119)	(88)	25	(182)
Other	2	(45)	(1)	(44)

Total	$1,350	$(2,231)	$(780)	$(1,661)

Interest paid on:
Savings and interest-bearing DDA	$189	$(914)	$(104)	$(829)

Time deposits	(226)	(474)	80	(620)

Borrowings from FHLB	(208)	(51)	43	(216)

Total	$(245)	$(1,439)	$19	$(1,665)

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

The Company’s analysis includes evaluating the current value of collateral securing all nonaccrual loans. Nonaccrual loans totaled $3,027,000 and $9,266,000 with specific reserves on these loans of $50,000 and $59,000 as of December 31, 2020 and 2019, respectively. The specific reserves allocated to nonaccrual loans are relatively low as collateral values appear sufficient to cover loan losses or the loan balances have been charged down to their realizable value.

Additional consideration was given to the impact of COVID-19 on the loan portfolio. The Company granted modifications by extending payments 90 days or granting interest only payments for 3 – 6 months for certain customers as a result of the economic challenges of business closures and unemployment resulting from COVID-19. These credits were generally current at the time they were modified. In compliance with guidance from the regulatory and accounting authorities, these modifications have not been classified as troubled debt restructurings at December 31, 2020. The Company continues its policy of closely monitoring past due loans and deposit overdrafts which may serve as indicators of performance issues. Proactive outreach to our loan customers has also been emphasized.

In addition to the factors considered when assessing risk in the loan portfolio which are identified in the Note A, the Company included the potential negative impact of COVID-19 on its loan portfolio, particularly the gaming and hotel/motel concentrations, in performing this risk assessment as of December 31, 2020. As of December 31, 2020, a general reserve of approximately $320,000 was allocated to non-classified loans as a result of COVID-19. As of December 31, 2020, no specific reserves were allocated to classified loans as a result of COVID-19, as customers in potentially vulnerable industries have resources through business interruption insurance, proceeds from PPP or other loan programs and/or have been able to begin to return to normal operations in recent months.

The Company’s on-going, systematic evaluation resulted in the Company not recording a provision for the allowance for loan losses in 2019 and recording a total provision for the allowance for loan losses of $6,002,000 and $122,000 in 2020 and 2018, respectively. The increase in 2020 is the direct result of a charge-off of $5,429,000 of one credit that was on nonaccrual and in bankruptcy. This loss is the result of specific events impacting this specific customer and was not related to COVID-19. The allowance for loan losses as a percentage of loans was 1.59%, 1.56% and 1.95% at December 31, 2020, 2019 and 2018, respectively. The Company believes that its allowance for loan losses is appropriate as of December 31, 2020.

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

Non-interest Income

2020 as compared with 2019

Total non-interest income increased $716,000 in 2020 as compared with 2019. Gains on liquidation, sales and calls of securities increased $392,000 as the Company had opportunities to sell securities which generated gains in 2020. The Company realized a gain of $224,000 from the redemption of death benefits on bank owned life insurance and a gain of $318,000 from the sale of banking premises. This increase was partially offset by the decrease in service charges on deposit accounts of $354,000 due to the impact of COVID-19 on the local economy and consumer spending in 2020.

2019 as compared with 2018

Total non-interest income increased $158,000 in 2019 as compared with 2018. Trust Department Income and Fees decreased $94,000 due to the decrease in account relationships in the current year. Gains on liquidation, sales and calls of securities increased $147,000 as the Company had opportunities to sell securities which generated gains in 2019. Other income increased $72,000 as rental income increased $83,000 as previously vacant properties were leased in the current year.

Non-interest Expense

2020 as compared with 2019

Total non-interest expense decreased $811,000 in 2020 as compared with 2019. Salaries and employee benefits decreased $334,000 primarily due to attrition and a reduction in costs associated with the retiree health plan. Net occupancy costs decreased $322,000 as the Company was able to eliminate some redundant telecommunications costs and resources were reconfigured for reduced costs and increased functionality. Equipment rentals, depreciation and maintenance increased $103,000 due to costs associated with contracts related to technology services. Other expense decreased $258,000 primarily as advertising, courier, consulting, conferences and classes and stationery and supplies were reduced as a part of the Company’s strategies to reduce overhead costs as well as the impact of COVID-19. In addition, legal fees were reduced by $182,000, primarily as the Company incurred costs of $201,000 to settle a lawsuit in 2019. Other real estate expense increased $491,000 as a result of increased write-downs and other expenses of holding and selling ORE in 2020 as compared with 2019.

2019 as compared with 2018

Total non-interest expense decreased $216,000 in 2019 as compared with 2018. Salaries and employee benefits decreased $190,000 primarily as a result of decreased costs for the retiree health plan. Net occupancy costs increased $183,000 as telecommunications costs increased $205,000 as the Company incurred redundant costs in the process of reconfiguring its resources for reduced costs and increased functionality in subsequent years. Equipment rentals, depreciation and maintenance decreased $50,000 primarily as a result of depreciable assets, primarily technology-related, purchased in prior years completing their depreciable life in the current year. Other expense decreased $159,000 in 2019 as compared with 2018. Included in this fluctuation is the decrease in other real estate expenses of $701,000, largely due to write-downs of ORE to new appraised values in 2018, which did not occur in 2019. Also impacting other expense were the increase in FDIC and state banking assessments of $126,000 as a result of the reduced assessment rate in 2018, an increase in non-recurring legal fees of $201,000 from the settlement of a lawsuit, an increase in ATM expense of $112,000 as a result of processing conversion costs and an increase in consulting fees of $135,000 primarily due to non-recurring services relating to strategic planning, operational assessments and revenue enhancement projects during 2019.

Income Taxes

The Company recognized an income tax benefit of $36,000 in 2018. During 2014, Management established a valuation allowance against its net deferred tax asset of approximately $8,140,000. As of December 31, 2020 and 2019, the valuation allowance is still in place. The 2018 benefit was the result of the impact of the elimination of the alternative minimum tax credit carryforwards from new tax legislation and the correction of refunds for prior years. Note I to the Consolidated Financial Statements presents a reconciliation of income taxes for these three years and further analysis of the valuation allowance.

FINANCIAL CONDITION

Cash and due from banks increased $62,118,000 at December 31, 2020 compared with December 31, 2019 due to the bank subsidiary’s liquidity position.

Available for sale securities decreased $16,181,000 at December 31, 2020 compared with December 31, 2019 as the maturities, sales and calls exceeded investment purchases.

Held to maturity securities increased $23,457,000 at December 31, 2020 compared with December 31, 2019 as the investment purchases exceeded maturities.

Loans increased $9,472,000 at December 31, 2020 compared with December 31, 2019, as new loans, particularly relating to the PPP program, outpaced principal payments, maturities, charge-offs and foreclosures on existing loans.

Total deposits increased $74,355,000 at December 31, 2020, as compared with December 31, 2019. Typically, significant increases or decreases in total deposits and/or significant fluctuations among the different types of deposits from year to year are anticipated by Management as customers in the casino industry and county and municipal entities reallocate their resources periodically. In addition, some of the PPP loan proceeds were deposited into customers’ accounts.

Borrowings from the FHLB decreased $2,557,000 at December 31, 2020 as compared with December 31, 2019 based on the liquidity needs of the bank subsidiary.

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

Significant transactions affecting shareholders’ equity during 2020 are described in Note J to the Consolidated Financial Statements. The Statement of Changes in Shareholders’ Equity also presents all activity in the Company’s equity accounts.

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

The Company also uses other sources of funds, including borrowings from the FHLB. The Company generally anticipates relying on deposits, purchases of federal funds and borrowings from the FHLB for its liquidity needs in 2021.

The Company actively participated in the PPP, facilitating approximately $23 million in funding during 2020. As an additional liquidity resource, the Company was approved to participate in the Federal Reserve Bank’s PPP Liquidity Facility.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition

(in thousands except share data)

December 31,	2020	2019

Assets
Cash and due from banks	$91,542	$29,424

Available for sale securities	180,130	196,311

Held to maturity securities, fair value of $78,474 - 2020;
$53,130 - 2019	75,688	52,231

Other investments	2,593	2,643

Federal Home Loan Bank Stock, at cost	2,149	2,129

Loans	278,421	268,949

Less: Allowance for loan losses	4,426	4,207

Loans, net	273,995	264,742

Bank premises and equipment, net of accumulated depreciation	15,679	17,421

Other real estate	3,475	7,453

Accrued interest receivable	2,100	1,687

Cash surrender value of life insurance	19,609	19,381

Other assets	1,066	1,280

Total assets	$668,026	$594,702

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition (continued)

(in thousands except share data)

December 31,	2020	2019

Liabilities and Shareholders' Equity
Liabilities:
Deposits:

Demand, non-interest bearing	$170,269	$122,592

Savings and demand, interest bearing	319,165	263,153

Time, $100,000 or more	38,593	64,492

Other time deposits	22,471	25,906

Total deposits	550,498	476,143

Borrowings from Federal Home Loan Bank	969	3,526

Employee and director benefit plans liabilities	18,882	18,361

Other liabilities	2,811	1,549

Total liabilities	573,160	499,579

Shareholders' Equity:
Common stock, $1 par value, 15,000,000 shares authorized, 4,878,557 and 4,943,186 shares issued and outstanding at December 31, 2020 and 2019	4,879	4,943

Surplus	65,780	65,780

Undivided profits	18,335	21,855

Accumulated other comprehensive income	5,872	2,545

Total shareholders' equity	94,866	95,123

Total liabilities and shareholders' equity	$668,026	$594,702

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Operations

(in thousands except per share data)

Years Ended December 31,	2020	2019	2018

Interest income:

Interest and fees on loans	$13,076	$13,812	$13,265

Interest and dividends on securities:

U. S. Treasuries	657	1,077	1,410

U.S. Government agencies	199	477	471

Mortgage-backed securities	2,530	3,208	2,633

Collateralized mortgage obligations	466	192

States and political subdivisions	2,126	1,745	1,744

Other investments	27	71	22

Interest on balances due from depository institutions	227	346	205

Total interest income	19,308	20,928	19,750

Interest expense:

Deposits	1,549	2,998	2,354

Federal funds purchased and securities sold under agreements to repurchase			10

Borrowings from Federal Home Loan Bank	32	248	294

Total interest expense	1,581	3,246	2,658

Net interest income	17,727	17,682	17,092

Provision for allowance for loan losses	6,002		122

Net interest income after provision for allowance for loan losses	$11,725	$17,682	$16,970

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Operations (continued)

(in thousands except per share data)

Years Ended December 31,	2020		2019	2018
Non-interest income:

Trust department income and fees		1,695	1,614	1,708

Service charges on deposit accounts		3,448	3,802	3,737

Gain on liquidation, sales and calls of securities		539	147

Gain on sale of other investments				17

Increase in cash surrender value of life insurance		484	440	455

Gain from death benefits from life insurance		224

Gain on sale of banking house		318

Other income		543	532	460

Total non-interest income		7,251	6,535	6,377

Non-interest expense:

Salaries and employee benefits		10,367	10,701	10,891

Net occupancy		1,865	2,187	2,004

Equipment rentals, depreciation and maintenance		3,187	3,084	3,134

Other expense		6,308	6,566	6,725

Total non-interest expense		21,727	22,538	22,754

Income (loss) before income taxes		(2,751)	1,679	593

Income tax benefit				(36)

Net income (loss)		$(2,751)	$1,679	$629

Basic and diluted earnings (loss) per share	$	( .56)	$.34	$.13
Dividends declared per share		$.02	$.03	$.02

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

Years Ended December 31,	2020	2019	2018

Net income (loss)	$(2,751)	$1,679	$629

Other comprehensive income (loss):

Net unrealized gain (loss) on available for sale securities	4,225	6,411	(1,645)

Reclassification adjustment for realized gains on available for sale securities called or sold in current year	(539)	(147)

Gain (loss) from unfunded post-retirement benefit obligation	(359)	394	459

Total other comprehensive income (loss)	3,327	6,658	(1,186)

Total comprehensive income (loss)	$576	$8,337	$(557)

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands except share and per share data)

					Accumulated
	Number of				Other
	Common	Common		Undivided	Comprehensive
	Shares	Stock	Surplus	Profits	Income (Loss)	Total

Balance, January 1, 2019	4,943,186	$4,943	$65,780	$20,324	$(4,113)	$86,934

Net income				1,679		1,679

Cash dividend ($.03 per share)				(148)		(148)

Other comprehensive income					6,658	6,658

Balance, December 31, 2019	4,943,186	4,943	65,780	21,855	2,545	95,123

Net loss				(2,751)		(2,751)

Cash dividend ($.02 per share)				(98)		(98)

Other comprehensive income					3,327	3,327

Stock repurchase	(64,629)	(64)		(671)		(735)

Balance, December 31, 2020	4,878,557	$4,879	$65,780	$18,335	$5,872	$94,866

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

Years Ended December 31,	2020	2019	2018

Cash flows from operating activities:
Net income (loss)	$(2,751)	$1,679	$629
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,954	1,914	1,964
Provision for allowance for loan losses	6,002		122
Write-down of other real estate	661	442	764
(Gain) loss on sales of other real estate	103	(387)	21
Loss from other investments	50	168	274
Amortization (accretion) of available for sale securities	(29)	182	315
Amortization of held to maturity securities	271	266	260
Gain on liquidation, sales and calls of securities	(539)	(147)
Gain on sale of bank premises and equipment	(318)
Gain on sales of other investments			(17)
Increase in cash surrender value of life insurance	(483)	(440)	(455)
Gain from death benefits from life insurance	(224)
Change in accrued interest receivable	(413)	269	(52)
Change in other assets	214	102	(57)
Change in employee and director benefit plan liabilities and other liabilities	1,424	101	506

Net cash provided by operating activities	$5,922	$4,149	$4,274

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(in thousands)

Years Ended December 31,	2020	2019	2018
Cash flows from investing activities:
Proceeds from maturities, liquidation, sales and calls of available for sale securities	$183,726	$65,658	$60,222
Purchases of available for sale securities	(163,291)	(33,631)	(39,086)
Proceeds from maturities of held to maturity securities	9,365	5,705	760
Purchases of held to maturity securities	(33,093)	(3,604)	(4,455)
Purchase of Federal Home Loan Bank Stock	(20)	(60)	(699)
Proceeds from sales of other investments			125
Proceeds from sales of other real estate	3,890	3,142	3,211
Proceeds from insurance on other real estate	77
Loans, net change	(16,008)	1,557	1,461
Acquisition of bank premises and equipment	(441)	(456)	(690)
Proceeds from sale of bank premises and equipment	547
Investment in cash surrender value of life insurance	(69)	(100)	(85)
Proceeds from death benefits from life insurance	548

Net cash provided by (used in) investing activities	(14,769)	38,211	20,764

Cash flows from financing activities:
Demand and savings deposits, net change	103,689	(7,539)	(52,268)
Time deposits, net change	(29,334)	10,176	(3,796)
Cash dividends	(98)	(148)	(101)
Stock repurchase	(735)		(1,907)
Borrowings from Federal Home Loan Bank	59,500	984,856	1,428,700
Repayments to Federal Home Loan Bank	(62,057)	(1,017,472)	(1,403,756)

Net cash provided by (used in) financing activities	70,965	(30,127)	(33,128)

Net increase (decrease) in cash and cash equivalents	62,118	12,233	(8,090)
Cash and cash equivalents, beginning of year	29,424	17,191	25,281

Cash and cash equivalents, end of year	$91,542	$29,424	$17,191

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

Revenue Recognition

Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), prescribes the process related to the recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 excludes revenue streams relating to loans and investment securities, which are the major source of revenue for the Company, from its scope. Consistent with this guidance, the Company recognizes non-interest income within the scope of this guidance as services are transferred to its customers in an amount that reflects the consideration it expects to be entitled to in exchange for those services. Other types of revenue contracts, the income from which is included in non-interest income, that are within the scope of ASU 2014-09 are:

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

Other non-interest income: Other non-interest income includes several items, such as wire transfer income, check cashing fees, gain (loss) from sales of other real estate, the increase in cash surrender value of life insurance, rental income from bank properties and safe deposit box rental fees. This income is generally recognized at the time the service is provided and/or the income is earned.

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

In October 2020, the FASB issued Accounting Standards Update 2020-08 (“ASU 2020-08”), Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable Fees and Other Costs. The amendments in this Update represent changes to clarify the Codification regarding callable debit securities. ASU 2020-08 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The adoption of this ASU is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In October 2020, the FASB issued Accounting Standards Update 2020-10 (“ASU 2020-10”), Codification Improvements. This Update improves the consistency by amending the Codification to include all disclosure guidance in the appropriate disclosure sections and clarifies the application of various provisions in the Codification by amending and adding hew headings, cross referencing to other guidance and refining or correcting terminology. ASU 2020-10 is effective for fiscal years, beginning after December 15, 2020. The adoption of this ASU is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Cash and Due from Banks

Until March 26, 2020, the Company was required to maintain average reserve balances in its vault or on deposit with the Federal Reserve Bank. At that time, the Federal Reserve Bank reduced the reserve requirement to zero percent across all deposit tiers. The average amount of these reserve requirements was approximately $17,000 and $383,000 for the years ending December 31, 2020 and 2019, respectively.

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

The ALL consists of specific and general components. The specific component relates to loans that are classified as impaired. The general component of the allowance relates to loans that are not impaired. Changes to the components of the ALL are recorded as a component of the provision for the allowance for loan losses. Management must approve changes to the ALL and must report its actions to the Board of Directors. The Company believes that its allowance for loan losses is appropriate at December 31, 2020.

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

The general component of the ALL is the loss estimated by applying historical loss percentages to non-classified loans which have been divided into segments. These segments include gaming; hotel/motel; real estate, construction; real estate, mortgage; commercial and industrial and all other. The loss percentages are based on each segment’s historical five-year average loss experience which may be adjusted by qualitative factors such as changes in the general economy, or economy or real estate market in a particular geographic area or industry.

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

Earnings Per Share

Basic and diluted earnings per share are computed on the basis of the weighted average number of common shares outstanding of 4,893,151 for 2020, 4,943,186 for 2019, and 5,031,778 for 2018.

Accumulated Other Comprehensive Income (Loss)

At December 31, 2020, 2019 and 2018, accumulated other comprehensive income (loss) consisted of net unrealized gains (losses) on available for sale securities and over (under) funded liabilities related to the Company’s post-retirement benefit plan.

Statements of Cash Flows

The Company has defined cash and cash equivalents to include cash and due from banks. The Company paid $1,610,864, $3,231,710, and $2,657,616 in 2020, 2019 and 2018, respectively, for interest on deposits and borrowings. No income tax payments were paid in 2020, 2019 and 2018. Loans transferred to other real estate amounted to $753,620, $1,707,389 and $4,706,732 in 2020, 2019 and 2018, respectively.

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

NOTE B – SECURITIES:

The amortized cost and fair value of securities at December 31, 2020 and 2019, respectively, are as follows (in thousands):

		Gross	Gross
		Unrealized	Unrealized
December 31, 2020	Amortized Cost	Gains	Losses	Fair Value

Available for sale securities:
U.S. Treasuries	$19,999	$125	$	$20,124

U.S. Government agencies	2,500	83		2,583

Mortgage-backed securities	69,485	3,237	(46)	72,676

Collateralized mortgage obligations	44,230	1,207		45,437

States and political subdivisions	38,600	751	(41)	39,310

Total available for sale securities	$174,814	$5,403	$(87)	$180,130

Held to maturity securities:

States and political subdivisions	$75,688	$2,809	$(23)	$78,474

Total held to maturity securities	$75,688	$2,809	$(23)	$78,474

		Gross	Gross
		Unrealized	Unrealized
December 31, 2019	Amortized Cost	Gains	Losses	Fair Value

Available for sale securities:
U.S. Treasuries	$55,922	$6	$(275)	$55,653

U.S. Government agencies	12,493	93	(16)	12,570

Mortgage-backed securities	104,414	1,832	(93)	106,153

Collateralized mortgage obligations	15,440	251	(203)	15,488

States and political subdivisions	6,412	35		6,447

Total available for sale securities	$194,681	$2,217	$(587)	$196,311

Held to maturity securities:

U.S. Government agencies	$5,000		$(20)	$4,980

States and political subdivisions	47,231	985	(66)	48,150

Total held to maturity securities	$52,231	$985	$(86)	$53,130

The amortized cost and fair value of debt securities at December 31, 2020, (in thousands) by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale securities:
Due in one year or less	$20,244	$20,369
Due after one year through five years	1,493	1,506
Due after five years through ten years	31,347	32,608
Due after ten years	52,245	52,971
Mortgage-backed securities	69,485	72,676
Total	$174,814	$180,130

Held to maturity securities:
Due in one year or less	$2,278	$2,288
Due after one year through five years	19,822	20,700
Due after five years through ten years	18,466	19,425
Due after ten years	35,122	36,061
Total	$75,688	$78,474

Available for sale and held to maturity securities with gross unrealized losses at December 31, 2020 and 2019, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows (in thousands):

	Less Than Twelve Months		Over Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2020:
Mortgage-backed securities	$6,278	$30	$1,619	$16	$7,897	$46

States and political subdivisions	12,335	64			12,335	64
Total	$18,613	$94	$1,619	$16	$20,232	$110

December 31, 2019:
U.S. Treasuries	$4,894	$44	$49,753	$231	$54,647	$275

U.S. Government agencies	4,978	16	4,979	20	9,957	36

Mortgage-backed securities	10,941	93			10,941	93

Collateralized mortgage obligations	10,398	203			10,398	203

States and political subdivisions	4,602	61	608	5	5,210	66

Total	$35,813	$417	$55,340	$256	$91,153	$673

At December 31, 2020, 3 of the 45 mortgage-backed securities and 20 of the 146 securities issued by states and political subdivisions contained unrealized losses.

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

Proceeds from sales and calls of available for sale debt securities were $29,457,361 and $15,123,868 during 2020 and 2019, respectively. Available for sale debt securities were sold and called for realized gains of $539,023 and $146,675 during 2020 and 2019, respectively. There were no sales or calls of available for sale securities in 2018. Proceeds from sales of other investments were $125,145 for a realized gain of $16,995 during 2018.

Securities with a fair value of $206,544,282 and $230,065,621 at December 31, 2020 and 2019, respectively, were pledged to secure public deposits, federal funds purchased and other balances required by law.

NOTE C - LOANS:

The composition of the loan portfolio at December 31, 2020 and 2019 is as follows (in thousands):

December 31,	2020	2019

Gaming	$18,765	$19,899

Hotel/motel	45,499	47,294

Real estate, construction	26,609	23,209

Real estate, mortgage	144,276	141,406

Commercial and industrial	37,429	30,626

Other	5,843	6,515

Total	$278,421	$268,949

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

	2020	2019
Balance, January 1	$9,190	$9,157
January 1 balance, loans of officer appointed during the year	247
January 1 balance, loans of directors retired or deceased during the year	(4,441)
New loans and advances	126	1,174
Repayments	(664)	(1,141)

Balance, December 31	$4,458	$9,190

As part of its evaluation of the quality of the loan portfolio, Management monitors the Company’s credit concentrations on a monthly basis. Total outstanding concentrations were as follows (in thousands):

December 31,	2020	2019

Gaming	$18,765	$19,899
Hotel/motel	45,499	47,294
Out of area	7,995	13,423

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), a stimulus package intended to provide relief to businesses and consumers in the United States struggling as a result of COVID-19, was signed into law. A provision in the CARES Act included funding for the creation of the Paycheck Protection Program (“PPP”). PPP is intended to provide loans to small businesses to pay their employees, rent, mortgage interest and utilities. PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP. If not forgiven, in whole or in part, these loans carry a fixed rate of 1.00% with payments deferred until the date the Small Business Administration (the “SBA”) remits the borrower’s loan forgiveness amount to the lender or, if the borrower does not apply for loan forgiveness, ten months after the end of the borrowers’ loan forgiveness covered period. All PPP loans originated by the Company have a term of two years. The loans are 100% guaranteed by the SBA. The SBA pays the originating bank a processing fee ranging from 1.00% to 5.00%, based on the size of the loan.

The Company worked with its customers to close 363 PPP loans for a total outstanding balance of $22,445,026 as of June 30, 2020. As of December 31, 2020, 74 loans with a balance of $5,665,092 were partially or completely forgiven by the Small Business Administration (the “SBA”) with the bank subsidiary receiving principal and interest payments directly from the SBA. The remaining balance of $16,779,934 is reported in the commercial and industrial segment within the loan portfolio. Recent legislation has provided for simplified forgiveness for PPP loans with an original balance of $150,000 or less. As most of the Company’s PPP loans are under this threshold, it is expected that these loans will be paid off in 2021.

The age analysis of the loan portfolio, segregated by class of loans, as of December 31, 2020 and 2019 is as follows (in thousands):

											Loans Past
											Due Greater
	Number of Days Past Due										Than 90
					Greater		Total			Total	Days and
	30 - 59		60 - 89		Than 90		Past Due		Current	Loans	Still Accruing

Gaming	$		$		$		$		$18,765	$18,765	$
Hotel/motel									45,499	45,499
Real estate, construction		277						277	26,332	26,609
Real estate, mortgage		2,865		263		118		3,246	141,030	144,276
Commercial and industrial		80						80	37,349	37,429
Other		63						63	5,780	5,843

Total		$3,285		$263		$118		$3,666	$274,755	$278,421	$
December 31, 2019:
Gaming	$		$		$		$		$19,899	$19,899	$
Hotel/motel									47,294	47,294
Real estate, construction		303		69		14		386	22,823	23,209
Real estate, mortgage		4,150		343		5,580		10,073	131,333	141,406
Commercial and industrial		92		58		218		368	30,258	30,626
Other		50		12				62	6,453	6,515

Total		$4,595		$482		$5,812		$10,889	$258,060	$268,949	$

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

An analysis of the loan portfolio by loan grade, segregated by class of loans, as of December 31, 2020 and 2019 is as follows (in thousands):

	Loans With A Grade Of:
	A, B or C	S		D		E		F	Total
December 31, 2020:
Gaming	$15,938	$			$2,827	$		$	$18,765

Hotel/motel	45,499								45,499

Real estate, construction	26,098				61		450		26,609

Real estate, mortgage	129,825		7,977		3,741		2,733		144,276

Commercial and industrial	31,810		5,525		45		49		37,429

Other	5,822				21				5,843

Total	$254,992		$13,502		$6,695		$3,232	$	$278,421

December 31, 2019:
Gaming	$19,899	$		$		$		$	$19,899

Hotel/motel	47,294								47,294

Real estate, construction	22,611				83		515		23,209

Real estate, mortgage	123,841		5,338		3,608		8,619		141,406

Commercial and industrial	21,609		8,627		59		331		30,626

Other	6,501				12		2		6,515

Total	$241,755		$13,965		$3,762		$9,467	$	$268,949

A loan may be impaired but not on nonaccrual status when the loan is well secured and in the process of collection. Total loans on nonaccrual as of December 31, 2020 and 2019 are as follows (in thousands):

December 31,	2020	2019

Real estate, construction	$346	$515

Real estate, mortgage	2,656	8,495

Commercial and industrial	25	256

Total	$3,027	$9,266

The CARES Act also addressed COVID-19-related loan modifications and specified that such modifications executed between March 1, 2020 and the earlier of (i) 60 days after the date of the termination of the national emergency declared by the President and (ii) December 31, 2020, on loans that were current as of December 31, 2019, are not TDR’s. Additionally, under guidance from the federal banking agencies encouraging financial institutions to work prudently with borrowers, other short-term modifications made on a good faith basis in response to COVID-19 to borrowers that were current prior to any relief are not TDRs. During 2020, the Company modified 249 loans with a total balance of $95,010,325 for certain customers by extending payments for 90 days or granting interest only payments for 3 – 6 months as a result of the impact of COVID-19. Accordingly, such loans were not classified as troubled debt restructurings. As of December 31, 2020, the extension period for 187 of these loans with a total balance of $79,452,615 had expired with those customers resuming their regular payment schedule. Loans whose modifications had not expired as of December 31, 2020, had a balance of $26,214. As of December 31, 2020, the Company renewed the modification for 3 loans with a balance of $2,820,623.

Prior to 2019, certain loans were modified by granting interest rate concessions to these customers with such loans being classified as troubled debt restructurings. During 2020 and 2019 the Company did not restructure any additional loans. Specific reserves of $50,000 and $63,106 have been allocated to troubled debt restructurings as of December 31, 2020 and 2019, respectively. The Bank had no commitments to lend additional amounts to customers with outstanding loans classified as troubled debt restructurings as of December 31, 2020 and 2019.

Impaired loans, which include loans classified as nonaccrual and troubled debt restructurings, segregated by class of loans, as of December 31, 2020 and 2019 were as follows (in thousands):

	Unpaid Principal Balance	Recorded Investment	Related Allowance		Average Recorded Investment	Interest Income Recognized
December 31, 2020:
With no related allowance recorded:
Real estate, construction	$304	$239	$		$246	$11
Real estate, mortgage	3,112	3,112			3,496	39

Total	3,416	3,351			3,742	50

With a related allowance recorded:
Real estate, construction	211	211		20	214
Real estate, mortgage	253	253		76	250	6
Commercial and industrial	25	25		4	31

Total	489	489		100	495	6

Total by class of loans:
Real estate, construction	515	450		20	460	11
Real estate, mortgage	3,365	3,365		76	3,746	45
Commercial and industrial	25	25		4	31

Total	$3,905	$3,840		$100	$4,237	$56

	Unpaid Principal Balance	Recorded Investment	Related Allowance		Average Recorded Investment	Interest Income Recognized
December 31, 2019:
With no related allowance recorded:
Real estate, construction	$292	$292	$		$312	$
Real estate, mortgage	8,906	8,906			9,075		29
Commercial and industrial	217	217			217

Total	9,415	9,415			9,604		29

With a related allowance recorded:
Real estate, construction	223	223		20	230
Real estate, mortgage	624	624		98	614		27
Commercial and industrial	39	39		4	41

Total	886	886		122	885		27

Total by class of loans:
Real estate, construction	515	515		20	542
Real estate, mortgage	9,530	9,530		98	9,689		56
Commercial and industrial	256	256		4	258

Total	$10,301	$10,301		$122	$10,489		$56

Transactions in the allowance for loan losses for the years ended December 31, 2020, 2019 and 2018, and the balances of loans, individually and collectively evaluated for impairment, as of December 31, 2020, 2019 and 2018 are as follows (in thousands):

	Gaming		Hotel/Motel		Real Estate, Construction	Real Estate, Mortgage	Commercial and Industrial	Other		Total
December 31, 2020:
Allowance for Loan Losses:
Beginning Balance		$223		$779	$102	$2,454	$553		$96	$4,207
Charge-offs					(17)	(5,472)	(261)		(227)	(5,977)
Recoveries					15		34		145	194
Provision		(37)		(25)	11	5,867	91		95	6,002
Ending Balance		$186		$754	$111	$2,849	$417		$109	$4,426

Allowance for Loan Losses:
Ending balance: individually evaluated for impairment	$		$		$20	$200	$40	$		$260
Ending balance: collectively evaluated for impairment		$186		$754	$91	$2,649	$377		$109	$4,166

Total Loans:
Ending balance: individually evaluated for impairment		$2,827	$		$511	$6,474	$94		$21	$9,927
Ending balance: collectively evaluated for impairment		$15,938		$45,499	$26,098	$137,802	$37,335		$5,822	$268,494

	Gaming		Hotel/Motel		Real Estate, Construction	Real Estate, Mortgage	Commercial and Industrial	Other	Total
December 31, 2019:
Allowance for Loan Losses:
Beginning Balance		$416		$1,442	$429	$2,444	$476	$133	$5,340
Charge-offs					(404)	(63)	(591)	(270)	(1,328)
Recoveries					25	4	55	111	195
Provision		(193)		(663)	52	69	613	122
Ending Balance		$223		$779	$102	$2,454	$553	$96	$4,207

Allowance for Loan Losses:
Ending balance: individually evaluated for impairment	$		$		$20	$180	$57	$4	$261
Ending balance: collectively evaluated for impairment		$223		$779	$82	$2,274	$496	$92	$3,946

Total Loans:
Ending balance: individually evaluated for impairment	$		$		$597	$12,228	$390	$15	$13,230
Ending balance: collectively evaluated for impairment		$19,899		$47,294	$22,612	$129,178	$30,236	$6,500	$255,719

	Gaming		Hotel/Motel		Real Estate, Construction	Real Estate, Mortgage	Commercial and Industrial	Other	Total
December 31, 2018:
Allowance for Loan Losses:
Beginning Balance		$536		$936	$242	$3,369	$892	$178	$6,153
Charge-offs						(715)	(372)	(323)	(1,410)
Recoveries					17	188	112	158	475
Provision		(120)		506	170	(398)	(156)	120	122
Ending Balance		$416		$1,442	$429	$2,444	$476	$133	$5,340

Allowance for Loan Losses:
Ending balance: individually evaluated for impairment	$		$		$283	$322	$120	$3	$728
Ending balance: collectively evaluated for impairment		$416		$1,442	$146	$2,122	$356	$130	$4,612

Total Loans:
Ending balance: individually evaluated for impairment		$4,687	$		$1,667	$18,122	$2,170	$24	$26,670
Ending balance: collectively evaluated for impairment		$21,080		$44,112	$27,096	$122,149	$25,335	$6,904	$246,676

In February 2021, the Company received a recovery of $4,510,359 of a previously charged-off loan that was reported in the Real Estate, Mortgage segment.

NOTE D - BANK PREMISES AND EQUIPMENT:

Bank premises and equipment are shown as follows (in thousands):

December 31,	Estimated Useful Lives (in years)	2020	2019

Land		$5,554	$5,783
Building	5 - 40	30,791	30,688
Furniture, fixtures and equipment	3 - 10	17,117	17,283
Totals, at cost		53,462	53,754
Less: Accumulated depreciation		37,783	36,333
Totals		$15,679	$17,421

NOTE E – OTHER REAL ESTATE:

The Company’s other real estate consisted of the following as of December 31, 2020 and 2019, respectively (in thousands except number of properties):

December 31,	2020		2019
	Number of		Number of
	Properties	Balance	Properties	Balance
Construction, land development and other land	9	$2,303	12	$4,828
1 - 4 family residential properties	1	49	3	370
Nonfarm nonresidential	2	770	4	1,902
Other	1	353	1	353
Total	13	$3,475	20	$7,453

NOTE F - DEPOSITS:

At December 31, 2020, the scheduled maturities of time deposits are as follows (in thousands):

2021	$42,642
2022	14,380
2023	2,025
2024	1,210
2025	807

Total	$61,064

Time deposits of $250,000 or more totaled approximately $20,564,000 and $46,618,000 at December 31, 2020 and 2019, respectively.

Deposits held for related parties amounted to $4,396,827 and $2,259,360 at December 31, 2020 and 2019, respectively.

Overdrafts totaling $470,700 and $422,304 were reclassified as loans at December 31, 2020 and 2019, respectively.

NOTE G – FEDERAL FUNDS PURCHASED:

At December 31, 2020, the Company had facilities in place to purchase federal funds up to $40,000,000 under established credit arrangements.

NOTE H - BORROWINGS:

At December 31, 2020, the Company was able to borrow up to $13,304,762 from the Federal Reserve Bank Discount Window Primary Credit Program. The borrowing limit is based on the amount of collateral pledged, with certain loans from the Bank’s portfolio serving as collateral. Borrowings bear interest at the primary credit rate, which is established periodically by the Federal Reserve Board, and have a maturity of one day. The primary credit rate was .25% at December 31, 2020. There was no outstanding balance at December 31, 2020.

At December 31, 2020, the Company had $968,822 outstanding in advances under a $39,410,180 line of credit with the FHLB. New advances may subsequently be obtained based on the liquidity needs of the bank subsidiary. The remaining balance consists of smaller advances bearing interest from 2.604% to 7.00% with maturity dates from 2030 – 2040. The advances are collateralized by specific loans, for which certain documents are held in custody by the FHLB, and, if needed, specific investment securities that are held in safekeeping at the FHLB.

At December 31, 2020, the Company had a $500,000 unsecured revolving line of credit with First National Bankers Bank. The line has a term of one year and bears interest at Wall Street prime rate with interest due monthly. There was no outstanding balance at December 31, 2020.

NOTE I - INCOME TAXES:

Deferred taxes (or deferred charges) as of December 31, 2020 and 2019, included in other assets, were as follows (in thousands):

December 31,	2020		2019

Deferred tax assets:
Allowance for loan losses		$930		$883
Employee benefit plans' liabilities		3,223		3,189
Loss on credit impairment of securities		356		356
Earned retiree health benefits plan liability		1,048		1,049
General business and AMT credits		1,707		1,707
Tax net operating loss carryforward		2,558		2,048
Other		854		863
Valuation allowance		(7,209)		(7,099)
Deferred tax assets		3,467		2,996
Deferred tax liabilities:
Unrealized gain on available for sale securities, charged from equity		1,116		342
Unearned retiree health benefits plan asset		305		381
Bank premises and equipment		1,797		2,047
Other		249		226
Deferred tax liabilities		3,467		2,996
Net deferred taxes	$		$

Income taxes consist of the following components (in thousands):

Years Ended December 31,	2020		2019		2018

Current	$		$		$(36)
Deferred:
Federal		(809)		166	(425)
Change in valuation allowance		809		(166)	425
Total deferred
Totals	$		$		$(36)

Income taxes amounted to less than the amounts computed by applying the U.S. Federal income tax rate of 21.0% for 2020, 2019 and 2018 income before income taxes. The reasons for these differences are shown below (in thousands):

	2020			2019			2018
	Tax		Rate	Tax		Rate	Tax	Rate
Taxes computed at statutory rate		$(578)	(21)		$321	21	$125	21
Increase (decrease) resulting from:
Tax-exempt interest income		(127)	(5)		(172)	(11)	(206)	(35)
Income from BOLI		(148)	(5)		(92)	(6)	(96)	(16)
Federal tax credits					(20)	(1)	(298)	(50)
Other		44	2		129	8	50	8
Realization of AMT credit							(36)	(6)
Other changes in valuation allowance		809	29		(166)	(11)	425	72

Total income tax (benefit) expense	$			$			$(36)	(6)

During 2020 and 2019, the Company recorded no income tax benefit or expense. During 2018, the Company recorded an income tax benefit of $36,000. On December 22, 2017, the President signed into law The Tax Cuts and Jobs Act (the “Act”). In addition to reducing U.S. corporate income tax rates from 34% to 21%, the Act repealed the alternative minimum tax (“AMT”) regime for tax years beginning after December 31, 2017. For tax years beginning in 2018, 2019 and 2020, the AMT credit carryforward can be utilized to offset regular tax with any remaining AMT carryforwards eligible for a refund of 50%. Any remaining AMT credit carryforwards will become fully refundable beginning in the 2021 tax year. As a result, during 2018, the Company reclassified the AMT credit carryforward to a tax receivable resulting in a deferred tax benefit of $36,000.

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

The Company intends to maintain this valuation allowance until it determines it is more likely than not that the asset can be realized through current and future taxable income. If not utilized, the Company’s federal net operating loss of $12,091,000 will begin to expire in 2035.

The Company has reviewed its income tax positions and specifically considered the recognition and measurement requirements of the benefits recorded in its financial statements for tax positions taken or expected to be taken in its tax returns. The Company currently has no unrecognized tax benefits that, if recognized, would favorably affect the income tax rate in future periods.

NOTE J - SHAREHOLDERS' EQUITY:

Shareholders’ equity of the Company includes the undistributed earnings of the bank subsidiary. Dividends to the Company’s shareholders can generally be paid only from dividends paid to the Company by its bank subsidiary. Consequently, dividends are dependent upon the earnings, capital needs, regulatory policies and statutory limitations affecting the bank subsidiary. Dividends paid by the bank subsidiary are subject to the written approval of the Commissioner of Banking and Consumer Finance of the State of Mississippi and the Federal Deposit Insurance Corporation (the “FDIC”). At December 31, 2020, $10,815,059 of undistributed earnings of the bank subsidiary included in consolidated surplus and retained earnings was available for future distribution to the Company as dividends with regulatory approval. Dividends paid by the Company are subject to the written approval of the Federal Reserve Bank (“FRB”).

On November 8, 2019, the Board approved the repurchase of up to 65,000 of the outstanding shares of the Company’s common stock. As a result of this repurchase plan, 64,629 shares have been repurchased for approximately $735,000 and retired through December 31, 2020.

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

On April 22, 2020, the Board declared a dividend of $.02 per share payable May 8, 2020 to shareholders of record as of May 4, 2020.

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

As of December 31, 2020, the most recent notification from the FDIC categorized the bank subsidiary as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the bank subsidiary must have a Total risk-based capital ratio of 10.00% or greater, a Common equity tier 1 capital ratio of 6.50% or greater, a Tier 1 risk-based capital ratio of 8.00% or greater and a Leverage capital ratio of 5.00% or greater. As of January 1, 2019, the Company must have a capital conservation buffer above these requirements of 2.50%. There are no conditions or events since that notification that Management believes have changed the bank subsidiary’s category.

The Company’s actual capital amounts and ratios and required minimum capital amounts and ratios for 2020 and 2019, are as follows (in thousands):

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
December 31, 2020:
Total Capital (to Risk Weighted Assets)	$93,268	23.00%	$32,442	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	88,842	21.91%	18,249	4.50%
Tier 1 Capital (to Risk Weighted Assets)	88,842	21.91%	24,331	6.00%
Tier 1 Capital (to Average Assets)	88,842	14.07%	25,255	4.00%

December 31, 2019:
Total Capital (to Risk Weighted Assets)	$96,632	26.22%	$29,487	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	92,425	25.08%	16,586	4.50%
Tier 1 Capital (to Risk Weighted Assets)	92,425	25.08%	22,115	6.00%
Tier 1 Capital (to Average Assets)	92,425	15.26%	24,230	4.00%

The bank subsidiary’s actual capital amounts and ratios and required minimum capital amounts and ratios and capital amounts and ratios to be well capitalized for 2020 and 2019, are as follows (in thousands):

			For Capital		To Be Well
	Actual		Adequacy Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2020:
Total Capital (to Risk Weighted Assets)	$90,559	22.87%	$31,683	8.00%	$39,603	10.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	86,133	21.75%	17,821	4.50%	25,742	6.50%
Tier 1 Capital (to Risk Weighted Assets)	86,133	21.75%	23,762	6.00%	31,683	8.00%
Tier 1 Capital (to Average Assets)	86,133	12.53%	27,504	4.00%	34,380	5.00%

December 31, 2019:
Total Capital (to Risk Weighted Assets)	$93,228	25.48%	$29,274	8.00%	$36,592	10.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	89,021	24.33%	16,466	4.50%	23,785	6.50%
Tier 1 Capital (to Risk Weighted Assets)	89,021	24.33%	21,955	6.00%	29,274	8.00%
Tier 1 Capital (to Average Assets)	89,021	14.72%	24,198	4.00%	30,248	5.00%

NOTE K - OTHER INCOME AND EXPENSES:

Other income consisted of the following (in thousands):

Years Ended December 31,	2020	2019	2018

Other service charges, commissions and fees	$80	$91	$93
Rentals	369	329	246
Other	94	112	121
Totals	$543	$532	$460

Other expenses consisted of the following (in thousands):

Years Ended December 31,	2020	2019	2018

Advertising	$350	$529	$557
Data processing	1,226	1,356	1,355
FDIC and state banking assessments	359	374	248
Legal and accounting	532	714	449
Other real estate	1,044	553	1,254
ATM expense	917	697	585
Trust expense	338	368	304
Other	1,542	1,975	1,973
Totals	$6,308	$6,566	$6,725

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

At December 31, 2020 and 2019, the Company had outstanding irrevocable letters of credit aggregating $141,000 and $89,097, respectively. At December 31, 2020 and 2019, the Company had outstanding unused loan commitments aggregating $37,738,829 and $28,596,286, respectively. Approximately $22,290,172 and $15,082,587 of outstanding commitments were at fixed rates and the remainder were at variable rates at December 31, 2020 and 2019, respectively.

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

CONDENSED BALANCE SHEETS (IN THOUSANDS):

December 31,	2020		2019

Assets
Investments in subsidiaries, at underlying equity:
Bank subsidiary		$92,157		$91,718
Nonbank subsidiary		1		1

Cash in bank subsidiary		92		740

Other assets		2,616		2,664

Total assets		$94,866		$95,123

Liabilities and Shareholders' Equity:
Other liabilities	$		$

Total liabilities

Shareholders' equity		94,866		95,123

Total liabilities and shareholders' equity		$94,866		$95,123

CONDENSED STATEMENTS OF OPERATIONS (IN THOUSANDS):

Years Ended December 31,	2020	2019	2018

Income
Distributed income of bank subsidiary	$250	$700	$901
Undistributed income (loss) of bank subsidiary	(2,888)	1,240	112
Other income (loss)	(46)	(164)	(252)

Total income	(2,684)	1,776	761

Expenses
Other	67	97	132

Total expenses	67	97	132

Income (loss) before income taxes	(2,751)	1,679	629

Income tax

Net income (loss)	$(2,751)	$1,679	$629

CONDENSED STATEMENTS OF CASH FLOWS (IN THOUSANDS):

Years Ended December 31,	2020	2019	2018

Cash flows from operating activities:
Net income (loss)	$(2,751)	$1,679	$629
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss from other investments	50	166	274
Undistributed income (loss) of subsidiaries	2,888	(1,240)	(112)
Gain from sale of securities			(17)
Other assets	(2)

Net cash provided by operating activities	185	605	774

Cash flows from investing activities:
Redemption of equity securities			125

Net cash provided by investing activities			125

Cash flows from financing activities:
Retirement of common stock	(735)		(1,907)
Dividends paid	(98)	(148)	(101)

Net cash used in financing activities	(833)	(148)	(2,008)

Net increase (decrease) in cash	(648)	457	(1,109)
Cash, beginning of year	740	283	1,392

Cash, end of year	$92	$740	$283

NOTE O - EMPLOYEE AND DIRECTOR BENEFIT PLANS:

The Company sponsors the Peoples Financial Corporation Employee Stock Ownership Plan (“ESOP”). Employees who are in a position requiring at least 1,000 hours of service during a plan year and who are 21 years of age are eligible to participate in the ESOP. The Plan included 401(k) provisions and the former Gulf National Bank Profit Sharing Plan. Effective January 1, 2001, the ESOP was amended to separate the 401(k) funds into the Peoples Financial Corporation 401(k) Profit Sharing Plan. The separation had no impact on the eligibility or benefits provided to participants of either plan. The 401(k) provides for a matching contribution of 75% of the amounts contributed by the employee (up to 6% of compensation). Contributions are determined by the Board of Directors and may be paid either in cash or Peoples Financial Corporation common stock. Total contributions to the plans charged to operating expense were $260,000 for each of 2020, 2019 and 2018.

The ESOP was frozen to further contributions and eligibility effective January 1, 2019. Compensation expense of $7,285,390 was the basis for determining the ESOP contribution allocation to participants for 2018. The ESOP held 223,976, 237,923 and 247,627 allocated shares at December 31, 2020, 2019 and 2018, respectively.

The Company established an Executive Supplemental Income Plan and a Directors' Deferred Income Plan, which provide for pre-retirement and post-retirement benefits to certain key executives and directors. Benefits under the Executive Supplemental Income Plan are based upon the position and salary of the officer at retirement or death. Normal retirement benefits under the plan are equal to 67% of salary for the president and chief executive officer, 58% of salary for the executive vice president and 50% of salary for all other executive officers and are payable monthly over a period of fifteen years. Under the Directors’ Deferred Income Plan, the directors are given an opportunity to defer receipt of their annual directors’ fees until retirement from the board. For those who choose to participate, benefits are payable monthly for ten years beginning the first day of the month following the director’s normal retirement date. The normal retirement date is the later of the normal retirement age (65) or separation of service. Interest on deferred fees accrues at an annual rate of ten percent, compounded annually. The Company has acquired insurance policies, with the bank subsidiary as owner and beneficiary, which it may use as a source to pay potential benefits to the plan participants. These contracts are carried at their cash surrender value, which amounted to $17,145,869 and $17,024,779 at December 31, 2020 and 2019, respectively. The present value of accumulated benefits under these plans, using an interest rate of 4.00% and the interest ramp-up method has been accrued. The accrual amounted to $13,416,820 and $13,229,501 at December 31, 2020 and 2019, respectively, and is included in Employee and director benefit plans liabilities.

The Company also has additional plans for post-retirement benefits for certain key executives. The Company has acquired insurance policies, with the bank subsidiary as owner and beneficiary, which it may use as a source to pay potential benefits to the plan participants. These contracts are carried at their cash surrender value, which amounted to $1,976,912 and $1,850,592 at December 31, 2020 and 2019, respectively. The present value of accumulated benefits under these plans using an interest rate of 4.00% and the projected unit cost method has been accrued. The accrual amounted to $1,594,591 and $1,622,840 at December 31, 2020 and 2019, respectively, and is included in Employee and director benefit plans liabilities.

Additionally, there are two endorsement split dollar policies, with the bank subsidiary as owner and beneficiary, which provide a guaranteed death benefit to the participants’ beneficiaries. These contracts are carried at their cash surrender value, which amounted to $318,861 and $311,088 at December 31, 2020 and 2019, respectively. The present value of accumulated benefits under these plans using an interest rate of 4.00% and the projected unit cost method has been accrued. The accrual amounted to $105,358 and $101,613 at December 31, 2020 and 2019, respectively, and is included in Employee and director benefit plans liabilities.

The Company has additional plans for post-retirement benefits for directors. The Company has acquired insurance policies, with the bank subsidiary as owner and beneficiary, which it may use as a source to pay potential benefits to the plan participants. These contracts are carried at their cash surrender value, which amounted to $167,262 and $194,270 at December 31, 2020 and 2019, respectively. The present value of accumulated benefits under these plans using an interest rate of 4.00% and the projected unit cost method has been accrued. The accrual amounted to $230,337 and $229,392 at December 31, 2020 and 2019, respectively, and is included in Employee and director benefit plans liabilities.

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

The net postretirement benefit cost (income) was as follows (in thousands):

For the Year Ended December 31,	2020	2019

Net Postretirement Benefit Cost/(Income)	$61	$(15)

The accumulated postretirement benefit obligation and the balance in accumulated other comprehensive income was as follows (in thousands):

December 31,	2020	2019

Accumulated Postretirement Benefit Obligation	$3,625	$3,182
Fair Value of Plan Assets
Funded Status	$3,625	$3,182

Balance in Accumulated Other Comprehensive Income	$1,453	$1,813

Amounts recognized in Accumulated Other Comprehensive Income were as follows (in thousands):

For the Year Ended December 31,	2020	2019

Net Gain	$754	$1,033
Prior Service Credit	699	780
Total	$1,453	$1,813

The amount of accumulated other comprehensive income expected to be recognized in 2021 (in thousands):

For the Year Ended December 31,	2020

Amortization of Net Gain	$(46)
Amortization of Prior Service Credit	(81)
Total	$(127)

The following is a summary of the actuarial assumptions used to determine the accumulated postretirement benefit obligation:

December 31,	2020	2019
Equivalent APBO Single Discount Rate	2.50%	3.20%
Rate of Increase in Future Compensation Levels	N/A	N/A
Current Pre 65 Health Care Trend Rate	5.75%	6.00%
Current Post 64 Health Care Trend Rate	5.75%	6.00%
Ultimate Health Care Trend Rate	4.50%	4.50%
Year Ultimate Trend Rate Reached	2026	2026

The following is a summary of the assumptions used to determine the net postretirement benefit cost:

January 1,	2020	2019
Equivalent APBO Single Discount Rate	3.20%	4.30%
Rate of Increase in Future Compensation Levels	N/A	N/A
Current Pre 65 Health Care Trend Rate	6.00%	6.25%
Current Post 64 Health Care Trend Rate	6.00%	6.25%
Ultimate Health Care Trend Rate	4.50%	4.50%
Year Ultimate Trend Rate Reached	2026	2026

The following is a reconciliation of the accumulated postretirement benefit obligation, which is included in Employee and director benefit plans liabilities (in thousands):

	Accumulated
	Postretirement
	Benefit	Fair Value of	Funded
Reconciliation of Funded Status	Obligation	Plan Assets	Status
December 31, 2019:	$(3,182)	$	$(3,182)
Service cost	(116)		(116)
Interest cost	(101)		(101)
Losses	(203)		(203)
Benefits paid	36	(36)
Participant contributions	(59)	59
Employer Contributions		(23)	(23)
December 31, 2020	$(3,625)	$	$(3,625)

The following is a reconciliation of the accumulated other comprehensive income (in thousands):

			Accumulated Other
	Net	Prior Service	Comprehensive
	Gain/Loss	Cost/(Credit)	Income
December 31, 2019:	$(1,032)	$(780)	$(1,812)
Amortization payment	75	81	156
Liability (Gain)/Loss	203		203
December 31, 2020	$(754)	$(699)	$(1,453)

The following is a reconciliation of the Accrued Postretirement Cost (in thousands):

Accrued Postretirement Cost at December 31, 2019	$(4,995)
Employer Contributions	(23)
Total Net Postretirement Benefit cost	(61)
Accrued Postretirement Cost at December 31, 2020	$(5,079)

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

The balances of available for sale securities, which are the only assets measured at fair value on a recurring basis, by level within the fair value hierarchy and by investment type, as of December 31, 2020 and 2019, were as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
December 31, 2020:
U.S. Treasuries	$20,124	$	$20,124	$
U.S. Government agencies	2,583		2,583
Mortgage-backed securities	72,676		72,676
Collateralized mortgage obligations	45,437		45,437
States and political subdivisions	39,310		39,310
Total	$180,130	$	$180,130	$

December 31, 2019:
U.S. Treasuries	$55,653	$	$55,653	$
U.S. Government agencies	12,570		12,570
Mortgage-backed securities	106,153		106,153
Collateralized mortgage obligations	15,488		15,488
States and political subdivisions	6,447		6,447
Total	$196,311	$	$196,311	$

Impaired loans, which are measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of December 31, 2020 and 2019 were as follows (in thousands):

		Fair Value Measurements Using
December 31:	Total	Level 1	Level 2	Level 3
2020	$493	$	$	$493
2019	764			764

Other real estate, which is measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of December 31, 2019 and 2018 are as follows (in thousands):

		Fair Value Measurements Using
December 31:	Total	Level 1	Level 2	Level 3
2020	$3,475	$	$	$3,475
2019	7,453			7,453

The following table presents a summary of changes in the fair value of other real estate which is measured using Level 3 inputs (in thousands):

	2020	2019
Balance, beginning of year	$7,453	$8,943

Loans transferred to ORE	753	1,707

Sales	(4,070)	(2,755)

Write-downs	(661)	(442)

Balance, end of year	$3,475	$7,453

The carrying value and estimated fair value of financial instruments, by level within the fair value hierarchy, at December 31, 2020 and 2019 are as follows (in thousands):

	Carrying	Fair Value Measurements Using
	Amount	Level 1	Level 2		Level 3		Total
December 31, 2020:
Financial Assets:
Cash and due from banks	$91,542	$91,542	$		$		$91,542
Available for sale securities	180,130			180,130			180,130
Held to maturity securities	75,688			78,474			78,474
Other investments	2,593	2,593					2,593
Federal Home Loan Bank stock	2,149			2,149			2,149
Loans, net	273,995					278,898	278,898
Other real estate	3,475					3,475	3,475
Cash surrender value of life insurance	19,609			19,609			19,609
Financial Liabilities:
Deposits:
Non-interest bearing	170,269	170,269					170,269
Interest bearing	380,229					380,733	380,733
Borrowings from Federal Home Loan
Bank	969			1,316			1,316

	Carrying	Fair Value Measurements Using
	Amount	Level 1	Level 2		Level 3		Total
December 31, 2019:
Financial Assets:
Cash and due from banks	$29,424	$29,424	$		$		$29,424
Available for sale securities	196,311			196,311			196,311
Held to maturity securities	52,231			53,130			53,130
Other investments	2,643	2,643					2,643
Federal Home Loan Bank stock	2,129			2,129			2,129
Loans, net	264,742					261,710	261,710
Other real estate	7,453					7,453	7,453
Cash surrender value of life insurance	19,381			19,381			19,381
Financial Liabilities:
Deposits:
Non-interest bearing	122,592	122,592					122,592
Interest bearing	353,551					354,141	354,141
Borrowings from Federal Home Loan
Bank	3,526			3,730			3,730

NOTE Q - SUBSEQUENT EVENT:

On March 24, 2021, the Board declared a dividend of $.10 per share payable April 8, 2021 to shareholders of record on April 5, 2021.

235 Peachtree Street, NE Suite 1800 Atlanta, GA 30303	404 588 4200 wipfli.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Shareholders and Board of Directors

Peoples Financial Corporation

Biloxi, Mississippi

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of condition of Peoples Financial Corporation and subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for the years then ended, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Estimate of allowance for loan losses – reserves related to loans collectively evaluated for impairment

As described in Notes A and C to the financial statements, the Company’s allowance for loan losses (“ALL”) totaled $4,166,000 relating to loans collectively evaluated for impairment (general reserve). The Company estimated the general reserve using the historical loss method which utilizes historical loss rates of pools of loans with similar risk characteristics applied to the respective loan pool balances. These amounts are then adjusted for certain qualitative factors related to current economic and general conditions currently observed by management.

We identified the estimate of the general reserve portion of the ALL as a critical audit matter because auditing this portion of the ALL required significant auditor judgment and involved significant estimation uncertainty requiring industry knowledge and experience.

The primary audit procedures we performed to address this critical audit matter included:

• We tested the completeness and accuracy of the data used by management to calculate historical loss rates.

• We tested the completeness and accuracy of the data used by management in determining qualitative factor adjustments, including the reasonable and supportable factors, by agreeing them to internal and external information.

• We analyzed the qualitative factors in comparison to historical periods to evaluate the directional consistency in relation to the Bank’s loan portfolio and local economy.

/s/ Wipfli LLP

We have served as the Company’s auditor since 2006.

Atlanta, Georgia

March 29, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Peoples Financial Corporation

Biloxi, Mississippi

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations, comprehensive income (loss), and cash flows for the year ended December 31, 2018 and the related notes to the financial statements (collectively, the financial statements) of Peoples Financial Corporation and subsidiaries (the Company). In our opinion, the financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Atlanta, Georgia

March 13, 2019

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Porter Keadle Moore, LLC, (“PKM”) of Atlanta, Georgia, served as the independent registered public accounting firm for the Company from 2006 until October 1, 2019, at which time the firm combined its practice (“the Practice Combination”) with Wipfli LLP (“Wipfli”). As a result of the Practice Combination, PKM effectively resigned as the Company’s independent registered public accounting firm and Wipfli, as the successor to PKM following the Practice Combination, was engaged as the Company’s independent registered public accounting firm. The Company’s Board of Directors was notified of the Practice Combination and the effective resignation of PKM and approved the retention of Wipfli. The effective resignation of PKM was the result of the Practice Combination and not the result of any disagreements with PKM. The Board of Directors has appointed Wipfli LLP as auditors for the fiscal year ending December 31, 2021.

The Company has been advised that neither Wipfli nor any of its partners has any direct or any material indirect financial interest in the securities of the Company or any of its subsidiaries, except as auditors and consultants on accounting procedures.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2020, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the period ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13(a) - 15(f) and 15(d) – 15(f) of the Securities Exchange Act of 1934. In meeting its responsibility, management relies on its accounting and other related control systems. The internal control systems are designed to ensure that transactions are properly authorized and recorded in the Company’s financial records and to safeguard the Company’s assets from material loss or misappropriation.

Management of the Company, including its Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of internal control over financial reporting as of December 31, 2020, using the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our assessment included a review of the documentation of controls, evaluations of the design of the internal control system and tests of operating effectiveness of the internal controls. Based on the assessment, management has concluded that the Company had effective internal control over financial reporting as of December 31, 2020.

Chevis C. Swetman	Lauri A. Wood
Chairman, President and Chief Executive Officer	Chief Financial Officer
March 29, 2021	March 29, 2021

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as provided below, the information required by this item will be contained in Sections II, III, VIII and IX of our definitive proxy statement to be filed on April 14, 2021, relating to our 2021 Annual Meeting of stockholders to be held May 19, 2021, and is incorporated herein by reference.

The Company’s Board of Directors has adopted a Code of Conduct that applies to not only the Chief Executive Officer and the Chief Financial Officer, but also all of the officers, directors and employees of the Company and its subsidiaries. A copy of this Code of Conduct can be found at the Company’s internet website at www.thepeoples.com. The Company intends to disclose any amendments to its Code of Conduct, and any waiver from a provision of the Code of Conduct granted to the Company’s Chief Executive Officer or Chief Financial Officer on the Company’s internet website within four business days following such amendment or waiver. The information contained on or connected to the Company’s internet website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report that the Company may file with or furnish to the SEC.

ITEM 11 - EXECUTIVE COMPENSATION

The information in Section VI contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held May 19, 2021 which will be filed by the Company in definitive form with the Commission on April 14, 2021, is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in Sections IV and V contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held May 19, 2021, which was filed by the Company in definitive form with the Commission on April 14, 2021, is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information in Sections III and VII contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held May 19, 2021, which will be filed by the Company in definitive form with the Commission on April 14, 2021, is incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

The information in Section XI contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held May 19, 2021, which will be filed by the Company in definitive form with the Commission on April 14, 2021, is incorporated herein by reference.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Index of Financial Statements:

See Item 8.

(a) 2. Index of Financial Statement Schedules:

All other schedules have been omitted as not applicable or not required or because the information has been included in the financial statements or applicable notes.

(a) 3. Index of Exhibits:

	Description	Incorporated by Reference to Registration or File Number	Form of Report	Date of Report	Exhibit Number in Report
(3.1)	Articles of Incorporation	001-12103	10-K	12/31/2020	3.1
(3.2)	Bylaws	001-12103	10-K	12/31/2020	3.2
(4.1)	Description of Common Stock	001-12103	10-K	12/31/2020	4.1
(10.1)	Description of Automobile Plan	0-30050	10-K	12/31/2003	10.1
(10.2)	Directors' Deferred Income Plan Agreements	0-30050	10-K	12/31/2003	10.2
(10.3)	Executive Supplemental Income Plan Agreement - Chevis C. Swetman	001-12103	10-Q	9/30/2007	10.2
(10.4)	Executive Supplemental Income Plan Agreement - A. Wes Fulmer	001-12103	10-Q	9/30/2007	10.3
(10.5)	Executive Supplemental Income Plan Agreement - Lauri A. Wood	001-12103	10-Q	9/30/2007	10.4
(10.6)	Split Dollar Agreements	0-30050	10-K	12/31/2003	10.4
(10.7)	Deferred Compensation Plan	001-12103	10-Q	9/30/2007	10.1
(10.8)	Description of Stock Incentive Plan	33-15595	10-K	12/31/2001	10.6
(10.9)	Description of Bonus Plan	001-12103	10-Q	9/30/2010	10.1
(21)	Subsidiaries of the registrant (P)	33-15595	10-K	12/31/1988	22
(23.1)	Consent of Independent Registered Public Accounting Firm - Wipfli LLP*
(23.2)	Consent of Independent Registered Public Accounting Firm – Porter Keadle Moore, LLC*
(31.1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 *
(31.2)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 *
(32.1)	Certification of Principal Executive Officer Pursuant to 18 U.S.C. ss. 1350*
(32.2)	Certification of Principal Financial Officer Pursuant to 18 U.S.C. ss. 1350*
(101)	The following materials from the Company’s 2020 Annual Report to Shareholders, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Condition at December 31, 2020 and 2019, (ii) Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2020, 2019 and 2018, (iv) Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2020 and 2019, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018 and (vi) Notes to the Consolidated Financial Statements for the year ended December 31, 2020, 2019 and 2018 *

* Filed Herewith.
(P) Paper filing.

ITEM 16 – FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL CORPORATION

(Registrant)

Date:	March 29, 2021

BY:	/s/ Chevis C. Swetman
Chevis C. Swetman, Chairman of the Board
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

BY:	/s/ Chevis C. Swetman
Date:	March 29, 2021

Chevis C. Swetman, Chairman, President and CEO

(principal executive officer)

By:	/s/ Ronald G. Barnes	By:	/s/ Padrick D. Dennis
Date:	March 29, 2021	Date:	March 29, 2021
	Ronald G. Barnes, Director		Padrick D. Dennis, Director

By:	/s/ Jeffrey H. O’Keefe	By:	/s/ George J. Sliman, III
Date:	March 29, 2021	Date:	March 29, 2021
	Jeffrey H. O’Keefe, Director		George J. Sliman, III, Director

		By:	/s/ Lauri A. Wood
		Date:	March 29, 2021
Lauri A. Wood, Chief Financial Officer
(principal financial and accounting officer)