Form 10-Q
period 2021-03-31
PEOPLES FINANCIAL CORP /MS/
filed 2021-05-12
CIK 770460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	001-12103

PEOPLES FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Mississippi	64-0709834
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Lameuse and Howard Avenues, Biloxi, Mississippi	39533
(Address of principal executive offices)	(Zip Code)

(228) 435-5511

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Trading
Title of each class	Symbol(s)	Name of each exchange on which registered
None	PFBX	None

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

Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date. Peoples Financial Corporation has only one class of common stock authorized. At April 30, 2021, there were 15,000,000 shares of $1 par value common stock authorized, with 4,878,557 shares issued and outstanding.

Part 1 – Financial Information

Item 1: Financial Statements

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition

(in thousands except share data)

	March 31, 2021	December 31, 2020
	(unaudited)	(audited)

Assets
Cash and due from banks	$105,115	$91,542

Available for sale securities	239,116	180,130

Held to maturity securities, fair value of $94,485 at March 31, 2021; $78,474 at December 31, 2020	93,221	75,688

Other investments	2,561	2,593

Federal Home Loan Bank Stock, at cost	2,151	2,149

Loans	272,273	278,421

Less: Allowance for loan losses	4,072	4,426

Loans, net	268,201	273,995

Bank premises and equipment, net of accumulated depreciation	15,561	15,679

Other real estate	3,143	3,475

Accrued interest receivable	2,422	2,100

Cash surrender value of life insurance	19,758	19,609

Other assets	1,026	1,066

Total assets	$752,275	$668,026

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition (continued)

(in thousands except share data)

	March 31, 2021	December 31, 2020
	(unaudited)	(audited)
Liabilities and Shareholders' Equity
Liabilities:

Deposits:

Demand, non-interest bearing	$196,957	$170,269

Savings and demand, interest bearing	372,335	319,165

Time, $100,000 or more	42,463	38,581

Other time deposits	22,004	22,483

Total deposits	633,759	550,498

Borrowings from Federal Home Loan Bank	932	969

Employee and director benefit plans liabilities	18,906	18,882

Other liabilities	4,218	2,811

Total liabilities	657,815	573,160

Shareholders' Equity:
Common stock, $1 par value, 15,000,000 shares authorized, 4,878,557 shares issued and outstanding at March 31, 2021 and December 31, 2020	4,879	4,879

Surplus	65,780	65,780

Undivided profits	22,177	18,335

Accumulated other comprehensive income	1,624	5,872

Total shareholders' equity	94,460	94,866

Total liabilities and shareholders' equity	$752,275	$668,026

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Income

(in thousands except per share data) (unaudited)

	Three Months Ended March 31,
	2021	2020
Interest income:

Interest and fees on loans	$3,254	$3,205

Interest and dividends on securities:

U.S. Treasuries	62	291

U.S. Government agencies	26	82

Mortgage-backed securities	451	749

Collateralized mortgage obligations	170	111

States and political subdivisions	780	413

Other investments	2	1

Interest on balances due from depository institutions	36	155

Total interest income	4,781	5,007

Interest expense:

Deposits	260	599

Borrowings from Federal Home Loan Bank	6	12

Total interest expense	266	611

Net interest income	4,515	4,396

Provision for (reduction of) allowance for loan losses	(4,853)	64

Net interest income after provision for (reduction of) allowance for loan losses	$9,368	$4,332

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Income (continued)

(in thousands except per share data) (unaudited)

	Three Months Ended March 31,
	2021	2020
Non-interest income:

Trust department income and fees	$437		$371

Service charges on deposit accounts	836		911

Gain on sales of available for sale securities			433

Increase in cash surrender value of life insurance	108		108

Other income	129		443

Total non-interest income	1,510		2,266

Non-interest expense:

Salaries and employee benefits	2,516		2,674

Net occupancy	461		487

Equipment rentals, depreciation and maintenance	781		794

FDIC and state banking assessments	109		98

Data processing	350		314

ATM expense	295		185

Other real estate expense	129		136

Loss from other investments	32		38

Other expense	1,875		749

Total non-interest expense	6,548		5,475

Net income	$4,330		$1,123

Basic and diluted earnings per share	$.89		$.23
Dividends declared per share	$.10	$

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands) (unaudited)

	Three Months Ended March 31,
	2021	2020

Net income	$4,330	$1,123

Other comprehensive income (loss):

Net unrealized gain (loss) on available for sale securities	(4,248)	4,310

Reclassification adjustment for realized gains on available for sale securities sold in current year		(433)

Total other comprehensive income (loss)	(4,248)	3,877

Total comprehensive income	$82	$5,000

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands except share data)

					Accumulated
	Number of				Other
	Common	Common		Undivided	Comprehensive
	Shares	Stock	Surplus	Profits	Income	Total

Balance, January 1, 2020	4,943,186	$4,943	$65,780	$21,855	$2,545	$95,123

Net income				1,123		1,123

Other comprehensive income					3,877	3,877

Stock retirement	(50,125)	(50)		(530)		(580)

Balance, March 31, 2020	4,893,061	$4,893	$65,780	$22,448	$6,422	$99,543

Balance, January 1, 2021	4,878,557	$4,879	$65,780	$18,335	$5,872	$94,866

Net income				4,330		4,330

Other comprehensive loss					(4,248)	(4,248)

Dividend declared ($ .10 per share)				(488)		(488)

Balance, March 31, 2021	4,878,557	$4,879	$65,780	$22,177	$1,624	$94,460

Note: Balances as of January 1, 2020 and 2021 were audited.

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands) (unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$4,330	$1,123

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	450	471

Provision for (reduction of) allowance for loan losses	(4,853)	64

Writedown of other real estate	58	98

Gain on sales of other real estate	(3)	(42)

Loss from other investments	32	38

Gain on liquidation and sales of securities		(433)

Gain from sale of bank premises and equipment		(318)

Amortization (accretion) of available for sale securities	88	(71)

Amortization of held to maturity securities	73	63

Change in accrued interest receivable	(322)	(358)

Increase in cash surrender value of life insurance	(108)	(108)

Change in other assets	41	238

Change in other liabilities	943	(141)
Net cash provided by operating activities	$729	$624

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(in thousands) (unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from investing activities:
Proceeds from maturities, sales or calls of available for securities	$9,591	$57,886

Purchases of available for sale securities	(72,913)	(96,853)

Proceeds from maturities of held to maturity securities	1,980	5,950

Purchases of held to maturity securities	(19,586)	(2,500)

Purchases of Federal Home Loan Bank stock	(2)

Proceeds from sales of other real estate	277	747

Proceeds from insurance on other real estate		77

Loans, net change	10,647	(2,059)

Acquisition of bank premises and equipment	(332)	(32)

Proceeds from sale of banking premises and equipment		547

Investment in cash surrender value of life insurance	(42)	(23)
Net cash used in investing activities	(70,380)	(36,260)
Cash flows from financing activities:
Demand and savings deposits, net change	79,858	60,662

Time deposits, net change	3,403	(10,980)

Borrowings from Federal Home Loan Bank	22	59,500

Repayments to Federal Home Loan Bank	(59)	(62,014)

Retirement of common stock		(580)

Net cash provided by financing activities	83,224	46,588
Net increase in cash and cash equivalents	13,573	10,952
Cash and cash equivalents, beginning of period	91,542	29,424
Cash and cash equivalents, end of period	$105,115	$40,376

See Notes to Consolidated Financial Statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the three Months Ended March 31, 2021 and 2020

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

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the financial position of the Company and its subsidiaries as of March 31, 2021 and the results of their operations and their cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2020 Annual Report and Form 10-K.

The results of operations for the quarter ended March 31, 2021, are not necessarily indicative of the results to be expected for the full year.

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

Summary of Significant Accounting Policies - The accounting and reporting policies of the Company conform to GAAP and general practices within the banking industry. There have been no material changes or developments in the application of principles or in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies as disclosed in our Form 10-K for the year ended December 31, 2020.

Accounting Standards Update – The Financial Accounting Standards Board issued several Accounting Standards Updates during the first quarter of 2021, none of which will impact the Company.

2. Earnings Per Share:

Per share data is based on the weighted average shares of common stock outstanding of 4,878,557 and 4,927,616 for the three months ended March 31, 2021 and 2020, respectively.

3. Statements of Cash Flows:

The Company has defined cash and cash equivalents as cash and due from banks. The Company paid $258,500 and $611,708 for the three months ended March 31, 2021 and 2020, respectively, for interest on deposits and borrowings. No income tax payments were made during the three months ended March 31, 2021 and 2020. No loans were transferred to other real estate during the three months ended March 31, 2021 and 2020.

4.	Investments:

The amortized cost and fair value of securities at March 31, 2021 and December 31, 2020, are as follows (in thousands):

		Gross	Gross
		Unrealized	Unrealized
March 31, 2021	Amortized Cost	Gains	Losses	Fair Value
Available for sale securities:

U.S. Treasuries	$29,916	$70	$	$29,986

U.S. Government agencies	2,500	64		2,564

Mortgage-backed securities	70,612	2,116	(282)	72,446

Collateralized mortgage obligations	72,010	1,136	(60)	73,086

States and political subdivisions	63,010	285	(2,261)	61,034

Total available for sale securities	$238,048	$3,671	$(2,603)	$239,116

Held to maturity securities:
States and political subdivisions	$93,221	$2,018	$(754)	$94,485

Total held to maturity securities	$93,221	$2,018	$(754)	$94,485

		Gross	Gross
		Unrealized	Unrealized
December 31, 2020	Amortized Cost	Gains	Losses	Fair Value
Available for sale securities:

U.S. Treasuries	$19,999	$125	$	$20,124

U.S. Government agencies	2,500	83		2,583

Mortgage-backed securities	69,485	3,237	(46)	72,676

Collateralized mortgage obligations	44,230	1,207		45,437

States and political subdivisions	38,600	751	(41)	39,310

Total available for sale securities	$174,814	$5,403	$(87)	$180,130

Held to maturity securities:
States and political subdivisions	$75,688	$2,809	$(23)	$78,474

Total held to maturity securities	$75,688	$2,809	$(23)	$78,474

The amortized cost and fair value of debt securities at March 31, 2021 (in thousands), by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale securities:
Due in one year or less	$20,245	$20,315
Due after one year through five years	5,776	5,784
Due after five years through ten years	42,099	42,934
Due after ten years	99,316	97,637
Mortgage-backed securities	70,612	72,446
Totals	$238,048	$239,116

Held to maturity securities:
Due in one year or less	$3,522	$3,532
Due after one year through five years	16,823	17,600
Due after five years through ten years	29,578	30,179
Due after ten years	43,298	43,174
Totals	$93,221	$94,485

Available for sale and held to maturity securities with gross unrealized losses at March 31, 2021 and December 31, 2020, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows (in thousands):

	Less Than Twelve Months		Over Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
March 31, 2021:
Mortgage-backed securities	$15,876	$265	$1,601	$17	$17,477	$282

Collateralized mortgage obligations	18,353	60			18,353	60

States and political subdivisions	84,106	3,006	376	9	84,482	3,015
TOTAL	$118,335	$3,331	$1,977	$26	$120,312	$3,357
December 31, 2020:
Mortgage-backed securities	$6,278	$30	$1,619	$16	$7,897	$46

States and political subdivisions	12,335	64			12,335	64
TOTAL	$18,613	$94	$1,619	$16	$20,232	$110

At March 31, 2021, 5 of the 46 mortgage-backed securities, 4 of the 18 collateralized mortgage obligations and 59 of the 166 securities issued by states and political subdivisions contained unrealized losses.

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

Proceeds from sales of available for sale debt securities were $22,360,747 for the three months ended March 31, 2020 for a realized gain of $432,779. There were no sales of available for sale debit securities for the three months ended March 31, 2021.

Securities with a fair value of $296,705,292 and $206,544,282 at March 31, 2021 and December 31, 2020, respectively, were pledged to secure public deposits, federal funds purchased and other balances required by law.

5. Loans:

The composition of the loan portfolio at March 31, 2021 and December 31, 2020, is as follows (in thousands):

	March 31, 2021	December 31, 2020

Gaming	$17,795	$18,765

Hotel/Motel	46,943	45,499

Real estate, construction	25,361	26,609

Real estate, mortgage	138,077	144,276

Commercial and industrial	35,019	37,429

Other	9,078	5,843

Total	$272,273	$278,421

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), a stimulus package intended to provide relief to businesses and consumers in the United States struggling as a result of COVID-19, was signed into law. A provision in the CARES Act included funding for the creation of the Paycheck Protection Program (“PPP”). PPP is intended to provide loans to small businesses to pay their employees, rent, mortgage interest and utilities. The Company worked with its customers to close 363 PPP loans for a total outstanding balance of $22,445,026 as of June 30, 2020. As of March 31, 2021, 127 loans with a balance of $8,693,897 were outstanding. Additional funds were provided in 2021 legislation for another round of PPP loans. Under this new round, as of March 31, 2021, 134 loans with a balance of $8,260,123 were outstanding. All PPP loans are reported in the commercial and industrial segment within the loan portfolio.

The age analysis of the loan portfolio, segregated by class of loans, as of March 31, 2021 and December 31, 2020, is as follows (in thousands):

											Loans Past
											Due Greater
	Number of Days Past Due										Than 90
					Greater		Total			Total	Days &
		30 - 59		60 - 89	Than 90		Past Due		Current	Loans	Still Accruing
March 31, 2021:
Gaming	$		$		$		$		$17,795	$17,795	$
Hotel/Motel									46,943	46,943
Real estate, construction		324						324	25,037	25,361
Real estate, mortgage		1,043		55		82		1,180	136,897	138,077
Commercial and industrial		8		22				30	34,989	35,019
Other		9						9	9,069	9,078

Total		$1,384		$77		$82		$1,543	$270,730	$272,273	$
December 31, 2020:
Gaming	$		$		$		$		$18,765	$18,765	$
Hotel/Motel									45,499	45,499
Real estate, construction		277						277	26,332	26,609
Real estate, mortgage		2,865		263		118		3,246	141,030	144,276
Commercial and industrial		80						80	37,349	37,429
Other		63						63	5,780	5,843

Total		$3,285		$263		$118		$3,666	$274,755	$278,421	$

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

An analysis of the loan portfolio by loan grade, segregated by class of loans, as of March 31, 2021 and December 31, 2020, is as follows (in thousands):

	Loans With A Grade Of:
	A, B or C	S		D	E		F	Total
March 31, 2021:
Gaming	$15,157	$		$2,638	$		$	$17,795

Hotel/Motel	46,943							46,943

Real estate, construction	24,921			9		431		25,361

Real estate, mortgage	123,919		7,909	3,592		2,657		138,077

Commercial and industrial	29,911		5,020	43		45		35,019

Other	9,060			18				9,078

Total	$249,911		$12,929	$6,300		$3,133	$	$272,273

December 31, 2020:
Gaming	$15,938	$		$2,827	$		$	$18,765

Hotel/Motel	45,499							45,499

Real estate, construction	26,098			61		450		26,609

Real estate, mortgage	129,825		7,977	3,741		2,733		144,276

Commercial and industrial	31,810		5,525	45		49		37,429

Other	5,822			21				5,843

Total	$254,992		$13,502	$6,695		$3,232	$	$278,421

A loan may be impaired but not on nonaccrual status when the loan is well secured and in the process of collection. Total loans on nonaccrual as of March 31, 2021 and December 31, 2020, are as follows (in thousands):

	March 31, 2021	December 31, 2020

Real estate, construction	$336	$346

Real estate, mortgage	2,583	2,656

Commercial and industrial	22	25

Total	$2,941	$3,027

The CARES Act also addressed COVID-19-related loan modifications and specified that such modifications executed between March 1, 2020 and the earlier of (i) 60 days after the date of the termination of the national emergency declared by the President and (ii) December 31, 2020, on loans that were current as of December 31, 2019, are not TDR’s. Additionally, under guidance from the federal banking agencies encouraging financial institutions to work prudently with borrowers, other short-term modifications made on a good faith basis in response to COVID-19 to borrowers that were current prior to any relief are not TDRs. During 2020, the Company modified 249 loans with a total balance of $95,010,325 for certain customers by extending payments for 90 days or granting interest only payments for 3 – 6 months as a result of the impact of COVID-19. Accordingly, such loans were not classified as troubled debt restructurings. As of March 31, 2021, the extension period for 6 loans with a total balance of $656,893 had expired. While these loans had resumed making regular payments, they are currently past due. As of March 31, 2021, the Company renewed the modification for 3 loans with a balance of $500,611. All other loans modified due to COVID-19 have either been paid off by the customer or are current.

Prior to 2019, certain loans were modified by granting interest rate concessions to these customers with such loans being classified as troubled debt restructurings. During 2020 and 2021, the Company did not restructure any additional loans. Specific reserves of $50,000 were allocated to troubled debt restructurings as of March 31, 2021 and December 31, 2020. The Bank had no commitments to lend additional amounts to customers with outstanding loans classified as troubled debt restructurings as of March 31, 2021 and December 31, 2020.

Impaired loans, which include loans classified as nonaccrual and troubled debt restructurings, segregated by class of loans, as of March 31, 2021 and December 31, 2020, are as follows (in thousands):

	Unpaid Principal Balance	Recorded Investment	Related Allowance		Average Recorded Investment	Interest Income Recognized
March 31, 2021:
With no related allowance recorded:
Real estate, construction	$230	$230	$		$233	$2
Real estate, mortgage	3,027	3,027			3,057	6

Total	3,257	3,257			3,290	8

With a related allowance recorded:
Real estate, construction	201	201		20	204
Real estate, mortgage	249	249		74	251	1
Commercial and industrial	22	22		4	23

Total	472	472		98	478	1

Total by class of loans:
Real estate, construction	431	431		20	437	2
Real estate, mortgage	3,276	3,276		74	3,308	7
Commercial and industrial	22	22		4	23

Total	$3,729	$3,729		$98	$3,768	$9

December 31, 2020:
With no related allowance recorded:
Real estate, construction	$304	$239	$		$246	$11
Real estate, mortgage	3,112	3,112			3,496	39

Total	3,416	3,351			3,742	50

With a related allowance recorded:
Real estate, construction	211	211		20	214
Real estate, mortgage	253	253		76	250	6
Commercial and industrial	25	25		4	31

Total	489	489		100	495	6

Total by class of loans:
Real estate, construction	515	450		20	460	11
Real estate, mortgage	3,365	3,365		76	3,746	45
Commercial and industrial	25	25		4	31

Total	$3,905	$3,840		$100	$4,237	$56

6. Allowance for Loan Losses:

Transactions in the allowance for loan losses for the three months ended March 31, 2021 and 2020, and the balances of loans, individually and collectively evaluated for impairment, as of March 31, 2021 and 2020, are as follows (in thousands):

	Gaming		Hotel/Motel		Real Estate, Construction	Real Estate, Mortgage	Commercial and Industrial	Other		Total
For the Quarter Ended March 31, 2021:
Allowance for Loan Losses:
Beginning Balance		$186		$754	$111	$2,849	$417		$109	$4,426
Charge-offs					(2)	(2)			(81)	(85)
Recoveries					18	4,510	14		42	4,584
Provision		6		62	(1)	(4,888)	(82)		50	(4,853)
Ending Balance		$192		$816	$126	$2,469	$349		$120	$4,072

Allowance for loan losses, March 31, 2021:
Ending balance: individually evaluated for impairment	$		$		$20	$181	$39	$		$240
Ending balance: collectively evaluated for impairment		$192		$816	$106	$2,288	$310		$120	$3,832

Total Loans, March 31, 2021:
Ending balance: individually evaluated for impairment		$2,638	$		$440	$6,250	$88		$18	$9,434
Ending balance: collectively evaluated for impairment		$15,157		$46,943	$24,921	$131,827	$34,931		$9,060	$262,839

	Gaming		Hotel/Motel		Real Estate, Construction	Real Estate, Mortgage	Commercial and Industrial	Other	Total
For the Quarter Ended March 31, 2020:
Allowance for Loan Losses:
Beginning Balance		$223		$779	$102	$2,454	$553	$96	$4,207
Charge-offs						(8)	(46)	(88)	(142)
Recoveries							16	46	62
Provision		(25)		(45)	(26)	181	(52)	31	64
Ending Balance		$198		$734	$76	$2,627	$471	$85	$4,191

Allowance for loan losses, March 31, 2020:
Ending balance: individually evaluated for impairment	$		$		$20	$212	$5	$4	$241
Ending balance: collectively evaluated for impairment		$198		$734	$56	$2,415	$466	$81	$3,950

Total Loans, March 31, 2020:
Ending balance: individually evaluated for impairment		$4,103	$		$570	$12,385	$328	$22	$17,408
Ending balance: collectively evaluated for impairment		$17,980		$45,226	$20,010	$137,174	$27,132	$5,998	$253,520

7. Deposits:

Time deposits of $250,000 or more totaled approximately $24,300,000 and $20,564,000 at March 31, 2021 and December 31, 2020, respectively.

8. Shareholders’ Equity:

On March 24, 2021, the Board declared a dividend of $ .10 per share payable April 8, 2021 to shareholders of record on April 5, 2021.

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

Available for Sale Securities

The fair value of available for sale securities is based on quoted market prices. The Company’s available for sale securities are reported at their estimated fair value, which is determined utilizing several sources. The primary source is ICE Data Pricing and Reference Date, LLC (“ICE”) which purchased Interactive Data Corporation (“IDC”) but kept the IDC methodologies. Those methodologies include utilizing pricing models that vary based on asset class and include available trade, bid and other market information and whose methodology includes broker quotes, proprietary models and vast descriptive databases. Another source for determining fair value is matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark securities. The Company’s available for sale securities for which fair value is determined through the use of such pricing models and matrix pricing are classified as Level 2 assets.

Held to Maturity Securities

The fair value of held to maturity securities is based on quoted market prices. The Company’s held to maturity securities are reported at their amortized cost, and their estimated fair value, which is determined utilizing several sources, is disclosed in the financial statements and footnotes. The primary source is ICE Data Pricing and Reference Date, LLC (“ICE”) which purchased Interactive Data Corporation (“IDC”) but kept the IDC methodologies. Those methodologies include utilizing pricing models that vary based on asset class and include available trade, bid and other market information and whose methodology includes broker quotes, proprietary models and vast descriptive databases. Another source for determining fair value is matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark securities. The Company’s held to maturity securities for which fair value is determined through the use of such pricing models and matrix pricing are classified as Level 2 assets.

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

The balances of available for sale securities, which are the only assets measured at fair value on a recurring basis, by level within the fair value hierarchy and by investment type, as of March 31, 2021 and December 31, 2020 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
March 31, 2021:
U.S. Treasuries	$29,986	$	$29,986	$
U.S. Government agencies	2,564		2,564
Mortgage-backed securities	72,446		72,446
Collateralized mortgage obligations	73,086		73,086
States and political subdivisions	61,034		61,034
Total	$239,116	$	$239,116	$

December 31, 2020:
U.S. Treasuries	$20,124	$	$20,124	$
U.S. Government agencies	2,583		2,583
Mortgage-backed securities	72,676		72,676
Collateralized mortgage obligations	45,437		45,437
States and political subdivisions	39,310		39,310
Total	$180,130	$	$180,130	$

Impaired loans, which are measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of March 31, 2021 and December 31, 2020 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
March 31, 2021	$374	$	$	$374
December 31, 2020	493			493

Other real estate, which is measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of March 31, 2021 and December 31, 2020 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
March 31, 2021	$3,143	$	$	$3,143
December 31, 2020	3,475			3,475

The following table presents a summary of changes in the fair value of other real estate which is measured using level 3 inputs (in thousands):

	For the Three	For the Year
	Months Ended	Ended
	March 31, 2021	December 31, 2020
Balance, beginning of period	$3,475	$7,453

Loans transferred to ORE		753

Sales	(274)	(4,070)

Writedowns	(58)	(661)

Balance, end of period	$3,143	$3,475

The carrying value and estimated fair value of financial instruments, by level within the fair value hierarchy, at March 31, 2021 and December 31, 2020, are as follows (in thousands):

	Carrying	Fair Value Measurements Using
	Amount	Level 1	Level 2		Level 3		Total
March 31, 2021:
Financial Assets:
Cash and due from banks	$105,115	$105,115	$		$		$105,115
Available for sale securities	239,116			239,116			239,116
Held to maturity securities	93,221			94,485			94,485
Other investments	2,561	2,561					2,561
Federal Home Loan Bank stock	2,151			2,151			2,151
Loans, net	268,201					272,505	272,505
Cash surrender value of life insurance	19,758			19,758			19,758
Financial Liabilities:
Deposits:
Non-interest bearing	196,957	196,957					196,957
Interest bearing	436,802					437,262	437,262
Borrowings from Federal Home Loan Bank	932			1,179			1,179

December 31, 2020:
Financial Assets:
Cash and due from banks	$91,542	$91,542	$		$		$91,542
Available for sale securities	180,130			180,130			180,130
Held to maturity securities	75,688			78,474			78,474
Other investments	2,593	2,593					2,593
Federal Home Loan Bank stock	2,149			2,149			2,149
Loans, net	273,995					278,898	278,898
Cash surrender value of life insurance	19,609			19,609			19,609
Financial Liabilities:
Deposits:
Non-interest bearing	170,269	170,269					170,269
Interest bearing	380,229					380,733	380,733
Borrowings from Federal Home Loan Bank	969			1,316			1,316

10. Subsequent Events:

On April 28, 2021, the Board approved the repurchase of 200,000 of the outstanding shares of the Company’s common stock.

On May 3, 2021, the Company paid $1,125,000 in settlement of a lawsuit. The payment was accrued as of March 31, 2021.

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

The following presents Management's discussion and analysis of the consolidated financial condition and results of operations of Peoples Financial Corporation and Subsidiaries. These comments should be considered in combination with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in this report on Form 10-Q and the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Management’s Discussion and Analysis included in the Company’s Form 10-K for the year ended December 31, 2020.

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

New Accounting Pronouncements

The Financial Accounting Standards Board issues several accounting standards updates during the first quarter of 2021, none of which will impact the Company.

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

GAAP Reconciliation and Explanation

This Form 10-Q contains non-GAAP financial measures determined by methods other than in accordance with GAAP. Such non-GAAP financial measures include taxable equivalent interest income and taxable equivalent net interest income. Management uses these non-GAAP financial measures because it believes they are useful for evaluating our operations and performance over periods of time, as well as in managing and evaluating our business and in discussions about our operations and performance. Management believes these non-GAAP financial measures provide users of our financial information with a meaningful measure for assessing our financial results, as well as comparison to financial results for prior periods. These non-GAAP financial measures should not be considered as a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled financial measures used by other companies. A reconciliation of these operating performance measures to GAAP performance measures for the three months ended March 31, 2021 and 2020 is included in the table on the following page.

RECONCILATION OF NON-GAAP PERFORMANCE MEASURES (In thousands)

For the Three Months Ended March 31,	2021	2020

Interest income reconciliation:

Interest income - taxable equivalent	$4,835	$5,050
Taxable equivalent adjustment	(54)	(43)

Interest income (GAAP)	$4,781	$5,007

Net interest income reconciliation:

Net interest income - taxable equivalent	$4,569	$4,439
Taxable equivalent adjustment	(54)	(43)

Net interest income (GAAP)	$4,515	$4,396

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

The World Health Organization declared the coronavirus COVID-19 (“COVID-19”) a pandemic in March 2020. The pandemic has resulted in, among other things, a significant stock and global markets volatility, disruption in business, leisure and tourism activities as nation-wide stay-at-home orders were mandated, significant strain on the health care industry as it addressed the severity of the health crisis and significant impact on the general economy including high unemployment, a 150-basis point decline in Federal funds rates and unprecedented government stimulus programs.

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

The Company reported net income of $4,330,000 for the first quarter of 2021 compared with net income of $1,123,000 for the first quarter of 2020. Results in 2021 included a reduction of the allowance for loan losses of $4,853,000 and the accrual for the anticipated settlement of a lawsuit of $1,125,000 which is included in non-interest expense as compared with 2020.

Managing the net interest margin is a key component of the Company’s earnings strategy. In March 2020, the Federal Reserve reduced rates by 150 basis points in two emergency moves to respond to the unprecedented economic disruptions of the COVID-19 pandemic. As a result of the material reduction in rates, total interest income decreased $226,000 in 2021 and total interest expense decreased $345,000 as compared with 2020.

Monitoring asset quality, estimating potential losses in our loan portfolio and addressing non-performing loans continue to be a major focus of the Company. A reduction of the allowance for loan losses of $4,853,000 was recorded in 2021 as compared with a provision of $64,000 in 2020. The reduction in the allowance for loan losses in 2021 was mainly the result of a significant recovery of a loan balance that was previously charged off. The Company is working diligently to address and reduce its non-performing assets. The Company’s nonaccrual loans totaled $2,941,000 and $3,027,000 at March 31, 2021 and December 31, 2020, respectively. Most of these loans are collateral-dependent, and the Company has rigorously evaluated the value of its collateral to determine potential losses.

Non-interest income decreased $756,000 for the three months ended March 31, 2021 as compared with 2020 results. Prior year results included non-recurring gains on sales and calls of securities of $433,000 and a gain from the sale of bank premises and equipment of $318,000.

Non-interest expense increased $1,073,000 for the three months ended March 31, 2021 as compared with 2020 results. This increase for the three months ended March 31, 2021 was primarily the result of the increase in ATM expenses of $110,000 and other expense of $1,126,000, in 2021 as compared with 2020. Included in other expense in 2021 is the accrual for the anticipated settlement of a lawsuit of $1,125,000.

Total assets at March 31, 2021 increased $84,249,000 as compared with December 31, 2020. Total deposits increased $83,261,000 as governmental entities’ balances increased due to tax collections. This increase in funds was primarily invested in available for sale securities, which increased $58,986,000, and held to maturity securities, which increased $17,533,000 at March 31, 2021 as compared with December 31, 2020.

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

The Company’s average interest earning assets increased approximately $113,664,000, or 20%, from approximately $575,325,000 for the first quarter of 2020 to approximately $688,989,000 for the first quarter of 2021. The Company’s average balance sheet increased primarily as average loans increased approximately $11,998,000 and average balances due from financial institutions increased approximately $91,430,000 for the first quarter of 2021 as compared with the first quarter of 2020. Average loans increased as new loans, primarily as part of the PPP, outpaced principal payments, maturities, charge-offs and foreclosures relating to existing loans. Average balances due from financial institutions increased as an increase in deposits was held in balances at the Federal Reserve Bank, as the Company managed its liquidity position.

The average yield on interest-earning assets decreased from 3.51% for the first quarter of 2020 to 2.81% for the first quarter of 2021. This decrease is primarily the result of the decrease in rates in 2020 discussed in the Overview.

Average interest-bearing liabilities increased approximately $54,801,000, or 14%, from approximately $404,667,000 for the first quarter of 2020 to approximately $459,468,000 for the first quarter of 2021. Average savings and interest-bearing DDA balances increased approximately $79,952,000 as several large public fund customers maintained higher balances with the bank subsidiary in 2021 and some of the PPP loan proceeds were deposited and maintained in customers’ accounts. Average time deposits decreased approximately $22,245,000 as some customers invested their matured time deposits proceeds in the savings and interest-bearing DDA deposits.

The average rate paid on interest bearing liabilities for the first quarter of 2020 was .60% as compared with .23% for the first quarter of 2021. This decrease is primarily due to decreases in rates by the Federal Reserve Bank in 2020 discussed in the Overview.

The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 3.09% for the quarter ended March 31, 2020 and 2.65% for the quarter ended March 31, 2021.

The tables on the following pages analyze the changes in tax-equivalent net interest income for the quarters ended March 31, 2021 and 2020.

Analysis of Average Balances, Interest Earned/Paid and Yield (In Thousands)

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate
Loans (2)(3)	$275,624	$3,254	4.72%	$263,626	$3,205	4.86%

Balances due from financial institutions	126,843	36	0.11%	35,413	155	1.75%

HTM:
Taxable	51,960	349	2.69%	35,434	275	3.10%

Non taxable (1)	26,914	211	3.14%	15,073	126	3.34%

AFS:
Taxable	199,489	937	1.88%	217,595	1,216	2.24%

Non taxable (1)	6,009	47	3.13%	6,055	72	4.76%

Other	2,150	1	0.19%	2,129	1	0.19%

Total	$688,989	$4,835	2.81%	$575,325	$5,050	3.51%
Savings & interest- bearing DDA	$396,610	$173	0.17%	$316,658	$313	0.40%

Time deposits	61,904	86	0.56%	84,329	286	1.36%

Borrowings from FHLB	954	7	2.94%	3,680	12	1.30%

Total	$459,468	$266	0.23%	$404,667	$611	0.60%

Net tax-equivalent spread			2.58%			2.91%
Net tax-equivalent margin on earning assets			2.65%			3.09%

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 21% in 2021 and 2020. See disclosure of Non-GAAP financial measures on pages 27 and 28.

(2) Loan fees of $396 and $97 for 2021 and 2020, respectively, are included in these figures. Of the loan fees recognized in 2021, $311 were related to PPP loans.

(3) Includes nonaccrual loans.

Analysis of Changes in Interest Income and Interest Expense

(In Thousands)

	For the Three Months Ended
	March 31, 2021 compared with March 31, 2020
	Volume	Rate	Rate/Volume	Total
Interest earned on:

Loans	$146	$(93)	$(4)	$49

Balances due from finanicial institutions	400	(145)	(374)	(119)

Held to maturity securities:
Taxable	128	(37)	(17)	74
Non taxable	99	(8)	(6)	85

Available for sale securities:
Taxable	(101)	(194)	16	(279)
Non taxable	(1)	(24)		(25)

Total	$671	$(501)	$(385)	$(215)

Interest paid on:

Savings & interest-bearing DDA	$79	$(175)	$(44)	$(140)

Time deposits	(76)	(169)	45	(200)

Borrowings from FHLB	(9)	15	(11)	(5)

Total	$(6)	$(329)	$(10)	$(345)

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

The Company’s analysis includes evaluating the current values of collateral securing all nonaccrual loans. Nonaccrual loans totaled $2,941,000 and $3,027,000 with specific reserves on these loans of $48,000 and $50,000, at March 31, 2021 and December 31, 2020, respectively. These specific reserves allocated to nonaccrual loans are relatively low as collateral values appear sufficient to cover loan losses or the loan balances have been charged down to their realizable value.

Additional consideration was given to the impact of COVID-19 on the loan portfolio. The Company granted modifications by extending payments 90 days or granting interest only payments for 3 – 6 months for certain customers as a result of the economic challenges of business closures and growing unemployment resulting from COVID-19. These credits were generally current at the time they were modified. In compliance with guidance from the regulatory and accounting authorities, these modifications were not classified as troubled debt restructurings. The Company continues its policy of closely monitoring past due loans and deposit overdrafts which may serve as indicators of performance issues. Proactive outreach to our loan customers has also been emphasized.

In addition to the factors considered when assessing risk in the loan portfolio which are identified in the Notes to the Consolidated Financial Statements included in the Company’s 2020 Annual Report, the Company included the potential negative impact of COVID-19 on its loan portfolio, particularly the gaming and hotel/motel concentrations, in performing this risk assessment as of March 31, 2021. As of March 31, 2021, a general reserve of approximately $307,000 was allocated to non-classified loans as a result of COVID-19. As of March 31, 2021, no specific reserves were allocated to classified loans as a result of COVID-19, as customers in potentially vulnerable industries have resources through business interruption insurance, proceeds from PPP or other loan programs and/or have been able to begin to return to normal operations in recent months.

The Company’s on-going, systematic evaluation resulted in the Company recording a reduction of the allowance for loan losses of $4,853,000 for the first quarter of 2021 and a provision for loan losses of $64,000 for the first quarter of 2020. The negative provision in 2021 is primarily the result of $4,510,000 recovery realized during the first quarter on one loan in the real estate, mortgage segment. The allowance for loan losses as a percentage of loans was 1.50% and 1.59% at March 31, 2021 and December 31, 2020, respectively. The Company believes that its allowance for loan losses is appropriate as of March 31, 2021.

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

Non-interest income

Non-interest income decreased $756,000 for the first quarter of 2021 as compared with the first quarter of 2020. Results in 2020 included non-recurring gains of $433,000 from the sale and call of securities and a gain of $318,000 from the sale of bank premises and equipment.

Non-interest expense

Total non-interest expense increased $1,073,000 for the first quarter of 2021 as compared with the first quarter of 2020. Salaries and employee benefits decreased $158,000, while ATM expense increased $110,000 and other expenses increased $1,126,000 for the first quarter of 2021 as compared with the first quarter of 2020.

Salaries decreased as a result of attrition.

ATM expense increased as costs associated with debit card processing have increased since a conversion to a new provider.

Other expense increased in 2021 as the Company accrued $1,125,000 as a result of a preliminary agreement to settle a lawsuit. The agreement was finalized after March 31, 2021 and a cash payment of $1,125,000 was paid by the Company on May 3, 2021.

Income Taxes

During 2014, Management established a valuation allowance against its net deferred tax asset, which is still in place. As a result, the Company has no income tax benefit or expense.

FINANCIAL CONDITION

Cash and due from banks increased $13,573,000 at March 31, 2021, compared with December 31, 2020 in the management of the bank subsidiary’s liquidity position.

Available for sale securities increased $58,986,000 at March 31, 2021, compared with December 31, 2020. The large increase in total deposits, specifically public funds, was invested in short-term securities for pledging purposes.

Held to maturity securities increased $17,533,000 at March 31, 2021, compared with December 31, 2020. Some of the large increase in total deposits, specifically public funds, was invested in these securities.

Total deposits increased $83,261,000 at March 31, 2021, compared with December 31, 2020. Typically, significant increases or decreases in total deposits and/or significant fluctuations among the different types of deposits from quarter to quarter are anticipated by Management as customers in the casino industry and county and municipal entities reallocate their resources periodically. Deposits from county and municipal entities increased significantly during the first quarter of each year based on property tax collections.

SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY

Strength, security and stability have been the hallmark of the Company since its founding in 1985 and of its bank subsidiary since its founding in 1896. A strong capital foundation is fundamental to the continuing prosperity of the Company and the security of its customers and shareholders.

As of March 31, 2021, the most recent notification from the Federal Deposit Insurance Corporation categorized the bank subsidiary as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the bank subsidiary must have a Total risk-based capital ratio of 10.00% or greater, a Common Equity Tier 1 Capital ratio of 6.50% or greater, a Tier 1 risk-based capital ratio of 8.00% or greater and a Leverage capital ratio of 5.00% or greater. The Company must have a capital conservation buffer above these requirements of 2.50%. There are no conditions or events since that notification that Management believes have changed the bank subsidiary’s category.

The Company’s actual capital amounts and ratios and required minimum capital amounts and ratios as of March 31, 2021 and December 31, 2020, are as follows (in thousands):

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
March 31, 2021:
Total Capital (to Risk Weighted Assets)	$96,755	23.71%	$32,648	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	92,683	22.71%	18,365	4.50%
Tier 1 Capital (to Risk Weighted Assets)	92,683	22.71%	24,486	6.00%
Tier 1 Capital (to Average Assets)	92,683	13.05%	28,406	4.00%

December 31, 2020:
Total Capital (to Risk Weighted Assets)	$93,268	23.00%	$32,442	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	88,842	21.91%	18,249	4.50%
Tier 1 Capital (to Risk Weighted Assets)	88,842	21.91%	24,331	6.00%
Tier 1 Capital (to Average Assets)	88,842	14.07%	25,255	4.00%

The actual capital amounts and ratios and required minimum capital amounts and ratios for the Bank as of March 31, 2021 and December 31, 2020, are as follows (in thousands):

			For Capital Adequacy
	Actual		Purposes		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2021:
Total Capital (to Risk Weighted Assets)	$93,984	22.41%	$33,551	8.00%	$41,939	10.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	89,912	21.44%	18,872	4.50%	27,260	6.50%
Tier 1 Capital (to Risk Weighted Assets)	89,912	21.44%	25,163	6.00%	33,551	8.00%
Tier 1 Capital (to Average Assets)	89,912	11.80%	30,481	4.00%	38,101	5.00%

December 31, 2020:
Total Capital (to Risk Weighted Assets)	$90,559	22.87%	$31,683	8.00%	$39,603	10.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	86,133	21.75%	17,821	4.50%	25,742	6.50%
Tier 1 Capital (to Risk Weighted Assets)	86,133	21.75%	23,762	6.00%	31,683	8.00%
Tier 1 Capital (to Average Assets)	86,133	12.53%	27,504	4.00%	34,380	5.00%

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

Item 4: Controls and Procedures

As of March 31, 2021, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the period ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

The Bank is involved in various legal matters and claims which are being defended and handled in the ordinary course of business. None of these matters is expected, in the opinion of Management, to have a material adverse effect upon the financial position or results of operations of the Company. However, as discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company reached a preliminary agreement to settle a lawsuit. This decision was made by Management after consulting with legal counsel in the long-term best interest of the Company.

Item 5: Other Information

None.

Item 6 - Exhibits

Exhibit 31.1:	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002
Exhibit 31.2:	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002
Exhibit 32.1:	Certification of Chief Executive Officer Pursuant to 18 U.S.C. ss. 1350
Exhibit 32.2:	Certification of Chief Financial Officer Pursuant to 18 U.S.C. ss. 1350
Exhibit 101	The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Condition at March 31, 2021 and December 31, 2020, (ii) Consolidated Statements of Income for the quarters ended March 31, 2021 and 2020, (iii) Consolidated Statements of Comprehensive Income for the quarters ended March 31, 2021 and 2020, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the quarters ended March 31, 2021 and 2020, (v) Consolidated Statements of Cash Flows for the quarters ended March 31, 2021 and 2020 and (vi) Notes to the Unaudited Consolidated Financial Statements for the quarters ended March 31, 2021 and 2020.

SIGNATURES

Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL CORPORATION

(Registrant)

Date:	May 12, 2021

By:	/s/ Chevis C. Swetman
Chevis C. Swetman
Chairman, President and Chief Executive Officer
(principal executive officer)

Date:	May 12, 2021

By:	/s/ Lauri A. Wood
Lauri A. Wood
Chief Financial Officer and Controller
(principal financial and accounting officer)