Form 10-Q
period 2021-06-30
PEOPLES FINANCIAL CORP /MS/
filed 2021-08-11
CIK 770460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	001-12103

PEOPLES FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Mississippi	64-0709834
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Lameuse and Howard Avenues, Biloxi, Mississippi	39533
(Address of principal executive offices)	(Zip Code)

(228) 435-5511
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	PFBX	None

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date. Peoples Financial Corporation has only one class of common stock authorized. At July 30, 2021 there were 15,000,000 shares of $1 par value common stock authorized, with 4,878,557 shares issued and outstanding.

Part 1 – Financial Information

Item 1: Financial Statements

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition

(in thousands except share data)

	June 30, 2021	December 31, 2020
	(unaudited)	(audited)

Assets
Cash and due from banks	$88,124	$91,542

Available for sale securities	264,779	180,130

Held to maturity securities, fair value of $104,485 at June 30, 2021; $78,474 at December 31, 2020	102,706	75,688

Other investments	2,507	2,593

Federal Home Loan Bank Stock, at cost	2,151	2,149

Loans	269,933	278,421

Less: Allowance for loan losses	4,128	4,426

Loans, net	265,805	273,995

Bank premises and equipment, net of accumulated depreciation	15,614	15,679

Other real estate	2,621	3,475

Accrued interest receivable	2,459	2,100

Cash surrender value of life insurance	19,913	19,609

Other assets	1,061	1,066

Total assets	$767,740	$668,026

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition (continued)

(in thousands except share data)

	June 30, 2021	December 31, 2020
	(unaudited)	(audited)
Liabilities and Shareholders' Equity
Liabilities:

Deposits:

Demand, non-interest bearing	$192,158	$170,269

Savings and demand, interest bearing	373,051	319,165

Time, $100,000 or more	62,047	38,581

Other time deposits	21,713	22,483

Total deposits	648,969	550,498

Borrowings from Federal Home Loan Bank	918	969

Employee and director benefit plans liabilities	18,998	18,882

Other liabilities	2,673	2,811

Total liabilities	671,558	573,160

Shareholders' Equity:
Common stock, $1 par value, 15,000,000 shares authorized, 4,878,557 shares issued and outstanding at June 30, 2021 and December 31, 2020	4,879	4,879

Surplus	65,780	65,780

Undivided profits	22,966	18,335

Accumulated other comprehensive income, net of tax	2,557	5,872

Total shareholders' equity	96,182	94,866

Total liabilities and shareholders' equity	$767,740	$668,026

See notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Operations

(in thousands except per share data)(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest income:
Interest and fees on loans	$3,075	$3,259	$6,329	$6,464

Interest and dividends on securities:

U.S. Treasuries	175	212	237	503

U.S. Government agencies	25	50	51	132

Mortgage-backed securities	576	745	1,027	1,494

States and political subdivisions	934	436	1,714	849

Collateralized mortgage obligations	190	104	360	215

Other investments		11	2	12

Interest on balances due from depository institutions	20	14	56	169

Total interest income	4,995	4,831	9,776	9,838

Interest expense:
Deposits	261	376	521	975

Borrowings from Federal Home Loan Bank	6	6	12	18

Total interest expense	267	382	533	993

Net interest income	4,728	4,449	9,243	8,845

Provision for (reduction of) allowance for loan losses	22	1,333	(4,831)	1,397

Net interest income after provision for (reduction of) allowance for loan losses	$4,706	$3,116	$14,074	$7,448

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Operations (continued)

(in thousands except per share data)(unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021	2020

Non-interest income:
Trust department income and fees		$463		$405	$900	$776

Service charges on deposit accounts		939		811	1,775	1,722

Gain on liquidation, sales and calls of securities		5		81	5	514

Increase in cash surrender value of life insurance		107		109	215	217

Other income		161		347	290	790

Total non-interest income		1,675		1,753	3,185	4,019
Non-interest expense:
Salaries and employee benefits		2,620		2,511	5,136	5,185

Net occupancy		442		422	903	909

Equipment rentals, depreciation and maintenance		754		740	1,535	1,534

FDIC and state banking assessments		87		78	196	176

Data processing		358		322	708	636

ATM expense		256		213	551	398

Other real estate expense		154		230	283	366

Loss from other investments		54		13	86	51

Other expense		867		617	2,742	1,366

Total non-interest expense		5,592		5,146	12,140	10,621

Income (loss) before income taxes		789		(277)	5,119	846
Income tax

Net income (loss)		$789		$(277)	$5,119	$846

Basic and diluted earnings (loss) per share		$.16	$	( .06)	$1.05	$.17
Dividends declared per share	$			$.02	$.10	$.02

See notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net income (loss)	$789	$(277)	$5,119	$846

Other comprehensive income (loss):

Net unrealized gain (loss) on available for sale securities	938	204	(3,310)	4,514

Reclassification adjustment for realized gain on available for sale securities called or sold	(5)	(81)	(5)	(514)

Total other comprehensive income (loss)	933	123	(3,315)	4,000

Total comprehensive income (loss)	$1,722	$(154)	$1,804	$4,846

See notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

(in thousands except share data)

					Accumulated
	Number of				Other
	Common	Common		Undivided	Comprehensive
	Shares	Stock	Surplus	Profits	Income (Loss)	Total

Balance, January 1, 2020	4,943,186	$4,943	$65,780	$21,855	$2,545	$95,123
Net income				1,123		1,123
Other comprehensive income					3,877	3,877
Stock repurchase	(50,125)	(50)		(530)		(580)

Balance, March 31, 2020	4,893,061	4,893	65,780	22,448	6,422	99,543
Net loss				(277)		(277)
Other comprehensive income					123	123
Stock repurchase	(9,400)	(9)		(85)		(94)
Dividend ($ .02 per share)				(98)		(98)

Balance, June 30, 2020	4,883,661	$4,884	$65,780	$21,988	$6,545	$99,197

Balance, January 1, 2021	4,878,557	$4,879	$65,780	$18,335	$5,872	$94,866
Net income				4,330		4,330
Other comprehensive loss					(4,248)	(4,248)
Dividend ($ .10 per share)				(488)		(488)

Balance, March 31, 2021	4,878,557	4,879	65,780	22,177	1,624	94,460
Net income				789		789
Other comprehensive income					933	933

Balance, June 30, 2021	4,878,557	$4,879	$65,780	$22,966	$2,557	$96,182

Note: Balances as of January 1, 2020 and 2021 were audited.

See notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands) (unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$5,119	$846

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	918	969

Provision for (reduction of) allowance for loan losses	(4,831)	1,397

Writedown of other real estate	212	289

(Gain) loss on sales of other real estate	1	(54)

Loss from other investments	86	51

Amortization of held to maturity securities	187	128

Amortization (accretion) of available for sale securities	125	(94)

Gain on sales and calls of securities	(5)	(514)

Gain on sale of banking house		(318)

Change in accrued interest receivable	(359)	(834)

Increase in cash surrender value of life insurance	(215)	(217)

Gain from death benefits from life insurance		(224)

Change in other assets	5	(51)

Change in employee and director benefit plan liabilities and other liabilities	(22)	496
Net cash provided by operating activities	$1,221	$1,870

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(in thousands) (unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from investing activities:
Proceeds from maturities, sales and calls of available for sale securities	$29,594	$139,257

Proceeds from maturities of held to maturity securities	3,540	7,390

Purchases of available for sale securities	(117,678)	(125,704)

Purchases of held to maturity securities	(30,745)	(16,145)

Purchases of Federal Home Loan Bank stock	(2)	(11)

Proceeds from sales of other real estate	655	1,041

Proceeds from insurance on other real estate		77

Loans, net change	13,007	(21,864)

Acquisition of bank premises and equipment	(853)	(61)

Proceeds from sale of banking house		547

Proceeds from death benefits from life insurance		548

Investment in cash surrender value of life insurance	(89)	(58)

Net cash used in investing activities	(102,571)	(14,983)

Cash flows from financing activities:
Demand and savings deposits, net change	75,775	80,645

Time deposits, net change	22,696	(20,940)

Borrowings from Federal Home Loan Bank	22	59,500

Repayments to Federal Home Loan Bank	(73)	(62,028)

Cash dividends paid	(488)	(98)

Stock repurchase		(674)
Net cash provided by financing activities	97,932	56,405
Net increase (decrease) in cash and cash equivalents	(3,418)	43,292
Cash and cash equivalents, beginning of period	91,542	29,424
Cash and cash equivalents, end of period	$88,124	$72,716

See notes to consolidated financial statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2021 and 2020

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

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the financial position of the Company and its subsidiaries as of June 30, 2021 and the results of their operations and their cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2020 Annual Report and Form 10-K.

The results of operations for the quarter or six months ended June 30, 2021, are not necessarily indicative of the results to be expected for the full year.

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

Accounting Standards Update- The Financial Accounting Standards Board issued several Accounting Standards Updates during the first two quarters of 2021, none of which will impact the Company.

2. Earnings Per Share:

Per share data is based on the weighted average shares of common stock outstanding of 4,878,557 and 4,905,690 for the six months ended June 30, 2021 and 2020, respectively. Per share data is based on the weighted average shares of common stock outstanding of 4,878,557 and 4,883,764 for the quarters ended June 30, 2021 and 2020, respectively.

3. Statements of Cash Flows:

The Company has defined cash and cash equivalents as cash and due from banks. The Company paid $541,574 and $1,018,398 for the six months ended June 30, 2021 and 2020, respectively, for interest on deposits and borrowings. No income tax payments were made during the six months ended June 30, 2021 and 2020. Loans transferred to other real estate amounted to $13,648 during the six months ended June 30, 2021. No loans were transferred to other real estate during the six months ended June 30, 2020.

4. Investments:

The amortized cost and fair value of securities at June 30, 2021 and December 31, 2020, are as follows (in thousands):

		Gross	Gross
		Unrealized	Unrealized
June 30, 2021	Amortized Cost	Gains	Losses	Fair Value

Available for sale securities:

Debt securities:

U.S. Treasuries	$49,044	$326	$	$49,370

U.S. Government agencies	2,500	43		2,543

Mortgage-backed securities	62,404	1,755	(239)	63,920

Collateralized mortgage obligations	84,476	1,150	(34)	85,592

States and political subdivisions	64,354	373	(1,373)	63,354

Total available for sale securities	$262,778	$3,647	$(1,646)	$264,779

Held to maturity securities:

States and political subdivisions	$102,706	$2,153	$(374)	$104,485

Total held to maturity securities	$102,706	$2,153	$(374)	$104,485

		Gross	Gross
		Unrealized	Unrealized
December 31, 2020	Amortized Cost	Gains	Losses	Fair Value

Available for sale securities:

Debt securities:

U.S. Treasuries	$19,999	$125	$	$20,124

U.S. Government agencies	2,500	83		2,583

Mortgage-backed securities	69,485	3,237	(46)	72,676

Collateralized mortgage obligations	44,230	1,207		45,437

States and political subdivisions	38,600	751	(41)	39,310

Total available for sale securities	$174,814	$5,403	$(87)	$180,130

Held to maturity securities:

U.S. Government agencies	$75,688	$2,809	$(23)	$78,474

Total held to maturity securities	$75,688	$2,809	$(23)	$78,474

The amortized cost and fair value of debt securities at June 30, 2021 (in thousands), by contractual maturity, are shown on the following page. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale securities:
Due in one year or less	$10,255	$10,279
Due after one year through five years	29,578	30,089
Due after five years through ten years	60,372	60,989
Due after ten years	100,169	99,502
Mortgage-backed securities	62,404	63,920
Totals	$262,778	$264,779

Held to maturity securities:
Due in one year or less	$4,643	$4,689
Due after one year through five years	17,503	18,216
Due after five years through ten years	35,899	36,484
Due after ten years	44,661	45,096
Totals	$102,706	$104,485

Available for sale and held to maturity securities with gross unrealized losses at June 30, 2021 and December 31, 2020 aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows (in thousands):

	Less Than Twelve Months		Over Twelve Months			Total
		Gross			Gross		Gross
		Unrealized			Unrealized		Unrealized
	Fair Value	Losses	Fair Value		Losses	Fair Value	Losses
June 30, 2021:
Mortgage-backed securities	$9,565	$239	$		$	$9,565	$239

Collateralized mortgage obligations	8,084	34				8,084	34

States and political subdivisions	76,051	1,747				76,051	1,747

TOTAL	$93,700	$2,020	$		$	$93,700	$2,020

December 31, 2020:
Mortgage-backed securities	$6,278	$30		$1,619	$16	$7,897	$46

States and political subdivisions	12,335	64				12,335	64

TOTAL	$18,613	$94		$1,619	$16	$20,232	$110

At June 30, 2021, 2 of the 45 mortgage-backed securities, 2 of the 22 collateralized mortgage obligations and 57 of the 177 securities issued by states and political subdivisions contained unrealized losses.

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

Proceeds from sales of available for sale debt securities were $26,521,483 during the six months ended June 30, 2020. Available for sale debt securities were sold for a realized gain of $514,023 for the six months ended June 30, 2020. There were no sales of available for sale debt securities for the six months ended June 30, 2021.

Securities with a fair value of $297,890,437 and $296,705,292 at June 30, 2021 and December 31, 2020, respectively, were pledged to secure public deposits, federal funds purchased and other balances required by law.

5. Loans:

The composition of the loan portfolio at June 30, 2021 and December 31, 2020, is as follows (in thousands):

	June 30, 2021	December 31, 2020

Gaming	$14,788	$18,765

Hotel/motel	52,465	45,499

Real estate, construction	28,364	26,609

Real estate, mortgage	132,216	144,276

Commercial and industrial	31,913	37,429

Other	10,187	5,843

Total	$269,933	$278,421

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), a stimulus package intended to provide relief to businesses and consumers in the United States struggling as a result of COVID-19, was signed into law. A provision in the CARES Act included funding for the creation of the Paycheck Protection Program (“PPP”). PPP is intended to provide loans to small businesses to pay their employees, rent, mortgage interest and utilities. The Company worked with its customers to close 363 PPP loans for a total outstanding balance of $22,445,026 as of June 30, 2020. As of June 30, 2021, 83 loans with a balance of $6,005,202 were outstanding. Additional funds were provided in 2021 legislation for another round of PPP loans. Under this new round, as of June 30, 2021, 166 loans with a balance of $9,799,326 were outstanding. All PPP loans are reported in the commercial and industrial segment within the loan portfolio.

The age analysis of the loan portfolio, segregated by class of loans, as of June 30, 2021 and December 31, 2020, is as follows (in thousands):

											Loans Past
											Due Greater
	Number of Days Past Due										Than 90
					Greater		Total			Total	Days &
	30 - 59		60 - 89		Than 90		Past Due		Current	Loans	Still Accruing
June 30, 2021:
Gaming	$		$		$		$		$14,788	$14,788	$
Hotel/motel									52,465	52,465
Real estate, construction		9						9	28,355	28,364
Real estate, mortgage		841		15		64		920	131,296	132,216
Commercial and industrial		28						28	31,885	31,913
Other		25		1				26	10,161	10,187

Total		$903		$16		$64		$983	$268,950	$269,933	$
December 31, 2020:
Gaming	$		$		$		$		$18,765	$18,765	$
Hotel/motel									45,499	45,499
Real estate, construction		277						277	26,332	26,609
Real estate, mortgage		2,865		263		118		3,246	141,030	144,276
Commercial and industrial		80						80	37,349	37,429
Other		63						63	5,780	5,843

Total		$3,285		$263		$118		$3,666	$274,755	$278,421	$

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

An analysis of the loan portfolio by loan grade, segregated by class of loans, as of June 30, 2021 and December 31, 2020, is as follows (in thousands):

	Loans With A Grade Of:
	A, B or C	S		D		E		F	Total
June 30, 2021:
Gaming	$14,788	$		$		$		$	$14,788

Hotel/motel	52,465								52,465

Real estate, construction	27,942				9		413		28,364

Real estate, mortgage	118,663		7,843		3,529		2,181		132,216

Commercial and industrial	27,116		4,717		40		40		31,913

Other	10,171				16				10,187

Total	$251,145		$12,560		$3,594		$2,634	$	$269,933

December 31, 2020:
Gaming	$15,938	$			$2,827	$		$	$18,765

Hotel/motel	45,499								45,499

Real estate, construction	26,098				61		450		26,609

Real estate, mortgage	129,825		7,977		3,741		2,733		144,276

Commercial and industrial	31,810		5,525		45		49		37,429

Other	5,822				21				5,843

Total	$254,992		$13,502		$6,695		$3,232	$	$278,421

A loan may be impaired but not on nonaccrual status when the loan is well secured and in the process of collection. Total loans on nonaccrual as of June 30, 2021 and December 31, 2020, are as follows (in thousands):

	June 30, 2021	December 31, 2020

Real estate, construction	$329	$346

Real estate, mortgage	2,108	2,656

Commercial and industrial	18	25

Total	$2,455	$3,027

The CARES Act also addressed COVID-19-related loan modifications and specified that such modifications executed between March 1, 2020 and the earlier of (i) 60 days after the date of the termination of the national emergency declared by the President and (ii) December 31, 2020, on loans that were current as of December 31, 2019, are not TDR’s. Additionally, under guidance from the federal banking agencies encouraging financial institutions to work prudently with borrowers, other short-term modifications made on a good faith basis in response to COVID-19 to borrowers that were current prior to any relief are not TDRs. During 2020, the Company modified 249 loans with a total balance of $95,010,325 for certain customers by extending payments for 90 days or granting interest only payments for 3 – 6 months as a result of the impact of COVID-19. Accordingly, such loans were not classified as troubled debt restructurings. As of June 30, 2021, all extensions have expired and the customers have resumed making regular payments. Seven loans that had received extensions due to COVID-19 with a total balance of $512,963 are currently past due as of June 30, 2021. All other loans modified due to COVID-19 have either been paid off by the customer or are current.

Prior to 2020, certain loans were modified by granting interest rate concessions to these customers with such loans being classified as troubled debt restructurings. During 2020 and 2021, the Company did not restructure any additional loans. Specific reserves of $50,000 were allocated to troubled debt restructurings as of June 30, 2021 and December 31, 2020, respectively. The Bank had no commitments to lend additional amounts to customers with outstanding loans classified as troubled debt restructurings as of June 30, 2021 and December 31, 2020.

Impaired loans, which include loans classified as nonaccrual and troubled debt restructurings, segregated by class of loans, as of June 30, 2021 and December 31, 2020, are as follows (in thousands):

	Unpaid Principal Balance	Recorded Investment	Related Allowance		Average Recorded Investment	Interest Income Recognized
June 30, 2021:
With no related allowance recorded:
Real estate, construction	$136	$136	$		$135	$
Real estate, mortgage	2,669	2,669			2,756		3
Total	2,805	2,805			2,891		3

With a related allowance recorded:
Real estate, construction	193	193		20	201
Real estate, mortgage	203	203		70	205		14
Commercial and industrial	18	18		4	21
Total	414	414		94	427		14

Total by class of loans:
Real estate, construction	329	329		20	336
Real estate, mortgage	2,872	2,872		70	2,961		17
Commercial and industrial	18	18		4	21

Total	$3,219	$3,219		$94	$3,318		$17

	Unpaid Principal Balance	Recorded Investment	Related Allowance		Average Recorded Investment	Interest Income Recognized
December 31, 2020:
With no related allowance recorded:
Real estate, construction	$304	$239	$		$246	$11
Real estate, mortgage	3,112	3,112			3,496	39

Total	3,416	3,351			3,742	50

With a related allowance recorded:
Real estate, construction	211	211		20	214
Real estate, mortgage	253	253		76	250	6
Commercial and industrial	25	25		4	31

Total	489	489		100	495	6

Total by class of loans:
Real estate, construction	515	450		20	460	11
Real estate, mortgage	3,365	3,365		76	3,746	45
Commercial and industrial	25	25		4	31

Total	$3,905	$3,840		$100	$4,237	$56

6. Allowance for Loan Losses:

Transactions in the allowance for loan losses for the quarters and six months ended June 30, 2021 and 2020, and the balances of loans, individually and collectively evaluated for impairment, as of June 30, 2021 and 2020, are as follows (in thousands):

	Gaming		Hotel/Motel		Real Estate, Construction	Real Estate, Mortgage	Commercial and Industrial	Other		Total
For the Six Months Ended June 30, 2021:
Allowance for Loan Losses:
Beginning balance		$186		$754	$111	$2,849	$417		$109	$4,426
Charge-offs					(2)	(2)			(135)	(139)
Recoveries					18	4,510	75		69	4,672
Provision		4		185	50	(5,021)	(135)		86	(4,831)
Ending Balance		$190		$939	$177	$2,336	$357		$129	$4,128

For the Quarter Ended June 30, 2021:
Allowance for Loan Losses:
Beginning Balance		$192		$816	$126	$2,469	$349		$120	$4,072
Charge-offs									(54)	(54)
Recoveries							61		27	88
Provision		(2)		123	51	(133)	(53)		36	22
Ending Balance		$190		$939	$177	$2,336	$357		$129	$4,128

Allowance for Loan Losses, June 30, 2021:
Ending balance: individually evaluated for impairment	$		$		$20	$173	$38	$		$231
Ending balance: collectively evaluated for impairment		$190		$939	$157	$2,163	$319		$129	$3,897

Total Loans, June 30, 2021:
Ending balance: individually evaluated for impairment	$		$		$422	$5,710	$80		$16	$6,228
Ending balance: collectively evaluated for impairment		$14,788		$52,465	$27,942	$126,506	$31,833		$10,171	$263,705

	Gaming		Hotel/Motel		Real Estate, Construction	Real Estate, Mortgage	Commercial and Industrial	Other		Total
For the Six Months Ended June 30, 2020:
Allowance for Loan Losses:
Beginning balance		$223		$779	$102	$2,454	$553		$96	$4,207
Charge-offs						(8)	(248)		(140)	(396)
Recoveries							23		98	121
Provision		(15)		(40)	(19)	1,302	120		49	1,397
Ending Balance		$208		$739	$83	$3,748	$448		$103	$5,329

For the Quarter Ended June 30, 2020:
Allowance for Loan Losses:
Beginning Balance		$198		$734	$76	$2,627	$471		$85	$4,191
Charge-offs							(202)		(52)	(254)
Recoveries							7		52	59
Provision		10		5	7	1,121	172		18	1,333
Ending Balance		$208		$739	$83	$3,748	$448		$103	$5,329

Allowance for Loan Losses, June 30, 2020:
Ending balance: individually evaluated for impairment	$		$		$20	$1,376	$17	$		$1,413
Ending balance: collectively evaluated for impairment		$208		$739	$63	$2,372	$431		$103	$3,916

Total Loans, June 30, 2020:
Ending balance: individually evaluated for impairment		$2,826	$		$617	$15,675	$329		$22	$19,469
Ending balance: collectively evaluated for impairment		$18,545		$45,197	$17,943	$138,361	$45,196		$5,827	$271,069

7. Deposits:

Time deposits of $250,000 or more totaled approximately $43,890,000 and $20,564,000 at June 30, 2021 and December 31, 2020, respectively.

8. Shareholders’ Equity:

On March 24, 2021, the Board of Directors declared a dividend of $.10 per share, which was payable on April 8, 2021, to shareholders of record as of April 5, 2021.

On April 28, 2021, the Board of Directors approved the repurchase of 200,000 of the outstanding shares of the Company’s common stock. As of June 30, 2021, no shares had yet been purchased under this plan.

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

The balances of available for sale securities, which are the only assets measured at fair value on a recurring basis, by level within the fair value hierarchy and by investment type, as of June 30, 2021 and December 31, 2020 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
June 30, 2021:
U.S. Treasuries	$49,370	$	$49,370	$
U.S. Government agencies	2,543		2,543
Mortgage-backed securities	63,920		63,920
Collateralized mortgage obligations	85,592		85,592
States and political subdivisions	63,354		63,354
Total	$264,779	$	$264,779	$

December 31, 2020:
U.S. Treasuries	$20,124	$	$20,124	$
U.S. Government agencies	2,583		2,583
Mortgage-backed securities	72,676		72,676
Collateralized mortgage obligations	45,437		45,437
States and political subdivisions	39,310		39,310
Total	$180,130	$	$180,130	$

Impaired loans, which are measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of June 30, 2021 and December 31, 2020 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
June 30, 2021	$319	$	$	$319
December 31, 2020	493			493

Other real estate, which is measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of June 30, 2021 and December 31, 2020 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
June 30, 2021	$2,621	$0	$0	$2,621
December 31, 2020	3,475			3,475

The following table presents a summary of changes in the fair value of other real estate which is measured using level 3 inputs (in thousands):

	For the Six	For the Year
	Months Ended	Ended
	June 30, 2021	December 31, 2020
Balance, beginning of period	$3,475	$7,453

Loans transferred to ORE	14	753

Sales	(656)	(4,070)

Writedowns	(212)	(661)

Balance, end of period	$2,621	$3,475

The carrying value and estimated fair value of financial instruments, by level within the fair value hierarchy, at June 30, 2021 and December 31, 2020, are as follows (in thousands):

	Carrying	Fair Value Measurements Using
	Amount	Level 1	Level 2		Level 3		Total
June 30, 2021:
Financial Assets:
Cash and due from banks	$88,124	$88,124	$		$		$88,124
Available for sale securities	264,779			264,779			264,779
Held to maturity securities	102,706			104,485			104,485
Other investments	2,507	2,507					2,507
Federal Home Loan Bank stock	2,151			2,151			2,151
Loans, net	265,805					269,413	269,413
Cash surrender value of life insurance	19,913			19,913			19,913
Financial Liabilities:
Deposits:
Non-interest bearing	192,158	192,158					192,158
Interest bearing	456,811					457,367	457,367
Borrowings from Federal Home Loan Bank	918			1,193			1,193

	Carrying	Fair value Measuremeents Using
	Amount	Level 1	Level 2		Level 3		Total
December 31, 2020:
Financial Assets:
Cash and due from banks	$91,542	$91,542	$		$		$91,542
Available for sale securities	180,130			180,130			180,130
Held to maturity securities	75,688			78,474			78,474
Other investments	2,593	2,593					2,593
Federal Home Loan Bank stock	2,149			2,149			2,149
Loans, net	273,995					278,898	278,898
Cash surrender value of life insurance	19,609			19,609			19,609
Financial Liabilities:
Deposits:
Non-interest bearing	170,269	170,269					170,269
Interest bearing	380,229					380,733	380,733
Borrowings from Federal Home Loan Bank	969			1,316			1,316

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

New Accounting Pronouncements

The Financial Accounting Standards Board issued several accounting standards updates during the first two quarters of 2021, which have been disclosed in Note 1 to the Unaudited Consolidated Financial Statements. The Company does not expect that these updates discussed in the Notes will have a material impact on its financial position, results of operations or cash flows.

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

GAAP Reconciliation and Explanation

This Form 10-Q contains non-GAAP financial measures determined by methods other than in accordance with GAAP. Such non-GAAP financial measures include taxable equivalent interest income and taxable equivalent net interest income. Management uses these non-GAAP financial measures because it believes they are useful for evaluating our operations and performance over periods of time, as well as in managing and evaluating our business and in discussions about our operations and performance. Management believes these non-GAAP financial measures provide users of our financial information with a meaningful measure for assessing our financial results, as well as comparison to financial results for prior periods. These non-GAAP financial measures should not be considered as a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled financial measures used by other companies. A reconciliation of these operating performance measures to GAAP performance measures for the three months and six months ended June 30, 2021 and 2020 is included on the following page.

RECONCILIATION OF NON-GAAP PERFORMANCE MEASURES (In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Interest income reconciliation:
Interest income - taxable equivalent	$5,053	$4,867	$9,888	$9,917
Taxable equivalent adjustment	(58)	(36)	(112)	(79)

Interest income (GAAP)	$4,995	$4,831	$9,776	$9,838

Net interest income reconciliation:
Net interest income - taxable equivalent	$4,786	$4,485	$9,355	$8,924
Taxable equivalent adjustment	(58)	(36)	(112)	(79)

Net interest income (GAAP)	$4,728	$4,449	$9,243	$8,845

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

Assisting our customers during the pandemic is a priority. The Company granted modifications by extending payments 90 days to certain customers as a result of the economic challenges of business closures and unemployment resulting from COVID-19. We also actively participated in the Paycheck Protection Program (“PPP”), a specific stimulus resource designed to provide assistance to small businesses.

The Company reported net income of $789,000 for the second quarter of 2021 compared with a net loss of $277,000 for the second quarter of 2020. The Company reported net income of $5,119,000 for the first half of 2021 compared with net income of $846,000 for the first half of 2020. Results in the second quarter of 2021 included a decrease in the provision for loan losses which was partially offset by a decrease in non-interest income and an increase in non-interest expense as compared with the second quarter of 2020. Results for the first two quarters of 2021 included a large reduction in the provision for loan losses which was partially offset by a decrease in non-interest income and an increase in non-interest expense as compared with the first two quarters of 2020.

Managing the net interest margin is a key component of the Company’s earnings strategy. In March 2020, the Federal Reserve reduced rates by 150 basis points in two emergency moves to respond to the unprecedented economic disruptions of the COVID-19 pandemic. This material reduction in rates generally decreased total interest income and total interest expense in 2021. The Company has adopted new investment strategies to improve yields on its securities while not compromising duration or credit risk.

Monitoring asset quality, estimating potential losses in our loan portfolio and addressing non-performing loans continue to be a major focus of the Company. A provision for the allowance for loan losses of $22,000 was recorded in the second quarter of 2021 as compared with $1,333,000 for the second quarter of 2020. The provision in 2020, which was non-COVID-19 related, was primarily the result of specific events impacting one credit. A reduction in the allowance for losses of $4,831,000 was recorded for the first two quarters of 2021 as compared with a provision for the allowance for loan losses of $1,397,000 for the first two quarters of 2020. The Company is working diligently to address and reduce its non-performing assets. The Company’s nonaccrual loans totaled $2,455,000 and $3,027,000 at June 30, 2021 and December 31, 2020, respectively. Most of these loans are collateral-dependent, and the Company has rigorously evaluated the value of its collateral to determine potential losses.

Non-interest income decreased $78,000 for the second quarter of 2021 as compared with 2020 results. Results in 2020 included a non-recurring gain of $224,000 from the redemption of death benefits on bank owned life insurance. Non-interest income decreased $834,000 for the first two quarters of 2021 as compared with 2020 results. Results in 2020 included non-recurring gains on sales and calls of securities of $514,000 and a gain from the sale of banking house of $318,000, as well as the gain from the redemption of death benefits on bank owned life insurance.

Non-interest expense increased $446,000 for the quarter ended June 30, 2021 as compared with 2020 results. This increase for the second quarter of 2020 was primarily the result of the increase in salaries and employee benefits of $109,000, ATM expense of $43,000 and other expense of $250,000 in 2021 as compared with 2020. Non-interest expense increased $1,519,000 for the two quarters ended June 30, 2021 as compared with 2020 results. This increase for the two quarters ended June 30, 2021 was primarily the result of the increase in ATM expense of $43,000 and other expense of $1,376,000 in 2021 as compared with 2020.

Total assets at June 30, 2021 increased $99,714,000 as compared with December 31, 2020. Total deposits increased $98,471,000 primarily as governmental entities’ balances increased due to tax collections. This increase in deposits funded an increase in available for sale securities of $84,649,000 and held to maturity securities of $27,018,000.

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

Quarter Ended June 30, 2021 as Compared with Quarter Ended June 30, 2020

The Company’s average interest-earning assets increased approximately $108,684,000, or 19%, from approximately $588,972,000 for the second quarter of 2020 to approximately $697,656,000 for the second quarter of 2021. The Company’s average balance sheet increased primarily as average balances due from depository institutions increased approximately $21,057,000, average taxable held to maturity securities increased approximately $31,417,000 and average taxable available for sale securities increased approximately $58,283,000. These increases were funded by the increase in savings and interest-bearing DDA balances during the same period. The Company’s average loans decreased approximately $17,359,000 as principal payments, maturities and charge-offs, relating to existing loans, particularly forgiveness of PPP loans, exceeded new loans.

The average yield on interest-earning assets decreased by 41 basis points, from 3.31% for the second quarter of 2020 to 2.90% for the second quarter of 2021. This decrease is primarily due to the decrease in rates during 2020 discussed in the Overview.

Average interest-bearing liabilities increased approximately $63,563,000, or 16%, from approximately $390,278,000 for the second quarter of 2020 to approximately $453,841,000 for the second quarter of 2021. Average savings and interest bearing DDA deposits increased approximately $75,435,000 primarily as several large public fund customers maintained higher balances with our bank subsidiary in 2021 and some of the PPP loan proceeds were deposited into and maintained in customers’ accounts. Average time deposits decreased approximately $11,792,000 as some customers invested their matured time deposits in savings and interest-bearing DDA deposits.

The average rate paid on interest-bearing liabilities for the second quarter of 2020 was .39% as compared with .24% for the second quarter of 2021. This decrease is primarily due to decreased rates in 2020 discussed in the Overview.

The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 3.05% for the second quarter of 2020 as compared with 2.74% for the second quarter of 2021.

Six Months Ended June 30, 2021 as Compared with Six Months Ended June 30, 2020

The Company’s average interest-earning assets increased approximately $111,818,000, or 19%, from approximately $581,713,000 for the first two quarters of 2020 to approximately $693,531,000 for the first two quarters of 2021. The Company’s average balance sheet increased primarily as average balances due from depository institutions increased approximately $56,681,000, average taxable held to maturity securities increased approximately $24,016,000 and average taxable available for sale securities increased approximately $20,259,000. These increases were funded by the increase in savings and interest-bearing DDA balances during the same period.

The average yield on earning assets decreased from 3.41% for the first two quarters of 2020 to 2.85% for the first two quarters of 2021. This decrease is primarily the result of the decrease in rates during 2020 discussed in the Overview.

Average interest-bearing liabilities increased approximately $58,094,000, or 15%, from approximately $397,455,000 for the first two quarters of 2020 to approximately $455,549,000 for the first two quarters of 2021. Average savings and interest bearing DDA balances increased approximately $76,600,000 primarily as several large public fund customers maintained higher balances with our bank subsidiary in the current year and some of the PPP loan proceeds were deposited into and maintained in customers’ accounts. Average time deposits decreased approximately $17,103,000 as some customers invested their matured time deposits in savings and interest-bearing DDA deposits.

The average rate paid on interest-bearing liabilities for the first two quarters of 2020 was .50% compared with .23% for the first two quarters of 2021. This decrease is primarily due to the decreased rates in 2020 discussed in the Overview.

The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 3.07% for the first two quarters of 2020 as compared with 2.70% for the first two quarters of 2021.

The tables on the following pages analyze the changes in tax-equivalent net interest income for the quarters and six months ended June 30, 2021 and 2020.

Analysis of Average Balances, Interest Earned/Paid and Yield

(In Thousands)

	Quarter Ended June 30, 2021			Quarter Ended June 30, 2020
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate
Loans (2)(3)	$271,052	$3,075	4.54%	$288,411	$3,259	4.52%

Balances due from depository institutions	60,101	21	0.14%	39,044	14	0.14%

HTM:
Taxable	67,736	434	2.56%	36,319	276	3.04%
Non taxable (1)	29,497	222	3.01%	14,216	118	3.32%

AFS:
Taxable	261,247	1,254	1.92%	202,964	1,131	2.23%
Non taxable (1)	5,872	46	3.13%	5,879	58	3.95%
Other	2,151	1	0.19%	2,139	11	2.06%

Total	$697,656	$5,053	2.90%	$588,972	$4,867	3.31%
Savings & interest- bearing DDA	$388,917	$189	0.19%	$313,482	$193	0.25%

Time deposits	63,998	72	0.45%	75,790	183	0.97%

Borrowings from
FHLB	926	6	2.59%	1,006	6	2.39%

Total	$453,841	$267	0.24%	$390,278	$382	0.39%

Net tax-equivalent spread			2.66%			2.92%

Net tax-equivalent margin on earning assets			2.74%			3.05%

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 21% in 2021 and 2020. See disclosure of Non-GAAP financial measures on pages 28 and 29.

(2) Loan fees of $301 and $181 for 2021 and 2020, respectively, are included in these figures. Of the loan fees recognized in 2021, $115 was related to PPP loans.

(3) Average balance includes nonaccrual loans.

Analysis of Average Balances, Interest Earned/Paid and Yield

(In Thousands)

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate
Loans (2)(3)	$273,326	$6,329	4.63%	$276,018	$6,464	4.68%

Balances due from depository institutions	93,472	57	0.12%	36,791	169	0.92%

HTM:
Taxable	59,892	783	2.61%	35,876	551	3.07%
Non taxable (1)	28,213	433	3.07%	14,645	244	3.33%

AFS:
Taxable	230,538	2,191	1.90%	210,279	2,347	2.23%
Non taxable (1)	5,939	93	3.13%	5,967	130	4.36%
Other	2,151	2	0.19%	2,137	12	1.12%

Total	$693,531	$9,888	2.85%	$581,713	$9,917	3.41%
Savings & interest- bearing DDA	$391,652	$362	0.18%	$315,052	$506	0.32%

Time deposits	62,957	158	0.50%	80,060	469	1.17%

Borrowings from
FHLB	940	13	2.77%	2,343	18	1.54%

Total	$455,549	$533	0.23%	$397,455	$993	0.50%

Net tax-equivalent spread			2.62%			2.91%

Net tax-equivalent margin on earning assets			2.70%			3.07%

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 21% in 2021 and 2020. See disclosure of Non-GAAP financial measures on pages 28 and 29.

(2) Loan fees of $697 and $278 for 2021 and 2020, respectively, are included in these figures. Of the loan fees recognized in 2021, $484 were related to PPP loans.

(3) Average balance includes nonaccrual loans.

Analysis of Changes in Interest Income and Interest Expense

(In Thousands)

	For the Quarter Ended
	June 30, 2021 compared with June 30, 2020
	Volume	Rate	Rate/Volume	Total
Interest earned on:

Loans	$(196)	$13	$(1)	$(184)

Balances due from financial institutions	8	(1)		7

Held to maturity securities:
Taxable	239	(43)	(38)	158
Non taxable	127	(11)	(12)	104

Available for sale securities:
Taxable	325	(157)	(45)	123
Non taxable		(12)		(12)
Other		(10)		(10)

Total	$503	$(221)	$(96)	$186

Interest paid on:

Savings & interest-bearing
DDA	$46	$(41)	$(9)	$(4)

Time deposits	(28)	(98)	15	(111)

Borrowings from FHLB	(1)	1

Total	$17	$(138)	$6	$(115)

Analysis of Changes in Interest Income and Interest Expense

(In Thousands)

	For the Six Months Ended
	June 30, 2021 compared with June 30, 2020
	Volume	Rate	Rate/Volume	Total
Interest earned on:

Loans	$(63)	$(73)	$1	$(135)

Balances due from financial institutions	260	(147)	(225)	(112)

Held to maturity securities:
Taxable	369	(82)	(55)	232
Non taxable	226	(19)	(18)	189

Available for sale securities:
Taxable	226	(349)	(33)	(156)
Non taxable	(1)	(36)		(37)
Other		(10)		(10)

Total	$1,017	$(716)	$(330)	$(29)

Interest paid on:

Savings & interest-bearing
DDA	$123	$(215)	$(52)	$(144)

Time deposits	(100)	(268)	57	(311)

Borrowings from FHLB	(11)	14	(8)	(5)

Total	$12	$(469)	$(3)	$(460)

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

The Company’s analysis includes evaluating the current values of collateral securing all nonaccrual loans. Even though nonaccrual loans were $2,455,000 and $3,027,000 at June 30, 2021 and December 31, 2020, respectively, a specific reserve of only $50,000 has been allocated to these loans as collateral values appear sufficient to cover loan losses or the loan balances have been charged down to their realizable value.

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

In addition to the factors considered when assessing risk in the loan portfolio which are identified in the Notes to the Consolidated Financial Statements included in the Company’s 2020 Annual Report, the Company included the potential negative impact of COVID-19 on its loan portfolio, particularly the gaming and hotel/motel concentrations, in performing this risk assessment as of June 30, 2021. As of June 30, 2021, a general reserve of approximately $303,000 was allocated to non-classified loans as a result of COVID-19. As of June 30, 2021, no specific reserves were allocated to classified loans as a result of COVID-19 as customers in potential vulnerable industries have resources through business interruption insurance, proceeds from PPP other loan programs and/or have been able to begin to return to normal operations in recent months.

The Company’s on-going, systematic evaluation resulted in the Company recording a provision for the allowance for loan losses of $22,000 and $1,333,000 for the second quarters of 2021 and 2020, respectively, and $1,397,000 for the first two quarters of 2020, respectively. As a result of a recovery of $4,510,000 realized during the first quarter of 2021, the Company recorded a reduction of the allowance for loan losses of $4,831,000 for the first two quarters of 2021. The provision in the second quarter of 2020 was the direct result of the allocation of a specific reserve of $1,135,000 to one credit that was on nonaccrual and in bankruptcy. The negative provision in 2021 is primarily the result of a $4,510,000 recovery realized during the first quarter on a loan in the real estate, mortgage segment. The allowance for loan losses as a percentage of loans was 1.53% and 1.59% at June 30, 2021 and December 31, 2020, respectively. The Company believes that its allowance for loan losses is appropriate as of June 30, 2021.

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

Non-interest income

Quarter Ended June 30, 2021 as Compared with Quarter Ended June 30, 2020

Non-interest income decreased $78,000 for the second quarter of 2021 as compared with the second quarter of 2020. Results in the second quarter of 2020 included non-recurring other income as the Company realized a gain from death benefits from life insurance of $224,000 as compared with 2021. This decrease was partially offset by the increase in service charges on deposit accounts of $128,000 as customer transactions begin to return to pre-COVID-19 activity.

Six Months Ended June 30, 2021 as Compared with Six Months Ended June 30, 2020

Non-interest income decreased $834,000 for the first two quarters of 2021 as compared with the first two quarters of 2020. Results for the first two quarters of 2020 included non-recurring gains from the sale of securities of $514,000 and an increase in other income of $527,000 as the Company realized a gain from death benefits from life insurance of $224,000 and a gain from the sale of banking house of $318,000 as compared with 2021. This decrease was partially offset by the increase in Trust department income and fees of $124,000

Non-interest expense

Quarter Ended June 30, 2021 as Compared with Quarter Ended June 30, 2020

Total non-interest expense increased $446,000 for the second quarter of 2021 as compared with the second quarter of 2020. In 2021, salaries and employee benefits increased $109,000, ATM expenses increased $43,000 and other expense increased $250,000 as compared with 2020.

Salaries and employee benefits increased as a result of costs associated with the retiree health plan.

ATM expense increased as costs associated with debit card processing increased since conversion to a new provider.

Other expenses primarily increased due to non-recurring legal and consulting costs relating to the contested 2021 annual shareholders’ meeting.

Six Months Ended June 30, 2021 as Compared with Six Months Ended June 30, 2020

Total non-interest expense increased $1,519,000 for the first two quarters of 2021 as compared with the first two quarters of 2020. In 2021, ATM expenses increased $153,000 and other expense increased $1,376,000.

ATM expense increased as costs associated with debit card processing increased since conversion to a new provider.

Other expenses primarily increased due to the settlement of a lawsuit for $1,125,000 and an increase in non-recurring legal and consulting costs relating to the contested 2021 annual shareholders’ meeting.

Income Taxes

At December 31, 2014, the Company established a full valuation allowance on its deferred tax assets. Until such time as the Company returns to sustained earnings, and it is determined that it is more likely than not that the deferred tax asset will be realized, no income tax benefit or expense will generally be recorded.

FINANCIAL CONDITION

Available for sale securities increased $84,649,000 and held to maturity securities increased $27,018,000 at June 30, 2021, as compared with December 31, 2020. The large increase in total deposits, specifically public funds, was invested in securities.

Total deposits increased $98,471,000 at June 30, 2021, as compared with December 31, 2020. Typically, significant increases or decreases in total deposits and/or significant fluctuations among the different types of deposits from quarter to quarter are anticipated by Management as customers in the casino industry and county and municipal entities reallocate their resources periodically. In addition, some of the PPP loan proceeds were deposited into and maintained in customers’ accounts.

SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY

Strength, security and stability have been the hallmark of the Company since its founding in 1985 and of its bank subsidiary since its founding in 1896. A strong capital foundation is fundamental to the continuing prosperity of the Company and the security of its customers and shareholders.

As of June 30, 2021, the most recent notification from the Federal Deposit Insurance Corporation categorized the bank subsidiary as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the bank subsidiary must have a Total risk-based capital ratio of 10.00% or greater, a Common Equity Tier 1 Capital ratio of 6.50% or greater, a Tier 1 risk-based capital ratio of 8.00% or greater and a Leverage capital ratio of 5.00% or greater. The Company must have a capital conservation buffer above these requirements of 2.50%. There are no conditions or events since that notification that Management believes have changed the bank subsidiary’s category.

The Company’s actual capital amounts and ratios and required minimum capital amounts and ratios as of June 30, 2021 and December 31, 2020, are as follows (in thousands):

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
June 30, 2021:
Total Capital (to Risk Weighted Assets)	$97,601	22.93%	$34,050	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	93,473	21.96%	19,153	4.50%
Tier 1 Capital (to Risk Weighted Assets)	93,473	21.96%	25,537	6.00%
Tier 1 Capital (to Average Assets)	93,473	13.02%	28,715	4.00%

December 31, 2020:
Total Capital (to Risk Weighted Assets)	$93,268	23.00%	$32,442	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	88,842	21.91%	18,249	4.50%
Tier 1 Capital (to Risk Weighted Assets)	88,842	21.91%	24,331	6.00%
Tier 1 Capital (to Average Assets)	88,842	14.70%	25,255	4.00%

The actual capital amounts and ratios and required minimum capital amounts and ratios for the Bank as of June 30, 2021 and December 31, 2020, are as follows (in thousands):

			For Capital Adequacy
	Actual		Purposes		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2021:
Total Capital (to Risk Weighted Assets)	$91,606	21.65%	$33,848	8.00%	$42,310	10.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	87,478	20.68%	19,040	4.50%	27,502	6.50%
Tier 1 Capital (to Risk Weighted Assets)	87,478	20.68%	25,386	6.00%	33,848	8.00%
Tier 1 Capital (to Average Assets)	87,478	11.43%	30,602	4.00%	38,252	5.00%

December 31, 2020:
Total Capital (to Risk Weighted Assets)	$90,559	22.87%	$31,683	8.00%	$39,603	10.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	86,133	21.75%	17,821	4.50%	25,742	6.50%
Tier 1 Capital (to Risk Weighted Assets)	86,133	21.75%	23,762	6.00%	31,683	8.00%
Tier 1 Capital (to Average Assets)	86,133	12.53%	27,504	4.00%	34,380	5.00%

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

The Company actively participated in the PPP, facilitating approximately $35 million in funding. As an additional liquidity resource for this funding, the Company was approved to participate in the Federal Reserve Bank’s PPP Liquidity Facility.

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

Item 4: Controls and Procedures

As of June 30, 2021, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the period ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

The Bank is involved in various legal matters and claims which are being defended and handled in the ordinary course of business. None of these matters is expected, in the opinion of Management, to have a material adverse effect upon the financial position or results of operations of the Company. However, as discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, during the six months ended June 30, 2021, the Company settled a lawsuit for $1,125,000 after consulting with legal counsel in the long-term best interest of the Company.

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
Exhibit 101

The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Condition at June 30, 2021 and December 31, 2020, (ii) Consolidated Statements of Operations for the quarters and six months ended June 30, 2021 and 2020, (iii) Consolidated Statements of Comprehensive Income (Loss)for the quarters and six months ended June 30, 2021 and 2020, (iv) Consolidated Statement of Changes in Shareholders’ Equity for the quarters ended March 31, 2020 and June 30, 2020 and March 31, 2021 and June 30, 2021, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020 and (vi) Notes to the Unaudited Consolidated Financial Statements for the six months ended June 30, 2021 and 2020.

Exhibit 104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL CORPORATION

(Registrant)

Date:	August 11, 2021

By:	/s/ Chevis C. Swetman

Chevis C. Swetman

Chairman, President and Chief Executive Officer

(principal executive officer)

Date:	August 11, 2021

By:	/s/ Lauri A. Wood

Lauri A. Wood

Chief Financial Officer and Controller

(principal financial and accounting officer)