Form 10-Q
period 2021-09-30
PEOPLES FINANCIAL CORP /MS/
filed 2021-11-10
CIK 770460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	001-12103

PEOPLES FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Mississippi	64-0709834
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Lameuse and Howard Avenues, Biloxi, Mississippi	39533
(Address of principal executive offices)	(Zip Code)

(228) 435-5511
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	PFBX	None

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date. Peoples Financial Corporation has only one class of common stock authorized. At October 29, 2021 there were 15,000,000 shares of $1 par value common stock authorized, with 4,868,957 shares issued and outstanding.

Part 1 – Financial Information

Item 1: Financial Statements

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition

(in thousands except share data)

	September 30, 2021	December 31, 2020
	(unaudited)	(audited)

Assets
Cash and due from banks	$66,965	$91,542

Available for sale securities	354,166	180,130

Held to maturity securities, fair value of $112,324 at September 30, 2021; $78,474 at December 31, 2020	110,563	75,688

Other investments	2,447	2,593

Federal Home Loan Bank Stock, at cost	2,152	2,149

Loans	251,046	278,421

Less: Allowance for loan losses	3,971	4,426

Loans, net	247,075	273,995

Bank premises and equipment, net of accumulated depreciation	15,672	15,679

Other real estate	2,525	3,475

Accrued interest receivable	2,761	2,100

Cash surrender value of life insurance	20,028	19,609

Other assets	965	1,066

Total assets	$825,319	$668,026

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition (continued)

(in thousands except share data)

	September 30, 2021	December 31, 2020
	(unaudited)	(audited)
Liabilities and Shareholders' Equity
Liabilities:

Deposits:

Demand, non-interest bearing	$201,040	$170,269

Savings and demand, interest bearing	420,647	319,165

Time, $100,000 or more	62,730	38,581

Other time deposits	21,603	22,483

Total deposits	706,020	550,498

Borrowings from Federal Home Loan Bank	903	969

Employee and director benefit plans liabilities	19,042	18,882

Other liabilities	2,882	2,811

Total liabilities	728,847	573,160

Shareholders' Equity:
Common stock, $1 par value, 15,000,000 shares authorized, 4,878,557 issued and outstanding at September 30, 2021 and December 31, 2020	4,879	4,879

Surplus	65,780	65,780

Undivided profits	24,073	18,335

Accumulated other comprehensive income, net of tax	1,740	5,872

Total shareholders' equity	96,472	94,866

Total liabilities and shareholders' equity	$825,319	$668,026

See notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Operations

(in thousands except per share data)(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest income:
Interest and fees on loans	$3,156	$3,242	$9,485	$9,706

Interest and dividends on securities:

U.S. Treasuries	199	91	436	594

U.S. Government agencies	26	42	77	174

Mortgage-backed securities	504	564	1,531	2,058

States and political subdivisions	1,031	600	2,745	1,449

Collateralized mortgage obligations	235	104	595	319

Other investments	5	13	7	25

Interest on balances due from depository institutions	28	27	84	196

Total interest income	5,184	4,683	14,960	14,521

Interest expense:
Deposits	149	312	670	1,287

Borrowings from Federal Home Loan Bank	6	8	18	26

Total interest expense	155	320	688	1,313

Net interest income	5,029	4,363	14,272	13,208

Provision for (reduction of) allowance for loan losses	(173)	4,551	(5,004)	5,948

Net interest income (loss) after provision for (reduction of) allowance for loan losses	$5,202	$(188)	$19,276	$7,260

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Operations (continued)

(in thousands except per share data)(unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021	2020
Non-interest income:
Trust department income and fees		$487		$461	$1,387	$1,237

Service charges on deposit accounts		908		875	2,683	2,597

Gain on liquidation, sales and calls of securities				24	5	538

Increase in cash surrender value of life insurance		108		109	323	326

Other income		160		125	450	915

Total non-interest income		1,663		1,594	4,848	5,613
Non-interest expense:
Salaries and employee benefits		2,632		2,538	7,768	7,723

Net occupancy		540		479	1,443	1,388

Equipment rentals, depreciation and maintenance		746		829	2,281	2,363

FDIC and state banking assessments		119		102	315	278

Data processing		345		300	1,053	936

ATM expense		251		215	802	613

Other real estate expense		100		523	383	889

Loss from other investments		60		18	146	69

Other expense		761		664	3,503	2,030

Total non-interest expense		5,554		5,668	17,694	16,289

Income (loss) before income taxes		1,311		(4,262)	6,430	(3,416)
Income tax		204			204

Net income (loss)		$1,107		$(4,262)	$6,226	$(3,416)

Basic and diluted earnings (loss) per share		$.23		$(.87)	$1.28	$(.70)
Dividends declared per share	$		$		$.10	$.02

See notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net income (loss)	$1,107	$(4,262)	$6,226	$(3,416)

Other comprehensive income (loss):

Net unrealized gain (loss) on available for sale securities	(817)	(37)	(4,127)	4,477

Reclassification adjustment for realized gain on available for sale securities called or sold		(24)	(5)	(538)

Total other comprehensive income (loss)	(817)	(61)	(4,132)	3,939

Total comprehensive income (loss)	$290	$(4,323)	$2,094	$523

See notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

(in thousands except share data)

					Accumulated
	Number of				Other
	Common	Common		Undivided	Comprehensive
	Shares	Stock	Surplus	Profits	Income (Loss)	Total

Balance, January 1, 2020	4,943,186	$4,943	$65,780	$21,855	$2,545	$95,123
Net income				1,123		1,123
Other comprehensive income					3,877	3,877
Stock repurchase	(50,125)	(50)		(530)		(580)

Balance, March 31, 2020	4,893,061	4,893	65,780	22,448	6,422	99,543
Net loss				(277)		(277)
Other comprehensive income					123	123
Stock repurchase	(9,400)	(9)		(85)		(94)
Dividends ($ .02 per share)				(98)		(98)

Balance, June 30, 2020	4,883,661	4,884	65,780	21,988	6,545	99,197
Net loss				(4,262)		(4,262)
Other comprehensive loss					(61)	(61)
Stock repurchase	(5,104)	(5)		(56)		(61)

Balance, September 30, 2020	4,878,557	$4,879	$65,780	$17,670	$6,484	$94,813

Balance, January 1, 2021	4,878,557	$4,879	$65,780	$18,335	$5,872	$94,866
Net income				4,330		4,330
Other comprehensive loss					(4,248)	(4,248)
Dividends ($ .10 per share)				(488)		(488)

Balance, March 31, 2021	4,878,557	4,879	65,780	22,177	1,624	94,460
Net income				789		789
Other comprehensive income					933	933

Balance, June 30, 2021	4,878,557	4,879	65,780	22,966	2,557	96,182
Net income				1,107		1,107
Other comprehensive loss					(817)	(817)

Balance, September 30, 2021	4,878,557	$4,879	$65,780	$24,073	$1,740	$96,472

Note: Balances as of January 1, 2020 and 2021 were audited.

See notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands) (unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$6,226	$(3,416)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation	1,368	1,469

Provision for (reduction of) allowance for loan losses	(5,004)	5,948

Writedown of other real estate	299	555

Loss on sales of other real estate	1	123

Loss from other investments	146	69

Amortization of held to maturity securities	311	198

Amortization (accretion) of available for sale securities	210	(65)

Gain on sales and calls of securities	(5)	(538)

Gain on sale of banking house		(318)

Change in accrued interest receivable	(661)	(1,090)

Increase in cash surrender value of life insurance	(323)	(326)

Gain from death benefits from life insurance		(224)

Change in other assets	101	51

Change in employee and director benefit plan liabilities and other liabilities	231	1,530
Net cash provided by operating activities	$2,900	$3,966

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(in thousands) (unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from investing activities:
Proceeds from maturities, sales and calls of available for sale securities	$45,769	$171,795

Proceeds from maturities of held to maturity securities	3,852	7,390

Purchases of available for sale securities	(224,142)	(155,160)

Purchases of held to maturity securities	(39,038)	(18,563)

Purchases of Federal Home Loan Bank stock	(3)	(18)

Proceeds from sales of other real estate	664	1,977

Proceeds from insurance on other real estate		77

Loans, net change	31,910	(23,372)

Acquisition of bank premises and equipment	(1,361)	(135)

Proceeds from sale of banking house		547

Proceeds from death benefits from life insurance		548

Investment in cash surrender value of life insurance	(96)	(73)

Net cash used in investing activities	(182,445)	(14,987)

Cash flows from financing activities:
Demand and savings deposits, net change	132,253	121,711

Time deposits, net change	23,269	(26,136)

Borrowings from Federal Home Loan Bank	22	59,500

Repayments to Federal Home Loan Bank	(88)	(62,043)

Cash dividends paid	(488)	(98)

Stock repurchase		(735)
Net cash provided by financing activities	154,968	92,199
Net increase (decrease) in cash and cash equivalents	(24,577)	81,178
Cash and cash equivalents, beginning of period	91,542	29,424
Cash and cash equivalents, end of period	$66,965	$110,602

See notes to consolidated financial statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2021 and 2020

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

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the financial position of the Company and its subsidiaries as of September 30, 2021 and the results of their operations and their cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2020 Annual Report and Form 10-K.

The results of operations for the quarter or nine months ended September 30, 2021, are not necessarily indicative of the results to be expected for the full year.

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

Accounting Standards Update – In August 2021, the Financial Accounting Standards Board issued Accounting Standards Update 2021-06 (“ASU 2021-06”), Presentation of Financial Statements (Topic 205), Financial Services – Depository and Lending (Topic 942), and Financial Services – Investment Companies (Topic 946). The FASB issued ASU 2021-06 to amend Securities and Exchange Commission (“SEC”) paragraphs in the Accounting Standards Codification to reflect the issuance of SEC Release No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants. The update is effective upon issuance. The adoption of this ASU will impact disclosures in the Annual Report on Form 10-K only.

2. Earnings Per Share:

Per share data is based on the weighted average shares of common stock outstanding of 4,878,557 and 4,898,051 for the nine months ended September 30, 2021 and 2020, respectively. Per share data is based on the weighted average shares of common stock outstanding of 4,878,557 and 4,882,940 for the quarters ended September 30, 2021 and 2020, respectively.

3. Statements of Cash Flows:

The Company has defined cash and cash equivalents as cash and due from banks. The Company paid $697,154 and $1,331,012 for the nine months ended September 30, 2021 and 2020, respectively, for interest on deposits and borrowings. Income tax payments of $165,000 were made during the nine months ended September 30, 2021. No income tax payments were made during the nine months ended September 30, 2020. Loans in the amount of $13,648 were transferred to other real estate during the nine months ended September 30, 2021. No loans were transferred to other real estate during the nine months ended September 30, 2020.

4. Investments:

The amortized cost and fair value of securities at September 30, 2021 and December 31, 2020, are as follows (in thousands):

		Gross	Gross
		Unrealized	Unrealized
September 30, 2021	Amortized Cost	Gains	Losses	Fair Value

Available for sale securities:

U.S. Treasuries	$73,846	$410	$(215)	$74,041

U.S. Government agencies	2,500	20		2,520

Mortgage-backed securities	64,738	1,679	(286)	66,131

Collateralized mortgage obligations	127,761	1,074	(530)	128,305

States and political subdivisions	84,136	341	(1,308)	83,169

Total available for sale securities	$352,981	$3,524	$(2,339)	$354,166

Held to maturity securities:

States and political subdivisions	$110,563	$2,146	$(385)	$112,324

Total held to maturity securities	$110,563	$2,146	$(385)	$112,324

		Gross	Gross
		Unrealized	Unrealized
December 31, 2020	Amortized Cost	Gains	Losses	Fair Value

Available for sale securities:

U.S. Treasuries	$19,999	$125	$	$20,124

U.S. Government agencies	2,500	83		2,583

Mortgage-backed securities	69,485	3,237	(46)	72,676

Collateralized mortgage obligations	44,230	1,207		45,437

States and political subdivisions	38,600	751	(41)	39,310

Total available for sale securities	$174,814	$5,403	$(87)	$180,130

Held to maturity securities:

States and political subdivisions	$75,688	$2,809	$(23)	$78,474

Total held to maturity securities	$75,688	$2,809	$(23)	$78,474

The amortized cost and fair value of debt securities at September 30, 2021 (in thousands), by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale securities:
Due in one year or less	$565	$565
Due after one year through five years	929	937
Due after five years through ten years	95,419	95,437
Due after ten years	63,569	62,791
Mortgage-backed securities	64,738	66,131
Collalaterized mortgage obligations	127,761	128,305
Totals	$352,981	$354,166

Held to maturity securities:
Due in one year or less	$4,582	$4,612
Due after one year through five years	18,567	19,215
Due after five years through ten years	42,605	43,042
Due after ten years	44,809	45,455
Totals	$110,563	$112,324

Available for sale and held to maturity securities with gross unrealized losses at September 30, 2021 and December 31, 2020, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows (in thousands):

	Less Than Twelve Months		Over Twelve Months			Total
		Gross			Gross		Gross
		Unrealized			Unrealized		Unrealized
	Fair Value	Losses	Fair Value		Losses	Fair Value	Losses
September 30, 2021:
U.S. Treasuries	$29,583	$215	$		$	$29,583	$215

Mortgage-backed securities	10,618	286				10,618	286

Collateralized mortgage obligations	52,550	530				52,550	530

States and political subdivisions	90,079	1,634		1,220	59	91,299	1,693

TOTAL	$182,830	$2,665		$1,220	$59	$184,050	$2,724

December 31, 2020:
Mortgage-backed securities	6,278	30		1,619	16	7,897	46

States and political subdivisions	12,335	64				12,335	64

TOTAL	$18,613	$94		$1,619	$16	$20,232	$110

At September 30, 2021, 1 of the 6 U.S. Treasuries, 3 of the 46 mortgage-backed securities, 13 of the 33 collateralized mortgage obligations and 78 of the 213 securities issued by states and political subdivisions contained unrealized losses.

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

Proceeds from sales of available for sale securities were $28,457,360 during the nine months ended September 30, 2020. Available for sale debt securities were sold for a realized gain of $538,907 for the nine months ended September 30, 2020. There were no sales of available for sale debt securities for the nine months ended September 30, 2021.

Securities with a fair value of $325,329,037 and $206,544,282 at September 30, 2021 and December 31, 2020, respectively, were pledged to secure public deposits, federal funds purchased and other balances required by law.

5. Loans:

The composition of the loan portfolio at September 30, 2021 and December 31, 2020, is as follows (in thousands):

	September 30, 2021	December 31, 2020

Gaming	$14,364	$18,765

Hotel/motel	49,902	45,499

Real estate, construction	26,980	26,609

Real estate, mortgage	128,633	144,276

Commercial and industrial	23,772	37,429

Other	7,395	5,843

Total	$251,046	$278,421

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), a stimulus package intended to provide relief to businesses and consumers in the United States struggling as a result of COVID-19, was signed into law. A provision in the CARES Act included funding for the creation of the Paycheck Protection Program (“PPP”). PPP is intended to provide loans to small businesses to pay their employees, rent, mortgage interest and utilities. The Company worked with its customers to close 363 PPP loans for a total outstanding balance of $22,445,026 as of June 30, 2020. As of September 30, 2021, 4 loans with a balance of $1,090,452 were outstanding. Additional funds were provided in 2021 legislation for another round of PPP loans. Under this new round, as of September 30, 2021, 80 loans with a balance of $5,539,326 were outstanding. All PPP loans are reported in the commercial and industrial segment within the loan portfolio.

The age analysis of the loan portfolio, segregated by class of loans, as of September 30, 2021 and December 31, 2020, is as follows (in thousands):

											Loans Past
											Due Greater
	Number of Days Past Due										Than 90
					Greater		Total			Total	Days &
		30 - 59		60 - 89	Than 90		Past Due		Current	Loans	Still Accruing
September 30, 2021:
Gaming	$		$		$		$		$14,364	$14,364	$
Hotel/motel									49,902	49,902
Real estate, construction				8				8	26,972	26,980
Real estate, mortgage		586		51		64		701	127,932	128,633
Commercial and industrial									23,772	23,772
Other		12						12	7,383	7,395

Total		$598		$59		$64		$721	$250,325	$251,046	$
December 31, 2020:
Gaming	$		$		$		$		$18,765	$18,765	$
Hotel/motel									45,499	45,499
Real estate, construction		277						277	26,332	26,609
Real estate, mortgage		2,865		263		118		3,246	141,030	144,276
Commercial and industrial		80						80	37,349	37,429
Other		63						63	5,780	5,843

Total		$3,285		$263		$118		$3,666	$274,755	$278,421	$

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

An analysis of the loan portfolio by loan grade, segregated by class of loans, as of September 30, 2021 and December 31, 2020, is as follows (in thousands):

	Loans With A Grade Of:
	A, B or C	S		D		E		F	Total
September 30, 2021:
Gaming	$14,364	$		$		$		$	$14,364

Hotel/motel	49,902								49,902

Real estate, construction	26,568				8		404		26,980

Real estate, mortgage	115,345		7,778		3,417		2,093		128,633

Commercial and industrial	19,364		4,347		29		32		23,772

Other	7,381				14				7,395

Total	$232,924		$12,125		$3,468		$2,529	$	$251,046

December 31, 2020:
Gaming	$15,938	$			$2,827	$		$	$18,765

Hotel/motel	45,499								45,499

Real estate, construction	26,098				61		450		26,609

Real estate, mortgage	129,825		7,977		3,741		2,733		144,276

Commercial and industrial	31,810		5,525		45		49		37,429

Other	5,822				21				5,843

Total	$254,992		$13,502		$6,695		$3,232	$	$278,421

A loan may be impaired but not on nonaccrual status when the loan is well secured and in the process of collection. Total loans on nonaccrual as of September 30, 2021 and December 31, 2020, are as follows (in thousands):

	September 30, 2021	December 31, 2020

Real estate, construction	$329	$346

Real estate, mortgage	2,021	2,656

Commercial and industrial	11	25

Total	$2,361	$3,027

The CARES Act also addressed COVID-19-related loan modifications and specified that such modifications executed between March 1, 2020 and the earlier of (i) 60 days after the date of the termination of the national emergency declared by the President and (ii) December 31, 2020, on loans that were current as of December 31, 2019, are not TDR’s. Additionally, under guidance from the federal banking agencies encouraging financial institutions to work prudently with borrowers, other short-term modifications made on a good faith basis in response to COVID-19 to borrowers that were current prior to any relief are not TDRs. During 2020, the Company modified 249 loans with a total balance of $95,010,325 for certain customers by extending payments for 90 days or granting interest only payments for 3 – 6 months as a result of the impact of COVID-19. Accordingly, such loans were not classified as troubled debt restructurings. As of September 30, 2021, all extensions have expired and the customers have resumed making regular payments.

Prior to 2020, certain loans were modified by granting interest rate concessions to these customers with such loans being classified as troubled debt restructurings. During 2020 and 2021, the Company did not restructure any additional loans. Specific reserves of $50,000 were allocated to troubled debt restructurings as of September 30, 2021 and December 31, 2020. The Bank had no commitments to lend additional amounts to customers with outstanding loans classified as troubled debt restructurings as of September 30, 2021 and December 31, 2020.

Impaired loans, which include loans classified as nonaccrual and troubled debt restructurings, segregated by class of loans, as of September 30, 2021 and December 31, 2020, are as follows (in thousands):

	Unpaid Principal Balance	Recorded Investment	Related Allowance		Average Recorded Investment	Interest Income Recognized
September 30, 2021:
With no related allowance recorded:
Real estate, construction	$136	$136	$		$135	$
Real estate, mortgage	2,561	2,561			2,705		21
Total	2,697	2,697			2,840		21

With a related allowance recorded:
Real estate, construction	193	193		106	199
Real estate, mortgage	201	201		70	204		5
Commercial and industrial	11	11		4	18
Total	405	405		180	421		5

Total by class of loans:
Real estate, construction	329	329		106	334
Real estate, mortgage	2,762	2,762		70	2,909		26
Commercial and industrial	11	11		4	18

Total	$3,102	$3,102		$180	$3,261		$26

	Unpaid Principal Balance	Recorded Investment	Related Allowance		Average Recorded Investment	Interest Income Recognized
December 31, 2020:
With no related allowance recorded:
Real estate, construction	$304	$239	$		$246	$11
Real estate, mortgage	3,112	3,112			3,496	39

Total	3,416	3,351			3,742	50

With a related allowance recorded:
Real estate, construction	211	211		20	214
Real estate, mortgage	253	253		76	250	6
Commercial and industrial	25	25		4	31

Total	489	489		100	495	6

Total by class of loans:
Real estate, construction	515	450		20	460	11
Real estate, mortgage	3,365	3,365		76	3,746	45
Commercial and industrial	25	25		4	31

Total	$3,905	$3,840		$100	$4,237	$56

6. Allowance for Loan Losses:

Transactions in the allowance for loan losses for the quarters and nine months ended September 30, 2021 and 2020, and the balances of loans, individually and collectively evaluated for impairment, as of September 30, 2021 and 2020, are as follows (in thousands):

	Gaming		Hotel/Motel		Real Estate, Construction	Real Estate, Mortgage	Commercial and Industrial	Other		Total
For the Nine Months Ended September 30, 2021:
Allowance for Loan Losses:
Beginning balance		$186		$754	$111	$2,849	$417		$109	$4,426
Charge-offs					(2)	(2)			(220)	(224)
Recoveries					18	4,565	89		101	4,773
Provision		(1)		138	105	(5,167)	(172)		93	(5,004)
Ending Balance		$185		$892	$232	$2,245	$334		$83	$3,971

For the Quarter Ended September 30, 2021:
Allowance for Loan Losses:
Beginning Balance		$190		$939	$177	$2,336	$357		$129	$4,128
Charge-offs									(85)	(85)
Recoveries						55	14		32	101
Provision		(5)		(47)	55	(146)	(37)		7	(173)
Ending Balance		$185		$892	$232	$2,245	$334		$83	$3,971

Allowance for Loan Losses, September 30, 2021:
Ending balance: individually evaluated for impairment	$		$		$106	$123	$33	$		$262
Ending balance: collectively evaluated for impairment		$185		$892	$126	$2,122	$301		$83	$3,709

Total Loans, September 30, 2021:
Ending balance: individually evaluated for impairment	$		$		$412	$5,510	$61		$14	$5,997
Ending balance: collectively evaluated for impairment		$14,364		$49,902	$26,568	$123,123	$23,711		$7,381	$245,049

	Gaming		Hotel/Motel		Real Estate, Construction	Real Estate, Mortgage	Commercial and Industrial	Other	Total
For the Nine Months Ended September 30, 2020:
Allowance for Loan Losses:
Beginning balance		$223		$779	$102	$2,454	$553	$96	$4,207
Charge-offs					(17)	(5,472)	(261)	(188)	(5,938)
Recoveries					24		28	132	184
Provision		(34)		(38)	(15)	5,845	120	70	5,948
Ending Balance		$189		$741	$94	$2,827	$440	$110	$4,401

For the Quarter Ended September 30, 2020:
Allowance for Loan Losses:
Beginning Balance		$208		$739	$83	$3,748	$448	$103	$5,329
Charge-offs					(17)	(5,464)	(13)	(48)	(5,542)
Recoveries					24		5	34	63
Provision		(19)		2	4	4,543		21	4,551
Ending Balance		$189		$741	$94	$2,827	$440	$110	$4,401

Allowance for Loan Losses, September 30, 2020:
Ending balance: individually evaluated for impairment	$		$		$20	$249	$15	$5	$289
Ending balance: collectively evaluated for impairment		$189		$741	$74	$2,578	$425	$105	$4,112

Total Loans, September 30, 2020:
Ending balance: individually evaluated for impairment		$2,827	$		$527	$7,661	$75	$16	$11,106
Ending balance: collectively evaluated for impairment		$17,033		$45,735	$25,084	$137,178	$45,285	$5,146	$275,461

7. Deposits:

Time deposits of $250,000 or more totaled approximately $45,089,000 and $20,564,000 at September 30, 2021 and December 31, 2020, respectively.

8. Shareholders’ Equity:

On March 24, 2021, the Board of Directors declared a dividend of $.10 per share, which was payable on April 8, 2021, to shareholders of record as of April 5, 2021.

On April 28, 2021, the Board of Directors approved the repurchase of 200,000 of the outstanding shares of the Company’s common stock. As of September 30, 2021, no shares had yet been purchased under this plan. Subsequent to September 30, 2021, the Company repurchased and retired 200,000 shares under this plan for a total cost of $3,375,309.

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

The balances of available for sale securities, which are the only assets measured at fair value on a recurring basis, by level within the fair value hierarchy and by investment type, as of September 30, 2021 and December 31, 2020 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
September 30, 2021:
U.S. Treasuries	$74,041	$	$74,041	$
U.S. Government agencies	2,520		2,520
Mortgage-backed securities	66,131		66,131
Collateralized mortgage obligations	128,305		128,305
States and political subdivisions	83,169		83,169
Total	$354,166	$	$354,166	$

December 31, 2020:
U.S. Treasuries	$20,124	$	$20,124	$
U.S. Government agencies	2,583		2,583
Mortgage-backed securities	72,676		72,676
Collateralized mortgage obligations	45,437		45,437
States and political subdivisions	39,310		39,310
Total	$180,130	$	$180,130	$

Impaired loans, which are measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of September 30, 2021 and December 31, 2020 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
September 30, 2021	$225	$	$	$225
December 31, 2020	493			493

Other real estate, which is measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of September 30, 2021 and December 31, 2020 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
September 30, 2021	$2,525	$	$	$2,525
December 31, 2020	3,475			3,475

The following table presents a summary of changes in the fair value of other real estate which is measured using level 3 inputs (in thousands):

	For the Nine	For the Year
	Months Ended	Ended
	September 30, 2021	December 31, 2020
Balance, beginning of period	$3,475	$7,453

Loans transferred to ORE	14	753

Sales	(665)	(4,070)

Writedowns	(299)	(661)

Balance, end of period	$2,525	$3,475

The carrying value and estimated fair value of financial instruments, by level within the fair value hierarchy, at September 30, 2021 and December 31, 2020, are as follows (in thousands):

	Carrying	Fair Value Measurements Using
	Amount	Level 1	Level 2		Level 3		Total
September 30, 2021:
Financial Assets:
Cash and due from banks	$66,965	$66,965	$		$		$66,965
Available for sale securities	354,166			354,166			354,166
Held to maturity securities	110,563			112,324			112,324
Other investments	2,447	2,447					2,447
Federal Home Loan Bank stock	2,152			2,152			2,152
Loans, net	247,075					249,973	249,973
Cash surrender value of life insurance	20,028			20,028			20,028
Financial Liabilities:
Deposits:
Non-interest bearing	201,040	201,040					201,040
Interest bearing	504,980					506,548	506,548
Borrowings from Federal Home Loan
Bank	903			1,161			1,161

	Carrying	Fair value Measuremeents Using
	Amount	Level 1	Level 2		Level 3		Total
December 31, 2020:
Financial Assets:
Cash and due from banks	$91,542	$91,542	$		$		$91,542
Available for sale securities	180,130			180,130			180,130
Held to maturity securities	75,688			78,474			78,474
Other investments	2,593	2,593					2,593
Federal Home Loan Bank stock	2,149			2,149			2,149
Loans, net	273,995					278,898	278,898
Cash surrender value of life insurance	19,609			19,609			19,609
Financial Liabilities:
Deposits:
Non-interest bearing	170,269	170,269					170,269
Interest bearing	380,229					380,733	380,733
Borrowings from Federal Home Loan
Bank	969			1,316			1,316

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

New Accounting Pronouncements

The Financial Accounting Standards Board has issued several accounting standards updates during the first three quarters of 2021, most of which have no material impact on the Company’s financial position, results of operations or cash flows. ASU 2021-06, which is disclosed in Note 1 to the Unaudited Consolidated Financial Statements, will impact the Company’s disclosures in the Annual Report on Form 10-K.

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

GAAP Reconciliation and Explanation

This Form 10-Q contains non-GAAP financial measures determined by methods other than in accordance with GAAP. Such non-GAAP financial measures include taxable equivalent interest income and taxable equivalent net interest income. Management uses these non-GAAP financial measures because it believes they are useful for evaluating our operations and performance over periods of time, as well as in managing and evaluating our business and in discussions about our operations and performance. Management believes these non-GAAP financial measures provide users of our financial information with a meaningful measure for assessing our financial results, as well as comparison to financial results for prior periods. These non-GAAP financial measures should not be considered as a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled financial measures used by other companies. A reconciliation of these operating performance measures to GAAP performance measures for the three months and nine months ended September 30, 2021 and 2020 is included on the following page.

RECONCILIATION OF NON-GAAP PERFORMANCE MEASURES (In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Interest income reconciliation:
Interest income - taxable equivalent	$5,246	$4,786	$15,133	$14,703
Taxable equivalent adjustment	(62)	(103)	(173)	(182)

Interest income (GAAP)	$5,184	$4,683	$14,960	$14,521

Net interest income reconciliation:
Net interest income - taxable equivalent	$5,091	$4,466	$14,445	$13,390
Taxable equivalent adjustment	(62)	(103)	(173)	(182)

Net interest income (GAAP)	$5,029	$4,363	$14,272	$13,208

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

The Company has been proactive in ensuring the safety and health of its employees and customers during the pandemic. These steps include limiting access to branch lobbies as appropriate, installing germ shields in branch lobbies, allowing staff to work remotely, limiting in person meetings and endorsing the usage of face coverings by staff and customers. The Company has followed guidance from the Centers for Disease Control and state and local orders. During the third quarter of 2021, the Company implemented certain vaccine incentives and mandates for the protection of our employees and customers.

Assisting our customers during the pandemic is a priority. The Company granted modifications by extending payments 90 days or granting interest only payments to certain customers as a result of the economic challenges of business closures and unemployment resulting from COVID-19. We also actively participated in the Paycheck Protection Program (“PPP”), a specific stimulus resource designed to provide assistance to small businesses.

The Company reported net income of $1,107,000 for the third quarter of 2021 compared with a net loss of $4,262,000 for the third quarter of 2020. The Company reported net income of $6,226,000 for the first three quarters of 2021 compared with a net loss of $3,416,000 for the first three quarters of 2020. Results in 2021 improved significantly due to the reduction in the allowance for loan losses. Results in 2020 were negatively impacted by a large provision for loan losses during the third quarter.

Managing the net interest margin is a key component of the Company’s earnings strategy. In March 2020, the Federal Reserve reduced rates by 150 basis points in two emergency moves to respond to the unprecedented economic disruptions of the COVID-19 pandemic. This material reduction in rates generally decreased total interest income and total interest expense in 2021. The Company had adopted new investment strategies to improve yields on its securities while not compromising duration or credit risk.

Monitoring asset quality, estimating potential losses in our loan portfolio and addressing non-performing loans continue to be a major focus of the Company. A reduction in the allowance for loan losses of $173,000 was recorded in the third quarter of 2021 as compared with a provision for the allowance for loan losses of $4,551,00 for the third quarter of 2020. A reduction in the allowance for loan losses of $5,004,000 was recorded for the first three quarters of 2021 as compared with a provision for the allowance for loan losses of $5,948,000 for the first three quarters of 2020. The reduction was the result of a large recovery of previously charged-off principal during the first quarter of 2021. The large provision in the third quarter of 2020, which was non-COVID-19 related, was primarily the result of specific events impacting one credit. The Company is working diligently to address and reduce its non-performing assets. The Company’s nonaccrual loans totaled $2,361,000 and $3,027,000 at September 30, 2021 and December 31, 2020, respectively. Most of these loans are collateral-dependent, and the Company has rigorously evaluated the value of its collateral to determine potential losses.

Non-interest income increased $69,000 for the third quarter of 2021 as compared with 2020 results. Current year results included an increase in trust department income and fees of $26,000 and an increase in service charges on deposit accounts of $33,000 as compared with 2020. Non-interest income decreased $765,000 for the first three quarters of 2021 as compared with 2020 results. Results in 2020 included non-recurring gains on sales and calls of securities of $538,000, a gain from the sale of banking house of $318,000 and a gain from the redemption of death benefits on bank owned life insurance of $224,000 as compared with 2021.

Non-interest expense decreased $114,000 for the quarter ended September 30, 2021 as compared with 2020 results. This decrease for the third quarter of 2021 was primarily the result of the decrease in other real estate expense of $423,000 which was partially offset by the increase in salaries and benefits of $94,000, net occupancy costs of $61,000, data processing expense of $45,000, ATM expense of $36,000 and a loss from other investments of $42,000, as compared with 2020. Non-interest expense increased $1,405,000 for the three quarters of 2021 as compared with 2020 results. This increase for the three quarters of 2021 was primarily the result of the increase in other expense of $1,473,000 as compared with 2020.

Total assets at September 30, 2021 increased $157,293,000 as compared with December 31, 2020. Total deposits increased $155,522,000 primarily as governmental entities’ balances increased due to tax collections and some customers maintained their PPP loan proceeds in their deposit accounts. This increase in deposits funded an increase in available for sale securities of $174,036,000 and an increase in held to maturity securities of $34,875,000.

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

Quarter Ended September 30, 2021 as Compared with Quarter Ended September 30, 2020

The Company’s average interest-earning assets increased approximately $137,663,000, or 23%, from approximately $608,030,000 for the third quarter of 2020 to approximately $745,693,000 for the third quarter of 2021. The Company’s average balance sheet increased primarily as average taxable held to maturity securities increased approximately $25,735,000, average nontaxable held to maturity securities increased approximately $20,556,000 and average taxable available for sale securities increased approximately $130,842,000. These increases were partially offset as average loans decreased approximately $27,853,000 and average balances due from depository institutions decreased approximately $9,541,000. These increases in securities were the result of investment of funds from the increase in deposits. The Company’s average loans decreased as principal payments, maturities and charge-offs relating to existing loans outpaced new loans.

The average yield on interest-earning assets decreased by 34 basis points, from 3.15% for the third quarter of 2020 to 2.81% for the third quarter of 2021. This decrease is primarily due to the decrease in rates during 2020 discussed in the Overview.

Average interest-bearing liabilities increased approximately $97,383,000, or 25%, from approximately $397,714,000 for the third quarter of 2020 to approximately $495,097,000 for the third quarter of 2021. Average savings and interest bearing DDA deposits increased approximately $81,339,000 primarily as several large public fund customers maintained higher balances with our bank subsidiary in the current year and some of the PPP loan proceeds were deposited into customers’ accounts. Average time deposits increased approximately $16,124,000 primarily as the result of deposits from one public fund customer during the second quarter of 2021.

The average rate paid on interest-bearing liabilities for the third quarter of 2020 was .32% as compared with .13% for the third quarter of 2021. This decrease is primarily due to decreased rates in 2020.

The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 2.94% for the third quarter of 2020 as compared with 2.73% for the third quarter of 2021.

Nine Months Ended September 30, 2021 as Compared with Nine Months Ended September 30, 2020

The Company’s average interest-earning assets increased approximately $119,070,000, or 20%, from approximately $590,965,000 for the first three quarters of 2020 to approximately $710,035,000 for the first three quarters of 2021. The Company’s average balance sheet increased primarily as average balances due from depository institutions increased approximately $32,913,000, average held to maturity taxable securities increased approximately $24,608,000 and average available for sale taxable securities increased approximately $57,484,000. These increases were the result of the increase in deposits being invested in investment securities and in balances due from depository institutions as the Company managed its liquidity position.

The average yield on earning assets decreased from 3.32% for the first three quarters of 2020 to 2.84% for the first three quarters of 2021. This decrease is primarily due to the decreased rates in 2020 discussed in the Overview.

Average interest-bearing liabilities increased approximately $71,104,000, or 18%, from approximately $397,582,000 for the first three quarters of 2020 to approximately $468,686,000 for the first three quarters of 2021. Average savings and interest bearing DDA balances increased approximately $77,984,000 primarily as several large public fund customers maintained higher balances with our bank subsidiary in the current year and some of the PPP loan proceeds were deposited into customers’ accounts.

The average rate paid on interest-bearing liabilities for the first three quarters of 2020 was .44% compared with .20% for the first three quarters of 2021. This decrease is primarily due to the decreased rates in 2020.

The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 3.02% for the first three quarters of 2020 as compared with 2.71% for the first three quarters of 2021.

The tables on the following pages analyze the changes in tax-equivalent net interest income for the quarters and nine months ended September 30, 2021 and 2020.

Analysis of Average Balances, Interest Earned/Paid and Yield

(In Thousands)

	Quarter Ended September 30, 2021			Quarter Ended September 30, 2020
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate
Loans (2)(3)	$262,025	$3,156	4.82%	$289,878	$3,242	4.47%

Balances due from depository institutions	59,303	28	0.19%	68,844	27	0.16%

HTM:
Taxable	72,261	461	2.55%	46,526	332	2.85%
Non taxable (1)	35,808	255	2.85%	15,252	123	3.23%

AFS:
Taxable	308,416	1,298	1.68%	177,574	986	2.22%
Non taxable (1)	5,729	43	3.00%	7,763	63	3.25%
Other	2,151	5	0.93%	2,193	13	2.37%

Total	$745,693	$5,246	2.81%	$608,030	$4,786	3.15%
Savings & interest- bearing DDA	$410,215	$82	0.08%	$328,876	$173	0.21%

Time deposits	83,970	67	0.32%	67,846	139	0.82%

Borrowings from FHLB	912	6	2.63%	992	8	3.23%

Total	$495,097	$155	0.13%	$397,714	$320	0.32%

Net tax-equivalent spread			2.68%			2.83%

Net tax-equivalent margin on earning assets			2.73%			2.94%

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 21% in 2021 and 2020. See disclosure of Non-GAAP financial measures on pages 28 and 29.

(2) Loan fees of $449 and $219 for 2021 and 2020, respectively, are included in these figures. Of the loan fees recognized, $317 and $115 were related to PPP loans in 2021 and 2020, respectively.

(3) Average balance includes nonaccrual loans.

Analysis of Average Balances, Interest Earned/Paid and Yield

(In Thousands)

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate
Loans (2)(3)	$269,518	$9,485	4.69%	$280,672	$9,706	4.61%

Balances due from depository institutions	80,883	84	0.14%	47,970	196	0.54%

HTM:
Taxable	64,060	1,244	2.59%	39,452	883	2.98%
Non taxable (1)	30,773	688	2.98%	14,849	367	3.30%

AFS:
Taxable	256,782	3,489	1.81%	199,298	3,333	2.23%
Non taxable (1)	5,869	136	3.09%	6,570	193	3.92%
Other	2,150	7	0.43%	2,154	25	1.55%

Total	$710,035	$15,133	2.84%	$590,965	$14,703	3.32%
Savings & interest- bearing DDA	$397,718	$445	0.15%	$319,734	$679	0.28%

Time deposits	70,038	225	0.43%	75,959	608	1.07%

Borrowings from FHLB	930	18	2.58%	1,889	26	1.84%

Total	$468,686	$688	0.20%	$397,582	$1,313	0.44%

Net tax-equivalent spread			2.64%			2.88%

Net tax-equivalent margin on earning assets			2.71%			3.02%

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 21% in 2021 and 2020. See disclosure of Non-GAAP financial measures on pages 28 and 29.

(2) Loan fees of $1,145 and $497 for 2021 and 2020, respectively, are included in these figures. Of the loan fees recognized, $801 and $230 were related to PPP loans in 2021 and 2020, respectively.

(3) Average balance includes nonaccrual loans.

Analysis of Changes in Interest Income and Interest Expense

(In Thousands)

	For the Quarter Ended
	September 30, 2021 compared with September 30, 2020
	Volume	Rate	Rate/Volume	Total
Interest earned on:

Loans	$(312)	$249	$(23)	$(86)

Balances due from financial institutions	(3)	4		1

Held to maturity securities:
Taxable	184	(35)	(20)	129
Non taxable	166	(14)	(20)	132

Available for sale securities:
Taxable	727	(239)	(176)	312
Non taxable	(17)	(5)	2	(20)
Other		(8)		(8)

Total	$745	$(48)	$(237)	$460

Interest paid on:

Savings & interest-bearing DDA	$43	$(107)	$(27)	$(91)

Time deposits	33	(85)	(20)	(72)

Borrowings from FHLB	(1)	(2)	1	(2)

Total	$75	$(194)	$(46)	$(165)

Analysis of Changes in Interest Income and Interest Expense

(In Thousands)

	For the Nine Months Ended
	September 30, 2021 compared with September 30, 2020
	Volume	Rate	Rate/Volume	Total
Interest earned on:

Loans	$(386)	$172	$(7)	$(221)

Balances due from financial institutions	134	(146)	(100)	(112)

Held to maturity securities:
Taxable	551	(117)	(73)	361
Non taxable	394	(35)	(38)	321

Available for sale securities:
Taxable	961	(625)	(180)	156
Non taxable	(21)	(41)	5	(57)
Other		(18)		(18)

Total	$1,633	$(810)	$(393)	$430

Interest paid on:

Savings & interest-bearing DDA	$166	$(321)	$(79)	$(234)

Time deposits	(47)	(364)	28	(383)

Borrowings from FHLB	(13)	11	(6)	(8)

Total	$106	$(674)	$(57)	$(625)

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

The Company’s analysis includes evaluating the current values of collateral securing all nonaccrual loans. Even though nonaccrual loans were $2,361,000 and $3,027,000 at September 30, 2021 and December 31, 2020, respectively, a specific reserve of only $130,000 has been allocated to these loans as collateral values appear sufficient to cover loan losses or the loan balances have been charged down to their realizable value.

Additional consideration was given to the impact of COVID-19 on the loan portfolio. The Company granted modifications by extending payments 90 days or granting interest only payments for 3 – 6 months for certain customers as a result of the economic challenges of business closures and unemployment resulting from COVID-19. These credits were generally current at the time they were modified. In compliance with guidance from the regulatory and accounting authorities, these modifications were not classified as troubled debt restructurings. As of September 30, 2021, all of these modifications had expired and the customers have resumed making regular payments. The Company continues its policy of closely monitoring past due loans and deposit overdrafts which may serve as indicators of performance issues. Proactive outreach to our loan customers has also been emphasized.

In addition to the factors considered when assessing risk in the loan portfolio which are identified in the Notes to the Consolidated Financial Statements included in the Company’s 2020 Annual Report, the Company included the potential negative impact of COVID-19 on its loan portfolio, particularly the gaming and hotel/motel concentrations, in performing this risk assessment as of September 30, 2021. As of September 30, 2021, a general reserve of approximately $298,000 was allocated to non-classified loans as a result of COVID-19. As of September 30, 2021, no specific reserves were allocated to classified loans as a result of COVID-19 as customers in potentially vulnerable industries have resources through business interruption insurance, proceeds from PPP or other loan programs and/or have been able to turn to normal operations.

The Company’s on-going, systematic evaluation resulted in the Company recording a provision for (reduction of) the allowance for loan losses of $(173,000) and $4,551,000 for the third quarters of 2021 and 2020, respectively, and $(5,004,000) and $5,948,000 for the first three quarters of 2021 and 2020, respectively. As a result of a recovery of $4,510,000 realized during the first quarter of 2021, the Company recorded a reduction in the allowance for loan losses. The increase in the third quarter of 2020 is the direct result of a charge-off of $5,429,000 of one credit that was on nonaccrual and in bankruptcy. This loss is the result of specific events impacting this specific customer and was not related to COVID-19. The allowance for loan losses as a percentage of loans was 1.58% and 1.59% at September 30, 2021 and December 31, 2020, respectively. The Company believes that its allowance for loan losses is appropriate as of September 30, 2021.

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

Non-interest income

Quarter Ended September 30, 2021 as Compared with Quarter Ended September 30, 2020

Non-interest income increased $69,000 for the third quarter of 2021 as compared with the third quarter of 2020. Results in the third quarter of 2021 included an increase in Trust Department income and fees of $26,000 and service charges on deposit accounts of $33,000. Trust Department income and fees increased as a result of new account relationships. Service charges increased as customer transactions have begun to return to pre-COVID-19 activity.

Nine Months Ended September 30, 2021 as Compared with Nine Months Ended September 30, 2020

Non-interest income decreased $765,000 for the first three quarters of 2021 as compared with the first three quarters of 2020. Results for the first three quarters of 2020 included non-recurring gains from the sale of securities of $538,000, a gain from death benefits from life insurance of $224,000 and a gain from the sale of banking house of $318,000 as compared with 2021. This decrease in the current year was partially offset by the increase in Trust Department income and fees of $150,000 as a result of new account relationships and the increase in service charges on deposit accounts of $86,000 as customer transactions have begun to return to pre-COVID-19 activity.

Non-interest expense

Quarter Ended September 30, 2021 as Compared with Quarter Ended September 30, 2020

Total non-interest expense decreased $114,000 for the third quarter of 2021 as compared with the third quarter of 2020. In 2021, other real estate expenses decreased $423,000, which was partially offset by the increase in salaries and employee benefits of $94,000, net occupancy of $61,000, data processing costs of $45,000, ATM expense of $36,000 and the loss from other investments of $42,000.

Salaries and employee benefits increased primarily as a result of costs associated with the retiree health plan.

Net occupancy expense increased as the Company primarily due to increased liability insurance costs.

Data processing costs increased due to the implementation of new applications in the current year.

ATM expense increased as costs associated with debit card processing increased since conversion to a new provider.

ORE expense decreased primarily as write-downs in the value of ORE were higher in 2020.

Loss from other investments increased as operations of an investment in a low-income housing partnership declined as a result of decreased occupancy.

Nine Months Ended September 30, 2021 as Compared with Nine Months Ended September 30, 2020

Total non-interest expense increased $1,405,000 for the first three quarters of 2021 as compared with the first three quarters of 2020. In 2021, Data processing costs increased $117,000, ATM expense increased $189,000, the loss from other investments increased $77,000 and other expense increased $1,473,000. These increases were partially offset by other real estate expense, which decreased $506,000.

Data processing costs increased due to the implementation of new applications in the current year.

ATM expense increased as costs associated with debit card processing increased since conversion to a new provider.

ORE expense decreased primarily as write-downs in the value of ORE were higher in 2020.

Loss from other investments increased as operations of an investment in a low-income housing partnership declined as a result of decreased occupancy.

Other expense primarily increased due to the settlement of a lawsuit for $1,125,000 and non-recurring legal and consulting costs relating to the contested 2021 annual shareholders’ meeting.

Income Taxes

At December 31, 2014, the Company established a full valuation allowance on its deferred tax assets. Until such time as the Company returns to sustained earnings, and it is determined that it is more likely than not that the deferred tax asset will be realized, no income tax benefit or expense will generally be recorded. The 2018 Tax Cuts and Jobs Act began limiting NOL usage to 80% of taxable income, which resulted in the Company recording income tax expense for 2021. The full valuation allowance remains as of September 30, 2021. The Company continues to evaluate its deferred tax asset position.

FINANCIAL CONDITION

Cash and due from banks decreased $24,577,000 at September 30, 2021, as compared with December 31, 2020 as the Company utilized some of its excess liquidity to fund investment purchases.

Available for sale securities and held to maturity securities increased $174,036,000 and $34,875,000, respectively at September 30, 2021, as compared with December 31, 2020 as the Company increased its investment purchases, which were funded by using funds available from cash and due from bank and the increase in deposits.

Loans decreased $27,375,000 at September 30, 2021, as compared with December 31, 2020 as principal payments, particularly from PPP loan forgiveness, maturities and charge-offs relating to existing loans outpaced new loans.

Total deposits increased $155,522,000 at September 30, 2021, as compared with December 31, 2020. Typically, significant increases or decreases in total deposits and/or significant fluctuations among the different types of deposits from quarter to quarter are anticipated by Management as customers in the casino industry and county and municipal entities reallocate their resources periodically. In addition, some of the PPP loan proceeds were deposited into and maintained in customers’ accounts.

SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY

Strength, security and stability have been the hallmark of the Company since its founding in 1985 and of its bank subsidiary since its founding in 1896. A strong capital foundation is fundamental to the continuing prosperity of the Company and the security of its customers and shareholders.

As of September 30, 2021, the most recent notification from the Federal Deposit Insurance Corporation categorized the bank subsidiary as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the bank subsidiary must have a Total risk-based capital ratio of 10.00% or greater, a Common Equity Tier 1 Capital ratio of 6.50% or greater, a Tier 1 risk-based capital ratio of 8.00% or greater and a Leverage capital ratio of 5.00% or greater. The Company must have a capital conservation buffer above these requirements of 2.50%. There are no conditions or events since that notification that Management believes have changed the bank subsidiary’s category.

The Company’s actual capital amounts and ratios and required minimum capital amounts and ratios as of September 30, 2021 and December 31, 2020, are as follows (in thousands):

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
September 30, 2021:
Total Capital (to Risk Weighted Assets)	$98,550	21.42%	$36,801	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	94,579	20.56%	20,700	4.50%
Tier 1 Capital (to Risk Weighted Assets)	94,579	20.56%	27,600	6.00%
Tier 1 Capital (to Average Assets)	94,579	12.67%	29,867	4.00%

December 31, 2020:
Total Capital (to Risk Weighted Assets)	$93,268	23.00%	$32,442	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	88,842	21.91%	18,249	4.50%
Tier 1 Capital (to Risk Weighted Assets)	88,842	21.91%	24,331	6.00%
Tier 1 Capital (to Average Assets)	88,842	14.07%	25,255	4.00%

The actual capital amounts and ratios and required minimum capital amounts and ratios for the Bank as of September 30, 2021 and December 31, 2020, are as follows (in thousands):

			For Capital Adequacy
	Actual		Purposes		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2021:
Total Capital (to Risk Weighted Assets)	$92,636	20.25%	$36,604	8.00%	$45,756	10.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	88,665	19.38%	20,590	4.50%	29,741	6.50%
Tier 1 Capital (to Risk Weighted Assets)	88,665	19.38%	27,453	6.00%	36,604	8.00%
Tier 1 Capital (to Average Assets)	88,665	10.86%	32,669	4.00%	40,836	5.00%

December 31, 2020:
Total Capital (to Risk Weighted Assets)	$90,559	22.87%	$31,683	8.00%	$39,603	10.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	86,133	21.75%	17,821	4.50%	25,742	6.50%
Tier 1 Capital (to Risk Weighted Assets)	86,133	21.75%	23,762	6.00%	31,683	8.00%
Tier 1 Capital (to Average Assets)	86,133	12.53%	27,504	4.00%	34,380	5.00%

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

Item 4: Controls and Procedures

As of September 30, 2021, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the period ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

The Bank is involved in various legal matters and claims which are being defended and handled in the ordinary course of business. None of these matters is expected, in the opinion of Management, to have a material adverse effect upon the financial position or results of operations of the Company. However, as discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, during the nine months ended September 30, 2021, the Company settled a lawsuit for $1,125,000 after consulting with legal counsel in the long-term best interest of the Company.

Item 5: Other Information

None.

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 31.1:	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002
Exhibit 31.2:	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002
Exhibit 32.1:	Certification of Chief Executive Officer Pursuant to 18 U.S.C. ss. 1350
Exhibit 32.2:	Certification of Chief Financial Officer Pursuant to 18 U.S.C. ss. 1350
Exhibit 101	The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Condition at September 30, 2021 and December 31, 2020, (ii) Consolidated Statements of Operations for the quarters and nine months ended September 30, 2021 and 2020, (iii) Consolidated Statements of Comprehensive Income (Loss) for the quarters and nine months ended September 30, 2021 and 2020, (iv) Consolidated Statement of Changes in Shareholders’ Equity for the quarters ended March 31, 2020, June 30, 2020 and September 30, 2020 and March 31, 2021, June 30, 2021 and September 30, 2021, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 and (vi) Notes to the Unaudited Consolidated Financial Statements for the nine months ended September 30, 2021 and 2020.
Exhibit 104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL CORPORATION

(Registrant)

Date:	November 10, 2021

By:	/s/ Chevis C. Swetman
Chevis C. Swetman
Chairman, President and Chief Executive Officer
(principal executive officer)

Date:	November 10, 2021

By:	/s/ Lauri A. Wood
Lauri A. Wood
Chief Financial Officer and Controller
(principal financial and accounting officer)