Form 10-K
period 2021-12-31
PEOPLES FINANCIAL CORP /MS/
filed 2022-03-25
CIK 770460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _________________

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

At June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting stock held by non-affiliates, based on the last sale price reported on the OTCQX Best Market, was approximately $56,100,000.

On March 11, 2022, the registrant had outstanding 4,678,186 shares of common stock, par value of $1.00 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Definitive Proxy Statement issued in connection with the Annual Meeting of Shareholders to be held April 27, 2022, are incorporated by reference into Part III of this report.

Peoples Financial Corporation

Form 10-K

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

BACKGROUND AND CURRENT OPERATIONS

General

Peoples Financial Corporation (the "Company") is a corporation that was organized as a one bank holding company in 1985. The Company is headquartered in Biloxi, Mississippi. At December 31, 2021, the Company operated in the state of Mississippi through its wholly owned subsidiary, The Peoples Bank, Biloxi, Mississippi (the “Bank”). The Company is engaged, through this subsidiary, in the banking business. The Bank is the Company's principal asset and primary source of revenue.

The main office, operations center and asset management and trust services of the Bank are located in downtown Biloxi, MS. At December 31, 2021, the Bank also had 17 branches located throughout Harrison, Hancock, Jackson and Stone Counties. The Bank has automated teller machines ("ATM") at its main office, all branch locations and at numerous non-proprietary locations.

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

The Bank also offers a variety of other services including safe deposit box rental, wire transfer services, night drop facilities, collection services, cash management and internet banking. The Bank has 28 ATMs at its branch locations and other off-site, non-proprietary locations, providing bank customers access to their depository accounts. The Bank is a member of the PULSE network.

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

Employees

At December 31, 2021, the Bank employed 134 total employees, with 130 full-time employees and 4 part-time employees. The Company has no employees who are not employees of the Bank. Through the Bank, employees receive salaries and benefits, which include 401(k) and ESOP plans, a cafeteria plan, and life, health and disability insurance. The Company considers its relationship with its employees to be good.

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

As of December 31, 2021, the Bank was in compliance with all regulatory capital requirements and qualified as “well-capitalized” under the prompt corrective action regulations.

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

The federal banking regulators jointly issued a final rule, effective January 1, 2020, which provided that a community banking organization with less than $10 billion in assets may elect to use the CBLR capital framework so long as the bank has a Tier 1 leverage ratio of greater than 9% and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying banking organization that elects to use the CBLR will be deemed to satisfy the generally applicable leverage and risk-based regulatory capital requirements, will be considered to have met the well-capitalized ratio requirements under the prompt corrective action regulations, and will not be required to report or calculate risk-based capital. As of December 31, 2021, the Bank qualified to use the CBLR; however, it has elected not to opt into the CBLR framework.

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

Source of Strength. Under the Bank Holding Company Act, a bank holding company is required to act as a source of financial and managerial strength for each of its subsidiary banks and to commit resources to support each subsidiary bank. Under this source of strength doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank. The Federal Reserve may charge the bank holding company with engaging in unsafe and unsound practices if it fails to commit resources to such a subsidiary bank or if it undertakes actions that the Federal Reserve believes might jeopardize its ability to commit resources to such subsidiary bank. A capital injection may be required at times when the holding company does not have the resources to provide it.

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

SUPPLEMENTAL STATISTICAL INFORMATION

The following pages present certain statistical information regarding the Company. This information is not audited and should be read in conjunction with the Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements found in Item 8 of this Annual Report on Form 10-K.

Distribution of Assets, Liabilities and Shareholders' Equity and Interest Rates and Differentials

Net Interest Income, the difference between Interest Income and Interest Expense, is the most significant component of the Company's earnings. For interest analytical purposes, Management adjusts Net Interest Income to a "taxable equivalent" basis using a Federal Income Tax rate of 21% in 2021, 2020 and 2019 on tax-exempt items (primarily interest on municipal securities).

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

The information included on pages 21 and 22 presents the change in interest income and interest expense along with the reason(s) for these changes. The change attributable to volume is computed as the change in volume times the old rate. The change attributable to rate is computed as the change in rate times the old volume. The change in rate/volume is computed as the change in rate times the change in volume.

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

Further information concerning the provision for loan losses and the allowance for loan losses is presented in "Management's Discussion and Analysis" in Item 7 of this Annual Report on Form 10-K and in “Note A - Business and Summary of Significant Accounting Policies” to the 2021 Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Return on Equity and Assets

The Company’s results and key ratios for 2017 – 2021 are summarized in the "Selected Financial Data" in Item 6 and "Management's Discussion and Analysis" in Item 7 of this Annual Report on Form 10-K.

Dividends

The Company paid a cash dividend of $0.16, $.02 and $.03 per share for the years ended December 31, 2021, 2020 and 2019, respectively.

Distribution of Average Assets, Liabilities and Shareholders’ Equity (1) (In thousands)

For the Years Ended December 31,	2021	2020	2019

ASSETS:

Cash and due from banks	$28,763	$26,975	$21,571

Available for sale securities:
Taxable securities	285,479	193,627	206,231
Non-taxable securities	5,802	6,426	8,953
Other securities	2,151	2,153	2,096

Held to maturity securities:
Taxable securities	66,216	42,648	37,987
Non-taxable securities	32,616	15,985	16,460

Other investments	2,404	2,593	2,644

Net loans (2)	259,071	276,865	262,259

Balances due from depository institutions	64,415	56,103	15,404

Other assets	41,471	45,004	49,314

TOTAL ASSETS	$788,388	$668,379	$622,919

LIABILITIES AND SHAREHOLDERS' EQUITY:

Non-interest bearing deposits	$192,071	$151,729	$121,829
Interest bearing deposits	480,549	397,071	378,758
Total deposits	672,620	548,800	500,587

Other liabilities	23,208	22,545	30,778

Total liabilities	695,828	571,345	531,365

Shareholders' equity	92,560	97,034	91,554

TOTAL LIABILITIES AND SHARE-
HOLDERS' EQUITY	$788,388	$668,379	$622,919

(1) All averages are computed on a daily basis.

(2) Gross loans and discounts, net of unearned income and allowance for loan losses.

Average (1) Amount Outstanding for Major Categories of Interest Earning Assets

And Interest Bearing Liabilities (In thousands)

For the Years Ended December 31,	2021	2020	2019

INTEREST EARNING ASSETS:

Loans (2)	$263,545	$281,225	$267,263

Balances due from depository institutions	64,415	56,103	15,404

Available for sale securities:
Taxable securities	285,479	193,627	206,231
Non-taxable securities	5,802	6,426	8,953
Other securities	2,151	2,153	2,096

Held to maturity securities:
Taxable securities	66,216	42,468	37,987
Non-taxable securities	32,616	15,985	16,460

TOTAL INTEREST EARNING ASSETS	$720,224	$597,987	$554,394

INTEREST BEARING LIABILITIES:

Savings and negotiable interest bearing deposits	$407,150	$324,289	$291,152

Time deposits	73,399	72,782	87,606

Borrowings from FHLB	1,219	1,660	10,242

TOTAL INTEREST BEARING LIABILITIES	$481,768	$398,731	$389,000

(1) All averages are computed on a daily basis.

(2) Net of unearned income. Includes nonaccrual loans

Interest Earned or Paid on Major Categories of Interest Earning Assets

And Interest Bearing Liabilities (In thousands)

For the Years Ended December 31,	2021	2020	2019

INTEREST EARNED ON:

Loans	$12,592	$13,076	$13,812

Balances due from depository institutions	95	227	346

Available for sale securities:
Taxable securities	5,004	4,140	4,788
Non-taxable securities	178	240	422
Other securities	8	27	71

Held to maturity securities:
Taxable securities	1,702	1,235	1,141
Non-taxable securities	952	525	551

TOTAL INTEREST EARNED (1)	$20,531	$19,470	$21,131

INTEREST PAID ON:

Savings and negotiable interest bearing deposits	$525	$833	$1,662

Time deposits	281	716	1,336

Other borrowed funds	24	32	248

TOTAL INTEREST PAID	$830	$1,581	$3,246

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 21% for 2021, 2020 and 2019. See disclosure of non-GAAP financial measures on pages 32 and 33.

Average Interest Rate Earned or Paid for Major Categories of

Interest Earning Assets And Interest Bearing Liabilities

For the Years Ended December 31,	2021	2020	2019

AVERAGE RATE EARNED ON:

Loans	4.78%	4.65%	5.17%

Balances due from depository institutions	.15%	.40%	2.25%

Available for sale securities:
Taxable securities	1.75%	2.14%	2.32%
Non-taxable securities	3.07%	3.74%	4.71%
Other securities	.37%	1.25%	3.39%

Held to maturity securities:
Taxable securities	2.57%	2.90%	3.00%
Non-taxable securities	2.92%	3.28%	3.35%

TOTAL (weighted average rate)(1)	2.85%	3.25%	3.81%

AVERAGE RATE PAID ON:

Savings and negotiable interest bearing deposits	.13%	.26%	.57%

Time deposits	.37%	.98%	1.53%

Other borrowed funds	1.97%	1.93%	2.42%

TOTAL (weighted average rate)	.17%	.40%	.83%

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 21% for 2021, 2020 and 2019. See disclosure of non-GAAP financial measures on pages 32 and 33.

Net Interest Earnings and Net Yield on Interest Earning Assets

(In thousands, except percentages)

For the Years Ended December 31,	2021	2020	2019

Total interest income (1)	$20,531	$19,470	$21,131

Total interest expense	830	1,581	3,246

Net interest earnings	$19,701	$17,889	$17,885

Net yield on interest earning assets	2.74%	2.99%	3.23%

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 21% for 2021, 2020 and 2019. See disclosure of non-GAAP financial measures on pages 32 and 33.

Analysis of Changes in Interest Income and Interest Expense

(In thousands)

			Increase
For the Years Ended December 31,	2021	2020	(Decrease)	Volume	Rate	Rate/Volume

INTEREST EARNED ON:

Loans (1)	$12,592	$13,076	$(484)	$(822)	$361	$(23)

Balances due from depository institutions	95	227	(132)	34	(144)	(22)

Available for sale securities:
Taxable securities	5,004	4,140	864	1,964	(746)	(354)
Non-taxable securities	178	240	(62)	(23)	(43)	4
Other securities	8	27	(19)		(19)

Held to maturity securities:
Taxable securities	1,702	1,235	467	682	(139)	(76)
Non-taxable securities	952	525	427	546	(58)	(61)

TOTAL INTEREST EARNED (2)	$20,531	$19,470	$1,061	$2,381	$(788)	$(532)

INTEREST PAID ON:

Savings and negotiable interest bearing deposits	$525	$833	$(308)	$213	$(415)	$(106)

Time deposits	281	716	(435)	6	(437)	(4)

Other borrowed funds	24	32	(8)	(9)	1

TOTAL INTEREST PAID	$830	$1,581	$(751)	$210	$(851)	$(110)

(1) Loan fees of $1,444 and $814 for 2021 and 2020, respectively, are included in these figures. Of the loan fees recognized in 2021 and 2020, $958 and $448, respectively, were related to PPP loans.

(2) All interest earned is reported on a taxable equivalent basis using a tax rate of 21% for 2021 and 2020. See disclosure of non-GAAP financial measures on pages 32 and 33.

Analysis of Changes in Interest Income and Interest Expense

(In thousands)

			Increase
For the Years Ended December 31,	2020	2019	(Decrease)	Volume	Rate	Rate/Volume

INTEREST EARNED ON:

Loans (1)	$13,076	$13,812	$(736)	$722	$(1,385)	$(73)

Balances due from depository institutions	227	346	(119)	914	(284)	(749)

Available for sale securities:
Taxable securities	4,140	4,788	(648)	(293)	(378)	23
Non-taxable securities	240	422	(182)	(119)	(88)	25
Other securities	27	71	(44)	2	(45)	(1)

Held to maturity securities:
Taxable securities	1,235	1,141	94	140	(41)	(5)
Non-taxable securities	525	551	(26)	(16)	(10)

TOTAL INTEREST EARNED (2)	$19,470	$21,131	$(1,661)	$1,350	$(2,231)	$(780)

INTEREST PAID ON:

Savings and negotiable interest bearing deposits	$833	$1,662	$(829)	$189	$(914)	$(104)

Time deposits	716	1,336	(620)	(226)	(474)	80

Federal funds purchased

Other borrowed funds	32	248	(216)	(208)	(51)	43

TOTAL INTEREST PAID	$1,581	$3,246	$(1,665)	$(245)	$(1,439)	$19

(1) Loan fees of $814 and $304 for 2020 and 2019, respectively, are included in these figures. Of the loan fees recognized in 2020, $448 were related to PPP loans.

(2) All interest earned is reported on a taxable equivalent basis using a tax rate of 21% for 2020 and 2019. See disclosure of non-GAAP financial measures on pages 32 and 33.

Maturity of Securities Portfolio at December 31, 2021

And Weighted Average Yields of Such Securities

(In thousands, except percentage data)

	Maturity
	Within one year			After one year but within five years		After five years but within ten years		After ten years
December 31, 2021	Amount		Yield	Amount	Yield	Amount	Yield	Amount	Yield

Available for sale securities:

U.S. Treasuries, Mortgage-backed securities and Collateralized
Mortgage Obligations	$			$42,371	3.24%	$92,194	1.33%	$140,559	1.44%

States and political subdivisions		770	3.75%	666	4.22%	28,133	1.62%	72,110	2.04%

Total		$770	3.75%	$43,037	3.26%	$120,327	1.43%	$212,669	1.70%

Held to maturity securities:

States and political subdivisions		$5,976	2.40%	$16,954	2.72%	$44,337	2.33%	$42,941	2.36%

Total		$5,976	2.40%	$16,954	2.72%	$44,337	2.33%	$42,941	2.36%

Note: The weighted average yields are calculated on the basis of cost. Average yields on investments in states and political subdivisions are based on their contractual yield. Available for sale securities are stated at fair value and held to maturity securities are stated at amortized cost.

Maturities and Sensitivity to Changes in

Interest Rates of the Loan Portfolio as of December 31, 2021

(In thousands)

	Maturity
December 31, 2021	One year or less		Over one year through 5 years	Over 5 years through 15 years		Over 15 years	Total

Gaming	$		$7,900	$		$	$7,900

Hotel/motel		2,745	24,326		23,694		50,765

Real estate, construction		13,650	10,163		3,378		27,191

Real estate, mortgage		4,065	41,852		82,435		128,352

Commercial and industrial		4,817	6,551		4,514		15,882

All other loans		4,793	3,996		283		9,072

Total		$30,070	$94,788		$114,304	$	$239,162

Loans with pre-determined interest rates		$24,012	$82,237		$97,093	$	$203,342

Loans with floating interest rates		6,058	12,551		17,211		35,820

Total		$30,070	$94,788		$114,304	$	$239,162

Credit Quality Indicators

(In thousands except ratios)

	Gaming	Hotel/Motel	Real Estate, Construction	Real Estate, Mortgage	Commercial and Industrial	Other	Total

December 31, 2021:
Allowance for loan losses	$102	$691	$139	$2,049	$252	78	$3,311
Nonaccrual loans			138	563			701
Total loans	7,900	50,765	27,191	128,352	15,882	9,072	239,162
Average loans	13,333	48,132	26,900	136,314	26,656	7,458	258,793
Net charge-offs (recoveries)			(16)	(4,597)	(102)	167	(4,548)
Allowance for loan losses to total loans ratio	1.29%	1.36%	0.51%	1.60%	1.59%	0.86%	1.38%
Nonaccrual Loans to total loans ratio			0.51%	0.44%			0.29%
Allowance for loan losses to nonaccrual loans ratio			101.72%	363.94%			472.33%
Net charge-offs (recoveries) to average loans ratio			(.06)%	(3.37)%			(1.76)%

December 31, 2020:
Allowance for loan losses	186	754	111	2,849	417	109	4,426
Nonaccrual loans			346	2,656	25		3,027
Total loans	18,765	45,499	26,609	144,276	37,429	5,843	278,421
Average loans	19,332	46,397	24,909	142,841	34,028	6,179	273,686
Net charge-offs (recoveries)			2	5,472	227	82	5,783
Allowance for loan losses to total loans ratio	0.99%	1.66%	0.42%	1.97%	1.11%	1.87%	1.59%
Nonaccrual loans to total loans ratio			1.30%	1.84%	0.09%		1.09%
Allowance for loan losses to nonaccrual Loans ratio			32.08%	107.27%	1668.00%		146.22%
Net charge-offs (recoveries) to average loans ratio			0.01%	3.83%			2.08%

Allocation of the Allowance for Loan Losses

(In thousands except percentage data)

	2021		2020
		% of		% of
		Loans to		Loans to
		Total		Total
December 31,	Amount	Loans	Amount	Loans

Gaming	$102	3	$186	7

Hotel/Motel	691	21	754	16

Real estate, construction	139	11	111	10

Real estate, mortgage	2,049	54	2,849	52

Commercial and industrial (1)	252	7	417	13

Other	78	4	109	2

Total	$3,311	100	$4,426	100

(1)	At December 31, 2021 and 2020, the commercial and industrial portfolio included $2,825 and $16,780, respectively in PPP loans.

Summary of Average Deposits and Their Yields

(In thousands, except percentage data)

	2021		2020		2019
Years Ended December 31,	Amount	Rate	Amount	Rate	Amount	Rate

Non-interest bearing demand deposits	$192,071	N/A	$151,729	N/A	$121,829	N/A

Interest bearing demand deposits	318,212	.15%	255,700	.31%	230,492	.69%

Savings deposits	88,938	.05%	68,589	.06%	60,660	.13%

Time deposits	73,399	.37%	72,782	.98%	87,606	1.53%

Total (1)	$672,620	.22%	$548,800	.61%	$500,587	1.05%

(1) All deposits are domestic.

Total uninsured deposits were (in thousands):

December 31,	2021	2020

Uninsured deposits (1)	$369,678	$288,729

(1) Total for December 31, 2021 is actual. Total for December 31, 2020 is estimated based on 2021 percentage of uninsured deposits to total deposits.

Certificates of deposit in amounts of $250,000 or more by the amount of time remaining until maturity as of December 31, 2021, are as follows (in thousands):

Remaining maturity:

3 months or less	$12,290
Over 3 months through 6 months	25,518
Over 6 months through 12 months	1,454
Over 12 months	4,351

Total	$43,613

Capital Resources

Information about the Company’s capital resources is included in “Note J – Shareholders’ Equity” to the 2021 Consolidated Financial Statements in this Annual Report on Form 10-K.

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

ITEM 3 - LEGAL PROCEEDINGS

Information relating to legal proceedings is included in Note M – Contingencies to the 2021 Consolidated Financial Statements which is in Item 8 in this Annual Report on Form 10-K.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 - MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Dividends to the Company’s shareholders can generally be paid only from dividends paid to the Company by the Bank. Consequently, dividends are dependent upon the earnings, capital needs, regulatory policies and statutory limitations affecting the Bank. The Bank may not declare or pay any cash dividends without prior written approval of the Mississippi Department of Banking and Consumer Finance.

At March 11, 2022, there were 381 holders of the common stock of the Company, which does not reflect persons or entities that hold the common stock in nominee or “street” name through various brokerage firms. At March 11, 2022, there were 4,678,186 shares of common stock issued and outstanding.

Share Repurchases

On October 1, 2021, the Company completed its then current stock repurchase program, which commenced in November 2019 under which the Company repurchased a total of 65,000 shares at an average price per shares of $11.42. Under this program, 371 shares of Company common stock were repurchased during the fourth quarter of 2021.

On April 28, 2021, the Board authorized the repurchase of up to 200,000 shares of the Company’s outstanding common stock which was completed on November 3, 2021. During that time the Company repurchased 200,000 shares of its common stock at a weighted average price of $16.88 per share.

At December 31, 2021, there were no remaining shares that may be repurchased under a Board-approved plan.

Information concerning the Company’s repurchase of its outstanding common stock during the three-month period ended December 31, 2021, is set forth in the following table:

Period	Total Number of of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 1 - 31, 2021	9,600	$16.00	9,600	190,771

November 1 - 30, 2021	190,771	$16.92	190,771

The Company’s common stock is traded under the symbol PFBX on the OTCQX Best Market (“OTCQX”).

Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

ITEM 6 – [RESERVED]

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Peoples Financial Corporation (the “Company”) is a one-bank holding company headquartered in Biloxi, Mississippi. The following presents Management’s discussion and analysis of the consolidated financial condition and results of operations of the Company and its consolidated subsidiaries for the years ended December 31, 2021, 2020 and 2019. These comments highlight the significant events for these years and should be considered in combination with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in this annual report.

FORWARD-LOOKING INFORMATION

Congress passed the Private Securities Litigation Act of 1995 in an effort to encourage corporations to provide information about a company’s anticipated future financial performance. This act provides a safe harbor for such disclosure which protects the companies from unwarranted litigation if actual results are different from management expectations. This report contains forward-looking statements and reflects industry conditions, company performance and financial results. These forward-looking statements are subject to a number of factors and uncertainties which could cause the Company’s actual results and experience to differ from the anticipated results and expectations expressed in such forward-looking statements. Such factors and uncertainties include, but are not limited to: the effects of the COVID-19 pandemic on the Company’s business, customers, employees and third-party service providers, changes in interest rates and market prices, changes in local economic and business conditions, increased competition for deposits and loans, a deviation in actual experience from the underlying assumptions used to determine and establish the allowance for loan losses, changes in the availability of funds resulting from reduced liquidity, changes in statutes, government regulations or regulatory policies and practices in general and specifically as a result of the COVID-19 pandemic and acts of terrorism, weather or other events beyond the Company’s control.

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) issued new accounting standards updates in 2021, one of which is disclosed in Note A to the Consolidated Financial Statements. The Company does not expect that this update discussed in the Notes will have a material impact on its financial position, results of operations or cash flows. Further disclosure relating to this and other updates is included in Note A.

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

Allowance for Loan Losses

The Company’s allowance for loan losses (“ALL”) reflects the estimated losses resulting from the inability of its borrowers to make loan payments. The ALL is established and maintained at an amount sufficient to cover the estimated loss associated with the loan portfolio of the Company as of the date of the financial statements. Credit losses arise not only from credit risk, but also from other risks inherent in the lending process including, but not limited to, collateral risk, operation risk, concentration risk and economic risk. As such, all related risks of lending are considered when assessing the adequacy of the ALL. On a quarterly basis, Management estimates the probable level of losses to determine whether the allowance is adequate to absorb reasonably foreseeable, anticipated losses in the existing portfolio based on our past loan loss experience, known and inherent risk in the portfolio, adverse situations that may affect the borrowers’ ability to repay and the estimated value of any underlying collateral and current economic conditions. Management believes that the ALL is adequate and appropriate for all periods presented in these financial statements. If there was a deterioration of any of the factors considered by Management in evaluating the ALL, the estimate of loss would be updated, and additional provisions for loan losses may be required. The analysis divides the portfolio into two segments: a pool analysis of loans based upon a five-year average loss history which is updated on a quarterly basis and which may be adjusted by qualitative factors by loan type and a specific reserve analysis for those loans considered impaired under GAAP. All credit relationships with an outstanding balance of $100,000 or greater that are included in Management’s loan watch list are individually reviewed for impairment. All losses are charged to the ALL when the loss actually occurs or when a determination is made that a loss is likely to occur; recoveries are credited to the ALL at the time of receipt.

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

GAAP Reconciliation and Explanation

This report contains non-GAAP financial measures determined by methods other than in accordance with GAAP. Such non-GAAP financial measures include taxable equivalent interest income and taxable equivalent net interest income. Management uses these non-GAAP financial measures because it believes they are useful for evaluating our operations and performance over periods of time, as well as in managing and evaluating our business and in discussions about our operations and performance. Management believes these non-GAAP financial measures provide users of our financial information with a meaningful measure for assessing our financial results, as well as comparison to financial results for prior periods. These non-GAAP financial measures should not be considered as a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled financial measures used by other companies. A reconciliation of these operating performance measures to GAAP performance measures for the years ended December 31, 2021, 2020 and 2019 is included below.

RECONCILIATION OF NON-GAAP PERFORMANCE MEASURES

(in thousands)

Years Ended December 31,	2021	2020	2019

Interest income reconciliation:
Interest income - taxable equivalent	$20,531	$19,470	$21,131
Taxable equivalent adjustment	(239)	(162)	(203)

Interest income (GAAP)	$20,292	$19,308	$20,928

Net interest income reconciliation:
Net interest income - taxable equivalent	$19,701	$17,889	$17,885
Taxable equivalent adjustment	(239)	(162)	(203)

Net interest income (GAAP)	$19,462	$17,727	$17,682

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

The World Health Organization declared the coronavirus COVID-19 (“COVID-19”) a pandemic in March 2020. The pandemic resulted in, among other things, a significant stock and global markets volatility, disruption in business, leisure and tourism activities as nation-wide stay-at-home orders were mandated, significant strain on the health care industry as it addressed the severity of the health crisis and significant impact on the general economy including high unemployment, a 150-basis point decline in Federal funds rates and unprecedented government stimulus programs. Although many businesses have been able to remain in operation, they continue to have staffing challenges and supply chain disruptions. Concerns about inflation and its potential impact on the economy and individual households are among the issues being considered by the Federal Reserve. Raising the Federal fund rate may be a strategy pursued in 2022 to address this issue.

The Company has been proactive in ensuring the safety and health of its employees and customers during the pandemic. These steps include limiting access to branch lobbies as appropriate, installing germ shields in branch lobbies, limiting in person meetings and endorsing the usage of face coverings by staff and customers. The Company has followed guidance from the Centers for Disease Control and state and local orders. During 2021, the Company implemented certain vaccine incentives and mandates for the protection of its employees and customers.

Assisting our customers during the pandemic is a priority. The Company granted modifications by extending payments 90 days or allowing interest only payments to certain customers as a result of the economic challenges of business closures and unemployment resulting from COVID-19. We also actively participated in the Paycheck Protection Program (“PPP”), a specific stimulus resource designed to provide assistance to small businesses.

The Company reported net income of $8,579,000 for 2021 compared with a net loss of $2,751,000 and net income of $1,679,000 for 2020 and 2019, respectively. Results in 2021 included an increase in net interest income and a reduction in the allowance for loans losses which were partially offset by a decrease in non-interest income and an increase in non-interest expense as compared with 2020. Results in 2020 included an increase in the provision for loan losses which was partially offset by an increase in non-interest income and a decrease in non-interest expense as compared with 2019.

Managing the net interest margin is a key component of the Company’s earnings strategy. In March 2020, the Federal Reserve reduced rates by 150 basis points in two emergency moves to respond to the unprecedented economic disruptions of the COVID-19 pandemic. The Company adopted new investment strategies in 2021 to improve yields on its securities while not compromising duration or credit risk. As a result, total interest income increased $984,000 in 2021 as compared with 2020. The reduction in rates decreased total interest expense $751,000 in 2021 as compared with 2020. The reduction in rates in 2020 decreased total interest income $1,620,000 and total interest expense decreased $1,665,000 as compared with 2019.

Monitoring asset quality, estimating potential losses in our loan portfolio and addressing non-performing loans continue to be a major focus of the Company. A reduction in the allowance for loan losses of $5,663,000 was recorded in 2021 as compared with a provision for the allowance for loan losses of $6,002,000 in 2020. The reduction during 2021 was the result of a large recovery of previously charged-off principal. The large provision in 2020, which was non-COVID-19 related, was primarily the result of specific events impacting one credit. The Company is working diligently to address and reduce its non-performing assets. The Company’s nonaccrual loans totaled $701,000 and $3,027,000 at December 31, 2021 and 2020, respectively. Most of these loans are collateral-dependent, and the Company has rigorously evaluated the value of its collateral to determine potential losses.

Non-interest income decreased $781,000 in 2021 as compared with 2020 results and increased $716,000 in 2020 as compared with 2019 results. The decrease in 2021 was primarily the result of the prior year including several non-recurring gains. Results for 2020 included non-recurring gains on sales and calls of securities of $539,000, a gain from the redemption of death benefits on bank owned life insurance of $224,000 and a gain from the sale of banking house of $318,000.

Non-interest expense increased $1,227,000 in 2021 as compared with 2020 and decreased $811,000 for 2020 as compared with 2019. The increase in 2021 was primarily due to the increase in other expense, more specifically the settlement of a lawsuit for $1,125,000 and other legal and consulting costs associated with the contested 2021 annual shareholders’ meeting. The decrease in 2020 was primarily the result of the decrease in salaries and employee benefits of $334,000, net occupancy of $322,000 and other expense of $258,000 as compared with 2019.

Total assets at December 31, 2021 increased $150,787,000 as compared with December 31, 2020. Total deposits increased $154,340,000 primarily as governmental entities’ balances increased due to tax collections and some customers maintained their PPP loan proceeds in their deposit accounts. This increase in deposits, as well as the decrease in cash and due from banks of $41,551,000 and loans of $39,259,000 funded an increase in an increase in available for sale and held to maturity investments of $196,673,000 and the $34,520,000, respectively.

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

2021 as compared with 2020

The Company’s average interest-earning assets increased approximately $122,058,000, or 20%, from approximately $598,166,000 for 2020 to approximately $720,224,000 for 2021. Average taxable held to maturity securities increased approximately $23,567,000, average nontaxable held to maturity securities increased approximately $16,631,000 and average taxable available for sale securities increased approximately $91,853,000 as investment purchases exceeded maturities, sales and calls of these securities. Average loans decreased approximately $17,680,000 as principal payments, particularly on PPP loans, maturities, charge-offs and foreclosures on existing loans exceeded new loans. Funds available from the decrease in average loans and the increase in average deposits were used to increase the investment in securities. The average yield on interest-earning assets was 3.25% for 2020 compared with 2.85% for 2021. The yield on average investment securities decreased as a result of the decrease in prime rate during 2020 as discussed in the Overview.

Average interest-bearing liabilities increased approximately $83,037,000, or 21%, from approximately $398,731,000 for 2020 to approximately $481,768,000 for 2021. Average savings and interest-bearing DDA balances increased approximately $82,861,000 primarily as several large public fund customers maintained higher balances with the bank subsidiary and some of the PPP loan proceeds were deposited and maintained in customers’ accounts. The average rate paid on interest-bearing liabilities decreased from .40% for 2020 to .17% for 2021. This decrease was the result of decreased rates in 2020.

The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 2.99% for 2020 as compared with 2.74% for 2021.

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

The tables below analyze the changes in tax-equivalent net interest income for the years ended December 31, 2021, 2020 and 2019.

ANALYSIS OF AVERAGE BALANCES, INTEREST EARNED/PAID AND YIELD

(in thousands)

	2021			2020			2019
	Average	Interest		Average	Interest		Average	Interest
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Loans (1)(2)	$263,545	$12,592	4.78%	$281,225	$13,076	4.65%	$267,263	$13,812	5.17%

Balances due from depository institutions	64,415	95	0.15%	56,103	227	0.40%	15,404	346	2.25%

Held to maturity:
Taxable	66,216	1,702	2.57%	42,649	1,235	2.90%	37,987	1,141	3.00%
Non taxable (3)	32,616	952	2.92%	15,985	525	3.28%	16,460	551	3.35%

Available for sale:
Taxable	285,479	5,004	1.75%	193,626	4,140	2.14%	206,231	4,788	2.32%
Non taxable (3)	5,802	178	3.07%	6,425	240	3.74%	8,953	422	4.71%

Other	2,151	8	0.37%	2,153	27	1.25%	2,096	71	3.39%

Total	$720,224	$20,531	2.85%	$598,166	$19,470	3.25%	$554,394	$21,131	3.81%
Savings and interest- bearing DDA	$407,150	$525	0.13%	$324,289	$833	0.26%	$291,152	$1,662	0.57%

Time deposits	73,399	281	0.37%	72,782	716	0.98%	87,606	1,336	1.53%

Borrowings from FHLB	1,219	24	1.97%	1,660	32	1.93%	10,242	248	2.42%

Total	$481,768	$830	0.17%	$398,731	$1,581	0.40%	$389,000	$3,246	0.83%
Net tax-equivalent spread			2.68%			2.86%			2.98%
Net tax-equivalent margin on earning assets			2.74%			2.99%			3.23%

(1) Loan fees of $1,444, $814 and $304 for 2021, 2020 and 2019, respectively, are included in these figures. Of the loan fees recognized in 2021 and 2020, $958 and $448, respectively, were related to PPP loans.

(2) Includes nonaccrual loans.

(3) All interest earned is reported on a taxable equivalent basis using a tax rate of 21% in 2021, 2020 and 2019. See disclosure of Non-GAAP financial measures on pages 31 and 32.

ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSE

(in thousands)

	For the Year Ended
	December 31, 2021 Compared With December 31, 2020
	Volume	Rate	Rate/Volume	Total
Interest earned on:
Loans	$(822)	$361	$(23)	$(484)

Balances due from depository institutions	34	(144)	(22)	(132)

Held to maturity securities:
Taxable	682	(139)	(76)	467
Non taxable	546	(58)	(61)	427

Available for sale securities:
Taxable	1,964	(746)	(354)	864
Non taxable	(23)	(43)	4	(62)
Other		(19)		(19)

Total	$2,381	$(788)	$(532)	$1,061

Interest paid on:
Savings and interest-bearing
DDA	$213	$(415)	$(106)	$(308)

Time deposits	6	(437)	(4)	(435)

Borrowings from FHLB	(9)	1		(8)

Total	$210	$(851)	$(110)	$(751)

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

The Company’s analysis includes evaluating the current value of collateral securing all nonaccrual loans. Nonaccrual loans totaled $701,000 and $3,027,000 with specific reserves on these loans of $20,000 and $50,000 as of December 31, 2021 and 2020, respectively. The specific reserves allocated to nonaccrual loans are relatively low as collateral values appear sufficient to cover loan losses or the loan balances have been charged down to their realizable value.

Additional consideration was given to the impact of COVID-19 on the loan portfolio. The Company granted modifications by extending payments 90 days or granting interest only payments for 3 – 6 months for certain customers as a result of the economic challenges of business closures and unemployment resulting from COVID-19. These credits were generally current at the time they were modified. In compliance with guidance from the regulatory and accounting authorities, these modifications were not classified as troubled debt restructurings. As of September 30, 2021, all of these modifications had expired and the customers had resumed making regular payments. The Company continues its policy of closely monitoring past due loans and deposit overdrafts which may serve as indicators of performance issues. Proactive outreach to our loan customers has also been emphasized.

In addition to the factors considered when assessing risk in the loan portfolio which are identified in the Note A, the Company included the potential negative impact of COVID-19 on its loan portfolio, particularly the gaming and hotel/motel concentrations, in performing this risk assessment as of December 31, 2021. As of December 31, 2021, a general reserve of approximately $287,000 was allocated to non-classified loans as a result of COVID-19. As of December 31, 2021, no specific reserves were allocated to classified loans as a result of COVID-19, as customers in potentially vulnerable industries have resources through business interruption insurance, proceeds from PPP or other loan programs and/or have been able to begin to return to normal operations.

The Company’s on-going, systematic evaluation resulted in the Company not recording a provision for the allowance for loan losses in 2019 and recording a total provision for (reduction of) the allowance for loan losses of $(5,663,000) and $6,002,000 in 2021 and 2020, respectively. As a result of recoveries of $4,838,000 during 2021, the Company recorded a reduction in the allowance for loan losses. The provision for the allowance for loan losses in 2020 was the direct result of a charge-off of $5,429,000 of one credit that was on nonaccrual and in bankruptcy. This loss is the result of specific events impacting this specific customer and was not related to COVID-19. The allowance for loan losses as a percentage of loans was 1.38%, 1.59% and 1.56% at December 31, 2021, 2020 and 2019, respectively. The Company believes that its allowance for loan losses is appropriate as of December 31, 2021.

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

Non-interest Income

2021 as compared with 2020

Total non-interest income decreased $781,000 in 2021 as compared with 2020. Results in 2020 included several non-recurring items. These included a gain of $224,000 from the redemption of death benefits on bank owned life insurance and a gain of $318,000 from the sale of banking premises. In addition, gains on liquidation, sales and calls of securities were $539,000 as the Company had opportunities to sell securities which generated gains in 2020 as compared with a loss of $45,000 in 2021. Trust department income and fees increased $154,000 in 2021 as compared with 2020 as a result of new account relationships. Service charges on deposit accounts increased $197,000 as customer transactions have begun to return to pre-COVID-19 activity.

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

Non-interest Expense

2021 as compared with 2020

Total non-interest expense increased $1,227,000 in 2021 as compared with 2020. Salaries and employee benefits increased $247,000 primarily due to merit bonuses. Equipment rentals, depreciation and maintenance decreased $130,000 primarily as IT-related equipment became fully depreciated. Other expense increased $1,057,000 primarily as data processing, legal and accounting and ATM expense increased while other real estate expense decreased. Data processing costs increased $182,000 due to the implementation of new applications in the current year. Legal and accounting costs increased $1,398,000 due to the settlement of a lawsuit for $1,125,000 and non-recurring legal and consulting costs relating to the contested 2021 annual shareholders’ meeting. ATM expense increased $167,000 as a result of costs associated with debit card processing charges since conversion to a new provider. Other real estate costs decreased $958,000 as a result of decreased write-downs and other expense of holding and selling ORE in 2021 as compared with 2020.

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

Income Taxes

During 2014, Management established a valuation allowance against its net deferred tax asset of approximately $8,140,000. As of December 31, 2021, 2020 and 2019, the valuation allowance is still in place. The 2018 Tax Cuts and Jobs Act began limiting NOL usage to 80% of taxable income, which resulted in the Company recording income tax expense for 2021. Note I to the Consolidated Financial Statements presents a reconciliation of income taxes for these three years and further analysis of the valuation allowance.

FINANCIAL CONDITION

Cash and due from banks decreased $41,551,000 at December 31, 2021 compared with December 31, 2020 as the Company utilized some of its excess liquidity to fund investment purchases.

Available for sale securities and held to maturity securities increased $196,673,000 and $34,520,000, respectively, at December 31, 2021 compared with December 31, 2020 as the Company increased its investment purchases, which were funded by using funds available from cash and due from banks, decreased loans and the increase in deposits.

Loans decreased $39,259,000 at December 31, 2021 compared with December 31, 2020, as principal payments, particularly from PPP loan forgiveness, maturities, charge-offs and foreclosures on existing loans outpaced new loans.

Total deposits increased $154,340,000 at December 31, 2021, as compared with December 31, 2020. Typically, significant increases or decreases in total deposits and/or significant fluctuations among the different types of deposits from year to year are anticipated by Management as customers in the casino industry and county and municipal entities reallocate their resources periodically. In addition, some of the PPP loan proceeds were deposited into customers’ accounts.

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

Significant transactions affecting shareholders’ equity during 2021 are described in Note J to the Consolidated Financial Statements. The Statement of Changes in Shareholders’ Equity also presents all activity in the Company’s equity accounts.

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

The Company also uses other sources of funds, including borrowings from the FHLB. The Company generally anticipates relying on deposits, purchases of federal funds and borrowings from the FHLB for its liquidity needs in 2022.

The Company actively participated in the PPP, facilitating approximately $23 million and $6 million, respectively, in funding during 2020 and 2021. As an additional liquidity resource, the Company was approved to participate in the Federal Reserve Bank’s PPP Liquidity Facility.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statement of Condition

Consolidated Statements of Operations

Consolidated Statements of Comprehensive Income (Loss)

Consolidated Statements of Changes in Shareholders’ Equity

Consolidated Statements of Cash Flows

NOTES To CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm:

Wipfli LLP

Atlanta, Georgia

PCAOB ID 344

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition

(in thousands except share data)

December 31,	2021	2020

Assets
Cash and due from banks	$49,991	$91,542

Available for sale securities	376,803	180,130

Held to maturity securities, fair value of $111,340 - 2021; $78,474 - 2020	110,208	75,688

Other investments	2,404	2,593

Federal Home Loan Bank Stock, at cost	2,153	2,149

Loans	239,162	278,421

Less: Allowance for loan losses	3,311	4,426

Loans, net	235,851	273,995

Bank premises and equipment, net of accumulated depreciation	15,799	15,679

Other real estate	1,891	3,475

Accrued interest receivable	2,841	2,100

Cash surrender value of life insurance	20,150	19,609

Other assets	722	1,066

Total assets	$818,813	$668,026

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition (continued)

(in thousands except share data)

December 31,	2021	2020

Liabilities and Shareholders' Equity Liabilities:

Deposits:

Demand, non-interest bearing	$193,473	$170,269

Savings and demand, interest bearing	428,411	319,165

Time, $100,000 or more	62,040	38,581

Other time deposits	20,914	22,483

Total deposits	704,838	550,498

Borrowings from Federal Home Loan Bank	889	969

Employee and director benefit plans liabilities	19,332	18,882

Other liabilities	2,162	2,811

Total liabilities	727,221	573,160

Shareholders' Equity:
Common stock, $1 par value, 15,000,000 shares authorized, 4,678,186 and 4,878,557 shares issued and outstanding at December 31, 2021 and 2020	4,678	4,879

Surplus	65,780	65,780

Undivided profits	22,965	18,335

Accumulated other comprehensive income (loss)	(1,831)	5,872

Total shareholders' equity	91,592	94,866

Total liabilities and shareholders' equity	$818,813	$668,026

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Operations

(in thousands except per share data)

Years Ended December 31,	2021	2020	2019

Interest income:

Interest and fees on loans	$12,592	$13,076	$13,812

Interest and dividends on securities:

U. S. Treasuries	663	657	1,077

U.S. Government agencies	95	199	477

Mortgage-backed securities	2,076	2,530	3,208

Collateralized mortgage obligations	860	466	192

States and political subdivisions	3,903	2,126	1,745

Other investments	8	27	71

Interest on balances due from depository institutions	95	227	346

Total interest income	20,292	19,308	20,928

Interest expense:

Deposits	806	1,549	2,998

Borrowings from Federal Home Loan Bank	24	32	248

Total interest expense	830	1,581	3,246

Net interest income	19,462	17,727	17,682

Provision for (reduction of) allowance for loan losses	(5,663)	6,002

Net interest income after provision for (reduction of) allowance for loan losses	$25,125	$11,725	$17,682

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Operations (continued)

(in thousands except per share data)

Years Ended December 31,	2021	2020		2019
Non-interest income:

Trust department income and fees	$1,849		$1,695	$1,614

Service charges on deposit accounts	3,645		3,448	3,802

Gain (loss) on liquidation, sales and calls of securities	(45)		539	147

Increase in cash surrender value of life insurance	435		484	440

Gain from death benefits from life insurance			224

Gain on sale of banking house			318

Other income	586		543	532

Total non-interest income	6,470		7,251	6,535

Non-interest expense:

Salaries and employee benefits	10,614		10,367	10,701

Net occupancy	1,918		1,865	2,187

Equipment rentals, depreciation and maintenance	3,057		3,187	3,084

Other expense	7,365		6,308	6,566

Total non-interest expense	22,954		21,727	22,538

Income (loss) before income taxes	8,641		(2,751)	1,679

Income tax	62

Net income (loss)	$8,579		$(2,751)	$1,679

Basic and diluted earnings (loss) per share	$1.77	$	( .56)	$.34
Dividends declared per share	$.16		$.02	$.03

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

Years Ended December 31,	2021	2020	2019

Net income (loss)	$8,579	$(2,751)	$1,679

Other comprehensive income (loss):

Net unrealized gain (loss) on available for sale securities	(7,519)	4,225	6,411

Reclassification adjustment for realized (gains) losses on available for sale securities called or sold in current year	45	(539)	(147)

Gain (loss) from unfunded post-retirement benefit obligation	(229)	(359)	394

Total other comprehensive income (loss)	(7,703)	3,327	6,658

Total comprehensive income	$876	$576	$8,337

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands except share and per share data)

					Accumulated
	Number of				Other
	Common	Common		Undivided	Comprehensive
	Shares	Stock	Surplus	Profits	Income (Loss)	Total

Balance, January 1, 2020	4,943,186	$4,943	$65,780	$21,855	$2,545	$95,123

Net loss				(2,751)		(2,751)

Cash dividend ($.02 per share)				(98)		(98)

Other comprehensive income					3,327	3,327

Stock repurchase	(64,629)	(64)		(671)		(735)

Balance, December 31, 2020	4,878,557	4,879	65,780	18,335	5,872	94,866

Net income				8,579		8,579

Cash dividend ($.16 per share)				(769)		(769)

Other comprehensive loss					(7,703)	(7,703)

Stock repurchase	(200,371)	(201)		(3,180)		(3,381)

Balance, December 31, 2021	4,678,186	$4,678	$65,780	$22,965	$(1,831)	$91,592

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

Years Ended December 31,	2021	2020	2019

Cash flows from operating activities:
Net income (loss)	$8,579	$(2,751)	$1,679
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,824	1,954	1,914
Provision for (reduction of) allowance for loan losses	(5,663)	6,002
Write-down of other real estate	299	661	442
(Gain) loss on sales of other real estate	(284)	103	(387)
Loss from other investments	189	50	168
Amortization (accretion) of available for sale securities	412	(29)	182
Amortization of held to maturity securities	442	271	266
(Gain) loss on liquidation, sales and calls of securities	45	(539)	(147)
Gain on sale of bank premises and equipment		(318)
Increase in cash surrender value of life insurance	(434)	(483)	(440)
Gain from death benefits from life insurance		(224)
Change in accrued interest receivable	(741)	(413)	269
Change in other assets	344	214	102
Change in employee and director benefit plan liabilities and other liabilities	(428)	1,424	101

Net cash provided by operating activities	$4,584	$5,922	$4,149

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(in thousands)

Years Ended December 31,	2021	2020	2019
Cash flows from investing activities:
Proceeds from maturities, liquidation, sales and calls of available for sale securities	$54,627	$183,726	$65,658
Purchases of available for sale securities	(259,231)	(163,291)	(33,631)
Proceeds from maturities of held to maturity securities	4,937	9,365	5,705
Purchases of held to maturity securities	(39,899)	(33,093)	(3,604)
Purchase of Federal Home Loan Bank Stock	(4)	(20)	(60)
Proceeds from sales of other real estate	1,583	3,890	3,142
Proceeds from insurance on other real estate		77
Loans, net change	43,793	(16,008)	1,557
Acquisition of bank premises and equipment	(1,944)	(441)	(456)
Proceeds from sale of bank premises and equipment		547
Investment in cash surrender value of life insurance	(107)	(69)	(100)
Proceeds from death benefits from life insurance		548

Net cash provided by (used in) investing activities	(196,245)	(14,769)	38,211

Cash flows from financing activities:
Demand and savings deposits, net change	132,450	103,689	(7,539)
Time deposits, net change	21,890	(29,334)	10,176
Cash dividends	(769)	(98)	(148)
Stock repurchase	(3,381)	(735)
Borrowings from Federal Home Loan Bank	79,523	59,500	984,856
Repayments to Federal Home Loan Bank	(79,603)	(62,057)	(1,017,472)

Net cash provided by (used in) financing activities	150,110	70,965	(30,127)

Net increase (decrease) in cash and cash equivalents	(41,551)	62,118	12,233
Cash and cash equivalents, beginning of year	91,542	29,424	17,191

Cash and cash equivalents, end of year	$49,991	$91,542	$29,424

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

Cash and Due from Banks

Until March 26, 2020, the Company was required to maintain average reserve balances in its vault or on deposit with the Federal Reserve Bank. At that time, the Federal Reserve Bank reduced the reserve requirement to zero percent across all deposit tiers. The average amount of these reserve requirements was approximately $17,000 for the year ending December 31, 2020.

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

Loans are stated at the amount of unpaid principal, reduced by unearned income and the allowance for loan losses. Interest on loans is recognized on a daily basis over the terms of each loan based on the unpaid principal balance. Loan origination fees are recognized as income when received. Revenue from these fees is not material to the financial statements. Fees received for processing PPP loans are amortized over the life of the loan and recognized in full upon forgiveness.

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

The ALL consists of specific and general components. The specific component relates to loans that are classified as impaired. The general component of the allowance relates to loans that are not impaired. Changes to the components of the ALL are recorded as a component of the provision for the allowance for loan losses. Management must approve changes to the ALL and must report its actions to the Board of Directors. The Company believes that its allowance for loan losses is appropriate at December 31, 2021.

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

Management considers the following when assessing risk in the Company's loan portfolio segments: gaming - loans in this segment are primarily susceptible to declines in tourism and general economic conditions; hotel/motel - loans in this segment are primarily susceptible to tourism, declines in occupancy rates, business failure, industry concentrations and general economic conditions; real estate, construction - loans in this segment are primarily susceptible to cost overruns, changes in market demand for property, delay in completion of construction and declining real estate values; real estate, mortgage - loans in this segment are primarily susceptible to general economic conditions, declining real estate values, industry concentrations and business failure; commercial and industrial - loans in this segment are primarily susceptible to general economic conditions, declining real estate values, industry concentrations and business failure; and other - loans in this segment, most of which are consumer loans, are primarily susceptible to regulatory risks, unemployment and general economic conditions.

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

Earnings Per Share

Basic and diluted earnings per share are computed on the basis of the weighted average number of common shares outstanding of 4,844,248 for 2021, 4,893,151 for 2020, and 4,943,186 for 2019.

Accumulated Other Comprehensive Income (Loss)

At December 31, 2021, 2020 and 2019, accumulated other comprehensive income (loss) consisted of net unrealized gains (losses) on available for sale securities and over (under) funded liabilities related to the Company’s post-retirement benefit plan.

Statements of Cash Flows

The Company has defined cash and cash equivalents to include cash and due from banks. The Company paid $840,992, $1,610,864, and $3,231,710 in 2021, 2020 and 2019, respectively, for interest on deposits and borrowings. Income tax payments of $165,000 were paid in 2021. No income tax payments were paid in 2020 and 2019. Loans transferred to other real estate amounted to $13,648, $753,620 and $1,707,389 in 2021, 2020 and 2019, respectively.

Fair Value Measurement

The Company reports certain assets and liabilities at their estimated fair value. These assets and liabilities are classified and disclosed in one of three categories based on the inputs used to develop the measurements. The categories establish a hierarchy for ranking the quality and reliability of the information used to determine fair value.

NOTE B – SECURITIES:

The amortized cost and fair value of securities at December 31, 2021 and 2020, respectively, are as follows (in thousands):

		Gross	Gross
		Unrealized	Unrealized
December 31, 2021	Amortized Cost	Gains	Losses	Fair Value

Available for sale securities:
U.S. Treasuries	$73,889	$	$(735)	$73,154

Mortgage-backed securities	71,187	1,236	(441)	71,982

Collateralized mortgage obligations	130,181	841	(1,035)	129,987

States and political subdivisions	103,704	293	(2,317)	101,680

Total available for sale securities	$378,961	$2,370	$(4,528)	$376,803

Held to maturity securities:

States and political subdivisions	$110,208	$1,760	$(628)	$111,340

Total held to maturity securities	$110,208	$1,760	$(628)	$111,340

		Gross	Gross
		Unrealized	Unrealized
December 31, 2020	Amortized Cost	Gains	Losses	Fair Value

Available for sale securities:
U.S. Treasuries	$19,999	$125	$	$20,124

U.S. Government agencies	2,500	83		2,583

Mortgage-backed securities	69,485	3,237	(46)	72,676

Collateralized mortgage obligations	44,230	1,207		45,437

States and political subdivisions	38,600	751	(41)	39,310

Total available for sale securities	$174,814	$5,403	$(87)	$180,130

Held to maturity securities:

States and political subdivisions	$75,688	$2,809	$(23)	$78,474

Total held to maturity securities	$75,688	$2,809	$(23)	$78,474

The amortized cost and fair value of debt securities at December 31, 2021, (in thousands) by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale securities:
Due in one year or less	$765	$770
Due after one year through five years	665	666
Due after five years through ten years	102,511	101,288
Due after ten years	73,652	72,110
Mortgage-backed securities	71,187	71,982
Collaterized mortgage obligations	130,181	129,987
Total	$378,961	$376,803

Held to maturity securities:
Due in one year or less	$5,976	$6,014
Due after one year through five years	16,954	17,437
Due after five years through ten years	44,337	44,414
Due after ten years	42,941	43,475
Total	$110,208	$111,340

Available for sale and held to maturity securities with gross unrealized losses at December 31, 2021 and 2020, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows (in thousands):

	Less Than Twelve Months		Over Twelve Months			Total
		Gross			Gross		Gross
		Unrealized			Unrealized		Unrealized
	Fair Value	Losses	Fair Value		Losses	Fair Value	Losses
December 31, 2021:
U.S. Treasuries	$73,154	$735	$		$	$73,154	$735

Mortgage-backed securities	26,288	441				26,288	441

Collateralized mortgage obligations	66,369	1,035				66,369	1,035

States and political subdivisions	102,413	2,577		7,470	368	109,883	2,945
Total	$268,224	$4,788		$7,470	$368	$275,694	$5,156

December 31, 2020:
Mortgage-backed securities	$6,278	$30		$1,619	$16	$7,897	$46

States and political subdivisions	12,335	64				12,335	64

Total	$18,613	$94		$1,619	$16	$20,232	$110

At December 31, 2021, 6 of the 6 Treasuries, 6 of the 48 mortgage-backed securities, 16 of the 34 collateralized mortgage obligations and 90 of the 224 securities issued by states and political subdivisions contained unrealized losses.

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

Proceeds from sales of available for sale debt securities were $29,457,361 during 2020. Available for sale debt securities were sold for realized gains of $539,023 during 2020. There were no sales of available for sale debt securities during 2021.

Securities with a fair value of $229,092,900 and $206,544,282 at December 31, 2021 and 2020, respectively, were pledged to secure public deposits, federal funds purchased and other balances required by law.

NOTE C - LOANS:

The composition of the loan portfolio at December 31, 2021 and 2020 is as follows (in thousands):

December 31,	2021	2020

Gaming	$7,900	$18,765

Hotel/motel	50,765	45,499

Real estate, construction	27,191	26,609

Real estate, mortgage	128,352	144,276

Commercial and industrial	15,882	37,429

Other	9,072	5,843

Total	$239,162	$278,421

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), a stimulus package intended to provide relief to businesses and consumers in the United States struggling as a result of COVID-19, was signed into law. A provision in the CARES Act included funding for the creation of the Paycheck Protection Program (“PPP”). PPP is intended to provide loans to small businesses to pay their employees, rent, mortgage interest and utilities. PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP. If not forgiven, in whole or in part, these loans extended in 2020 carry a fixed rate of 1.00% and a maturity date of two years, with payments deferred until the date the Small Business Administration (the “SBA”) remits the borrower’s loan forgiveness amount to the lender or, if the borrower does not apply for loan forgiveness, ten months after the end of the borrowers’ loan forgiveness covered period. The loans are 100% guaranteed by the SBA. The SBA paid the originating bank a processing fee ranging for 1.00% to 5.00%, based on the size of the loan.

The Company worked with its customers to close 363 PPP loans for a total outstanding balance of $22,445,026. As of December 31, 2021, most of these loans were partially or completely forgiven by the SBA with the bank subsidiary receiving principal and interest payments directly from the SBA. Only 2 loans with a balance of $4,878 were still outstanding as of December 31, 2021 and are reported in the commercial and industrial segment within the loan portfolio.

Additional funds were provided in 2021 legislation for another round of PPP loans. Under this new round, 166 loans with a balance of $9,801,304 were issued. These loans carry a fixed rate of 1.00% and a maturity date of five years, with similar terms as to deferred payments, guarantees and processing fees as with prior PPP rounds. As of December 31, 2021, 40 loans with a total balance of $2,819,944 were outstanding and are reported in the commercial and industrial segment within the loan portfolio.

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

	2021	2020
Balance, January 1	$4,458	$9,190
January 1 balance, loans of officer appointed during the year		247
January 1 balance, loans of directors retired or deceased during the year		(4,441)
New loans and advances	2,049	126
Repayments	(529)	(664)

Balance, December 31	$5,978	$4,458

As part of its evaluation of the quality of the loan portfolio, Management monitors the Company’s credit concentrations on a monthly basis. Total outstanding concentrations were as follows (in thousands):

December 31,	2021	2020

Gaming	$7,900	$18,765
Hotel/motel	50,765	45,499
Out of area	6,987	7,995

The age analysis of the loan portfolio, segregated by class of loans, as of December 31, 2021 and 2020 is as follows (in thousands):

	Number of Days Past Due										Loans Past Due Greater Than 90
		30 - 59		60 - 89	Greater Than 90		Total Past Due		Current	Total Loans	Days and Still Accruing
December 31, 2021:
Gaming	$		$		$		$		$7,900	$7,900	$
Hotel/motel									50,765	50,765
Real estate, construction		105						105	27,086	27,191
Real estate, mortgage		1,996		60		63		2,119	126,233	128,352
Commercial and industrial		21		320				341	15,541	15,882
Other		209						209	8,863	9,072

Total		$2,331		$380		$63		$2,774	$236,388	$239,162	$
December 31, 2020:
Gaming	$		$		$		$		$18,765	$18,765	$
Hotel/motel									45,499	45,499
Real estate, construction		277						277	26,332	26,609
Real estate, mortgage		2,865		263		118		3,246	141,030	144,276
Commercial and industrial		80						80	37,349	37,429
Other		63						63	5,780	5,843

Total		$3,285		$263		$118		$3,666	$274,755	$278,421	$

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

An analysis of the loan portfolio by loan grade, segregated by class of loans, as of December 31, 2021 and 2020 is as follows (in thousands):

	Loans With A Grade Of:
	A, B or C	S		D		E		F	Total
December 31, 2021:
Gaming	$7,900	$		$		$		$	$7,900

Hotel/motel	50,765								50,765

Real estate, construction	26,980				6		205		27,191

Real estate, mortgage	124,289		87		3,344		632		128,352

Commercial and industrial	15,834				27		21		15,882

Other	9,060				12				9,072

Total	$234,828		$87		$3,389		$858	$	$239,162

December 31, 2020:
Gaming	$15,938	$			$2,827	$		$	$18,765

Hotel/motel	45,499								45,499

Real estate, construction	26,098				61		450		26,609

Real estate, mortgage	129,825		7,977		3,741		2,733		144,276

Commercial and industrial	31,810		5,525		45		49		37,429

Other	5,822				21				5,843

Total	$254,992		$13,502		$6,695		$3,232	$	$278,421

A loan may be impaired but not on nonaccrual status when the loan is well secured and in the process of collection. Total loans on nonaccrual as of December 31, 2021 and 2020 are as follows (in thousands):

December 31,	2021	2020

Real estate, construction	$138	$346

Real estate, mortgage	563	2,656

Commercial and industrial		25

Total	$701	$3,027

The CARES Act also addressed COVID-19-related loan modifications and specified that such modifications executed between March 1, 2020 and the earlier of (i) 60 days after the date of the termination of the national emergency declared by the President and (ii) December 31, 2020, on loans that were current as of December 31, 2019, are not classified as a troubled debt restructuring (“TDR”). Additionally, under guidance from the federal banking agencies encouraging financial institutions to work prudently with borrowers, other short-term modifications made on a good faith basis in response to COVID-19 to borrowers that were current prior to any relief are not TDRs. During 2020, the Company modified 249 loans with a total balance of $95,010,325 for certain customers by extending payments for 90 days or granting interest only payments for 3 – 6 months as a result of the impact of COVID-19. Accordingly, such loans were not classified as TDRs. As of December 31, 2021, all extensions have expired and the customers have resumed making regular payments.

Prior to 2020, certain loans were modified by granting interest rate concessions to these customers with such loans being classified as TDRs. During 2021 and 2020 the Company did not restructure any additional loans. Specific reserves of $50,000 were allocated to TDRs as of December 31, 2021 and 2020. The Bank had no commitments to lend additional amounts to customers with outstanding loans classified as troubled debt restructurings as of December 31, 2021 and 2020.

Impaired loans, which include loans classified as nonaccrual and TDRs, segregated by class of loans, as of December 31, 2021 and 2020 were as follows (in thousands):

	Unpaid Principal Balance	Recorded Investment	Related Allowance		Average Recorded Investment	Interest Income Recognized
December 31, 2021:
With no related allowance recorded:
Real estate, construction	$272	$205	$		$369	$7
Real estate, mortgage	1,014	1,014			1,075	21

Total	1,286	1,219			1,444	28

With a related allowance recorded:
Real estate, mortgage	199	199		70	203	5

Total	199	199		70	203	5

Total by class of loans:
Real estate, construction	272	205			369	7
Real estate, mortgage	1,213	1,213		70	1,278	26

Total	$1,485	$1,418		$70	$1,647	$33

	Unpaid Principal Balance	Recorded Investment	Related Allowance		Average Recorded Investment	Interest Income Recognized
December 31, 2020:
With no related allowance recorded:
Real estate, construction	$304	$239	$		$246	$11
Real estate, mortgage	3,112	3,112			3,496	39

Total	3,416	3,351			3,742	50

With a related allowance recorded:
Real estate, construction	211	211		20	214
Real estate, mortgage	253	253		76	250	6
Commercial and industrial	25	25		4	31

Total	489	489		100	495	6

Total by class of loans:
Real estate, construction	515	450		20	460	11
Real estate, mortgage	3,365	3,365		76	3,746	45
Commercial and industrial	25	25		4	31

Total	$3,905	$3,840		$100	$4,237	$56

Transactions in the allowance for loan losses for the years ended December 31, 2021, 2020 and 2019, and the balances of loans, individually and collectively evaluated for impairment, as of December 31, 2021, 2020 and 2019 are as follows (in thousands):

	Gaming		Hotel/Motel		Real Estate, Construction		Real Estate, Mortgage	Commercial and Industrial	Other		Total
December 31, 2021:
Allowance for Loan Losses:
Beginning Balance		$186		$754		$111	$2,849	$417		$109	$4,426
Charge-offs						(2)	(2)			(286)	(290)
Recoveries						18	4,599	102		119	4,838
Provision		(84)		(63)		12	(5,397)	(267)		136	(5,663)
Ending Balance		$102		$691		$139	$2,049	$252		$78	$3,311

Allowance for Loan Losses:
Ending balance: individually evaluated for impairment	$		$		$		$115	$27	$		$142
Ending balance: collectively evaluated for impairment		$102		$691		$139	$1,934	$225		$78	$3,169

Total Loans:
Ending balance: individually evaluated for impairment	$		$			$211	$3,976	$48		$12	$4,247
Ending balance: collectively evaluated for impairment		$7,900		$50,765		$26,980	$124,376	$15,834		$9,060	$234,915

December 31, 2020:
Allowance for Loan Losses:
Beginning Balance		$223		$779	$102	$2,454	$553		$96	$4,207
Charge-offs					(17)	(5,472)	(261)		(227)	(5,977)
Recoveries					15		34		145	194
Provision		(37)		(25)	11	5,867	91		95	6,002
Ending Balance		$186		$754	$111	$2,849	$417		$109	$4,426

Allowance for Loan Losses:
Ending balance: individually evaluated for impairment	$		$		$20	$200	$40	$		$260
Ending balance: collectively evaluated for impairment		$186		$754	$91	$2,649	$377		$109	$4,166

Total Loans:
Ending balance: individually evaluated for impairment		$2,827	$		$511	$6,474	$94		$21	$9,927
Ending balance: collectively evaluated for impairment		$15,938		$45,499	$26,098	$137,802	$37,335		$5,822	$268,494

	Gaming		Hotel/Motel		Real Estate, Construction	Real Estate, Mortgage	Commercial and Industrial	Other	Total
December 31, 2019:
Allowance for Loan Losses:
Beginning Balance		$416		$1,442	$429	$2,444	$476	$133	$5,340
Charge-offs					(404)	(63)	(591)	(270)	(1,328)
Recoveries					25	4	55	111	195
Provision		(193)		(663)	52	69	613	122
Ending Balance		$223		$779	$102	$2,454	$553	$96	$4,207

Allowance for Loan Losses:
Ending balance: individually evaluated for impairment	$		$		$20	$180	$57	$4	$261
Ending balance: collectively evaluated for impairment		$223		$779	$82	$2,274	$496	$92	$3,946

Total Loans:
Ending balance: individually evaluated for impairment	$		$		$597	$12,228	$390	$15	$13,230
Ending balance: collectively evaluated for impairment		$19,899		$47,294	$22,612	$129,178	$30,236	$6,500	$255,719

NOTE D - BANK PREMISES AND EQUIPMENT:

Bank premises and equipment are shown as follows (in thousands):

December 31,	Estimated Useful Lives	2021	2020

Land		$5,554	$5,554
Building	5 - 40 years	32,334	30,791
Furniture, fixtures and equipment	3 - 10 years	16,482	17,117
Totals, at cost		54,370	53,462
Less: Accumulated depreciation		38,571	37,783
Totals		$15,799	$15,679

NOTE E – OTHER REAL ESTATE:

The Company’s other real estate consisted of the following as of December 31, 2021 and 2020, respectively (in thousands except number of properties):

December 31,	2021		2020
	Number of		Number of
	Properties	Balance	Properties	Balance
Construction, land development
and other land	4	$785	9	$2,303
1 - 4 family residential properties			1	49
Nonfarm nonresidential	1	753	2	770
Other	1	353	1	353
Total	6	$1,891	13	$3,475

NOTE F - DEPOSITS:

At December 31, 2021, the scheduled maturities of time deposits are as follows (in thousands):

2022	$67,320
2023	12,069
2024	2,064
2025	902
2026	599

Total	$82,954

Time deposits of more than $250,000 totaled approximately $43,613,000 and $20,564,000 at December 31, 2021 and 2020, respectively.

Deposits held for related parties amounted to $5,372,218 and $4,396,827 at December 31, 2021 and 2020, respectively.

Overdrafts totaling $770,542 and $470,700 were reclassified as loans at December 31, 2021 and 2020, respectively.

NOTE G – FEDERAL FUNDS PURCHASED:

At December 31, 2021, the Company had facilities in place to purchase federal funds up to $40,000,000 under established credit arrangements.

NOTE H - BORROWINGS:

At December 31, 2021, the Company was able to borrow up to $6,300,000 from the Federal Reserve Bank Discount Window Primary Credit Program. The borrowing limit is based on the amount of collateral pledged, with certain loans from the Bank’s portfolio serving as collateral. Borrowings bear interest at the primary credit rate, which is established periodically by the Federal Reserve Board, and have a maturity of one day. The primary credit rate was .25% at December 31, 2021. There was no outstanding balance at December 31, 2021.

At December 31, 2021, the Company had $888,886 outstanding in advances under a $123,796,693 line of credit with the FHLB. New advances may subsequently be obtained based on the liquidity needs of the bank subsidiary. The balance at December 31, 2021 bears interest at 2.604% with a maturity date of 2034. Advances are collateralized by a blanket floating lien on the Company’s residential first mortgage loans.

NOTE I - INCOME TAXES:

Deferred taxes (or deferred charges) as of December 31, 2021 and 2020, included in other assets, were as follows (in thousands):

December 31,	2021		2020

Deferred tax assets:
Allowance for loan losses		$695		$930
Employee benefit plans' liabilities		3,240		3,223
Loss on credit impairment of securities		356		356
Earned retiree health benefits plan liability		1,098		1,048
General business and AMT credits		1,525		1,707
Tax net operating loss carryforward		1,575		2,558
Other		523		854
Valuation allowance		(6,889)		(7,209)
Deferred tax assets		2,123		3,467
Deferred tax liabilities:
Unrealized gain on available for sale securities, charged from equity		3		1,116
Unearned retiree health benefits plan asset		257		305
Bank premises and equipment		1,575		1,797
Other		288		249
Deferred tax liabilities		2,123		3,467
Net deferred taxes	$		$

Income taxes consist of the following components (in thousands):

Years Ended December 31,	2021	2020		2019

Current	$62	$		$
Deferred:
Federal	1,482		(809)		166
Change in valuation allowance	(1,482)		809		(166)
Total deferred
Totals	$62	$		$

Income taxes amounted to less than the amounts computed by applying the U.S. Federal income tax rate of 21.0% for 2021, 2020 and 2019 income before income taxes. The reasons for these differences are shown below (in thousands):

	2021		2020			2019
	Tax	Rate	Tax		Rate	Tax		Rate
Taxes computed at statutory rate	$1,815	21		$(578)	(21)		$321	21
Increase (decrease) resulting from:
Tax-exempt interest income	(187)	(2)		(127)	(5)		(172)	(11)
Income from BOLI	(91)	(1)		(148)	(5)		(92)	(6)
Federal tax credits							(20)	(1)
Other	6			44	2		129	8
Other changes in valuation allowance	(1,481)	(17)		809	29		(166)	(11)

Total income tax expense	$62	1	$			$

During 2021, the Company recorded income tax expense of $62,000. During 2020 and 2019, the Company recorded no income tax expense or benefit. On December 22, 2017, the President signed into law The Tax Cuts and Jobs Act (the “Act”). In addition to reducing U.S. corporate income tax rates from 34% to 21%, the Act repealed the alternative minimum tax (“AMT”) regime for tax years beginning after December 31, 2017. For tax years beginning in 2018, 2019 and 2020, the AMT credit carryforward could be utilized to offset regular tax with any remaining AMT carryforwards eligible for a refund of 50%. Any remaining AMT credit carryforwards will become fully refundable beginning in the 2021 tax year. The Act also limits NOL usage to 80% of taxable income, which resulted in the Company recording income tax expense for 2021.

A valuation allowance is recognized against deferred tax assets when, based on the consideration of all available positive and negative evidence using a more likely than not criteria, it is determined that all or a portion of these tax benefits may not be realized. This assessment requires consideration of all sources of taxable income available to realize the deferred tax asset including taxable income in prior carry-back years, future reversals of existing temporary differences, tax planning strategies and future taxable income exclusive of reversing temporary differences and carryforwards. The Company incurred losses on a cumulative basis for the three-year period ended December 31, 2014, which is considered to be significant negative evidence. The positive evidence considered in support was insufficient to overcome this negative evidence. As a result, the Company established a full valuation allowance for its net deferred tax asset in the amount of $8,140,000 as of December 31, 2014. As of December 31, 2021, the valuation allowance was $6,888,984.

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

NOTE J - SHAREHOLDERS' EQUITY:

Shareholders’ equity of the Company includes the undistributed earnings of the bank subsidiary. Dividends to the Company’s shareholders can generally be paid only from dividends paid to the Company by its bank subsidiary. Consequently, dividends are dependent upon the earnings, capital needs, regulatory policies and statutory limitations affecting the bank subsidiary. Dividends paid by the bank subsidiary are subject to the written approval of the Commissioner of Banking and Consumer Finance of the State of Mississippi and the Federal Deposit Insurance Corporation (the “FDIC”). At December 31, 2021, $15,256,269 of undistributed earnings of the bank subsidiary included in consolidated surplus and retained earnings was available for future distribution to the Company as dividends without regulatory approval.

On November 8, 2019, the Board approved the repurchase of up to 65,000 of the outstanding shares of the Company’s common stock. As a result of this repurchase plan, 65,000 shares have been repurchased for $741,574 and retired through December 31, 2021.

On April 28, 2021, the Board approved the repurchase of 200,000 of the outstanding shares of the Company’s common stock. As a result of this repurchase plan, 200,000 shares have been repurchased for $3,375,309 and retired through December 31, 2021.

On April 22, 2020, the Board declared a dividend of $.02 per share payable May 8, 2020 to shareholders of record as of May 4, 2020.

On March 24, 2021, the Board of Directors declared a dividend of $ .10 per share, which was payable on April 8, 2021, to shareholders of record as of April 5, 2021.

On November 23, 2021, the Board of Directors declared a dividend of $ .06 per share, which was payable on December 8, 2021, to shareholders of record as of December 3, 2021.

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

As of December 31, 2021, the most recent notification from the FDIC categorized the bank subsidiary as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the bank subsidiary must have a Total risk-based capital ratio of 10.00% or greater, a Common equity tier 1 capital ratio of 6.50% or greater, a Tier 1 risk-based capital ratio of 8.00% or greater and a Leverage capital ratio of 5.00% or greater. The Company must have a capital conservation buffer above these requirements of 2.50%. There are no conditions or events since that notification that Management believes have changed the bank subsidiary’s category.

The Company’s actual capital amounts and ratios and required minimum capital amounts and ratios for 2021 and 2020, are as follows (in thousands):

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
December 31, 2021:
Total Capital (to Risk Weighted Assets)	$96,582	21.44%	$36,033	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	93,271	20.71%	20,269	4.50%
Tier 1 Capital (to Risk Weighted Assets)	93,271	20.71%	27,025	6.00%
Tier 1 Capital (to Average Assets)	93,271	12.55%	29,737	4.00%

December 31, 2020:
Total Capital (to Risk Weighted Assets)	$93,268	23.00%	$32,442	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	88,842	21.91%	18,249	4.50%
Tier 1 Capital (to Risk Weighted Assets)	88,842	21.91%	24,331	6.00%
Tier 1 Capital (to Average Assets)	88,842	14.07%	25,255	4.00%

The bank subsidiary’s actual capital amounts and ratios and required minimum capital amounts and ratios and capital amounts and ratios to be well capitalized for 2021 and 2020, are as follows (in thousands):

			For Capital		To Be Well
	Actual		Adequacy Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021:
Total Capital (to Risk Weighted Assets)	$93,988	20.98%	$35,839	8.00%	$44,799	10.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	90,677	20.24%	20,160	4.50%	29,119	6.50%
Tier 1 Capital (to Risk Weighted Assets)	90,677	20.24%	26,879	6.00%	35,839	8.00%
Tier 1 Capital (to Average Assets)	90,677	11.13%	32,599	4.00%	40,749	5.00%

December 31, 2020:
Total Capital (to Risk Weighted Assets)	$90,559	22.87%	$31,683	8.00%	$39,603	10.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	86,133	21.75%	17,821	4.50%	25,742	6.50%
Tier 1 Capital (to Risk Weighted Assets)	86,133	21.75%	23,762	6.00%	31,683	8.00%
Tier 1 Capital (to Average Assets)	86,133	12.53%	27,504	4.00%	34,380	5.00%

NOTE K - OTHER INCOME AND EXPENSES:

Other income consisted of the following (in thousands):

Years Ended December 31,	2021	2020	2019

Other service charges, commissions and fees	$86	$80	$91
Rentals	364	369	329
Other	136	94	112
Totals	$586	$543	$532

Other expenses consisted of the following (in thousands):

Years Ended December 31,	2021	2020	2019

Advertising	$377	$350	$529
Data processing	1,408	1,226	1,356
FDIC and state banking assessments	415	359	374
Legal and accounting	1,930	532	714
Other real estate	86	1,044	553
ATM expense	1,084	917	697
Trust expense	347	338	368
Other	1,718	1,542	1,975
Totals	$7,365	$6,308	$6,566

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

At December 31, 2021 and 2020, the Company had outstanding irrevocable letters of credit aggregating $138,318 and $141,000, respectively. At December 31, 2021 and 2020, the Company had outstanding unused loan commitments aggregating approximately $55,297,000 and $37,739,000, respectively. Approximately $34,623,000 and $22,290,000 of outstanding commitments were at fixed rates and the remainder were at variable rates at December 31, 2021 and 2020, respectively.

NOTE M - CONTINGENCIES:

The Bank is involved in various legal matters and claims which are being defended and handled in the ordinary course of business. None of these matters are expected, in the opinion of Management, to have a material adverse effect upon the financial position or results of operations of the Company. However, the Company settled a lawsuit for $1,125,000 during 2021 after consulting with legal counsel in the long-term best interest of the Company.

NOTE N - CONDENSED PARENT COMPANY ONLY FINANCIAL INFORMATION:

Peoples Financial Corporation began its operations September 30, 1985, when it acquired all the outstanding stock of The Peoples Bank, Biloxi, Mississippi. A condensed summary of its financial information is shown below.

CONDENSED BALANCE SHEETS (IN THOUSANDS):

December 31,	2021		2020

Assets
Investments in subsidiaries, at underlying equity:
Bank subsidiary		$88,998		$92,157
Nonbank subsidiary		1		1

Cash in bank subsidiary		166		92

Other assets		2,427		2,616

Total assets		$91,592		$94,866

Liabilities and Shareholders' Equity:
Other liabilities	$		$

Total liabilities

Shareholders' equity		91,592		94,866

Total liabilities and shareholders' equity		$91,592		$94,866

CONDENSED STATEMENTS OF OPERATIONS (IN THOUSANDS):

Years Ended December 31,	2021	2020	2019

Income
Distributed income of bank subsidiary	$4,610	$250	$700
Undistributed income (loss) of bank subsidiary	4,544	(2,888)	1,240
Other loss	(186)	(46)	(164)

Total income	8,968	(2,684)	1,776

Expenses
Other	389	67	97

Total expenses	389	67	97

Income (loss) before income taxes	8,579	(2,751)	1,679

Income tax

Net income (loss)	$8,579	$(2,751)	$1,679

CONDENSED STATEMENTS OF CASH FLOWS (IN THOUSANDS):

Years Ended December 31,	2021	2020	2019

Cash flows from operating activities:
Net income (loss)	$8,579	$(2,751)	$1,679
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss from other investments	190	50	166
Undistributed (income) loss of subsidiaries	(4,544)	2,888	(1,240)
Other assets	(1)	(2)

Net cash provided by operating activities	4,224	185	605

Cash flows from investing activities:

Net cash provided by investing activities

Cash flows from financing activities:
Stock repurchase	(3,381)	(735)
Dividends paid	(769)	(98)	(148)

Net cash used in financing activities	(4,150)	(833)	(148)

Net increase (decrease) in cash	74	(648)	457
Cash, beginning of year	92	740	283

Cash, end of year	$166	$92	$740

NOTE O - EMPLOYEE AND DIRECTOR BENEFIT PLANS:

The Company sponsors the Peoples Financial Corporation Employee Stock Ownership Plan (“ESOP”). Employees who are in a position requiring at least 1,000 hours of service during a plan year and who are 21 years of age are eligible to participate in the ESOP. The Plan included 401(k) provisions and the former Gulf National Bank Profit Sharing Plan. Effective January 1, 2001, the ESOP was amended to separate the 401(k) funds into the Peoples Financial Corporation 401(k) Profit Sharing Plan. The separation had no impact on the eligibility or benefits provided to participants of either plan. The 401(k) provides for a matching contribution of 75% of the amounts contributed by the employee (up to 6% of compensation). Contributions are determined by the Board of Directors and may be paid either in cash or Peoples Financial Corporation common stock. Total contributions to the plans charged to operating expense were $260,000 for each of 2021, 2020 and 2019.

The ESOP was frozen to further contributions and eligibility effective January 1, 2019. The ESOP held 222,891, 223,976 and 237,923 allocated shares at December 31, 2021, 2020 and 2019, respectively.

The Company established an Executive Supplemental Income Plan and a Directors' Deferred Income Plan, which provide for pre-retirement and post-retirement benefits to certain key executives and directors. Benefits under the Executive Supplemental Income Plan are based upon the position and salary of the officer at retirement or death. Normal retirement benefits under the plan are equal to 67% of salary for the president and chief executive officer, 58% of salary for the executive vice president and 50% of salary for all other executive officers and are payable monthly over a period of fifteen years. Under the Directors’ Deferred Income Plan, the directors are given an opportunity to defer receipt of their annual directors’ fees until retirement from the board. For those who choose to participate, benefits are payable monthly for ten years beginning the first day of the month following the director’s normal retirement date. The normal retirement date is the later of the normal retirement age (65) or separation of service. Interest on deferred fees accrues at an annual rate of ten percent, compounded annually. Beginning at December 31, 2022, interest on deferred fees will accrue at prime rate, compounded annually. The Company has acquired insurance policies, with the bank subsidiary as owner and beneficiary, which it may use as a source to pay potential benefits to the plan participants. These contracts are carried at their cash surrender value, which amounted to $17,544,449 and $17,145,869 at December 31, 2021 and 2020, respectively. The present value of accumulated benefits under these plans, using an interest rate of 3.50% and 4.00% at December 31, 2021 and 2020, respectively, and the interest ramp-up method has been accrued. The accrual amounted to $13,556,638 and $13,416,820 at December 31, 2021 and 2020, respectively, and is included in Employee and director benefit plans liabilities.

The Company also has additional plans for post-retirement benefits for certain key executives. The Company has acquired insurance policies, with the bank subsidiary as owner and beneficiary, which it may use as a source to pay potential benefits to the plan participants. These contracts are carried at their cash surrender value, which amounted to $2,109,593 and $1,976,912 at December 31, 2021 and 2020, respectively. The present value of accumulated benefits under these plans using an interest rate of 3.50% and 4.00% at December 31, 2021 and 2020, respectively, and the projected unit cost method has been accrued. The accrual amounted to $1,559,728 and $1,594,591 at December 31, 2021 and 2020, respectively, and is included in Employee and director benefit plans liabilities.

Additionally, there are two endorsement split dollar policies, with the bank subsidiary as owner and beneficiary, which provide a guaranteed death benefit to the participants’ beneficiaries. These contracts are carried at their cash surrender value, which amounted to $324,538 and $318,861 at December 31, 2021 and 2020, respectively. The present value of accumulated benefits under these plans using an interest rate of 3.50% and 4.00% at December 31, 2021 and 2020, respectively, and the projected unit cost method has been accrued. The accrual amounted to $105,076 and $105,358 at December 31, 2021 and 2020, respectively, and is included in Employee and director benefit plans liabilities.

The Company has additional plans for post-retirement benefits for directors. The Company has acquired insurance policies, with the bank subsidiary as owner and beneficiary, which it may use as a source to pay potential benefits to the plan participants. These contracts are carried at their cash surrender value, which amounted to $172,034 and $167,262 at December 31, 2021 and 2020, respectively. The present value of accumulated benefits under these plans using an interest rate of 3.50% and 4.00% at December 31, 2021 and 2020, respectively, and the projected unit cost method has been accrued. The accrual amounted to $208,590 and $230,337 at December 31, 2021 and 2020, respectively, and is included in Employee and director benefit plans liabilities.

The Company provides post-retirement health insurance to certain of its retired employees. Employees are eligible to participate in the retiree health plan if they retire from active service no earlier than age 60. In addition, the employee must have at least 25 continuous years of service with the Company immediately preceding retirement. However, any active employee who was at least age 65 as of January 1, 1995, does not have to meet the 25 years of service requirement. The Company reserves the right to modify, reduce or eliminate these health benefits. The Company has chosen to not offer this post-retirement benefit to individuals entering the employment of the Company after December 31, 2006. Employees who are eligible and enroll in the bank subsidiary’s group medical and dental health care plans upon their retirement must enroll in Medicare Parts A, B and D when first eligible upon their retirement from the bank subsidiary. This results in the bank subsidiary’s programs being secondary insurance coverage for retired employees and any dependent(s), if applicable, while Medicare Parts A and B will be their primary coverage, and Medicare Part D will be the sole and exclusive prescription drug benefit plan for retired employees.

The net postretirement benefit cost was as follows (in thousands):

For the Year Ended December 31,	2021	2020

Net Postretirement Benefit Cost	$139	$61

The accumulated postretirement benefit obligation and the balance in accumulated other comprehensive income was as follows (in thousands):

December 31,	2021	2020

Accumulated Postretirement Benefit Obligation	$4,003	$3,625
Fair Value of Plan Assets
Funded Status	$4,003	$3,625

Balance in Accumulated Other Comprehensive Income	$1,224	$1,453

Amounts recognized in Accumulated Other Comprehensive Income were as follows (in thousands):

For the Year Ended December 31,	2021	2020

Net Gain	$606	$754
Prior Service Credit	618	699
Total	$1,224	$1,453

The prior service credit that will be recognized in accumulated other comprehensive income during 2022 is $81,381.

The following is a summary of the actuarial assumptions used to determine the accumulated postretirement benefit obligation:

December 31,	2021	2020
Equivalent APBO Single Discount Rate	2.80%	2.50%
Rate of Increase in Future Compensation Levels	N/A	N/A
Current Pre 65 Health Care Trend Rate	5.50%	5.75%
Current Post 64 Health Care Trend Rate	5.50%	5.75%
Ultimate Health Care Trend Rate	4.50%	4.50%
Year Ultimate Trend Rate Reached	2026	2026

The following is a summary of the assumptions used to determine the net postretirement benefit cost:

January 1,	2021	2020
Equivalent APBO Single Discount Rate	2.50%	3.20%
Rate of Increase in Future Compensation Levels	N/A	N/A
Current Pre 65 Health Care Trend Rate	5.75%	6.00%
Current Post 64 Health Care Trend Rate	5.75%	6.00%
Ultimate Health Care Trend Rate	4.50%	4.50%
Year Ultimate Trend Rate Reached	2026	2026

The following is a reconciliation of the accumulated postretirement benefit obligation, which is included in Employee and director benefit plans liabilities (in thousands):

	Accumulated
	Postretirement
	Benefit	Fair Value of	Funded
Reconciliation of Funded Status	Obligation	Plan Assets	Status
December 31, 2020:	$(3,625)	$	$(3,625)
Service cost	(120)		(120)
Interest cost	(100)		(100)
Losses	(148)		(148)
Benefits paid	44	(44)
Participant contributions	(54)	54
Employer Contributions		(10)	(10)
December 31, 2021	$(4,003)	$	$(4,003)

The following is a reconciliation of the accumulated other comprehensive income (in thousands):

			Accumulated Other
	Net	Prior Service	Comprehensive
	Gain/Loss	Cost/(Credit)	Income
December 31, 2020:	$(754)	$(699)	$(1,453)
Amortization payment		81	81
Liability (Gain)/Loss	148		148
December 31, 2021	$(606)	$(618)	$(1,224)

The following is a reconciliation of the Accrued Postretirement Cost (in thousands):

Accrued Postretirement Cost at December 31, 2020	$(5,079)
Employer Contributions	(10)
Total Net Postretirement Benefit cost	(139)
Accrued Postretirement Cost at December 31, 2021	$(5,228)

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

The balances of available for sale securities, which are the only assets measured at fair value on a recurring basis, by level within the fair value hierarchy and by investment type, as of December 31, 2021 and 2020, were as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
December 31, 2021:
U.S. Treasuries	$73,154	$	$73,154	$
Mortgage-backed securities	71,982		71,982
Collateralized mortgage obligations	129,987		129,987
States and political subdivisions	101,680		101,680
Total	$376,803	$	$376,803	$

December 31, 2020:
U.S. Treasuries	$20,124	$	$20,124	$
U.S. Government agencies	2,583		2,583
Mortgage-backed securities	72,676		72,676
Collateralized mortgage obligations	45,437		45,437
States and political subdivisions	39,310		39,310
Total	$180,130	$	$180,130	$

Impaired loans, which are measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of December 31, 2021 and 2020 were as follows (in thousands):

		Fair Value Measurements Using
December 31:	Total	Level 1	Level 2	Level 3
2021	$129	$	$	$129
2020	493			493

Other real estate, which is measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of December 31, 2021 and 2020 are as follows (in thousands):

		Fair Value Measurements Using
December 31:	Total	Level 1	Level 2	Level 3
2021	$1,891	$	$	$1,891
2020	3,475			3,475

The following table presents a summary of changes in the fair value of other real estate which is measured using Level 3 inputs (in thousands):

	2021	2020
Balance, beginning of year	$3,475	$7,453

Loans transferred to ORE	14	753

Sales	(1,299)	(4,070)

Write-downs	(299)	(661)

Balance, end of year	$1,891	$3,475

The carrying value and estimated fair value of financial instruments, by level within the fair value hierarchy, at December 31, 2021 and 2020 are as follows (in thousands):

	Carrying	Fair Value Measurements Using
	Amount	Level 1	Level 2		Level 3		Total
December 31, 2021:
Financial Assets:
Cash and due from banks	$49,991	$49,991	$		$		$49,991
Available for sale securities	376,803			376,803			376,803
Held to maturity securities	110,208			111,340			111,340
Other investments	2,404	2,404					2,404
Federal Home Loan Bank stock	2,153			2,153			2,153
Loans, net	235,851					238,305	238,305
Cash surrender value of life insurance	20,150			20,150			20,150
Financial Liabilities:
Deposits:
Non-interest bearing	193,473	193,473					193,473
Interest bearing	511,365					512,034	512,034
Borrowings from Federal Home Loan
Bank	889			1,072			1,072

	Carrying	Fair Value Measurements Using
	Amount	Level 1	Level 2		Level 3		Total
December 31, 2020:
Financial Assets:
Cash and due from banks	$91,542	$91,542	$		$		$91,542
Available for sale securities	180,130			180,130			180,130
Held to maturity securities	75,688			78,474			78,474
Other investments	2,593	2,593					2,593
Federal Home Loan Bank stock	2,149			2,149			2,149
Loans, net	273,995					278,898	278,898
Cash surrender value of life insurance	19,609			19,609			19,609
Financial Liabilities:
Deposits:
Non-interest bearing	170,269	170,269					170,269
Interest bearing	380,229					380,733	380,733
Borrowings from Federal Home Loan
Bank	969			1,316			1,316

NOTE Q: SUBSEQUENT EVENTS:

On March 11, 2022, the Board declared a dividend of $ .09 per share payable March 30, 2022 to shareholders of record as of March 23, 2022.

On March 17, 2022, the bank subsidiary signed a definitive agreement with Trustmark National Bank (“Trustmark”) to acquire substantially all of Trustmark’s corporate trust business for a purchase price of $650,000. This book of business will be added to the bank subsidiary’s existing corporate trust portfolio in its Asset Management and Trust Services Department. The purchase is subject to approval by the Federal Deposit Insurance Corporation. It is expected that the transaction will close during the second quarter of 2022.

235 Peachtree Street, NE Suite 1800 Atlanta, GA 30303	404 588 4200 wipfli.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Shareholders and Board of Directors

Peoples Financial Corporation

Biloxi, Mississippi

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of condition of Peoples Financial Corporation and subsidiaries (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income (loss), and cash flows for the three years in the period ended December 31, 2021, and changes in shareholder’s equity for each of the two years in the period ended December 31, 2021, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Estimate of allowance for loan losses – reserves related to loans collectively evaluated for impairment

As described in Notes A and C to the financial statements, the Company’s allowance for loan losses (“ALL”) totaled $3,169,000 relating to loans collectively evaluated for impairment (general reserve). The Company estimated the general reserve using the historical loss method which utilizes historical loss rates of pools of loans with similar risk characteristics applied to the respective loan pool balances. These amounts are then adjusted for certain qualitative factors related to current economic and general conditions currently observed by management.

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

March 25, 2022

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2021, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the period ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management of the Company, including its Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of internal control over financial reporting as of December 31, 2021, using the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our assessment included a review of the documentation of controls, evaluations of the design of the internal control system and tests of operating effectiveness of the internal controls. Based on the assessment, management has concluded that the Company had effective internal control over financial reporting as of December 31, 2021.

/s/ Chevis C. Swetman Chevis C. Swetman Chairman, President and Chief Executive Officer March 25, 2022	/s/ Lauri A. Wood Lauri A. Wood Chief Financial Officer March 25, 2022

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as provided below, the information required by this item will be contained in Sections II, III, VIII and IX of our definitive proxy statement to be filed on March 25, 2022, relating to our 2022 Annual Meeting of stockholders to be April 27, 2022, and is incorporated herein by reference.

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

ITEM 11 - EXECUTIVE COMPENSATION

The information in Section VI contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 27, 2022 which will be filed by the Company in definitive form with the Commission on March 25, 2022, is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in Sections IV and V contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 27, 2022, which was filed by the Company in definitive form with the Commission on March 25, 2022, is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information in Sections III and VII contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 27, 2022, which will be filed by the Company in definitive form with the Commission on March 25, 2022, is incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

The information in Section XI contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 27, 2022, which will be filed by the Company in definitive form with the Commission on March 25, 2022, is incorporated herein by reference.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Index of Financial Statements:

See Item 8.

(a) 2. Index of Financial Statement Schedules:

All other schedules have been omitted as not applicable or not required or because the information has been included in the financial statements or applicable notes.

(a) 3. Index of Exhibits:

Description	Incorporated by Reference to Registration or File Number	Form of Report	Date of Report	Exhibit Number in Report
(2.1) Asset Purchase Agreement By and Between Trustmark National Bank and The Peoples Bank	001-12103	8-K	3/17/2022	2.1
(3.1) Articles of Incorporation	001-12103	10-K	12/31/2020	3.1
(3.2) Bylaws	001-12103	10-K	12/31/2020	3.2
(4.1) Description of Common Stock	001-12103	10-K	12/31/2020	4.1
(10.1) Description of Automobile Plan	0-30050	10-K	12/31/2003	10.1
(10.2) Directors' Deferred Income Plan Agreements	0-30050	10-K	12/31/2003	10.2
(10.3) Executive Supplemental Income Plan Agreement - Chevis C. Swetman	001-12103	10-Q	9/30/2007	10.2
(10.4) Executive Supplemental Income Plan Agreement - A. Wes Fulmer	001-12103	10-Q	9/30/2007	10.3
(10.5) Executive Supplemental Income Plan Agreement - Lauri A. Wood	001-12103	10-Q	9/30/2007	10.4
(10.6) Split Dollar Agreements	0-30050	10-K	12/31/2003	10.4
(10.7) Deferred Compensation Plan	001-12103	10-Q	9/30/2007	10.1
(10.8) Description of Stock Incentive Plan	33-15595	10-K	12/31/2001	10.6
(10.9) Description of Bonus Plan	001-12103	10-Q	9/30/2010	10.1
(21) Subsidiaries of the registrant (P)	33-15595	10-K	12/31/1988	22
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

(101)  The following materials from the Company’s 2021 Annual Report to Shareholders, formatted in iXBRL (inline Extensible Business Reporting Language): (i) Consolidated Statements of Condition at December 31, 2021 and 2020, (ii) Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2021, 2020 and 2019, (iv) Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2021 and 2020, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019 and (vi) Notes to the Consolidated Financial Statements for the year ended December 31, 2021, 2020 and 2019 *

(104)  Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

* Filed Herewith.

(P) Paper filing.

ITEM 16 – FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL CORPORATION

(Registrant)

Date:              March 25, 2022

          BY:              /s/ Chevis C. Swetman

Chevis C. Swetman, Chairman of the Board

(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

BY: /s/ Chevis C. Swetman

Date: March 25, 2022
Chevis C. Swetman, Chairman, President and CEO (principal executive officer)

BY:	/s/ Ronald G. Barnes	BY:	/s/ Padrick D. Dennis
Date:	March 25, 2022	Date:	March 25, 2022
	Ronald G. Barnes, Director		Padrick D. Dennis, Director

BY:	/s/ Jeffrey H. O’Keefe	BY:	/s/ Paige Reed Riley
Date:	March 25, 2022	Date:	March 25, 2022
	Jeffrey H. O’Keefe, Director		Paige Reed Riley, Director

BY:	/s/ George J. Sliman, III	BY:	/s/ Lauri A. Wood
Date:	March 25, 2022	Date:	March 25, 2022
	George J. Sliman, III, Director		Lauri A. Wood, Chief Financial Officer (principal financial and accounting officer)