Form 10-Q
period 2022-03-31
PEOPLES FINANCIAL CORP /MS/
filed 2022-05-13
CIK 770460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (D) OF THE

SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended                                         March 31, 2022

      or

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

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date. Peoples Financial Corporation has only one class of common stock authorized. At April 29, 2022, there were 15,000,000 shares of $1 par value common stock authorized, with 4,678,186 shares issued and outstanding.

Part 1 – Financial Information

Item 1: Financial Statements

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition

(in thousands except share data)

	March 31, 2022	December 31, 2021
	(unaudited)	(audited)

Assets
Cash and due from banks	$169,628	$49,991

Available for sale securities	380,901	376,803

Held to maturity securities, fair value of
$102,717 at March 31, 2022;
$111,340 at December 31, 2021	107,884	110,208

Other investments	350	350

Federal Home Loan Bank Stock, at cost	2,153	2,153

Loans	241,098	239,162

Less: Allowance for loan losses	3,368	3,311

Loans, net	237,730	235,851

Bank premises and equipment, net of accumulated depreciation	15,574	15,799

Other real estate	1,010	1,891

Accrued interest receivable	2,992	2,841

Cash surrender value of life insurance	20,317	20,150

Other assets	813	722

Total assets	$939,352	$816,759

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition (continued)

(in thousands except share data)

	March 31, 2022	December 31, 2021
	(unaudited)	(audited)
Liabilities and Shareholders' Equity
Liabilities:

Deposits:

Demand, non-interest bearing	$214,732	$193,473

Savings and demand, interest bearing	529,683	428,411

Time, $100,000 or more	82,250	62,040

Other time deposits	20,281	20,914

Total deposits	846,946	704,838

Borrowings from Federal Home Loan Bank	874	889

Employee and director benefit plans liabilities	19,311	19,332

Other liabilities	1,551	2,162

Total liabilities	868,682	727,221

Shareholders' Equity:
Common stock, $1 par value, 15,000,000 shares authorized, 4,678,186 shares issued and outstanding at March 31, 2022 and December 31, 2021	4,678	4,678

Surplus	65,780	65,780

Undivided profits	21,377	20,911

Accumulated other comprehensive loss	(21,165)	(1,831)

Total shareholders' equity	70,670	89,538

Total liabilities and shareholders' equity	$939,352	$816,759

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Income

(in thousands except per share data) (unaudited)

	Three Months Ended March 31,
	2022	2021
Interest income:

Interest and fees on loans	$2,694	$3,254

Interest and dividends on securities:

U.S. Treasuries	231	62

U.S. Government agencies		26

Mortgage-backed securities	533	451

Collateralized mortgage obligations	274	170

States and political subdivisions	1,167	780

Other investments	1	2

Interest on balances due from depository institutions	39	36

Total interest income	4,939	4,781

Interest expense:

Deposits	153	260

Borrowings from Federal Home Loan Bank	6	6

Total interest expense	159	266

Net interest income	4,780	4,515

Provision for (reduction of) allowance for loan losses	25	(4,853)

Net interest income after provision for (reduction of) allowance for loan losses	$4,755	$9,368

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Income (continued)

(in thousands except per share data) (unaudited)

	Three Months Ended March 31,
	2022	2021
Non-interest income:

Trust department income and fees	$444	$437

Service charges on deposit accounts	891	836

Increase in cash surrender value of life insurance	125	108

Other income	134	129

Total non-interest income	1,594	1,510

Non-interest expense:

Salaries and employee benefits	2,642	2,516

Net occupancy	482	461

Equipment rentals, depreciation and maintenance	771	781

FDIC and state banking assessments	108	109

Data processing	354	350

ATM expense	307	295

Other real estate (income) expense	(9)	129

Loss from other investments		32

Other expense	807	1,875

Total non-interest expense	5,462	6,548

Net income	$887	$4,330

Basic and diluted earnings per share	$.19	$.89
Dividends declared per share	$.09	$.10

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands) (unaudited)

	Three Months Ended March 31,
	2022	2021

Net income	$887	$4,330

Other comprehensive income (loss):

Net unrealized (loss) on available for sale securities	(19,334)	(4,248)

Total other comprehensive (loss)	(19,334)	(4,248)

Total comprehensive income (loss)	$(18,447)	$82

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands except share data)

					Accumulated
	Number of				Other
	Common	Common		Undivided	Comprehensive
	Shares	Stock	Surplus	Profits	Income (loss)	Total

Balance, January 1, 2021	4,878,557	$4,879	$65,780	$16,225	$5,872	$92,756
Net income				4,330		4,330

Other comprehensive loss					(4,248)	(4,248)

Dividend declared ($ .10 per share)				(488)		(488)

Balance, March 31, 2021	4,878,557	$4,879	$65,780	$20,067	$1,624	$92,350

Balance, January 1, 2022	4,678,186	$4,678	$65,780	$20,911	$(1,831)	$89,538

Net income				887		887

Other comprehensive loss					(19,334)	(19,334)

Dividend declared ($ .09 per share)				(421)		(421)

Balance, March 31, 2022	4,678,186	$4,678	$65,780	$21,377	$(21,165)	$70,670

Note: Balances as of January 1, 2021 and 2022 were audited.

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands) (unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$887	$4,330

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	441	450

Provision for (reduction of) allowance for loan losses	25	(4,853)

Writedown of other real estate		58

Gain on sales of other real estate	(33)	(3)

Loss from other investments		32

Amortization of available for sale securities	210	88

Amortization of held to maturity securities	129	73

Change in accrued interest receivable	(151)	(322)

Increase in cash surrender value of life insurance	(125)	(108)

Change in other assets	(91)	41

Change in employee and director benefit plan liabilities and other liabilities	(633)	943
Net cash provided by operating activities	$659	$729

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(in thousands) (unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from investing activities:
Proceeds from maturities of available for securities	$6,057	$9,591

Purchases of available for sale securities	(29,699)	(72,913)

Proceeds from maturities of held to maturity securities	2,195	1,980

Purchases of held to maturity securities		(19,586)

Purchases of Federal Home Loan Bank stock		(2)

Proceeds from sales of other real estate	914	277

Loans, net change	(1,904)	10,647

Acquisition of bank premises and equipment	(216)	(332)

Investment in cash surrender value of life insurance	(42)	(42)
Net cash used in investing activities	(22,695)	(70,380)
Cash flows from financing activities:
Demand and savings deposits, net change	122,531	79,858

Time deposits, net change	19,578	3,403

Borrowings from Federal Home Loan Bank		22

Repayments to Federal Home Loan Bank	(15)	(59)

Cash dividends	(421)

Net cash provided by financing activities	141,673	83,224
Net increase in cash and cash equivalents	119,637	13,573
Cash and cash equivalents, beginning of period	49,991	91,542
Cash and cash equivalents, end of period	$169,628	$105,115

See Notes to Consolidated Financial Statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the three Months Ended March 31, 2022 and 2021

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

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the financial position of the Company and its subsidiaries as of March 31, 2022 and the results of their operations and their cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2021 Annual Report and Form 10-K.

The results of operations for the quarter ended March 31, 2022, are not necessarily indicative of the results to be expected for the full year.

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

Summary of Significant Accounting Policies - The accounting and reporting policies of the Company conform to GAAP and general practices within the banking industry. There have been no material changes or developments in the application of principles or in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be Critical Accounting Policies as disclosed in our Form 10-K for the year ended December 31, 2021.

Revision of Prior Period Financial Statements – Other investments includes a low income housing partnership in which the Company is a 99% limited partner (the “Investment”). After the Annual Report on Form 10-K was filed on March 25, 2022, the Company identified an error in the historical financial statements related to the accounting for the Investment. The Company accounted for the Investment under GAAP according to ASC 323, Equity Method and Joint Ventures, through the application of the equity method but should have also periodically evaluated the Investment for impairment. Management performed an impairment evaluation on the Investment with assistance from a third-party consultant, who is an expert in accounting for such investments. Based on the evaluation, management determined that the Investment had become impaired in prior years starting 2012 through 2018.

The aggregate amount of the errors at each period end represented 3% or less of our shareholders' equity in all prior periods. In accordance with the guidance set forth in SEC Staff Accounting Bulletin 99, Materiality, and SEC Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financials, the Company concluded that the error was not material, to any prior periods, the current period or the trend in earnings from a quantitative and qualitative perspective. However, correcting the cumulative effect of the errors in the current period would have resulted in a material misstatement in the current period and, as such, we have revised our previously reported financial information contained in our Quarterly Report on Form 10-Q for the three months ended March 31, 2022 to correct the immaterial error. We will also revise previously reported financial information for these immaterial errors in our future filings, as applicable.

The income statements presented have not been affected by the revision.

A summary of revisions to certain previously reported financial information is presented below:

Revised Consolidated Statements of Condition as of December 31, 2021 (in thousands):

	As Reported	Adjustment	As Revised

Other investments	$2,404	$(2,054)	$350
Total assets	818,813	(2,054)	816,759
Undivided profits	22,965	(2,054)	20,911
Total shareholders' equity	91,592	(2,054)	89,538

Revised Consolidated Statements of Shareholders’ Equity for the Three Months ended March 31, 2021 (in thousands):

	Three Months Ended March 31, 2021
	As Reported	Adjustment	As Revised

Beginning balance undivided profits	$18,335	$(2,110)	$16,225
Beginning balance total shareholders' equity	94,866	(2,110)	92,756
Ending balance undivided profits	22,177	(2,110)	20,067
Ending balance total shareholders' equity	94,460	(2,110)	92,350

Accounting Standards Update –In March 2022, the Financial Accounting Standards Board issued Accounting Standards Update 2022-02 (“ASU 2022-02”), Financial Instruments-Credit Losses (Topic 326). ASU 2022-02 amends guidance relating to trouble debt restructurings for all entities after they have adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The update is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of this ASU is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

2. Earnings Per Share:

Per share data is based on the weighted average shares of common stock outstanding of 4,678,186 and 4,878,557 for the three months ended March 31, 2022 and 2021, respectively.

3. Statements of Cash Flows:

The Company has defined cash and cash equivalents as cash and due from banks. The Company paid $158,300 and $258,500 for the three months ended March 31, 2022 and 2021, respectively, for interest on deposits and borrowings. No income tax payments were made during the three months ended March 31, 2022 and 2021. No loans were transferred to other real estate during the three months ended March 31, 2022 and 2021.

4. Investments:

The amortized cost and fair value of securities at March 31, 2022 and December 31, 2021, are as follows (in thousands):

		Gross	Gross
		Unrealized	Unrealized
March 31, 2022	Amortized Cost	Gains	Losses	Fair Value
Available for sale securities:

U.S. Treasuries	$103,635	$12	$(5,041)	$98,606

Mortgage-backed securities	68,190	226	(1,748)	66,668

Collateralized mortgage obligations	99,477	98	(2,820)	96,755

Commercial mortgage obligations non-agency	27,490		(749)	26,741

States and political subdivisions	103,602	3	(11,474)	92,131

Total available for sale securities	$402,394	$339	$(21,832)	$380,901

Held to maturity securities:
States and political subdivisions	$107,884	$275	$(5,442)	$102,717

Total held to maturity securities	$107,884	$275	$(5,442)	$102,717

		Gross	Gross
		Unrealized	Unrealized
December 31, 2021	Amortized Cost	Gains	Losses	Fair Value
Available for sale securities:

U.S. Treasuries	$73,889	$	$(735)	$73,154

Mortgage-backed securities	71,187	1,236	(441)	$71,982

Collateralized mortgage obligations	130,181	841	(1,035)	$129,987

States and political subdivisions	103,704	293	(2,317)	101,680

Total available for sale securities	$378,961	$2,370	$(4,528)	$376,803

Held to maturity securities:
States and political subdivisions	$110,208	$1,760	$(628)	$111,340

Total held to maturity securities	$110,208	$1,760	$(628)	$111,340

The amortized cost and fair value of debt securities at March 31, 2022 (in thousands), by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale securities:
Due in one year or less	$15,637	$15,640
Due after one year through five years	15,495	15,484
Due after five years through ten years	103,541	95,756
Due after ten years	72,564	63,857
Mortgage-backed securities	68,190	66,668
Collateralized mortgage obligations	99,477	96,755
Commercial mortgage obligations non-agency	27,490	26,741
Totals	$402,394	$380,901

Held to maturity securities:
Due in one year or less	$4,666	$4,681
Due after one year through five years	17,810	17,921
Due after five years through ten years	43,338	41,078
Due after ten years	42,070	39,037
Totals	$107,884	$102,717

Available for sale and held to maturity securities with gross unrealized losses at March 31, 2022 and December 31, 2021, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows (in thousands):

	Less Than Twelve Months			Over Twelve Months			Total
		Gross				Gross		Gross
		Unrealized				Unrealized		Unrealized
	Fair Value	Losses		Fair Value		Losses	Fair Value	Losses
March 31, 2022:
U.S. Treasuries	$78,806	$5,041	$		$		$78,806	$5,041
Mortgage-backed securities	39,678	724		8,254		1,024	47,932	1,748
Collateralized mortgage obligations	104,092	3,569					104,092	3,569
States and political subdivisions	117,081	11,292		36,011		5,624	153,092	16,916
TOTAL	$339,657	$20,626		$44,265		$6,648	$383,922	$27,274
December 31, 2021:
U.S. Treasuries	$73,154	$735	$		$		$73,154	$735
Mortgage-backed securities	26,288	441					26,288	441
Collateralized mortgage obligations	66,369	1,035					66,369	1,035
States and political subdivisions	102,413	2,577		7,470		368	109,883	2,945
TOTAL	$268,224	$4,788		$7,470		$368	$275,694	$5,156

At March 31, 2022, 8 of the 12 U.S. Treasury securities, 32 of the 48 mortgage-backed securities, 28 of the 34 collateralized mortgage obligations and 118 of the 219 securities issued by states and political subdivisions contained unrealized losses.

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

There were no sales of available for sale debt securities for the three months ended March 31, 2022 and March 31, 2021.

Securities with a fair value of $386,206,596 and $229,092,900 at March 31, 2022 and December 31, 2021, respectively, were pledged to secure public deposits, federal funds purchased and other balances required by law.

5. Loans:

The composition of the loan portfolio at March 31, 2022 and December 31, 2021, is as follows (in thousands):

	March 31, 2022	December 31, 2021

Gaming	$10,680	$7,900

Hotel/Motel	48,326	50,765

Real estate, construction	28,951	27,191

Real estate, mortgage	127,941	128,352

Commercial and industrial	15,965	15,882

Other	9,235	9,072

Total	$241,098	$239,162

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), a stimulus package intended to provide relief to businesses and consumers in the United States struggling as a result of COVID-19, was signed into law. A provision in the CARES Act included funding for the creation of the Paycheck Protection Program (“PPP”). PPP is intended to provide loans to small businesses to pay their employees, rent, mortgage interest and utilities. At March 31, 2022, 27 loans with a balance of $1,606,105 were outstanding. At December 31, 2021, 40 loans with a balance of $2,819,944 were outstanding All PPP loans are reported in the commercial and industrial segment within the loan portfolio.

The age analysis of the loan portfolio, segregated by class of loans, as of March 31, 2022 and December 31, 2021, is as follows (in thousands):

							Loans Past
							Due Greater
	Number of Days Past Due						Than 90
			Greater	Total		Total	Days &
	30 - 59	60 - 89	Than 90	Past Due	Current	Loans	Still Accruing
March 31, 2022:
Gaming	$	$	$	$	$10,680	$10,680	$
Hotel/Motel					48,326	48,326
Real estate, construction	290	1,624		1,914	27,037	28,951
Real estate, mortgage	306	1,281	40	1,627	126,314	127,941	40
Commercial and industrial					15,965	15,965
Other	3	1		4	9,231	9,235

Total	$599	$2,906	$40	$3,545	$237,553	$241,098	$40
December 31, 2021:
Gaming	$	$	$	$	$7,900	$7,900	$
Hotel/Motel					50,765	50,765
Real estate, construction	105			105	27,086	27,191
Real estate, mortgage	1,996	60	63	2,119	126,233	128,352
Commercial and industrial	21	320		341	15,541	15,882
Other	209			209	8,863	9,072

Total	$2,331	$380	$63	$2,774	$236,388	$239,162

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

An analysis of the loan portfolio by loan grade, segregated by class of loans, as of March 31, 2022 and December 31, 2021, is as follows (in thousands):

	Loans With A Grade Of:
	A, B or C	S		D		E		F	Total
March 31, 2022:
Gaming	$10,680	$		$		$		$	$10,680

Hotel/Motel	48,326								48,326

Real estate, construction	28,755				5		191		28,951

Real estate, mortgage	124,772		84		2,576		509		127,941

Commercial and industrial	15,939				26				15,965

Other	9,227				8				9,235

Total	$237,699		$84		$2,615		$700		$241,098

December 31, 2021:
Gaming	$7,900	$		$		$		$	$7,900

Hotel/Motel	50,765								50,765

Real estate, construction	26,980				6		205		27,191

Real estate, mortgage	124,289		87		3,344		632		128,352

Commercial and industrial	15,834				27		21		15,882

Other	9,060				12				9,072

Total	$234,828		$87		$3,389		$858		$239,162

A loan may be impaired but not on nonaccrual status when the loan is well secured and in the process of collection. Total loans on nonaccrual as of March 31, 2022 and December 31, 2021, are as follows (in thousands):

	March 31, 2022	December 31, 2021

Real estate, construction	$133	$138

Real estate, mortgage	441	563

Total	$574	$701

Prior to 2021, certain loans were modified by granting interest rate concessions to these customers with such loans being classified as troubled debt restructurings. During 2021 and 2022, the Company did not restructure any additional loans. Specific reserves of $0 and $50,000 were allocated to troubled debt restructurings as of March 31, 2022 and December 31, 2021. The Bank had no commitments to lend additional amounts to customers with outstanding loans classified as troubled debt restructurings as of March 31, 2022 and December 31, 2021.

Impaired loans, which include loans classified as nonaccrual and troubled debt restructurings, segregated by class of loans, as of March 31, 2022 and December 31, 2021, are as follows (in thousands):

	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2022:
With no related allowance recorded:
Real estate, construction	$133	$133	$	$135	$
Real estate, mortgage	950	950		966		6

Total	1,083	1,083		1,101		6

With a related allowance recorded:
Real estate, mortgage	50	50	20	50

Total	50	50	20	50

Total by class of loans:
Real estate, construction	133	133		135
Real estate, mortgage	1,000	1,000	20	1,016		6

Total	$1,133	$1,133	$20	$1,151		$6

December 31, 2021:
With no related allowance recorded:
Real estate, construction	$272	$205	$	$369		$7
Real estate, mortgage	1,014	1,014		1,075		21

Total	1,286	1,219		1,444		28

With a related allowance recorded:
Real estate, mortgage	199	199	70	203		5
Total	199	199	70	203		5

Total by class of loans:
Real estate, construction	272	205		369		7
Real estate, mortgage	1,213	1,213	70	1,278		26

Total	$1,485	$1,418	$70	$1,647		$33

6. Allowance for Loan Losses:

Transactions in the allowance for loan losses for the three months ended March 31, 2022 and 2021, and the balances of loans, individually and collectively evaluated for impairment, as of March 31, 2022 and 2021, are as follows (in thousands):

	Gaming		Hotel/Motel		Real Estate, Construction		Real Estate, Mortgage	Commercial and Industrial	Other		Total
For the Quarter Ended March 31, 2022:
Allowance for Loan Losses:
Beginning Balance		$102		$691		$139	$2,049	$252		$78	$3,311
Charge-offs										(76)	(76)
Recoveries							48	9		51	108
Provision		36		(31)		35	(54)	14		25	25
Ending Balance		$138		$660		$174	$2,043	$275		$78	$3,368

Allowance for loan losses, March 31, 2022:
Ending balance: individually evaluated for impairment	$		$		$		$109	$26	$		$135

Ending balance: collectively evaluated for impairment		$138		$660		$174	$1,934	$249		$78	$3,233

Total Loans, March 31, 2022:
Ending balance: individually evaluated for impairment	$		$			$196	$3,085	$26		$8	$3,315

Ending balance: collectively evaluated for impairment		$10,680		$48,326		$28,755	$124,856	$15,939		$9,227	$237,783

	Gaming		Hotel/Motel		Real Estate, Construction	Real Estate, Mortgage	Commercial and Industrial	Other		Total
For the Quarter Ended March 31, 2021:
Allowance for Loan Losses:
Beginning Balance		$186		$754	$111	$2,849	$417		$109	$4,426
Charge-offs					(2)	(2)			(81)	(85)
Recoveries					18	4,510	14		42	4,584
Provision		6		62	(1)	(4,888)	(82)		50	(4,853)
Ending Balance		$192		$816	$126	$2,469	$349		$120	$4,072

Allowance for loan losses, March 31, 2021:
Ending balance: individually evaluated for impairment	$		$		$20	$181	$39	$		$240
Ending balance: collectively evaluated for impairment		$192		$816	$106	$2,288	$310		$120	$3,832

Total Loans, March 31, 2021:
Ending balance: individually evaluated for impairment		$2,638	$		$440	$6,250	$88		$18	$9,434
Ending balance: collectively evaluated for impairment		$15,157		$46,943	$24921	$131,827	$34,931		$9060	$262,839

7. Deposits:

Time deposits of $250,000 or more totaled approximately $64,260,000 and $43,613,000 at March 31, 2022 and December 31, 2021, respectively.

8. Shareholders’ Equity:

On March 11, 2022, the Board declared a dividend of $ .09 per share payable March 30, 2022 to shareholders of record on March 23, 2022.

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

The balances of available for sale securities, which are the only assets measured at fair value on a recurring basis, by level within the fair value hierarchy and by investment type, as of March 31, 2022 and December 31, 2021 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
March 31, 2022:
U.S. Treasuries	$98,606	$	$98,606	$
Mortgage-backed securities	66,668		66,668
Collateralized mortgage obligations	96,755		96,755
Commercial Mortgage Obligations non-agency	26,741		26,741
States and political subdivisions	92,131		92,131
Total	$380,901	$	$380,901	$

December 31, 2021:
U.S. Treasuries	$73,154	$	$73,154	$
Mortgage-backed securities	71,982		71,982
Collateralized mortgage obligations	129,987		129,987
States and political subdivisions	101,680		101,680
Total	$376,803	$	$376,803	$

Impaired loans, which are measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of March 31, 2022 and December 31, 2021 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
March 31, 2022	$30	$	$	$30
December 31, 2021	129			129

Other real estate, which is measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of March 31, 2022 and December 31, 2021 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
March 31, 2022	$1,010	$	$	$1,010
December 31, 2021	1,891			1,891

The following table presents a summary of changes in the fair value of other real estate which is measured using level 3 inputs (in thousands):

	For the Three	For the Year
	Months Ended	Ended
	March 31, 2022	December 31, 2021
Balance, beginning of period	$1,891	$3,475

Loans transferred to ORE		14

Sales	(881)	(1,299)

Writedowns		(299)

Balance, end of period	$1,010	$1,891

The carrying value and estimated fair value of financial instruments, by level within the fair value hierarchy, at March 31, 2022 and December 31, 2021, are as follows (in thousands):

	Carrying	Fair Value Measurements Using
	Amount	Level 1	Level 2		Level 3		Total
March 31, 2022:
Financial Assets:
Cash and due from banks	$169,628	$169,628	$		$		$169,628
Available for sale securities	380,901			380,901			380,901
Held to maturity securities	107,884			102,717			102,717
Other investments	350	350					350
Federal Home Loan Bank stock	2,153			2,153			2,153
Loans, net	237,730					237,445	237,445
Cash surrender value of life insurance	20,317			20,317			20,317
Financial Liabilities:
Deposits:
Non-interest bearing	214,732	214,732					214,732
Interest bearing	632,214					632,659	632,659
Borrowings from Federal Home Loan
Bank	874			952			952

December 31, 2021:
Financial Assets:
Cash and due from banks	$49,991	$49,991	$		$		$49,991
Available for sale securities	376,803			376,803			376,803
Held to maturity securities	110,208			111,340			111,340
Other investments	350	350					350
Federal Home Loan Bank stock	2,153			2,153			2,153
Loans, net	235,851					238,305	238,305
Cash surrender value of life insurance	20,150			20,150			20,150
Financial Liabilities:
Deposits:
Non-interest bearing	193,473	193,473					193,473
Interest bearing	511,365					512,034	512,034
Borrowings from Federal Home Loan
Bank	889			1,072			1,072

10. Aquisition of Corporate Trust Business:

On March 17, 2022, the bank subsidiary signed a definitive agreement with Trustmark National Bank (“Trustmark”) to acquire substantially all of the Trustmark’s corporate trust business for a purchase price of $650,000.  This book of business will be added to the bank subsidiary’s existing corporate trust portfolio in its Asset Management and Trust Services Department.  The purchase is subject to approval by the Federal Deposit Insurance Corporation.

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

The following presents Management's discussion and analysis of the consolidated financial condition and results of operations of Peoples Financial Corporation and Subsidiaries. These comments should be considered in combination with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in this report on Form 10-Q and the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Management’s Discussion and Analysis included in the Company’s Form 10-K for the year ended December 31, 2021.

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

New Accounting Pronouncements

The Financial Accounting Standards Board issued several accounting standards updates during the first quarter of 2022. Further disclosure is included in Note 1.

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

GAAP Reconciliation and Explanation

This Form 10-Q contains non-GAAP financial measures determined by methods other than in accordance with GAAP. Such non-GAAP financial measures include taxable equivalent interest income and taxable equivalent net interest income. Management uses these non-GAAP financial measures because it believes they are useful for evaluating our operations and performance over periods of time, as well as in managing and evaluating our business and in discussions about our operations and performance. Management believes these non-GAAP financial measures provide users of our financial information with a meaningful measure for assessing our financial results, as well as comparison to financial results for prior periods. These non-GAAP financial measures should not be considered as a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled financial measures used by other companies. A reconciliation of these operating performance measures to GAAP performance measures for the three months ended March 31, 2022 and 2021 is included in the table on the following page.

RECONCILATION OF NON-GAAP PERFORMANCE MEASURES (In thousands)

For the Three Months Ended March 31,	2022	2021

Interest income reconciliation:

Interest income - taxable equivalent	$5,033	$4,835
Taxable equivalent adjustment	(94)	(54)

Interest income (GAAP)	$4,939	$4,781

Net interest income reconciliation:

Net interest income - taxable equivalent	$4,874	$4,569
Taxable equivalent adjustment	(94)	(54)

Net interest income (GAAP)	$4,780	$4,515

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

The Company reported net income of $887,000 for the first quarter of 2022 compared with net income of $4,330,000 for the first quarter of 2021. Results in 2021 included a reduction of the allowance for loan losses of $4,853,000 and the accrual for the anticipated settlement of a lawsuit of $1,125,000 which is included in non-interest expense.

Managing the net interest margin is a key component of the Company’s earnings strategy. Although in March 2022, the Federal Reserve increased rates by 25 basis points the current interest rate environment remains low. The Company adopted new investment strategies in 2021 to improve yields on its securities while not compromising duration or credit risk. As a result, total interest income increased $158,000 in 2022 as compared with 2021. The reduction in rates partially offset by an increase in volume decreased total interest expense $107,000 in 2022 as compared with 2021.

Monitoring asset quality, estimating potential losses in our loan portfolio and addressing non-performing loans continue to be a major focus of the Company. A provision of $25,000 was recorded in the first quarter of 2022 as compared to a reduction of the allowance for loan losses of $4,853,000 recorded in the first quarter of 2021. The reduction in the allowance for loan losses in 2021 was mainly the result of a significant recovery of a loan balance that was previously charged off. The Company is working diligently to address and reduce its non-performing assets. The Company’s nonaccrual loans totaled $574,000 and $701,000 at March 31, 2022 and December 31, 2021, respectively. Most of these loans are collateral-dependent, and the Company has rigorously evaluated the value of its collateral to determine potential losses.

Non-interest income increased $84,000 for the three months ended March 31, 2022 as compared with 2021 results. The increase was mainly due to higher service charge income on deposit accounts.

Non-interest expense decreased $1,086,000 for the three months ended March 31, 2022, as compared with 2021 results. This decrease for the three months ended March 31, 2022 was primarily due to a decrease in other expense of $1,068,000. Included in other expense in 2021 was the accrual for the anticipated settlement of a lawsuit of $1,125,000 which settled later in 2021.

Total assets at March 31, 2022 increased $122,593,000 as compared with December 31, 2021. Total deposits increased $142,108,000 as governmental entities’ balances increased due to tax collections and some customers maintained their PPP loan proceeds in their deposit accounts. This increase in funds was primarily held in interest bearing cash, which increased $119,637,000 as compared with December 31, 2021.

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

The Company’s average interest earning assets increased approximately $117,323,000, or 17%, from approximately $688,989,000 for the first quarter of 2021 to approximately $806,312,000 for the first quarter of 2022. The Company’s average balance sheet increased primarily as average investments increased approximately $194,440,000, partially offset by a decrease in average loans of approximately $39,083,000 and average balances due from financial institutions decreased approximately $38,034,000 for the first quarter of 2022 as compared with the first quarter of 2021. Average loans decreased as principal payments, particularly on PPP loans, maturities, and charge-offs on existing loans exceeded new loans. Funds available from the decrease in average loans and the decrease in balances due from financial institutions and the increase in average deposits were used to increase the investment in securities.

The average yield on interest-earning assets decreased from 2.81% for the first quarter of 2021 to 2.50% for the first quarter of 2022. This decrease is primarily due to a decrease in loan volume along with a decrease in PPP loan fee income recognized in 2022.

Average interest-bearing liabilities increased approximately $120,559,000, or 26%, from approximately $459,468,000 for the first quarter of 2021 to approximately $580,027,000 for the first quarter of 2022. Average interest-bearing deposit balances increased approximately $120,631,000 as several large public fund customers maintained higher balances with the bank subsidiary in 2022 and some of the PPP loan proceeds were deposited and maintained in customers’ accounts.

The average rate paid on interest bearing liabilities for the first quarter of 2021 was .23% as compared with .11% for the first quarter of 2022. Although in March 2022 the Federal Reserve increased rates by 25 basis points, the current interst rate environment remains low.

The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 2.65% for the quarter ended March 31, 2021 and 2.42% for the quarter ended March 31, 2022.

The tables on the following pages analyze the changes in tax-equivalent net interest income for the quarters ended March 31, 2022 and 2021.

Analysis of Average Balances, Interest Earned/Paid and Yield (In Thousands)

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate
Loans (2)(3)	$236,541	$2,694	4.56%	$275,624	$3,254	4.72%

Balances due from financial institutions	88,809	39	0.18%	126,843	36	0.11%

HTM:
Taxable	71,302	452	2.54%	51,960	349	2.69%

Non taxable (1)	37,694	262	2.78%	26,914	211	3.14%

AFS:
Taxable	364,326	1,543	1.69%	199,489	937	1.88%

Non taxable (1)	5,487	42	3.06%	6,009	47	3.13%

Other	2,153	1	0.19%	2,150	1	0.19%

Total	$806,312	$5,033	2.50%	$688,989	$4,835	2.81%
Savings & interest- bearing DDA	$491,784	$104	0.08%	$396,610	$173	0.17%

Time deposits	87,361	49	0.22%	61,904	86	0.56%

Borrowings from FHLB	882	6	2.72%	954	7	2.94%

Total	$580,027	$159	0.11%	$459,468	$266	0.23%

Net tax-equivalent spread			2.39%			2.58%
Net tax-equivalent margin on earning assets			2.42%			2.65%

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 21% in 2022 and 2021. See disclosure of Non-GAAP financial measures on pages 29 and 30.

(2) Loan fees of $230 and $396 for 2022 and 2021, respectively, are included in these figures. Of the loan fees recognized in 2022, $59 were related to PPP loans.

(3) Includes nonaccrual loans.

Analysis of Changes in Interest Income and Interest Expense

(In Thousands)

	For the Three Months Ended
	March 31, 2022 compared with March 31, 2021
	Volume	Rate	Rate/Volume	Total
Interest earned on:

Loans	$(461)	$(115)	$16	$(560)

Balances due from financial institutions	(11)	20	(6)	3

Held to maturity securities:
Taxable	130	(20)	(7)	103
Non taxable	85	(24)	(10)	51

Available for sale securities:
Taxable	774	(92)	(76)	606
Non taxable	(4)	(1)		(5)

Total	$513	$(232)	$(83)	$198

Interest paid on:

Savings & interest-bearing
DDA	$42	$(89)	$(21)	$(68)

Time deposits	35	(51)	(21)	(37)

Borrowings from FHLB	(1)	(1)		(2)

Total	$76	$(141)	$(42)	$(107)

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

The Company’s analysis includes evaluating the current values of collateral securing all nonaccrual loans. Nonaccrual loans totaled $574,000 and $701,000 with specific reserves on these loans of $20,000 and $20,000, at March 31, 2022 and December 31, 2021, respectively. These specific reserves allocated to nonaccrual loans are relatively low as collateral values appear sufficient to cover loan losses or the loan balances have been charged down to their realizable value.

In addition to the factors considered when assessing risk in the loan portfolio which are identified in the Notes to the Consolidated Financial Statements included in the Company’s 2021 Annual Report, the Company included the potential negative impact of COVID-19 on its loan portfolio, particularly the gaming and hotel/motel concentrations, in performing this risk assessment as of March 31, 2022. As of March 31, 2022, a general reserve of approximately $287,000 was allocated to non-classified loans as a result of COVID-19. As of March 31, 2022, no specific reserves were allocated to classified loans as a result of COVID-19, as customers in potentially vulnerable industries have resources through business interruption insurance, proceeds from PPP or other loan programs and/or have been able to begin to return to normal operations.

The Company’s on-going, systematic evaluation resulted in the Company recording a provision of $25,000 for the first quarter of 2022 and a reduction of allowance for loan losses of $4,853,000 for the first quarter of 2021. The reduction of provision in 2021 is primarily the result of $4,510,000 recovery realized during the first quarter on one loan in the real estate, mortgage segment. The allowance for loan losses as a percentage of loans was 1.40% and 1.38% at March 31, 2022 and December 31, 2021, respectively. The Company believes that its allowance for loan losses is appropriate as of March 31, 2022.

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

Non-interest income

Non-interest income increased $84,000 for the first quarter of 2022 as compared with the first quarter of 2021. Service charges on deposit accounts increased $55,000 as customer transactions have begun to return to pre-COVID -19 activity.

Non-interest expense

Total non-interest expense decreased $1,086,000 for the first quarter of 2022 as compared with the first quarter of 2021. Other expense decreased $1,068,000 due to the settlement of a lawsuit for $1,125,000 during 2021. Other real estate costs decreased $138,000 as a result of decreased write-downs and other expense of holding and selling ORE in 2022 as compared to 2021.

Income Taxes

During 2014, Management established a valuation allowance against its net deferred tax asset, which is still in place. As a result, the Company has no income tax benefit or expense.

FINANCIAL CONDITION

Cash and due from banks increased $119,637,000 at March 31, 2022, compared with December 31, 2021 in the management of the bank subsidiary’s liquidity position.

Available for sale securities increased $4,098,000 at March 31, 2022, compared with December 31, 2021. During the first quarter of 2022, there was $29,699,000 in purchases offset by an unrealized loss recorded of $19,334,000 and maturities of $6,057,000. As discussed in Note 4, the Company evaluates securities for impairment on a monthly basis. This evaluation considers a number of factors including the cause of a decline in value. These unrealized losses relate to changes in interest rates rather than credit quality of the investments. Even though these securities have been classified as available for sale, the Company has traditionally held these securities until maturity. Although these unrealized losses recorded in the first quarter of 2022 were significant, management does not anticipate these losses to be other than temporary.

Held to maturity securities decreased $2,324,000 at March 31, 2022, compared with December 31, 2021. The decrease was due to maturities and normal paydowns during the first quarter of 2022.

Total deposits increased $142,108,000 at March 31, 2022, compared with December 31, 2021. Typically, significant increases or decreases in total deposits and/or significant fluctuations among the different types of deposits from quarter to quarter are anticipated by Management as customers in the casino industry and county and municipal entities reallocate their resources periodically. Deposits from county and municipal entities increased significantly during the first quarter of each year based on property tax collections.

SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY

Strength, security and stability have been the hallmark of the Company since its founding in 1985 and of its bank subsidiary since its founding in 1896. A strong capital foundation is fundamental to the continuing prosperity of the Company and the security of its customers and shareholders.

As of March 31, 2022, the most recent notification from the Federal Deposit Insurance Corporation categorized the bank subsidiary as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the bank subsidiary must have a Total risk-based capital ratio of 10.00% or greater, a Common Equity Tier 1 Capital ratio of 6.50% or greater, a Tier 1 risk-based capital ratio of 8.00% or greater and a Leverage capital ratio of 5.00% or greater. The Company must have a capital conservation buffer above these requirements of 2.50%. There are no conditions or events since that notification that Management believes have changed the bank subsidiary’s category.

The Company’s actual capital amounts and ratios and required minimum capital amounts and ratios as of March 31, 2022 and December 31, 2021, are as follows (in thousands):

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
March 31, 2022:
Total Capital (to Risk Weighted Assets)	$95,051	21.21%	$35,849	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	91,683	20.46%	20,165	4.50%
Tier 1 Capital (to Risk Weighted Assets)	91,683	20.46%	26,887	6.00%
Tier 1 Capital (to Average Assets)	91,683	10.44%	35,122	4.00%

December 31, 2021:
Total Capital (to Risk Weighted Assets)	$94,528	21.08%	$35,869	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	91,217	20.34%	20,176	4.50%
Tier 1 Capital (to Risk Weighted Assets)	91,217	20.34%	26,902	6.00%
Tier 1 Capital (to Average Assets)	91,217	12.30%	29,654	4.00%

The actual capital amounts and ratios and required minimum capital amounts and ratios for the Bank as of March 31, 2022 and December 31, 2021, are as follows (in thousands):

			For Capital Adequacy
	Actual		Purposes		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2022:
Total Capital (to Risk Weighted Assets)	$94,481	21.10%	$35,820	8.00%	$44,774	10.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	91,112	20.35%	20,148	4.50%	29,103	6.50%
Tier 1 Capital (to Risk Weighted Assets)	91,112	20.35%	26,865	6.00%	35,820	8.00%
Tier 1 Capital (to Average Assets)	91,112	10.50%	34,696	4.00%	43,370	5.00%

December 31, 2021:
Total Capital (to Risk Weighted Assets)	$93,988	20.98%	$35,839	8.00%	$44,799	10.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	90,677	20.24%	20,160	4.50%	29,119	6.50%
Tier 1 Capital (to Risk Weighted Assets)	90,677	20.24%	26,879	6.00%	35,839	8.00%
Tier 1 Capital (to Average Assets)	90,677	11.13%	32,599	4.00%	40,749	5.00%

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

Item 4: Controls and Procedures

As of March 31, 2022, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)).   Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, because a material weakness in the Company’s internal control over financial reporting existed at March 31, 2022 and had not been remediated by the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q.  This material weakness in the Company’s internal control over financial reporting and the Company’s remediation efforts are described below.

Material Weakness in Internal Control over Financial Reporting

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, identified a material weakness related to the Company’s internal control over financial reporting.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  The Company failed to design controls upon the adoption of ASC 323, Equity Method and Joint Ventures (“Accounting Guidance”), to assess periodically whether a limited partnership investment (the “Investment”) in a Low Income Housing Tax Credit entity (a “LIHTC Entity”) that is held by the Company separate from its investment in its wholly owned bank subsidiary, The Peoples Bank, Biloxi, Mississippi, was Impaired as required by the Accounting Guidance. As a result, the Company’s financial statements for prior periods contained an error (“Error”) that totaled $2,110,000 cumulatively, and should have been recorded in years ending December 31, 2018 and earlier.

Even though the Company has concluded that the Error did not create any material misstatement to previously issued financial statements for any prior periods, the current period or the trend in earnings, the material weakness that caused the Error could result in a failure to evaluate similar investments for impairment that could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Remediation Measures

To address the material weakness described above the Company has designed and implemented new and enhanced controls to ensure that: (i) any investments in a LIHTC Entity are evaluated for impairment each period in accordance with the Accounting Guidance, and (ii) that in-house accounting personnel have training to ensure they have the relevant expertise related to such investments to the extent necessary to account for any similar investments made in the future.

We believe the actions described above will be sufficient to remediate the identified material weakness and strengthen our internal control over financial reporting.  However, the new and enhanced controls have not operated for a sufficient amount of time to conclude that the material weakness has been remediated.  We will continue to monitor the effectiveness of these controls and will make any further changes management determines appropriate.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

The Bank is involved in various legal matters and claims which are being defended and handled in the ordinary course of business. None of these matters is expected, in the opinion of Management, to have a material adverse effect upon the financial position or results of operations of the Company. However, as discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company reached an agreement to settle a lawsuit during 2021. This decision was made by Management after consulting with legal counsel in the long-term best interest of the Company.

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
Exhibit 101

The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Condition at March 31, 2022 and December 31, 2021, (ii) Consolidated Statements of Income for the quarters ended March 31, 2022 and 2021, (iii) Consolidated Statements of Comprehensive Income (Loss) for the quarters ended March 31, 2022 and 2021, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the quarters ended March 31, 2022 and 2021, (v) Consolidated Statements of Cash Flows for the quarters ended March 31, 2022 and 2021 and (vi) Notes to the Unaudited Consolidated Financial Statements for the quarters ended March 31, 2022 and 2021.

Exhibit 104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL CORPORATION

(Registrant)

Date:          May 13, 2022

By:    /s/ Chevis C. Swetman

Chevis C. Swetman

Chairman, President and Chief Executive Officer

(principal executive officer)

Date:          May 13, 2022

By:       /s/ Leslie B. Fulton

Leslie B. Fulton

Chief Financial Officer and Controller

(principal financial and accounting officer)