Form 10-Q
period 2022-06-30
PEOPLES FINANCIAL CORP /MS/
filed 2022-08-10
CIK 770460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	001-12103

PEOPLES FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Mississippi	64-0709834
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Lameuse and Howard Avenues, Biloxi, Mississippi	39533
(Address of principal executive offices)	(Zip Code)

(228) 435-5511

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
None	PFBX	None

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date. Peoples Financial Corporation has only one class of common stock authorized. At July 29, 2022 there were 15,000,000 shares of $1 par value common stock authorized, with 4,678,186 shares issued and outstanding.

Part 1 – Financial Information

Item 1: Financial Statements

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition

(in thousands except share data)

	June 30, 2022	December 31, 2021
	(unaudited)	(audited)

Assets
Cash and due from banks	$21,834	$49,991

Available for sale securities	432,608	376,803

Held to maturity securities, fair value of $124,130 at June 30, 2022; $111,340 at December 31, 2021	134,750	110,208

Other investments	350	350

Federal Home Loan Bank Stock, at cost	2,155	2,153

Loans	234,731	239,162

Less: Allowance for loan losses	3,379	3,311

Loans, net	231,352	235,851

Bank premises and equipment, net of accumulated depreciation	16,038	15,799

Other real estate	417	1,891

Accrued interest receivable	2,968	2,841

Cash surrender value of life insurance	20,485	20,150

Other assets	1,279	722

Total assets	$864,236	$816,759

See notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition (continued)

(in thousands except share data)

	June 30, 2022	December 31, 2021
	(unaudited)	(audited)
Liabilities and Shareholders' Equity
Liabilities:

Deposits:

Demand, non-interest bearing	$204,005	$193,473

Savings and demand, interest bearing	495,728	428,411

Time, $250,000 or more	42,389	43,613

Other time deposits	37,348	39,341

Total deposits	779,470	704,838

Borrowings from Federal Home Loan Bank	7,864	889

Employee and director benefit plans liabilities	19,457	19,332

Other liabilities	1,485	2,162

Total liabilities	808,276	727,221

Shareholders' Equity:
Common stock, $1 par value, 15,000,000 shares authorized, 4,678,186 shares issued and outstanding at June 30, 2022 and December 31, 2021	4,678	4,678

Surplus	65,780	65,780

Undivided profits	22,432	20,911

Accumulated other comprehensive loss, net of tax	(36,930)	(1,831)

Total shareholders' equity	55,960	89,538

Total liabilities and shareholders' equity	$864,236	$816,759

See notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Income

(in thousands except per share data)(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest income:
Interest and fees on loans	$2,675	$3,075	$5,370	$6,329

Interest and dividends on securities:

U.S. Treasuries	608	175	838	237

U.S. Government agencies		25		51

Mortgage-backed securities	550	576	1,084	1,027

States and political subdivisions	1,147	934	2,314	1,714

Collateralized mortgage obligations	360	190	634	360

Other investments	2		3	2

Interest on balances due from depository institutions	116	20	155	56

Total interest income	5,458	4,995	10,398	9,776

Interest expense:
Deposits	259	261	413	521

Borrowings from Federal Home Loan Bank	6	6	12	12

Total interest expense	265	267	425	533

Net interest income	5,193	4,728	9,973	9,243

Provision for (reduction of) allowance for loan losses	28	22	53	(4,831)

Net interest income after provision for (reduction of) allowance for loan losses	$5,165	$4,706	$9,920	$14,074

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Income (continued)

(in thousands except per share data)(unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,
	2022		2021	2022	2021
Non-interest income:
Trust department income and fees		$416	$463	$860	$900

Service charges on deposit accounts		964	939	1,854	1,775

Gain on liquidation, sales and calls of securities			5		5

Increase in cash surrender value of life insurance		109	107	234	215

Other income		109	161	244	290

Total non-interest income		1,598	1,675	3,192	3,185
Non-interest expense:
Salaries and employee benefits		2,761	2,620	5,402	5,136

Net occupancy		463	442	945	903

Equipment rentals, depreciation and maintenance		783	754	1,554	1,535

FDIC and state banking assessments		91	87	199	196

Data processing		351	358	705	708

ATM expense		338	256	646	551

Other real estate expense		70	154	61	283

Loss from other investments			54		86

Other expense		851	867	1,658	2,742

Total non-interest expense		5,708	5,592	11,170	12,140

Income before income taxes		1,055	789	1,942	5,119

Net income		$1,055	$789	$1,942	$5,119

Basic and diluted earnings per share		$.23	$.16	$0.42	$1.05
Dividends declared per share	$			$.09	$.10

See notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net income	$1,055	$789	$1,942	$5,119

Other comprehensive income (loss):

Net unrealized (loss) gain on available for sale securities	(15,765)	938	(35,099)	(3,310)

Reclassification adjustment for realized gain on available for sale securities called or sold		(5)		(5)

Total other comprehensive (loss) income	(15,765)	933	(35,099)	(3,315)

Total comprehensive (loss) income	$(14,710)	$1,722	$(33,157)	$1,804

See notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

(in thousands except share data)

					Accumulated
	Number of				Other
	Common	Common		Undivided	Comprehensive
	Shares	Stock	Surplus	Profits	Income (Loss)	Total

Balance, January 1, 2021	4,878,557	$4,879	$65,780	$16,225	$5,872	$92,756
Net income				4,330		4,330
Other comprehensive (loss)					(4,248)	(4,248)
Dividend declared ($.10 per share)				(488)		(488)

Balance, March 31, 2021	4,878,557	4,879	65,780	20,067	1,624	92,350
Net income				789		789
Other comprehensive income					933	933

Balance, June 30, 2021	4,878,557	$4,879	$65,780	$20,856	$2,557	$94,072

Balance, January 1, 2022	4,678,186	$4,678	$65,780	$20,911	$(1,831)	89,538
Net income				887		887
Other comprehensive (loss)					(19,334)	(19,334)
Dividend ($ .09 per share)				(421)		(421)

Balance, March 31, 2022	4,678,186	4,678	65,780	21,377	(21,165)	70,670
Net income				1,055		1,055
Other comprehensive (loss)					(15,765)	(15,765)

Balance, June 30, 2022	4,678,186	$4,678	$65,780	$22,432	$(36,930)	$55,960

Note: Balances as of January 1, 2021 and 2022 were audited.

See notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands) (unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$1,942	$5,119

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	889	918

Provision for (reduction of) allowance for loan losses	53	(4,831)

Writedown of other real estate	72	212

(Gain) loss on sales of other real estate	(87)	1

Loss from other investments		86

Amortization of held to maturity securities	256	187

Amortization of available for sale securities	235	125

Gain on sales and calls of securities		(5)

Change in accrued interest receivable	(127)	(359)

Increase in cash surrender value of life insurance	(234)	(215)

Change in other assets	(557)	5

Change in employee and director benefit plan liabilities and other liabilities	(552)	(22)
Net cash provided by operating activities	$1,890	$1,221

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(in thousands) (unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from investing activities:
Proceeds from maturities, sales and calls of available for sale securities	$12,761	$29,594

Proceeds from maturities of held to maturity securities	5,142	3,540

Purchases of available for sale securities	(103,900)	(117,678)

Purchases of held to maturity securities	(29,940)	(30,745)

Purchases of Federal Home Loan Bank stock	(2)	(2)

Proceeds from sales of other real estate	1,489	655

Loans, net change	4,446	13,007

Acquisition of bank premises and equipment	(1,128)	(853)

Investment in cash surrender value of life insurance	(101)	(89)

Net cash used in investing activities	(111,233)	(102,571)

Cash flows from financing activities:
Demand and savings deposits, net change	77,849	75,775

Time deposits, net change	(3,217)	22,696

Borrowings from Federal Home Loan Bank	14,000	22

Repayments to Federal Home Loan Bank	(7,025)	(73)

Cash dividends paid	(421)	(488)
Net cash provided by financing activities	81,186	97,932
Net (decrease) in cash and cash equivalents	(28,157)	(3,418)
Cash and cash equivalents, beginning of period	49,991	91,542
Cash and cash equivalents, end of period	$21,834	$88,124

See notes to consolidated financial statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2022 and 2021

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

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the financial position of the Company and its subsidiaries as of June 30, 2022 and the results of their operations and their cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2021 Annual Report and Form 10-K.

The results of operations for the periods ended June 30, 2022, are not necessarily indicative of the results to be expected for the full year.

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

Revision of Prior Period Financial Statements – Other investments includes a low income housing partnership in which the Company is a 99% limited partner (the “Investment”). After the Annual Report on Form 10-K was filed on March 25, 2022, the Company identified an error in the historical financial statements related to the accounting for the Investment. The Company accounted for the Investment under GAAP according to ASC 323, Equity Method and Joint Ventures, through the application of the equity method but should have also periodically evaluated the Investment for impairment. Management performed an impairment evaluation on the Investment with assistance from a third-party consultant, who is an expert in accounting for such investments. Based on the evaluation, management determined that the Investment had become impaired in prior years starting in 2012 through 2018.

The aggregate amount of the errors at each period end represented 3% or less of our shareholders' equity in all prior periods. In accordance with the guidance set forth in SEC Staff Accounting Bulletin 99, Materiality, and SEC Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financials, the Company concluded that the error was not material, to any prior periods, the current period or the trend in earnings from a quantitative and qualitative perspective. However, correcting the cumulative effect of the errors in the current period would have resulted in a material misstatement in the current period and, as such, we have revised our previously reported financial information contained in our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2022 to correct the immaterial error. We will also revise previously reported financial information for these immaterial errors in our future filings, as applicable.

The Income Statements presented have not been affected by the revision.

A summary of revisions to certain previously reported financial information is presented below:

Revised Consolidated Statements of Condition as of December 31, 2021 (in thousands):

	As Reported	Adjustment	As Revised

Other investments	$2,404	$(2,054)	$350
Total assets	818,813	(2,054)	816,759
Undivided profits	22,965	(2,054)	20,911
Total shareholders' equity	91,592	(2,054)	89,538

Revised Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2021 (in thousands):

	Six Months Ended June 30, 2021
	As Reported	Adjustment	As Revised

Beginning balance undivided profits	$18,335	$(2,110)	$16,225
Beginning balance total shareholders' equity	94,866	(2,110)	92,756
Ending balance undivided profits	22,966	(2,110)	20,856
Ending balance total shareholders' equity	96,182	(2,110)	94,072

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

2. Earnings Per Share:

Per share data is based on the weighted average shares of common stock outstanding of 4,678,186 and 4,878,557 for the six months ended June 30, 2022 and 2021, respectively. Per share data is based on the weighted average shares of common stock outstanding of 4,678,186 and 4,878,557 for the quarters ended June 30, 2022 and 2021, respectively.

3. Statements of Cash Flows:

The Company has defined cash and cash equivalents as cash and due from banks. The Company paid $426,419 and $541,574 for the six months ended June 30, 2022 and 2021, respectively, for interest on deposits and borrowings. No income tax payments were made during the six months ended June 30, 2022 and 2021. No loans were transferred to other real estate during the six months ended June 30, 2022 and 2021.

4.  Investments:

The amortized cost and fair value of securities at June 30, 2022 and December 31, 2021, are as follows (in thousands):

		Gross	Gross
		Unrealized	Unrealized
June 30, 2022	Amortized Cost	Gains	Losses	Fair Value

Available for sale securities:

Debt securities:

U.S. Treasuries	$178,072	$16	$(8,261)	$169,827

Mortgage-backed securities	65,776	195	(3,616)	62,355

Collateralized mortgage obligations	122,771		(6,240)	116,531

States and political subdivisions	103,246	2	(19,353)	83,895

Total available for sale securities	$469,865	$213	$(37,470)	$432,608

Held to maturity securities:

U.S. Treasuries	$29,941	$	$(326)	$29,615

States and political subdivisions	104,809	9	(10,303)	94,515

Total held to maturity securities	$134,750	$9	$(10,629)	$124,130

		Gross	Gross
		Unrealized	Unrealized
December 31, 2021	Amortized Cost	Gains	Losses	Fair Value
Available for sale securities:

U.S. Treasuries	$73,889	$	$(735)	$73,154

Mortgage-backed securities	71,187	1,236	(441)	71,982

Collateralized mortgage obligations	130,181	841	(1,035)	129,987

States and political subdivisions	103,704	293	(2,317)	101,680

Total available for sale securities	$378,961	$2,370	$(4,528)	$376,803

Held to maturity securities:
States and political subdivisions	$110,208	$1,760	$(628)	$111,340

Total held to maturity securities	$110,208	$1,760	$(628)	$111,340

The amortized cost and fair value of debt securities at June 30, 2022 (in thousands), by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale securities:
Due in one year or less	$85,046	$84,858
Due after one year through five years	20,225	19,909
Due after five years through ten years	105,570	93,056
Due after ten years	70,477	55,899
Mortgage-backed securities	65,776	62,355
Collaterized mortgage obligations	122,771	116,531
Totals	$469,865	$432,608

Held to maturity securities:
Due in one year or less	$3,761	$3,764
Due after one year through five years	47,375	46,976
Due after five years through ten years	42,276	38,501
Due after ten years	41,338	34,889
Totals	$134,750	$124,130

Available for sale and held to maturity securities with gross unrealized losses at June 30, 2022 and December 31, 2021 aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows (in thousands):

	Less Than Twelve Months		Over Twelve Months				Total
		Gross				Gross		Gross
		Unrealized				Unrealized		Unrealized
	Fair Value	Losses		Fair Value		Losses	Fair Value	Losses
June 30, 2022:
U.S. Treasuries	$194,574	$8,587	$		$		$194,574	$8,587
Mortgage-backed securities	40,428	1,852		7,379		1,764	47,807	3,616
Collateralized mortgage obligations	113,813	6,093		2,718		147	116,531	6,240
States and political subdivisions	121,831	20,216		35,514		9,440	157,345	29,656

TOTAL	$470,646	$36,748		$45,611		$11,351	$516,257	$48,099

December 31, 2021:
U.S. Treasuries	$73,154	$735	$		$		$73,154	$735
Mortgage-backed securities	26,288	441					26,288	441
Collateralized mortgage obligations	66,369	1,035					66,369	1,035
States and political subdivisions	102,413	2,577		7,470		368	109,883	2,945

TOTAL	$268,224	$4,788		$7,470		$368	$275,694	$5,156

At June 30, 2022, 39 of the 48 mortgage-backed securities, 34 of the 34 collateralized mortgage obligations, 142 of the 209 securities issued by states and political subdivisions, and 32 of the 33 U.S. treasuries contained unrealized losses.

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

There were no sales of available for sale debt securities for the six months ended June 30, 2022 and June 30, 2021.

Securities with a fair value of $303,930,500 and $229,092,900 at June 30, 2022 and December 31, 2021, respectively, were pledged to secure public deposits, federal funds purchased and other balances required by law.

5. Loans:

The composition of the loan portfolio at June 30, 2022 and December 31, 2021, is as follows (in thousands):

	June 30, 2022	December 31, 2021

Gaming	$11,791	$7,900

Hotel/motel	40,485	50,765

Real estate, construction	30,742	27,191

Real estate, mortgage	130,247	128,352

Commercial and industrial	13,096	15,882

Other	8,370	9,072

Total	$234,731	$239,162

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), a stimulus package intended to provide relief to businesses and consumers in the United States struggling as a result of COVID-19, was signed into law. A provision in the CARES Act included funding for the creation of the Paycheck Protection Program (“PPP”). PPP is intended to provide loans to small businesses to pay their employees, rent, mortgage interest and utilities. At June 30, 2022, 10 loans with a balance of $819,668 were outstanding. At December 31, 2021, 40 loans with a balance of $2,819,944 were outstanding. All PPP loans are reported in the commercial and industrial segment within the loan portfolio.

The age analysis of the loan portfolio, segregated by class of loans, as of June 30, 2022 and December 31, 2021, is as follows (in thousands):

												Loans Past
												Due Greater
	Number of Days Past Due											Than 90
						Greater		Total		Total		Days &
		30 - 59		60 - 89		Than 90		Past Due	Current	Loans		Still Accruing
June 30, 2022:
Gaming	$		$		$		$		$11,791	$11,791	$
Hotel/motel									40,485	40,485
Real estate, construction		535		1,618				2,153	28,589	30,742
Real estate, mortgage		289		1,352				1,641	128,606	130,247
Commercial and industrial									13,096	13,096
Other		10		9				19	8,351	8,370

Total		$834		$2,979	$			$3,813	$230,918	$234,731	$
December 31, 2021:
Gaming	$		$		$		$		$7,900	$7,900	$
Hotel/motel									50,765	50,765
Real estate, construction		105						105	27,086	27,191
Real estate, mortgage		1,996		60		63		2,119	126,233	128,352
Commercial and industrial		21		320				341	15,541	15,882
Other		209						209	8,863	9,072

Total		$2,331		$380		$63		$2,774	$236,388	$239,162	$

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

An analysis of the loan portfolio by loan grade, segregated by class of loans, as of June 30, 2022 and December 31, 2021, is as follows (in thousands):

	Loans With A Grade Of:
	A, B or C	S		D		E			F	Total
June 30, 2022:
Gaming	$11,791	$		$		$		$		$11,791

Hotel/motel	40,485									40,485

Real estate, construction	29,776				785		181			30,742

Real estate, mortgage	127,231		81		2,467		468			130,247

Commercial and industrial	13,075				21					13,096

Other	8,362				8					8,370

Total	$230,720		$81		$3,281		$649	$		$234,731

December 31, 2021:
Gaming	$7,900	$		$		$		$		$7,900

Hotel/motel	50,765									50,765

Real estate, construction	26,980				6		205			27,191

Real estate, mortgage	124,289		87		3,344		632			128,352

Commercial and industrial	15,834				27		21			15,882

Other	9,060				12					9,072

Total	$234,828		$87		$3,389		$858	$		$239,162

A loan may be impaired but not on nonaccrual status when the loan is well secured and in the process of collection. Total loans on nonaccrual as of June 30, 2022 and December 31, 2021, are as follows (in thousands):

	June 30, 2022	December 31, 2021

Real estate, construction	$133	$138

Real estate, mortgage	429	563

Total	$562	$701

Prior to 2021, certain loans were modified by granting interest rate concessions to these customers with such loans being classified as troubled debt restructurings. During 2021 and 2022, the Company did not restructure any additional loans. Specific reserves of $0 and $50,000 were allocated to troubled debt restructurings as of June 30, 2022 and December 31, 2021, respectively. The Company had no commitments to lend additional amounts to customers with outstanding loans classified as troubled debt restructurings as of June 30, 2022 and December 31, 2021.

Impaired loans, which include loans classified as nonaccrual and troubled debt restructurings, segregated by class of loans, as of June 30, 2022 and December 31, 2021, are as follows (in thousands):

	Unpaid Principal Balance	Recorded Investment	Related Allowance		Average Recorded Investment	Interest Income Recognized
June 30, 2022:
With no related allowance recorded:
Real estate, construction	$184	$181	$		$190	$3
Real estate, mortgage	1,006	866			888	11
Total	1,190	1,047			1,078	14

With a related allowance recorded:
Real estate, construction	57	50		35	50
Total	57	50		35	50

Total by class of loans:
Real estate, construction	241	231		35	240	3
Real estate, mortgage	1,006	866			888	11

Total	$1,247	$1,097		$35	$1,128	$14

	Unpaid Principal Balance	Recorded Investment	Related Allowance		Average Recorded Investment	Interest Income Recognized
December 31, 2021:
With no related allowance recorded:
Real estate, construction	$272	$205	$		$369	$7
Real estate, mortgage	1,014	1,014			1,075	21

Total	1,286	1,219			1,444	28

With a related allowance recorded:
Real estate, mortgage	199	199		70	203	5

Total	199	199		70	203	5

Total by class of loans:
Real estate, construction	272	205			369	7
Real estate, mortgage	1,213	1,213		70	1,278	26

Total	$1,485	$1,418		$70	$1,647	$33

6. Allowance for Loan Losses:

Transactions in the allowance for loan losses for the quarters and six months ended June 30, 2022 and 2021, and the balances of loans, individually and collectively evaluated for impairment, as of June 30, 2022 and 2021, are as follows (in thousands):

	Gaming		Hotel/Motel		Real Estate, Construction		Real Estate, Mortgage	Commercial and Industrial	Other		Total
For the Six Months Ended June 30, 2022:
Allowance for Loan Losses:
Beginning balance		$102		$691		$139	$2,049	$252		$78	$3,311
Charge-offs										(129)	(129)
Recoveries							48	22		74	144
Provision		56		(120)		68	29	(34)		54	53
Ending Balance		$158		$571		$207	$2,126	$240		$77	$3,379

For the Quarter Ended June 30, 2022:
Allowance for Loan Losses:
Beginning Balance		$137		$661		$175	$2,042	$275		$78	$3,368
Charge-offs										(53)	(53)
Recoveries								14		22	36
Provision		21		(90)		32	84	(49)		30	28
Ending Balance		$158		$571		$207	$2,126	$240		$77	$3,379

Allowance for Loan Losses, June 30, 2022:
Ending balance: individually evaluated for impairment	$		$		$		$124	$21	$		$145
Ending balance: collectively evaluated for impairment		$158		$571		$208	$2,002	$219		$77	$3,235

Total Loans, June 30, 2022:
Ending balance: individually evaluated for impairment	$		$			$966	$2,935	$21		$8	$3,930
Ending balance: collectively evaluated for impairment		$11,791		$40,485		$29,776	$127,312	$13,075		$8,362	$230,801

	Gaming		Hotel/Motel		Real Estate, Construction	Real Estate, Mortgage	Commercial and Industrial	Other		Total
For the Six Months Ended June 30, 2021:
Allowance for Loan Losses:
Beginning balance		$186		$754	$111	$2,849	$417		$109	$4,426
Charge-offs					(2)	(2)			(135)	(139)
Recoveries					18	4,510	75		69	4,672
Provision		4		185	50	(5,021)	(135)		86	(4,831)
Ending Balance		$190		$939	$177	$2,336	$357		$129	$4,128

For the Quarter Ended June 30, 2021:
Allowance for Loan Losses:
Beginning Balance		$192		$816	$126	$2,469	$349		$120	$4,072
Charge-offs									(54)	(54)
Recoveries							61		27	88
Provision		(2)		123	51	(133)	(53)		36	22
Ending Balance		$190		$939	$177	$2,336	$357		$129	$4,128

Allowance for Loan Losses, June 30, 2021:
Ending balance: individually evaluated for impairment	$		$		$20	$173	$38	$		$231
Ending balance: collectively evaluated for impairment		$190		$939	$157	$2,163	$319		$129	$3,897

Total Loans, June 30, 2021:
Ending balance: individually evaluated for impairment	$		$		$422	$5,710	$80		$16	$6,228
Ending balance: collectively evaluated for impairment		$14,788		$52,465	$27,942	$126,506	$31,833		$10,171	$263,705

7. Deposits:

Time deposits of $250,000 or more totaled approximately $42,389,000 and $43,613,000 at June 30, 2022 and December 31, 2021, respectively.

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

The balances of available for sale securities, which are the only assets measured at fair value on a recurring basis, by level within the fair value hierarchy and by investment type, as of June 30, 2022 and December 31, 2021 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
June 30, 2022:
U.S. Treasuries	$169,827	$	$169,827	$
Mortgage-backed securities	62,355		62,355
Collateralized mortgage obligations	116,531		116,531
States and political subdivisions	83,895		83,895
Total	$432,608	$	$432,608	$

December 31, 2021:
U.S. Treasuries	$73,154	$	$73,154	$
Mortgage-backed securities	71,982		71,982
Collateralized mortgage obligations	129,987		129,987
States and political subdivisions	101,680		101,680
Total	$376,803	$	$376,803	$

Impaired loans, which are measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of June 30, 2022 and December 31, 2021 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
June 30, 2022	$15	$	$	$15
December 31, 2021	129			129

Other real estate, which is measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of June 30, 2022 and December 31, 2021 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
June 30, 2022	$417	$	$	$417
December 31, 2021	1,891			1,891

The following table presents a summary of changes in the fair value of other real estate which is measured using level 3 inputs (in thousands):

	For the Six	For the Year
	Months Ended	Ended
	June 30, 2022	December 31, 2021
Balance, beginning of period	$1,891	$3,475

Loans transferred to ORE		14

Sales	(1,402)	(1,299)

Writedowns	(72)	(299)

Balance, end of period	$417	$1,891

The carrying value and estimated fair value of financial instruments, by level within the fair value hierarchy, at June 30, 2022 and December 31, 2021, are as follows (in thousands):

	Carrying	Fair Value Measurements Using
	Amount	Level 1	Level 2		Level 3		Total
June 30, 2022:
Financial Assets:
Cash and due from banks	$21,834	$21,834	$		$		$21,834
Available for sale securities	432,608			432,608			432,608
Held to maturity securities	134,750			124,130			124,130
Other investments	350	350					350
Federal Home Loan Bank stock	2,155			2,155			2,155
Loans, net	231,352					221,126	221,126
Cash surrender value of life insurance	20,485			20,485			20,485
Financial Liabilities:
Deposits:
Non-interest bearing	204,005	204,005					204,005
Interest bearing	575,465					575,986	575,986
Borrowings from Federal Home Loan
Bank	7,864			7,886			7,886

	Carrying	Fair value Measuremeents Using
	Amount	Level 1	Level 2		Level 3		Total
December 31, 2021:
Financial Assets:
Cash and due from banks	$49,991	$49,991	$		$		$49,991
Available for sale securities	376,803			376,803			376,803
Held to maturity securities	110,208			111,340			111,340
Other investments	350	350					350
Federal Home Loan Bank stock	2,153			2,153			2,153
Loans, net	235,851					238,305	238,305
Cash surrender value of life insurance	20,150			20,150			20,150
Financial Liabilities:
Deposits:
Non-interest bearing	193,473	193,473					193,473
Interest bearing	511,365					512,034	512,034
Borrowings from Federal Home Loan
Bank	889			1,072			1,072

10. Acquisition of Corporate Trust Business

On March 17, 2022, the bank subsidiary signed a definitive agreement with Trustmark National Bank (“Trustmark”) to acquire substantially all of the Trustmark’s corporate trust business for a purchase price of $650,000. This book of business will be added to the bank subsidiary’s existing corporate trust portfolio in its Asset Management and Trust Services Department. The purchase was approved by the Federal Deposit Insurance Corporation and is expected to close during the third quarter of 2022.

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

For a description of the Company's critical accounting estimates, refer to "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates" in the Company's 2021 Annual Report. The Company considers its most significant accounting estimates to be those applied to the Allowance for Loan Losses and Income Taxes. There have been no material changes to the Company's critical accounting estimates since December 31, 2021.

GAAP Reconciliation and Explanation

This Form 10-Q contains non-GAAP financial measures determined by methods other than in accordance with GAAP. Such non-GAAP financial measures include taxable equivalent interest income and taxable equivalent net interest income. Management uses these non-GAAP financial measures because it believes they are useful for evaluating our operations and performance over periods of time, as well as in managing and evaluating our business and in discussions about our operations and performance. Management believes these non-GAAP financial measures provide users of our financial information with a meaningful measure for assessing our financial results, as well as comparison to financial results for prior periods. These non-GAAP financial measures should not be considered as a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled financial measures used by other companies. A reconciliation of these operating performance measures to GAAP performance measures for the three months and six months ended June 30, 2022 and 2021 is included on the following page.

RECONCILIATION OF NON-GAAP PERFORMANCE MEASURES (In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Interest income reconciliation:
Interest income - taxable equivalent	$5,496	$5,053	$10,525	$9,888
Taxable equivalent adjustment	(38)	(58)	(127)	(112)

Interest income (GAAP)	$5,458	$4,995	$10,398	$9,776

Net interest income reconciliation:
Net interest income - taxable equivalent	$5,231	$4,786	$10,100	$9,355
Taxable equivalent adjustment	(38)	(58)	(127)	(112)

Net interest income (GAAP)	$5,193	$4,728	$9,973	$9,243

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

The Company reported net income of $1,055,000 for the second quarter of 2022 compared with net income of $789,000 for the second quarter of 2021. The Company reported net income of $1,942,000 for the first half of 2022 compared with net income of $5,119,000 for the first half of 2021. Results in the second quarter of 2022 included an increase in interest income on securities which was slightly offset by a decrease in non-interest income and an increase in non-interest expense as compared with the second quarter of 2021. Results for the first two quarters of 2021 were significantly more than the first two quarters of 2022 due to a large reduction in the provision for loan losses which was partially offset by an increase in non-interest income and a decrease in non-interest expense due to the settlement of a lawsuit.

Managing the net interest margin is a key component of the Company’s earnings strategy. Although in 2022 the Federal Reserve has increased rates, the current interest rate environment remains low. The Company adopted new investment strategies in 2021 to improve yields on its securities while not compromising duration or credit risk. As a result, total year to date interest income increased $622,000 in 2022 as compared with 2021.

Monitoring asset quality, estimating potential losses in our loan portfolio and addressing non-performing loans continue to be a major focus of the Company. A provision for the allowance for loan losses of $28,000 was recorded in the second quarter of 2022 as compared with $22,000 for the second quarter of 2021. A provision for the allowance for loan losses of $53,000 was recorded for the first two quarters of 2022 compared to a reduction in the allowance for losses of $4,831,000 for the first two quarters of 2021. The Company is working diligently to address and reduce its non-performing assets. The Company’s nonaccrual loans totaled $562,000 and $701,000 at June 30, 2022 and December 31, 2021, respectively. Most of these loans are collateral-dependent, and the Company has rigorously evaluated the value of its collateral to determine potential losses.

Non-interest income decreased $77,000 for the second quarter of 2022 as compared with 2021 results. Non-interest income increased $7,000 for the first two quarters of 2022 as compared with 2021 results. Results in 2022 included higher service charge income of $79,000 along with an increase of $19,000 in the cash surrender value on life insurance offset somewhat by lower trust department income and fees of $40,000 and lower other income of $46,000.

Non-interest expense increased $116,000 for the quarter ended June 30, 2022 as compared with 2021 results. This increase for the second quarter of 2022 was primarily the result of the increase in salaries and employee benefits of $141,000 and ATM expense of $82,000 in 2022 as compared with 2021. Non-interest expense decreased $970,000 for the two quarters ended June 30, 2022 as compared with 2021 results. This decrease for the two quarters ended June 30, 2022 was primarily the result of the settlement of a lawsuit in other expense of $1,125,000 in 2021 offset somewhat by higher ATM expenses and higher salary expenses.

Total assets at June 30, 2022 increased $47,477,000 as compared with December 31, 2021. Total deposits increased $74,632,000 primarily as governmental entities’ balances increased due to tax collections. This increase in deposits funded an increase in available for sale securities of $55,805,000 and held to maturity securities of $24,542,000.

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

Quarter Ended June 30, 2022 as Compared with Quarter Ended June 30, 2021

The Company’s average interest-earning assets increased approximately $161,428,000, or 23%, from approximately $697,656,000 for the second quarter of 2021 to approximately $859,084,000 for the second quarter of 2022.

The Company’s average balance sheet increased primarily as average investments increased approximately $164,869,000, average balances due from financial institutions increased approximately $28,498,000, partially offset by a decrease in average loans of approximately $31,941,000 for the second quarter of 2022 as compared with the second quarter of 2021. Average loans decreased as principal payments, particularly on PPP loans, maturities, and charge-offs on existing loans exceeded new loans. Funds available from the decrease in average loans and the increase in balances due from financial institutions and the increase in average deposits were used to increase the investments in securities.

The average yield on interest-earning assets decreased by 34 basis points, from 2.90% for the second quarter of 2021 to 2.56% for the second quarter of 2022. This decrease is primarily due to a decrease in loan volume along with a decrease in PPP loan fee income recognized in 2022.

Average interest-bearing liabilities increased approximately $164,547,000 or 36%, from approximately $453,841,000 for the second quarter of 2021 to approximately $618,388,000 for the second quarter of 2022. Average savings and interest bearing DDA deposits increased approximately $124,385,000 primarily as several large public fund customers maintained higher balances with our bank subsidiary in 2022 and some of the PPP loan proceeds were deposited into and maintained in customers’ accounts. Average time deposits increased approximately $40,066,000 as some public fund customers invested in time deposits.

The average rate paid on interest-bearing liabilities for the second quarter of 2021 was .24% as compared with .17% for the second quarter of 2022. Although in the first and second quarters of 2022 the Federal Reserve increased rates, the current interest rate environment remains low.

The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 2.74% for the second quarter of 2021 as compared with 2.44% for the second quarter of 2022.

Six Months Ended June 30, 2022 as Compared with Six Months Ended June 30, 2021

The Company’s average interest-earning assets increased approximately $129,744,000, or 19%, from approximately $693,531,000 for the first two quarters of 2021 to approximately $823,275,000 for the first two quarters of 2022. The Company’s average balance sheet increased primarily as average held to maturity securities increased approximately $26,356,000 and average available for sale securities increased approximately $153,216,000. These increases were funded by the increase in savings, interest-bearing DDA balances and time deposits during the same period.

The average yield on earning assets decreased from 2.85% for the first two quarters of 2021 to 2.56% for the first two quarters of 2022. This decrease is primarily due to a decrease in loan volume along with a decrease in PPP loan fee income recognized in 2022.

Average interest-bearing liabilities increased approximately $144,025,000, or 32%, from approximately $455,249,000 for the first two quarters of 2021 to approximately $599,274,000 for the first two quarters of 2022. Average savings and interest bearing DDA balances increased approximately $111,211,000 primarily as several large public fund customers maintained higher balances with our bank subsidiary in the current year and some of the PPP loan proceeds were deposited into and maintained in customers’ accounts. Average time deposits increased approximately $32,801,000 as some larger public fund customers invested their balances in large time deposits.

The average rate paid on interest-bearing liabilities for the first two quarters of 2021 was .23% compared with .14% for the first two quarters of 2022. Although in the first and second quarters of 2022 the Federal Reserve increased rates, the current interest rate environment remains low.

The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 2.70% for the first two quarters of 2021 as compared with 2.45% for the first two quarters of 2022.

The tables on the following pages analyze the changes in tax-equivalent net interest income for the quarters and six months ended June 30, 2022 and 2021.

Analysis of Average Balances, Interest Earned/Paid and Yield

(In Thousands)

	Quarter Ended June 30, 2022			Quarter Ended June 30, 2021
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate
Loans (2)(3)	$239,111	$2,675	4.47%	$271,052	$3,075	4.54%

Balances due from depository institutions	88,599	92	0.42%	60,101	21	0.14%

HTM:
Taxable	83,474	530	2.54%	67,736	434	2.56%
Non taxable (1)	36,393	252	2.77%	29,497	222	3.01%

AFS:
Taxable	404,331	1,904	1.88%	261,247	1,254	1.92%
Non taxable (1)	5,023	41	3.26%	5,872	46	3.13%
Other	2,153	2	0.37%	2,151	1	0.19%

Total	$859,084	$5,496	2.56%	$697,656	$5,053	2.90%
Savings & interest-bearing DDA	$513,302	$178	0.14%	$388,917	$189	0.19%

Time deposits	104,064	81	0.31%	63,998	72	0.45%

Borrowings from
FHLB	1,022	6	2.35%	926	6	2.59%

Total	$618,388	$265	0.17%	$453,841	$267	0.24%

Net tax-equivalent spread			2.39%			2.66%

Net tax-equivalent margin on earning assets			2.44%			2.74%

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 21% in 2022 and 2021. See disclosure of Non-GAAP financial measures on pages 30 and 31.

(2) Loan fees of $152 and $301 for 2022 and 2021, respectively, are included in these figures. Loan fees related to PPP loans of $30 and $115 were recognized in 2022 and 2021, respectively.

(3) Average balance includes nonaccrual loans.

Analysis of Average Balances, Interest Earned/Paid and Yield

(In Thousands)

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate
Loans (2)(3)	$237,833	$5,370	4.52%	$273,326	$6,329	4.63%

Balances due from depository institutions	79,135	155	0.39%	93,472	57	0.12%

HTM:
Taxable	77,421	981	2.53%	59,892	783	2.61%
Non taxable (1)	37,040	515	2.78%	28,213	433	3.07%

AFS:
Taxable	384,439	3,418	1.78%	230,538	2,191	1.90%
Non taxable (1)	5,254	83	3.16%	5,939	93	3.13%
Other	2,153	3	0.28%	2,151	2	0.19%

Total	$823,275	$10,525	2.56%	$693,531	$9,888	2.85%
Savings & interest- bearing DDA	$502,563	$281	0.11%	$391,352	$362	0.18%

Time deposits	95,758	131	0.27%	62,957	158	0.50%

Borrowings from
FHLB	953	12	2.52%	940	13	2.77%

Total	$599,274	$424	0.14%	$455,249	$533	0.23%

Net tax-equivalent spread			2.42%			2.62%

Net tax-equivalent margin on earning assets			2.45%			2.70%

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 21% in 2022 and 2021. See disclosure of Non-GAAP financial measures on pages 29 and 30.

(2) Loan fees of $382 and $697 for 2022 and 2021, respectively, are included in these figures. Loan fees related to PPP loans of $89 and $484 were recognized in 2022 and 2021, respectively.

(3) Average balance includes nonaccrual loans.

Analysis of Changes in Interest Income and Interest Expense

(In Thousands)

	For the Quarter Ended
	June 30, 2022 compared with June 30, 2021
	Volume	Rate	Rate/Volume	Total
Interest earned on:

Loans	$(362)	$(43)	$5	$(400)

Balances due from financial institutions	10	41	20	71

Held to maturity securities:
Taxable	101	(4)	(1)	96
Non taxable	52	(18)	(4)	30

Available for sale securities:
Taxable	687	(24)	(13)	650
Non taxable	(7)	2		(5)
Other		1		1

Total	$481	$(45)	$7	$443

Interest paid on:

Savings & interest-bearing
DDA	$60	$(54)	$(17)	$(11)

Time deposits	45	(22)	(14)	9

Borrowings from FHLB	1	(1)

Total	$106	$(77)	$(31)	$(2)

Analysis of Changes in Interest Income and Interest Expense

(In Thousands)

	For the Six Months Ended
	June 30, 2022 compared with June 30, 2021
	Volume	Rate	Rate/Volume	Total
Interest earned on:

Loans	$(822)	$(158)	$20	$(960)

Balances due from financial institutions	(9)	126	(19)	98

Held to maturity securities:
Taxable	229	(24)	(7)	198
Non taxable	135	(41)	(13)	81

Available for sale securities:
Taxable	1,463	(142)	(94)	1,227
Non taxable	(11)	1		(10)
Other		1		1

Total	$985	$(237)	$(113)	$635

Interest paid on:

Savings & interest-bearing
DDA	$103	$(143)	$(41)	$(81)

Time deposits	82	(72)	(37)	(27)

Borrowings from FHLB		(1)		(1)

Total	$185	$(216)	$(78)	$(109)

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

The Company’s analysis includes evaluating the current values of collateral securing all nonaccrual loans. Nonaccrual loans totaled $562,000 and $701,000 with specific reserves on these loans of $35,000 and $20,000, at June 30, 2022 and December 31, 2021, respectively. These specific reserves allocated to nonaccrual loans are relatively low as collateral values appear sufficient to cover loan losses or the loan balances have been charged down to their realizable value.

The Company’s on-going, systematic evaluation resulted in the Company recording a provision for the allowance for loan losses of $28,000 and $22,000 for the second quarters of 2022 and 2021, respectively, and $53,000 for the first two quarters of 2022. The Company recorded a reduction of the allowance for loan losses of $4,831,000 for the first two quarters of 2021. The negative provision in 2021 is primarily the result of a $4,510,000 recovery realized during the first quarter on a loan in the real estate, mortgage segment. The allowance for loan losses as a percentage of loans was 1.44% and 1.38% at June 30, 2022 and December 31, 2021, respectively. The Company believes that its allowance for loan losses is appropriate as of June 30, 2022.

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

Non-interest income

Quarter Ended June 30, 2022 as Compared with Quarter Ended June 30, 2021

Non-interest income decreased $77,000 for the second quarter of 2022 as compared with the second quarter of 2021. Results in 2022 included lower trust department income and fees of $47,000 and lower other income of $52,000 offset somewhat by higher service charge income of $25,000.

Six Months Ended June 30, 2022 as Compared with Six Months Ended June 30, 2021

Non-interest income increased $7,000 for the first two quarters of 2022 as compared with the first two quarters of 2021. Results in 2022 included higher service charge income of $79,000 along with an increase of $19,000 in the cash surrender value on life insurance offset somewhat by lower trust department income and fees of $40,000 and lower other income of $46,000.

Non-interest expense

Quarter Ended June 30, 2022 as Compared with Quarter Ended June 30, 2021

Total non-interest expense increased $116,000 for the second quarter of 2022 as compared with the second quarter of 2021. In 2022, salaries and employee benefits increased $141,000 and ATM expenses increased $82,000. Other real estate costs decreased $84,000 as a result of selling ORE in 2022 compared to 2021.

Six Months Ended June 30, 2022 as Compared with Six Months Ended June 30, 2021

Total non-interest expense decreased $970,000 for the first two quarters of 2022 as compared with the first two quarters of 2021. In 2022, ATM expenses increased $95,000 and other expense decreased $1,084,000.

ATM expense increased as costs associated with debit card processing increased since conversion to a new provider.

Other expenses primarily decreased due to the settlement of a lawsuit for $1,125,000 and an increase in non-recurring legal and consulting costs relating to the contested 2021 annual shareholders’ meeting.

Income Taxes

At December 31, 2014, the Company established a full valuation allowance on its deferred tax assets. Until such time as the Company returns to sustained earnings, and it is determined that it is more likely than not that the deferred tax asset will be realized, no income tax benefit or expense will generally be recorded.

FINANCIAL CONDITION

Cash and due from banks decreased $28,157,000 at June 30, 2022, compared with December 31, 2021 in the management of the Bank’s liquidity position.

Available for sale securities increased $55,805,000 at June 30, 2022, compared with December 31, 2021. During the first two quarters of 2022, there were $103,900,000 in purchases offset by an unrealized loss recorded of $35,099,000 and maturities of $12,761,000. As discussed in Note 4, the Company evaluates securities for impairment on a monthly basis. This evaluation considers a number of factors including the cause of a decline in value. These unrealized losses resulted primarily from higher interest rates that have impacted the current market value of available for sale securities but they do not currently appear related to any credit deterioration within the portfolio. Even though these securities have been classified as available for sale, the Company has traditionally held these securities until maturity. Although these unrealized losses recorded in the first two quarters of 2022 were significant, management does not anticipate these losses to be other than temporary.

Held to maturity securities increased $24,542,000 at June 30, 2022, compared with December 31, 2021. These increases were funded by the increase in savings, interest-bearing DDA balances and time deposits during the same period.

Total deposits increased $74,632,000 at June 30, 2022, compared with December 31, 2021. Typically, significant increases or decreases in total deposits and/or significant fluctuations among the different types of deposits from quarter to quarter are anticipated by Management as customers in the casino industry and county and municipal entities reallocate their resources periodically. Deposits from county and municipal entities increase significantly during the first two quarters of each year based on property tax collections and PPP loans.

SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY

Strength, security and stability have been the hallmark of the Company since its founding in 1985 and of its bank subsidiary since its founding in 1896. A strong capital foundation is fundamental to the continuing prosperity of the Company and the security of its customers and shareholders.

As of June 30, 2022, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must have a Total risk-based capital ratio of 10.00% or greater, a Common Equity Tier 1 Capital ratio of 6.50% or greater, a Tier 1 risk-based capital ratio of 8.00% or greater and a Leverage capital ratio of 5.00% or greater. The Company must have a capital conservation buffer above these requirements of 2.50%. There are no conditions or events since that notification that Management believes have changed the bank subsidiary’s category.

The actual capital amounts and ratios and required minimum capital amounts and ratios for the Bank as of June 30, 2022 and December 31, 2021, are as follows (in thousands):

			For Capital Adequacy
	Actual		Purposes		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2022:
Total Capital (to Risk Weighted Assets)	$95,676	20.53%	$37,279	8.00%	$46,599	10.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	92,297	19.81%	20,970	4.50%	30,289	6.50%
Tier 1 Capital (to Risk Weighted Assets)	92,297	19.81%	27,959	6.00%	37,279	8.00%
Tier 1 Capital (to Average Assets)	92,297	9.92%	37,227	4.00%	46,534	5.00%

December 31, 2021:
Total Capital (to Risk Weighted Assets)	$93,988	20.98%	$35,839	8.00%	$44,799	10.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	90,677	20.24%	20,160	4.50%	29,119	6.50%
Tier 1 Capital (to Risk Weighted Assets)	90,677	20.24%	26,879	6.00%	35,839	8.00%
Tier 1 Capital (to Average Assets)	90,677	11.13%	32,599	4.00%	40,749	5.00%

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

Item 4: Controls and Procedures

An evaluation was performed in the first quarter of this year, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, because a previously reported material weakness in the Company’s internal control over financial reporting had not been fully remediated by March 31, 2022, the Company’s disclosure controls and procedures were not considered to be fully effective as of that date. The material weakness in the Company’s internal control over financial reporting and the Company’s remediation measures are described under Item 4 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2022. Such disclosure is filed as Exhibit 99.1 to this Current Report on Form 10-Q and is incorporated herein by reference.

We believe the actions described in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2022, will be sufficient to remediate the identified material weakness and strengthen our internal control over financial reporting.  However, we do not believe that the new and enhanced controls and procedures have been implemented for a sufficient amount of time for management to conclude that the material weakness in the Company’s internal controls over financial reporting has been fully remediated, and we are still in the process of improving those internal controls. We will continue to work on and monitor the effectiveness of these controls and will make any further changes that management determines to be appropriate.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

The Bank is involved in various legal matters and claims which are being defended and handled in the ordinary course of business. None of these matters is expected, in the opinion of Management, to have a material adverse effect upon the financial position or results of operations of the Company.

Additionally, a Complaint has been filed by Stilwell Activist Investments, L.P., against the Company in the Chancery Court of Harrison County, Mississippi, requesting that the Company be compelled to allow the plaintiff to inspect and copy certain corporate records of the Company. The plaintiff, Stilwell Activist Investments, L.P., is a shareholder of record of the Company and is controlled by Joseph Stilwell, an individual who beneficially owns 11.2% of the issued and outstanding common stock of the Company according to an Amended Schedule 13D filed by Mr. Stilwell and his related entities with the SEC on July 12, 2022, disclosing Company stock beneficially owned by Mr. Stilwell’s group. Mr. Stilwell and his related entities, including Stilwell Activist Investments, L.P., have nominated individuals for election to the Board of Directors of the Company at its 2021 and 2022 annual meetings, but those individuals were not elected. The Complaint filed by Stilwell Activist Investments, L.P., alleges that it is entitled to inspect and copy certain Company records under the Mississippi Business Corporations Act based upon a request previously made and refused by the Company for non-compliance with state law; however, the plaintiff does not seek damages. The Company disputes the allegations in the Complaint. As of the date of this report, the Company has not responded to the Complaint.

Item 5: Other Information

None.

Item 6 - Exhibits

Exhibit 31.1:	Certification of Chief Executive Officer Pursuant toSection 302 of the Sarbanes - Oxley Act of 2002
Exhibit 31.2:	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002
Exhibit 32.1:	Certification of Chief Executive Officer Pursuant to 18 U.S.C. ss. 1350
Exhibit 32.2:	Certification of Chief Financial Officer Pursuant to 18 U.S.C. ss. 1350
Exhibit 99.1:	Item 4: Controls and Procedures as filed on Form 10-Q for the quarter ended March 31, 2022.

Exhibit 101	The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Condition at June 30, 2022 and December 31, 2021, (ii) Consolidated Statements of Income for the quarters and six months ended June 30, 2022 and 2021, (iii) Consolidated Statements of Comprehensive Income (Loss) for the quarters and six months ended June 30, 2022 and 2021, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the quarters ended March 31, 2021 and June 30, 2021 and March 31, 2022 and June 30, 2022, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021 and (vi) Notes to the Unaudited Consolidated Financial Statements for the six months ended June 30, 2022 and 2021.
Exhibit 104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL CORPORATION
(Registrant)

Date:	August 10, 2022

By:	/s/ Chevis C. Swetman
Chevis C. Swetman
Chairman, President and Chief Executive Officer
(principal executive officer)

Date:	August 10, 2022

By:	/s/ Leslie B. Fulton
Leslie B. Fulton
Chief Financial Officer and Controller
(principal financial and accounting officer)