Form 10-Q
period 2022-09-30
PEOPLES FINANCIAL CORP /MS/
filed 2022-11-09
CIK 770460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	001-12103

PEOPLES FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Mississippi	64-0709834
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Lameuse and Howard Avenues, Biloxi, Mississippi	39533
(Address of principal executive offices)	(Zip Code)

(228) 435-5511

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	PFBX	None

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date. Peoples Financial Corporation has only one class of common stock authorized. At October 31, 2022 there were 15,000,000 shares of $1 par value common stock authorized, with 4,678,186 shares issued and outstanding.

Part 1 – Financial Information

Item 1: Financial Statements

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition

(in thousands except share data)

	September 30, 2022	December 31, 2021
	(unaudited)	(audited)

Assets
Cash and due from banks	$17,465	$49,991

Available for sale securities	411,304	376,803

Held to maturity securities, fair value of $164,736 at September 30, 2022; $111,340 at December 31, 2021	178,897	110,208

Other investments	350	350

Federal Home Loan Bank Stock, at cost	2,160	2,153

Loans	233,387	239,162

Less: Allowance for loan losses	3,362	3,311

Loans, net	230,025	235,851

Bank premises and equipment, net of accumulated depreciation	16,311	15,799

Other real estate	334	1,891

Accrued interest receivable	3,205	2,841

Cash surrender value of life insurance	20,635	20,150

Intangible asset	616

Other assets	816	722

Total assets	$882,118	$816,759

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition (continued)

(in thousands except share data)

	September 30, 2022	December 31, 2021
	(unaudited)	(audited)
Liabilities and Shareholders' Equity
Liabilities:

Deposits:

Demand, non-interest bearing	$221,758	$193,473

Savings and demand, interest bearing	541,218	428,411

Time, $250,000 or more	8,756	43,613

Other time deposits	36,790	39,341

Total deposits	808,522	704,838

Borrowings from Federal Home Loan Bank	5,000	889

Employee and director benefit plans liabilities	19,792	19,332

Other liabilities	1,138	2,162

Total liabilities	834,452	727,221

Shareholders' Equity:
Common stock, $1 par value, 15,000,000 shares authorized, 4,678,186 shares issued and outstanding at September 30, 2022 and December 31, 2021	4,678	4,678

Surplus	65,780	65,780

Undivided profits	24,181	20,911

Accumulated other comprehensive loss, net of tax	(46,973)	(1,831)

Total shareholders' equity	47,666	89,538

Total liabilities and shareholders' equity	$882,118	$816,759

See notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Income

(in thousands except per share data)(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest income:
Interest and fees on loans	$2,786	$3,156	$8,156	$9,485

Interest and dividends on securities:

U.S. Treasuries	1,158	199	1,996	436

U.S. Government agencies		26		77

Mortgage-backed securities	651	504	1,735	1,531

States and political subdivisions	1,133	1,031	3,447	2,745

Collateralized mortgage obligations	568	235	1,202	595

Other investments	6	5	9	7

Interest on balances due from depository institutions	162	28	317	84

Total interest income	6,464	5,184	16,862	14,960

Interest expense:
Deposits	742	149	1,155	670

Borrowings from Federal Home Loan Bank	59	6	71	18

Total interest expense	801	155	1,226	688

Net interest income	5,663	5,029	15,636	14,272

Provision for (reduction of) allowance for loan losses	27	(173)	80	(5,004)

Net interest income after provision for (reduction of) allowance for loan losses	$5,636	$5,202	$15,556	$19,276

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Income (continued)

(in thousands except per share data)(unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022	2021
Non-interest income:
Trust department income and fees		$420		$487	$1,280	$1,387

Service charges on deposit accounts		914		908	2,768	2,683

Gain on liquidation, sales and calls of securities						5

Increase in cash surrender value of life insurance		128		108	362	323

Other income		335		160	579	450

Total non-interest income		1,797		1,663	4,989	4,848
Non-interest expense:
Salaries and employee benefits		3,017		2,632	8,419	7,768

Net occupancy		383		540	1,328	1,443

Equipment rentals, depreciation and maintenance		786		746	2,340	2,281

FDIC and state banking assessments		169		119	368	315

Data processing		377		345	1,082	1,053

ATM expense		256		251	902	802

Other real estate expense		61		100	122	383

Loss from other investments				60		146

Other expense		635		761	2,293	3,503

Total non-interest expense		5,684		5,554	16,854	17,694

Income before income taxes		1,749		1,311	3,691	6,430
Income tax				204		204

Net income		$1,749		$1,107	$3,691	$6,226

Basic and diluted earnings per share		$.37		$.23	$.79	$1.28
Dividends declared per share	$		$		$.09	$.10

See notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net income	$1,749	$1,107	$3,691	$6,226

Other comprehensive income (loss):

Net unrealized (loss) gain on available for sale securities	(10,043)	(817)	(45,142)	(4,127)

Reclassification adjustment for realized gain on available for sale securities called or sold				(5)

Total other comprehensive (loss) income	(10,043)	(817)	(45,142)	(4,132)

Total comprehensive (loss) income	$(8,294)	$290	$(41,451)	$2,094

See notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

(in thousands except share data)

					Accumulated
	Number of				Other
	Common	Common		Undivided	Comprehensive
	Shares	Stock	Surplus	Profits	Income (Loss)	Total

Balance, January 1, 2021	4,878,557	$4,879	$65,780	$16,225	$5,872	$92,756
Net income				4,330		4,330
Other comprehensive (loss)					(4,248)	(4,248)
Dividend declared ($.10 per share)				(488)		(488)

Balance, March 31, 2021	4,878,557	4,879	65,780	20,067	1,624	92,350
Net income				789		789
Other comprehensive income					933	933

Balance, June 30, 2021	4,878,557	4,879	65,780	20,856	2,557	94,072
Net income				1,107		1,107
Other comprehensive income					(817)	(817)

Balance, September 30, 2021	4,878,557	$4,879	$65,780	$21,963	$1,740	$94,362

Balance, January 1, 2022	4,678,186	$4,678	$65,780	$20,911	$(1,831)	89,538
Net income				887		887
Other comprehensive (loss)					(19,334)	(19,334)
Dividend ($ .09 per share)				(421)		(421)

Balance, March 31, 2022	4,678,186	4,678	65,780	21,377	(21,165)	70,670
Net income				1,055		1,055
Other comprehensive (loss)					(15,765)	(15,765)

Balance, June 30, 2022	4,678,186	4,678	65,780	22,432	(36,930)	55,960
Net income				1,749		1,749
Other comprehensive (loss)					(10,043)	(10,043)

Balance, September 30, 2022	4,678,186	$4,678	$65,780	$24,181	$(46,973)	$47,666

Note: Balances as of January 1, 2021 and 2022 were audited.

See notes to consolidated financial statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands) (unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$3,691	$6,226

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	1,380	1,368

Provision for (reduction of) allowance for loan losses	80	(5,004)

Writedown of other real estate	155	299

(Gain) loss on sales of other real estate	(87)	1

Loss from other investments		146

Amortization of intangible asset	5

Amortization of held to maturity securities	185	311

Amortization of available for sale securities	60	210

Gain on sales and calls of securities		(5)

Change in accrued interest receivable	(364)	(661)

Increase in cash surrender value of life insurance	(362)	(323)

Change in other assets	(94)	101

Change in employee and director benefit plan liabilities and other liabilities	(564)	231
Net cash provided by operating activities	$4,085	$2,900

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(in thousands) (unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from investing activities:
Proceeds from maturities, sales and calls of available for sale securities	$29,129	$45,769

Proceeds from maturities of held to maturity securities	10,387	3,852

Purchases of available for sale securities	(108,833)	(224,142)

Purchases of held to maturity securities	(79,261)	(39,038)

Purchases of Federal Home Loan Bank stock	(7)	(3)

Proceeds from sales of other real estate	1,489	664

Purchase of intangible asset	(621)

Loans, net change	5,746	31,910

Acquisition of bank premises and equipment	(1,891)	(1,361)

Investment in cash surrender value of life insurance	(123)	(96)

Net cash used in investing activities	(143,985)	(182,445)

Cash flows from financing activities:
Demand and savings deposits, net change	141,092	132,253

Time deposits, net change	(37,408)	23,269

Borrowings from Federal Home Loan Bank	208,500	22

Repayments to Federal Home Loan Bank	(204,389)	(88)

Cash dividends paid	(421)	(488)
Net cash provided by financing activities	107,374	154,968
Net (decrease) in cash and cash equivalents	(32,526)	(24,577)
Cash and cash equivalents, beginning of period	49,991	91,542
Cash and cash equivalents, end of period	$17,465	$66,965

See notes to consolidated financial statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2022 and 2021

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

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the financial position of the Company and its subsidiaries as of September 30, 2022 and the results of their operations and their cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2021 Annual Report and Form 10-K.

The results of operations for the periods ended September 30, 2022, are not necessarily indicative of the results to be expected for the full year.

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

The aggregate amount of the errors at each period end represented 3% or less of our shareholders' equity in all prior periods. In accordance with the guidance set forth in SEC Staff Accounting Bulletin 99, Materiality, and SEC Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financials, the Company concluded that the error was not material, to any prior periods, the current period or the trend in earnings from a quantitative and qualitative perspective. However, correcting the cumulative effect of the errors in the current period would have resulted in a material misstatement in the current period and, as such, we have revised our previously reported financial information contained in our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2022 to correct the immaterial error. We will also revise previously reported financial information for these immaterial errors in our future filings, as applicable.

The Income Statements presented have not been affected by the revision.

A summary of revisions to certain previously reported financial information is presented below:

Revised Consolidated Statements of Condition as of December 31, 2021 (in thousands):

	As Reported	Adjustment	As Revised

Other investments	$2,404	$(2,054)	$350
Total assets	818,813	(2,054)	816,759
Undivided profits	22,965	(2,054)	20,911
Total shareholders' equity	91,592	(2,054)	89,538

Revised Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2021 (in thousands):

	Nine Months Ended September 30, 2021
	As Reported	Adjustment	As Revised

Beginning balance undivided profits	$18,335	$(2,110)	$16,225
Beginning balance total shareholders' equity	94,866	(2,110)	92,756
Ending balance undivided profits	24,073	(2,110)	21,963
Ending balance total shareholders' equity	96,472	(2,110)	94,362

Accounting Standards Update –In March 2022, the Financial Accounting Standards Board issued Accounting Standards Update 2022-02 (“ASU 2022-02”), Financial Instruments-Credit Losses (Topic 326). ASU 2022-02 amends guidance relating to trouble debt restructurings for all entities after they have adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The update is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company has determined the adoption of this ASU should not have a significant impact to the Company’s financial statements.

2. Earnings Per Share:

Per share data is based on the weighted average shares of common stock outstanding of 4,678,186 and 4,878,557 for the nine months ended September 30, 2022 and 2021, respectively. Per share data is based on the weighted average shares of common stock outstanding of 4,678,186 and 4,878,557 for the quarters ended September 30, 2022 and 2021, respectively.

3. Statements of Cash Flows:

The Company has defined cash and cash equivalents as cash and due from banks. The Company paid $1,227,261 and $697,154 for the nine months ended September 30, 2022 and 2021, respectively, for interest on deposits and borrowings. No income tax payments were made during the nine months ended September 30, 2022. Income tax payments of $165,000 were made during the nine months ended September 30, 2021. No loans were transferred to other real estate during the nine months ended September 30, 2022 and 2021.

4.  Investments:

The amortized cost and fair value of securities at September 30, 2022 and December 31, 2021, are as follows (in thousands):

		Gross	Gross
		Unrealized	Unrealized
September 30, 2022	Amortized Cost	Gains	Losses	Fair Value

Available for sale securities:

Debt securities:

U.S. Treasuries	$173,442	$	$(11,300)	$162,142

Mortgage-backed securities	63,137	55	(4,905)	58,287

Collateralized mortgage obligations	119,191		(7,609)	111,582

States and political subdivisions	102,834		(23,541)	79,293

Total available for sale securities	$458,604	$55	$(47,355)	$411,304

Held to maturity securities:

U.S. Treasuries	$74,460	$	$(1,425)	$73,035

States and political subdivisions	104,437		(12,736)	91,701

Total held to maturity securities	$178,897	$	$(14,161)	$164,736

		Gross	Gross
		Unrealized	Unrealized
December 31, 2021	Amortized Cost	Gains	Losses	Fair Value
Available for sale securities:

U.S. Treasuries	$73,889	$	$(735)	$73,154

Mortgage-backed securities	71,187	1,236	(441)	71,982

Collateralized mortgage obligations	130,181	841	(1,035)	$129,987

States and political subdivisions	103,704	293	(2,317)	101,680

Total available for sale securities	$378,961	$2,370	$(4,528)	$376,803

Held to maturity securities:
States and political subdivisions	$110,208	$1,760	$(628)	$111,340

Total held to maturity securities	$110,208	$1,760	$(628)	$111,340

The amortized cost and fair value of debt securities at September 30, 2022 (in thousands), by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale securities:
Due in one year or less	$80,047	$79,772
Due after one year through five years	20,241	19,462
Due after five years through ten years	109,245	92,093
Due after ten years	66,743	50,109
Mortgage-backed securities	63,137	58,286
Collaterized mortgage obligations	119,191	111,582
Totals	$458,604	$411,304

Held to maturity securities:
Due in one year or less	$44,926	$44,795
Due after one year through five years	51,206	49,543
Due after five years through ten years	41,772	37,065
Due after ten years	40,993	33,333
Totals	$178,897	$164,736

Available for sale and held to maturity securities with gross unrealized losses at September 30, 2022 and December 31, 2021 aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows (in thousands):

	Less Than Twelve Months		Over Twelve Months			Total
		Gross			Gross		Gross
		Unrealized			Unrealized		Unrealized
	Fair Value	Losses	Fair Value		Losses	Fair Value	Losses
September 30, 2022:
U.S. Treasuries	$209,793	$8,284		$25,385	$4,441	$235,178	$12,725
Mortgage-backed securities	39,499	2,660		7,991	2,245	47,490	4,905
Collateralized mortgage obligations	71,435	3,025		40,148	4,584	111,583	7,609
States and political subdivisions	85,819	15,674		69,354	20,603	155,173	36,277

TOTAL	$406,546	$29,643		$142,878	$31,873	$549,424	$61,516

December 31, 2021:
U.S. Treasuries	$73,154	$735	$		$	$73,154	$735
Mortgage-backed securities	26,288	441				26,288	441
Collateralized mortgage obligations	66,369	1,035				66,369	1,035
States and political subdivisions	102,413	2,577		7,470	368	109,883	2,945

TOTAL	$268,224	$4,788		$7,470	$368	$275,694	$5,156

At September 30, 2022, 43 of the 48 mortgage-backed securities, 34 of the 34 collateralized mortgage obligations, 155 of the 201 securities issued by states and political subdivisions, and 41 of the 41 U.S. treasuries contained unrealized losses.

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

There were no sales of available for sale debt securities for the nine months ended September 30, 2022 and September 30, 2021.

Securities with a fair value of $391,051,276 and $229,092,900 at September 30, 2022 and December 31, 2021, respectively, were pledged to secure public deposits, federal funds purchased and other balances required by law.

5. Loans:

The composition of the loan portfolio at September 30, 2022 and December 31, 2021, is as follows (in thousands):

	September 30, 2022	December 31, 2021

Gaming	$9,941	$7,900

Hotel/motel	35,268	50,765

Real estate, construction	29,421	27,191

Real estate, mortgage	141,129	128,352

Commercial and industrial	9,794	15,882

Other	7,834	9,072

Total	$233,387	$239,162

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), a stimulus package intended to provide relief to businesses and consumers in the United States struggling as a result of COVID-19, was signed into law. A provision in the CARES Act included funding for the creation of the Paycheck Protection Program (“PPP”). PPP is intended to provide loans to small businesses to pay their employees, rent, mortgage interest and utilities. At September 30, 2022, 2 loans with a balance of $377,469 were outstanding. At December 31, 2021, 40 loans with a balance of $2,819,944 were outstanding. All PPP loans are reported in the commercial and industrial segment within the loan portfolio.

The age analysis of the loan portfolio, segregated by class of loans, as of September 30, 2022 and December 31, 2021, is as follows (in thousands):

											Loans Past
											Due Greater
	Number of Days Past Due										Than 90
					Greater		Total			Total	Days &
		30 - 59		60 - 89	Than 90		Past Due		Current	Loans	Still Accruing
September 30, 2022:
Gaming	$		$		$		$		$9,941	$9,941	$
Hotel/motel									35,268	35,268
Real estate, construction		2,743						2,743	26,678	29,421
Real estate, mortgage		19		1,294		278		1,591	139,538	141,129
Commercial and industrial		211						211	9,583	9,794
Other		24		1				25	7,809	7,834

Total		$2,997		$1,295		$278		$4,570	$228,817	$233,387	$
December 31, 2021:
Gaming	$		$		$		$		$7,900	$7,900	$
Hotel/motel									50,765	50,765
Real estate, construction		105						105	27,086	27,191
Real estate, mortgage		1,996		60		63		2,119	126,233	128,352
Commercial and industrial		21		320				341	15,541	15,882
Other		209						209	8,863	9,072

Total		$2,331		$380		$63		$2,774	$236,388	$239,162	$

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

An analysis of the loan portfolio by loan grade, segregated by class of loans, as of September 30, 2022 and December 31, 2021, is as follows (in thousands):

	Loans With A Grade Of:
	A, B or C	S		D		E		F	Total
September 30, 2022:
Gaming	$9,941	$		$		$		$	$9,941

Hotel/motel	35,268								35,268

Real estate, construction	29,247				2		172		29,421

Real estate, mortgage	138,104		79		2,535		411		141,129

Commercial and industrial	9,794								9,794

Other	7,817				17				7,834

Total	$230,171		$79		$2,554		$583	$	$233,387

December 31, 2021:
Gaming	$7,900	$		$		$		$	$7,900

Hotel/motel	50,765								50,765

Real estate, construction	26,980				6		205		27,191

Real estate, mortgage	124,289		87		3,344		632		128,352

Commercial and industrial	15,834				27		21		15,882

Other	9,060				12				9,072

Total	$234,828		$87		$3,389		$858	$	$239,162

A loan may be impaired but not on nonaccrual status when the loan is well secured and in the process of collection. Total loans on nonaccrual as of September 30, 2022 and December 31, 2021, are as follows (in thousands):

	September 30, 2022	December 31, 2021

Real estate, construction	$133	$138

Real estate, mortgage	373	563

Total	$506	$701

Prior to 2021, certain loans were modified by granting interest rate concessions to these customers with such loans being classified as troubled debt restructurings. During 2021 and 2022, the Company did not restructure any additional loans. Specific reserves of $0 and $50,000 were allocated to troubled debt restructurings as of September 30, 2022 and December 31, 2021, respectively. The Company had no commitments to lend additional amounts to customers with outstanding loans classified as troubled debt restructurings as of September 30, 2022 and December 31, 2021.

Impaired loans, which include loans classified as nonaccrual and troubled debt restructurings, segregated by class of loans, as of September 30, 2022 and December 31, 2021, are as follows (in thousands):

	Unpaid Principal Balance	Recorded Investment	Related Allowance		Average Recorded Investment	Interest Income Recognized
September 30, 2022:
With no related allowance recorded:
Real estate, construction	$244	$172	$		$185	$5
Real estate, mortgage	989	795			877	17
Total	1,233	967			1,062	22

With a related allowance recorded:
Real estate, construction	57	50		40	50
Total	57	50		40	50

Total by class of loans:
Real estate, construction	301	222		40	235	5
Real estate, mortgage	989	795			877	17

Total	$1,290	$1,017		$40	$1,112	$22

	Unpaid Principal Balance	Recorded Investment	Related Allowance		Average Recorded Investment	Interest Income Recognized
December 31, 2021:
With no related allowance recorded:
Real estate, construction	$272	$205	$		$369	$7
Real estate, mortgage	1,014	1,014			1,075	21

Total	1,286	1,219			1,444	28

With a related allowance recorded:
Real estate, mortgage	199	199		70	203	5

Total	199	199		70	203	5

Total by class of loans:
Real estate, construction	272	205			369	7
Real estate, mortgage	1,213	1,213		70	1,278	26

Total	$1,485	$1,418		$70	$1,647	$33

6. Allowance for Loan Losses:

Transactions in the allowance for loan losses for the quarters and nine months ended September 30, 2022 and 2021, and the balances of loans, individually and collectively evaluated for impairment, as of September 30, 2022 and 2021, are as follows (in thousands):

	Gaming		Hotel/Motel		Real Estate, Construction		Real Estate, Mortgage	Commercial and Industrial	Other		Total
For the Nine Months Ended September 30, 2022:
Allowance for Loan Losses:
Beginning balance		$101		$692		$139	$2,049	$252		$78	$3,311
Charge-offs										(191)	(191)
Recoveries							48	22		92	162
Provision		21		(248)		245	(70)	(146)		278	80
Ending Balance		$122		$444		$384	$2,027	$128		$257	$3,362

For the Quarter Ended September 30, 2022:
Allowance for Loan Losses:
Beginning Balance		$158		$571		$207	$2,126	$240		$77	$3,379
Charge-offs										(61)	(61)
Recoveries										17	17
Provision		(36)		(127)		177	(99)	(112)		224	27
Ending Balance		$122		$444		$384	$2,027	$128		$257	$3,362

Allowance for Loan Losses, September 30, 2022:
Ending balance: individually evaluated for impairment	$		$		$		$229		$		$229
Ending balance: collectively evaluated for impairment		$122		$444		$384	$1,798	$128		$257	$3,133

Total Loans, September 30, 2022:
Ending balance: individually evaluated for impairment	$		$			$174	$2,946			$17	$3,137
Ending balance: collectively evaluated for impairment		$9,941		$35,268		$29,247	$138,183	$9,794		$7,817	$230,250

	Gaming		Hotel/Motel		Real Estate, Construction	Real Estate, Mortgage	Commercial and Industrial	Other		Total
For the Nine Months Ended September 30, 2021:
Allowance for Loan Losses:
Beginning balance		$186		$754	$111	$2,849	$417		$109	$4,426
Charge-offs					(2)	(2)			(220)	(224)
Recoveries					18	4,565	89		101	4,773
Provision		(1)		138	105	(5,167)	(172)		93	(5,004)
Ending Balance		$185		$892	$232	$2,245	$334		$83	$3,971

For the Quarter Ended September 30, 2021:
Allowance for Loan Losses:
Beginning Balance		$190		$939	$177	$2,336	$357		$129	$4,128
Charge-offs									(85)	(85)
Recoveries						55	14		32	101
Provision		(5)		(47)	55	(146)	(37)		7	(173)
Ending Balance		$185		$892	$232	$2,245	$334		$83	$3,971

Allowance for Loan Losses, September 30, 2021:
Ending balance: individually evaluated for impairment	$		$		$106	$123	$33	$		$262
Ending balance: collectively evaluated for impairment		$185		$892	$126	$2,122	$301		$83	$3,709

Total Loans, September 30, 2021:
Ending balance: individually evaluated for impairment	$		$		$412	$5,510	$61		$14	$5,997
Ending balance: collectively evaluated for impairment		$14,364		$49,902	$26,568	$123,123	$23,711		$7,381	$245,049

7. Deposits:

Time deposits of $250,000 or more totaled approximately $8,756,000 and $43,613,000 at September 30, 2022 and December 31, 2021, respectively.

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

Loans

The fair value of both fixed and floating rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings for the remaining maturities. The cash flows considered in computing the fair value of such loans are segmented into categories relating to the nature of the contract and collateral based on contractual principal maturities. Appropriate adjustments are made to reflect probable credit losses. Cash flows have been adjusted for such factors as prepayment risk or the effect of the maturity of balloon notes. The fair value of floating rate loans are estimated at market value. At each reporting period, the Company determines which loans are impaired. Accordingly, the Company’s impaired loans are reported at their estimated fair value on a non-recurring basis. An allowance for each impaired loan, which are generally collateral-dependent, is calculated based on the fair value of its collateral. The fair value of the collateral is based on appraisals performed by third-party valuation specialists. Factors including the assumptions and techniques utilized by the appraiser are considered by Management. If the recorded investment in the impaired loan exceeds the measure of fair value of the collateral, a valuation allowance is recorded as a component of the allowance for loan losses. Impaired loans are non-recurring Level 3 assets.

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

Deposits

The fair value of all deposits both non-interest bearing and interest bearing demand and savings deposits along with time deposits are estimated by discounting the cash flows using the Federal Home Loan Bank bulletin curve rates deposits with similar remaining maturities. The cash flows considered in computing the fair value of such deposits are based on contractual maturities.

Borrowings from Federal Home Loan Bank

The fair value of Federal Home Loan Bank (“FHLB”) fixed and variable rate borrowings are estimated using repricing rates for similar types of borrowing arrangements.

The balances of available for sale securities, which are the only assets measured at fair value on a recurring basis, by level within the fair value hierarchy and by investment type, as of September 30, 2022 and December 31, 2021 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
September 30, 2022:
U.S. Treasuries	$162,143	$	$162,143	$
Mortgage-backed securities	58,286		58,286
Collateralized mortgage obligations	111,582		111,582
States and political subdivisions	79,293		79,293
Total	$411,304	$	$411,304	$

December 31, 2021:
U.S. Treasuries	$73,154	$	$73,154	$
Mortgage-backed securities	71,982		71,982
Collateralized mortgage obligations	129,987		129,987
States and political subdivisions	101,680		101,680
Total	$376,803	$	$376,803	$

Impaired loans, which are measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of September 30, 2022 and December 31, 2021 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
September 30, 2022	$10	$	$	$10
December 31, 2021	129			129

Other real estate, which is measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of September 30, 2022 and December 31, 2021 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
September 30, 2022	$334	$	$	$334
December 31, 2021	1,891			1,891

The following table presents a summary of changes in the fair value of other real estate which is measured using level 3 inputs (in thousands):

	For the Nine	For the Year
	Months Ended	Ended
	September 30, 2022	December 31, 2021
Balance, beginning of period	$1,891	$3,475

Loans transferred to ORE		14

Sales	(1,402)	(1,299)

Writedowns	(155)	(299)

Balance, end of period	$334	$1,891

The carrying value and estimated fair value of financial instruments, by level within the fair value hierarchy, at September 30, 2022 and December 31, 2021, are as follows (in thousands):

	Carrying	Fair Value Measurements Using
	Amount	Level 1	Level 2		Level 3		Total
September 30, 2022:
Financial Assets:
Cash and due from banks	$17,465	$17,465	$		$		$17,465
Available for sale securities	411,304			411,304			411,304
Held to maturity securities	178,897			164,736			164,736
Other investments	350	350					350
Federal Home Loan Bank stock	2,160			2,160			2,160
Loans, net	230,025					223,967	223,967
Cash surrender value of life insurance	20,635			20,635			20,635
Financial Liabilities:
Deposits:
Non-interest bearing	221,758	188,560					188,560
Interest bearing	586,764					498,571	498,571
Borrowings from Federal Home Loan Bank	5,000			5,000			5,000

	Carrying	Fair value Measurements Using
	Amount	Level 1	Level 2		Level 3		Total
December 31, 2021:
Financial Assets:
Cash and due from banks	$49,991	$49,991	$		$		$49,991
Available for sale securities	376,803			376,803			376,803
Held to maturity securities	110,208			111,340			111,340
Other investments	350	350					350
Federal Home Loan Bank stock	2,153			2,153			2,153
Loans, net	235,851					238,305	238,305
Cash surrender value of life insurance	20,150			20,150			20,150
Financial Liabilities:
Deposits:
Non-interest bearing	193,473	193,473					193,473
Interest bearing	511,365					512,034	512,034
Borrowings from Federal Home Loan Bank	889			1,072			1,072

10. Acquisition of Corporate Trust Business

On March 17, 2022, the bank subsidiary signed a definitive agreement with Trustmark National Bank (“Trustmark”) to acquire substantially all of the Trustmark’s corporate trust business for a purchase price of $650,000. This book of business was added to the bank subsidiary’s existing corporate trust portfolio in its Asset Management and Trust Services Department. The purchase was approved by the Federal Deposit Insurance Corporation and closed on August 15, 2022, during the third quarter of 2022.

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

GAAP Reconciliation and Explanation

This Form 10-Q contains non-GAAP financial measures determined by methods other than in accordance with GAAP. Such non-GAAP financial measures include taxable equivalent interest income and taxable equivalent net interest income. Management uses these non-GAAP financial measures because it believes they are useful for evaluating our operations and performance over periods of time, as well as in managing and evaluating our business and in discussions about our operations and performance. Management believes these non-GAAP financial measures provide users of our financial information with a meaningful measure for assessing our financial results, as well as comparison to financial results for prior periods. These non-GAAP financial measures should not be considered as a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled financial measures used by other companies. A reconciliation of these operating performance measures to GAAP performance measures for the three months and nine months ended September 30, 2022 and 2021 is included on the following page.

RECONCILIATION OF NON-GAAP PERFORMANCE MEASURES (In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Interest income reconciliation:
Interest income - taxable equivalent	$6,530	$5,246	$17,053	$15,133
Taxable equivalent adjustment	(66)	(62)	(191)	(173)

Interest income (GAAP)	$6,464	$5,184	$16,862	$14,960

Net interest income reconciliation:
Net interest income - taxable equivalent	$5,729	$5,091	$15,827	$14,445
Taxable equivalent adjustment	(66)	(62)	(191)	(173)

Net interest income (GAAP)	$5,663	$5,029	$15,636	$14,272

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

The Company reported net income of $1,749,000 for the third quarter of 2022 compared with net income of $1,107,000 for the third quarter of 2021. The Company reported net income of $3,691,000 for the first nine months of 2022 compared with net income of $6,226,000 for the first nine months of 2021. Results in the third quarter of 2022 included an increase in interest income on securities and an increase in non-interest income and an increase in non-interest expense as compared with the third quarter of 2021. Results for the first three quarters of 2021 were significantly more than the first three quarters of 2022 due to a large reduction in the provision for loan losses which was partially offset by an increase in non-interest income and a decrease in non-interest expense due to the settlement of a lawsuit.

Managing the net interest margin is a key component of the Company’s earnings strategy. In 2022 the Federal Reserve has increased rates and there are expectations that rates will continue to rise. The Company adopted new investment strategies in 2021 to improve yields on its securities while not compromising duration or credit risk. As a result, total year to date interest income increased $1,902,000 in 2022 as compared with 2021.

Monitoring asset quality, estimating potential losses in our loan portfolio and addressing non-performing loans continue to be a major focus of the Company. A provision for the allowance for loan losses of $27,000 was recorded in the third quarter of 2022 as compared with a reduction of $173,000 for the third quarter of 2021. A provision for the allowance for loan losses of $80,000 was recorded for the first three quarters of 2022 compared to a reduction in the allowance for losses of $5,004,000 for the first three quarters of 2021. The Company is working diligently to address and reduce its non-performing assets. The Company’s nonaccrual loans totaled $506,000 and $701,000 at September 30, 2022 and December 31, 2021, respectively. Most of these loans are collateral-dependent, and the Company has rigorously evaluated the value of its collateral to determine potential losses.

Non-interest income increased $134,000 for the third quarter of 2022 as compared with 2021 results. Non-interest income increased $141,000 for the first three quarters of 2022 as compared with 2021 results. Results in 2022 included higher other income of $129,000 along with an increase of $85,000 in service charge fees and an increase of $39,000 in the cash surrender value on life insurance, offset somewhat by lower trust department income and fees of $107,000.

Non-interest expense increased $130,000 for the quarter ended September 30, 2022 as compared with 2021 results. This increase for the third quarter of 2022 was primarily the result of the increase in salaries and employee benefits of $385,000 in 2022 as compared with 2021. Non-interest expense decreased $840,000 for the three quarters ended September 30, 2022 as compared with 2021 results. This decrease for the three quarters ended September 30, 2022 was primarily the result of the settlement of a lawsuit in other expense of $1,125,000 in 2021 offset somewhat by higher ATM expenses and higher salary expenses.

Total assets at September 30, 2022 increased $65,359,000 as compared with December 31, 2021. Total deposits increased $103,684,000 primarily as governmental entities’ balances increased due to tax collections. This increase in deposits funded an increase in available for sale securities of $34,501,000 and held to maturity securities of $68,689,000.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income, the amount by which interest income on loans, investments, and other interest- earning assets exceeds interest expense on deposits and other borrowed funds, is the single largest component of the Company's income. Management's objective is to provide the largest possible amount of income while balancing interest rate, credit, liquidity, and capital risk. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities combined with changes in market rates of interest directly affect net interest income.

Quarter Ended September 30, 2022 as Compared with Quarter Ended September 30, 2021

The Company’s average interest-earning assets increased approximately $120,710,000, or 16%, from approximately $745,693,000 for the third quarter of 2021 to approximately $866,403,000 for the third quarter of 2022.

The Company’s average balance sheet increased primarily as average investments increased approximately $177,738,000, partially offset by a decrease in average loans of approximately $29,321,000 and a decrease in balances due from financial institutions of approximately $27,711,000 for the third quarter of 2022 as compared with the third quarter of 2021. Average loans decreased as principal payments, and maturities on existing loans exceeded new loans. Funds available from the decrease in average loans and the decrease in balances due from financial institutions and the increase in average deposits were used to increase the investments in securities.

The average yield on interest-earning assets increased by 20 basis points, from 2.81% for the third quarter of 2021 to 3.01% for the third quarter of 2022. This increase is primarily due to interest rates starting to rise and new investments purchased at higher rates earning higher yields.

Average interest-bearing liabilities increased approximately $153,206,000 or 31%, from approximately $495,097,000 for the third quarter of 2021 to approximately $648,303,000 for the third quarter of 2022. Average savings and interest bearing DDA deposits increased approximately $149,577,000 primarily as several large public fund customers maintained higher balances with our bank subsidiary in 2022 and some of the PPP loan proceeds were deposited into and maintained in customers’ accounts. Average time deposits decreased approximately $4,475,000.

The average rate paid on interest-bearing liabilities for the third quarter of 2021 was .13% as compared with .49% for the third quarter of 2022. The Federal Reserve has increased rates, and the bank is starting to see an increase in its cost of funds.

The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 2.73% for the third quarter of 2021 as compared with 2.64% for the third quarter of 2022.

Nine Months Ended September 30, 2022 as Compared with Nine Months Ended September 30, 2021

The Company’s average interest-earning assets increased approximately $154,317,000, or 22%, from approximately $710,035,000 for the first three quarters of 2021 to approximately $864,352,000 for the first three quarters of 2022. The Company’s average balance sheet increased primarily as average held to maturity securities increased approximately $37,011,000 and average available for sale securities increased approximately $141,942,000. These increases were funded by the increase in savings, interest-bearing DDA balances and time deposits during the same period.

The average yield on earning assets decreased from 2.84% for the first three quarters of 2021 to 2.63% for the first three quarters of 2022. This decrease is primarily due to a decrease in loan volume along with a decrease in PPP loan fee income recognized in 2022.

Average interest-bearing liabilities increased approximately $147,125,000, or 31%, from approximately $468,686,000 for the first three quarters of 2021 to approximately $615,811,000 for the first three quarters of 2022. Average savings and interest bearing DDA balances increased approximately $124,145,000 primarily as several large public fund customers maintained higher balances with our bank subsidiary in the current year and some of the PPP loan proceeds were deposited into and maintained in customers’ accounts. Average time deposits increased approximately $20,240,000 as some larger public fund customers invested their balances in large time deposits.

The average rate paid on interest-bearing liabilities for the first three quarters of 2021 was .20% compared with .27% for the first three quarters of 2022. The Federal Reserve has increased rates, and the bank is starting to see an increase in its cost of funds.

The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 2.71% for the first three quarters of 2021 as compared with 2.44% for the first three quarters of 2022.

The tables on the following pages analyze the changes in tax-equivalent net interest income for the quarters and nine months ended September 30, 2022 and 2021.

Analysis of Average Balances, Interest Earned/Paid and Yield

(In Thousands)

	Quarter Ended September 30, 2022			Quarter Ended September 30, 2021
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate
Loans (2)(3)	$232,704	$2,786	4.79%	$262,025	$3,156	4.82%

Balances due from depository institutions	31,592	162	2.05%	59,303	28	0.19%

HTM:
Taxable	128,180	844	2.63%	72,261	461	2.55%
Non taxable (1)	37,864	275	2.91%	35,808	255	2.85%

AFS:
Taxable	429,534	2,421	2.25%	308,416	1,298	1.68%
Non taxable (1)	4,374	35	3.20%	5,729	43	3.00%
Other	2,155	7	1.30%	2,151	5	0.93%

Total	$866,403	$6,530	3.01%	$745,693	$5,246	2.81%
Savings & interest- bearing DDA	$559,792	$566	0.40%	$410,215	$82	0.08%

Time deposits	79,495	176	0.89%	83,970	67	0.32%

Borrowings from
FHLB	9,016	59	2.62%	912	6	2.63%

Total	$648,303	$801	0.49%	$495,097	$155	0.13%

Net tax-equivalent spread			2.52%			2.69%

Net tax-equivalent margin on earning assets			2.64%			2.73%

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 21% in 2022 and 2021. See disclosure of Non-GAAP financial measures on pages 30 and 31.

(2) Loan fees of $156 and $219 for 2022 and 2021, respectively, are included in these figures. Loan fees related to PPP loans of $21 and $317 were recognized in 2022 and 2021, respectively.

(3) Average balance includes nonaccrual loans.

Analysis of Average Balances, Interest Earned/Paid and Yield

(In Thousands)

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate
Loans (2)(3)	$236,105	$8,156	4.61%	$269,518	$9,485	4.69%

Balances due from depository institutions	89,657	317	0.47%	80,883	84	0.14%

HTM:
Taxable	94,527	1,825	2.57%	64,060	1,244	2.59%
Non taxable (1)	37,317	789	2.82%	30,773	688	2.98%

AFS:
Taxable	399,636	5,839	1.95%	256,782	3,489	1.81%
Non taxable (1)	4,957	118	3.17%	5,869	136	3.09%
Other	2,153	9	0.56%	2,150	7	0.43%

Total	$864,352	$17,053	2.63%	$710,035	$15,133	2.84%
Savings & interest- bearing DDA	$521,863	$848	0.22%	$397,718	$445	0.15%

Time deposits	90,278	307	0.45%	70,038	225	0.43%

Borrowings from
FHLB	3,670	71	2.58%	930	18	2.58%

Total	$615,811	$1,226	0.27%	$468,686	$688	0.20%

Net tax-equivalent spread			2.36%			2.64%

Net tax-equivalent margin on earning assets			2.44%			2.71%

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 21% in 2022 and 2021. See disclosure of Non-GAAP financial measures on pages 29 and 30.

(2) Loan fees of $537 and $1,145 for 2022 and 2021, respectively, are included in these figures. Loan fees related to PPP loans of $110 and $801 were recognized in 2022 and 2021, respectively.

(3) Average balance includes nonaccrual loans.

Analysis of Changes in Interest Income and Interest Expense

(In Thousands)

	For the Quarter Ended
	September 30, 2022 compared with September 30, 2021
	Volume	Rate	Rate/Volume	Total
Interest earned on:

Loans	$(353)	$(19)	$2	$(370)

Balances due from financial institutions	(13)	274	(128)	133

Held to maturity securities:
Taxable	357	15	11	383
Non taxable	15	5		20

Available for sale securities:
Taxable	510	440	173	1,123
Non taxable	(10)	3		(7)
Other		2		2

Total	$506	$720	$58	$1,284

Interest paid on:

Savings & interest-bearing DDA	$30	$333	$121	$484

Time deposits	(4)	120	(6)	110

Borrowings from FHLB	53		(1)	52

Total	$79	$453	$114	$646

Analysis of Changes in Interest Income and Interest Expense

(In Thousands)

	For the Nine Months Ended
	September 30, 2022 compared with September 30, 2021
	Volume	Rate	Rate/Volume	Total
Interest earned on:

Loans	$(1,176)	$(175)	$22	$(1,329)

Balances due from financial institutions	9	202	22	233

Held to maturity securities:
Taxable	592	(7)	(3)	582
Non taxable	146	(38)	(8)	100

Available for sale securities:
Taxable	1,941	263	146	2,350
Non taxable	(21)	4	(1)	(18)
Other		2		2

Total	$1,491	$251	$178	$1,920

Interest paid on:

Savings & interest-bearing DDA	$139	$201	$63	$403

Time deposits	65	13	4	82

Borrowings from FHLB	53			53

Total	$257	$214	$67	$538

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

The Company’s analysis includes evaluating the current values of collateral securing all nonaccrual loans. Nonaccrual loans totaled $506,000 and $701,000 with specific reserves on these loans of $39,500 and $20,000, at September 30, 2022 and December 31, 2021, respectively. These specific reserves allocated to nonaccrual loans are relatively low as collateral values appear sufficient to cover loan losses or the loan balances have been charged down to their realizable value.

The Company’s on-going, systematic evaluation resulted in the Company recording a provision for the allowance for loan losses of $27,000 and a reduction of $173,000 for the third quarters of 2022 and 2021, respectively, and $80,000 for the first three quarters of 2022. The Company recorded a reduction of the allowance for loan losses of $5,004,000 for the first three quarters of 2021. The negative provision in 2021 is primarily the result of a $4,510,000 recovery realized during the first quarter on a loan in the real estate, mortgage segment. The allowance for loan losses as a percentage of loans was 1.44% and 1.38% at September 30, 2022 and December 31, 2021, respectively. The Company believes that its allowance for loan losses is appropriate as of September 30, 2022.

The allowance for loan losses is an estimate, and as such, events may occur in the future which may affect its accuracy. The Company anticipates that it is possible that additional information will be gathered in future quarters, on loan performance, which may require an adjustment to the allowance for loan losses. Management will continue to closely monitor its portfolio and take such action as it deems appropriate to accurately report its financial condition and results of operations.

Non-interest income

Quarter Ended September 30, 2022 as Compared with Quarter Ended September 30, 2021

Non-interest income increased $134,000 for the third quarter of 2022 as compared with the third quarter of 2021. Results in 2022 included higher other income of $176,000 and an increase in the cash surrender value of life insurance by $20,000 offset somewhat by lower trust department income and fees of $67,000.

Nine Months Ended September 30, 2022 as Compared with Nine Months Ended September 30, 2021

Non-interest income increased $141,000 for the first three quarters of 2022 as compared with the first three quarters of 2021. Results in 2022 included higher other income of $129,000, higher service charge income of $85,000 along with an increase of $39,000 in the cash surrender value on life insurance offset somewhat by lower trust department income and fees of $107,000.

Non-interest expense

Quarter Ended September 30, 2022 as Compared with Quarter Ended September 30, 2021

Total non-interest expense increased $130,000 for the third quarter of 2022 as compared with the third quarter of 2021. In 2022, salaries and employee benefits increased $385,000 offset somewhat by decreases of $157,000 and $126,000 in net occupancy and other expenses, respectively. Other real estate costs decreased $39,000 as a result of selling ORE in 2022 compared to 2021.

Nine Months Ended September 30, 2022 as Compared with Nine Months Ended September 30, 2021

Total non-interest expense decreased $840,000 for the first three quarters of 2022 as compared with the first three quarters of 2021. In 2022, ATM expenses increased $100,000 and other expense decreased $1,210,000.

ATM expense increased as costs associated with debit card processing increased since conversion to a new provider.

Other expenses primarily decreased due to the settlement of a lawsuit for $1,125,000 and an increase in non-recurring legal and consulting costs relating to the contested 2021 annual shareholders’ meeting.

Income Taxes

At December 31, 2014, the Company established a full valuation allowance on its deferred tax assets. Until such time as the Company returns to sustained earnings, and it is determined that it is more likely than not that the deferred tax asset will be realized, no income tax benefit or expense will generally be recorded. The 2018 Tax Cuts and Jobs Act began limiting NOL usage to 80% of taxable income, which resulted in the Company recording income tax expense for 2021 in the amount of $204,000. The full valuation allowance remained as of September 30, 2021. The Company continues to evaluate its deferred tax asset position.

FINANCIAL CONDITION

Cash and due from banks decreased $32,526,000 at September 30, 2022, compared with December 31, 2021 in the management of the Bank’s liquidity position.

Available for sale securities increased $34,501,000 at September 30, 2022, compared with December 31, 2021. During the first three quarters of 2022, there were $108,832,000 in purchases offset by an unrealized loss recorded of $45,142,000 and maturities of $29,129,000. As discussed in Note 4, the Company evaluates securities for impairment on a monthly basis. This evaluation considers a number of factors including the cause of a decline in value. These unrealized losses resulted primarily from higher interest rates that have impacted the current market value of available for sale securities but they do not currently appear related to any credit deterioration within the portfolio. Even though these securities have been classified as available for sale, the Company has traditionally held these securities until maturity. Although these unrealized losses recorded in the first three quarters of 2022 were significant, management does not anticipate these losses to be other than temporary.

Held to maturity securities increased $68,689,000 at September 30, 2022, compared with December 31, 2021. These increases were funded by the increase in savings, interest-bearing DDA balances and time deposits during the same period.

Total deposits increased $103,684,000 at September 30, 2022, compared with December 31, 2021. Typically, significant increases or decreases in total deposits and/or significant fluctuations among the different types of deposits from quarter to quarter are anticipated by Management as customers in the casino industry and county and municipal entities reallocate their resources periodically. Deposits from county and municipal entities increase significantly during the first two quarters of each year based on property tax collections and PPP loans.

SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY

Strength, security and stability have been the hallmark of the Company since its founding in 1985 and of its bank subsidiary since its founding in 1896. A strong capital foundation is fundamental to the continuing prosperity of the Company and the security of its customers and shareholders.

As of September 30, 2022, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must have a Total risk-based capital ratio of 10.00% or greater, a Common Equity Tier 1 Capital ratio of 6.50% or greater, a Tier 1 risk-based capital ratio of 8.00% or greater and a Leverage capital ratio of 5.00% or greater. The Company must have a capital conservation buffer above these requirements of 2.50%. There are no conditions or events since that notification that Management believes have changed the bank subsidiary’s category.

The actual capital amounts and ratios and required minimum capital amounts and ratios for the Bank as of September 30, 2022 and December 31, 2021, are as follows (in thousands):

			For Capital Adequacy
	Actual		Purposes		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2022:
Total Capital (to Risk Weighted Assets)	$96,818	20.31%	$38,145	8.00%	$47,681	10.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	93,456	19.60%	21,456	4.50%	30,992	6.50%
Tier 1 Capital (to Risk Weighted Assets)	93,456	19.60%	28,608	6.00%	38,145	8.00%
Tier 1 Capital (to Average Assets)	93,456	9.67%	38,674	4.00%	48,343	5.00%

December 31, 2021:
Total Capital (to Risk Weighted Assets)	$93,988	20.98%	$35,839	8.00%	$44,799	10.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)
	90,677	20.24%	20,160	4.50%	29,119	6.50%
Tier 1 Capital (to Risk Weighted Assets)	90,677	20.24%	26,879	6.00%	35,839	8.00%
Tier 1 Capital (to Average Assets)	90,677	11.13%	32,599	4.00%	40,749	5.00%

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

Additionally, a Complaint has been filed by Stilwell Activist Investments, L.P., against the Company in the Chancery Court of Harrison County, Mississippi, requesting that the Company be compelled to allow the plaintiff to inspect and copy certain corporate records of the Company. The plaintiff, Stilwell Activist Investments, L.P., is a shareholder of record of the Company and is controlled by Joseph Stilwell, an individual who beneficially owns 11.2% of the issued and outstanding common stock of the Company according to an Amended Schedule 13D filed by Mr. Stilwell and his related entities with the SEC on July 12, 2022, disclosing Company stock beneficially owned by Mr. Stilwell’s group. Mr. Stilwell and his related entities, including Stilwell Activist Investments, L.P., have nominated individuals for election to the Board of Directors of the Company at its 2021 and 2022 annual meetings, but those individuals were not elected. The Complaint filed by Stilwell Activist Investments, L.P., alleges that it is entitled to inspect and copy certain Company records under the Mississippi Business Corporations Act based upon a request previously made and refused by the Company for non-compliance with state law; however, the plaintiff does not seek damages. The Company filed on August 26, 2022, an answer to the Complaint disputing the allegations therein.

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

Exhibit 101

The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Condition at September 30, 2022 and December 31, 2021, (ii) Consolidated Statements of Income for the quarters and nine months ended September 30, 2022 and 2021, (iii) Consolidated Statements of Comprehensive Income (Loss) for the quarters and nine months ended September 30, 2022 and 2021, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the quarters ended March 31, 2021, June 30, 2021 and September 30, 2021 and March 31, 2022, June 30, 2022 and September 30, 2022 (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021 and (vi) Notes to the Unaudited Consolidated Financial Statements for the nine months ended September 30, 2022 and 2021.

Exhibit 104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL CORPORATION

(Registrant)

Date:	November 09, 2022

By:	/s/ Chevis C. Swetman
Chevis C. Swetman Chairman, President and Chief Executive Officer (principal executive officer)

Date:	November 09, 2022

By:	/s/ Leslie B. Fulton
Leslie B. Fulton Chief Financial Officer and Controller (principal financial and accounting officer)