Form 10-K
period 2022-12-31
PEOPLES FINANCIAL CORP /MS/
filed 2023-03-15
CIK 770460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issues financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

At June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting stock held by non-affiliates, based on the last sale price reported on the OTCQX Best Market, was approximately $55,982,000.

On March 08, 2023, the registrant had outstanding 4,678,186 shares of common stock, par value of $1.00 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Definitive Proxy Statement issued in connection with the Annual Meeting of Shareholders to be held April 26, 2023, are incorporated by reference into Part III of this report.

Peoples Financial Corporation

Form 10-K

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

BACKGROUND AND CURRENT OPERATIONS

General

Peoples Financial Corporation (the "Company") is a corporation that was organized as a one bank holding company in 1985. The Company is headquartered in Biloxi, Mississippi. At December 31, 2022, the Company operated in the state of Mississippi through its wholly owned subsidiary, The Peoples Bank, Biloxi, Mississippi (the “Bank”). The Company is engaged, through this subsidiary, in the banking business. The Bank is the Company's principal asset and primary source of revenue.

The main office, operations center and asset management and trust services of the Bank are located in downtown Biloxi, MS. At December 31, 2022, the Bank also had 17 branches located throughout Harrison, Hancock, Jackson and Stone Counties. The Bank has automated teller machines ("ATM") at its main office, all branch locations and at one non-proprietary location.

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

The Bank's Asset Management and Trust Services Department (“Trust Department”) offers personal trust, agencies and estate services, including living and testamentary trusts, executorships, guardianships, and conservatorships. Benefit accounts maintained by the Trust Department primarily include self-directed individual retirement accounts. Escrow management, stock transfer and bond paying agency accounts are available to corporate customers. On March 17, 2022, the bank subsidiary signed a definitive agreement with Trustmark National Bank (“Trustmark”) to acquire substantially all of the Trustmark’s corporate trust business. This book of business was added to the bank subsidiary’s existing corporate trust portfolio in its Asset Management and Trust Services Department. The purchase was closed on August 15, 2022.

The Bank also offers a variety of other services including safe deposit box rental, wire transfer services, night drop facilities, collection services, cash management and internet banking. The Bank has 23 ATMs at its branch locations and another other off-site, proprietary location, providing bank customers access to their depository accounts. The Bank is a member of the PULSE network.

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

Employees

At December 31, 2022, the Bank employed 135 total employees, with 132 full-time employees and 3 part-time employees. The Company has no employees who are not employees of the Bank. Through the Bank, employees receive salaries and benefits, which include 401(k) and ESOP plans, a cafeteria plan, life, health and disability insurance. The Company considers its relationship with its employees to be good.

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

Insurance of Deposit Accounts

The FDIC insures deposits at federally insured depository institutions like the Bank. Deposit accounts in the Bank are insured by the FDIC’s Deposit Insurance Fund (the “DIF”) generally up to a maximum of $250,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. The FDIC charges banks deposit insurance assessments to maintain the Deposit Insurance Fund. Under the FDIC’s risk-based assessment system, banks that are deemed to be less risky pay lower assessments. Assessments for institutions with assets of less than $10 billion of assets, such as the Bank, are based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure of an institution’s failure within three years.

In October 2022, the FDIC adopted a final rule that increased the initial base deposit insurance assessment rate schedules uniformly by 2 basis points beginning with the first quarterly assessment period of 2023. The FDIC increased the insurance assessment rates in response to the 2020 decline in the DIF reserve ratio below the statutory minimum of 1.35% established by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), and the increased assessment is expected to improve the likelihood that the reserve ratio would be restored to 1.35% by September 30, 2028 prescribed under the FDIC’s restoration plan. The FDIC’s assessment rates effective January 1, 2023 (which are subject to change) range for most insured depository institutions is 3 basis points to 30 basis points of total assets less tangible equity. The FDIC has the authority to increase insurance assessments and to impose special assessments. Any significant increases or special assessments could have an adverse effect on the results of operations of the Bank. We cannot predict what the FDIC’s deposit insurance assessment rates will be in the future. The FDIC is set to increase the assessment rate to 2 percent for 2023.

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

Regulatory Capital Requirements

The Bank is required to comply with applicable capital adequacy requirements adopted by the FDIC and the other federal bank regulatory agencies (the “Federal Capital Rules”). The Federal Capital Rules apply to all depository institutions as well as to all top-tier bank holding companies that are not subject to the Federal Reserve’s Small Bank Holding Company Policy Statement, which the Company is not. The capital requirements are quantitative measures established by regulation that require the Bank to maintain minimum amounts and ratios of capital. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by bank regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.

The Federal Capital Rules requires the maintenance of “common equity Tier 1” capital, Tier 1 capital and Total capital to risk-weighted assets of at least 4.5%, 6% and 8%, respectively. The Federal Capital Rules also establish a minimum leverage ratio of at least 4% Tier 1 capital to average consolidated assets. In addition to the above minimum requirements, the Federal Capital Rules limit capital distributions and certain discretionary bonus payments if a banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement effectively increases the minimum required risk-based capital ratios to 7% for common equity Tier 1 capital, 8.5% for Tier 1 capital and 10.5% for Total capital.

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

As of December 31, 2022, the Bank was in compliance with all regulatory capital requirements and qualified as “well-capitalized” under the prompt corrective action regulations.

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

The federal banking regulators jointly issued a final rule, effective January 1, 2020, which provided that a community banking organization with less than $10 billion in assets may elect to use the CBLR capital framework so long as the bank has a Tier 1 leverage ratio of greater than 9% and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying banking organization that elects to use the CBLR will be deemed to satisfy the generally applicable leverage and risk-based regulatory capital requirements, will be considered to have met the well-capitalized ratio requirements under the prompt corrective action regulations, and will not be required to report or calculate risk-based capital. As of December 31, 2022, the Bank qualified to use the CBLR; however, it has elected not to opt into the CBLR framework.

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

Cybersecurity
The federal bank regulatory agencies have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of a banking organization’s board of directors. This guidance, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial products and services. The federal bank regulatory agencies expect financial institutions to establish appropriate security controls and to ensure that their risk management processes address the risk posed by compromised customer credentials, and also expect financial institutions to maintain sufficient business continuity planning processes to ensure rapid recovery, resumption, and maintenance of the institution’s operations after a cyberattack. If we fail to meet the expectations set forth in such regulatory guidance, we could be subject to various regulatory sanctions, including financial penalties.

In November 2021, the federal bank regulatory agencies issued a final rule to improve the sharing of information about cyber incidents that may affect the U.S. banking system. The rule, which became effective on May 1, 2022, requires a banking organization to notify its primary federal regulator within 36 hours of determining that a “computer-security incident” has materially affected or is reasonably likely to materially affect the viability of the banking organization’s operations, its ability to deliver banking products and services, or the stability of the financial sector. In addition, the rule requires a bank service provider to notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer security incident that has materially affected or is reasonably likely to materially affect banking organization customers for four or more hours.

Bank Secrecy Act / Anti-Money Laundering Laws

The Bank is subject to the Bank Secrecy Act and other anti-money laundering laws and regulations, including the USA PATRIOT Act of 2001 and the Anti-Money Laundering Act of 2020. These laws and regulations require each financial institution to implement policies, procedures, and controls to detect, prevent, and report money laundering and terrorist financing and to verify the identity of their customers. Violations of these requirements can result in substantial civil and criminal sanctions. In addition, federal banking regulators are required, when reviewing bank holding company acquisition and bank merger applications, to take into account the effectiveness of the anti-money laundering activities of the applicants.

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

Regulatory Capital Requirements

The Federal Capital Rules apply to all depository institutions as well as to bank holding companies with consolidated assets of $3 billion or more. The Federal Capital Rules generally do not apply on a consolidated basis to a bank holding company that is a small bank holding company, which is a holding company with total consolidated assets of less than $3 billion, unless it: (1) is engaged in significant nonbanking activities either directly or through a nonbank subsidiary; (2) conducts significant off-balance sheet activities (including securitization and asset management or administration) either directly or through a nonbank subsidiary; or (3) has a material amount of debt or equity securities outstanding (other than trust preferred securities) that are registered with the SEC. Since the Company’s common stock is registered with the SEC, it is not a small bank holding company, and the Federal Capital Rules apply to the Company. The Federal Reserve may apply the regulatory capital standards at its discretion to any bank holding company, regardless of asset size, if such action is warranted for supervisory purposes.

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

Distribution of Assets, Liabilities and Shareholders' Equity and Interest Rates and Differentials

Net Interest Income, the difference between Interest Income and Interest Expense, is the most significant component of the Company's earnings. For interest analytical purposes, Management adjusts Net Interest Income to a "taxable equivalent" basis using a Federal Income Tax rate of 21% in 2022, 2021 and 2020 on tax-exempt items (primarily interest on municipal securities).

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

The allocation of the allowance for loan losses by loan category is based on the factors mentioned in the preceding paragraphs. Accordingly, since all of these factors are subject to change, the allocation is not necessarily indicative of the breakdown of future losses. In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-03, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the current incurred loss impairment methodology with a methodology that reflects all current expected credit losses (“CECL”) and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates. ASU 2016-13 was originally to become effective for the Company for interim and annual periods beginning after December 15, 2019. In November 2019, the FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842): Effective Dates. ASU 2019-10 amends the effective date for certain entities, including the Company, for ASU 2016-13, which is now effective for the Company in fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company expects the adoption of this ASU not to have a significant impact to the Company’s financial statements. The adjustment is expected to increase the allowance for loan losses by less than 2%. For additional details regarding the pending adoption of this accounting pronouncement, see Note A – Business and Summary of Significant Accounting Policies included in Part II. Item 8. – Financial Statements and Supplementary Data of this report.

Further information concerning the provision for loan losses and the allowance for loan losses is presented in "Management's Discussion and Analysis" in Item 7 of this Annual Report on Form 10-K and in “Note A - Business and Summary of Significant Accounting Policies” to the 2022 Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Return on Equity and Assets

The Company’s results and key ratios for 2018 – 2022 are summarized in the "Selected Financial Data" in Item 6 and "Management's Discussion and Analysis" in Item 7 of this Annual Report on Form 10-K.

Dividends

The Company paid a cash dividend of $0.19, $.16 and $.02 per share for the years ended December 31, 2022, 2021 and 2020, respectively.

Distribution of Average Assets, Liabilities and Shareholders’ Equity (1) (In thousands)

For the Years Ended December 31,	2022	2021	2020

ASSETS:

Cash and due from banks	$27,367	$28,763	$26,975

Available for sale securities:
Taxable securities	392,645	285,479	193,627
Non-taxable securities	4,740	5,802	6,426
Other securities	2,155	2,151	2,153

Held to maturity securities:
Taxable securities	105,047	66,216	42,648
Non-taxable securities	37,557	32,616	15,985

Other investments	350	350	350

Net loans (2)	232,430	259,071	276,865

Balances due from depository institutions	49,191	64,415	56,103

Other assets	42,947	43,662	47,052

TOTAL ASSETS	$894,429	$788,525	$668,184

LIABILITIES AND SHAREHOLDERS' EQUITY:

Non-interest bearing deposits	$197,789	$192,071	$151,729
Interest bearing deposits	611,227	480,549	397,071
Total deposits	809,016	672,620	548,800

Other liabilities	21,359	23,208	22,545

Total liabilities	830,375	695,828	571,345

Shareholders' equity	64,054	92,697	96,839

TOTAL LIABILITIES AND SHARE- HOLDERS' EQUITY	$894,429	$788,525	$668,184

(1) All averages are computed on a daily basis.

(2) Gross loans and discounts, net of unearned income and allowance for loan losses.

Average (1) Amount Outstanding for Major Categories of Interest Earning Assets

And Interest Bearing Liabilities (In thousands)

For the Years Ended December 31,	2022	2021	2020

INTEREST EARNING ASSETS:

Loans (2)	$235,801	$263,545	$281,225

Balances due from depository institutions	49,191	64,415	56,103

Available for sale securities:
Taxable securities	392,645	285,479	193,627
Non-taxable securities	4,740	5,802	6,426
Other securities	2,155	2,151	2,153

Held to maturity securities:
Taxable securities	105,047	66,216	42,468
Non-taxable securities	37,557	32,616	15,985

TOTAL INTEREST EARNING ASSETS	$827,136	$720,224	$597,987

INTEREST BEARING LIABILITIES:

Savings and negotiable interest bearing deposits	$527,273	$407,150	$324,289

Time deposits	78,392	73,399	72,782

Borrowings from FHLB	3,669	1,219	1,660

TOTAL INTEREST BEARING LIABILITIES	$609,334	$481,768	$398,731

(1) All averages are computed on a daily basis.

(2) Net of unearned income. Includes nonaccrual loans

Interest Earned or Paid on Major Categories of Interest Earning Assets

And Interest Bearing Liabilities (In thousands)

For the Years Ended December 31,	2022	2021	2020

INTEREST EARNED ON:

Loans	$11,135	$12,592	$13,076

Balances due from depository institutions	408	95	227

Available for sale securities:
Taxable securities	8,482	5,004	4,140
Non-taxable securities	145	178	240
Other securities	27	8	27

Held to maturity securities:
Taxable securities	2,713	1,702	1,235
Non-taxable securities	1,050	952	525

TOTAL INTEREST EARNED (1)	$23,960	$20,531	$19,470

INTEREST PAID ON:

Savings and negotiable interest bearing deposits	$1,636	$525	$833

Time deposits	349	281	716

Other borrowed funds	173	24	32

TOTAL INTEREST PAID	$2,158	$830	$1,581

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 21% for 2022, 2021 and 2020. See disclosure of non-GAAP financial measures on pages 32 and 33.

Average Interest Rate Earned or Paid for Major Categories of

Interest Earning Assets And Interest Bearing Liabilities

For the Years Ended December 31,	2022	2021	2020

AVERAGE RATE EARNED ON:

Loans	4.72%	4.78%	4.65%

Balances due from depository institutions	.83%	.15%	.40%

Available for sale securities:
Taxable securities	2.16%	1.75%	2.14%
Non-taxable securities	3.07%	3.07%	3.74%
Other securities	1.25%	.37%	1.25%

Held to maturity securities:
Taxable securities	2.58%	2.57%	2.90%
Non-taxable securities	2.79%	2.92%	3.28%

TOTAL (weighted average rate)(1)	2.90%	2.85%	3.25%

AVERAGE RATE PAID ON:

Savings and negotiable interest bearing deposits	.31%	.13%	.26%

Time deposits	.45%	.37%	.98%

Other borrowed funds	4.72%	1.97%	1.93%

TOTAL (weighted average rate)	.35%	.17%	.40%

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 21% for 2022, 2021 and 2020. See disclosure of non-GAAP financial measures on pages 32 and 33.

Net Interest Earnings and Net Yield on Interest Earning Assets

(In thousands, except percentages)

For the Years Ended December 31,	2022	2021	2020

Total interest income (1)	$23,960	$20,531	$19,470

Total interest expense	2,158	830	1,581

Net interest earnings	$21,802	$19,701	$17,889

Net yield on interest earning assets	2.64%	2.74%	2.99%

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 21% for 2022, 2021 and 2020. See disclosure of non-GAAP financial measures on pages 32 and 33.

Analysis of Changes in Interest Income and Interest Expense

(In thousands)

			Increase
For the Years Ended December 31,	2022	2021	(Decrease)	Volume	Rate	Rate/Volume

INTEREST EARNED ON:

Loans (1)	$11,135	$12,592	$(1,457)	$(1,326)	$(147)	$16

Balances due from depository institutions	408	95	313	(22)	439	(104)

Available for sale securities:
Taxable securities	8,482	5,004	3,478	1,878	1,163	437
Non-taxable securities	145	178	(33)	(33)
Other securities	27	8	19		19

Held to maturity securities:
Taxable securities	2,713	1,702	1,011	998	8	5
Non-taxable securities	1,050	952	98	144	(41)	(5)

TOTAL INTEREST EARNED (2)	$23,960	$20,531	$3,429	$1,639	$1,441	$349

INTEREST PAID ON:

Savings and negotiable interest bearing deposits	$1,636	$525	$1,111	$155	$738	$218

Time deposits	349	281	68	19	46	3

Other borrowed funds	173	24	149	48	33	68

TOTAL INTEREST PAID	$2,158	$830	$1,328	$222	$817	$289

(1) Loan fees of $659 and $1,444 for 2022 and 2021, respectively, are included in these figures. Of the loan fees recognized in 2022 and 2021, $125 and $958, respectively, were related to PPP loans.

(2) All interest earned is reported on a taxable equivalent basis using a tax rate of 21% for 2022 and 2021. See disclosure of non-GAAP financial measures on pages 32 and 33.

Analysis of Changes in Interest Income and Interest Expense

(In thousands)

			Increase
For the Years Ended December 31,	2021	2020	(Decrease)	Volume	Rate	Rate/Volume

INTEREST EARNED ON:

Loans (1)	$12,592	$13,076	$(484)	$722	$(1,385)	$(73)

Balances due from depository institutions	95	227	(132)	914	(284)	(749)

Available for sale securities:
Taxable securities	5,004	4,140	864	(293)	(378)	23
Non-taxable securities	178	240	(62)	(119)	(88)	25
Other securities	8	27	(19)	2	(45)	(1)

Held to maturity securities:
Taxable securities	1,702	1,235	467	140	(41)	(5)
Non-taxable securities	952	525	427	(16)	(10)

TOTAL INTEREST EARNED (2)	$20,531	$19,470	$1,061	$1,350	$(2,231)	$(780)

INTEREST PAID ON:

Savings and negotiable interest bearing deposits	$525	$833	$(308)	$189	$(914)	$(104)

Time deposits	281	716	(435)	(226)	(474)	80

Federal funds purchased

Other borrowed funds	24	32	(8)	(208)	(51)	43

TOTAL INTEREST PAID	$830	$1,581	$(751)	$(245)	$(1,439)	$19

(1) Loan fees of $1,444 and $814 for 2021 and 2020, respectively, are included in these figures. Of the loan fees recognized in 2021 and 2020, $958 and $448 were related to PPP loans.

(2) All interest earned is reported on a taxable equivalent basis using a tax rate of 21% for 2021 and 2020. See disclosure of non-GAAP financial measures on pages 32 and 33.

Maturity of Securities Portfolio at December 31, 2022

And Weighted Average Yields of Such Securities

(In thousands, except percentage data)

	Maturity
	Within one year		After one year but within five years		After five years but within ten years			After ten years
December 31, 2022	Amount	Yield	Amount	Yield	Amount		Yield	Amount		Yield

Available for sale securities:

U.S. Treasuries, Mortgage-backed securities and Collateralized Mortgage Obligations	$38,918	3.73%	$67,364	3.78%		$162,484	2.80%		$3,419	1.57%

States and political subdivisions	456	5.54%	140	4.48%		29,589	1.67%		47,798	2.26%

Total	$39,374	3.75%	$67,504	2.40%		$192,073	2.54%		$51,217	2.07%

Held to maturity securities:
U.S. Treasuries, Mortgage-backed securities and Collateralized Mortgage Obligations	$58,304	3.58%	$34,940	2.78%	$			$

States and political subdivisions	7,698	2.87%	13,834	2.97%		41,688	2.40%		38,754	2.67%

Total	$66,002	3.50%	$48,774	2.82%		$41,688	2.40%		$38,754	2.67%

Note: The weighted average yields are calculated on the basis of cost. Average yields on investments in states and political subdivisions are based on their contractual yield. Available for sale securities are stated at fair value and held to maturity securities are stated at amortized cost.

Maturities and Sensitivity to Changes in

Interest Rates of the Loan Portfolio as of December 31, 2022

(In thousands)

	Maturity
December 31, 2022	One year or less	Over one year through 5 years	Over 5 years through 15 years		Over 15 years		Total

Gaming	$222	$9,743	$		$		$9,965

Hotel/motel	3,737	11,220		18,301		2,479	35,737

Real estate, construction	9,278	12,808		4,999		3,061	30,146

Real estate, mortgage	836	45,211		92,414		5,582	144,043

Commercial and industrial	1,479	4,850		4,168			10,497

All other loans	2,211	4,994		285			7,490

Total	$17,763	$88,826		$120,167		$11,122	$237,878

Loans with pre-determined interest rates	$16,575	$72,808		$107,517		$4,232	$201,132

Loans with floating interest rates	1,188	16,018		12,650		6,890	36,746

Total	$17,763	$88,826		$120,167		$11,122	$237,878

Credit Quality Indicators

(In thousands except ratios)

			Real Estate,	Real Estate,	Commercial
	Gaming	Hotel/Motel	Construction	Mortgage	and Industrial	Other	Total

December 31, 2022:
Allowance for loan losses	$119	$437	$392	$2,026	$142	$222	$3,338
Nonaccrual loans				1,434		7	1,441
Total loans	9,965	35,737	30,146	144,043	10,497	7,490	237,878
Average loans	8,933	43,251	28,669	136,198	13,190	8,281	238,520
Net charge-offs (recoveries)
Allowance for loan losses to total loans ratio	1.19%	1.22%	1.30%	1.41%	1.35%	2.96%	1.40%
Nonaccrual Loans to total loans ratio				0.60%		0.01%	0.61%
Allowance for loan losses to nonaccrual loans ratio				141.28%		3171.43%	231.64%
Net charge-offs (recoveries) to average loans ratio				0.04%	0.11%	(4.40)%	(.02)%

December 31, 2021:
Allowance for loan losses	$102	$691	$139	$2,049	$252	$78	$3,311
Nonaccrual loans			138	563			701
Total loans	7,900	50,765	27,191	128,352	15,882	9,072	239,162
Average loans	13,333	48,132	26,900	136,314	26,656	7,458	258,793
Net charge-offs (recoveries)			(16)	(4,597)	(102)	167	(4,548)
Allowance for loan losses to total loans ratio	1.29%	1.36%	0.51%	1.60%	1.59%	0.86%	1.38%
Nonaccrual loans to total loans ratio			0.51%	0.44%			0.29%
Allowance for loan losses to nonaccrual Loans ratio			101.72%	363.94%			472.33%
Net charge-offs (recoveries) to average loans ratio			(.06)%	(3.37)%			(1.76)%

Allocation of the Allowance for Loan Losses

(In thousands except percentage data)

	2022		2021
		% of		% of
		Loans to		Loans to
		Total		Total
December 31,	Amount	Loans	Amount	Loans

Gaming	$119	4%	$102	3%

Hotel/Motel	437	15%	691	21%

Real estate, construction	392	13%	139	11%

Real estate, mortgage	2,026	61%	2,049	54%

Commercial and industrial (1)	142	4%	252	7%

Other	222	3%	78	4%

Total	$3,338	100%	$3,311	100%

(1)	At December 31, 2022 and 2021, the commercial and industrial portfolio included $0 and $2,825, respectively in PPP loans.

Summary of Average Deposits and Their Yields

(In thousands, except percentage data)

	2022		2021		2020
Years Ended December 31,	Amount	Rate	Amount	Rate	Amount	Rate

Non-interest bearing demand deposits	$197,789	N/A	$192,071	N/A	$151,729	N/A

Interest bearing demand deposits	424,077	.38%	318,212	.15%	255,700	.31%

Savings deposits	103,390	.04%	88,938	.05%	68,589	.06%

Time deposits	78,392	.45%	73,399	.37%	72,782	.98%

Total (1)	$803,648	.35%	$672,620	.61%	$548,800	1.05%
(1) All deposits are domestic.

Total uninsured deposits were (in thousands):

December 31,	2022	2021

Uninsured deposits (1)	$410,927	$369,678

(1) Total for December 31, 2022 is actual. Total for December 31, 2021 is estimated based on 2022 percentage of uninsured deposits to total deposits.

Certificates of deposit in amounts of $250,000 or more by the amount of time remaining until maturity as of December 31, 2022, are as follows (in thousands):

Remaining maturity:

3 months or less	$567
Over 3 months through 6 months	3,974
Over 6 months through 12 months	2,688
Over 12 months	1,544

Total	$8,773

Capital Resources

Information about the Company’s capital resources is included in “Note J – Shareholders’ Equity” to the 2022 Consolidated Financial Statements in this Annual Report on Form 10-K.

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

ITEM 3 - LEGAL PROCEEDINGS

Information relating to legal proceedings is included in Note M – Contingencies to the 2022 Consolidated Financial Statements which is in Item 8 in this Annual Report on Form 10-K, which is incorporated herein by reference.

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

At March 08, 2023, there were 381 holders of the common stock of the Company, which does not reflect persons or entities that hold the common stock in nominee or “street” name through various brokerage firms or other nominee accounts. At March 08, 2023, there were 4,678,186 shares of common stock issued and outstanding.

Share Repurchases

The Company did not have any repurchases that were made within the fourth quarter of 2022.

The Company’s common stock is traded under the symbol PFBX on the OTCQX Best Market (“OTCQX”).

Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

ITEM 6 – [RESERVED]

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Peoples Financial Corporation (the “Company”) is a one-bank holding company headquartered in Biloxi, Mississippi. The following presents Management’s discussion and analysis of the consolidated financial condition and results of operations of the Company and its consolidated subsidiaries for the years ended December 31, 2022, 2021 and 2020. These comments highlight the significant events for these years and should be considered in combination with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in this annual report.

FORWARD-LOOKING INFORMATION

Congress passed the Private Securities Litigation Act of 1995 in an effort to encourage corporations to provide information about a company’s anticipated future financial performance. This act provides a safe harbor for such disclosure which protects the companies from unwarranted litigation if actual results are different from management expectations. This report contains forward-looking statements and reflects industry conditions, company performance and financial results. These forward-looking statements are subject to a number of factors and uncertainties which could cause the Company’s actual results and experience to differ from the anticipated results and expectations expressed in such forward-looking statements. Such factors and uncertainties include, but are not limited to: the effects of changes in interest rates and market prices, changes in local economic and business conditions, increased competition for deposits and loans, a deviation in actual experience from the underlying assumptions used to determine and establish the allowance for loan losses, changes in the availability of funds resulting from reduced liquidity, changes in statutes, government regulations or regulatory policies and practices in general and specifically acts of terrorism, weather or other events beyond the Company’s control.

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) issued new accounting standards updates in 2022, which are disclosed in Note A to the Consolidated Financial Statements. The Company does not expect that the update discussed in the Notes will have a material impact on its financial position, results of operations or cash flows. Further disclosure relating to this and other updates is included in Note A.

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

GAAP Reconciliation and Explanation

This report contains non-GAAP financial measures determined by methods other than in accordance with GAAP. Such non-GAAP financial measures include taxable equivalent interest income and taxable equivalent net interest income. Management uses these non-GAAP financial measures because it believes they are useful for evaluating our operations and performance over periods of time, as well as in managing and evaluating our business and in discussions about our operations and performance. Management believes these non-GAAP financial measures provide users of our financial information with a meaningful measure for assessing our financial results, as well as comparison to financial results for prior periods. These non-GAAP financial measures should not be considered as a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled financial measures used by other companies. A reconciliation of these operating performance measures to GAAP performance measures for the years ended December 31, 2022, 2021 and 2020 is included below.

RECONCILIATION OF NON-GAAP PERFORMANCE MEASURES

(in thousands)

Years Ended December 31,	2022	2021	2020

Interest income reconciliation:
Interest income - taxable equivalent	$23,960	$20,531	$19,470
Taxable equivalent adjustment	(252)	(239)	(162)

Interest income (GAAP)	$23,708	$20,292	$19,308

Net interest income reconciliation:
Net interest income - taxable equivalent	$21,802	$19,701	$17,889
Taxable equivalent adjustment	(252)	(239)	(162)

Net interest income (GAAP)	$21,550	$19,462	$17,727

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

The World Health Organization declared the coronavirus COVID-19 (“COVID-19”) a pandemic in March 2020. Although many businesses have been able to remain in operation, they continue to have staffing challenges and supply chain disruptions. The Company has had no significant impact on income or loan repayments due to the pandemic. Concerns about inflation and its potential impact on the economy and individual households are among the issues being considered by the Federal Reserve. Raising the Federal funds rate has been a strategy pursued in 2022 to address this issue. The Federal Reserve has raised interest rates a total of 425 basis points during 2022 in an effort to promote maximum employment, keep prices stable and have moderate long-term interest rates.

Assisting our customers during the pandemic was a priority. The Company granted modifications by extending payments 90 days or allowing interest only payments to certain customers as a result of the economic challenges of business closures and unemployment resulting from COVID-19. We also actively participated in the Paycheck Protection Program (“PPP”), a specific stimulus resource designed to provide assistance to small businesses. The Company recorded loan fees associated with the PPP loan program in the amount of approximately $125,000 in 2022 and $958,000 in 2021.

The Company reported net income of $8,941,000 for 2022 compared with net income of $8,911,000 for 2021 compared with a net loss of $2,558,000 for 2020, respectively. Results in 2022 included an increase in net interest income an increase in the allowance for loans losses which were partially offset by an increase in non-interest income, a decrease in non-interest expense, and the recording of a large tax benefit as compared with 2021. Results in 2021 included a large reduction in the allowance for loan losses which was partially offset by a decrease in non-interest income and an increase in non-interest expense as compared with 2020.

Managing the net interest margin is a key component of the Company’s earnings strategy. The Federal Reserve increased rates by 75 basis points in September and November of 2022 and increased rates by another 50 basis point in December 2022 in an attempt to slow inflation. The Company adopted new investment strategies in 2022 and 2021 to improve yields on its securities while not compromising duration or credit risk. As a result, total interest income increased $3,416,000 in 2022 as compared with 2021. The increase in rates increased total interest expense $1,328,000 in 2022 as compared with 2021. In March 2020, the Federal Reserve reduced rates by 150 basis points in two emergency moves to respond to the unprecedented economic disruptions of the COVID-19 pandemic. As a result, total interest income increased $984,000 in 2021 as compared with 2020. The reduction in rates decreased total interest expense $751,000 in 2021 as compared with 2020.

Monitoring asset quality, estimating potential losses in our loan portfolio and addressing non-performing loans continue to be a major focus of the Company. An increase in the allowance for loan losses of $80,000 was recorded in 2022 as compared to a reduction in the allowance for loan losses of $5,663,000 in 2021. The reduction during 2021 was the result of a large recovery of previously charged-off principal. The Company is working diligently to address and reduce its non-performing assets. The Company’s nonaccrual loans totaled $1,441,000 and $701,000 at December 31, 2022 and 2021, respectively. Most of these loans are collateral-dependent, and the Company has rigorously evaluated the value of its collateral to determine potential losses.

Non-interest income increased $425,000 in 2022 as compared with 2021 results and decreased $781,000 in 2021 as compared with 2020 results. The increase in 2022 was primarily the result of an increase in other income and an increase in trust income related to the recent acquisition. The decrease in 2021 was primarily the result of the prior year including several non-recurring gains. Results for 2020 included non-recurring gains on sales and calls of securities of $539,000, a gain from the redemption of death benefits on bank owned life insurance of $224,000 and a gain from the sale of banking house of $318,000.

Non-interest expense decreased $767,000 in 2022 as compared with 2021 and increased $1,088,000 for 2021 as compared with 2020. The decrease in 2022 was primarily due to a partial recovery in other expense related to a settlement of a lawsuit in 2021. The increase in other expense in 2021 was primarily due to the settlement of a lawsuit for $1,125,000 and other legal and consulting costs associated with the contested 2021 annual shareholders’ meeting.

Total assets at December 31, 2022 increased $42,689,000 as compared with December 31, 2021. Total deposits increased $80,942,000 primarily as governmental entities’ balances increased due to tax collections. This increase in deposits, as well as the decrease in cash and due from banks of $17,155,000, loans of $1,284,000 and available for sale securities of $26,635,000 funded an increase held to maturity investments of $85,009,000.

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

2022 as compared with 2021

The Company’s average interest-earning assets increased approximately $106,912,000, or 15%, from approximately $720,224,000 for 2021 to approximately $827,136,000 for 2022. Average taxable held to maturity securities increased approximately $33,831,000, average nontaxable held to maturity securities increased approximately $4,941,000 and average taxable available for sale securities increased approximately $107,166,000 as investment purchases exceeded maturities, sales and calls of these securities. Average loans decreased approximately $27,744,000 as principal payments, paydowns, maturities, and charge-offs on existing loans exceeded new loans. Funds available from the decrease in average loans and the increase in average deposits were used to increase the investment in securities. The average yield on interest-earning assets was 2.90% for 2022 compared with 2.85% for 2021. The yield on average investment securities increased as a result of the increase in prime rate during 2022 as discussed in the Overview. Average interest-bearing liabilities increased approximately $127,566,000, or 26%, from approximately $481,768,000 for 2021 to approximately $609,334,000 for 2022. Average savings and interest-bearing DDA balances increased approximately $120,123,000 primarily as several large public fund customers maintained higher balances with the bank subsidiary and some of the PPP loan proceeds were deposited and maintained in customers’ accounts. The average rate paid on interest-bearing liabilities increased from 0.17% for 2021 to 0.35% for 2022. This increase was the result of increased rates in 2022.

The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 2.74% for 2021 as compared with 2.64% for 2022.

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

The tables below analyze the changes in tax-equivalent net interest income for the years ended December 31, 2022, 2021 and 2020.

ANALYSIS OF AVERAGE BALANCES, INTEREST EARNED/PAID AND YIELD

(in thousands)

	2022			2021			2020
	Average	Interest		Average	Interest		Average	Interest
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Loans (1)(2)	$235,801	$11,135	4.72%	$263,545	$12,592	4.78%	$281,225	$13,076	4.65%

Balances due from depository institutions	49,191	408	0.83%	64,415	95	0.15%	56,103	227	0.40%

Held to maturity:
Taxable	105,047	2,713	2.58%	66,216	1,702	2.57%	42,649	1,235	2.90%
Non taxable (3)	37,557	1,050	2.79%	32,616	952	2.92%	15,985	525	3.28%

Available for sale:
Taxable	392,645	8,482	2.16%	285,479	5,004	1.75%	193,626	4,140	2.14%
Non taxable (3)	4,740	145	3.07%	5,802	178	3.07%	6,425	240	3.74%

Other	2,155	27	1.25%	2,151	8	0.37%	2,153	27	1.25%

Total	$827,136	$23,960	2.90%	$720,224	$20,531	2.85%	$598,166	$19,470	3.25%
Savings and interest- bearing DDA	$527,273	$1,636	0.31%	$407,150	$525	0.13%	$324,289	$833	0.26%

Time deposits	78,392	349	0.45%	73,399	281	0.37%	72,782	716	0.98%

Borrowings from FHLB	3,669	173	4.72%	1,219	24	1.97%	1,660	32	1.93%

Total	$609,334	$2,158	0.35%	$481,768	$830	0.17%	$398,731	$1,581	0.40%
Net tax-equivalent spread			2.55%			2.68%			2.85%
Net tax-equivalent margin on earning assets			2.64%			2.74%			2.99%

(1) Loan fees of $659, $1,444 and $814 for 2022, 2021 and 2020, respectively, are included in these figures. Of the loan fees recognized in 2022, 2021 and 2020, $125, $958 and $448, respectively, were related to PPP loans.

(2) Includes nonaccrual loans.

(3) All interest earned is reported on a taxable equivalent basis using a tax rate of 21% in 2022, 2021 and 2020. See disclosure of Non-GAAP financial measures on pages 32 and 33.

ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSE

(in thousands)

	For the Year Ended
	December 31, 2022 Compared With December 31, 2021
	Volume	Rate	Rate/Volume	Total
Interest earned on:
Loans	$(1,326)	$(147)	$15	$(1,458)

Balances due from depository institutions	(22)	439	(104)	313

Held to maturity securities:
Taxable	998	8	5	1,011
Non taxable	144	(41)	(6)	97

Available for sale securities:
Taxable	1,878	1,163	437	3,478
Non taxable	(33)			(33)
Other		19		19

Total	$1,639	$1,441	$347	$3,427

Interest paid on:
Savings and interest-bearing DDA	$155	$738	$218	$1,111

Time deposits	19	46	3	68

Borrowings from FHLB	48	33	67	148

Total	$222	$817	$288	$1,327

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

The Company’s analysis includes evaluating the current value of collateral securing all nonaccrual loans. Nonaccrual loans totaled $1,441,000 and $701,000 with specific reserves on these loans of $124,000 and $20,000 as of December 31, 2022 and 2021, respectively. The specific reserves allocated to nonaccrual loans are relatively low as collateral values appear sufficient to cover loan losses or the loan balances have been charged down to their realizable value.

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

In addition to the factors considered when assessing risk in the loan portfolio which are identified in the Note A, the Company included the potential negative impact of COVID-19 on its loan portfolio, particularly the gaming and hotel/motel concentrations, in performing the risk assessment as of December 31, 2021. As of December 31, 2021, a general reserve of approximately $287,000 was allocated to non-classified loans as a result of COVID-19. As of December 31, 2021, no specific reserves were allocated to classified loans as a result of COVID-19, as customers in potentially vulnerable industries have resources through business interruption insurance, proceeds from PPP or other loan programs and/or have been able to begin to return to normal operations. As of December 31, 2022 the Company has not experienced difficulty in repayment of loans due to COVID-19, therefore the factor for the potential negative impact of COVID-19 was removed.

The Company’s on-going, systematic evaluation resulted in the Company recording a provision of $80,000 for the allowance for loan losses in 2022 and recording a total provision for (reduction of) the allowance for loan losses of $(5,663,000) and $6,002,000 in 2021 and 2020, respectively. As a result of recoveries of $4,838,000 during 2021, the Company recorded a reduction in the allowance for loan losses. The provision for the allowance for loan losses in 2020 was the direct result of a charge-off of $5,429,000 of one credit that was on nonaccrual and in bankruptcy. This loss is the result of specific events impacting this specific customer and was not related to COVID-19. The allowance for loan losses as a percentage of loans was 1.40%, 1.38% and 1.59% at December 31, 2022, 2021 and 2020, respectively. The Company believes that its allowance for loan losses is appropriate as of December 31, 2022.

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

Non-interest Income

2022 as compared with 2021

Total non-interest income increased $425,000 in 2022 as compared with 2021. Trust department income and fees increased $152,000 in 2022 as compared with 2021 as a result of the recent trust acquisition. Other income increased $185,000 in 2022 as compared with 2021. Service charges on deposit accounts increased $33,000 as customer transactions have begun to return to pre-COVID-19 activity.

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

Non-interest Expense

2022 as compared with 2021

Total non-interest expense decreased $767,000 in 2022 as compared with 2021. Salaries and employee benefits increased $727,000 primarily due to merit bonuses and increases in benefits. Net occupancy decreased $163,000 primarily due to decreases in insurance expense in 2022. Other expense decreased $1,322,000 primarily as legal and consulting and other real estate decreased while data processing and ATM expense increased. Legal and consulting costs decreased due to the settlement of a lawsuit for $1,125,000 in 2021 in which a partial recovery was received at the end of 2022 in the amount of $486,000 along with non-recurring expenses in 2021 relating to the contested 2021 annual shareholders’ meeting. Other real estate expenses decreased $7,000 as a result of decreased expense of holding and selling ORE in 2022 as compared to 2021. Data processing costs increased $37,000 due to the implementation of new applications in the current year. ATM expense increased $131,000 as a result of costs associated with debit card processing charges since conversion to a new provider.

2021 as compared with 2020

Total non-interest expense increased $1,088,000 in 2021 as compared with 2020. Salaries and employee benefits increased $247,000 primarily due to merit bonuses. Equipment rentals, depreciation and maintenance decreased $130,000 primarily as IT-related equipment became fully depreciated. Other expense increased $918,000 primarily as data processing, legal and accounting and ATM expense increased while other real estate expense decreased. Data processing costs increased $182,000 due to the implementation of new applications in the current year. Legal and accounting costs increased $1,398,000 due to the settlement of a lawsuit for $1,125,000 and non-recurring legal and consulting costs relating to the contested 2021 annual shareholders’ meeting. ATM expense increased $167,000 as a result of costs associated with debit card processing charges since conversion to a new provider. Other real estate costs decreased $958,000 as a result of decreased write-downs and other expense of holding and selling ORE in 2021 as compared with 2020.

Income Taxes

During 2014, Management established a valuation allowance against its net deferred tax asset of approximately $8,140,000. As of December 31, 2021, and 2020, the valuation allowance was still in place. The 2018 Tax Cuts and Jobs Act began limiting NOL usage to 80% of taxable income, which resulted in the Company recording income tax expense for 2021.

During the fourth quarter of 2022, the Company determined that it was more likely than not that it would realize a certain amount of its deferred tax assets. As of December 31, 2022, the Company no longer has a net operating loss carryforward and its projections of future income indicate that reversal of a portion of the valuation allowance was appropriate. Accordingly, an income tax benefit of $2,446,000 was recorded in the fourth quarter of 2022.

Note I to the Consolidated Financial Statements presents a reconciliation of income taxes for these three years and further analysis of the valuation allowance.

FINANCIAL CONDITION

Cash and due from banks decreased $17,155,000 at December 31, 2022 compared with December 31, 2021 as the Company utilized some of its excess liquidity to fund investment purchases.

Available for sale securities decreased $26,635,000 and held to maturity securities increased $85,009,000, respectively at December 31, 2022 compared with December 31, 2021 as the Company increased its held to maturity investment purchases, which were funded by using funds available from cash and due from banks, decreased loans and the increase in deposits.

Gross loans decreased $1,284,000 at December 31, 2022 compared with December 31, 2021, as principal payments, particularly from PPP loan forgiveness, maturities, and charge-offs on existing loans outpaced new loans.

Total deposits increased $80,942,000 at December 31, 2022, as compared with December 31, 2021. Typically, significant increases or decreases in total deposits and/or significant fluctuations among the different types of deposits from year to year are anticipated by Management as customers in the casino industry and county and municipal entities reallocate their resources periodically.

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

Significant transactions affecting shareholders’ equity during 2022 are described in Note J to the Consolidated Financial Statements. The Statement of Changes in Shareholders’ Equity also presents all activity in the Company’s equity accounts.

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

The Company also uses other sources of funds, including borrowings from the FHLB. The Company generally anticipates relying on deposits, purchases of federal funds and borrowings from the FHLB for its liquidity needs in 2023.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition

(in thousands except share data)

December 31,	2022	2021

Assets
Cash and due from banks	$32,836	$49,991

Available for sale securities	350,168	376,803

Held to maturity securities, fair value of $180,050 - 2022; $111,340 - 2021	195,217	110,208

Other investments	350	350

Federal Home Loan Bank Stock, at cost	2,175	2,153

Loans	237,878	239,162

Less: Allowance for loan losses	3,338	3,311

Loans, net	234,540	235,851

Bank premises and equipment, net of accumulated depreciation	18,499	17,990

Other real estate	259	1,891

Accrued interest receivable	3,274	2,841

Cash surrender value of life insurance	20,768	20,150

Intangible asset	600

Other assets	2,953	722

Total assets	$861,639	$818,950

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition (continued)

(in thousands except share data)

December 31,	2022	2021

Liabilities and Shareholders' Equity
Liabilities:

Deposits:

Demand, non-interest bearing	$198,097	$193,473

Savings and demand, interest bearing	546,565	428,411

Time, $250,000 or more	8,773	43,613

Other time deposits	32,345	39,341

Total deposits	785,780	704,838

Borrowings from Federal Home Loan Bank		889

Employee and director benefit plans liabilities	19,198	19,332

Other liabilities	1,467	2,162

Total liabilities	806,445	727,221

Shareholders' Equity:
Common stock, $1 par value, 15,000,000 shares authorized, 4,678,186 shares issued and outstanding at December 31, 2022 and 2021	4,678	4,678

Surplus	65,780	65,780

Undivided profits	31,154	23,102

Accumulated other comprehensive income (loss)	(46,418)	(1,831)

Total shareholders' equity	55,194	91,729

Total liabilities and shareholders' equity	$861,639	$818,950

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Operations

(in thousands except per share data)

Years Ended December 31,	2022	2021	2020

Interest income:

Interest and fees on loans	$11,135	$12,592	$13,076

Interest and dividends on securities:

U. S. Treasuries	3,173	663	657

U.S. Government agencies		95	199

Mortgage-backed securities	2,586	2,076	2,530

Collateralized mortgage obligations	1,919	860	466

States and political subdivisions	4,460	3,903	2,126

Other investments	27	8	27

Interest on balances due from depository institutions	408	95	227

Total interest income	23,708	20,292	19,308

Interest expense:

Deposits	1,985	806	1,549

Borrowings from Federal Home Loan Bank	173	24	32

Total interest expense	2,158	830	1,581

Net interest income	21,550	19,462	17,727

Provision for (reduction of) allowance for loan losses	80	(5,663)	6,002

Net interest income after provision for (reduction of) allowance for loan losses	$21,470	$25,125	$11,725

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Operations (continued)

(in thousands except per share data)

Years Ended December 31,	2022	2021	2020
Non-interest income:

Trust department income and fees	$2,001	$1,849		$1,695

Service charges on deposit accounts	3,678	3,645		3,448

(Loss) gain on liquidation, sales and calls of securities		(45)		539

Increase in cash surrender value of life insurance	445	435		484

Gain from death benefits from life insurance				224

Gain on sale of buildings				318

Other income	771	586		543

Total non-interest income	6,895	6,470		7,251

Non-interest expense:

Salaries and employee benefits	11,341	10,614		10,367

Net occupancy	1,755	1,918		1,865

Equipment rentals, depreciation and maintenance	2,905	2,914		3,044

Other expense	5,854	7,176		6,258

Total non-interest expense	21,855	22,622		21,534

Income (loss) before income taxes	6,510	8,973		(2,558)

Income tax (benefit) expense	(2,431)	62

Net income (loss)	$8,941	$8,911		$(2,558)

Basic and diluted earnings (loss) per share	$1.91	$1.84	$	( .52)
Dividends declared per share	$.19	$.16		$.02

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

(in thousands)

Years Ended December 31,	2022	2021	2020

Net income (loss)	$8,941	$8,911	$(2,558)

Other comprehensive (loss) income:

Net unrealized (loss) gain on available for sale securities	(45,600)	(7,519)	4,225

Reclassification adjustment for realized losses (gains) on available for sale securities called or sold in current year		45	(539)

Gain (loss) from unfunded post-retirement benefit obligation	1,013	(229)	(359)

Total other comprehensive (loss) income	(44,587)	(7,703)	3,327

Total comprehensive (loss) income	$(35,646)	$1,208	$769

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands except share and per share data)

					Accumulated
	Number of				Other
	Common	Common		Undivided	Comprehensive
	Shares	Stock	Surplus	Profits	Income (Loss)	Total

Balance, January 1, 2021	4,878,557	$4,879	$65,780	$18,140	$5,872	$94,671

Net income				8,911		8,911

Cash dividend ($.16 per share)				(769)		(769)

Other comprehensive loss					(7,703)	(7,703)

Stock repurchase	(200,371)	(201)		(3,180)		(3,381)

Balance, December 31, 2021	4,678,186	4,678	65,780	23,102	(1,831)	91,729

Net income				8,941		8,941

Cash dividend ($.19 per share)				(889)		(889)

Other comprehensive loss					(44,587)	(44,587)

Balance, December 31, 2022	4,678,186	$4,678	$65,780	$31,154	$(46,418)	$55,194

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

Years Ended December 31,	2022	2021	2020

Cash flows from operating activities:
Net income (loss)	$8,941	$8,911	$(2,558)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,664	1,681	1,811
Provision for (reduction of) allowance for loan losses	80	(5,663)	6,002
Write-down of other real estate	155	299	661
(Gain) loss on sales of other real estate	(87)	(284)	103
Amortization of intangible asset	21
(Accretion) amortization of available for sale securities	(12)	412	(29)
Amortization of held to maturity securities	71	442	271
Loss (gain) on liquidation, sales and calls of securities		45	(539)
Gain on sale of bank premises and equipment			(318)
Increase in cash surrender value of life insurance	(445)	(434)	(483)
Gain from death benefits from life insurance			(224)
Change in accrued interest receivable	(433)	(741)	(413)
Change in deferred tax benefit	(2,446)
Change in other assets	215	344	214
Change in employee and director benefit plan liabilities and other liabilities	184	(428)	1,424

Net cash provided by operating activities	$7,908	$4,584	$5,922

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(in thousands)

Years Ended December 31,	2022	2021	2020
Cash flows from investing activities:
Proceeds from maturities, liquidation, sales and calls of available for sale securities	$89,879	$54,627	$183,726
Purchases of available for sale securities	(108,832)	(259,231)	(163,291)
Proceeds from maturities of held to maturity securities	23,751	4,937	9,365
Purchases of held to maturity securities	(108,831)	(39,899)	(33,093)
Purchase of Federal Home Loan Bank Stock	(22)	(4)	(20)
Proceeds from sales of other real estate	1,564	1,583	3,890
Proceeds from insurance on other real estate			77
Purchase of trust department book of business	(621)
Loans, net change	1,231	43,793	(16,008)
Acquisition of bank premises and equipment	(2,173)	(1,944)	(441)
Proceeds from sale of bank premises and equipment			547
Investment in cash surrender value of life insurance	(173)	(107)	(69)
Proceeds from death benefits from life insurance			548

Net cash used by investing activities	(104,227)	(196,245)	(14,769)

Cash flows from financing activities:
Demand and savings deposits, net change	122,778	132,450	103,689
Time deposits, net change	(41,836)	21,890	(29,334)
Cash dividends paid	(889)	(769)	(98)
Stock repurchase		(3,381)	(735)
Borrowings from Federal Home Loan Bank	567,750	79,523	59,500
Repayments to Federal Home Loan Bank	(568,639)	(79,603)	(62,057)

Net cash provided by financing activities	79,164	150,110	70,965

Net (decrease) increase in cash and cash equivalents	(17,155)	(41,551)	62,118
Cash and cash equivalents, beginning of year	49,991	91,542	29,424

Cash and cash equivalents, end of year	$32,836	$49,991	$91,542

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

Revision of Prior Period Financial Statements

During 2022, the Company recorded two error corrections in previously issued financial statements. The first error correction related to accounting for a low-income housing partnership in which the Company was a 99% limited partner. The error is described under Note 1 to the Unaudited Consolidated Financial Statements contained in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2022, which is incorporated herein by reference.

The second error correction was related to the Company’s accounting for bank premises and equipment. While reviewing the Company’s accruals for depreciation related to certain bank premises and equipment, the Company noticed that it had been over-accruing depreciation expenses beginning in 2006, causing expenses and the accumulation of depreciation in prior periods that were more than what should have been recorded under GAAP.

Each of the errors at each period end represented 3% or less of our shareholders' equity in all prior periods, and the aggregate net effect of the error corrections on sharholders’ equity was minimal. In accordance with the guidance set forth in SEC Staff Accounting Bulletin 99, Materiality, and SEC Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financials, the Company concluded that the errors were not material, to any prior periods, the current period or the trend in earnings from a quantitative and qualitative perspective. However, correcting the cumulative effect of the errors in the current period would have resulted in a material misstatement in the current period and, as such, the Company has revised its previously reported financial information contained in our annual report on Form 10-K for the year ended December 31, 2022, to correct the immaterial errors. The Company will also revise previously reported financial information for these immaterial errors in future filings, as applicable.

A summary of revisions to certain previously reported financial information is presented below:

Revised Consolidated Statements of Condition as of December 31, 2021 (in thousands):

	As Reported	Adjustment	As Revised

Other investments	$2,404	$(2,054)	$350
Bank premises and equipment, net of accumulated depreciation	$15,799	$2,191	$17,990
Total assets	818,813	137	818,950
Undivided profits	22,965	137	23,102

Revised Consolidated Statements of Shareholders’ Equity for the twelve months ended December 31, 2021 (in thousands):

	Twelve Months Ended December 31, 2021
	As Reported	Adjustment	As Revised

Beginning balance undivided profits	$18,335	$(195)	$18,140
Beginning balance total shareholders' equity	94,866	(195)	94,671
Ending balance undivided profits	22,965	137	23,102
Ending balance total shareholders' equity	91,592	137	91,729

Revised Consolidated Income Statements for the twelve months ended December 31, 2021 and 2020 (in thousands):

	Twelve Months Ended December 31, 2021
	As Reported	Adjustment	As Revised

Non-Interest Expense	$22,954	$(332)	$22,622
Net Income	8,579	332	8,911
Basic and diluted earnings (loss) per share	1.77	0.07	1.84

	Twelve Months Ended December 31, 2020
	As Reported	Adjustment	As Revised

Non-Interest Expense	$21,727	$(193)	$21,534
Net Income	(2,751)	193	(2,558)
Basic and diluted earnings (loss) per share	(0.56)	0.04	(0.52)

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

ASU 2016-13 was originally to become effective for the Company for interim and annual periods beginning after December 15, 2019.   In November 2019, the FASB issued Accounting Standards Update 2019 – 10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842): Effective Dates (“ASU 2019–10”). ASU 2019-10 amends the effective date for certain entities, including the Company, for ASU 2016-13, Financial Instruments – Credit Losses. Because the Company is a smaller reporting company, ASU 2016-13 is now effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. In March 2022, the Financial Accounting Standards Board issued Accounting Standards Update 2022-02 (“ASU 2022-02”), Financial Instruments-Credit Losses (Topic 326). ASU 2022-02 amends guidance relating to trouble debt restructurings for all entities after they have adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The update is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.

The Company has established a Current Expected Credit Loss (CECL) Committee which includes the appropriate members of management, credit administration and accounting to evaluate the impact this ASU will have on the Company’s financial position, results of operations and financial statement disclosures and determine the most appropriate method of implementing this ASU.  The Company selected a third-party vendor to provide allowance for loan loss software as well as advisory services in developing a new methodology that would be compliant with ASU 2016-13, and is working with the approved third-party vendor to develop the CECL model and evaluate its impact. The Company ran a parallel calculation under CECL for the last two quarters of 2022 and expects the adoption of this ASU not to have a significant impact to the Company’s financial statements. The adjustment is expected to increase the allowance for loan losses by less than 2%.

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

Cash and Due from Banks

For purposes of the Consolidated Statements of Cash Flows, cash and cash equivalents include cash on hand, balances due from banks, and federal funds sold, all of which mature within ninety days.

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

Other Investments

The Company is a shareholder of the First National Bankers Bankshares, Inc., a federally insured holding company for First National Bankers Bank and as such owns an investment in its stock.  The stock is bought from and sold to the First National Bankers Bankshares, Inc. based on its prevalent book value.  The stock does not have a readily determinable fair value and is carried at cost and evaluated for impairment in accordance with GAAP.

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

Loans are stated at the amount of unpaid principal, reduced by unearned income and the allowance for loan losses. Interest on loans is recognized on a daily basis over the terms of each loan based on the unpaid principal balance. Loan origination fees are recognized as income when received. Revenue from these fees is not material to the financial statements. Fees received for processing Paycheck Protection Program (“PPP”) loans, which is a type of loan designed to provide funds to help small businesses impacted by COVID-19 to keep their workers on payroll, are amortized over the life of the loan and recognized in full upon forgiveness.

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

The ALL consists of specific and general components. The specific component relates to loans that are classified as impaired. The general component of the allowance relates to loans that are not impaired. Changes to the components of the ALL are recorded as a component of the provision for the allowance for loan losses. Management must approve changes to the ALL and must report its actions to the Board of Directors. The Company believes that its allowance for loan losses is appropriate at December 31, 2022.

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

When Management determines that a loan is impaired and the loan is collateral-dependent, an evaluation of the fair value of the collateral is performed.  The Company maintains established criteria for assessing whether an existing appraisal continues to reflect the fair value of the property for collateral-dependent loans.  Appraisals are generally considered to be valid for a period of at least twelve months.  However, appraisals that are less than twelve months old may need to be adjusted. Management considers such factors as the property type, property condition, current use of the property, current market conditions and the passage of time when determining the relevance and validity of the most recent appraisal of the property.  If Management determines that the most recent appraisal is no longer valid, a new appraisal is ordered from an independent and qualified appraiser.

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

Intangible Asset

Intangible asset represents the purchase price paid in the Company’s acquisition of the Trustmark trust department book of business. The intangible asset is being amortized over 10 years and is evaluated for impairment at least annually.

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

Earnings Per Share

Basic and diluted earnings per share are computed on the basis of the weighted average number of common shares outstanding of 4,678,186 for 2022, 4,844,248 for 2021, and 4,893,151 for 2020.

Accumulated Other Comprehensive Income (Loss)

At December 31, 2022, 2021 and 2020, accumulated other comprehensive income (loss) consisted of net unrealized gains (losses) on available for sale securities and over (under) funded liabilities related to the Company’s post-retirement benefit plan.

Statements of Cash Flows

The Company has defined cash and cash equivalents to include cash and due from banks. The Company paid $2,156,429, $840,992, and $1,610,864 in 2022, 2021 and 2020, respectively, for interest on deposits and borrowings. No income tax payments were paid in 2022. Income tax payments of $165,000 were paid in 2021. No income tax payments were paid in 2020. Loans transferred to other real estate amounted to $0, $13,648 and $753,620 in 2022, 2021 and 2020, respectively.

Fair Value Measurement

The Company reports certain assets and liabilities at their estimated fair value. These assets and liabilities are classified and disclosed in one of three categories based on the inputs used to develop the measurements. The categories establish a hierarchy for ranking the quality and reliability of the information used to determine fair value.

NOTE B – SECURITIES:

The amortized cost and fair value of securities at December 31, 2022 and 2021 are as follows (in thousands):

		Gross	Gross
		Unrealized	Unrealized
December 31, 2022	Amortized Cost	Gains	Losses	Fair Value

Available for sale securities:
U.S. Treasuries	$118,782	$	$(10,414)	$108,368

Mortgage-backed securities	61,280	36	(4,877)	56,439

Collateralized mortgage obligations	115,436		(8,059)	107,377

States and political subdivisions	102,428	2	(24,446)	77,984

Total available for sale securities	$397,926	$38	$(47,796)	$350,168

Held to maturity securities:

U.S. Treasuries	$94,339	$	$(1,288)	$93,051

States and political subdivisions	100,878	52	(13,931)	86,999

Total held to maturity securities	$195,217	$52	$(15,219)	$180,050

		Gross	Gross
		Unrealized	Unrealized
December 31, 2021	Amortized Cost	Gains	Losses	Fair Value

Available for sale securities:
U.S. Treasuries	$73,889	$	$(735)	$73,154

Mortgage-backed securities	71,187	1,236	(441)	71,982

Collateralized mortgage obligations	130,181	841	(1,035)	129,987

States and political subdivisions	103,704	293	(2,317)	101,680

Total available for sale securities	$378,961	$2,370	$(4,528)	$376,803

Held to maturity securities:

States and political subdivisions	$110,208	$1,760	$(628)	$111,340

Total held to maturity securities	$110,208	$1,760	$(628)	$111,340

The amortized cost and fair value of debt securities at December 31, 2022, (in thousands) by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale securities:
Due in one year or less	$25,294	$25,136
Due after one year through five years	29,675	27,822
Due after five years through ten years	101,612	85,596
Due after ten years	64,629	47,798
Mortgage-backed securities	61,280	56,439
Collateralized mortgage obligations	115,436	107,377
Total	$397,926	$350,168

Held to maturity securities:
Due in one year or less	$66,001	$65,828
Due after one year through five years	48,774	47,053
Due after five years through ten years	41,688	36,578
Due after ten years	38,754	30,591
Total	$195,217	$180,050

Available for sale and held to maturity securities with gross unrealized losses at December 31, 2022 and 2021, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows (in thousands):

	Less Than Twelve Months		Over Twelve Months			Total
		Gross			Gross		Gross
		Unrealized			Unrealized		Unrealized
	Fair Value	Losses	Fair Value		Losses	Fair Value	Losses
December 31, 2022:
U.S. Treasuries	$132,113	$2,158		$64,533	$9,544	$196,646	$11,702

Mortgage-backed securities	25,234	1,755		21,850	3,122	47,084	4,877

Collateralized mortgage obligations	48,188	1,610		59,189	6,449	107,377	8,059

States and political subdivisions	50,025	7,581		110,881	30,796	160,906	38,377
Total	$255,560	$13,104		$256,453	$49,911	$512,013	$63,015

December 31, 2021:
U.S. Treasuries	$73,154	$735	$		$	$73,154	$735

Mortgage-backed securities	26,288	441				26,288	441

Collateralized mortgage obligations	66,369	1,035				66,369	1,035

States and political subdivisions	102,413	2,577		7,470	368	109,883	2,945
Total	$268,224	$4,788		$7,470	$368	$275,694	$5,156

At December 31, 2022, 33 of the 34 Treasuries, 44 of the 48 mortgage-backed securities, 34 of the 34 collateralized mortgage obligations and 177 of the 196 securities issued by states and political subdivisions contained unrealized losses.

Management evaluates securities for other-than-temporary impairment on a monthly basis. In performing this evaluation, the length of time and the extent to which the fair value has been less than cost, the fact that the Company’s securities are primarily issued by U.S. Treasury and U.S. Government agencies and the cause of the decline in value are considered. In addition, the Company does not intend to sell and it is not more likely than not that we will be required to sell these securities before maturity. While some available for sale securities have been sold for liquidity purposes or for gains, the Company has traditionally held its securities, including those classified as available for sale, until maturity. As a result of this evaluation, the Company has determined that the declines summarized in the tables above are not deemed to be other-than temporary.

There were no sales of available for sale debt securities during 2022 or 2021. Proceeds from sales of available for sale securities were $29,457,362 during 2020. Available for sale debt securities were sold for realized gains of $539,023 during 2020.

Securities with a fair value of $398,673,043 and $229,092,900 at December 31, 2022 and 2021, respectively, were pledged to secure public deposits, federal funds purchased and other balances required by law.

NOTE C - LOANS:

The composition of the loan portfolio at December 31, 2022 and 2021 is as follows (in thousands):

December 31,	2022	2021

Gaming	$9,965	$7,900

Hotel/motel	35,737	50,765

Real estate, construction	30,146	27,191

Real estate, mortgage	144,043	128,352

Commercial and industrial	10,497	15,882

Other	7,490	9,072

Total	$237,878	$239,162

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), a stimulus package intended to provide relief to businesses and consumers in the United States struggling as a result of COVID-19, was signed into law. A provision in the CARES Act included funding for the creation of the Paycheck Protection Program (“PPP”). PPP is intended to provide loans to small businesses to pay their employees, rent, mortgage interest and utilities. PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP. If not forgiven, in whole or in part, these loans extended in 2020 carry a fixed rate of 1.00% and a maturity date of two years, with payments deferred until the date the Small Business Administration (the “SBA”) remits the borrower’s loan forgiveness amount to the lender or, if the borrower does not apply for loan forgiveness, ten months after the end of the borrowers’ loan forgiveness covered period. The loans are 100% guaranteed by the SBA. The SBA paid the originating bank a processing fee ranging from 1.00% to 5.00%, based on the size of the loan.

The Company worked with its customers to close 363 PPP loans for a total outstanding balance of $22,445,026. As of December 31, 2022, all of these loans were partially or completely forgiven by the SBA with the bank subsidiary receiving principal and interest payments directly from the SBA. Only 2 loans with a balance of $4,878 were still outstanding as of December 31, 2021, and are reported in the commercial and industrial segment within the loan portfolio. There were no outstanding PPP loans as of December 31, 2022.

Additional funds were provided in 2021 legislation for another round of PPP loans. Under this new round, 166 loans with a balance of $9,801,304 were issued. These loans carry a fixed rate of 1.00% and a maturity date of five years, with similar terms as to deferred payments, guarantees and processing fees as with prior PPP rounds. As of December 31, 2022, there were no outstanding loans related to the additional PPP loans.

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

	2022	2021
Balance, January 1	$5,978	$4,458
Change in directors/officers loans during the year	124
New loans and advances	1,324	2,049
Repayments	(479)	(529)

Balance, December 31	$6,947	$5,978

As part of its evaluation of the quality of the loan portfolio, Management monitors the Company’s credit concentrations on a monthly basis. Total outstanding concentrations were as follows (in thousands):

December 31,	2022	2021

Gaming	$9,965	$7,900
Hotel/motel	35,737	50,765
Out of area	7,544	6,987

The age analysis of the loan portfolio, segregated by class of loans, as of December 31, 2022 and 2021 is as follows (in thousands):

											Loans Past
											Due Greater
	Number of Days Past Due										Than 90
					Greater		Total			Total	Days and
	30 - 59		60 - 89		Than 90		Past Due		Current	Loans	Still Accruing
December 31, 2022:
Gaming	$		$		$		$		$9,965	$9,965	$
Hotel/motel									35,737	35,737
Real estate, construction		79		2				81	30,065	30,146
Real estate, mortgage		34		49		1,101		1,184	142,859	144,043
Commercial and industrial									10,497	10,497
Other		14						14	7,476	7,490

Total		$127		$51		$1,101		$1,279	$236,599	$237,878	$
December 31, 2021:
Gaming	$		$		$		$		$7,900	$7,900	$
Hotel/motel									50,765	50,765
Real estate, construction		105						105	27,086	27,191
Real estate, mortgage		1,996		60		63		2,119	126,233	128,352
Commercial and industrial		21		320				341	15,541	15,882
Other		209						209	8,863	9,072

Total		$2,331		$380		$63		$2,774	$236,388	$239,162	$

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

An analysis of the loan portfolio by loan grade, segregated by class of loans, as of December 31, 2022 and 2021 is as follows (in thousands):

	Loans With A Grade Of:
	A, B or C	S		D		E		F	Total
December 31, 2022:
Gaming	$9,965	$		$		$		$	$9,965

Hotel/motel	35,737				-				35,737

Real estate, construction	30,115				2		29		30,146

Real estate, mortgage	141,211		77		1,288		1,467		144,043

Commercial and industrial	10,497								10,497

Other	7,476				7		7		7,490

Total	$235,001		$77		$1,297		$1,503	$	$237,878

December 31, 2021:
Gaming	$7,900	$		$		$		$	$7,900

Hotel/motel	50,765								50,765

Real estate, construction	26,980				6		205		27,191

Real estate, mortgage	124,289		87		3,344		632		128,352

Commercial and industrial	15,834				27		21		15,882

Other	9,060				12				9,072

Total	$234,828		$87		$3,389		$858	$	$239,162

A loan may be impaired but not on nonaccrual status when the loan is well secured and in the process of collection. Total loans on nonaccrual as of December 31, 2022 and 2021 are as follows (in thousands):

December 31,	2022		2021

Real estate, construction	$		$138
Real estate, mortgage		1,434	563
Other		7
Total		$1,441	$701

The CARES Act also addressed COVID-19-related loan modifications and specified that such modifications executed between March 1, 2020 and the earlier of (i) 60 days after the date of the termination of the national emergency declared by the President and (ii) December 31, 2020, on loans that were current as of December 31, 2019, are not classified as a troubled debt restructuring (“TDR”). Additionally, under guidance from the federal banking agencies encouraging financial institutions to work prudently with borrowers, other short-term modifications made on a good faith basis in response to COVID-19 to borrowers that were current prior to any relief are not TDRs. During 2020, the Company modified 249 loans with a total balance of $95,010,325 for certain customers by extending payments for 90 days or granting interest only payments for 3 – 6 months as a result of the impact of COVID-19. Accordingly, such loans were not classified as TDRs. As of December 31, 2022, all extensions have expired and the customers have resumed making regular payments.

Prior to 2020, certain loans were modified by granting interest rate concessions to these customers with such loans being classified as TDRs. During 2022 and 2021 the Company did not restructure any additional loans. Specific reserves of $0 and $50,000 were allocated to TDRs as of December 31, 2022 and 2021. The Bank had no commitments to lend additional amounts to customers with outstanding loans classified as troubled debt restructurings as of December 31, 2022 and 2021.

Impaired loans, which include loans classified as nonaccrual and TDRs, segregated by class of loans, as of December 31, 2022 and 2021 were as follows (in thousands):

	Unpaid Principal Balance	Recorded Investment	Related Allowance		Average Recorded Investment	Interest Income Recognized
December 31, 2022:
With no related allowance recorded:
Real estate, construction	$102	$29	$		$46	$7
Real estate, mortgage	888	743			806	25
Other	7	7			7

Total	997	779			859	32

With a related allowance recorded:
Real estate, mortgage	1,158	1,150		124	1,153

Total	1,158	1,150		124	1,153

Total by class of loans:
Real estate, construction	102	29			46	7
Real estate, mortgage	2,046	1,893		124	1,959	25
Other	7	7			7

Total	$2,155	$1,929		$124	$2,012	$32

	Unpaid Principal Balance	Recorded Investment	Related Allowance		Average Recorded Investment	Interest Income Recognized
December 31, 2021:
With no related allowance recorded:
Real estate, construction	$272	$205	$		$369	$7
Real estate, mortgage	1,014	1,014			1,075	21

Total	1,286	1,219			1,444	28

With a related allowance recorded:
Real estate, mortgage	199	199		70	203	5

Total	199	199		70	203	5

Total by class of loans:
Real estate, construction	272	205			369	7
Real estate, mortgage	1,213	1,213		70	1,278	26

Total	$1,485	$1,418		$70	$1,647	$33

Transactions in the allowance for loan losses for the years ended December 31, 2022, 2021 and 2020, and the balances of loans, individually and collectively evaluated for impairment, as of December 31, 2022, 2021 and 2020 are as follows (in thousands):

	Gaming		Hotel/Motel		Real Estate, Construction		Real Estate, Mortgage	Commercial and Industrial		Other		Total
December 31, 2022:
Allowance for Loan Losses:
Beginning Balance		$102		$691		$139	$2,049		$252		$78	$3,311
Charge-offs											(240)	(240)
Recoveries							48		15		124	187
Provision		17		(254)		253	(71)		(125)		260	80
Ending Balance		$119		$437		$392	$2,026		$142		$222	$3,338

Allowance for Loan Losses:
Ending balance: individually evaluated for impairment	$		$		$		$229	$		$		$229
Ending balance: collectively evaluated for impairment		$119		$437		$392	$1,797		$142		$222	$3,109

Total Loans:
Ending balance: individually evaluated for impairment	$		$			$31	$2,756	$			$14	$2,801
Ending balance: collectively evaluated for impairment		$9,965		$35,737		$30,115	$141,287		$10,497		$7,476	$235,077

	Gaming		Hotel/Motel		Real Estate, Construction	Real Estate, Mortgage	Commercial and Industrial	Other	Total
December 31, 2021:
Allowance for Loan Losses:
Beginning Balance		$186		$754	$111	$2,849	$417	$109	$4,426
Charge-offs					(2)	(2)		(286)	(290)
Recoveries					18	4,599	102	119	4,838
Provision		(84)		(63)	12	(5,397)	(267)	136	(5,663)
Ending Balance		$102		$691	$139	$2,049	$252	$78	$3,311

Allowance for Loan Losses:
Ending balance: individually evaluated for impairment	$		$			$115	$27		$142
Ending balance: collectively evaluated for impairment		$102		$691	$139	$1,934	$225	$78	$3,169

Total Loans:
Ending balance: individually evaluated for impairment			$		$211	$3,976	$48	$12	$4,247
Ending balance: collectively evaluated for impairment		$7,900		$50,765	$26,980	$124,376	$15,834	$9,060	$234,915

	Gaming		Hotel/Motel		Real Estate, Construction	Real Estate, Mortgage	Commercial and Industrial	Other		Total
December 31, 2020:
Allowance for Loan Losses:
Beginning Balance		$223		$779	$102	$2,454	$553		$96	$4,207
Charge-offs					(17)	(5,472)	(261)		(227)	(5,977)
Recoveries				-	15		34		145	194
Provision		(37)		(25)	11	5,867	91		95	6,002
Ending Balance		$186		$754	$111	$2,849	$417		$109	$4,426

Allowance for Loan Losses:
Ending balance: individually evaluated for impairment	$		$		$20	$200	$40	$		$260
Ending balance: collectively evaluated for impairment		$186		$754	$91	$2,649	$377		$109	$4,166

Total Loans:
Ending balance: individually evaluated for impairment		$2,827	$		$511	$6,474	$94		$21	$9,927
Ending balance: collectively evaluated for impairment		$15,938		$45,499	$26,098	$137,802	$37,335		$5,822	$268,494

NOTE D - BANK PREMISES AND EQUIPMENT:

Bank premises and equipment are shown as follows (in thousands):

December 31,	Estimated Useful Lives (in years)			2022	2021

Land				$5,554	$5,554
Building	5	-	40	34,319	32,334
Furniture, fixtures and equipment	3	-	10	16,585	16,482
Totals, at cost				56,458	54,370
Less: Accumulated depreciation				37,959	36,380
Totals				$18,499	$17,990

NOTE E – OTHER REAL ESTATE:

The Company’s other real estate consisted of the following as of December 31, 2022 and 2021 (in thousands except number of properties):

December 31,	2022		2021
	Number of		Number of
	Properties	Balance	Properties	Balance
Construction, land development and other land	2	$259	4	$785
1 - 4 family residential properties
Nonfarm nonresidential			1	753
Other			1	353
Total	2	$259	6	$1,891

NOTE F - DEPOSITS:

At December 31, 2022, the scheduled maturities of time deposits are as follows (in thousands):

2023	$26,482
2024	12,238
2025	1,034
2026	683
2027	681

Total	$41,118

Deposits held for related parties amounted to $3,962,941 and $5,372,218 at December 31, 2022 and 2021, respectively.

Overdrafts totaling $636,210 and $770,542 were reclassified as loans at December 31, 2022 and 2021, respectively.

NOTE G – FEDERAL FUNDS PURCHASED:

At December 31, 2022, the Company had facilities in place to purchase federal funds up to $30,500,000 under established credit arrangements.

NOTE H - BORROWINGS:

At December 31, 2022, the Company was able to borrow up to $8,587,575 from the Federal Reserve Bank Discount Window Primary Credit Program. The borrowing limit is based on the amount of collateral pledged, with certain loans from the Bank’s portfolio serving as collateral. Borrowings bear interest at the primary credit rate, which is established periodically by the Federal Reserve Board, and have a maturity of one day. The primary credit rate was 4.50% at December 31, 2022. There was no outstanding balance at December 31, 2022.

At December 31, 2022, the Company had $0 outstanding in advances under a $113,035,618 line of credit with the FHLB. New advances may subsequently be obtained based on the liquidity needs of the bank subsidiary. Advances are collateralized by a blanket floating lien on the Company’s residential first mortgage loans.

The Company has additional contingency funding capacity with various other financial institutions in the amount of $30,500,000.

NOTE I - INCOME TAXES:

Deferred taxes (or deferred charges) as of December 31, 2022 and 2021, included in other assets, were as follows (in thousands):

December 31,	2022	2021

Deferred tax assets:
Allowance for loan losses	$701		$695
Employee benefit plans' liabilities	3,376		3,240
Unrealized loss on available for sale securities, charged from equity	10,029
Loss on credit impairment of securities	356		356
Earned retiree health benefits plan liability	1,126		1,098
General business and AMT credits	1,683		1,525
Tax net operating loss carryforward			1,575
Other	610		523
Valuation allowance	(13,090)		(6,889)
Deferred tax assets	4,791		2,123
Deferred tax liabilities:
Unrealized gain on available for sale securities, charged from equity			3
Unearned retiree health benefits plan asset	470		257
Bank premises and equipment	1,870		1,575
Other	5		288
Deferred tax liabilities	2,345		2,123
Net deferred taxes	$2,446	$

Income taxes consist of the following components (in thousands):

Years Ended December 31,	2022	2021	2020

Current	$15	$62	$
Deferred:
Federal	1,188	1,482		(809)
Change in valuation allowance	(3,634)	(1,482)		809
Total deferred	(2,446)
Totals	$(2,431)	$62	$

Income taxes amounted to less than the amounts computed by applying the U.S. Federal income tax rate of 21.0% for 2022, 2021 and 2020 income before income taxes. The reasons for these differences are shown below (in thousands):

	2022		2021		2020
	Tax	Rate	Tax	Rate	Tax		Rate
Taxes computed at statutory rate	$1,367	21	$1,815	21		$(578)	(21)
Increase (decrease) resulting from:
Tax-exempt interest income	(198)	(3)	(187)	(2)		(127)	(5)
Income from BOLI	(93)	(1)	(91)	(1)		(148)	(5)
Federal tax credits	(45)	(1)
Other	172	2	6			44	2
Other changes in valuation allowance	(3,634)	(55)	(1,481)	(17)		809	29

Total income tax expense	$(2,431)	$(37)	$62	$1	$

During 2022, the Company recorded current and deferred income tax expense (benefit) of $15,000 and $(2,446,000), respectively or a net income tax benefit of $2,431,000. During 2021 the Company recorded current and deferred income tax expense of $62,000 and $0, respectively. During 2020 the Company recorded no income tax expense or benefit.

During 2020 the Company recorded no income tax expense or benefit. On December 22, 2017, the President signed into law The Tax Cuts and Jobs Act (the “Act”). In addition to reducing U.S. corporate income tax rates from 34% to 21%, the Act repealed the alternative minimum tax (“AMT”) regime for tax years beginning after December 31, 2017. For tax years beginning in 2018, 2019 and 2020, the AMT credit carryforward could be utilized to offset regular tax with any remaining AMT carryforwards eligible for a refund of 50%. Any remaining AMT credit carryforwards will become fully refundable beginning in the 2021 tax year. The Act also limits NOL usage to 80% of taxable income, which resulted in the Company recording income tax expense for 2021.

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

Based on the Company’s projections, as of December 31, 2022, the Company determined that it was more likely than not that it would realize a certain amount of its deferred tax assets. Prior to that time, the Company had recorded a valuation allowance against its net deferred tax asset. As a result of the Company’s projections, as of December 31, 2022, the Company recorded a net deferred tax asset of $2,446,000.

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

NOTE J - SHAREHOLDERS' EQUITY:

Shareholders’ equity of the Company includes the undistributed earnings of the bank subsidiary. Dividends to the Company’s shareholders can generally be paid only from dividends paid to the Company by its bank subsidiary. Consequently, dividends are dependent upon the earnings, capital needs, regulatory policies and statutory limitations affecting the bank subsidiary. Dividends paid by the bank subsidiary are subject to the written approval of the Commissioner of Banking and Consumer Finance of the State of Mississippi and the Federal Deposit Insurance Corporation (the “FDIC”). At December 31, 2022, $23,181,592 of undistributed earnings of the bank subsidiary included in consolidated surplus and retained earnings was available for future distribution to the Company as dividends without regulatory approval.

On November 8, 2019, the Board approved the repurchase of up to 65,000 of the outstanding shares of the Company’s common stock. As a result of this repurchase plan, 65,000 shares have been repurchased for $741,574 and retired through December 31, 2021. There were no additional shares repurchased through December 31, 2022.

On April 28, 2021, the Board approved the repurchase of 200,000 of the outstanding shares of the Company’s common stock. As a result of this repurchase plan, 200,000 shares have been repurchased for $3,375,309 and retired through December 31, 2021. There were no additional shares repurchased through December 31, 2022.

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

As of December 31, 2022, the most recent notification from the FDIC categorized the bank subsidiary as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the bank subsidiary must have a Total risk-based capital ratio of 10.00% or greater, a Common equity tier 1 capital ratio of 6.50% or greater, a Tier 1 risk-based capital ratio of 8.00% or greater and a Leverage capital ratio of 5.00% or greater. The Company must have a capital conservation buffer above these requirements of 2.50%. There are no conditions or events since that notification that Management believes have changed the bank subsidiary’s category.

The bank subsidiary’s actual capital amounts and ratios and required minimum capital amounts and ratios and capital amounts and ratios to be well capitalized for 2022 and 2021, are as follows (in thousands):

			For Capital		To Be Well
	Actual		Adequacy Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2022:
Total Capital (to Risk Weighted Assets)	$101,221	21.18%	$38,239	8.00%	$47,799	10.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	97,883	20.48%	21,510	4.50%	31,069	6.50%
Tier 1 Capital (to Risk Weighted Assets)	97,883	20.48%	28,680	6.00%	38,239	8.00%
Tier 1 Capital (to Average Assets)	97,883	10.78%	36,328	4.00%	45,410	5.00%

December 31, 2021:
Total Capital (to Risk Weighted Assets)	$93,988	20.98%	$35,839	8.00%	$44,799	10.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	90,677	20.24%	20,160	4.50%	29,119	6.50%
Tier 1 Capital (to Risk Weighted Assets)	90,677	20.24%	26,879	6.00%	35,839	8.00%
Tier 1 Capital (to Average Assets)	90,677	11.13%	32,599	4.00%	40,749	5.00%

NOTE K - OTHER INCOME AND EXPENSES:

Other income consisted of the following (in thousands):

Years Ended December 31,	2022	2021	2020

Other service charges, commissions and fees	$81	$86	$80
Rentals	375	364	369
Other	315	136	94
Totals	$771	$586	$543

Other expenses consisted of the following (in thousands):

Years Ended December 31,	2022	2021	2020

Advertising	$376	$377	$350
Data processing	1,430	1,408	1,226
FDIC and state banking assessments	429	415	359
Legal and accounting	256	1,930	532
Other real estate	81	86	1,044
ATM expense	1,217	1,084	917
Trust expense	501	347	338
Other	1,564	1,529	1,492
Totals	$5,854	$7,176	$6,258

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

At December 31, 2022 and 2021, the Company had outstanding irrevocable letters of credit aggregating $141,136 and $138,318, respectively. At December 31, 2022 and 2021, the Company had outstanding unused loan commitments aggregating approximately $48,920,000 and $55,297,000, respectively. Approximately $28,691,000 and $34,623,000 of outstanding commitments were at fixed rates and the remainder were at variable rates at December 31, 2022 and 2021, respectively.

NOTE M - CONTINGENCIES:

The Bank is involved in various legal matters and claims which are being defended and handled in the ordinary course of business. None of these matters are expected, in the opinion of Management, to have a material adverse effect upon the financial position or results of operations of the Company. However, the Company settled a lawsuit for $1,125,000 during 2021 after consulting with legal counsel in the long-term best interest of the Company. The Company received a recovery in the amount of $486,000 in 2022 related to the settlement recorded in 2021.

Additionally, a Complaint has been filed by Stilwell Activist Investments, L.P., against the Company in the Chancery Court of Harrison County, Mississippi, requesting that the Company be compelled to allow the plaintiff to inspect and copy certain corporate records of the Company. The plaintiff, Stilwell Activist Investments, L.P., is a shareholder of record of the Company and is controlled by Joseph Stilwell, an individual who beneficially owns 11.3% of the issued and outstanding common stock of the Company according to an Amended Schedule 13D filed by Mr. Stilwell and his related entities with the SEC on January 23, 2023, disclosing Company stock beneficially owned by Mr. Stilwell’s group. Mr. Stilwell and his related entities, including Stilwell Activist Investments, L.P., have nominated Mr. Rodney H. Blackwell for election to the Board of Directors of the Company at its 2023 annual meeting. The Complaint filed by Stilwell Activist Investments, L.P., alleges that it is entitled to inspect and copy certain Company records under the Mississippi Business Corporations Act based upon a request previously made and refused by the Company for non-compliance with state law; however, the plaintiff does not seek damages. The Company disputes the allegations in the Complaint. The Company filed on August 26, 2022, an answer to the Complaint disputing the allegations therein.

NOTE N - CONDENSED PARENT COMPANY ONLY FINANCIAL INFORMATION:

Peoples Financial Corporation began its operations September 30, 1985, when it acquired all the outstanding stock of The Peoples Bank, Biloxi, Mississippi. A condensed summary of its financial information is shown below.

CONDENSED BALANCE SHEETS (IN THOUSANDS):

December 31,	2022		2021

Assets
Investments in subsidiaries, at underlying equity:
Bank subsidiary		$54,664		$91,189
Nonbank subsidiary				1

Cash in bank subsidiary		193		166

Other assets		337		373

Total assets		$55,194		$91,729

Liabilities and Shareholders' Equity:
Other liabilities	$		$

Total liabilities

Shareholders' equity		55,194		91,729

Total liabilities and shareholders' equity		$55,194		$91,729

CONDENSED STATEMENTS OF OPERATIONS (IN THOUSANDS):

Years Ended December 31,	2022	2021	2020

Income
Distributed income of bank subsidiary	$1,243	$4,610	$250
Undistributed income (loss) of bank subsidiary	8,061	4,686	(2,745)
Other income (loss)	7	4	4

Total income (loss)	9,311	9,300	(2,491)

Expenses
Other	370	389	67

Total expenses	370	389	67

Income (loss) before income taxes	8,941	8,911	(2,558)

Income tax

Net income (loss)	$8,941	$8,911	$(2,558)

CONDENSED STATEMENTS OF CASH FLOWS (IN THOUSANDS):

Years Ended December 31,	2022	2021	2020

Cash flows from operating activities:
Net income (loss)	$8,941	$8,911	$(2,558)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Undistributed (income) loss of subsidiaries	(8,061)	(4,686)	2,745
Other assets	36	(1)	(2)

Net cash provided by operating activities	916	4,224	185

Cash flows from investing activities:

Net cash provided by investing activities

Cash flows from financing activities:
Stock repurchase		(3,381)	(735)
Dividends paid	(889)	(769)	(98)

Net cash used in financing activities	(889)	(4,150)	(833)

Net increase (decrease) in cash	27	74	(648)
Cash, beginning of year	166	92	740

Cash, end of year	$193	$166	$92

NOTE O - EMPLOYEE AND DIRECTOR BENEFIT PLANS:

The Company sponsors the Peoples Financial Corporation Employee Stock Ownership Plan (“ESOP”). Employees who are in a position requiring at least 1,000 hours of service during a plan year and who are 21 years of age are eligible to participate in the ESOP. The Plan included 401(k) provisions and the former Gulf National Bank Profit Sharing Plan. Effective January 1, 2001, the ESOP was amended to separate the 401(k) funds into the Peoples Financial Corporation 401(k) Profit Sharing Plan. The separation had no impact on the eligibility or benefits provided to participants of either plan. The 401(k) provides for a matching contribution of 75% of the amounts contributed by the employee (up to 6% of compensation). Contributions are determined by the Board of Directors and may be paid either in cash or Peoples Financial Corporation common stock. Total contributions to the plans charged to operating expense were $260,000 for each of 2022, 2021 and 2020.

The ESOP was frozen to further contributions and eligibility effective January 1, 2019. The ESOP held 214,961, 222,891 and 223,976 allocated shares at December 31, 2022, 2021 and 2020, respectively.

The Company established an Executive Supplemental Income Plan and a Directors' Deferred Income Plan, which provide for pre-retirement and post-retirement benefits to certain key executives and directors. Benefits under the Executive Supplemental Income Plan are based upon the position and salary of the officer at retirement or death. Normal retirement benefits under the plan are equal to 67% of salary for the president and chief executive officer, 58% of salary for the executive vice president and 50% of salary for all other executive officers and are payable monthly over a period of fifteen years. Under the Directors’ Deferred Income Plan, the directors are given an opportunity to defer receipt of their annual directors’ fees until retirement from the board. For those who choose to participate, benefits are payable monthly for ten years beginning the first day of the month following the director’s normal retirement date. The normal retirement date is the later of the normal retirement age (65) or separation of service. Through December 31, 2021, interest on deferred fees accrued at an annual rate of 10%, compounded annually. Also through December 31, 2021, after payments commenced, interest accrued at an annual rate of 7.50%, compounded monthly. The Board amended the plan on November 23, 2021, providing that, effective January 1, 2022, on a prospective basis, interest on deferred fees shall accrue at an annual rate equal to the Chase Manhattan Bank Prime Rate as of December 31st of each year, compounded annually, before payments commence under the plan, and that after payments have commenced, interest will accrue on the account balance at an annual fixed rate equal to Chase Manhattan Bank Prime Rate as of the Director’s separation from service, compounded monthly. The Company has acquired insurance policies, with the bank subsidiary as owner and beneficiary, which it may use as a source to pay potential benefits to the plan participants. These contracts are carried at their cash surrender value, which amounted to $17,969,670 and $17,544,449 at December 31, 2022 and 2021, respectively. The present value of accumulated benefits under these plans, using an interest rate of 3.00% and 3.50% at December 31, 2022 and 2021, respectively, and the interest ramp-up method has been accrued. The accrual amounted to $14,099,626 and $13,556,638 at December 31, 2022 and 2021, respectively, and is included in Employee and director benefit plans liabilities.

The Company also has additional plans for post-retirement benefits for certain key executives. The Company has acquired insurance policies, with the bank subsidiary as owner and beneficiary, which it may use as a source to pay potential benefits to the plan participants. These contracts are carried at their cash surrender value, which amounted to $2,288,322 and $2,109,593 at December 31, 2022 and 2021, respectively. The present value of accumulated benefits under these plans using an interest rate of 3.00% and 3.50% at December 31, 2022 and 2021, respectively, and the projected unit cost method has been accrued. The accrual amounted to $1,646,068 and $1,559,728 at December 31, 2022 and 2021, respectively, and is included in Employee and director benefit plans liabilities.

Additionally, there are two endorsement split dollar policies, with the bank subsidiary as owner and beneficiary, which provide a guaranteed death benefit to the participants’ beneficiaries. These contracts are carried at their cash surrender value, which amounted to $329,684 and $324,538 at December 31, 2022 and 2021, respectively. The present value of accumulated benefits under these plans using an interest rate of 3.00% and 3.50% at December 31, 2022 and 2021, respectively, and the projected unit cost method has been accrued. The accrual amounted to $111,217 and $105,076 at December 31, 2022 and 2021, respectively, and is included in Employee and director benefit plans liabilities.

The Company has additional plans for post-retirement benefits for directors. The Company has acquired insurance policies, with the bank subsidiary as owner and beneficiary, which it may use as a source to pay potential benefits to the plan participants. These contracts are carried at their cash surrender value, which amounted to $180,559 and $172,034 at December 31, 2022 and 2021, respectively. The present value of accumulated benefits under these plans using an interest rate of 3.00% and 3.50% at December 31, 2022 and 2021, respectively, and the projected unit cost method has been accrued. The accrual amounted to $219,540 and $208,590 at December 31, 2022 and 2021, respectively, and is included in Employee and director benefit plans liabilities.

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

The net postretirement benefit cost was as follows (in thousands):

For the Year Ended December 31,	2022	2021

Net Postretirement Benefit Cost	$118	$139

The accumulated postretirement benefit obligation and the balance in accumulated other comprehensive income was as follows (in thousands):

December 31,	2022	2021

Accumulated Postretirement Benefit Obligation	$3,121	$4,003
Fair Value of Plan Assets
Unfunded Status	$3,121	$4,003

Balance in Accumulated Other Comprehensive Income	$2,237	$1,224

Amounts recognized in Accumulated Other Comprehensive Income were as follows (in thousands):

For the Year Ended December 31,	2022	2021

Net Gain	$1,702	$606
Prior Service Credit	535	618
Total	$2,237	$1,224

The prior service credit and net gain that will be recognized in accumulated other comprehensive income during 2023 is $107,973.

The following is a summary of the actuarial assumptions used to determine the accumulated postretirement benefit obligation:

December 31,	2022	2021
Equivalent APBO Single Discount Rate	5.20%	2.80%
Rate of Increase in Future Compensation Levels	N/A	N/A
Current Pre 65 Health Care Trend Rate	6.50%	5.50%
Current Post 64 Health Care Trend Rate	6.50%	5.50%
Ultimate Health Care Trend Rate	4.56%	4.50%
Year Ultimate Trend Rate Reached	2041	2026

The following is a summary of the assumptions used to determine the net postretirement benefit cost:

January 1,	2022	2021
Equivalent APBO Single Discount Rate	2.80%	2.50%
Rate of Increase in Future Compensation Levels	N/A	N/A
Current Pre 65 Health Care Trend Rate	5.50%	5.75%
Current Post 64 Health Care Trend Rate	5.50%	5.75%
Ultimate Health Care Trend Rate	4.50%	4.50%
Year Ultimate Trend Rate Reached	2026	2026

The following is a reconciliation of the accumulated postretirement benefit obligation, which is included in employee and director benefit plans liabilities (in thousands):

	Accumulated
	Postretirement
	Benefit	Fair Value of	Funded
Reconciliation of Funded Status	Obligation	Plan Assets	Status
December 31, 2021:	$(4,003)	$	$(4,003)
Service cost	(116)		(116)
Interest cost	(110)		(110)
Gains/(Losses)	1,121		1,121
Benefits paid	47	(47)
Participant contributions	(60)	60
Employer Contributions		(13)	(13)
December 31, 2022	$(3,121)	$	$(3,121)

The following is a reconciliation of the accumulated other comprehensive income (in thousands):

			Accumulated Other
	Net	Prior Service	Comprehensive
	Gain/Loss	Cost/(Credit)	Income
December 31, 2021:	$(606)	$(618)	$(1,224)
Amortization payment	26	81	107
Liability (Gain)/Loss	(1,121)		(1,121)
December 31, 2022	$(1,701)	$(537)	$(2,238)

The following table displays the benefits expected to be paid from the plan during each of the next five fiscal years, and in aggregate for the five fiscal years thereafter (in thousands):

Fiscal 2023	$151
Fiscal 2024	190
Fiscal 2025	211
Fiscal 2026	212
Fiscal 2027	249
Fiscal 2028-2032	$1,173

NOTE P - FAIR VALUE MEASUREMENTS AND DISCLOSURES:

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Available for sale securities are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record other assets at fair value on a non-recurring basis, such as impaired loans, ORE and intangible assets. These non-recurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets. Additionally, the Company is required to disclose, but not record, the fair value of other financial instruments.

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

Intangible Asset

The carrying amount shown as intangible asset approximates fair value.

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

The balances of available for sale securities, which are the only assets measured at fair value on a recurring basis, by level within the fair value hierarchy and by investment type, as of December 31, 2022 and 2021, were as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
December 31, 2022:
U.S. Treasuries	$108,368	$	$108,368	$
Mortgage-backed securities	56,439		56,439
Collateralized mortgage obligations	107,377		107,377
States and political subdivisions	77,984		77,984
Total	$350,168	$	$350,168	$

December 31, 2021:
U.S. Treasuries	$73,154	$	$73,154	$
Mortgage-backed securities	71,982		71,982
Collateralized mortgage obligations	129,987		129,987
States and political subdivisions	101,680		101,680
Total	$376,803	$	$376,803	$
Total	$753,606	$	$753,606	$

Impaired loans, which are measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of December 31, 2022 and 2021 were as follows (in thousands):

		Fair Value Measurements Using
December 31:	Total	Level 1	Level 2	Level 3
2022	$1,026	$	$	$1,026
2021	$129	$	$	$129

Other real estate, which is measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of December 31, 2022 and 2021 are as follows (in thousands):

		Fair Value Measurements Using
December 31:	Total	Level 1	Level 2	Level 3
2022	$259	$	$	$259
2021	$1,891	$	$	$1,891

The following table presents a summary of changes in the fair value of other real estate which is measured using Level 3 inputs (in thousands):

	2022	2021
Balance, beginning of year	$1,891	$3,475

Loans transferred to ORE		14

Sales	(1,477)	(1,299)

Write-downs	(155)	(299)

Balance, end of year	$259	$1,891

The carrying value and estimated fair value of financial instruments, by level within the fair value hierarchy, at December 31, 2022 and 2021 are as follows (in thousands):

	Carrying	Fair Value Measurements Using
	Amount	Level 1	Level 2		Level 3		Total
December 31, 2022:
Financial Assets:
Cash and due from banks	$32,836	$32,836	$		$		$32,836
Available for sale securities	350,168			350,168			350,168
Held to maturity securities	195,217			180,050			180,050
Other investments	350	350					350
Federal Home Loan Bank stock	2,175			2,175			2,175
Loans, net	234,540					223,494	223,494
Cash surrender value of life insurance	20,768			20,768			20,768
Intangible asset	600					600	600
Financial Liabilities:
Deposits:
Non-interest bearing	198,097	198,097					198,097
Interest bearing	587,683					497,950	497,950
Borrowings from Federal Home Loan
Bank

	Carrying	Fair Value Measurements Using
	Amount	Level 1	Level 2		Level 3		Total
December 31, 2021:
Financial Assets:
Cash and due from banks	$49,991	$49,991	$		$		$49,991
Available for sale securities	376,803			376,803			376,803
Held to maturity securities	110,208			111,340			111,340
Other investments	2,404	2,404					2,404
Federal Home Loan Bank stock	2,153			2,153			2,153
Loans, net	235,851					238,305	238,305
Cash surrender value of life insurance	20,150			20,150			20,150
Financial Liabilities:
Deposits:
Non-interest bearing	193,473	193,473					193,473
Interest bearing	511,365					512,034	512,034
Borrowings from Federal Home Loan
Bank	889			1,072			1,072

NOTE Q: ACQUISITION OF CORPORATE TRUST BUSINESS

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

NOTE R: SUBSEQUENT EVENTS:

The Company has evaluated subsequent events through the time of the filing of its Annual Report on Form 10K.  As of the time of filing, there were no material, reportable subsequent events.

235 Peachtree Street, NE Suite 1800 Atlanta, GA 30303	404 588 4200 wipfli.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Peoples Financial Corporation

Biloxi, Mississippi

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of condition of Peoples Financial Corporation and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2022, and changes in shareholders’ equity for each of the two years in the period ended December 31, 2022, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Estimate of allowance for loan losses – reserves related to loans collectively evaluated for impairment

As described in Notes A and C to the financial statements, the Company’s allowance for loan losses (“ALL”) totaled $3,109,000 relating to loans collectively evaluated for impairment (general reserve). The Company estimated the general reserve using the historical loss method which utilizes historical loss rates of pools of loans with similar risk characteristics applied to the respective loan pool balances. These amounts are then adjusted for certain qualitative factors related to current economic and general conditions currently observed by management.

We identified the estimate of the general reserve portion of the ALL as a critical audit matter because auditing this portion of the ALL required significant auditor judgment and involved significant estimation uncertainty requiring industry knowledge and experience.

The primary audit procedures we performed to address this critical audit matter included:

●	We tested the completeness and accuracy of the data used by management to calculate historical loss rates.
●

We tested the completeness and accuracy of the data used by management in determining qualitative factor adjustments, including the reasonable and supportable factors, by agreeing them to internal and external information.

●	We analyzed the qualitative factors in comparison to historical periods to evaluate the directional consistency in relation to the Company’s loan portfolio and local economy.

We have served as the Company’s auditor since 2006.

Atlanta, Georgia

March 15, 2023

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2022, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting
An evaluation was performed with respect to the first quarter of 2022, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, because a previously reported material weakness in the Company’s internal control over financial reporting related to a low-income housing partnership had not been fully remediated by March 31, 2022, the Company’s disclosure controls and procedures were not considered to be fully effective as of that date. The material weakness in the Company’s internal control over financial reporting and the Company’s remediation measures are described under Item 4 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2022, which is incorporated herein by reference. We believe the actions described in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2022, were sufficient to remediate the identified material weakness and strengthen our internal control over financial reporting for low- income housing partnerships and that the material weakness in the Company’s internal controls over financial reporting for low-income housing partnerships was fully remediated prior to December 31, 2022.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company’s management, including our Chief Executive Officer and Chief Financial Officer, identified prior to December 31, 2022, a material weakness related to the Company’s internal control over financial reporting for deprecation related to bank premises and equipment and recorded a related error correction in previously issued financial statements.

Even though the Company has concluded that this error did not create any material misstatement to previously issued financial statements for any prior periods, the current period or the trend in earnings, the material weakness that caused the error, had it not been corrected, could have resulted in a future failure to estimate deprecation for bank premises and equipment that could create a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Remediation Measures

To address the material weakness described above the Company has designed and implemented new and enhanced controls to ensure that: (i) reasonable estimates are used for depreciation on bank premises and equipment (ii) sub-ledger calculations of deprecation on bank premises and equipment are reconciled each period to general ledger amounts, and (iii) in-house accounting personnel have training to ensure they have the relevant expertise related to such estimates to the extent necessary to account for any similar estimates made or used in the future.

We believe the actions described above were sufficient to remediate the identified material weakness and strengthen our internal control over financial reporting for depreciation of bank premises and equipment, and that the material weakness in the Company’s internal controls over financial reporting for deprecation of bank premises and equipment was fully remediated prior to December 31, 2022.

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

Management of the Company, including its Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of internal control over financial reporting as of December 31, 2022, using the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our assessment included a review of the documentation of controls, evaluations of the design of the internal control system and tests of operating effectiveness of the internal controls. Based on the assessment, management has concluded that the Company had effective internal control over financial reporting as of December 31, 2022.

/s/ Chevis C. Swetman Chevis C. Swetman Chairman, President and Chief Executive Officer March 15, 2023	/s/ Leslie B. Fulton Leslie B. Fulton Chief Financial Officer March 15, 2023

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as provided below, the information required by this item will be contained in Sections II, III, VIII and IX of our definitive proxy statement to be filed on March 15, 2023, relating to our 2023 Annual Meeting of stockholders to be April 26, 2023, and is incorporated herein by reference.

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

ITEM 11 - EXECUTIVE COMPENSATION

The information in Section VI contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 26, 2023 which will be filed by the Company in definitive form with the Commission on March 15, 2023, is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in Sections IV and V contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 26, 2023, which was filed by the Company in definitive form with the Commission on March 15, 2023, is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information in Sections III and VII contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 26, 2023, which will be filed by the Company in definitive form with the Commission on March 15, 2023, is incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

The information in Section II and Section XI contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 26, 2023, which will be filed by the Company in definitive form with the Commission on March 15, 2023, is incorporated herein by reference.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Index of Financial Statements:

See Item 8.

(a) 2. Index of Financial Statement Schedules:

All other schedules have been omitted as not applicable or not required or because the information has been included in the financial statements or applicable note.

(a) 3. Index of Exhibits:

	Description	Incorporated by Reference to Registration or File Number	Form of Report	Date of Report	Exhibit Number in Report
(99.1)	Asset Purchase Agreement By and Between Trustmark National Bank and The Peoples Bank	001-12103	8-K	8/15/2022	99.1
(3.1)	Articles of Incorporation	001-12103	10-K	12/31/2021	3.1
(3.2)	Amended and Restated Bylaws	001-12103	8-K	11/22/2022	3.2
(4.1)	Description of Common Stock	001-12103	10-K	12/31/2021	4.1
(10.1)	Description of Automobile Plan	0-30050	10-K	12/31/2003	10.1
(10.2)	Directors' Deferred Income Plan Agreements	0-30050	10-K	12/31/2003	10.2
(10.3)	Executive Supplemental Income Plan Agreement - Chevis C. Swetman	001-12103	10-Q	9/30/2007	10.2
(10.4)	Executive Supplemental Income Plan Agreement - A. Wes Fulmer	001-12103	10-Q	9/30/2007	10.3
(10.6)	Split Dollar Agreements	0-30050	10-K	12/31/2003	10.4
(10.7)	Deferred Compensation Plan	001-12103	10-Q	9/30/2007	10.1
(10.8)	Description of Stock Incentive Plan	33-15595	10-K	12/31/2001	10.6
(10.9)	Description of Bonus Plan	001-12103	10-Q	9/30/2010	10.1
(21)	Subsidiaries of the registrant (P)	33-15595	10-K	12/31/1988	22

(23.1)	Consent of Independent Registered Public Accounting Firm - Wipfli LLP*
(31.1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 *
(31.2)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 *
(32.1)	Certification of Principal Executive Officer Pursuant to 18 U.S.C. ss. 1350*
(32.2)	Certification of Principal Financial Officer Pursuant to 18 U.S.C. ss. 1350*
(101)	The following materials from the Company’s 2022 Annual Report to Shareholders, formatted in iXBRL (inline Extensible Business Reporting Language): (i) Consolidated Statements of Condition at December 31, 2022 and 2021, (ii) Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2022, 2021 and 2020, (iv) Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2022 and 2021, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020 and (vi) Notes to the Consolidated Financial Statements for the year ended December 31, 2022, 2021 and 2020 *
(104)	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

* Filed Herewith.
(P) Paper filing.

ITEM 16 – FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL CORPORATION

(Registrant)

Date:	March 15, 2023

BY:	/s/ Chevis C. Swetman
Chevis C. Swetman, Chairman of the Board
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	March 15, 2023

BY:	/s/ Chevis C. Swetman
Chevis C. Swetman, Chairman, President and CEO
(principal executive officer)

BY:	/s/ Ronald G. Barnes	BY:	/s/ Padrick D. Dennis
Date:	March 15, 2023	Date:	March 15, 2023
	Ronald G. Barnes, Director		Padrick D. Dennis, Director

BY:	/s/ Jeffrey H. O’Keefe	BY:	/s/ Paige Reed Riley
Date:	March 15, 2023	Date:	March 15, 2023
	Jeffrey H. O’Keefe, Director		Paige Reed Riley, Director

BY:	/s/ George J. Sliman, III	BY:	/s/ Leslie B. Fulton
Date:	March 15, 2023	Date:	March 15, 2023
	George J. Sliman, III, Director		Leslie B. Fulton, Chief Financial Officer
(principal financial and accounting officer)