Form 10-Q
period 2023-03-31
PEOPLES FINANCIAL CORP /MS/
filed 2023-05-15
CIK 770460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	001-12103

PEOPLES FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Mississippi	64-0709834
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Lameuse and Howard Avenues, Biloxi, Mississippi	39533
(Address of principal executive offices)	(Zip Code)

(228) 435-5511

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	PFBX	None

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date. Peoples Financial Corporation has only one class of common stock authorized. At April 28, 2023, there were 15,000,000 shares of $1 par value common stock authorized, with 4,678,186 shares issued and outstanding.

Part 1 – Financial Information

Item 1: Financial Statements

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition

(in thousands except share data)

	March 31, 2023	December 31, 2022
	(unaudited)	(audited)

Assets
Cash and due from banks	$69,955	$32,836

Available for sale securities	348,843	350,168

Held to maturity securities, fair value of $269,446 at March 31, 2023; $180,050 at December 31, 2022	283,037	195,217

Other investments	350	350

Federal Home Loan Bank Stock, at cost	2,197	2,175

Loans	236,698	237,878

Less: Allowance for loan losses	3,273	3,338

Loans, net	233,425	234,540

Bank premises and equipment, net of accumulated depreciation	19,130	18,499

Other real estate	259	259

Accrued interest receivable	3,446	3,274

Cash surrender value of life insurance	20,925	20,768

Intangible asset	585	600

Other assets	3,176	2,953

Total assets	$985,328	$861,639

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition (continued)

(in thousands except share data)

	March 31, 2023	December 31, 2022
	(unaudited)	(audited)
Liabilities and Shareholders' Equity
Liabilities:

Deposits:

Demand, non-interest bearing	$218,437	$198,097

Savings and demand, interest bearing	645,417	546,565

Time, $250,000 or more	7,748	8,773

Other time deposits	30,841	32,345

Total deposits	902,443	785,780

Borrowings from Federal Home Loan Bank	-	-

Employee and director benefit plans liabilities	19,284	19,198

Other liabilities	814	1,467

Total liabilities	922,541	806,445

Shareholders' Equity:
Common stock, $1 par value, 15,000,000 shares authorized, 4,678,186 shares issued and outstanding at March 31, 2023 and December 31, 2022	4,678	4,678

Surplus	65,780	65,780

Undivided profits	33,696	31,154

Accumulated other comprehensive loss	(41,367)	(46,418)

Total shareholders' equity	62,787	55,194

Total liabilities and shareholders' equity	$985,328	$861,639

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Income

(in thousands except per share data) (unaudited) (restated)

	Three Months Ended March 31,
	2023	2022
Interest income:

Interest and fees on loans	$2,977	$2,694

Interest and dividends on securities:

U.S. Treasuries	1,661	231

Mortgage-backed securities	918	533

Collateralized mortgage obligations	840	274

States and political subdivisions	1,106	1,167

Other investments	28	1

Interest on balances due from depository institutions	907	39

Total interest income	8,437	4,939

Interest expense:

Deposits	1,378	153

Borrowings from Federal Home Loan Bank	9	6

Total interest expense	1,387	159

Net interest income	7,050	4,780

Provision for credit losses	15	25

Net interest income after provision for allowance for credit losses	$7,035	$4,755

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Income (continued)

(in thousands except per share data) (unaudited) (restated)

	Three Months Ended March 31,
	2023	2022
Non-interest income:

Trust department income and fees	$590	$444

Service charges on deposit accounts	869	891

Increase in cash surrender value of life insurance	115	125

Other income	133	134

Total non-interest income	1,707	1,594

Non-interest expense:

Salaries and employee benefits	2,867	2,642

Net occupancy	463	482

Equipment rentals, depreciation and maintenance	663	734

FDIC and state banking assessments	116	108

Data processing	342	354

ATM expense	241	307

Other real estate (income) expense	(10)	(9)

Legal expense	129	102

Other expense	861	705

Total non-interest expense	5,672	5,425

Income before income taxes	3,070	924

Income tax expense	447	-

Net income	$2,623	$924

Basic and diluted earnings per share	$.56	$.20
Dividends declared per share	$-	$.09

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands) (unaudited) (restated)

	Three Months Ended March 31,
	2023	2022

Net income	$2,623	$924

Other comprehensive income (loss):

Net unrealized (loss) on available for sale securities	5,051	(19,334)

Total other comprehensive income (loss)	5,051	(19,334)

Total comprehensive income (loss)	$7,674	$(18,410)

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands except share data) (unaudited) (restated)

					Accumulated
	Number of				Other
	Common	Common		Undivided	Comprehensive
	Shares	Stock	Surplus	Profits	Income (loss)	Total

Balance, January 1, 2022	4,678,186	$4,678	$65,780	$23,102	$(1,831)	$91,729
Net income				924		924

Other comprehensive loss					(19,334)	(19,334)

Dividend declared ($ .09 per share)				(421)		(421)

Balance, March 31, 2022	4,678,186	$4,678	$65,780	$23,605	$(21,165)	$72,898

Balance, January 1, 2023	4,678,186	$4,678	$65,780	$31,154	$(46,418)	$55,194

Cumulative effect of accounting change				(81)		(81)

Total shareholders' equity at beginning of period, as adjusted	4,678,186	4,678	65,780	31,073	(46,418)	55,113

Net income				2,623		2,623

Other comprehensive loss					5,051	5,051

Balance, March 31, 2023	4,678,186	$4,678	$65,780	$33,696	$(41,367)	$62,787

Note: Balances as of January 1, 2022 and 2023 were audited.

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands) (unaudited) (restated)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$2,623	$924

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	369	404

Provision for allowance for credit losses	15	25

Gain on sales of other real estate	-	(33)

Amortization of intangible asset	15	-

(Accretion) Amortization of available for sale securities	(21)	210

(Accretion) Amortization of held to maturity securities	(731)	129

Change in accrued interest receivable	(172)	(151)

Increase in cash surrender value of life insurance	(115)	(125)

Change in deferred tax expense	315	-

Change in other assets	(539)	(91)

Change in employee and director benefit plan liabilities and other liabilities	(567)	(633)
Net cash provided by operating activities	$1,192	$659

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(in thousands) (unaudited) (restated)

	Three Months Ended March 31,
	2023	2022
Cash flows from investing activities:
Proceeds from maturities of available for sale securities	$17,048	$6,057

Purchases of available for sale securities	(10,651)	(29,699)

Proceeds from maturities of held to maturity securities	65,899	2,195

Purchases of held to maturity securities	(153,070)	-

Purchases of Federal Home Loan Bank stock	(22)	-

Proceeds from sales of other real estate	-	914

Loans, net change	1,100	(1,904)

Acquisition of bank premises and equipment	(999)	(216)

Investment in cash surrender value of life insurance	(41)	(42)
Net cash used in investing activities	(80,736)	(22,695)
Cash flows from financing activities:
Demand and savings deposits, net change	119,192	122,531

Time deposits, net change	(2,529)	19,578

Borrowings from Federal Home Loan Bank	25,600	-

Repayments to Federal Home Loan Bank	(25,600)	(15)

Cash dividends	-	(421)

Net cash provided by financing activities	116,663	141,673
Net increase in cash and cash equivalents	37,119	119,637
Cash and cash equivalents, beginning of period	32,836	49,991
Cash and cash equivalents, end of period	$69,955	$169,628

See Notes to Consolidated Financial Statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the three Months Ended March 31, 2023 and 2022

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Basis of Presentation:

Peoples Financial Corporation (the “Company”) is a one-bank holding company headquartered in Biloxi, Mississippi. The Company has two subsidiaries, PFC Service Corp., an inactive company, and The Peoples Bank, Biloxi, Mississippi (the “Bank”). The Bank provides a full range of banking, financial and trust services to state, county and local government entities and individuals and small and commercial businesses operating in those portions of Mississippi, Louisiana and Alabama which are within a fifty-mile radius of the Waveland, Wiggins and Gautier branches, the Bank’s three most outlying locations (the “trade area”).

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the financial position of the Company and its subsidiaries as of March 31, 2023 and March 31, 2022 the results of their operations and their cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2022 Annual Report and Form 10-K.

CRITICAL ACCOUNTING POLICIES

The results of operations for the quarter ended March 31, 2023, are not necessarily indicative of the results to be expected for the full year.

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

The Company’s loan portfolio segments as of March 31, 2023 and December 31, 2022 were as follows:

Real Estate Loans:

Residential-Residential mortgage loans are susceptible to weakening general economic conditions, increases in unemployment rates, and declining real estate values.

Construction-Risk common to commercial construction loans are cost overruns, changes in market demand for property, inadequate long-term financing arrangements, and declines in real estate values. Residential construction loans are susceptible to those same risks as well as those associated with residential mortgage loans. Changes in market demand for property could lead to longer marketing times resulting in higher carrying costs, declining values, and higher interest rates.

Nonresidential-Risks to this loan category include industry concentration and the inability to monitor the condition of collateral. Declines in general economic conditions and other events can cause cash flows to fall to levels insufficient to service debt. Also, declines in real estate values and lack of suitable alternative use for the properties. These loans are also susceptible to declines in occupancy rates, business failure, and general economic conditions.

Commercial and Industrial-Risk to this loan category include industry concentration and the practical limitations associated with monitoring the condition of the collateral which often consists of inventory, accounts receivable, and other non-real estate assets. Equipment and inventory obsolescence can also pose a risk. Declines in general economic conditions and other events can cause cash flows to fall to levels insufficient to service debt.

Other-Risk common to these loans include regulatory risks, unemployment, and changes in local economic conditions as well as the inability to monitor collateral consisting of personal property.

Revision of Prior Period Financial Statements – During 2022, the Company recorded an error correction related to the Company’s accounting for bank premises and equipment. While reviewing the Company’s accruals for depreciation related to certain bank premises and equipment, the Company noticed that it had been over-accruing depreciation expenses beginning in 2006, causing expenses and the accumulation of depreciation in prior periods that were more than what should have been recorded under GAAP.

The error at each period end represented 3% or less of our shareholders' equity in all prior periods, and the aggregate net effect of the error correction on shareholders’ equity was minimal. In accordance with the guidance set forth in SEC Staff Accounting Bulletin 99, Materiality, and SEC Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financials, the Company concluded that the error was not material, to any prior periods, the current period or the trend in earnings from a quantitative and qualitative perspective. However, correcting the cumulative effect of the error in the current period would have resulted in a material misstatement in the current period and, as such, the Company has revised its previously reported financial information contained in our quarterly report on Form 10-Q for the quarter ended March 31, 2022, to correct the immaterial error. The Company will also revise previously reported financial information for this immaterial error in future filings, as applicable.

Revised Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2022 (in thousands):

	Three Months Ended March 31, 2022
	As Reported	Adjustment	As Revised

Beginning balance undivided profits	$20,911	$2,191	$23,102
Beginning balance total shareholders' equity	89,538	2,191	91,729
Ending balance undivided profits	21,377	2,228	23,605
Ending balance total shareholders' equity	70,670	2,228	72,898

 Revised Consolidated Income Statements for the three months ended March 31, 2022 (in thousands):

	Three Months Ended March 31, 2022
	As Reported	Adjustment	As Revised

Non-Interest Expense	$5,462	$(37)	$5,425
Net Income	887	37	924
Basic and diluted earnings (loss) per share	0.19	0.01	0.20

Accounting Standards Update –In March 2023, the Financial Accounting Standards Board issued Accounting Standards Update 2023-02 (“ASU 2023-02”), Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. ASU 2023-02 allows reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. Reporting entities were previously permitted to apply the proportional amortization method only to qualifying tax equity investments in low-income housing tax credit (LIHTC) structures. The amendments in ASU 2023-02 apply to all reporting entities that hold (1) tax equity investments that meet the conditions for and elect to account for them using the proportional amortization method or (2) an investment in a LIHTC structure through a limited liability entity that is not accounted for using the proportional amortization method. Additionally, the disclosure requirements apply to investments that generate income tax credits and other income tax benefits from a tax credit program for which the entity has elected to apply the proportional amortization method (including investments within that elected program that do not meet the conditions to apply the proportional amortization method). For public business entities, the amendments in ASU 2023-02 are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted for all entities in any interim period. If an entity adopts the amendments in an interim period, it should adopt them as of the beginning of the fiscal year that includes that interim period. Management has evaluated the impact of the adoption of this standard and determined there would be no impact to the Company’s consolidated financial position or results of operations.

In March 2022, the FASB issued ASU 2022-02, "Financial Instruments: Credit Losses (Topic 326) - Troubled Debt Restructurings and Vintage Disclosures." The amendments in this update cover two issues: (1) the elimination of TDR recognition and measurement guidance as prescribed by ASC 310-40 and, instead, require that an entity evaluate (consistent with the accounting for other loan modifications) whether the modification represents a new loan or a continuation of an existing loan. The amendments enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty; and, (2) for public business entities, the requirement that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investment in leases within the scope of Subtopic 326-20. Gross write-off information must be included in the vintage disclosures required for public business entities in accordance with paragraph 326-20-50-6, which requires that an entity disclose the amortized cost basis of financing receivables by credit quality indicator and class of financing receivable by year of origination.

The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For the elimination of recognition and measurement guidance on troubled debt restructurings by creditors in Subtopic 310-40, an entity may elect to apply a modified retrospective transition by means of a cumulative-effect adjustment to the opening retained earnings as of the beginning of the fiscal year of adoption, or a prospective approach applied to modifications occurring after the date of adoption. The remainder of amendments should be applied prospectively. The Company adopted this standard effective January 1, 2023 on a prospective basis for all amendments. The adoption of this standard is not material to the Company’s consolidated financial position or results of operations.

On January 1, 2023, the Company adopted Accounting Standards Codification (“ASC”) 326, “Financial Instruments – Credit Losses,” more commonly referred to as CECL, on a modified retrospective basis. The provisions of this guidance require a material change to the manner in which the Company estimates and reports losses on financial instruments, including loans and unfunded lending commitments, select securities and other assets carried at amortized cost. Results for reporting periods beginning after January 1, 2023 are presented under ASC 326, while prior period amounts continue to be reported in accordance with previously applicable GAAP. Changes to the Company’s accounting policies related to CECL are described below. There were no other material changes or developments during the reporting period with respect to methodologies that the Company uses when applying what management believes are critical accounting policies and developing critical accounting estimates as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2022.

Reclassification-Certain items previously reported have been reclassified to conform to the current year’s reporting format due to the adoption of CECL.

The Company has adopted the CECL (Current Expected Credit Losses) methodology for estimating allowances for credit losses effective January 1, 2023. Under CECL, the allowance for credit losses (ACL) is a valuation account, measured as the difference between the Bank’s amortized cost basis and the net amount expected to be collected on the financial assets (i.e., lifetime credit losses). The CECL methodology described in FASB Accounting Standards Update (ASU) 2016-13, Financial Instruments—Credit Losses (Topic 326), applies to financial assets measured at amortized cost, and off-balance-sheet credit exposures (collectively, financial assets) including: financing receivables such as loans held for investment, held to maturity debt securities, off-balance-sheet credit exposures (unfunded commitments) including off-balance sheet loan commitments; standby letters of credit; and other similar instruments.

In general, the Bank uses a broad range of data to estimate expected credit losses under CECL, including information about past events, current conditions, and reasonable and supportable forecasts relevant to assessing the collectability of the cash flows of financial assets. The following represents an overview of key factors regarding CECL: CECL requires the Bank to measure expected credit losses on financial assets carried at amortized cost on a collective or pool basis when similar risk characteristics exist. The Bank has determined that Call Report categories will be utilized, and Management will maintain the option to further segment the portfolio if we deem it beneficial to the analysis.

As stated above, CECL also applies to held to maturity debt securities since they are carried at amortized cost and are within the scope of the standard. Therefore, it is the responsibility of management to establish any required allowances for credit losses on the Bank’s held to maturity debt securities as of the date the Bank adopts CECL and to maintain such allowances thereafter. Because CECL requires the Bank to measure expected credit losses on a collective or pool basis when similar risk characteristics exist, held to maturity debt securities that share similar risk characteristics are collectively assessed for credit losses.

Estimation Methods for Expected Credit Losses-Accounting Standards Codification (“ASC”) 326, “Financial Instruments-Credit Losses,” does not require the use of a specific loss estimation method for purposes of determining ACLs. Various methods may be used to estimate the expected collectability of financial assets, with those methods generally applied consistently overtime. The same loss estimation method does not need to be applied to all financial assets. Loss-rate methods can involve a variety of approaches, and Management incorporates the methods below:

Open Pool or Snapshot Method

The starting point for the calculation consists of assets that are outstanding at the end of a given time frame and are made up of assets that were originated in various years. Additional assets may be added to pools of loans under an open pool method.

Weighted Average Remaining Maturity (WARM) Method

A loss-rate method that estimates expected credit losses over the remaining life of the financial assets and uses a weighted average of the assets’ contractual terms to estimate the pool’s remaining contractual term. The WARM method uses average annual net charge-off rates and the amortization adjusted remaining life plus qualitative adjustments to estimate the ACLs.

Qualitative Factor Adjustments

The estimation of ACLs is to reflect consideration of all significant factors relevant to the expected collectability of the Bank’s financial assets as of the reporting date. Management begins their expected credit loss estimation process by determining the Bank’s historical loss information or utilizing reliable and relevant peer group (UPBR, State, custom) historical loss proxy data for each segment of financial assets with similar risk characteristics.

Management is to consider the need to qualitatively adjust expected credit loss estimates for information not already captured in the loss estimation process. These qualitative factor adjustments may increase or decrease management’s estimate of expected credit losses.

Historical loss experience generally provides a quantitative starting point for Management’s estimate of expected credit losses. Consistent with FASB ASU Topic 326, Management must consider relevant qualitative factors that may cause the CECL estimate of the financial asset portfolio as of the evaluation date to differ from the historical loss experience.

Management is to consider the qualitative factors that are relevant to the Bank as of the reporting date, which may include but are not limited to the:

1.	Nature and volume of the Bank’s financial assets.
2.	Existence, growth, and effect of any concentrations of credit.
3.

Volume and severity of past due financial assets, the volume of nonaccrual assets, and the volume and severity of adversely classified or graded assets. Adversely classified or graded loans are loans rated “substandard” (or its equivalent) or worse under the institution’s loan classification system.

4.	Value of the underlying collateral for loans that are not collateral dependent.
5.	Bank’s lending policies and procedures, including changes in underwriting standards and practices for collections, write-offs, and recoveries.
6.	Quality of the Bank’s credit review function.
7.	Experience, ability, and depth of the Bank’s lending, investment, collection, and other relevant management and staff.
8.	Effect of other external factors such as the regulatory, legal, and technological environments, competition, and events such as natural disasters.
9.

Actual and expected changes in international, national, regional, and local economic and business conditions and developments in which the institution operates that affect the collectability of financial assets. Changes in economic and business conditions and developments included in qualitative factor adjustments are limited to those that affect the collectability of the Bank’s financial assets and are relevant to the Bank’s financial asset portfolios. For example, an economic factor for current or forecasted unemployment at the national or state level may indicate a strong job market based on low national or state unemployment rates, but a local unemployment rate, which may be significantly higher because of the actual or forecasted loss of a major local employer, may be more relevant to the collectability of an institution’s financial assets.

For reporting periods beginning on or after January 1, 2023, the Allowance for Credit Losses (ACL) is comprised of the Allowance for Loan and Lease Losses (ALLL), a valuation account available to absorb losses on loans and leases held for investment, and the Reserve for Unfunded Lending Commitments, a liability established to absorb credit losses for the expected life of the contractual term of on and off-balance sheet exposures as of the date of the determination. As stated above, quarterly, management estimates losses in the portfolio and unfunded exposures based on a number of factors, including the Company’s and peer’s past loan loss experience, known and potential risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay, the estimated value of any underlying collateral, and current and forecasted economic conditions. The length of time in the economic forecast is up to two years. The analysis and methodology used for estimating the ACL includes two primary elements: a collective approach for pools of loans that have similar risk characteristics and a specific reserve analysis for credits individually evaluated for credit loss. The methodology used by the Company is the weighted average remaining maturity or (“WARM”) method. The method uses comparable historical lookback periods as proxies for projecting future trends, and employs a qualitative (“Q”) factor component in the projections which represents expected differences in current and forecasted conditions from historical loss information or conditions. The main methodology approach includes comparable risk pools which are segregated by call report loan category, unadjusted loss estimation which is a combination of open pool/snapshot and weighted average remaining maturity, comparable or “look back” periods of about six years, which the Company choses to best approximate the expected future loss environment for the WARM time period and also utilizes peer data loss experiences.

For the collective approach, the Company segments loans into real estate-residential, real estate-nonresidential, real estate-construction and land development, commercial and industrial, and consumer/other, with further segmentation by region and sub-portfolio, as deemed appropriate. Both quantitative and qualitative factors are applied at the portfolio segment levels. The Company applies the practical expedient that permits the exclusion of the accrued interest receivable balance from amortized cost basis of financing receivables.

The Company applies the expected future loss rate for each loan portfolio segment to each of the bank’s segments to calculate the allowance for credit losses.

CECL also requires capturing estimated credit losses on unfunded commitments that meet certain criteria. Management starts with current gross unfunded commitment levels by category as reported on the call report and then subtracts any unconditionally cancellable amounts, which are not subject to CECL reserve requirements to produce net unfunded commitment levels, as well as consideration of the likelihood of funding. Any allowance for off balance sheet exposures is reported as an other liability on the Consolidated Statement of Condition and is increased or decreased via the provision for credit losses account on the Consolidated Statement of Income.

The initial default loss rates are then estimated by taking expected future lifetime loss rates of the loan categories that are included in each unfunded commitment segment and dividing the lifetime rate by their respective WARMs to derive an annual loss rate estimate.

The Company elected not to measure an allowance for accrued interest receivable and instead elected to reverse interest income on loans that are placed on nonaccrual status, which is generally when the loan becomes 90 days past due, or earlier if management believes the collection of interest is doubtful. Management believes this policy results in the timely reversal of uncollectible interest.

The Company establishes specific reserves using an individually evaluated approach for nonaccrual loans, loans modified in troubled debt restructures, loans for which a troubled debt restructure is reasonably expected, and other financial instruments that are deemed to not share risk characteristics with other collectively evaluated financial assets. For loans individually evaluated, a specific allowance is recognized for any shortfall between the loan’s value and its recorded investment. The loan’s value is measured by either the loan’s observable market price, the fair value of the collateral of the loan (less liquidation costs) if it is collateral dependent, or by the present value of expected future cash flows discounted at the loan’s effective interest rate. The Company applies the practical expedient and defines collateral dependent loans as those where the borrower is experiencing financial difficulty and on which repayment is expected to be provided substantially through the operation or sale of the collateral.

The CECL standard also requires an assessment of the Company’s held to maturity debt securities for expected credit losses and the available for sale debt securities for credit-related impairment. The Company applies the practical expedient to exclude the accrued interest receivable balance of $1,178,000 from the amortized cost basis of financing receivables and held to maturity debt securities. The allowance for credit losses on held to maturity debt securities is estimated at the individual security level when there is a more than inconsequential risk of default. A separate contra valuation account is available to absorb losses on securities. The allowance for credit loss is limited to the amount by which the fair value is less than the amortized cost basis. The Company evaluates credit impairment on available for sale debt securities at an individual security level. This evaluation is done for securities whose fair value is below amortized cost with a more than inconsequential risk of default and where the Company has assessed the decline in fair value is significant enough to suggest a credit event occurred. Credit events are generally assessed based on adverse conditions specifically related to the security, an industry, or geographic area, changes in the financial condition of the issuer of the security, or in the case of an asset-backed debt security, changes in the financial condition of the underlying loan obligors. The allowance for credit losses for such securities is measured using a discounted cash flow methodology, through which management compares the present value of expected cash flows with the amortized cost basis of the security. The allowance for credit loss is limited to the amount by which the fair value is less than the amortized cost basis. If the Company intends to sell the debt security, or more likely than not will be required to sell the security before recovery of its amortized cost basis, the security is charged down to fair value against the allowance for credit losses, with any incremental impairment reported in earnings.

The calculation of the allowance for credit losses under CECL is performed using two primary approaches: a collective approach for pools of loans that have similar risk characteristics using a loss rate analysis, and a specific reserve analysis for credits individually evaluated.

The Company reassess the credit losses at each reporting period and records subsequent changes in the allowance for credit losses on loans, unfunded commitments and securities with a corresponding adjustment recorded in the provision for credit loss expense.

The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance-sheet credit exposures. Upon adoption, the Company recognized an after-tax cumulative effect reduction to retained earnings totaling $81,000, as detailed in the table below. Operating results for periods after January 1, 2023 are presented in accordance with ASC 326 while prior period amounts continue to be reported in accordance with previously applicable standards and the accounting policies described in our 2022 Form 10-K.

The following table details the impact of the adoption of ASC 326 on the allowance for credit losses as of January 1, 2023 (in thousands).

	January 1, 2023
	Pre-Adoption Allowance	Impact of Adoption	Post-Adoption Allowance	Cumulative Effect on Retained Earnings

Securities held to maturity:
U.S. Treasuries	$-	$-	$-	$-
States and political subdivisions	-	41	41	(32)
Total	$-	$41	$41	$(32)
Loans:
Real Estate, residential	$913	$396	$1,309	$(313)
Real Estate, construction	392	(58)	334	46
Real Estate, non-residential	1,639	(215)	1,424	170
Commerical & Industrial	143	(84)	59	66
Consumer/Other	251	(49)	202	39
Total	$3,338	$(10)	$3,328	$8
Off-balance-sheet credit exposures	$-	$72	$72	$(57)

2. Earnings Per Share:

Per share data is based on the weighted average shares of common stock outstanding of 4,678,186 for the three months ended March 31, 2023 and 2022, respectively.

3. Statements of Cash Flows:

The Company has defined cash and cash equivalents as cash and due from banks. The Company paid $1,358,101 and $158,300 for the three months ended March 31, 2023 and 2022, respectively, for interest on deposits and borrowings. No income tax payments were made during the three months ended March 31, 2023 and 2022. No loans were transferred to other real estate during the three months ended March 31, 2023 and 2022.

4.  Investments:

Effective January 1, 2023, in conjunction with the adoption of CECL, and again at March 31, 2023, the Company evaluated credit impairment for individual securities available for sale whose fair value was below amortized cost with a more than inconsequential risk of default and where the Company had assessed the decline in fair value significant enough to suggest a credit event occurred. There were no securities that met the criteria of a credit loss event and therefore, no allowance for credit loss was recorded for either period. The Company also evaluated impairment for individual securities held to maturity and determined an allowance for credit loss of $41,000 should be established as of January 1, 2023. No additional impairment was recorded as of March 31, 2023.

The amortized cost, fair value and allowance for credit losses related to securities at March 31, 2023 and December 31, 2022, are as follows (in thousands):

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Estimated
March 31, 2023	Cost	Gains	Losses	Losses	Fair Value
Available for sale securities:
U.S. Treasuries	$118,634	$22	$(8,991)	$-	$109,665

Mortgage-backed securities	58,393	31	(4,391)	-	54,033

Collateralized mortgage obligations	112,199	-	(7,337)	-	104,862

States and political subdivisions	102,325	1	(22,043)	-	80,283
Total available for sale securities	$391,551	$54	$(42,762)	$-	$348,843

		Gross	Gross		Allowance	Net
	Amortized	Unrealized	Unrealized	Estimated	for Credit	Carrying
March 31, 2023	Cost	Gains	Losses	Fair Value	Losses	Amount
Held to maturity securities:
U.S. Treasuries	$183,215	$230	$(958)	$182,487	$-	$183,215

States and political subdivisions	99,863	50	(12,954)	86,959	(41)	99,822
Total held to maturity securities	$283,078	$280	$(13,912)	$269,446	$(41)	$283,037

		Gross	Gross	Allowance	Net
	Amortized	Unrealized	Unrealized	for Credit	Carrying
December 31, 2022	Cost	Gains	Losses	Losses	Amount
Available for sale securities:

U.S. Treasuries	$118,782	$-	$(10,414)	$-	$108,368

Mortgage-backed securities	61,280	36	(4,877)	-	56,439

Collateralized mortgage obligations	115,436	-	(8,059)	-	107,377

States and political subdivisions	102,428	2	(24,446)	-	77,984
Total available for sale securities	$397,926	$38	$(47,796)	$-	$350,168

		Gross	Gross		Allowance	Net
	Amortized	Unrealized	Unrealized	Estimated	for Credit	Carrying
December 31, 2022	Cost	Gains	Losses	Fair Value	Losses	Amount
Held to maturity securities:
U.S. Treasuries	$94,339	-	$(1,288)	$93,051	-	$94,339

States and political subdivisions	100,878	52	(13,931)	86,999	-	100,878
Total held to maturity securities	$195,217	$52	$(15,219)	$180,050	$-	$195,217

The allowance for credit losses on held to maturity securities is a contra-asset valuation account that is deducted from the amortized cost basis of held to maturity securities to present the net amount expected to be collected. With regard to U.S. Treasury securities issued by the U.S. government, or agencies thereof, it is expected that the securities will not be settled at prices less than the amortized cost bases of the securities as such securities are backed by the full faith and credit of and/or guaranteed by the U.S. government. Accordingly, no allowance for credit losses has been recorded for these securities. Management estimates the necessity of holding expected credit loss reserves for municipal holdings classified as held to maturity on a pooled basis. The company uses a standard probability of default/loss given default approach. The approach utilizes many inputs including enhanced and underlying ratings, maturity, issuer type/subtype, NAICS code, origination date, refunding status as well as state and region.

The following table details activity in the allowance for credit losses on held to maturity securities in the state and political subdivision category during the three months ended March 31,2023 (in thousands):

Beginning balance, prior to adoption of ASC 326	$-
Impact of adopting ASC 326	41
Credit loss expense (benefit)	-
Ending balance	$41

The amortized cost and fair value of debt securities at March 31, 2023 (in thousands), by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale securities:
Due in one year or less	$30,082	$29,958
Due after one year through five years	56,698	51,889
Due after five years through ten years	69,621	58,864
Due after ten years	64,558	49,237
Mortgage-backed securities	58,393	54,033
Collateralized mortgage obligations	112,199	104,862
Totals	$391,551	$348,843

Held to maturity securities:
Due in one year or less	$135,542	$135,448
Due after one year through five years	68,764	67,609
Due after five years through ten years	40,270	35,573
Due after ten years	38,502	30,816
Totals	$283,078	$269,446

Available for sale securities with gross unrealized losses for which an allowance for credit losses has not been recorded and held to maturity debt securities with gross unrealized losses for which an allowance for credit losses was recorded at January 31, 2023 and no additional allowance for credit losses was recorded at March 31, 2023 and December 31, 2022, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows (in thousands):

	Less Than Twelve Months		Over Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
March 31, 2023:
U.S. Treasuries	$198,290	$9,949	$-	$-	$198,290	$9,949
Mortgage-backed securities	2,151	43	42,041	4,348	44,192	4,391
Collateralized mortgage obligations	101,390	7,252	3,472	85	104,862	7,337
States and political subdivisions	133,627	28,038	29,114	6,959	162,741	34,997
TOTAL	$435,458	$45,282	$74,627	$11,392	$510,085	$56,674

December 31, 2022:
U.S. Treasuries	$132,113	$2,158	$64,533	$9,544	$196,646	$11,702
Mortgage-backed securities	25,234	1,755	21,850	3,122	47,084	4,877
Collateralized mortgage obligations	48,188	1,610	59,189	6,449	107,377	8,059
States and political subdivisions	50,025	7,581	110,881	30,796	160,906	38,377
TOTAL	$255,560	$13,104	$256,453	$49,911	$512,013	$63,015

At March 31, 2023, 33 of the 52 U.S. Treasury securities, 41 of the 47 mortgage-backed securities, 34 of the 34 collateralized mortgage obligations and 174 of the 193 securities issued by states and political subdivisions contained unrealized losses.

Management evaluates securities for other-than-temporary impairment on a monthly basis. In performing this evaluation, the length of time and the extent to which the fair value has been less than cost, the fact that the Company’s securities are primarily issued by U.S. Treasury and U.S. Government Agencies and the cause of the decline in value are considered. In addition, the Company does not intend to sell, and it is not more likely than not that it will be required to sell these securities before maturity. While some available for sale securities have been sold in prior periods for liquidity purposes or for gains, the Company has traditionally held its securities, including those classified as available for sale, until maturity. As a result of the evaluation of these securities, the Company has determined that the unrealized losses summarized in the tables above are not deemed to be other-than-temporary.

There were no sales of available for sale debt securities for the three months ended March 31, 2023 and March 31, 2022.

Securities with a fair value of $434,994,716 and $398,673,043 at March 31, 2023 and December 31, 2022, respectively, were pledged to secure public deposits, federal funds purchased and other balances required by law.

5. Loans:

Certain items previously reported have been reclassified to conform to the current year’s reporting format due to the adoption of CECL.

The composition of the loan portfolio at March 31, 2023 and December 31, 2022, is as follows (in thousands):

	March 31, 2023	December 31, 2022

Real estate, residential	$69,516	$67,512

Real estate, construction	26,827	30,146

Real estate, nonresidential	118,510	122,233

Commercial and industrial	14,303	10,497

Other	7,542	7,490

Total	$236,698	$237,878

The age analysis of the loan portfolio, segregated by class of loans, as of March 31, 2023 and December 31, 2022, is as follows (in thousands):

							Loans Past
							Due Greater
	Number of Days Past Due						Than 90
			Greater	Total		Total	Days &
	30 - 59	60 - 89	Than 90	Past Due	Current	Loans	Still Accruing
March 31, 2023:
Real estate, residential	$285	$146	$-	$431	$69,085	$69,516	$-
Real estate, construction	390	-	-	390	26,437	26,827	-
Real estate, nonresidential	84	228	1,014	1,326	117,184	118,510	-
Commercial and industrial	-	-	-	-	14,303	14,303	-
Other	34	7	-	41	7,501	7,542	-

Total	$793	$381	$1,014	$2,188	$234,510	$236,698	$-
December 31, 2022:
Real estate, residential	$34	$49	$-	$83	$67,429	$67,512	$-
Real estate, construction	79	2	-	81	30,065	30,146	-
Real estate, nonresidential	-	-	1,101	1,101	121,132	122,233	-
Commercial and industrial	-	-	-	-	10,497	10,497	-
Other	14	-	-	14	7,476	7,490	-

Total	$127	$51	$1,101	$1,279	$236,599	$237,878	$-

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

An analysis of the loan portfolio by loan grade, segregated by class of loans, as of March 31, 2023 and December 31, 2022, is as follows (in thousands):

	Loans With A Grade Of:
	A, B or C	S	D	E	F	Total
March 31, 2023:
Real estate, residential	$68,457	$74	$866	$119	$-	$69,516

Real estate, construction	26,417	299	92	19	-	26,827

Real estate, nonresidential	116,814	-	452	1,244	-	118,510

Commercial and industrial	14,303	-	-	-	-	14,303

Other	7,526	-	10	6	-	7,542

Total	$233,517	$373	$1,420	$1,388	$-	$236,698

December 31, 2022:
Real estate, residential	$66,490	$77	$822	$123	-	$67,512

Real estate, construction	30,115	-	2	29	-	30,146

Real estate, nonresidential	120,423	-	466	1,344	-	122,233

Commercial and industrial	10,497	-	-	-	-	10,497

Other	7,476	-	7	7	-	7,490

Total	$235,001	$77	$1,297	$1,503	$-	$237,878

Prior to 2020, certain loans were modified by granting interest rate concessions to these customers with such loans being classified as troubled debt restructurings. During 2023 and 2022, the Company did not restructure any additional loans. There were no specific reserves allocated to troubled debt restructurings as of March 31, 2023 and December 31, 2022, respectively. The Bank had no commitments to lend additional amounts to customers with outstanding loans classified as troubled debt restructurings as of March 31, 2023 and December 31, 2022.

The following tables further disaggregates credit quality disclosures by amortized cost by class and vintage for term loans and by revolving and revolving converted to amortizing as of March 31, 2023 (in thousands). The Company defines vintage as the later of origination, renewal or restructure date.

	Term Loans							Revolving
	Amortized Cost Basis by Origination Year							Loans
							Revolving	Converted to
	2023	2022	2021	2020	2019	Prior	Loans	Term Loans	Total
March 31, 2023:
Real Estate, Residential Loans:
A, B, or C	$3,269	$16,309	$12,677	$5,522	$5,764	$19,905	$4,773	$238	$68,457
S	-	-	-	-	-	74	-	-	74
D	-	134	-	-	-	732	-	-	866
E	-	-	-	-	20	99	-	-	119
F	-	-	-	-	-	-	-	-	-
Total Real Estate Residential Loans	$3,269	$16,443	$12,677	$5,522	$5,784	$20,810	$4,773	$238	$69,516

Real Estate, Construction Loans:
A, B, or C	$54	$3,491	$2,246	$2,086	$41	$4,404	$14,095	$-	$26,417
S	-	-	-	-	-	-	299	-	299
D	-	-	-	92	-	-	-	-	92
E	-	-	-	-	-	19	-	-	19
F	-	-	-	-	-	-	-	-	-
Total Real Estate, Construction Loans	$54	$3,491	$2,246	$2,178	$41	$4,423	$14,394	$-	$26,827

Real Estate,Nonresidential Loans:
A, B, or C	$-	$21,788	$11,500	$23,403	$6,017	$40,361	$13,745	$-	$116,814
S	-	-	-	-	-	-	-	-	-
D	-	-	-	-	-	452	-	-	452
E	-	-	-	-	-	1,244	-	-	1,244
F	-	-	-	-	-	-	-	-	-
Total Real Estate, Nonresidential Loans	$-	$21,788	$11,500	$23,403	$6,017	$42,057	$13,745	$-	$118,510

Commercial and industrial
A, B, or C	$131	$1,115	$960	$365	$2,949	$86	$8,697	$-	$14,303
S	-	-	-	-	-	-	-	-	-
D	-	-	-	-	-	-	-	-	-
E	-	-	-	-	-	-	-	-	-
F	-	-	-	-	-	-	-	-	-
Total Commercial and Industrial Loans	$131	$1,115	$960	$365	$2,949	$86	$8,697	$-	$14,303

Consumer/Other Loans
A, B, or C	$979	$2,034	$1,334	$913	$336	$439	$1,491	$-	$7,526
S	-	-	-	-	-	-	-	-	-
D	-	10	-	-	-	-	-	-	10
E	-	-	-	6	-	-	-	-	6
F	-	-	-	-	-	-	-	-	-
Total Consumer/Other Loans	$979	$2,044	$1,334	$919	$336	$439	$1,491	$-	$7,542

A loan may be impaired but not on nonaccrual status when the loan is well secured and in the process of collection. Total loans on nonaccrual as of March 31, 2023 and December 31, 2022, are as follows (in thousands):

	March 31, 2023	December 31, 2022

Real estate, residential	$87	$90

Real estate, nonresidential	1,244	1,344

Other	6	7

Total	$1,337	$1,441

The following tables further disaggregates nonaccrual disclosures by amortized cost by class and vintage for term loans and by revolving and revolving converted to amortizing as of March 31, 2023 (in thousands). The Company defines vintage as the later of origination, renewal or restructure date.

	Term Loans							Revolving
	Amortized Cost Basis by Origination Year							Loans
							Revolving	Converted to
	2023	2022	2021	2020	2019	Prior	Loans	Term Loans	Total
March 31, 2023:
Real estate, residential	$-	$-	$-	$-	$20	$67	$-	$-	$87
Real estate, construction	-	-	-	-	-	-	-	-	-
Real estate, nonresidential	-	-	-	-	-	1,244	-	-	1,244
Commercial and industrial	-	-	-	-	-	-	-	-	-
Consumer/Other	-	-	-	6	-	-	-	-	6
Total Loans on Nonaccrual	$-	$-	$-	$6	$20	$1,311	$-	$-	$1,337

Impaired loans, which include loans classified as nonaccrual and troubled debt restructurings, segregated by class of loans, as of March 31, 2023 and December 31, 2022, are as follows (in thousands):

	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2023:
With no related allowance recorded:
Real estate, residential	$169	$143	$-	$145	$2
Real estate, construction	95	19	-	23	2
Real estate, nonresidential	1,798	1,586	-	1,654	7
Other	6	6	-	6	-

Total	2,068	1,754	-	1,828	11

With a related allowance recorded:
Real estate, residential	56	47	40	48	-

Total	56	47	40	48	-

Total by class of loans:
Real estate, residential	225	190	40	193	2
Real estate, construction	95	19	-	23	2
Real estate, nonresidential	1,798	1,586	-	1,654	7
Other	6	6	-	6	-

Total	$2,124	$1,801	$40	$1,876	$11

	Unpaid			Average	Interest
	Principal	Recorded	Related	Recorded	Income
	Balance	Investment	Allowance	Investment	Recognized
December 31, 2022:
With no related allowance recorded:
Real estate, residential	$525	$500	$-	$533	$25
Real estate, construction	102	29	-	46	7
Real estate, nonresidential	363	243	-	273	-
Other	7	7	-	7	-

Total	997	779	-	859	32

With a related allowance recorded:
Real estate, residential	57	49	40	50	-
Real estate, nonresidential	1,101	1,101	84	1,103	-

Total	1,158	1,150	124	1,153	-

Total by class of loans:
Real estate, residential	525	500	-	533	25
Real estate, construction	159	78	40	96	7
Real estate, nonresidential	1,464	1,344	84	1,376	-
Other	7	7	-	7	-

Total	$2,155	$1,929	$124	$2,012	$32

The Company had no loan modifications made to borrowers experiencing financial difficulty as of March 31, 2023.

6. Allowance for Credit Losses:

The following tables show activity in the allowance for credit losses by portfolio class for the three months ended March 31, 2023 and 2022, as well as the corresponding recorded investment in loans at the end of each period. Effective January 1, 2023, the Company adopted the provisions of ASC 326 (CECL) using a modified retrospective basis. The difference between the December 31, 2022 incurred allowance and the CECL allowance is reflected as a cumulative effect of change in accounting principle in the table below. For further discussion of the day one impact of the CECL adoption, refer to Note 1.

Transactions in the allowance for credit losses on loans and leases for the three months ended March 31, 2023 and 2022, and the balances of loans, individually and collectively evaluated for impairment, as of March 31, 2023 and 2022, are as follows (in thousands):

Allowance for credit losses	Real Estate,	Real Estate,	Real Estate,	Commercial
For the Quarter Ended March 31, 2023:	Residential	Construction	Nonresidential	and Industrial	Other	Total
Allowance for Loan Losses:
Beginning balance	$913	$392	$1,639	$143	$251	$3,338
Cumulative effect of change in accounting principle	396	(58)	(215)	(84)	(49)	(10)
Charge-offs	-	-	(84)	-	(72)	(156)
Recoveries	-	-	20	-	51	71
Net provision for loan losses	(347)	(189)	566	27	(27)	30
Ending Balance-allowance for loan losses	$962	$145	$1,926	$86	$154	$3,273
Reserve for unfunded lending commitments:
Beginning balance
Cumulative effect of change in accounting principle	$4	$30	$5	$15	$18	$72
Provision for losses on unfunded commitments	-	(3)	(1)	(2)	(9)	(15)
Ending balance-reserve for unfunded commitments	$4	$27	$4	$13	$9	$57
Total allowance for credit losses	$966	$172	$1,930	$99	$163	$3,330
Allowance for loan losses:
Individually evaluated	$145	$-	$-	$-	$-	$145
Collectively evaluated	817	145	1,926	86	154	3,128
Allowance for loan losses, March 31, 2023:	$962	$145	$1,926	$86	$154	$3,273
Reserve for unfunded lending commitments:
Individually evaluated	$-	$-	$-	$-	$-	$-
Collectively evaluated	4	27	4	13	9	57
Reserve for unfunded lending commitments:	$4	$27	$4	$13	$9	$57
Total allowance for credit losses	$966	$172	$1,930	$99	$163	$3,330
Loans, March 31, 2023:
Individually evaluated	$985	$111	$1,696	$-	$16	$2,808
Collectively evaluated	68,531	26,716	116,814	14,303	7,526	233,890
Total loans:	$69,516	$26,827	$118,510	$14,303	$7,542	$236,698

The following table further disaggregates gross charge-off disclosures by amortized cost by credit quality indicator, class, and year of origination as of March 31, 2023 (in thousands). The Company defines vintage as the later of origination, renewal or restructure date.

	Term Loans							Revolving
	Amortized Cost Basis by Origination Year							Loans
							Revolving	Converted to
	2023	2022	2021	2020	2019	Prior	Loans	Term Loans	Total
For the Quarter Ended March 31, 2023:
Real estate, nonresidential	$-	$-	$-	$-	$-	$-	$-	$-	$-
A,B, or C	-	-	-	-	-	-	-	-	-
S	-	-	-	-	-	-	-	-	-
D	-	-	-	-	-	-	-	-	-
E	-	-	-	-	-	84	-	-	84
F	-	-	-	-	-	-	-	-	-
Total Real estate, nonresidential loans	$-	$-	$-	$-	$-	$84	$-	$-	$84
Consumer/Other
A,B, or C	$72	$-	$-	$-	$-	$-	$-	$-	$72
S	-	-	-	-	-	-	-	-	-
D	-	-	-	-	-	-	-	-	-
E	-	-	-	-	-	-	-	-	-
F	-	-	-	-	-	-	-	-	-
Total Consumer/Other Loans	$72	$-	$-	$-	$-	$-	$-	$-	$72
Total Gross Loan Chargeoffs:	$72	$-	$-	$-	$-	$84	$-	$-	$156

	Real Estate, Residential	Real Estate, Construction	Real Estate, Nonresidential	Commercial and Industrial	Other	Total
For the Quarter Ended March 31, 2022:
Allowance for Loan Losses:
Beginning Balance	$873	$351	$1,781	$228	$78	$3,311
Charge-offs	-	-	-	-	(76)	(76)
Recoveries	-	-	48	9	51	108
Provision	7	1	(24)	20	21	25
Ending Balance	$880	$352	$1,805	$257	$74	$3,368

Allowance for loan losses, March 31, 2022:
Ending balance: individually evaluated for impairment	$25	$26	$84	$-	$-	$135
Ending balance: collectively evaluated for impairment	$855	$326	$1,721	$257	$74	$3,233

Total Loans, March 31, 2022:
Ending balance: individually evaluated for impairment	$1,141	$196	$1,944	$26	$8	$3,315
Ending balance: collectively evaluated for impairment	$58,301	$28,755	$125,561	$15,939	$9,227	$237,783

7. Deposits:

Time deposits of $250,000 or more totaled approximately $7,748,000 and $8,773,000 at March 31, 2023 and December 31, 2022, respectively.

8. Shareholders’ Equity:

There were no dividends declared as of March 31, 2023. On March 11, 2022, the Board declared a dividend of $ .09 per share payable March 30, 2022 to shareholders of record on March 23, 2022.

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

Held to Maturity Debt Securities

The fair value of held to maturity debt securities is based on quoted market prices. The Company’s held to maturity debt securities are reported at their amortized cost, and their estimated fair value, which is determined utilizing several sources, is disclosed in the financial statements and footnotes. The primary source is ICE Data Pricing and Reference Date, LLC (“ICE”) which purchased Interactive Data Corporation (“IDC”) but kept the IDC methodologies. Those methodologies include utilizing pricing models that vary based on asset class and include available trade, bid and other market information and whose methodology includes broker quotes, proprietary models and vast descriptive databases. Another source for determining fair value is matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark securities. The Company’s held to maturity debt securities for which fair value is determined through the use of such pricing models and matrix pricing are classified as Level 2 assets.

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

The balances of available for sale securities, which are the only assets measured at fair value on a recurring basis, by level within the fair value hierarchy and by investment type, as of March 31, 2023 and December 31, 2022 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
March 31, 2023:
U.S. Treasuries	$109,665	$-	$109,665	$-
Mortgage-backed securities	54,033	-	54,033	-
Collateralized mortgage obligations	104,862	-	104,862	-
States and political subdivisions	80,283	-	80,283	-
Total	$348,843	$-	$348,843	$-

December 31, 2022:
U.S. Treasuries	$108,368	$-	$108,368	$-
Mortgage-backed securities	56,439	-	56,439	-
Collateralized mortgage obligations	107,377	-	107,377	-
States and political subdivisions	77,984	-	77,984	-
Total	$350,168	$-	$350,168	$-

Impaired loans, which are measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of March 31, 2023 and December 31, 2022 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
March 31, 2023	$7	$-	$-	$7
December 31, 2022	1,026	-	-	1,026

Other real estate, which is measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of March 31, 2023 and December 31, 2022 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
March 31, 2023	$259	$-	$-	$259
December 31, 2022	259	-	-	259

The following table presents a summary of changes in the fair value of other real estate which is measured using level 3 inputs (in thousands):

	For the Three	For the Year
	Months Ended	Ended
	March 31, 2023	December 31, 2022
Balance, beginning of period	$259	$1,891

Loans transferred to ORE	-	-

Sales	-	(1,477)

Writedowns	-	(155)

Balance, end of period	$259	$259

The carrying value and estimated fair value of financial instruments, by level within the fair value hierarchy, at March 31, 2023 and December 31, 2022, are as follows (in thousands):

	Carrying	Fair Value Measurements Using
	Amount	Level 1	Level 2	Level 3	Total
March 31, 2023:
Financial Assets:
Cash and due from banks	$69,955	$69,955	$-	$-	$69,955
Available for sale securities	348,843	-	348,843	-	348,843
Held to maturity securities	283,037	-	269,446	-	269,446
Other investments	350	350	-	-	350
Federal Home Loan Bank stock	2,197	-	2,197	-	2,197
Loans, net	233,425	-	-	222,399	222,399
Cash surrender value of life insurance	20,925	-	20,925	-	20,925
Intangible asset	585	-	-	585	585
Financial Liabilities:
Deposits:
Non-interest bearing	218,437	218,437	-	-	218,437
Interest bearing	645,417	-	-	564,312	564,312
Time deposits	38,589			37,253	37,253
Borrowings from Federal Home Loan Bank	-	-	-	-	-

	Carrying	Fair Value Measurements Using
	Amount	Level 1	Level 2	Level 3	Total
December 31, 2022:
Financial Assets:
Cash and due from banks	$32,836	$32,836	$-	$-	$32,836
Available for sale securities	350,168	-	350,168	-	350,168
Held to maturity securities	195,217	-	180,050	-	180,050
Other investments	350	350	-	-	350
Federal Home Loan Bank stock	2,175	-	2,175	-	2,175
Loans, net	234,540	-	-	223,494	223,494
Cash surrender value of life insurance	20,768	-	20,768	-	20,768
Intangible asset	600	-	-	600	600
Financial Liabilities:
Deposits:
Non-interest bearing	198,097	198,097	-	-	198,097
Interest bearing	546,565	-	-	458,433	458,433
Time Deposits	41,118	-	-	39,517	39,517
Borrowings from Federal Home Loan Bank	-	-	-	-	-

10. Income Taxes:

The income tax expense and effective tax rate included in the consolidated statements of income are shown in the table below for the periods presented (in thousands):

	Three Months Ended March 31,
	2023		2022
	Tax	Rate	Tax	Rate
Income Taxes:
Current	$132	4%	$-	0%
Deferred	315	10%	-	0%

Total income tax expense	$447	15%	$-	0%

For the three months ended March 31, 2023, the effective tax rate differs from the statutory tax rate of 21% primarily due to the tax-exempt interest income earned on certain investment securities, bank owned life insurance, and federal tax credits. For the three months ended March 31, 2022, the effective tax rate differs from the statutory tax rate of 21% primarily due to tax exempt interest income earned on certain investment securities, bank owned life insurance, federal tax credits and a net operating loss carryforward that was completely utilized at the end of 2022.

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

The following presents Management's discussion and analysis of the consolidated financial condition and results of operations of Peoples Financial Corporation and Subsidiaries. These comments should be considered in combination with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in this report on Form 10-Q and the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Management’s Discussion and Analysis included in the Company’s Form 10-K for the year ended December 31, 2022.

Forward-Looking Information

Congress passed the Private Securities Litigation Act of 1995 in an effort to encourage corporations to provide information about a company’s anticipated future financial performance. This act provides a safe harbor for such disclosure which protects the companies from unwarranted litigation if actual results are different from management expectations. This report contains forward-looking statements and reflects industry conditions, company performance and financial results. These forward-looking statements are subject to a number of factors and uncertainties which could cause the Company’s actual results and experience to differ from the anticipated results and expectations expressed in such forward-looking statements. Such factors and uncertainties include, but are not limited to: changes in interest rates and market prices, changes in local economic and business conditions, increased competition for deposits and loans, changes in the availability of funds resulting from reduced liquidity, changes in statutes, government regulations or regulatory policies or practices in general and specifically as a result of the COVID-19 pandemic and acts of terrorism, weather or other events beyond the Company’s control.

New Accounting Pronouncements

The Financial Accounting Standards Board issued several accounting standards updates during the first quarter of 2023. Further disclosure is included in Note 1.

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

Investments

Investments which are classified as available for sale are stated at fair value. A decline in the market value of an investment below cost that is deemed to be other-than-temporary is charged to earnings for the decline in value deemed to be credit related and a new cost basis in the security is established. The decline in value attributed to non-credit related factors is recognized in other comprehensive income. The determination of the fair value of securities may require Management to develop estimates and assumptions regarding the amount and timing of cash flows. On January 1, 2023 the Company adopted the Accounting Standards Codification (“ASC”) 326, “Financial Instruments-Credit Losses”, more commonly referred to as CECL which requires an assessment of the Company’s held to maturity debt securities for expected credit losses.

Allowance for credit losses on loans and leases and unfunded lending commitments

The Company’s most critical accounting policy relates to its allowance for credit losses on loans and leases and unfunded lending commitments, which reflects the estimated losses resulting from the inability of its borrowers to make loan payments. The allowance for credit losses on loans and leases and unfunded lending commitments is established and maintained at an amount sufficient to cover the estimated loss associated with the loan portfolio of the Company as of the date of the financial statements. Credit losses arise not only from credit risk, but also from other risks inherent in the lending process including, but not limited to, collateral risk, operation risk, concentration risk and economic risk. As such, all related risks of lending are considered when assessing the adequacy of the allowance for credit losses on loans and leases and unfunded commitments. On a quarterly basis, Management estimates the probable level of losses to determine whether the allowance is adequate to absorb reasonably foreseeable, anticipated losses in the existing portfolio based on our past loan loss experience, known and inherent risk in the portfolio, adverse situations that may affect the borrowers’ ability to repay and the estimated value of any underlying collateral and current economic conditions. Management believes that the allowance for loans and leases and unfunded lending commitments is adequate and appropriate for all periods presented in these financial statements. All credit relationships with an outstanding balance of $100,000 or greater that are included in Management’s loan watch list are individually reviewed for impairment.

On January 1, 2023 the Company adopted Accounting Standards Codification (“ASC”) 326, “Financial Instruments-Credit Losses”, more commonly referred to as CECL. Under CECL, the allowance for credit losses (ACL) is a valuation account, measured as the difference between the Bank’s amortized cost basis and the net amount expected to be collected on the financial assets (i.e., lifetime credit losses).

The CECL methodology described in FASB Accounting Standards Update (ASU) 2016-13, Financial Instruments—Credit Losses (Topic 326), applies to financial assets measured at amortized cost, and off-balance-sheet credit exposures (collectively, financial assets).

In general, the Bank uses a broad range of data to estimate expected credit losses under CECL, including information about past events, current conditions, and reasonable and supportable forecasts relevant to assessing the collectability of the cash flows of financial assets.

CECL requires the Bank to measure expected credit losses on financial assets carried at amortized cost on a collective or pool basis when similar risk characteristics exist. The Bank has determined that Call Report categories will be utilized, and Management will maintain the option to further segment the portfolio if we deem it beneficial to the analysis.

Estimating an appropriate ACL involves a high degree of Management judgment. As such, it is Management’s responsibility to record the Bank’s best estimate of expected credit losses and provide it to the Board of Directors.

The analysis will be prepared and reported to the Board of Directors on a quarterly basis. The option and decision to prepare the analysis more frequently will remain with Management.

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

Income Taxes

GAAP requires the asset and liability approach for financial accounting and reporting for deferred income taxes. The Company uses the asset and liability method of accounting for deferred income taxes and provide deferred income taxes for all significant income tax temporary differences. As part of the process of preparing the consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as the provision for credit losses, for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities that are included in the consolidated statement of condition. The Company must also assess the likelihood that the deferred tax assets will be recovered from future taxable income, and to the extent Management believes that recovery is not likely, the Company must establish a valuation allowance. Significant Management judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. To the extent the Company establishes a valuation allowance or adjusts this allowance in a period, the Company must include an expense or a benefit within the tax provisions in the consolidated statement of income.

GAAP Reconciliation and Explanation

This Form 10-Q contains non-GAAP financial measures determined by methods other than in accordance with GAAP. Such non-GAAP financial measures include taxable equivalent interest income and taxable equivalent net interest income. Management uses these non-GAAP financial measures because it believes they are useful for evaluating our operations and performance over periods of time, as well as in managing and evaluating our business and in discussions about our operations and performance. Management believes these non-GAAP financial measures provide users of our financial information with a meaningful measure for assessing our financial results, as well as comparison to financial results for prior periods. These non-GAAP financial measures should not be considered as a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled financial measures used by other companies. A reconciliation of these operating performance measures to GAAP performance measures for the three months ended March 31, 2023 and 2022 is included in the table below (in thousands).

RECONCILIATION OF NON-GAAP PERFORMANCE MEASURES

For the Three Months Ended March 31,	2023	2022

Interest income reconciliation:

Interest income - taxable equivalent	$8,498	$5,033
Taxable equivalent adjustment	(61)	(94)

Interest income (GAAP)	$8,437	$4,939

Net interest income reconciliation:

Net interest income - taxable equivalent	$7,111	$4,874
Taxable equivalent adjustment	(61)	(94)

Net interest income (GAAP)	$7,050	$4,780

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

The Company reported net income of $2,623,000 for the first quarter of 2023 compared with net income of $924,000 for the first quarter of 2022. Results in 2023 included an increase in net income attributable to higher interest income on securities along with higher interest income on overnight fed funds due to an increase in interest rates.

Managing the net interest margin is a key component of the Company’s earnings strategy. During 2022, the Federal Reserve increased rates by 200 basis points and increased again 50 basis points in the first quarter of 2023 in an effort to slow inflation. As a result, net interest income increased $2,270,000 in 2023 as compared with 2022. This increase was attributable to higher interest income on securities and loans along with higher interest income on overnight fed funds due to an increase in interest rates.

Monitoring asset quality, estimating potential losses in our loan portfolio, unfunded lending commitments and held to maturity debt securities and addressing non- performing loans continue to be a major focus of the Company. On January 1, 2023, the Company adopted Accounting Standards Codification (“ASC”) 326, “Financial Instruments – Credit Losses,” more commonly referred to as CECL, on a modified retrospective basis. Upon adoption, the Company recognized an after-tax cumulative effect reduction to retained earnings totaling $81,000, this adjustment included adjustments to the allowance for credit losses on loans, unfunded lending commitments and held to maturity debt securities. A net provision for credit losses on loans and unfunded lending commitments of $15,000 was recorded in the first quarter of 2023. The Company has worked diligently to address and reduce its non-performing assets. The Company’s nonaccrual loans totaled $1,337,000 and $1,441,000 at March 31, 2023 and December 31, 2022, respectively. Most of these loans are collateral-dependent, and the Company has rigorously evaluated the value of its collateral to determine potential losses.

Non-interest income increased $113,000 for the three months ended March 31, 2023 as compared with 2022 results. The increase was due to higher trust department income and fees.

Non-interest expense increased $247,000 for the three months ended March 31, 2023, as compared with 2022 results. This increase for the three months ended March 31, 2023 was primarily due to an increase in salary and benefits of $225,000, an increase in legal expense of $27,000 and an increase in other expense of $156,000.

Total assets at March 31, 2023 increased $123,689,000 as compared with December 31, 2022. Total deposits increased $116,663,000 as governmental entities’ balances increased due to tax collections. The increase in deposits was primarily used to fund the purchase of primarily held to maturity debt securities and interest-bearing and non-interest bearing cash, which increased $87,820,000 and $37,119,000, respectively as compared with December 31, 2022.

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

The Company’s average interest earning assets increased approximately $84,985,000, or 11%, from approximately $806,312,000 for the first quarter of 2022 to approximately $891,297,000 for the first quarter of 2023. The Company’s average balance sheet increased primarily as average investments increased approximately $91,607,000, slightly offset by a decrease in average loans of approximately $1,410,000 and average balances due from financial institutions decreased approximately $5,212,000 for the first quarter of 2023 as compared with the first quarter of 2022. Average loans decreased as principal payments, maturities, and charge-offs on existing loans exceeded new loans. Funds available from the decrease in average loans and the decrease in balances due from financial institutions and the increase in average deposits were used to increase the investment in held to maturity debt securities.

The average yield on interest-earning assets increased from 2.50% for the first quarter of 2022 to 3.81% for the first quarter of 2023. This increase is due to an increase in interest rates on overnight fed funds, loans, and securities in 2023.

Average interest-bearing liabilities increased approximately $112,502,000, or 19%, from approximately $580,027,000 for the first quarter of 2022 to approximately $692,529,000 for the first quarter of 2023. Average interest-bearing deposit balances increased approximately $112,566,000 as several large public fund customers maintained higher balances with the Bank in 2023.

The average rate paid on interest bearing liabilities for the first quarter of 2022 was .11% as compared with .80% for the first quarter of 2023. Since the Federal Reserve increased rates 425 basis points since 2022, the Federal Reserve has increased rates 50 basis points during the first quarter of 2023 which has caused the bank to experience a rising cost of funds.

The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 2.42% for the quarter ended March 31, 2022 and 3.19% for the quarter ended March 31, 2023.

The tables on the following pages analyze the changes in tax-equivalent net interest income for the quarters ended March 31, 2023 and 2022.

Analysis of Average Balances, Interest Earned/Paid and Yield (In Thousands)

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate
Loans (2)(3)	$235,131	$2,977	5.06%	$236,541	$2,694	4.56%

Balances due from financial institutions	83,597	907	4.34%	88,809	39	0.18%

HTM:
Taxable	183,977	1,554	3.38%	71,302	452	2.54%

Non taxable (1)	37,396	267	2.86%	37,694	262	2.78%

AFS:
Taxable	344,907	2,735	3.17%	364,326	1,543	1.69%

Non taxable (1)	4,114	31	3.11%	5,487	42	3.06%

Other	2,175	28	4.97%	2,153	1	0.19%

Total	$891,297	$8,498	3.81%	$806,312	$5,033	2.50%
Savings & interest- bearing DDA	$651,713	$1,337	0.82%	$491,784	$104	0.08%

Time deposits	39,998	41	0.41%	87,361	49	0.22%

Borrowings from FHLB	818	9	4.40%	882	6	2.72%

Total	$692,529	$1,387	0.80%	$580,027	$159	0.11%

Net tax-equivalent spread			3.01%			2.39%
Net tax-equivalent margin on earning assets			3.19%			2.42%

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 21% in 2023 and 2022. See disclosure of Non-GAAP financial measures on page 40.

(2) Loan fees of $76 and $230 for 2023 and 2022, respectively, are included in these figures. Of the loan fees recognized in 2022, $59 were related to PPP loans.

(3) Includes nonaccrual loans.

Analysis of Changes in Interest Income and Interest Expense

(In Thousands)

	For the Three Months Ended
	March 31, 2023 compared with March 31, 2022
	Volume	Rate	Rate/Volume	Total
Interest earned on:

Loans	$(16)	$300	$(2)	$282

Balances due from financial institutions	(2)	925	(54)	869

Held to maturity securities:
Taxable	714	150	237	1,101
Non taxable	(2)	7	-	5

Available for sale securities:
Taxable	(82)	1,346	(72)	1,192
Non taxable	(11)	1	-	(10)

Other	-	26	-	26

Total	$601	$2,755	$109	$3,465

Interest paid on:

Savings & interest-bearing DDA	$34	$905	$294	$1,233

Time deposits	(27)	41	(22)	(8)

Borrowings from FHLB	-	3	-	3

Total	$7	$949	$272	$1,228

Provision for Credit Losses

In the normal course of business, the Company assumes risk in extending credit to its customers. This credit risk is managed through compliance with the loan policy, which is approved by the Board of Directors. The policy establishes guidelines relating to underwriting standards, including but not limited to financial analysis, collateral valuation, lending limits, pricing considerations and loan grading. The Company’s Loan Review and Special Assets Departments play key roles in monitoring the loan portfolio and managing problem loans. New loans and, on a periodic basis, existing loans are reviewed to evaluate compliance with the loan policy. Loan delinquencies and deposit overdrafts are closely monitored in order to identify developing problems as early as possible. Lenders experienced in workout scenarios consult with loan officers and customers to address non-performing loans. A watch list of credits which pose a potential loss to the Company is prepared based on the loan grading system. This list forms the foundation of the Company’s allowance for credit losses on loans computation.

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

The Company has adopted the CECL (Current Expected Credit Losses) methodology for estimating allowances for credit losses effective January 1, 2023. Under CECL, the allowance for credit losses (ACL) is a valuation account, measured as the difference between the Bank’s amortized cost basis and the net amount expected to be collected on the financial assets (i.e., lifetime credit losses). The CECL methodology described in FASB Accounting Standards Update (ASU) 2016-13, Financial Instruments—Credit Losses (Topic 326), applies to financial assets measured at amortized cost, and off-balance-sheet credit exposures (collectively, financial assets) including: financing receivables such as loans held for investment, held to maturity debt securities, off-balance-sheet credit exposures (unfunded commitments) including off-balance sheet loan commitments; standby letters of credit; and other similar instruments.

In general, the Bank uses a broad range of data to estimate expected credit losses under CECL, including information about past events, current conditions, and reasonable and supportable forecasts relevant to assessing the collectability of the cash flows of financial assets. The following represents an overview of key factors regarding CECL: CECL requires the Bank to measure expected credit losses on financial assets carried at amortized cost on a collective or pool basis when similar risk characteristics exist. The Bank has determined that Call Report categories will be utilized, and Management will maintain the option to further segment the portfolio if we deem it beneficial to the analysis.

As stated above, CECL also applies to held to maturity debt securities since they are carried at amortized cost and are within the scope of the standard. Therefore, it is the responsibility of management to establish any required allowances for credit losses on the Bank’s held to maturity debt securities as of the date the Bank adopts CECL and to maintain such allowances thereafter. Because CECL requires the Bank to measure expected credit losses on a collective or pool basis when similar risk characteristics exist, held to maturity debt securities that share similar risk characteristics are collectively assessed for credit losses.

Estimating an appropriate ACL involves a high degree of management judgment. As such, it is Management’s responsibility to record the Bank’s best estimate of expected credit losses and provide it to the Board of Directors. The analysis will be prepared and reported to the Board of Directors on a quarterly basis. The option and decision to prepare the analysis more frequently will remain with management.

Estimation Methods for Expected Credit Losses-Accounting Standards Codification (“ASC”) 326, “Financial Instruments-Credit Losses,” does not require the use of a specific loss estimation method for purposes of determining ACLs. Various methods may be used to estimate the expected collectability of financial assets, with those methods generally applied consistently overtime. The same loss estimation method does not need to be applied to all financial assets. Loss-rate methods can involve a variety of approaches, and Management incorporates the methods below:

Open Pool or Snapshot Method

The starting point for the calculation consists of assets that are outstanding at the end of a given time frame and are made up of assets that were originated in various years. Additional assets may be added to pools of loans under an open pool method.

Weighted Average Remaining Maturity (WARM) Method

A loss-rate method that estimates expected credit losses over the remaining life of the financial assets and uses a weighted average of the assets’ contractual terms to estimate the pool’s remaining contractual term. The WARM method uses average annual net charge-off rates and the amortization adjusted remaining life plus qualitative adjustments to estimate the ACLs.

Qualitative Factor Adjustments

The estimation of ACLs is to reflect consideration of all significant factors relevant to the expected collectability of the Bank’s financial assets as of the reporting date. Management begins their expected credit loss estimation process by determining the Bank’s historical loss information or utilizing reliable and relevant peer group (UPBR, State, custom) historical loss proxy data for each segment of financial assets with similar risk characteristics.

Senior Management is to consider the need to qualitatively adjust expected credit loss estimates for information not already captured in the loss estimation process. These qualitative factor adjustments may increase or decrease management’s estimate of expected credit losses.

Historical loss experience generally provides a quantitative starting point for Management’s estimate of expected credit losses. Consistent with FASB ASU Topic 326, Management must consider relevant qualitative factors that may cause the CECL estimate of the financial asset portfolio as of the evaluation date to differ from the historical loss experience.

Management is to consider the qualitative factors that are relevant to the Bank as of the reporting date, which may include but are not limited to the:

1.	Nature and volume of the Bank’s financial assets.
2.	Existence, growth, and effect of any concentrations of credit.
3.

Volume and severity of past due financial assets, the volume of nonaccrual assets, and the volume and severity of adversely classified or graded assets. Adversely classified or graded loans are loans rated “substandard” (or its equivalent) or worse under the institution’s loan classification system.

4.	Value of the underlying collateral for loans that are not collateral dependent.
5.	Bank’s lending policies and procedures, including changes in underwriting standards and practices for collections, write-offs, and recoveries.
6.	Quality of the Bank’s credit review function.
7.	Experience, ability, and depth of the Bank’s lending, investment, collection, and other relevant management and staff.
8.	Effect of other external factors such as the regulatory, legal, and technological environments, competition, and events such as natural disasters.
9.

Actual and expected changes in international, national, regional, and local economic and business conditions and developments in which the institution operates that affect the collectability of financial assets. Changes in economic and business conditions and developments included in qualitative factor adjustments are limited to those that affect the collectability of the Bank’s financial assets and are relevant to the Bank’s financial asset portfolios. For example, an economic factor for current or forecasted unemployment at the national or state level may indicate a strong job market based on low national or state unemployment rates, but a local unemployment rate, which may be significantly higher because of the actual or forecasted loss of a major local employer, may be more relevant to the collectability of an institution’s financial assets.

The Company’s analysis includes evaluating the current values of collateral securing all nonaccrual loans. Nonaccrual loans totaled $1,337,000 and $1,441,000 there were $40,000 and $124,000 specific reserves on these loans, at March 31, 2023 and December 31, 2022, respectively. The specific reserves allocated to nonaccrual loans are relatively low as collateral values appear sufficient to cover credit losses on loans or the loan balances have been charged down to their realizable value.

The allowance for credit losses on loans and leases as a percentage of loans was 1.38% at March 31, 2023 and 1.40% at December 31, 2022, respectively. The Company believes that its allowance of credit losses on loans and leases is appropriate as of March 31, 2023.

The allowance for credit losses on loans and leases is an estimate, and as such, events may occur in the future which may affect its accuracy. The Company anticipates that it is possible that additional information will be gathered in future quarters on loan performance, which may require an adjustment to the allowance for credit losses on loans and leases. Management will continue to closely monitor its portfolio and take such action as it deems appropriate to accurately report its financial condition and results of operations.

Non-interest income

Non-interest income increased $113,000 for the first quarter of 2023 as compared with the first quarter of 2022. Trust department income and fees increased $146,000 due to a recent acquisition offset slightly by a decrease in service charge fees.

Non-interest expense

Total non-interest expense increased $247,000 for the first quarter of 2023 as compared with the first quarter of 2022. Salary and employee benefit expense increased by $225,000 in 2023 as compared to 2022.

Income Taxes

During the fourth quarter of 2022, the Company determined that it was more likely than not that it would realize a certain amount of its deferred tax assets. Prior to that time, the Company had recorded a valuation allowance against its net deferred tax asset. As of December 31, 2022, the Company no longer had a net operating loss carryforward and its projections of future income indicate that reversal of a portion of the valuation allowance was appropriate.

The Company has started to record deferred and current income tax expense in the first quarter of 2023. Income tax expense for the three months ended March 31, 2023 and 2022 was $477,000 and $0, respectively. The effective tax rate for the three months ended March 31, 2023 and 2022 was 15% and 0%, respectively.

FINANCIAL CONDITION

Cash and due from banks increased $37,119,000 at March 31, 2023, compared with December 31, 2022 in the management of the Bank’s liquidity position.

Available for sale securities decreased $1,325,000 at March 31, 2023, compared with December 31, 2022. During the first quarter of 2023, there were $10,651,000 in purchases that combined with an increase in market value for available for sale securities acquired in prior periods of $5,051,000 that helped offset maturities of $17,048,000. As discussed in Note 4, the Company evaluates the change in the market value of its available for sale securities on a monthly basis. This evaluation considers a number of factors including the cause of a decline or increase in value. Any unrealized losses identified through this analysis during the quarter ended March 31, 2023, relate to changes in interest rates rather than credit quality of the investments. Even though these securities have been classified as available for sale, the Company has traditionally held these securities until maturity. Although the unrealized losses recorded during 2022 and 2023 were significant, management does not anticipate these losses to be other than temporary.

Held to maturity debt securities increased $87,820,000 at March 31, 2023, compared with December 31, 2022. The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance-sheet credit exposures. Upon adoption, the Company recognized an after-tax cumulative effect reduction to retained earnings totaling $32,000 specifically as a provision on held to maturity debt securities. There was no additional provision recorded on held to maturity debt securities as of March 31, 2023.

Total deposits increased $116,663,000 at March 31, 2023, compared with December 31, 2022. Typically, significant increases or decreases in total deposits and/or significant fluctuations among the different types of deposits from quarter to quarter are anticipated by Management as customers in the casino industry and county and municipal entities reallocate their resources periodically. Deposits from county and municipal entities increased significantly during the first quarter of each year based on property tax collections.

SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY

Strength, security and stability have been the hallmark of the Company since its founding in 1985 and of its bank subsidiary since its founding in 1896. A strong capital foundation is fundamental to the continuing prosperity of the Company and the security of its customers and shareholders.

As of March 31, 2023, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must have a Total risk-based capital ratio of 10.00% or greater, a Common Equity Tier 1 Capital ratio of 6.50% or greater, a Tier 1 risk-based capital ratio of 8.00% or greater and a Leverage capital ratio of 5.00% or greater. The Company must have a capital conservation buffer above these requirements of 2.50%. There are no conditions or events since that notification that Management believes have changed the bank subsidiary’s category.

The actual capital amounts and ratios and required minimum capital amounts and ratios for the Bank as of March 31, 2023 and December 31, 2022, are as follows (in thousands):

			For Capital Adequacy
	Actual		Purposes		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2023:
Total Capital (to Risk Weighted Assets)	$104,156	22.26%	$37,428	8.00%	$46,785	10.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	100,785	21.54%	21,053	4.50%	30,410	6.50%
Tier 1 Capital (to Risk Weighted Assets)	100,785	21.54%	28,071	6.00%	37,428	8.00%
Tier 1 Capital (to Average Assets)	100,785	10.01%	40,260	4.00%	50,324	5.00%

December 31, 2022:
Total Capital (to Risk Weighted Assets)	$101,221	21.18%	$38,239	8.00%	$47,799	10.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	97,883	20.48%	21,510	4.50%	31,069	6.50%
Tier 1 Capital (to Risk Weighted Assets)	97,883	20.48%	28,680	6.00%	38,239	8.00%
Tier 1 Capital (to Average Assets)	97,883	10.78%	36,328	4.00%	45,410	5.00%

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

The Company maintains a well-capitalized balance sheet which includes strong capital and liquidity. The Bank provides a full range of banking, financial and trust services in our local markets. The majority of the Bank’s deposits are fully FDIC insured and the Company evaluates on an ongoing and continuous basis it’s financial health by preparing for various moderate to severe economic scenarios.

Item 4: Controls and Procedures

As of March 31, 2023, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting
An evaluation was performed with respect to the first quarter of 2023, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, because a previously reported material weakness in the Company’s internal control over financial reporting related to a low-income housing partnership had not been fully remediated by March 31, 2022, the Company’s disclosure controls and procedures were not considered to be fully effective as of that date. The material weakness in the Company’s internal control over financial reporting and the Company’s remediation measures are described under Item 4 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2022, which is incorporated herein by reference. We believe the actions described in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2022, were sufficient to remediate the identified material weakness and strengthen our internal control over financial reporting for low- income housing partnerships and that the material weakness in the Company’s internal controls over financial reporting for low-income housing partnerships was fully remediated prior to December 31, 2022.

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

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

The Bank is involved in various legal matters and claims which are being defended and handled in the ordinary course of business. None of these matters are expected, in the opinion of Management, to have a material adverse effect upon the financial position or results of operations of the Company. However, a Complaint has been filed by Stilwell Activist Investments, L.P., against the Company in the Chancery Court of Harrison County, Mississippi, requesting that the Company be compelled to allow the plaintiff to inspect and copy certain corporate records of the Company. The plaintiff, Stilwell Activist Investments, L.P., is a shareholder of record of the Company and is controlled by Joseph Stilwell, an individual who beneficially owns 11.7% of the issued and outstanding common stock of the Company according to an Amended Schedule 13D filed by Mr. Stilwell and his related entities with the SEC on April 19, 2023, disclosing Company stock beneficially owned by Mr. Stilwell’s group. Mr. Stilwell and his related entities, including Stilwell Activist Investments, L.P., have nominated an individual for election to the Board of Directors of the Company at its last three annual meetings, but each individual nominated was not elected to the Board of Directors of the Company. The Complaint filed by Stilwell Activist Investments, L.P., alleges that it is entitled to inspect and copy certain Company records under the Mississippi Business Corporations Act based upon a request previously made and refused by the Company for non-compliance with state law; however, the plaintiff does not seek damages. The Company disputes the allegations in the Complaint. The Company filed on August 26, 2022, an answer to the Complaint disputing the allegations therein.

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
Exhibit 101

The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Condition at March 31, 2023 and December 31, 2022, (ii) Consolidated Statements of Income for the quarters ended March 31, 2023 and 2022, (iii) Consolidated Statements of Comprehensive Income (Loss) for the quarters ended March 31, 2023 and 2022, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the quarters ended March 31, 2023 and 2022, (v) Consolidated Statements of Cash Flows for the quarters ended March 31, 2023 and 2022 and (vi) Notes to the Unaudited Consolidated Financial Statements for the quarters ended March 31, 2023 and 2022.

Exhibit 104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL CORPORATION

(Registrant)

Date:          May 15, 2023

By:   /s/ Chevis C. Swetman

Chevis C. Swetman

Chairman, President and Chief Executive Officer

(principal executive officer)

Date:          May 15, 2023

By:       /s/ Leslie B. Fulton

Leslie B. Fulton

Chief Financial Officer and Controller

(principal financial and accounting officer)