Form 10-Q
period 2023-06-30
PEOPLES FINANCIAL CORP /MS/
filed 2023-08-08
CIK 770460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

Commission File Number	001-12103

PEOPLES FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Mississippi	64-0709834
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Lameuse and Howard Avenues, Biloxi, Mississippi	39533
(Address of principal executive offices)	(Zip Code)

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

Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date. Peoples Financial Corporation has only one class of common stock authorized. At July 28, 2023 there were 15,000,000 shares of $1 par value common stock authorized, with 4,678,186 shares issued and outstanding.

Part 1 – Financial Information

Item 1: Financial Statements

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition

(in thousands except share data)

	June 30, 2023	December 31, 2022
	(unaudited)	(audited)

Assets
Cash and due from banks	$61,416	$32,836

Available for sale securities	329,402	350,168

Held to maturity securities, fair value of $208,513 at June 30, 2023; $180,050 at December 31, 2022	222,838	195,217

Other investments	350	350

Federal Home Loan Bank Stock, at cost	2,221	2,175

Loans	234,280	237,878

Less: Allowance for loan losses	3,224	3,338

Loans, net	231,056	234,540

Bank premises and equipment, net of accumulated depreciation	19,404	18,499

Other real estate	952	259

Accrued interest receivable	3,323	3,274

Cash surrender value of life insurance	21,090	20,768

Intangible asset	569	600

Other assets	3,055	2,953

Total assets	$895,676	$861,639

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition (continued)

(in thousands except share data)

	June 30, 2023	December 31, 2022
	(unaudited)	(audited)
Liabilities and Shareholders' Equity
Liabilities:

Deposits:

Demand, non-interest bearing	$213,703	$198,097

Savings and demand, interest bearing	560,002	546,565

Time, $250,000 or more	7,636	8,773

Other time deposits	29,157	32,345

Total deposits	810,498	785,780

Employee and director benefit plans liabilities	19,467	19,198

Other liabilities	1,185	1,467

Total liabilities	831,150	806,445

Shareholders' Equity:
Common stock, $1 par value, 15,000,000 shares authorized, 4,678,186 shares issued and outstanding at June 30, 2023 and December 31, 2022	4,678	4,678

Surplus	65,780	65,780

Undivided profits	36,045	31,154

Accumulated other comprehensive loss	(41,977)	(46,418)

Total shareholders' equity	64,526	55,194

Total liabilities and shareholders' equity	$895,676	$861,639

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Income

(in thousands except per share data) (unaudited) (restated)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest income:
Interest and fees on loans	$3,295	$2,675	$6,272	$5,370

Interest and dividends on securities:

U.S. Treasuries	2,205	608	3,866	838

Mortgage-backed securities	881	550	1,799	1,084

States and political subdivisions	1,074	1,147	2,180	2,314

Collateralized mortgage obligations	869	360	1,709	634

Other investments	29	2	57	3

Interest on balances due from depository institutions	297	116	1,204	155

Total interest income	8,650	5,458	17,087	10,398

Interest expense:
Deposits	1,447	259	2,825	413

Borrowings from Federal Home Loan Bank	1	6	10	12

Total interest expense	1,448	265	2,835	425

Net interest income	7,202	5,193	14,252	9,973

Provision for credit losses	(312)	28	(297)	53

Net interest income after provision for allowance for credit losses	$7,514	$5,165	$14,549	$9,920

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Income (continued)

(in thousands except per share data) (unaudited) (restated)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Non-interest income:
Trust department income and fees	$634	$416	$1,224	$860

Service charges on deposit accounts	884	964	1,753	1,854

Increase in cash surrender value of life insurance	117	109	232	234

Other income	168	109	301	244

Total non-interest income	1,803	1,598	3,510	3,192
Non-interest expense:
Salaries and employee benefits	2,948	2,761	5,815	5,402

Net occupancy	495	463	958	945

Equipment rentals, depreciation and maintenance	681	746	1,344	1,480

FDIC and state banking assessments	116	91	233	199

Data processing	306	351	648	705

ATM expense	(72)	338	169	646

Other real estate expense	46	70	37	61

Legal expense	180	106	309	208

Other expense	896	745	1,755	1,450

Total non-interest expense	5,596	5,671	11,268	11,096

Income before income taxes	3,721	1,092	6,791	2,016

Income tax expense	811	-	1,258	-

Net income	$2,910	$1,092	$5,533	$2,016

Basic and diluted earnings per share	$0.62	$0.23	$1.18	$0.43
Dividends declared per share	$0.12	$-	$0.12	$0.09

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands) (unaudited) (restated)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net income	$2,910	$1,092	$5,533	$2,016

Other comprehensive income (loss):

Net unrealized (loss) gain on available for sale securities	(610)	(15,765)	4,441	(35,099)

Total other comprehensive (loss) income	(610)	(15,765)	4,441	(35,099)

Total comprehensive (loss) income	$2,300	$(14,673)	$9,974	$(33,083)

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

(in thousands except share data) (unaudited) (restated)

					Accumulated
	Number of				Other
	Common	Common		Undivided	Comprehensive
	Shares	Stock	Surplus	Profits	Income (loss)	Total

Balance, January 1, 2022	4,678,186	$4,678	$65,780	$23,102	$(1,831)	$91,729
Net income				924		924
Other comprehensive (loss)					(19,334)	(19,334)
Dividend declared ($ 0.09 per share)				(421)		(421)
Balance, March 31, 2022	4,678,186	$4,678	$65,780	$23,605	$(21,165)	$72,898
Net income				1,092		1,092
Other comprehensive (loss)					(15,765)	(15,765)
Balance, June 30, 2022	4,678,186	$4,678	$65,780	$24,697	$(36,930)	$58,225

Balance, January 1, 2023	4,678,186	$4,678	$65,780	$31,154	$(46,418)	$55,194
Cumulative effect of accounting change				(81)		(81)
Total shareholders' equity at beginning of period, as adjusted	4,678,186	4,678	65,780	31,073	(46,418)	55,113
Net income				2,623		2,623
Other comprehensive income					5,051	5,051
Balance, March 31, 2023	4,678,186	$4,678	$65,780	$33,696	$(41,367)	$62,787
Net income				2,910		2,910
Other comprehensive (loss)					(610)	(610)
Dividend declared ($ 0.12 per share)				(561)		(561)
Balance, June 30, 2023	4,678,186	$4,678	$65,780	$36,045	$(41,977)	$64,526

Note: Balances as of January 1, 2022 and 2023 were audited.

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands) (unaudited) (restated)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$5,533	$2,016

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	738	815

Provision for allowance for credit losses	(297)	53

Writedown of other real estate	-	72

Loss (Gain) on sales of other real estate	62	(87)

Amortization of intangible asset	31	-

(Accretion) Amortization of available for sale securities	(56)	235

(Accretion) Amortization of held to maturity securities	(1,819)	256

Change in accrued interest receivable	(49)	(127)

Increase in cash surrender value of life insurance	(232)	(234)

Change in other assets	(102)	(557)

Change in employee and director benefit plan liabilities and other liabilities	(6)	(552)
Net cash provided by operating activities	$3,803	$1,890

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(in thousands) (unaudited) (restated)

	Six Months Ended June 30,
	2023	2022
Cash flows from investing activities:
Proceeds from maturities of available for sale securities	$35,914	$12,761

Purchases of available for sale securities	(10,651)	(103,900)

Proceeds from maturities of held to maturity securities	137,087	5,142

Purchases of held to maturity securities	(162,970)	(29,940)

Purchases of Federal Home Loan Bank stock	(46)	(2)

Proceeds from sales of other real estate	197	1,489

Loans, net change	2,821	4,446

Acquisition of bank premises and equipment	(1,642)	(1,128)

Investment in cash surrender value of life insurance	(90)	(101)
Net cash provided by (used in) investing activities	620	(111,233)
Cash flows from financing activities:
Demand and savings deposits, net change	29,043	77,849

Time deposits, net change	(4,325)	(3,217)

Borrowings from Federal Home Loan Bank	27,100	14,000

Repayments to Federal Home Loan Bank	(27,100)	(7,025)

Cash dividends	(561)	(421)

Net cash provided by financing activities	24,157	81,186
Net change in cash and cash equivalents	28,580	(28,157)
Cash and cash equivalents, beginning of period	32,836	49,991
Cash and cash equivalents, end of period	$61,416	$21,834

See Notes to Consolidated Financial Statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2023 and 2022

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

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the financial position of the Company and its subsidiaries as of June 30, 2023 and June 30, 2022 the results of their operations and their cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2022 Annual Report and Form 10-K.

CRITICAL ACCOUNTING POLICIES

The results of operations for the quarter and six months ended June 30, 2023, are not necessarily indicative of the results to be expected for the full year.

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

The Company’s loan portfolio segments as of June 30, 2023 and December 31, 2022 were as follows:

Real Estate Loans

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

The error at each period end represented 3% or less of our shareholders' equity in all prior periods, and the aggregate net effect of the error correction on shareholders’ equity was minimal. In accordance with the guidance set forth in SEC Staff Accounting Bulletin 99, Materiality, and SEC Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financials, the Company concluded that the error was not material, to any prior periods, the current period or the trend in earnings from a quantitative and qualitative perspective. However, correcting the cumulative effect of the error in the current period would have resulted in a material misstatement in the current period and, as such, the Company has revised its previously reported financial information contained in our quarterly report on Form 10-Q for the quarter ended June 30, 2022, to correct the immaterial error. The Company will also revise previously reported financial information for this immaterial error in future filings, as applicable.

Revised Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2022 (in thousands):

	Six Months Ended June 30, 2022
	As Reported	Adjustment	As Revised

Beginning balance undivided profits	$20,911	$2,191	$23,102
Beginning balance total shareholders' equity	89,538	2,191	91,729
Ending balance undivided profits	22,432	2,265	24,697
Ending balance total shareholders' equity	55,960	2,265	58,225

Revised Consolidated Income Statements for the three and six months ended June 30, 2022 (in thousands):

	Three Months Ended June 30, 2022
	As Reported	Adjustment	As Revised

Non-Interest Expense	$5,708	$(37)	$5,671
Net Income	1,055	37	1,092
Basic and diluted earnings (loss) per share	0.23	-	0.23

	Six Months Ended June 30, 2022
	As Reported	Adjustment	As Revised

Non-Interest Expense	$11,170	$(74)	$11,096
Net Income	1,942	74	2,016
Basic and diluted earnings (loss) per share	0.42	0.01	0.43

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

The CECL standard also requires an assessment of the Company’s held to maturity debt securities for expected credit losses and the available for sale debt securities for credit-related impairment. The Company applies the practical expedient to exclude the accrued interest receivable balance of $1,148,000 from the amortized cost basis of financing receivables and held to maturity debt securities. The allowance for credit losses on held to maturity debt securities is estimated at the individual security level when there is a more than inconsequential risk of default. A separate contra valuation account is available to absorb losses on securities. The allowance for credit loss is limited to the amount by which the fair value is less than the amortized cost basis. The Company evaluates credit impairment on available for sale debt securities at an individual security level. This evaluation is done for securities whose fair value is below amortized cost with a more than inconsequential risk of default and where the Company has assessed the decline in fair value is significant enough to suggest a credit event occurred. Credit events are generally assessed based on adverse conditions specifically related to the security, an industry, or geographic area, changes in the financial condition of the issuer of the security, or in the case of an asset-backed debt security, changes in the financial condition of the underlying loan obligors. The allowance for credit losses for such securities is measured using a discounted cash flow methodology, through which management compares the present value of expected cash flows with the amortized cost basis of the security. The allowance for credit loss is limited to the amount by which the fair value is less than the amortized cost basis. If the Company intends to sell the debt security, or more likely than not will be required to sell the security before recovery of its amortized cost basis, the security is charged down to fair value against the allowance for credit losses, with any incremental impairment reported in earnings.

The Company reassesses the credit losses at each reporting period and records subsequent changes in the allowance for credit losses on loans, unfunded commitments and securities with a corresponding adjustment recorded in the provision for credit loss expense.

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

2. Earnings Per Share:

Per share data is based on the weighted average shares of common stock outstanding of 4,678,186 for the three and six months ended June 30, 2023 and 2022, respectively.

3. Statements of Cash Flows:

The Company has defined cash and cash equivalents as cash and due from banks. The Company paid $2,806,137 and $426,419 for the six months ended June 30, 2023 and 2022, respectively, for interest on deposits and borrowings. The Company paid $255,000 and $0 in estimated income tax payments during the six months ended June 30, 2023 and 2022. One loan in the amount of $952,000 was transferred to other real estate during the six months ended June 30, 2023. No loans were transferred to other real estate during the six months ended June 30, 2022.

4. Investments:

Effective January 1, 2023, in conjunction with the adoption of CECL, and again at June 30, 2023, the Company evaluated credit impairment for individual securities available for sale whose fair value was below amortized cost with a more than inconsequential risk of default and where the Company had assessed the decline in fair value significant enough to suggest a credit event occurred. There were no securities that met the criteria of a credit loss event and therefore, no allowance for credit loss was recorded for either period. The Company also evaluated impairment for individual securities held to maturity and determined an allowance for credit loss of $41,000 should be established as of January 1, 2023. No additional impairment was recorded as of June 30, 2023.

The amortized cost, fair value and allowance for credit losses related to securities at June 30, 2023 and December 31, 2022, are as follows (in thousands):

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Estimated
June 30, 2023	Cost	Gains	Losses	Losses	Fair Value
Available for sale securities:
U.S. Treasuries	$103,867	$-	$(9,832)	$-	$94,035

Mortgage-backed securities	56,594	23	(4,788)	-	51,829

Collateralized mortgage obligations	110,307	-	(7,217)	-	103,090

States and political subdivisions	101,952	-	(21,504)	-	80,448
Total available for sale securities	$372,720	$23	$(43,341)	$-	$329,402

		Gross	Gross		Allowance	Net
	Amortized	Unrealized	Unrealized	Estimated	for Credit	Carrying
June 30, 2023	Cost	Gains	Losses	Fair Value	Losses	Amount
Held to maturity securities:
U.S. Treasuries	$124,344	$31	$(1,481)	$122,894	$-	$124,344

States and political subdivisions	98,535	35	(12,951)	85,619	(41)	98,494
Total held to maturity securities	$222,879	$66	$(14,432)	$208,513	$(41)	$222,838

		Gross	Gross	Allowance	Net
	Amortized	Unrealized	Unrealized	for Credit	Carrying
December 31, 2022	Cost	Gains	Losses	Losses	Amount
Available for sale securities:

U.S. Treasuries	$118,782	$-	$(10,414)	$-	$108,368

Mortgage-backed securities	61,280	36	(4,877)	-	56,439

Collateralized mortgage obligations	115,436	-	(8,059)	-	107,377

States and political subdivisions	102,428	2	(24,446)	-	77,984
Total available for sale securities	$397,926	$38	$(47,796)	$-	$350,168

		Gross	Gross		Allowance	Net
	Amortzied	Unrealized	Unrealized	Estimated	for Credit	Carrying
December 31, 2022	Cost	Gains	Losses	Fair Value	Losses	Amount
Held to maturity securities:
U.S. Treasuries	$94,339	-	$(1,288)	$93,051	-	$94,339

States and political subdivisions	100,878	52	(13,931)	86,999	-	100,878
Total held to maturity securities	$195,217	$52	$(15,219)	$180,050	$-	$195,217

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

The following table details activity in the allowance for credit losses on held to maturity securities in the state and political subdivision category during the six months ended June 30,2023 (in thousands):

Beginning balance, prior to adoption of ASC 326	$-
Impact of adopting ASC 326	41
Credit loss expense (benefit)	-
Ending balance	$41

The amortized cost and fair value of debt securities at June 30, 2023 (in thousands), by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale securities:
Due in one year or less	$14,987	$14,864
Due after one year through five years	58,882	53,216
Due after five years through ten years	76,924	64,549
Due after ten years	55,026	41,854
Mortgage-backed securities	56,594	51,829
Collateralized mortgage obligations	110,307	103,090
Totals	$372,720	$329,402

Held to maturity securities:
Due in one year or less	$86,686	$86,289
Due after one year through five years	67,109	64,531
Due after five years through ten years	32,854	29,060
Due after ten years	36,230	28,633
Totals	$222,879	$208,513

Available for sale securities with gross unrealized losses for which an allowance for credit losses has not been recorded and held to maturity debt securities with gross unrealized losses for which an allowance for credit losses was recorded at January 31, 2023 and no additional allowance for credit losses was recorded at June 30, 2023 and December 31, 2022, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows (in thousands):

	Less Than Twelve Months		Over Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
June 30, 2023:
U.S. Treasuries	$93,792	$(406)	$118,108	$(10,907)	$211,900	$(11,313)
Mortgage-backed securities	3,595	(28)	41,181	(4,760)	44,776	(4,788)
Collateralized mortgage obligations	-	-	103,089	(7,217)	103,089	(7,217)
States and political subdivisions	8,118	(342)	155,759	(34,113)	163,877	(34,455)
TOTAL	$105,505	$(776)	$418,137	$(56,997)	$523,642	$(57,773)

December 31, 2022:
U.S. Treasuries	$132,113	$(2,158)	$64,533	$(9,544)	$196,646	$(11,702)
Mortgage-backed securities	25,234	(1,755)	21,850	(3,122)	47,084	(4,877)
Collateralized mortgage obligations	48,188	(1,610)	59,189	(6,449)	107,377	(8,059)
States and political subdivisions	50,025	(7,581)	110,881	(30,796)	160,906	(38,377)
TOTAL	$255,560	$(13,104)	$256,453	$(49,911)	$512,013	$(63,015)

At June 30, 2023, 36 of the 37 U.S. Treasury securities, 44 of the 47 mortgage-backed securities, 34 of the 34 collateralized mortgage obligations and 174 of the 190 securities issued by states and political subdivisions contained unrealized losses.

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

There were no sales of available for sale debt securities for the six months ended June 30, 2023 and June 30, 2022.

Securities with a fair value of $377,680,931 and $398,673,043 at June 30, 2023 and December 31, 2022, respectively, were pledged to secure public deposits, federal funds purchased and other balances required by law.

5. Loans:

Certain items previously reported have been reclassified to conform to the current year’s reporting format due to the adoption of CECL.

The composition of the loan portfolio at June 30, 2023 and December 31, 2022, is as follows (in thousands):

	June 30, 2023	December 31, 2022

Real estate, residential	$70,269	$67,512

Real estate, construction	27,174	30,146

Real estate, nonresidential	117,941	122,233

Commercial and industrial	11,118	10,497

Other	7,778	7,490

Total	$234,280	$237,878

The age analysis of the loan portfolio, segregated by class of loans, as of June 30, 2023 and December 31, 2022, is as follows (in thousands):

							Loans Past
							Due Greater
	Number of Day Past Due						Than 90
			Greater	Total		Total	Days &
	30 - 59	60 - 89	Than 90	Past Due	Current	Loans	Still Accruing
June 30, 2023:
Real estate, residential	$127	$202	$-	$329	$69,940	$70,269	$-
Real estate, construction	-	92	-	92	27,082	27,174	-
Real estate, nonresidential	282	-	-	282	117,659	117,941	-
Commercial and industrial	15	-	-	15	11,103	11,118	-
Other	20	4	-	24	7,754	7,778	-

Total	$444	$298	$-	$742	$233,538	$234,280	$-
December 31, 2022:
Real estate, residential	$34	$49	$-	$83	$67,429	$67,512	$-
Real estate, construction	79	2	-	81	30,065	30,146	-
Real estate, nonresidential	-	-	1,101	1,101	121,132	122,233	-
Commercial and industrial	-	-	-	-	10,497	10,497	-
Other	14	-	-	14	7,476	7,490	-

Total	$127	$51	$1,101	$1,279	$236,599	$237,878	$-

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

An analysis of the loan portfolio by loan grade, segregated by class of loans, as of June 30, 2023 and December 31, 2022, is as follows (in thousands):

	Loans With A Grade Of:
	A, B or C	S	D	E	F	Total
June 30, 2023:
Real estate, residential	$69,359	$72	$724	$114	$-	$70,269

Real estate, construction	26,769	303	92	10	-	27,174

Real estate, nonresidential	117,511	-	430	-	-	117,941

Commercial and industrial	11,118	-	-	-	-	11,118

Other	7,766	-	8	4	-	7,778

Total	$232,523	$375	$1,254	$128	$-	$234,280

December 31, 2022:
Real estate, residential	$66,490	$77	$822	$123	-	$67,512

Real estate, construction	30,115	-	2	29	-	30,146

Real estate, nonresidential	120,423	-	466	1,344	-	122,233

Commercial and industrial	10,497	-	-	-	-	10,497

Other	7,476	-	7	7	-	7,490

Total	$235,001	$77	$1,297	$1,503	$-	$237,878

Prior to 2020, certain loans were modified by granting interest rate concessions to these customers with such loans being classified as troubled debt restructurings. During 2023 and 2022, the Company did not restructure any additional loans. There were no specific reserves allocated to troubled debt restructurings as of June 30, 2023 and December 31, 2022, respectively. The Bank had no commitments to lend additional amounts to customers with outstanding loans classified as troubled debt restructurings as of June 30, 2023 and December 31, 2022.

The following tables further disaggregates credit quality disclosures by amortized cost by class and vintage for term loans and by revolving and revolving converted to amortizing as of June 30, 2023 (in thousands). The Company defines vintage as the later of origination, renewal or restructure date.

	Term Loans							Revolving
	Amortized Cost Basis by Origination Year							Loans
							Revolving	Converted to
	2023	2022	2021	2020	2019	Prior	Loans	Term Loans	Total
June 30, 2023:
Real Estate, Residential Loans:
A, B, or C	$5,883	$16,538	$12,525	$5,339	$5,704	$18,612	$3,764	$994	$69,359
S	-	-	-	-	-	72	-	-	72
D	-	-	-	-	-	724	-	-	724
E	-	-	-	-	19	95	-	-	114
F	-	-	-	-	-	-	-	-	-
Total Real Estate Residential Loans	$5,883	$16,538	$12,525	$5,339	$5,723	$19,503	$3,764	$994	$70,269

Real Estate, Construction Loans:
A, B, or C	$628	$2,822	$1,909	$1,579	$41	$4,240	$15,550	$-	$26,769
S	-	-	303	-	-	-	-	-	303
D	-	-	-	92	-	-	-	-	92
E	-	-	-	-	-	10	-	-	10
F	-	-	-	-	-	-	-	-	-
Total Real Estate, Construction Loans	$628	$2,822	$2,212	$1,671	$41	$4,250	$15,550	$-	$27,174

Real Estate,Nonresidential Loans:
A, B, or C	$5,209	$21,508	$11,350	$19,332	$5,657	$39,608	$14,847	$-	$117,511
S	-	-	-	-	-	-	-	-	-
D	-	-	-	-	-	430	-	-	430
E	-	-	-	-	-	-	-	-	-
F	-	-	-	-	-	-	-	-	-
Total Real Estate, Nonresidential Loans	$5,209	$21,508	$11,350	$19,332	$5,657	$40,038	$14,847	$-	$117,941

Commercial and industrial
A, B, or C	$492	$869	$899	$333	$2,881	$61	$5,583	$-	$11,118
S	-	-	-	-	-	-	-	-	-
D	-	-	-	-	-	-	-	-	-
E	-	-	-	-	-	-	-	-	-
F	-	-	-	-	-	-	-	-	-
Total Commercial and Industrial Loans	$492	$869	$899	$333	$2,881	$61	$5,583	$-	$11,118

Consumer/Other Loans
A, B, or C	$2,129	$1,808	$1,180	$860	$306	$420	$1,063	$-	$7,766
S	-	-	-	-	-	-	-	-	-
D	-	8	-	-	-	-	-	-	8
E	-	-	-	4	-	-	-	-	4
F	-	-	-	-	-	-	-	-	-
Total Consumer/Other Loans	$2,129	$1,816	$1,180	$864	$306	$420	$1,063	$-	$7,778

A loan may be impaired but not on nonaccrual status when the loan is well secured and in the process of collection. Total loans on nonaccrual as of June 30, 2023 and December 31, 2022, are as follows (in thousands):

	June 30, 2023	December 31, 2022

Real estate, residential	$83	$90

Real estate, nonresidential	-	1,344

Other	4	7

Total	$87	$1,441

The following tables further disaggregates nonaccrual disclosures by amortized cost by class and vintage for term loans and by revolving and revolving converted to amortizing as of June 30, 2023 (in thousands). The Company defines vintage as the later of origination, renewal or restructure date.

	Term Loans							Revolving
	Amortized Cost Basis by Origination Year							Loans
							Revolving	Converted to
	2023	2022	2021	2020	2019	Prior	Loans	Term Loans	Total
June 30, 2023:
Real estate, residential	$-	$-	$-	$-	$20	$63	$-	$-	$83
Real estate, construction	-	-	-	-	-	-	-	-	-
Real estate, nonresidential	-	-	-	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-	-	-	-
Consumer/Other	-	-	-	4	-	-	-	-	4
Total Loans on Nonaccrual	$-	$-	$-	$4	$20	$63	$-	$-	$87

Impaired loans, which include loans classified as nonaccrual and troubled debt restructurings, segregated by class of loans, as of June 30, 2023 and December 31, 2022, are as follows (in thousands):

	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
June 30, 2023:
With no related allowance recorded:
Real estate, residential	$73	$46	$-	$112	$3
Real estate, construction	86	10	-	18	4
Real estate, nonresidential	325	325	-	339	14
Other	5	4	-	6	-

Total	489	385	-	475	21

With a related allowance recorded:
Real estate, residential	55	46	40	47	-

Total	55	46	40	47	-

Total by class of loans:
Real estate, residential	128	92	40	159	3
Real estate, construction	86	10	-	18	4
Real estate, nonresidential	325	325	-	339	14
Other	5	4	-	6	-

Total	$544	$431	$40	$522	$21

	Unpaid			Average	Interest
	Principal	Recorded	Related	Recorded	Income
	Balance	Investment	Allowance	Investment	Recognized
December 31, 2022:
With no related allowance recorded:
Real estate, residential	$525	$500	$-	$533	$25
Real estate, construction	102	29	-	46	7
Real estate, nonresidential	363	243	-	273	-
Other	7	7	-	7	-

Total	997	779	-	859	32

With a related allowance recorded:
Real estate, residential	57	49	40	50	-
Real estate, nonresidential	1,101	1,101	84	1,103	-

Total	1,158	1,150	124	1,153	-

Total by class of loans:
Real estate, residential	525	500	-	533	25
Real estate, construction	159	78	40	96	7
Real estate, nonresidential	1,464	1,344	84	1,376	-
Other	7	7	-	7	-

Total	$2,155	$1,929	$124	$2,012	$32

The Company had no loan modifications made to borrowers experiencing financial difficulty as of June 30, 2023.

6. Allowance for Credit Losses:

The following tables show activity in the allowance for credit losses by portfolio class for the three and six months ended June 30, 2023 and 2022, as well as the corresponding recorded investment in loans at the end of each period. Effective January 1, 2023, the Company adopted the provisions of ASC 326 (CECL) using a modified retrospective basis. The difference between the December 31, 2022 incurred allowance and the CECL allowance is reflected as a cumulative effect of change in accounting principle in the table below. For further discussion of the day one impact of the CECL adoption, refer to Note 1.

Transactions in the allowance for credit losses on loans and leases for the three and six months ended June 30, 2023 and 2022, and the balances of loans, individually and collectively evaluated for impairment, as of June 30, 2023 and 2022, are as follows (in thousands):

Allowance for credit losses	Real Estate, Residential	Real Estate, Construction	Real Estate, Nonresidential	Commercial and Industrial	Other	Total
For the Six Months Ended June 30, 2023
Allowance for Loan Losses:
Beginning balance	$913	$392	$1,639	$143	$251	$3,338
Cumulative effect of change in accounting principle	396	(58)	(215)	(84)	(49)	(10)
Charge-offs	-	-	(270)	-	(117)	(387)
Recoveries	-	-	487	-	76	563
Net provision for loan losses	(660)	(117)	503	8	(14)	(280)
Ending Balance-allowance for loan losses	$649	$217	$2,144	$67	$147	$3,224

For the Six Months Ended June 30, 2023
Reserve for unfunded lending commitments:
Beginning balance	$-	$-	$-	$-	$-	$-
Cumulative effect of change in accounting principle	4	30	5	15	18	72
Provision for losses on unfunded commitments	2	8	(1)	(15)	(11)	(17)
Ending balance-reserve for unfunded commitments	$6	$38	$4	$-	$7	$55
Total allowance for credit losses June 30, 2023	$655	$255	$2,148	$67	$154	$3,279

For the Quarter Ended June 30, 2023
Allowance for Loan Losses:
Beginning balance	$962	$145	$1,926	$86	$154	$3,273
Charge-offs	-	-	(186)	-	(45)	(231)
Recoveries	-	-	467	-	25	492
Net provision for loan losses	(313)	72	(63)	(19)	13	(310)
Ending Balance-allowance for loan losses	$649	$217	$2,144	$67	$147	$3,224

For the Quarter Ended June 30, 2023
Reserve for unfunded lending commitments:
Beginning balance	$4	$27	$4	$13	$9	$57
Provision for losses on unfunded commitments	2	11	-	(13)	(2)	(2)
Ending balance-reserve for unfunded commitments	$6	$38	$4	$-	$7	$55
Total allowance for credit losses June 30, 2023	$655	$255	$2,148	$67	$154	$3,279

Allowance for loan losses, June 30, 2023:
Individually evaluated	$45	$-	$-	$-	$2	$47
Collectively evaluated	604	217	2,144	67	145	3,177
Allowance for loan losses:	$649	$217	$2,144	$67	$147	$3,224
Reserve for unfunded lending commitments:
Individually evaluated
Collectively evaluated	6	38	4	-	7	55
Reserve for unfunded lending commitments:	$6	$38	$4	$-	$7	$55
Total allowance for credit losses, June 30, 2023	$655	$255	$2,148	$67	$154	$3,279

Loans, June 30, 2023:
Individually evaluated	$838	$101	$431	$-	$13	$1,383
Collectively evaluated	69,431	27,073	117,510	11,118	7,765	232,897
Total loans, June 30, 2023:	$70,269	$27,174	$117,941	$11,118	$7,778	$234,280

The following table further disaggregates gross charge-off disclosures by amortized cost by credit quality indicator, class, and year of origination as of June 30, 2023 (in thousands). The Company defines vintage as the later of origination, renewal or restructure date.

	Term Loans							Revolving
	Amortized Cost Basis by Origination Year							Loans
							Revolving	Converted to
	2023	2022	2021	2020	2019	Prior	Loans	Term Loans	Total
June 30, 2023:
Real estate, nonresidential	$-	$-	$-	$-	$-	$-	$-	$-	$-
A,B, or C	-	-	-	-	-	-	-	-	-
S	-	-	-	-	-	-	-	-	-
D	-	-	-	-	-	-	-	-	-
E	-	-	-	-	-	270	-	-	270
F	-	-	-	-	-	-	-	-	-
Total Real estate, nonresidential loans	$-	$-	$-	$-	$-	$270	$-	$-	$270
Consumer/Other
A,B, or C	$117	$-	$-	$-	$-	$-	$-	$-	$117
S	-	-	-	-	-	-	-	-	-
D	-	-	-	-	-	-	-	-	-
E	-	-	-	-	-	-	-	-	-
F	-	-	-	-	-	-	-	-	-
Total Consumer/Other Loans	$117	$-	$-	$-	$-	$-	$-	$-	$117
Total Gross Loan Chargeoffs:	$117	$-	$-	$-	$-	$270	$-	$-	$387

	Real Estate, Residential	Real Estate, Construction		Real Estate, Nonresidential	Commercial and Industrial	Other		Total
For the Six Months Ended June 30, 2022:
Allowance for Loan Losses:
Beginning balance	$873		$351	$1,781	$228		$78	$3,311
Charge-offs							(129)	(129)
Recoveries				48	22		74	144
Provision	107		18	(125)	-		53	53
Ending Balance	$980		$369	$1,704	$250		$76	$3,379

For the Quarter Ended June 30, 2022:
Allowance for Loan Losses:
Beginning Balance	$880		$352	$1,805	$257		$74	$3,368
Charge-offs							(53)	(53)
Recoveries					13		23	36
Provision	100		17	(101)	(20)		32	28
Ending Balance	$980		$369	$1,704	$250		$76	$3,379

Allowance for Loan Losses, June 30, 2022:
Ending balance: individually evaluated for impairment	$40	$		$84	$21	$		$145
Ending balance: collectively evaluated for impairment	$940		$369	$1,620	$229		$76	$3,234

Total Loans, June 30, 2022:
Ending balance: individually evaluated for impairment	$1,051		$966	$1,884	$21		$8	$3,930
Ending balance: collectively evaluated for impairment	$63,474		$29,776	$116,114	$13,075		$8,362	$230,801

The calculation of the allowance for credit losses under CECL is performed using two primary approaches: a collective approach for pools of loans that have similar risk characteristics using a loss rate analysis, and a specific reserve analysis for credits individually evaluated.

7. Deposits:

Time deposits of $250,000 or more totaled approximately $7,636,000 and $8,773,000 at June 30, 2023 and December 31, 2022, respectively.

8. Shareholders’ Equity:

On April 20, 2023, the Board declared a dividend of $0.12 per share payable May 05, 2023 to shareholders of record on May 02, 2023. On March 11, 2022, the Board declared a dividend of $0.09 per share payable March 30, 2022 to shareholders of record on March 23, 2022.

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

The balances of available for sale securities, which are the only assets measured at fair value on a recurring basis, by level within the fair value hierarchy and by investment type, as of June 30, 2023 and December 31, 2022 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
June 30, 2023:
U.S. Treasuries	$94,035	$-	$94,035	$-
Mortgage-backed securities	51,829	-	51,829	-
Collateralized mortgage obligations	103,090	-	103,090	-
States and political subdivisions	80,448	-	80,448	-
Total	$329,402	$-	$329,402	$-

December 31, 2022:
U.S. Treasuries	$108,368	$-	$108,368	$-
Mortgage-backed securities	56,439	-	56,439	-
Collateralized mortgage obligations	107,377	-	107,377	-
States and political subdivisions	77,984	-	77,984	-
Total	$350,168	$-	$350,168	$-

Impaired loans, which are measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of June 30, 2023 and December 31, 2022 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
June 30, 2023	$7	$-	$-	$7
December 31, 2022	1,026	-	-	1,026

Other real estate, which is measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of June 30, 2023 and December 31, 2022 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
June 30, 2023	$952	$-	$-	$952
December 31, 2022	259	-	-	259

The following table presents a summary of changes in the fair value of other real estate which is measured using level 3 inputs (in thousands):

	For the Six	For the Year
	Months Ended	Ended
	June 30, 2023	December 31, 2022
Balance, beginning of period	$259	$1,891

Loans transferred to ORE	952	-

Sales	(197)	(1,477)

Losses on sales	(62)	-

Writedowns	-	(155)

Balance, end of period	$952	$259

The carrying value and estimated fair value of financial instruments, by level within the fair value hierarchy, at June 30, 2023 and December 31, 2022, are as follows (in thousands):

	Carrying	Fair Value Measurements Using
	Amount	Level 1	Level 2	Level 3	Total
June 30, 2023:
Financial Assets:
Cash and due from banks	$61,416	$61,416	$-	$-	$61,416
Available for sale securities	329,402	-	329,402	-	329,402
Held to maturity securities	222,838	-	208,513	-	208,513
Other investments	350	350	-	-	350
Federal Home Loan Bank stock	2,221	-	2,221	-	2,221
Loans, net	231,056	-	-	216,986	216,986
Cash surrender value of life insurance	21,090	-	21,090	-	21,090
Intangible asset	569	-	-	569	569
Financial Liabilities:
Deposits:
Non-interest bearing	213,703	213,703	-	-	213,703
Interest bearing	560,002	-	-	483,033	483,033
Time Deposits	36,793	-	-	35,251	35,251
Borrowings from Federal Home Loan Bank	-	-	-	-	-

	Carrying	Fair Value Measurements Using
	Amount	Level 1	Level 2	Level 3	Total
December 31, 2022:
Financial Assets:
Cash and due from banks	$32,836	$32,836	$-	$-	$32,836
Available for sale securities	350,168	-	350,168	-	350,168
Held to maturity securities	195,217	-	180,050	-	180,050
Other investments	350	350	-	-	350
Federal Home Loan Bank stock	2,175	-	2,175	-	2,175
Loans, net	234,540	-	-	223,494	223,494
Cash surrender value of life insurance	20,768	-	20,768	-	20,768
Intangible asset	600	-	-	600	600
Financial Liabilities:
Deposits:
Non-interest bearing	198,097	198,097	-	-	198,097
Interest bearing	546,565	-	-	458,433	458,433
Time deposits	41,118	-	-	39,517	39,517
Borrowings from Federal Home Loan Bank	-	-	-	-	-

10. Income Taxes:

The income tax expense and effective tax rate included in the consolidated statements of income are shown in the table below for the periods presented (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Tax	Rate	Tax	Rate	Tax	Rate	Tax	Rate
Income Taxes:
Current	$560	15%	$-	0%	$692	10%	$-	0%
Deferred	251	7%	-	0%	566	8%	-	0%

Total income tax expense	$811	22%	$-	0%	$1,258	19%	$-	0%

For the three and six months ended June 30, 2023, the current effective tax rate differs from the statutory tax rate of 21% primarily due to the tax-exempt interest income earned on certain investment securities, bank owned life insurance, and federal tax credits. For the three and six months ended June 30, 2022, the effective tax rate differs from the statutory tax rate of 21% primarily due to tax exempt interest income earned on certain investment securities, bank owned life insurance, federal tax credits and a net operating loss carryforward that was completely utilized at the end of 2022.

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

New Accounting Pronouncements

The Financial Accounting Standards Board issued several accounting standards updates during the first quarter of 2023. There were no new accounting standards issued during the second quarter of 2023. Further disclosure is included in Note 1.

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

GAAP Reconciliation and Explanation

This Form 10-Q contains non-GAAP financial measures determined by methods other than in accordance with GAAP. Such non-GAAP financial measures include taxable equivalent interest income and taxable equivalent net interest income. Management uses these non-GAAP financial measures because it believes they are useful for evaluating our operations and performance over periods of time, as well as in managing and evaluating our business and in discussions about our operations and performance. Management believes these non-GAAP financial measures provide users of our financial information with a meaningful measure for assessing our financial results, as well as comparison to financial results for prior periods. These non-GAAP financial measures should not be considered as a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled financial measures used by other companies. A reconciliation of these operating performance measures to GAAP performance measures for the three months and six months ended June 30, 2023 and 2022 is included in the table below.

RECONCILIATION OF NON-GAAP PERFORMANCE MEASURES (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Interest income reconciliation:
Interest income - taxable equivalent	$8,712	$5,520	$17,212	$10,525
Taxable equivalent adjustment	(62)	(62)	(125)	(127)

Interest income (GAAP)	$8,650	$5,458	$17,087	$10,398

Net interest income reconciliation:
Net interest income - taxable equivalent	$7,264	$5,255	$14,377	$10,100
Taxable equivalent adjustment	(62)	(62)	(125)	(127)

Net interest income (GAAP)	$7,202	$5,193	$14,252	$9,973

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

The Company reported net income of $2,910,000 for the second quarter of 2023 compared with net income of $1,092,000 for the second quarter of 2022. The Company reported net income of $5,533,000 for the first half of 2023 compared with net income of $2,016,000 for the first half of 2022. Results in the second quarter and first half of 2023 included an increase in net income attributable to higher interest income on securities, overnight fed funds and loans due to an increase in interest rates.

Managing the net interest margin is a key component of the Company’s earnings strategy. During 2022, the Federal Reserve increased rates by 425 basis points and increased again 50 basis points in the first quarter of 2023 and another 25 basis points in the second quarter of 2023 in an effort to slow inflation. As a result, net interest income increased $2,009,000 in the second quarter of 2023 as compared with 2022 and increased $4,279,000 in the first half of the year of 2023 as compared to 2022. This increase was attributable to higher interest income on securities, overnight fed funds and loans.

Monitoring asset quality, estimating potential losses in our loan portfolio and addressing non-performing loans continue to be a major focus of the Company. A reduction of the provision for the allowance for credit losses of $312,000 was recorded in the second quarter of 2023 as compared with a provision of $28,000 for the second quarter of 2022. A reduction of the provision for the allowance for credit losses of $297,000 was recorded for the first two quarters of 2023 compared to a provision in the allowance for loan losses of $53,000 for the first two quarters of 2022. The Company is working diligently to address and reduce its non-performing assets. During the first six months of 2023 one property in other real estate was sold which resulted in a loss of $62,000 and the balance in other real estate reached an all-time low of $1. On June 30, 2023, one large loan was charged off in the amount of $186,000, a foreclosure occurred, and the property was moved into other real estate as of June 30, 2023, which resulted in a balance of $952,000. This large loan had previously been on nonaccrual therefore the balance in nonaccrual loans decreased $1,354,000 to $87,000 as of June 30, 2023, compared to $1,441,000 as of December 31, 2022. Most of these loans are collateral-dependent, and the Company has rigorously evaluated the value of its collateral to determine potential losses.

Non-interest income increased $205,000 for the second quarter of 2023 as compared with 2022 results. Non-interest income increased $318,000 for the first two quarters of 2023 as compared with 2022 results. Results in 2023 included higher trust department income and fees of $364,000, and higher other income of $57,000 offset somewhat by lower service fee income of $101,000.

Non-interest expenses decreased $75,000 for the quarter ended June 30, 2023, as compared with 2022 results. This net decrease for the second quarter of 2023 was primarily the result of a decrease in ATM expense of $410,000 which was the result of credits received from a third-party vendor along with decreases in equipment rentals and maintenance of $65,000, and data processing of $45,000 which was the result of a renegotiation of a contract offset somewhat by an increase in salaries and employee benefits of $187,000, other expenses of $151,000, and legal expense of $74,000 in 2023 as compared with 2022. Non-interest expenses increased $172,000 for the two quarters ended June 30, 2023, as compared with 2022 results. This net increase for the two quarters ended June 30, 2023, was primarily the result of higher salary expenses of $413,000, other expenses of $305,000 and higher legal expense of $101,000 offset somewhat by lower ATM expense of $477,000 which was the result of credits received from a third-party vendor and lower equipment rentals and maintenance of $136,000.

Total assets at June 30, 2023 increased $34,037,000 as compared with December 31, 2022. Total deposits increased $24,718,000 primarily as governmental entities’ balances increased due to tax collections. This increase in deposits funded an increase in cash and due from banks of $28,580,000 and an increase in securities of $6,855,000.

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

Quarter Ended June 30, 2023 as Compared with Quarter Ended June 30, 2022

The Company’s average interest-earning assets increased approximately $54,427,000, or 6.34%, from approximately $859,084,000 for the second quarter of 2022 to approximately $913,511,000 for the second quarter of 2023.

The Company’s average balance sheet increased primarily as average investments increased approximately $68,963,000, slightly offset by a decrease in average balances due from financial institutions of approximately $12,570,000 along with a decrease in average loans of approximately $2,010,000 for the second quarter of 2023 as compared with the second quarter of 2022. Average loans decreased as principal payments, maturities, and charge-offs on existing loans exceeded new loans. Funds available from the decrease in average loans and the decrease in balances due from financial institutions and the increase in average deposits were used to increase the investment in securities.

The average yield on interest-earning assets increased from 2.57% for the second quarter of 2022 to 3.81% for the second quarter of 2023. This increase is due to an increase in interest rates on overnight fed funds, loans, and securities in 2023.

Average interest-bearing liabilities increased approximately $31,312,000 or 5%, from approximately $618,388,000 for the second quarter of 2022 to approximately $649,700,000 for the second quarter of 2023. Average savings and interest bearing DDA deposits increased approximately $99,191,000 while time deposits decreased approximately $66,906,000 primarily as several large public fund customers moved funds from time deposits into non maturity deposits and maintained higher balances. Although average time deposits decreased the Company evaluates on an ongoing and continuous basis various moderate to severe economic scenarios and does not anticipate a liquidity issue.

The average rate paid on interest-bearing liabilities for the second quarter of 2022 was 0.17% as compared with 0.89% for the second quarter of 2023. Since the Federal Reserve increased rates 425 basis points during 2022, the Federal Reserve has increased rates 50 basis points during the first quarter of 2023 and another 25 basis points in the second quarter of 2023 which has caused the bank to experience a rising cost of funds.

The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 2.45% for the second quarter of 2022 as compared with 3.18% for the second quarter of 2023.

Six Months Ended June 30, 2023 as Compared with Six Months Ended June 30, 2022

The Company’s average interest-earning assets increased approximately $49,913,000, or 6%, from approximately $823,275,000 for the first two quarters of 2022 to approximately $873,188,000 for the first two quarters of 2023. The Company’s average balance sheet increased primarily as average investment securities increased approximately $80,191,000. These increases were funded by the increase in savings, and interest-bearing DDA balances during the same period.

The average yield on earning assets increased from 2.56% for the first two quarters of 2022 to 3.94% for the first two quarters of 2023. This increase is due to an increase in interest rates on overnight fed funds, loans, and securities in 2023.

Average interest-bearing liabilities increased approximately $71,696,000, or 12%, from approximately $599,274,000 for the first two quarters of 2022 to approximately $670,970,000 for the first two quarters of 2023. Average savings and interest bearing DDA balances increased approximately $129,406,000 while average time deposits decreased approximately $57,188,000 primarily as several large public fund customers moved funds from time deposits into non maturity deposits and maintained higher balances.

The average rate paid on interest-bearing liabilities for the first two quarters of 2022 was 0.14% compared with 0.85% for the first two quarters of 2023. The Federal Reserve has increased rates significantly during 2022 and 2023 which has caused the bank to experience a rising cost of funds.

The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 2.45% for the first two quarters of 2022 as compared with 3.29% for the first two quarters of 2023

The tables on the following pages analyze the changes in tax-equivalent net interest income for the quarters and six months ended June 30, 2023 and 2022.

Analysis of Average Balances, Interest Earned/Paid and Yield

(In Thousands)

	Quarter Ended June 30, 2023			Quarter Ended June 30, 2022
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate
Loans (2)(3)	$237,101	$3,295	5.56%	$239,111	$2,675	4.47%

Balances due from depository institutions	76,029	297	1.56%	88,599	116	0.52%

HTM:
Taxable	221,386	2,055	3.71%	83,474	530	2.54%
Non taxable (1)	36,759	262	2.85%	36,393	252	2.77%

AFS:
Taxable	336,011	2,743	3.27%	404,331	1,904	1.88%
Non taxable (1)	4,028	31	3.08%	5,023	41	3.26%
Other	2,197	29	5.28%	2,153	2	0.37%

Total	$913,511	$8,712	3.81%	$859,084	$5,520	2.57%
Savings & interest- bearing DDA	$612,493	$1,397	0.91%	$513,302	$178	0.14%

Time deposits	37,158	50	0.54%	104,064	81	0.31%

Borrowings from FHLB	49	1	8.16%	1,022	6	2.35%

Total	$649,700	$1,448	0.89%	$618,388	$265	0.17%

Net tax-equivalent spread			2.92%			2.40%

Net tax-equivalent margin on earning assets			3.18%			2.45%

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 21% in 2023 and 2022. See disclosure of Non-GAAP financial measures on page 42.

(2) Loan fees of $81 and $152 for 2023 and 2022, respectively, are included in these figures. Of the loan fees recognized in 2022, $30 were related to PPP loans.

(3) Includes nonaccrual loans.

Analysis of Average Balances, Interest Earned/Paid and Yield

(In Thousands)

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate
Loans (2)(3)	$236,122	$6,272	5.31%	$237,833	$5,370	4.52%

Balances due from depository institutions	50,535	1,204	4.77%	79,135	155	0.39%

HTM:
Taxable	202,785	3,608	3.56%	77,421	981	2.53%
Non taxable (1)	37,076	530	2.86%	37,040	515	2.78%

AFS:
Taxable	340,414	5,478	3.22%	384,439	3,418	1.78%
Non taxable (1)	4,070	63	3.10%	5,254	83	3.16%
Other	2,186	57	5.22%	2,153	3	0.28%

Total	$873,188	$17,212	3.94%	$823,275	$10,525	2.56%
Savings & interest- bearing DDA	$631,969	$2,734	0.87%	$502,563	$281	0.11%

Time deposits	38,570	91	0.47%	95,758	131	0.27%

Borrowings from FHLB	431	10	4.64%	953	12	2.52%

Total	$670,970	$2,835	0.85%	$599,274	$424	0.14%

Net tax-equivalent spread			3.10%			2.42%

Net tax-equivalent margin on earning assets			3.29%			2.45%

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 21% in 2023 and 2022. See disclosure of Non-GAAP financial measures on page 42.

(2) Loan fees of $157 and $382 for 2023 and 2022, respectively, are included in these figures. Of the loan fees recognized in 2022, $89 were related to PPP loans.

(3) Includes nonaccrual loans.

Analysis of Changes in Interest Income and Interest Expense

(In Thousands)

	For the Quarter Ended
	June 30, 2023 compared with June 30, 2022
	Volume	Rate	Rate/Volume	Total
Interest earned on:

Loans	$(22)	$648	$(5)	$621

Balances due from financial institutions	(16)	230	(33)	181

Held to maturity securities:
Taxable	876	245	404	1,525
Non taxable	3	8	-	11

Available for sale securities:
Taxable	(322)	1,397	(236)	839
Non taxable	(8)	(2)	-	(10)
Other	-	24	1	25

Total	$511	$2,550	$131	$3,192

Interest paid on:

Savings & interest-bearing DDA	$34	$993	$192	$1,219

Time deposits	(52)	59	(38)	(31)

Borrowings from FHLB	(6)	15	(15)	(6)

Total	$(24)	$1,067	$139	$1,182

Analysis of Changes in Interest Income and Interest Expense

(In Thousands)

	For the Six Months Ended
	June 30, 2023 compared with June 30, 2022
	Volume	Rate	Rate/Volume	Total
Interest earned on:

Loans	$(39)	$947	$(7)	$901

Balances due from financial institutions	(56)	1,730	(625)	1,049

Held to maturity securities:
Taxable	1,588	397	642	2,627
Non taxable	1	15	-	16

Available for sale securities:
Taxable	(391)	2,769	(317)	2,061
Non taxable	(19)	(1)	-	(20)
Other	-	54	1	55

Total	$1,084	$5,911	$(306)	$6,689

Interest paid on:

Savings & interest-bearing DDA	$72	$1,893	$487	$2,452

Time deposits	(78)	95	(57)	(40)

Borrowings from FHLB	(7)	10	(5)	(2)

Total	$(13)	$1,998	$425	$2,410

Provision for Credit Losses

In the normal course of business, the Company assumes risk in extending credit to its customers. This credit risk is managed through compliance with the loan policy, which is approved by the Board of Directors. The policy establishes guidelines relating to underwriting standards, including but not limited to financial analysis, collateral valuation, lending limits, pricing considerations and loan grading. The Company’s Loan Review and Special Assets Departments play key roles in monitoring the loan portfolio and managing problem loans. New loans and, on a periodic basis, existing loans are reviewed to evaluate compliance with the loan policy. Loan delinquencies and deposit overdrafts are closely monitored in order to identify developing problems as early as possible. Lenders experienced in workout scenarios consult with loan officers and customers to address non-performing loans. A watch list of credits which pose a potential loss to the Company is prepared based on the loan grading system. This list forms the foundation of the Company’s allowance for credit loss on loans computation.

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

The Company’s on-going, systematic evaluation resulted in the Company recording a negative provision for the allowance for credit losses of $312,000 and a provision $28,000 for the second quarters of 2023 and 2022, respectively, and a negative provision of $297,000 and a provision of $53,000 for the first two quarters of 2023 and 2022, respectively. During the first six months of 2023 one large loan on nonaccrual prior to foreclosure was moved to other real estate during the quarter along with a recovery of another loan in the amount of $468,000. The Company’s analysis includes evaluating the current values of collateral securing all nonaccrual loans. Nonaccrual loans totaled $87,000 and $1,441,000 at June 30, 2023 and December 31, 2022. Specific reserves totaled $40,000 and $124,000 at June 30, 2023 and December 31, 2022, respectively. The specific reserves allocated to nonaccrual loans are relatively low as collateral values appear sufficient to cover credit losses on loans or the loan balances have been charged down to their realizable value.

The allowance for credit losses on loans and leases as a percentage of loans was 1.38% at June 30, 2023 and 1.40% at December 31, 2022, respectively. The Company believes that its allowance of credit losses on loans and leases is appropriate as of June 30, 2023.

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

Non-interest income

Quarter Ended June 30, 2023 as Compared with Quarter Ended June 30, 2022

Non-interest income increased $205,000 for the second quarter of 2023 as compared with the second quarter of 2022. Results in 2023 included higher trust department income and fees of $218,000 as a result of the Trustmark acquisition that occurred in August of 2022 and higher other income of $59,000 due to an increase in rental income offset somewhat by lower service charge income of $80,000 which can fluctuate in the normal course of business.

Six Months Ended June 30, 2023 as Compared with Six Months Ended June 30, 2022

Non-interest income increased $318,000 for the first two quarters of 2023 as compared with the first two quarters of 2022. Results in 2023 included trust department income and fees of $364,000, which increased due to the increase in accounts as a result of the acquisition in August of 2022, along with an increase in other income of $57,000, which was the result of increases in rental income offset somewhat by lower service charge income of $101,000 which can fluctuate in the normal course of business.

Non-interest expense

Quarter Ended June 30, 2023 as Compared with Quarter Ended June 30, 2022

Total non-interest expense decreased $75,000 for the second quarter of 2023 as compared with the second quarter of 2022. In 2023, ATM expenses decreased $410,000, which was the result of credits received from a third-party vendor, equipment and maintenance expense decreased $65,000, data processing expenses decreased $45,000 and other real estate expenses decreased $24,000 offset somewhat by an increase in salaries and benefits of $187,000, other expenses of $151,000, legal expenses of $74,000 and occupancy expense of $32,000 compared to 2022.

Six Months Ended June 30, 2023 as Compared with Six Months Ended June 30, 2022

Total non-interest expense increased $172,000 for the first two quarters of 2023 as compared with the first two quarters of 2022. In 2023, salaries and benefits increased $413,000, other expenses increased $305,000, legal expense increased $101,000 and FDIC assessment expense increased $34,000 offset somewhat by ATM expense decreased $477,000, which was the result of credits received from a third-party vendor, equipment and maintenance expenses decreased $136,000, data processing expense decreased $57,000 and other real estate expense decreased $24,000.

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

The Company has started to record deferred and current income tax expenses in the first and second quarters of 2023. Income tax expense for the quarter ended June 30, 2023, and 2022 was $811,000 and $0, respectively. Income tax expenses for the six months ended June 30, 2023, and 2022 was $1,258,000 and $0, respectively. The effective tax rate for the three months and six months ended June 30, 2023, was 22% and 19%, respectively.

FINANCIAL CONDITION

Cash and due from banks decreased $28,580,000 at June 30, 2023, compared with December 31, 2022 in the management of the Bank’s liquidity position.

Available for sale securities decreased $20,766,000 at June 30, 2023, compared with December 31, 2022. During the first six months of 2023, there were $10,651,000 in purchases that combined with an increase in market value for available for sale securities acquired in prior periods of $4,441,000 that helped offset maturities of $35,914,000. As discussed in Note 4, the Company evaluates the change in the market value of its available for sale securities on a monthly basis. This evaluation considers a number of factors including the cause of a decline or increase in value. Any unrealized losses identified through this analysis during the six months ended June 30, 2023, relate to changes in interest rates rather than credit quality of the investments. Even though these securities have been classified as available for sale, the Company has traditionally held these securities until maturity. Although the unrealized losses recorded during 2022 and 2023 were significant, management does not anticipate these losses to be other than temporary.

Held to maturity debt securities increased $27,621,000 at June 30, 2023, compared with December 31, 2022. The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance-sheet credit exposures. Upon adoption, the Company recognized an after-tax cumulative effect reduction to retained earnings totaling $32,000 specifically as a provision on held to maturity debt securities. There was no additional provision recorded on held to maturity debt securities as of June 30, 2023.

Total deposits increased $24,718,000 at June 30, 2023, compared with December 31, 2022. Typically, significant increases or decreases in total deposits and/or significant fluctuations among the different types of deposits from quarter to quarter are anticipated by Management as customers in the casino industry and county and municipal entities reallocate their resources periodically. Deposits from county and municipal entities increase significantly during the first quarter of each year based on property tax collections and start to decrease over the second and third quarters of each year.

SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY

Strength, security and stability have been the hallmark of the Company since its founding in 1985 and of its bank subsidiary since its founding in 1896. A strong capital foundation is fundamental to the continuing prosperity of the Company and the security of its customers and shareholders.

As of June 30, 2023, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must have a Total risk-based capital ratio of 10.00% or greater, a Common Equity Tier 1 Capital ratio of 6.50% or greater, a Tier 1 risk-based capital ratio of 8.00% or greater and a Leverage capital ratio of 5.00% or greater. The Company must have a capital conservation buffer above these requirements of 2.50%. There are no conditions or events since that notification that Management believes have changed the bank subsidiary’s category.

The actual capital amounts and ratios and required minimum capital amounts and ratios for the Bank as of June 30, 2023 and December 31, 2022, are as follows (in thousands):

			For Capital Adequacy
	Actual		Purposes		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2023:
Total Capital (to Risk Weighted Assets)	$107,076	29.69%	$28,852	8.00%	$36,065	10.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	103,756	28.77%	16,229	4.50%	23,442	6.50%
Tier 1 Capital (to Risk Weighted Assets)	103,756	28.77%	21,639	6.00%	28,852	8.00%
Tier 1 Capital (to Average Assets)	103,756	10.69%	38,839	4.00%	48,549	5.00%

December 31, 2022:
Total Capital (to Risk Weighted Assets)	$101,221	21.18%	$38,239	8.00%	$47,799	10.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	97,883	20.48%	21,510	4.50%	31,069	6.50%
Tier 1 Capital (to Risk Weighted Assets)	97,883	20.48%	28,680	6.00%	38,239	8.00%
Tier 1 Capital (to Average Assets)	97,883	10.78%	36,328	4.00%	45,410	5.00%

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

Deposits, payments of principal and interest on loans, proceeds from maturities of investment securities and earnings on investment securities are the principal sources of funds for the Company. Borrowings from the FHLB, federal funds sold and federal funds purchased are utilized by the Company to manage its daily liquidity position. The Company has also been approved to participate in the Federal Reserve Bank’s Discount Window Primary Credit Program as well as its Bank Term Funding Program, which it intends to use only as a contingency. As of June 30, 2023, the Company was able to borrow up to $8,312,625 from the Federal Reserve Bank Discount Window Primary Credit Program. The borrowing limit is based on the amount of collateral pledged, with certain loans from the Bank’s portfolio serving as collateral. The Company has $115,053,181 available under a line of credit with the Federal Home Loan Bank of Dallas. The Company has additional contingency funding capacity with various other financial institutions in the amount of $18,691,131.

The Company maintains a well-capitalized balance sheet which includes strong capital and liquidity. The Bank provides a full range of banking, financial and trust services in our local markets. Approximately half of the Bank’s deposits are fully FDIC insured, and the vast majority of uninsured deposits are public funds deposits secured by Bank securities pledged at fair value. The Company evaluates on an ongoing and continuous basis its financial health by preparing for various moderate to severe economic scenarios.

Determining liquidity adequacy requires an ongoing analysis of the Company’s current and expected liquidity position, including historical funding obligations and anticipated funding needs, as well as an understanding of retention prospects for all Bank deposits. In particular, consideration is given to public funds and other large depositors for potential runoffs due to expected uses or other withdrawals from Bank accounts.

Most recently, the Company was advised during the second quarter that the Bank would not be retaining certain public funds deposits following competitive bid processes whereby those accounts were awarded to other local banks. While the majority of those deposits remained on the Company’s balance sheet at the end of the second quarter, the Company has been advised that approximately $60 million of deposits related to those accounts will be withdrawn from the Bank during the third quarter of this year.

Funding obtained to replace the withdrawn deposits may be at a higher cost than the interest rate paid on the deposits to be withdrawn and therefore may impact the Bank’s net interest margin going forward. However, the Company anticipates that the Bank will be able to fund those deposit withdrawals through growth in other deposit accounts, proceeds from maturities of investment securities and earnings on investment securities, and through other borrowings with the FHLB or other counterparties, without having to liquidate any securities within its existing portfolio at a loss.

The Company also anticipates that a similar competitive bid will be held in December of this year for other public deposits currently placed with the Bank. If the Bank fails to win that bid, any withdrawal of those funds, which totaled approximately $50 million at the end of the second quarter, would not be withdrawn until next year.

The Board of Directors requires management to implement and administer appropriate internal controls commensurate with Company’s risk profile. Management carefully monitors the Company’s liquidity risk, particularly with respect to volatile and large deposits. The Company has not encountered, and does not anticipate problems with meeting its liquidity needs.

Item 4: Controls and Procedures

As of June 30, 2023, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting
An evaluation was performed with respect to the first and second quarters of 2023, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, because a previously reported material weakness in the Company’s internal control over financial reporting related to a low-income housing partnership had not been fully remediated by March 31, 2022, the Company’s disclosure controls and procedures were not considered to be fully effective as of that date. The material weakness in the Company’s internal control over financial reporting and the Company’s remediation measures are described under Item 4 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2022, which is incorporated herein by reference. We believe the actions described in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2022, were sufficient to remediate the identified material weakness and strengthen our internal control over financial reporting for low- income housing partnerships and that the material weakness in the Company’s internal controls over financial reporting for low-income housing partnerships was fully remediated prior to December 31, 2022.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  The Company’s management, including our Chief Executive Officer and Chief Financial Officer, identified prior to December 31, 2022, a material weakness related to the Company’s internal control over financial reporting for depreciation related to bank premises and equipment and recorded a related error correction in previously issued financial statements.

Even though the Company has concluded that this error did not create any material misstatement to previously issued financial statements for any prior periods, the current period or the trend in earnings, the material weakness that caused the error, had it not been corrected, could have resulted in a future failure to estimate depreciation for bank premises and equipment that could create a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Remediation Measures

To address the material weakness described above the Company has designed and implemented new and enhanced controls to ensure that: (i) reasonable estimates are used for depreciation on bank premises and equipment (ii) sub-ledger calculations of depreciation on bank premises and equipment are reconciled each period to general ledger amounts, and (iii) in-house accounting personnel have training to ensure they have the relevant expertise related to such estimates to the extent necessary to account for any similar estimates made or used in the future.

We believe the actions described above were sufficient to remediate the identified material weakness and strengthen our internal control over financial reporting for depreciation of bank premises and equipment, and that the material weakness in the Company’s internal controls over financial reporting for depreciation of bank premises and equipment was fully remediated prior to December 31, 2022.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

The Bank is involved in various legal matters and claims which are being defended and handled in the ordinary course of business. None of these matters are expected, in the opinion of Management, to have a material adverse effect upon the financial position or results of operations of the Company. However, a Complaint has been filed by Stilwell Activist Investments, L.P., against the Company in the Chancery Court of Harrison County, Mississippi, requesting that the Company be compelled to allow the plaintiff to inspect and copy certain corporate records of the Company. The plaintiff, Stilwell Activist Investments, L.P., is a shareholder of record of the Company and is controlled by Joseph Stilwell, an individual who beneficially owns 11.7% of the issued and outstanding common stock of the Company according to an Amended Schedule 13D filed by Mr. Stilwell and his related entities with the SEC on April 19, 2023, disclosing Company stock beneficially owned by Mr. Stilwell’s group. Mr. Stilwell and his related entities, including Stilwell Activist Investments, L.P., have nominated an individual for election to the Board of Directors of the Company at its last three annual meetings, but each individual nominated was not elected to the Board of Directors of the Company. The Complaint filed by Stilwell Activist Investments, L.P., alleges that it is entitled to inspect and copy certain Company records under the Mississippi Business Corporations Act based upon a request previously made and refused by the Company for non-compliance with state law; however, the plaintiff does not seek damages. The Company disputes the allegations in the Complaint. As of the date of this report cross motions for summary judgment from both parties have been filed and heard by the Court, and a final order from the Court on those motions is currently pending.

Finally, on June 30, 2023, Stilwell Activist Investments, L.P., also issued a letter to the Company and each of the directors of the Company demanding that they immediately commence litigation on behalf of the Company for an alleged breach by the Company’s Board of Directors of its fiduciary duties in allegedly failing to properly oversee and supervise Chevis and Tanner Swetman’s management of the Company. At its July meeting, the Board of Directors of the Company established a Special Litigation Committee made up of the independent directors to investigate the allegations made in the letter.

Item 5: Other Information

None.

Item 6 - Exhibits

Exhibit 31.1:	Certification of Chief Executive Officer Pursuant to to Section 302 of the Sarbanes - Oxley Act of 2002
Exhibit 31.2:	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002
Exhibit 32.1:	Certification of Chief Executive Officer Pursuant to 18 U.S.C. ss. 1350
Exhibit 32.2:	Certification of Chief Financial Officer Pursuant to 18 U.S.C. ss. 1350

Exhibit 101

The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Condition at June 30, 2023 and December 31, 2022, (ii) Consolidated Statements of Income for the quarters and six months ended June 30, 2023 and 2022, (iii) Consolidated Statements of Comprehensive Income (Loss) for the quarters and six months ended June 30, 2023 and 2022, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the quarters ended March 31, 2022 and June 30, 2022 and March 31, 2023 and June 30, 2023, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022 and (vi) Notes to the Unaudited Consolidated Financial Statements for the six months ended June 30, 2023 and 2022.

Exhibit 104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL CORPORATION

(Registrant)

Date:	August 08, 2023

By:	/s/ Chevis C. Swetman
Chevis C. Swetman Chairman, President and Chief Executive Officer (principal executive officer)

Date:	August 08, 2023

By:	/s/ Leslie B. Fulton
Leslie B. Fulton Chief Financial Officer and Controller (principal financial and accounting officer)