Form 10-Q
period 2023-09-30
PEOPLES FINANCIAL CORP /MS/
filed 2023-11-08
CIK 770460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

Commission File Number	001-12103

PEOPLES FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Mississippi	64-0709834
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Lameuse and Howard Avenues, Biloxi, Mississippi	39533
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐	Smaller reporting company☒
Non-accelerated filer ☐		Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date. Peoples Financial Corporation has only one class of common stock authorized. At October 31, 2023 there were 15,000,000 shares of $1 par value common stock authorized, with 4,672,686 shares issued and outstanding.

Part 1 – Financial Information

Item 1: Financial Statements

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition

(in thousands except share data)

	September 30, 2023	December 31, 2022
	(unaudited)	(audited)

Assets
Cash and due from banks	$45,103	$32,836

Available for sale securities	326,602	350,168

Held to maturity securities, fair value of $144,502 at September 30, 2023; $180,050 at December 31, 2022	161,270	195,217

Other investments	350	350

Federal Home Loan Bank Stock, at cost	2,249	2,175

Loans	229,682	237,878

Less: Allowance for loan losses	3,201	3,338

Loans, net	226,481	234,540

Bank premises and equipment, net of accumulated depreciation	19,461	18,499

Other real estate	952	259

Accrued interest receivable	3,357	3,274

Cash surrender value of life insurance	21,225	20,768

Intangible asset	554	600

Other assets	2,774	2,953

Total assets	$810,378	$861,639

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition (continued)

(in thousands except share data)

	September 30, 2023	December 31, 2022
	(unaudited)	(audited)
Liabilities and Shareholders' Equity
Liabilities:

Deposits:

Demand, non-interest bearing	$198,628	$198,097

Savings and demand, interest bearing	499,618	546,565

Time, $250,000 or more	7,445	8,773

Other time deposits	24,543	32,345

Total deposits	730,234	785,780

Employee and director benefit plans liabilities	19,654	19,198

Other liabilities	1,377	1,467

Total liabilities	751,265	806,445

Shareholders' Equity:
Common stock, $1 par value, 15,000,000 shares authorized, 4,672,686 and 4,678,186,shares issued and outstanding at September 30, 2023 at December 31, 2022	4,673	4,678

Surplus	65,780	65,780

Undivided profits	37,890	31,154

Accumulated other comprehensive loss	(49,230)	(46,418)

Total shareholders' equity	59,113	55,194

Total liabilities and shareholders' equity	$810,378	$861,639

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Income

(in thousands except per share data) (unaudited) (restated)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest income:
Interest and fees on loans	$3,237	$2,786	$9,509	$8,156

Interest and dividends on securities:

U.S. Treasuries	1,370	1,158	5,236	1,996

Mortgage-backed securities	927	651	2,726	1,735

States and political subdivisions	1,084	1,133	3,264	3,447

Collateralized mortgage obligations	887	568	2,596	1,202

Other investments	31	6	88	9

Interest on balances due from depository institutions	303	162	1,507	317

Total interest income	7,839	6,464	24,926	16,862

Interest expense:
Deposits	1,471	742	4,296	1,155

Borrowings from Federal Home Loan Bank	19	59	29	71

Total interest expense	1,490	801	4,325	1,226

Net interest income	6,349	5,663	20,601	15,636

Provision for credit losses	22	27	(275)	80

Net interest income after provision for allowance for credit losses	$6,327	$5,636	$20,876	$15,556

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Income (continued)

(in thousands except per share data) (unaudited) (restated)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Non-interest income:
Trust department income and fees	$613	$420	$1,837	$1,280

Service charges on deposit accounts	830	914	2,583	2,768

Increase in cash surrender value of life insurance	120	128	352	362

Other income	182	335	483	579

Total non-interest income	1,745	1,797	5,255	4,989
Non-interest expense:
Salaries and employee benefits	2,889	3,017	8,704	8,419

Net occupancy	574	383	1,532	1,328

Equipment rentals, depreciation and maintenance	698	749	2,042	2,229

FDIC and state banking assessments	125	169	357	368

Data processing	289	377	937	1,082

ATM expense	265	256	434	902

Other real estate expense	1	61	37	122

Legal expense	125	61	434	269

Other expense	868	574	2,625	2,024

Total non-interest expense	5,834	5,647	17,102	16,743

Income before income taxes	2,238	1,786	9,029	3,802

Income tax expense	328	-	1,586	-

Net income	$1,910	$1,786	$7,443	$3,802

Basic and diluted earnings per share	$0.41	$0.38	$1.59	$0.81
Dividends declared per share	$-	$-	$0.12	$0.09

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands) (unaudited) (restated)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net income	$1,910	$1,786	$7,443	$3,802

Other comprehensive income (loss):

Net unrealized (loss) gain on available for sale securities	(7,253)	(10,043)	(2,812)	(45,142)

Total other comprehensive (loss) income	(7,253)	(10,043)	(2,812)	(45,142)

Total comprehensive (loss) income	$(5,343)	$(8,257)	$4,631	$(41,340)

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

(in thousands except share data) (unaudited) (restated)

					Accumulated
	Number of				Other
	Common	Common		Undivided	Comprehensive
	Shares	Stock	Surplus	Profits	Income (loss)	Total

Balance, January 1, 2022	4,678,186	$4,678	$65,780	$23,102	$(1,831)	$91,729
Net income				924		924
Other comprehensive (loss)					(19,334)	(19,334)
Dividend declared ($ 0.09 per share)				(421)		(421)
Balance, March 31, 2022	4,678,186	$4,678	$65,780	$23,605	$(21,165)	$72,898
Net income				1,092		1,092
Other comprehensive (loss)					(15,765)	(15,765)
Balance, June 30, 2022	4,678,186	$4,678	$65,780	$24,697	$(36,930)	$58,225
Net income				1,786		1,786
Other comprehensive (loss)					(10,043)	(10,043)
Balance, September 30, 2022	4,678,186	$4,678	$65,780	$26,483	$(46,973)	$49,968

Balance, January 1, 2023	4,678,186	$4,678	$65,780	$31,154	$(46,418)	$55,194
Cumulative effect of accounting change				(81)		(81)
Total shareholders' equity at beginning of period, as adjusted	4,678,186	4,678	65,780	31,073	(46,418)	55,113
Net income				2,623		2,623
Other comprehensive income					5,051	5,051
Balance, March 31, 2023	4,678,186	$4,678	$65,780	$33,696	$(41,367)	$62,787
Net income				2,910		2,910
Other comprehensive (loss)					(610)	(610)
Dividend declared ($ 0.12 per share)				(561)		(561)
Balance, June 30, 2023	4,678,186	$4,678	$65,780	$36,045	$(41,977)	$64,526
Net income				1,910		1,910
Other comprehensive (loss)					(7,253)	(7,253)
Stock repurchase	(5,500)	(5)		(65)		(70)
Balance, September 30, 2023	4,672,686	$4,673	$65,780	$37,890	$(49,230)	$59,113

Note: Balances as of January 1, 2022 and 2023 were audited.

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands) (unaudited) (restated)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$7,443	$3,802

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	1,128	1,269

(Reduction of) provision for allowance for credit losses	(275)	80

Writedown of other real estate	-	155

Loss (gain) on sales of other real estate	62	(87)

Amortization of intangible asset	46	5

(Accretion) amortization of available for sale securities	(27)	185

(Accretion) amortization of held to maturity securities	(2,141)	60

Change in accrued interest receivable	(83)	(364)

Increase in cash surrender value of life insurance	(352)	(362)

Change in other assets	179	(94)

Change in employee and director benefit plan liabilities and other liabilities	366	(564)
Net cash provided by operating activities	$6,346	$4,085

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(in thousands) (unaudited) (restated)

	Nine Months Ended September 30,
	2023	2022
Cash flows from investing activities:
Proceeds from maturities of available for sale securities	$50,942	$29,129

Purchases of available for sale securities	(30,161)	(108,833)

Proceeds from maturities of held to maturity securities	198,977	10,387

Purchases of held to maturity securities	(162,970)	(79,261)

Purchases of Federal Home Loan Bank stock	(74)	(7)

Proceeds from sales of other real estate	197	1,489

Purchase of intangible asset	-	(621)

Loans, net change	7,382	5,746

Acquisition of bank premises and equipment	(2,090)	(1,891)

Investment in cash surrender value of life insurance	(105)	(123)
Net cash provided by (used in) investing activities	62,098	(143,985)
Cash flows from financing activities:
Demand and savings deposits, net change	(46,416)	141,092

Time deposits, net change	(9,130)	(37,408)

Cash dividends	(561)	(421)

Stock repurchase	(70)	-

Borrowings from Federal Home Loan Bank	110,000	208,500

Repayments to Federal Home Loan Bank	(110,000)	(204,389)

Net cash (used in) provided by financing activities	(56,177)	107,374
Net change in cash and cash equivalents	12,267	(32,526)
Cash and cash equivalents, beginning of period	32,836	49,991
Cash and cash equivalents, end of period	$45,103	$17,465

See Notes to Consolidated Financial Statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2023 and 2022

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

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the financial position of the Company and its subsidiaries as of September 30, 2023 and September 30, 2022, the results of their operations and their cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2022 Annual Report and Form 10-K.

CRITICAL ACCOUNTING POLICIES

The results of operations for the quarter and nine months ended September 30, 2023, are not necessarily indicative of the results to be expected for the full year.

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

The Company’s loan portfolio segments as of September 30, 2023 and December 31, 2022 were as follows:

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

The error at each period end represented 3% or less of our shareholders' equity in all prior periods, and the aggregate net effect of the error correction on shareholders’ equity was minimal. In accordance with the guidance set forth in SEC Staff Accounting Bulletin 99, Materiality, and SEC Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financials, the Company concluded that the error was not material, to any prior periods, the current period or the trend in earnings from a quantitative and qualitative perspective. However, correcting the cumulative effect of the error in the current period would have resulted in a material misstatement in the current period and, as such, the Company has revised its previously reported financial information contained in our quarterly report on Form 10-Q for the quarter ended September 30, 2022, to correct the immaterial error. The Company will also revise previously reported financial information for this immaterial error in future filings, as applicable.

Revised Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2022 (in thousands):

	Nine Months Ended September 30, 2022
	As Reported	Adjustment	As Revised

Beginning balance undivided profits	$20,911	$2,191	$23,102
Beginning balance total shareholders' equity	89,538	2,191	91,729
Ending balance undivided profits	24,181	2,302	26,483
Ending balance total shareholders' equity	47,666	2,302	49,968

Revised Consolidated Income Statements for the three and nine months ended September 30, 2022 (in thousands):

	Three Months Ended September 30, 2022
	As Reported	Adjustment	As Revised

Non-Interest Expense	$5,684	$(37)	$5,647
Net Income	1,749	37	1,786
Basic and diluted earnings (loss) per share	0.37	0.01	0.38

	Nine Months Ended September 30, 2022
	As Reported	Adjustment	As Revised

Non-Interest Expense	$16,854	$(111)	$16,743
Net Income	3,691	111	3,802
Basic and diluted earnings (loss) per share	0.79	0.02	0.81

Accounting Standards Update –In August 2023, the Financial Accounting Standards Board issued Accounting Standards Update 2023-05 (“ASU 2023-05”), Business Combinations-Joint Venture Formations (Subtopic 805-60), Recognition and Initial Measurement. ASU 2023-05 addresses the accounting for contributions made to a joint venture, upon formation, in a joint venture’s separate financial statements. The objectives of the amendments are to (1) provide decision-useful information to investors and other allocators of capital (collectively, investors) in a joint venture’s financial statements and (2) reduce diversity in practice. The amendments in ASU 2023-05 are effective prospectively for all joint venture formations with a formation date on or after January 1, 2025. Additionally, a joint venture that was formed before January 1, 2025, may elect to apply the amendments retrospectively if it has sufficient information. Early adoption is permitted for all entities in any interim or annual period in which financial statements have not yet been issued (or made available for issuance), either prospectively or retrospectively. Management has evaluated the impact of the adoption of this standard and determined there would be no impact to the Company’s consolidated financial position or results of operations.

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

The CECL standard also requires an assessment of the Company’s held to maturity debt securities for expected credit losses and the available for sale debt securities for credit-related impairment. The Company applies the practical expedient to exclude the accrued interest receivable balance of $1,127,000 from the amortized cost basis of financing receivables and held to maturity debt securities. The allowance for credit losses on held to maturity debt securities is estimated at the individual security level when there is a more than inconsequential risk of default. A separate contra valuation account is available to absorb losses on securities. The allowance for credit loss is limited to the amount by which the fair value is less than the amortized cost basis. The Company evaluates credit impairment on available for sale debt securities at an individual security level. This evaluation is done for securities whose fair value is below amortized cost with a more than inconsequential risk of default and where the Company has assessed the decline in fair value is significant enough to suggest a credit event occurred. Credit events are generally assessed based on adverse conditions specifically related to the security, an industry, or geographic area, changes in the financial condition of the issuer of the security, or in the case of an asset-backed debt security, changes in the financial condition of the underlying loan obligors. The allowance for credit losses for such securities is measured using a discounted cash flow methodology, through which management compares the present value of expected cash flows with the amortized cost basis of the security. The allowance for credit loss is limited to the amount by which the fair value is less than the amortized cost basis. If the Company intends to sell the debt security, or more likely than not will be required to sell the security before recovery of its amortized cost basis, the security is charged down to fair value against the allowance for credit losses, with any incremental impairment reported in earnings.

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

2. Earnings Per Share:

Per share data is based on the weighted average shares of common stock outstanding of 4,677,827 and 4,678,065 for the three and nine months ended September 30, 2023 and 4,678,186 for the three and nine months ended September 30, 2022.

3. Statements of Cash Flows:

The Company has defined cash and cash equivalents as cash and due from banks. The Company paid $4,316,512 and $1,227,261 for the nine months ended September 30, 2023 and 2022, respectively, for interest on deposits and borrowings. The Company paid $415,000 and $0 in estimated income tax payments during the nine months ended September 30, 2023 and 2022. One loan in the amount of $952,000 was transferred to other real estate during the nine months ended September 30, 2023. No loans were transferred to other real estate during the nine months ended September 30, 2022.

4. Investments:

Effective January 1, 2023, in conjunction with the adoption of CECL, and again at September 30, 2023, the Company evaluated credit impairment for individual securities available for sale whose fair value was below amortized cost with a more than inconsequential risk of default and where the Company had assessed the decline in fair value significant enough to suggest a credit event occurred. There were no securities that met the criteria of a credit loss event and therefore, no allowance for credit loss was recorded for either period. The Company also evaluated impairment for individual securities held to maturity and determined an allowance for credit loss of $41,000 should be established as of January 1, 2023. No additional impairment was recorded as of September 30, 2023.

The amortized cost, fair value and allowance for credit losses related to securities at September 30, 2023 and December 31, 2022, are as follows (in thousands):

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for Credit	Estimated
September 30, 2023	Cost	Gains	Losses	Losses	Fair Value
Available for sale securities:
U.S. Treasuries	$118,559	$-	$(11,293)	$-	$107,266

Mortgage-backed securities	53,617	10	(5,866)	-	47,761

Collateralized mortgage obligations	103,148	23	(7,694)	-	95,477

States and political subdivisions	101,849	-	(25,751)	-	76,098
Total available for sale securities	$377,173	$33	$(50,604)	$-	$326,602

		Gross	Gross		Allowance	Net
	Amortized	Unrealized	Unrealized	Estimated	for Credit	Carrying
September 30, 2023	Cost	Gains	Losses	Fair Value	Losses	Amount
Held to maturity securities:
U.S. Treasuries	$64,783	$-	$(1,660)	$63,123	$-	$64,783

States and political subdivisions	96,528	30	(15,179)	81,379	(41)	96,487
Total held to maturity securities	$161,311	$30	$(16,839)	$144,502	$(41)	$161,270

		Gross	Gross	Allowance	Net
	Amortized	Unrealized	Unrealized	for Credit	Carrying
December 31, 2022	Cost	Gains	Losses	Losses	Amount
Available for sale securities:

U.S. Treasuries	$118,782	$-	$(10,414)	$-	$108,368

Mortgage-backed securities	61,280	36	(4,877)	-	56,439

Collateralized mortgage obligations	115,436	-	(8,059)	-	107,377

States and political subdivisions	102,428	2	(24,446)	-	77,984
Total available for sale securities	$397,926	$38	$(47,796)	$-	$350,168

		Gross	Gross		Allowance	Net
	Amortzied	Unrealized	Unrealized	Estimated	for Credit	Carrying
December 31, 2022	Cost	Gains	Losses	Fair Value	Losses	Amount
Held to maturity securities:
U.S. Treasuries	$94,339	-	$(1,288)	$93,051	-	$94,339

States and political subdivisions	100,878	52	(13,931)	86,999	-	100,878
Total held to maturity securities	$195,217	$52	$(15,219)	$180,050	$-	$195,217

The allowance for credit losses on held to maturity securities is a contra-asset valuation account that is deducted from the amortized cost basis of held to maturity securities to present the net amount expected to be collected. With regard to U.S. Treasury securities issued by the U.S. government, or agencies thereof, it is expected that the securities will not be settled at prices less than the amortized cost basis of the securities as such securities are backed by the full faith and credit of and/or guaranteed by the U.S. government. Accordingly, no allowance for credit losses has been recorded for these securities. Management estimates the necessity of holding expected credit loss reserves for municipal holdings classified as held to maturity on a pooled basis. The company uses a standard probability of default/loss given default approach. The approach utilizes many inputs including enhanced and underlying ratings, maturity, issuer type/subtype, NAICS code, origination date, refunding status as well as state and region.

The following table details activity in the allowance for credit losses on held to maturity securities in the state and political subdivision category during the nine months ended September 30,2023 (in thousands):

Beginning balance, prior to adoption of ASC 326	$-
Impact of adopting ASC 326	41
Credit loss expense (benefit)	-
Ending balance	$41

The amortized cost and fair value of debt securities at September 30, 2023 (in thousands), by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale securities:
Due in one year or less	$29,622	$29,521
Due after one year through five years	93,751	81,936
Due after five years through ten years	46,416	36,169
Due after ten years	50,619	35,738
Mortgage-backed securities	53,617	47,761
Collateralized mortgage obligations	103,148	95,477
Totals	$377,173	$326,602

Held to maturity securities:
Due in one year or less	$25,465	$25,222
Due after one year through five years	67,162	64,065
Due after five years through ten years	32,565	28,235
Due after ten years	36,119	26,980
Totals	$161,311	$144,502

Available for sale securities with gross unrealized losses for which an allowance for credit losses has not been recorded and held to maturity debt securities with gross unrealized losses for which an allowance for credit losses was recorded at January 1, 2023 and no additional allowance for credit losses was recorded at September 30, 2023 and December 31, 2022, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows (in thousands):

	Less Than Twelve Months		Over Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
September 30, 2023:
U.S. Treasuries	$49,066	$(285)	$116,407	$(12,668)	$165,473	$(12,953)
Mortgage-backed securities	4,172	(26)	39,202	(5,840)	43,374	(5,866)
Collateralized mortgage obligations	-	-	90,565	(7,694)	90,565	(7,694)
States and political subdivisions	6,412	(393)	149,065	(40,537)	155,477	(40,930)
TOTAL	$59,650	$(704)	$395,239	$(66,739)	$454,889	$(67,443)

December 31, 2022:
U.S. Treasuries	$132,113	$(2,158)	$64,533	$(9,544)	$196,646	$(11,702)
Mortgage-backed securities	25,234	(1,755)	21,850	(3,122)	47,084	(4,877)
Collateralized mortgage obligations	48,188	(1,610)	59,189	(6,449)	107,377	(8,059)
States and political subdivisions	50,025	(7,581)	110,881	(30,796)	160,906	(38,377)
TOTAL	$255,560	$(13,104)	$256,453	$(49,911)	$512,013	$(63,015)

At September 30, 2023, 27 of the 28 U.S. Treasury securities, 44 of the 46 mortgage-backed securities, 32 of the 33 collateralized mortgage obligations and 174 of the 188 securities issued by states and political subdivisions contained unrealized losses.

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

There were no sales of available for sale debt securities for the nine months ended September 30, 2023 and September 30, 2022.

Securities with a fair value of $296,433,681 and $398,673,043 at September 30, 2023 and December 31, 2022, respectively, were pledged to secure public deposits, federal funds purchased and other balances required by law.

5. Loans:

Certain items previously reported have been reclassified to conform to the current year’s reporting format due to the adoption of CECL.

The composition of the loan portfolio at September 30, 2023 and December 31, 2022, is as follows (in thousands):

	September 30, 2023	December 31, 2022

Real estate, residential	$73,025	$67,512

Real estate, construction	26,907	30,146

Real estate, nonresidential	110,571	122,233

Commercial and industrial	10,831	10,497

Other	8,348	7,490

Total	$229,682	$237,878

The age analysis of the loan portfolio, segregated by class of loans, as of September 30, 2023 and December 31, 2022, is as follows (in thousands):

							Loans Past
							Due Greater
	Number of Days Past Due						Than 90
			Greater	Total		Total	Days &
	30 - 59	60 - 89	Than 90	Past Due	Current	Loans	Still Accruing
September 30, 2023:
Real estate, residential	$471	$116	$29	$616	$72,409	$73,025	$-
Real estate, construction	161	91	-	252	26,655	26,907	-
Real estate, nonresidential	276	-	-	276	110,295	110,571	-
Commercial and industrial	24	-	-	24	10,807	10,831	-
Other	7	11	-	18	8,330	8,348	-

Total	$939	$218	$29	$1,186	$228,496	$229,682	$-
December 31, 2022:
Real estate, residential	$34	$49	$-	$83	$67,429	$67,512	$-
Real estate, construction	79	2	-	81	30,065	30,146	-
Real estate, nonresidential	-	-	1,101	1,101	121,132	122,233	-
Commercial and industrial	-	-	-	-	10,497	10,497	-
Other	14	-	-	14	7,476	7,490	-

Total	$127	$51	$1,101	$1,279	$236,599	$237,878	$-

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

An analysis of the loan portfolio by loan grade, segregated by class of loans, as of September 30, 2023 and December 31, 2022, is as follows (in thousands):

	Loans With A Grade Of:
	A, B or C	S	D	E	F	Total
September 30, 2023:
Real estate, residential	$72,230	$69	$538	$188	$-	$73,025

Real estate, construction	26,815	-	90	2	-	26,907

Real estate, nonresidential	110,468	-	103	-	-	110,571

Commercial and industrial	10,831	-	-	-	-	10,831

Other	8,336	-	12	-	-	8,348

Total	$228,680	$69	$743	$190	$-	$229,682

December 31, 2022:
Real estate, residential	$66,490	$77	$822	$123	-	$67,512

Real estate, construction	30,115	-	2	29	-	30,146

Real estate, nonresidential	120,423	-	466	1,344	-	122,233

Commercial and industrial	10,497	-	-	-	-	10,497

Other	7,476	-	7	7	-	7,490

Total	$235,001	$77	$1,297	$1,503	$-	$237,878

Prior to 2020, certain loans were modified by granting interest rate concessions to these customers with such loans being classified as troubled debt restructurings. During 2023 and 2022, the Company did not restructure any additional loans. There were no specific reserves allocated to troubled debt restructurings as of September 30, 2023 and December 31, 2022, respectively. The Bank had no commitments to lend additional amounts to customers with outstanding loans classified as troubled debt restructurings as of September 30, 2023 and December 31, 2022.

The following tables further disaggregates credit quality disclosures by amortized cost by class and vintage for term loans and by revolving and revolving converted to amortizing as of September 30, 2023 (in thousands). The Company defines vintage as the later of origination, renewal or restructure date.

	Term Loans							Revolving
	Amortized Cost Basis by Origination Year							Loans
							Revolving	Converted to
	2023	2022	2021	2020	2019	Prior	Loans	Term Loans	Total
September 30, 2023:
Real Estate, Residential Loans:
A, B, or C	$9,060	$17,043	$12,560	$5,171	$6,291	$18,421	$2,732	$952	$72,230
S	-	-	-	-	-	69	-	-	69
D	-	-	-	-	-	538	-	-	538
E	-	-	-	46	18	124	-	-	188
F	-	-	-	-	-	-	-	-	-
Total Real Estate Residential Loans	$9,060	$17,043	$12,560	$5,217	$6,309	$19,152	$2,732	$952	$73,025

Real Estate, Construction Loans:
A, B, or C	$2,013	$3,950	$3,789	$1,494	$39	$4,046	$11,484	$-	$26,815
S	-	-	-	-	-	-	-	-	-
D	-	-	-	90	-	-	-	-	90
E	-	-	-	-	-	2	-	-	2
F	-	-	-	-	-	-	-	-	-
Total Real Estate, Construction Loans	$2,013	$3,950	$3,789	$1,584	$39	$4,048	$11,484	$-	$26,907

Real Estate,Nonresidential Loans:
A, B, or C	$6,037	$25,285	$11,208	$15,946	$5,566	$36,171	$10,255	$-	$110,468
S	-	-	-	-	-	-	-	-	-
D	-	-	-	-	-	103	-	-	103
E	-	-	-	-	-	-	-	-	-
F	-	-	-	-	-	-	-	-	-
Total Real Estate, Nonresidential Loans	$6,037	$25,285	$11,208	$15,946	$5,566	$36,274	$10,255	$-	$110,571

Commercial and industrial
A, B, or C	$885	$796	$865	$286	$2,810	$588	$4,247	$354	$10,831
S	-	-	-	-	-	-	-	-	-
D	-	-	-	-	-	-	-	-	-
E	-	-	-	-	-	-	-	-	-
F	-	-	-	-	-	-	-	-	-
Total Commercial and Industrial Loans	$885	$796	$865	$286	$2,810	$588	$4,247	$354	$10,831

Consumer/Other Loans
A, B, or C	$3,961	$1,842	$978	$605	$266	$437	$247	$-	$8,336
S	-	-	-	-	-	-	-	-	-
D	-	7	-	-	-	-	5	-	12
E	-	-	-	-	-	-	-	-	-
F	-	-	-	-	-	-	-	-	-
Total Consumer/Other Loans	$3,961	$1,849	$978	$605	$266	$437	$252	$-	$8,348

A loan may be impaired but not on nonaccrual status when the loan is well secured and in the process of collection. Total loans on nonaccrual as of September 30, 2023 and December 31, 2022, are as follows (in thousands):

	September 30, 2023	December 31, 2022

Real estate, residential	$188	$90

Real estate, nonresidential	-	1,344

Other	-	7

Total	$188	$1,441

The following tables further disaggregates nonaccrual disclosures by amortized cost by class and vintage for term loans and by revolving and revolving converted to amortizing as of September 30, 2023 (in thousands). The Company defines vintage as the later of origination, renewal or restructure date.

	Term Loans							Revolving
	Amortized Cost Basis by Origination Year							Loans
							Revolving	Converted to
	2023	2022	2021	2020	2019	Prior	Loans	Term Loans	Total
September 30, 2023:
Real estate, residential	$-	$-	$-	$-	$18	$170	$-	$-	$188
Real estate, construction	-	-	-	-	-	-	-	-	-
Real estate, nonresidential	-	-	-	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-	-	-	-
Consumer/Other	-	-	-	-	-	-	-	-	-
Total Loans on Nonaccrual	$-	$-	$-	$-	$18	$170	$-	$-	$188

Impaired loans, which include loans classified as nonaccrual and troubled debt restructurings, segregated by class of loans, as of September 30, 2023 and December 31, 2022, are as follows (in thousands):

	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2023:
With no related allowance recorded:
Real estate, residential	$179	$151	$-	$158	$-
Real estate, construction	80	1	-	13	7
Real estate, nonresidential	-	-	-	-	-
Other	5	-	-	-	-

Total	264	152	-	171	7

With a related allowance recorded:
Real estate, residential	55	46	40	47	-

Total	55	46	40	47	-

Total by class of loans:
Real estate, residential	234	197	40	205	-
Real estate, construction	80	1	-	13	7
Real estate, nonresidential	-	-	-	-	-
Other	5	-	-	-	-

Total	$319	$198	$40	$218	$7

	Unpaid			Average	Interest
	Principal	Recorded	Related	Recorded	Income
	Balance	Investment	Allowance	Investment	Recognized
December 31, 2022:
With no related allowance recorded:
Real estate, residential	$525	$500	$-	$533	$25
Real estate, construction	102	29	-	46	7
Real estate, nonresidential	363	243	-	273	-
Other	7	7	-	7	-

Total	997	779	-	859	32

With a related allowance recorded:
Real estate, residential	57	49	40	50	-
Real estate, nonresidential	1,101	1,101	84	1,103	-

Total	1,158	1,150	124	1,153	-

Total by class of loans:
Real estate, residential	525	500	-	533	25
Real estate, construction	159	78	40	96	7
Real estate, nonresidential	1,464	1,344	84	1,376	-
Other	7	7	-	7	-

Total	$2,155	$1,929	$124	$2,012	$32

The Company had no loan modifications made to borrowers experiencing financial difficulty as of September 30, 2023.

6. Allowance for Credit Losses:

The following tables show activity in the allowance for credit losses by portfolio class for the three and nine months ended September 30, 2023 and 2022, as well as the corresponding recorded investment in loans at the end of each period. Effective January 1, 2023, the Company adopted the provisions of ASC 326 (CECL) using a modified retrospective basis. The difference between the December 31, 2022 incurred allowance and the CECL allowance is reflected as a cumulative effect of change in accounting principle in the table below. For further discussion of the day one impact of the CECL adoption, refer to Note 1.

Transactions in the allowance for credit losses on loans and leases for the three and nine months ended September 30, 2023 and 2022, and the balances of loans, individually and collectively evaluated for impairment, as of September 30, 2023 and 2022, are as follows (in thousands):

Allowance for credit losses	Real Estate, Residential	Real Estate, Construction	Real Estate, Nonresidential	Commercial and Industrial	Other	Total
For the Nine Months Ended September 30, 2023
Allowance for Loan Losses:
Beginning balance	$913	$392	$1,639	$143	$251	$3,338
Cumulative effect of change in accounting principle	396	(58)	(215)	(84)	(49)	(10)
Charge-offs	-	-	(270)	-	(157)	(427)
Recoveries	-	-	487	-	93	580
Net provision for loan losses	(299)	(150)	169	(8)	8	(280)
Ending Balance-allowance for loan losses	$1,010	$184	$1,810	$51	$146	$3,201

For the Nine Months Ended September 30, 2023
Reserve for unfunded lending commitments:
Beginning balance	$-	$-	$-	$-	$-	$-
Cumulative effect of change in accounting principle	4	30	5	15	18	72
Provision for losses on unfunded commitments	1	18	(1)	(2)	(11)	5
Ending balance-reserve for unfunded commitments	$5	$48	$4	$13	$7	$77
Total allowance for credit losses September 30, 2023	$1,015	$232	$1,814	$64	$153	$3,278

For the Quarter Ended September 30, 2023
Allowance for Loan Losses:
Beginning balance	$649	$217	$2,144	$67	$147	$3,224
Charge-offs	-	-	-	-	(40)	(40)
Recoveries	-	-	-	-	17	17
Net provision for loan losses	361	(33)	(334)	(16)	22	-
Ending Balance-allowance for loan losses	$1,010	$184	$1,810	$51	$146	$3,201

For the Quarter Ended September 30, 2023
Reserve for unfunded lending commitments:
Beginning balance	$6	$38	$4	$-	$7	$55
Provision for losses on unfunded commitments	(1)	10	-	13	-	22
Ending balance-reserve for unfunded commitments	$5	$48	$4	$13	$7	$77
Total allowance for credit losses September 30, 2023	$1,015	$232	$1,814	$64	$153	$3,278

Allowance for loan losses, September 30, 2023:
Individually evaluated	$44	$-	$-	$-	$7	$51
Collectively evaluated	966	184	1,810	51	139	3,150
Allowance for loan losses:	$1,010	$184	$1,810	$51	$146	$3,201
Reserve for unfunded lending commitments:
Individually evaluated	$-	$-	$-	$-	$-	$-
Collectively evaluated	5	48	4	13	7	77
Reserve for unfunded lending commitments:	$5	$48	$4	$13	$7	$77
Total allowance for credit losses, September 30, 2023	$1,015	$232	$1,814	$64	$153	$3,278

Loans, September 30, 2023:
Individually evaluated	$726	$92	$103	$-	$12	$933
Collectively evaluated	72,299	26,815	110,468	10,831	8,336	228,749
Total loans, September 30, 2023:	$73,025	$26,907	$110,571	$10,831	$8,348	$229,682

The following table further disaggregates gross charge-off disclosures by amortized cost by credit quality indicator, class, and year of origination as of September 30, 2023 (in thousands). The Company defines vintage as the later of origination, renewal or restructure date.

	Term Loans							Revolving
	Amortized Cost Basis by Origination Year							Loans
							Revolving	Converted to
	2023	2022	2021	2020	2019	Prior	Loans	Term Loans	Total
September 30, 2023:
Real estate, nonresidential	$-	$-	$-	$-	$-	$-	$-	$-	$-
A,B, or C	-	-	-	-	-	-	-	-	-
S	-	-	-	-	-	-	-	-	-
D	-	-	-	-	-	-	-	-	-
E	-	-	-	-	-	270	-	-	270
F	-	-	-	-	-	-	-	-	-
Total Real estate, nonresidential loans	$-	$-	$-	$-	$-	$270	$-	$-	$270
Consumer/Other
A,B, or C	$152	$2	$-	$-	$-	$-	$-	$-	$154
S	-	-	-	-	-	-	-	-	-
D	-	-	-	-	-	-	-	-	-
E	-	-	-	3	-	-	-	-	3
F	-	-	-	-	-	-	-	-	-
Total Consumer/Other Loans	$152	$2	$-	$3	$-	$-	$-	$-	$157
Total Gross Loan Chargeoffs:	$152	$2	$-	$3	$-	$270	$-	$-	$427

	Real Estate, Residential	Real Estate, Construction	Real Estate, Nonresidential	Commercial and Industrial	Other		Total
For the Nine Months Ended September 30, 2022:
Allowance for Loan Losses:
Beginning balance	$873	$351	$1,781	$228		$78	$3,311
Charge-offs	-	-	-	-		(191)	(191)
Recoveries	-	-	48	22		92	162
Provision	125	28	(267)	(122)		316	80
Ending Balance	$998	$379	$1,562	$128		$295	$3,362

For the Quarter Ended September 30, 2022:
Allowance for Loan Losses:
Beginning Balance	$980	$369	$1,703	$250		$77	$3,379
Charge-offs	-	-	-	-		(61)	(61)
Recoveries	-	-	-	-		17	17
Provision	18	10	(141)	(122)		262	27
Ending Balance	$998	$379	$1,562	$128		$295	$3,362

Allowance for Loan Losses, September 30, 2022:
Ending balance: individually evaluated for impairment	$145	$-	$84	$-	$		$229
Ending balance: collectively evaluated for impairment	$853	$379	$1,478	$128		$295	$3,133

Total Loans, September 30, 2022:
Ending balance: individually evaluated for impairment	$1,070	$174	$1,876	$-		$17	$3,137
Ending balance: collectively evaluated for impairment	$63,815	$29,247	$119,577	$9,794		$7,817	$230,250

The calculation of the allowance for credit losses under CECL is performed using two primary approaches: a collective approach for pools of loans that have similar risk characteristics using a loss rate analysis, and a specific reserve analysis for credits individually evaluated.

7. Deposits:

Time deposits of $250,000 or more totaled approximately $7,445,000 and $8,773,000 at September 30, 2023 and December 31, 2022, respectively.

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

The balances of available for sale securities, which are the only assets measured at fair value on a recurring basis, by level within the fair value hierarchy and by investment type, as of September 30, 2023 and December 31, 2022 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
September 30, 2023:
U.S. Treasuries	$107,266	$-	$107,266	$-
Mortgage-backed securities	47,761	-	47,761	-
Collateralized mortgage obligations	95,477	-	95,477	-
States and political subdivisions	76,098	-	76,098	-
Total	$326,602	$-	$326,602	$-

December 31, 2022:
U.S. Treasuries	$108,368	$-	$108,368	$-
Mortgage-backed securities	56,439	-	56,439	-
Collateralized mortgage obligations	107,377	-	107,377	-
States and political subdivisions	77,984	-	77,984	-
Total	$350,168	$-	$350,168	$-

Impaired loans, which are measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of September 30, 2023 and December 31, 2022 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
September 30, 2023	$7	$-	$-	$7
December 31, 2022	1,026	-	-	1,026

Other real estate, which is measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of September 30, 2023 and December 31, 2022 are as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
September 30, 2023	$952	$-	$-	$952
December 31, 2022	259	-	-	259

The following table presents a summary of changes in the fair value of other real estate which is measured using level 3 inputs (in thousands):

	For the Nine	For the Year
	Months Ended	Ended
	September 30, 2023	December 31, 2022
Balance, beginning of period	$259	$1,891

Loans transferred to ORE	952	-

Sales	(197)	(1,477)

Losses on sales	(62)	-

Writedowns	-	(155)

Balance, end of period	$952	$259

The carrying value and estimated fair value of financial instruments, by level within the fair value hierarchy, at September 30, 2023 and December 31, 2022, are as follows (in thousands):

	Carrying	Fair Value Measurements Using
	Amount	Level 1	Level 2	Level 3	Total
September 30, 2023:
Financial Assets:
Cash and due from banks	$45,103	$45,103	$-	$-	$45,103
Available for sale securities	326,602	-	326,602	-	326,602
Held to maturity securities	161,270	-	144,502	-	144,502
Other investments	350	350	-	-	350
Federal Home Loan Bank stock	2,249	-	2,249	-	2,249
Loans, net	226,481	-	-	213,785	213,785
Cash surrender value of life insurance	21,225	-	21,225	-	21,225
Intangible asset	554	-	-	554	554
Financial Liabilities:
Deposits:
Non-interest bearing	198,628	198,628	-	-	198,628
Interest bearing	499,618	-	-	423,921	423,921
Time Deposits	31,988	-	-	30,634	30,634
Borrowings from Federal Home Loan Bank	-	-	-	-	-

	Carrying	Fair Value Measurements Using
	Amount	Level 1	Level 2	Level 3	Total
December 31, 2022:
Financial Assets:
Cash and due from banks	$32,836	$32,836	$-	$-	$32,836
Available for sale securities	350,168	-	350,168	-	350,168
Held to maturity securities	195,217	-	180,050	-	180,050
Other investments	350	350	-	-	350
Federal Home Loan Bank stock	2,175	-	2,175	-	2,175
Loans, net	234,540	-	-	223,494	223,494
Cash surrender value of life insurance	20,768	-	20,768	-	20,768
Intangible asset	600	-	-	600	600
Financial Liabilities:
Deposits:
Non-interest bearing	198,097	198,097	-	-	198,097
Interest bearing	546,565	-	-	458,433	458,433
Time deposits	41,118	-	-	39,517	39,517
Borrowings from Federal Home Loan Bank	-	-	-	-	-

10. Income Taxes:

The income tax expense and effective tax rate included in the consolidated statements of income are shown in the table below for the periods presented (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Tax	Rate	Tax	Rate	Tax	Rate	Tax	Rate
Income Taxes:
Current	$(374)	-17%	$-	0%	$318	4%	$-	0%
Deferred	702	31%	-	0%	1,268	14%	-	0%

Total income tax expense	$328	15%	$-	0%	$1,586	18%	$-	0%

For the three and nine months ended September 30, 2023, the current effective tax rate differs from the statutory tax rate of 21% primarily due to the tax-exempt interest income earned on certain investment securities, bank owned life insurance, and federal tax credits. For the three and nine months ended September 30, 2022, the effective tax rate differs from the statutory tax rate of 21% primarily due to tax-exempt interest income earned on certain investment securities, bank owned life insurance, federal tax credits and a net operating loss carryforward that was completely utilized at the end of 2022.

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

New Accounting Pronouncements

The Financial Accounting Standards Board issued several accounting standards updates during the nine months ended September 30, 2023. Further disclosure is included in Note 1.

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

The CECL methodology described in FASB Accounting Standards Update (ASU) 2016-13, Financial Instruments-Credit Losses (Topic 326), applies to financial assets measured at amortized cost, and off-balance-sheet credit exposures (collectively, financial assets).

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

GAAP Reconciliation and Explanation

This Form 10-Q contains non-GAAP financial measures determined by methods other than in accordance with GAAP. Such non-GAAP financial measures include taxable equivalent interest income and taxable equivalent net interest income. Management uses these non-GAAP financial measures because it believes they are useful for evaluating our operations and performance over periods of time, as well as in managing and evaluating our business and in discussions about our operations and performance. Management believes these non-GAAP financial measures provide users of our financial information with a meaningful measure for assessing our financial results, as well as comparison to financial results for prior periods. These non-GAAP financial measures should not be considered as a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled financial measures used by other companies. A reconciliation of these operating performance measures to GAAP performance measures for the three months and nine months ended September 30, 2023 and 2022 is included in the table below.

RECONCILIATION OF NON-GAAP PERFORMANCE MEASURES (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Interest income reconciliation:
Interest income - taxable equivalent	$7,899	$6,530	$25,111	$17,053
Taxable equivalent adjustment	(60)	(66)	(185)	(191)

Interest income (GAAP)	$7,839	$6,464	$24,926	$16,862

Net interest income reconciliation:
Net interest income - taxable equivalent	$6,409	$5,729	$20,786	$15,827
Taxable equivalent adjustment	(60)	(66)	(185)	(191)

Net interest income (GAAP)	$6,349	$5,663	$20,601	$15,636

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

The Company reported net income of $1,910,000 for the third quarter of 2023 compared with net income of $1,786,000 for the third quarter of 2022. The Company reported net income of $7,443,000 for the first nine months of 2023 compared with net income of $3,802,000 for the first nine months of 2022. Results in the third quarter and first nine months of 2023 included an increase in net income attributable to higher interest income on securities, overnight fed funds and loans due to an increase in interest rates offset somewhat by a higher cost of funds.

Managing the net interest margin is a key component of the Company’s earnings strategy. During 2022, the Federal Reserve increased rates by 425 basis points and increased again 50 basis points in the first quarter of 2023, 25 basis points in the second quarter of 2023 and another 25 basis points in the third quarter of 2023 in an effort to slow inflation. As a result, net interest income increased $686,000 in the third quarter of 2023 as compared with 2022 and increased $4,965,000 in the first nine months of the year of 2023 as compared to 2022. This increase was attributable to higher interest income on securities, overnight fed funds and loans somewhat offset by a higher cost of funds.

Monitoring asset quality, estimating potential losses in our loan portfolio and addressing non-performing loans continue to be a major focus of the Company. The provision for the allowance for credit losses on unfunded commitments of $22,000 was recorded in the third quarter of 2023 as compared with a provision of $27,000 for the third quarter of 2022. A reduction of the provision for the allowance for credit losses of $275,000 was recorded for the first three quarters of 2023 compared to a provision in the allowance for loan losses of $80,000 for the first three quarters of 2022. The Company is working diligently to address and reduce its non-performing assets. On June 30, 2023, following a foreclosure, a large loan was charged off in the amount of $186,000 and the related property was moved into other real estate. This increased the Bank’s other real estate balance to $952,000, which is the reported balance of the Bank’s other real estate as of September 30, 2023. The Bank decreased its balance in nonaccrual loans during the first nine months of 2023 by $1,253,000 to $188,000 as of September 30, 2023, compared to $1,441,000 as of December 31, 2022. In October 2023, funds were received to settle the sale of one property in other real estate reducing the balance to $1. Most of these loans are collateral-dependent, and the Company has rigorously evaluated the value of its collateral to determine potential losses.

Non-interest income decreased $52,000 for the third quarter of 2023 as compared with 2022 results. Results for the third quarter of 2023 included lower other income of $153,000 and lower service charges of $84,000 offset somewhat by higher trust department income of $193,000. Non-interest income increased $266,000 for the first three quarters of 2023 as compared with 2022 results. Results in 2023 included higher trust department income and fees of $557,000 offset somewhat by lower service fee income of $185,000 and lower other income of $96,000.

Non-interest expenses increased $187,000 for the quarter ended September 30, 2023, as compared with 2022 results. This net increase for the third quarter of 2023 was primarily the result of higher other expense of $294,000, which consisted of higher accounting expense of $128,000, compliance expense of $58,000 and various other expenses offset somewhat by lower data processing expense of $88,000. Non-interest expenses increased $359,000 for the three quarters ended September 30, 2023, as compared with 2022 results. This net increase for the three quarters ended September 30, 2023, was primarily the result of higher other expense of $601,000 which included higher accounting expense of $272,000, compliance expense of $168,000, and trust expense of $113,000, higher salary expense of $285,000 and net occupancy of $204,000 offset somewhat by lower ATM expense of $468,000 which was the result of credits received from a third-party vendor, lower equipment rentals and maintenance of $187,000 and lower data processing expense of $145,000 which was the result of a renegotiation of a contract .

Total assets at September 30, 2023 decreased $51,261,000 as compared with December 31, 2022. Total deposits decreased $55,546,000 primarily as several public fund account balances decreased due to placement with other financial institutions. This decrease in deposits caused a decrease in net securities of $57,513,000. The decrease in net securities was also affected by an increase in unrealized losses on available for sale securities. In order to remain liquid as securities have matured the funds have been placed in cash and due from banks to prevent a borrowing position.

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

Quarter Ended September 30, 2023 as Compared with Quarter Ended September 30, 2022

The Company’s average interest-earning assets decreased approximately $95,226,000, or 10.99%, from approximately $866,403,000 for the third quarter of 2022 to approximately $771,177,000 for the third quarter of 2023.

The Company’s average balance sheet decreased primarily as average investments decreased approximately $88,971,000, along with a decrease in average balances due from financial institutions of approximately $4,985,000 along with a decrease in average loans of approximately $1,337,000 for the third quarter of 2023 as compared with the third quarter of 2022. Average loans decreased as principal payments, maturities, and charge-offs on existing loans exceeded new loans. Funds available from the decrease in average loans and the decrease in balances due from financial institutions and the decrease in investment in securities was due to a decrease in average deposits due to the runoff of some public fund deposits.

The average yield on interest-earning assets increased from 3.01% for the third quarter of 2022 to 4.10% for the third quarter of 2023. This increase is due to an increase in interest rates on overnight fed funds, loans, and securities in 2023.

Average interest-bearing liabilities decreased approximately $92,060,000 or 14%, from approximately $648,303,000 for the third quarter of 2022 to approximately $556,243,000 for the third quarter of 2023. Average savings and interest bearing DDA deposits decreased approximately $40,061,000 while time deposits decreased approximately $44,290,000 primarily as several large public fund customers moved funds from time deposits into non maturity deposits and maintained lower balances or moved accounts to other financial institutions. Although average deposits decreased the Company evaluates on an ongoing and continuous basis various moderate to severe economic scenarios and does not anticipate a liquidity issue.

The average rate paid on interest-bearing liabilities for the third quarter of 2022 was 0.49% as compared with 1.07% for the third quarter of 2023. Since the Federal Reserve increased rates 425 basis points during 2022, the Federal Reserve has increased rates 50 basis points during the first quarter of 2023, 25 basis points in the second quarter of 2023 and another 25 basis points in the third quarter of 2023 which has caused the bank to experience a rising cost of funds.

The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 2.64% for the third quarter of 2022 as compared with 3.32% for the third quarter of 2023.

Nine Months Ended September 30, 2023 as Compared with Nine Months Ended September 30, 2022

The Company’s average interest-earning assets decreased approximately $25,114,000, or 3%, from approximately $864,352,000 for the first three quarters of 2022 to approximately $839,238,000 for the first three quarters of 2023. The Company’s average balance sheet decreased primarily as average federal funds sold decreased approximately $46,758,000. These decreases were caused by the decrease in savings, and interest-bearing DDA balances during the same period due to the runoff of several large public fund depositors.

The average yield on earning assets increased from 2.63% for the first three quarters of 2022 to 4.00% for the first three quarters of 2023. This increase is due to an increase in interest rates on overnight fed funds, loans, and securities in 2023.

Average interest-bearing liabilities increased approximately $16,280,000, or 3%, from approximately $615,811,000 for the first three quarters of 2022 to approximately $632,091,000 for the first three quarters of 2023. Average savings and interest bearing DDA balances increased approximately $72,065,000 while average time deposits decreased approximately $52,842,000 primarily as several large public fund customers moved funds from time deposits into non maturity deposits and maintained lower balances or moved to other financial institutions.

The average rate paid on interest-bearing liabilities for the first three quarters of 2022 was 0.27% compared with 0.91% for the first three quarters of 2023. The Federal Reserve has increased rates significantly during 2022 and 2023 which has caused the bank to experience a rising cost of funds.

The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 2.44% for the first three quarters of 2022 as compared with 3.30% for the first three quarters of 2023

The tables on the following pages analyze the changes in tax-equivalent net interest income for the quarters and nine months ended September 30, 2023 and 2022.

Analysis of Average Balances, Interest Earned/Paid and Yield

(In Thousands)

	Quarter Ended September 30, 2023			Quarter Ended September 30, 2022
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate
Loans (2)(3)	$231,367	$3,237	5.60%	$232,704	$2,786	4.79%

Balances due from depository institutions	26,607	303	4.56%	31,592	162	2.05%

HTM:
Taxable	152,324	1,282	3.37%	128,180	844	2.63%
Non taxable (1)	36,037	259	2.87%	37,864	275	2.91%

AFS:
Taxable	318,780	2,759	3.46%	429,534	2,421	2.25%
Non taxable (1)	3,840	28	2.92%	4,374	35	3.20%
Other	2,222	31	5.58%	2,155	7	1.30%

Total	$771,177	$7,899	4.10%	$866,403	$6,530	3.01%
Savings & interest- bearing DDA	$519,731	$1,404	1.08%	$559,792	$566	0.40%

Time deposits	35,205	67	0.76%	79,495	176	0.89%

Borrowings from
FHLB	1,307	19	5.81%	9,016	59	2.62%

Total	$556,243	$1,490	1.07%	$648,303	$801	0.49%

Net tax-equivalent spread			3.03%			2.52%

Net tax-equivalent margin on earning assets			3.32%			2.64%

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 21% in 2023 and 2022. See disclosure of Non-GAAP financial measures on page 44.

(2) Loan fees of $92 and $156 for 2023 and 2022, respectively, are included in these figures. Of the loan fees recognized in 2022, $21 were related to PPP loans.

(3) Average balance includes nonaccrual loans.

Analysis of Average Balances, Interest Earned/Paid and Yield

(In Thousands)

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate
Loans (2)(3)	$234,519	$9,509	5.41%	$236,105	$8,156	4.61%

Balances due from depository institutions	42,899	1,507	4.68%	89,657	317	0.47%

HTM:
Taxable	185,753	4,890	3.51%	94,527	1,825	2.57%
Non taxable (1)	36,726	788	2.86%	37,317	789	2.82%

AFS:
Taxable	333,150	8,238	3.30%	399,636	5,839	1.95%
Non taxable (1)	3,993	92	3.07%	4,957	118	3.17%
Other	2,198	88	5.34%	2,153	9	0.56%

Total	$839,238	$25,112	3.99%	$864,352	$17,053	2.63%
Savings & interest- bearing DDA	$593,928	$4,138	0.93%	$521,863	$848	0.22%

Time deposits	37,436	158	0.56%	90,278	307	0.45%

Borrowings from
FHLB	727	29	5.32%	3,670	71	2.58%

Total	$632,091	$4,325	0.91%	$615,811	$1,226	0.27%

Net tax-equivalent spread			3.08%			2.36%

Net tax-equivalent margin on earning assets			3.30%			2.44%

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 21% in 2023 and 2022. See disclosure of Non-GAAP financial measures on page 45.

(2) Loan fees of $251 and $537 for 2023 and 2022, respectively, are included in these figures. Of the loan fees recognized in 2022, $110 were related to PPP loans.

(3) Average balance includes nonaccrual loans.

Analysis of Changes in Interest Income and Interest Expense

(In Thousands)

	For the Quarter Ended
	September 30, 2023 compared with September 30, 2022
	Volume	Rate	Rate/Volume	Total
Interest earned on:

Loans	$(16)	$470	$(3)	$451

Balances due from financial institutions	(26)	198	(31)	141

Held to maturity securities:
Taxable	159	234	44	437
Non taxable	(13)	(3)	-	(16)

Available for sale securities:
Taxable	(624)	1,297	(334)	339
Non taxable	(4)	(3)	-	(7)
Other	-	24	1	25

Total	$(524)	$2,217	$(323)	$1,370

Interest paid on:

Savings & interest-bearing DDA	$(41)	$946	$(68)	$837

Time deposits	(98)	(25)	14	(109)

Borrowings from FHLB	(50)	72	(62)	(40)

Total	$(189)	$993	$(116)	$688

Analysis of Changes in Interest Income and Interest Expense

(In Thousands)

	For the Nine Months Ended
	September 30, 2023 compared with September 30, 2022
	Volume	Rate	Rate/Volume	Total
Interest earned on:

Loans	$(55)	$1,417	$(10)	$1,352

Balances due from financial institutions	(165)	2,833	(1,477)	1,191

Held to maturity securities:
Taxable	1,761	663	640	3,064
Non taxable	(12)	12	-	-

Available for sale securities:
Taxable	(971)	4,043	(673)	2,399
Non taxable	(23)	(4)	1	(26)
Other	-	77	2	79

Total	$535	$9,041	$(1,517)	$8,059

Interest paid on:

Savings & interest-bearing DDA	$117	$2,788	$385	$3,290

Time deposits	(180)	74	(43)	(149)

Borrowings from FHLB	(57)	76	(61)	(42)

Total	$(120)	$2,938	$281	$3,099

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

The Company has adopted the CECL (Current Expected Credit Losses) methodology for estimating allowances for credit losses effective January 1, 2023. Under CECL, the allowance for credit losses (ACL) is a valuation account, measured as the difference between the Bank’s amortized cost basis and the net amount expected to be collected on the financial assets (i.e., lifetime credit losses). The CECL methodology described in FASB Accounting Standards Update (ASU) 2016-13, Financial Instruments-Credit Losses (Topic 326), applies to financial assets measured at amortized cost, and off-balance-sheet credit exposures (collectively, financial assets) including: financing receivables such as loans held for investment, held to maturity debt securities, off-balance-sheet credit exposures (unfunded commitments) including off-balance sheet loan commitments; standby letters of credit; and other similar instruments.

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

The Company’s on-going, systematic evaluation resulted in the Company recording a provision for the allowance for credit losses on unfunded commitment of $22,000 and a provision $27,000 for the third quarters of 2023 and 2022, respectively, and a negative provision of $275,000 and a provision of $80,000 for the first three quarters of 2023 and 2022, respectively. During the first nine months of 2023 one large loan on nonaccrual prior to foreclosure was moved to other real estate during the quarter along with a recovery of another loan in the amount of $468,000. The Company’s analysis includes evaluating the current values of collateral and securing all nonaccrual loans. Nonaccrual loans totaled $188,000 and $1,441,000 at September 30, 2023 and December 31, 2022. Specific reserves totaled $40,000 and $124,000 at September 30, 2023 and December 31, 2022, respectively. The specific reserves allocated to nonaccrual loans are relatively low as collateral values appear sufficient to cover credit losses on loans or the loan balances have been charged down to their realizable value.

The allowance for credit losses on loans and leases as a percentage of loans was 1.39% at September 30, 2023 and 1.40% at December 31, 2022, respectively. The Company believes that its allowance of credit losses on loans and leases is appropriate as of September 30, 2023.

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

Non-interest income

Quarter Ended September 30, 2023 as Compared with Quarter Ended September 30, 2022

Non-interest income decreased $52,000 for the third quarter of 2023 as compared with the third quarter of 2022. Results in 2023 included lower other income of $153,000, which consisted of several nonrecurring income items along with lower service charge income of $84,000 offset somewhat by higher trust department income and fees of $193,000 as a result of the Trustmark acquisition that occurred in August of 2022.

Nine Months Ended September 30, 2023 as Compared with Nine Months Ended September 30, 2022

Non-interest income increased $266,000 for the first three quarters of 2023 as compared with the first three quarters of 2022. Results in 2023 included an increase in trust department income and fees of $557,000, which increased due to the increase in accounts as a result of the acquisition in August of 2022 offset somewhat by lower service charge income of $185,000 which can fluctuate in the normal course of business.

Non-interest expense

Quarter Ended September 30, 2023 as Compared with Quarter Ended September 30, 2022

Total non-interest expense increased $187,000 for the third quarter of 2023 as compared with the third quarter of 2022. In 2023, other expenses increased $294,000, which was the result of increased accounting fees of $128,000, compliance expense of $58,000 along with an increase in net occupancy expense of $191,000 and legal expense of $64,000 and trust expense of $68,000 offset somewhat by a decrease in salaries and benefits of $128,000, data processing expense of $88,000, other real estate expense of $60,000, maintenance expenses of $51,000, and assessment costs of $44,000 compared to 2022.

Nine Months Ended September 30, 2023 as Compared with Nine Months Ended September 30, 2022

Total non-interest expense increased $359,000 for the first three quarters of 2023 as compared with the first three quarters of 2022. In 2023, other expenses increased $601,000 which included accounting fees of $272,000, compliance expense of $169,000 and trust expense of $113,000 along with an increase in salaries and benefits of $285,000, net occupancy of $204,000 and legal expense of $165,000 offset somewhat by ATM expense decreased $468,000, which was the result of credits received from a third-party vendor, equipment and maintenance expenses decreased $187,000, data processing expense decreased $145,000, due to the renegotiation of a contract and other real estate expense decreased $85,000.

Income Taxes

During the fourth quarter of 2022, the Company determined that it was more likely than not that it would realize a certain amount of its deferred tax assets. Prior to that time, the Company had recorded a valuation allowance against its net deferred tax asset. As of December 31, 2022, the Company no longer had a net operating loss carryforward and its projections of future income indicate that a reversal of a portion of the valuation allowance was appropriate.

The Company has started to record deferred and current income tax expenses in the first, second and third quarters of 2023. Income tax expense for the quarter ended September 30, 2023, and 2022 was $328,000 and $0, respectively. Income tax expenses for the nine months ended September 30, 2023, and 2022 was $1,586,000 and $0, respectively. The effective tax rate for the three months and nine months ended September 30, 2023, was 15% and 18%, respectively.

FINANCIAL CONDITION

Cash and due from banks increased $12,267,000 at September 30, 2023, compared with December 31, 2022 in the management of the Bank’s liquidity position.

Available for sale securities decreased $23,566,000 at September 30, 2023, compared with December 31, 2022. During the first nine months of 2023, there were $30,161,000 in purchases that combined with a decrease in market value for available for sale securities acquired in prior periods of $2,812,000 that helped offset maturities of $50,942,000. As discussed in Note 4, the Company evaluates the change in the market value of its available for sale securities on a monthly basis. This evaluation considers a number of factors including the cause of a decline or increase in value. Any unrealized losses identified through this analysis during the nine months ended September 30, 2023, relate to changes in interest rates rather than credit quality of the investments. Even though these securities have been classified as available for sale, the Company has traditionally held these securities until maturity. Although the unrealized losses recorded during 2022 and 2023 were significant, management does not anticipate these losses to be other than temporary.

Held to maturity debt securities decreased $33,947,000 at September 30, 2023, compared with December 31, 2022. The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance-sheet credit exposures. Upon adoption, the Company recognized an after-tax cumulative effect reduction to retained earnings totaling $32,000 specifically as a provision on held to maturity debt securities. There was no additional provision recorded on held to maturity debt securities as of September 30, 2023.

Total deposits decreased $55,546,000 at September 30, 2023, compared with December 31, 2022. Typically, significant increases or decreases in total deposits and/or significant fluctuations among the different types of deposits from quarter to quarter are anticipated by Management as customers in the casino industry and county and municipal entities reallocate their resources periodically. Deposits from county and municipal entities increase significantly during the first quarter of each year based on property tax collections and start to decrease over the second and third quarters of each year. During the third quarter and through the end of 2023 the Bank expects that as interest rates have increased several larger public fund accounts have moved or will move to other financial institutions offering a more competitive interest rate on deposits.

SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY

Strength, security and stability have been the hallmark of the Company since its founding in 1985 and of its bank subsidiary since its founding in 1896. A strong capital foundation is fundamental to the continuing prosperity of the Company and the security of its customers and shareholders.

As of September 30, 2023, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must have a Total risk-based capital ratio of 10.00% or greater, a Common Equity Tier 1 Capital ratio of 6.50% or greater, a Tier 1 risk-based capital ratio of 8.00% or greater and a Leverage capital ratio of 5.00% or greater. The Company must have a capital conservation buffer above these requirements of 2.50%. There are no conditions or events since that notification that Management believes have changed the bank subsidiary’s category.

During the third quarter of 2023, the community bank leverage ratio (CBLR) framework was elected. The CBLR framework is an optional framework that is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. The framework provides a simple measure of capital adequacy for qualifying community banking organizations, consistent with section 201 of the Economic Growth, Regulatory Relief and Consumer Protection Act.

Qualifying community banking organizations that elect to use the CBLR framework and that maintain a leverage ratio of greater than 9 percent are considered to have satisfied the risk-based and leverage capital requirements in the generally applicable capital rule. In addition, these institutions are considered to have met the well-capitalized ratio requirements for purposes of section 38 of the Federal Deposit Insurance Act.

The main components and requirements of the CBLR framework are as follows:

Community Bank Leverage Ratio (CBLR) Framework

Qualifying Community Banking Organization	●	Leverage ratio greater than 9 percent
	●	Less than $10 billion in average total consolidated assets
	●	Off-balance-sheet exposures of 25 percent or less of total consolidated assets
	●	Trading assets plus trading liabilities of 5 percent or less of total consolidated assets
	●	Not an advances approaches banking organization

Calculation of the Leverage Ratio	Tier 1 capital/Average total consolidated assets
Leverage Ratio Requirement	Greater than 9 percent
Grace Period	A two-quarter grace period (which begins at the end of the calendar quarter in which the electing banking organization ceases to satisfy any of the qualifying criteria) to either meet the qualifying criteria again or to comply with the generally applicable capital rule.
	●	Grace period applies with a banking organization’s leverage ratio is 9 percent or less but greater than 8 percent.
	●	A banking organization that fails to maintain a leverage ratio greater than 8 percent would not be permitted to use the grace period and must comply with the generally applicable capital rule, and file the appropriate regulatory reports.
	●	Grace period does not apply in the case of a merger or acquisition.

The actual capital amounts and ratios and required minimum capital amounts and ratios for the Bank as of September 30, 2023 and December 31, 2022, are as follows (in thousands):

			For Capital Adequacy
	Actual		Purposes		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2023:
Leverage Ratio:
Tier 1 Capital (to Average Assets)	105,599	11.99%	35,224	4.00%	44,030	5.00%

December 31, 2022:
Total Capital (to Risk Weighted Assets)	$101,221	21.18%	$38,239	8.00%	$47,799	10.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	97,883	20.48%	21,510	4.50%	31,069	6.50%
Tier 1 Capital (to Risk Weighted Assets)	97,883	20.48%	28,680	6.00%	38,239	8.00%
Leverage Ratio:
Tier 1 Capital (to Average Assets)	97,883	10.78%	36,328	4.00%	45,410	5.00%

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

Deposits, payments of principal and interest on loans, proceeds from maturities of investment securities and earnings on investment securities are the principal sources of funds for the Company. Borrowings from the FHLB, federal funds sold and federal funds purchased are utilized by the Company to manage its daily liquidity position. The Company has also been approved to participate in the Federal Reserve Bank’s Discount Window Primary Credit Program as well as its Bank Term Funding Program, which it intends to use only as a contingency. As of September 30, 2023, the Company was able to borrow up to $8,175,150 from the Federal Reserve Bank Discount Window Primary Credit Program. The borrowing limit is based on the amount of collateral pledged, with certain loans from the Bank’s portfolio serving as collateral. The Company has $115,412,951 available under a line of credit with the Federal Home Loan Bank of Dallas. The Company has additional contingency funding capacity with various other financial institutions in the amount of $29,577,518.

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

The Company was advised during the second quarter that the Bank would not be retaining certain public funds deposits following competitive bid processes whereby those accounts were awarded to other local banks. While the majority of those deposits were withdrawn during the third quarter, approximately $31 million remained on the Company’s balance sheet at the end of the third quarter, the Company expects the funds to be withdrawn from the Bank during the fourth quarter of this year.

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

The Company also anticipates that a similar competitive bid will be held in December of this year for other public deposits currently placed with the Bank. If the Bank fails to win that bid, any withdrawal of those funds, which totaled approximately $47 million at the end of the third quarter, would not be withdrawn until next year.

The Board of Directors requires management to implement and administer appropriate internal controls commensurate with Company’s risk profile. Management carefully monitors the Company’s liquidity risk, particularly with respect to volatile and large deposits. The Company has not encountered, and does not anticipate problems with meeting its liquidity needs.

Item 4: Controls and Procedures

As of September 30, 2023, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

An evaluation was performed with respect to the first, second and third quarters of 2023, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, because a previously reported material weakness in the Company’s internal control over financial reporting related to a low-income housing partnership had not been fully remediated by March 31, 2022, the Company’s disclosure controls and procedures were not considered to be fully effective as of that date. The material weakness in the Company’s internal control over financial reporting and the Company’s remediation measures are described under Item 4 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2022, which is incorporated herein by reference. We believe the actions described in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2022, were sufficient to remediate the identified material weakness and strengthen our internal control over financial reporting for low- income housing partnerships and that the material weakness in the Company’s internal controls over financial reporting for low-income housing partnerships was fully remediated prior to December 31, 2022.

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

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

The Bank is involved in various legal matters and claims which are being defended and handled in the ordinary course of business. None of these matters are expected, in the opinion of Management, to have a material adverse effect upon the financial position or results of operations of the Company. However, a Complaint has been filed by Stilwell Activist Investments, L.P., against the Company in the Chancery Court of Harrison County, Mississippi, requesting that the Company be compelled to allow the plaintiff to inspect and copy certain corporate records of the Company. The plaintiff, Stilwell Activist Investments, L.P., is a shareholder of record of the Company and is controlled by Joseph Stilwell, an individual who beneficially owns 12.2% of the issued and outstanding common stock of the Company according to an Amended Schedule 13D filed by Mr. Stilwell and his related entities with the SEC on October 03, 2023, disclosing Company stock beneficially owned by Mr. Stilwell’s group. Mr. Stilwell and his related entities, including Stilwell Activist Investments, L.P., have nominated an individual for election to the Board of Directors of the Company at its last three annual meetings, but each individual nominated was not elected to the Board of Directors of the Company. The Complaint filed by Stilwell Activist Investments, L.P., alleges that it is entitled to inspect and copy certain Company records under the Mississippi Business Corporations Act based upon a request previously made and refused by the Company for non-compliance with state law; however, the plaintiff does not seek damages. The Company disputes the allegations in the Complaint. On June 30, 2023, Stilwell Activist Investments, L.P., also issued a letter to the Company and each of the directors of the Company demanding that they immediately commence litigation on behalf of the Company for an alleged breach by the Company’s Board of Directors of its fiduciary duties in allegedly failing to properly oversee and supervise Chevis and Tanner Swetman’s management of the Company. At its July meeting, the Board of Directors of the Company established a Special Litigation Committee made up of the independent directors to investigate the allegations made in the letter. Rather than wait for the Special Litigation Committee to conclude its inquiry, Stilwell Activist Investments, L.P., filed a Complaint against the Company and Directors Chevis Swetman, Padrick D. Dennis, Jeffrey H. O’Keefe, Paige Reed Riley, Ronald Barnes, and George Silman, III, making the same allegations that appear in the demand letter. The Company cannot comment on the allegations of the Complaint until the Special Litigation Committee has concluded its inquiry.

Item 5: Other Information

None.

Item 6 - Exhibits

Exhibit 31.1:	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002
Exhibit 31.2:	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002
Exhibit 32.1:	Certification of Chief Executive Officer Pursuant to 18 U.S.C. ss. 1350
Exhibit 32.2:	Certification of Chief Financial Officer Pursuant to 18 U.S.C. ss. 1350

Exhibit 101	The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Condition at September 30, 2023 and December 31, 2022, (ii) Consolidated Statements of Income for the quarters and nine months ended September 30, 2023 and 2022, (iii) Consolidated Statements of Comprehensive Income (Loss) for the quarters and nine months ended September 30, 2023 and 2022, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the quarters ended March 31, 2022, June 30, 2022 and September 30, 2022 and March 31, 2023, June 30, 2023 and September 30, 2023, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022 and (vi) Notes to the Unaudited Consolidated Financial Statements for the nine months ended September 30, 2023 and 2022.

Exhibit 104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL CORPORATION

(Registrant)

Date:	November 08, 2023

By:	/s/ Chevis C. Swetman
Chevis C. Swetman
Chairman, President and Chief Executive Officer
(principal executive officer)

Date:	November 08, 2023

By:	/s/ Leslie B. Fulton
Leslie B. Fulton
Chief Financial Officer and Controller
(principal financial and accounting officer)