Form 10-K
period 2023-12-31
PEOPLES FINANCIAL CORP /MS/
filed 2024-03-20
CIK 770460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

At June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting stock held by non-affiliates, based on the last sale price reported on the OTCQX Best Market, was approximately $34,753,000.

On March 06, 2024, the registrant had outstanding 4,661,686 shares of common stock, par value of $1.00 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Definitive Proxy Statement issued in connection with the Annual Meeting of Shareholders to be held April 24, 2024, are incorporated by reference into Part III of this report.

Peoples Financial Corporation

Form 10-K

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

BACKGROUND AND CURRENT OPERATIONS

General

Peoples Financial Corporation (the "Company") is a corporation that was organized as a one bank holding company in 1985. The Company is headquartered in Biloxi, Mississippi. At December 31, 2023, the Company operated in the state of Mississippi through its wholly owned subsidiary, The Peoples Bank, Biloxi, Mississippi (the “Bank”). The Company is engaged, through this subsidiary, in the banking business. The Bank is the Company's principal asset and primary source of revenue.

The main office, operations center and asset management and trust services of the Bank are located in downtown Biloxi, MS. At December 31, 2023, the Bank also had 17 branches located throughout Harrison, Hancock, Jackson and Stone Counties. The Bank has automated teller machines ("ATM") at its main office, all branch locations and at one non-proprietary location.

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

Employees

At December 31, 2023, the Bank employed 140 total employees, with 137 full-time employees and 3 part-time employees. The Company has no employees who are not employees of the Bank. Through the Bank, employees receive salaries and benefits, which include 401(k) and ESOP plans, a cafeteria plan, life, health and disability insurance. The Company considers its relationship with its employees to be good.

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

Regulation of the Bank

The Bank is subject to regulation and supervision by the MDBCF and by the FDIC, which regulation and supervision extends to all aspects of its operations, including but not limited to requirements concerning an allowance for credit losses, lending and mortgage operations, interest rates received on loans and paid on deposits, the payment of dividends to the Company, loans to officers and directors, mergers and acquisitions, capital adequacy, and the opening and closing of branches.

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

Insurance of Deposit Accounts

The FDIC insures deposits at federally insured depository institutions like the Bank. Deposit accounts in the Bank are insured by the FDIC’s Deposit Insurance Fund (the “DIF”) generally up to a maximum of $250,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. The FDIC charges banks deposit insurance assessments to maintain the Deposit Insurance Fund. Under the FDIC’s risk-based assessment system, banks that are deemed to be less risky pay lower assessments. Assessments for institutions with assets of less than $10 billion, such as the Bank, are based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of an institution’s failure within three years.

In October 2022, the FDIC adopted a final rule that increased the initial base deposit insurance assessment rate schedules uniformly by 2 basis points beginning with the first quarterly assessment period of 2023. The FDIC increased the insurance assessment rates in response to the 2020 decline in the DIF reserve ratio below the statutory minimum of 1.35% established by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The increased assessment is expected to improve the likelihood that the reserve ratio would be restored to 1.35% by September 30, 2028 which is prescribed under the FDIC’s restoration plan. The FDIC has the authority to increase insurance assessments and to impose special assessments. Any significant increases or special assessments could have an adverse effect on the results of operations of the Bank. Effective January 1, 2023 the FDIC’s assessment rates range for most depository institutions (which are subject to change) was 3 basis points to 30 basis points.

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

Regulatory Capital Requirements

The Bank is required to comply with applicable capital adequacy requirements adopted by the FDIC and the other federal bank regulatory agencies (the “Federal Capital Rules”). The Federal Capital Rules apply to all depository institutions as well as to all top-tier bank holding companies that are not subject to the Federal Reserve’s Small Bank Holding Company Policy Statement, which the Company is not. The capital requirements are quantitative measures established by regulation that require the Bank to maintain minimum amounts and ratios of capital. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional, discretionary actions by bank regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.

The Federal Capital Rules require the maintenance of “common equity Tier 1” capital, Tier 1 capital and Total capital to risk-weighted assets of at least 4.5%, 6% and 8%, respectively. The Federal Capital Rules also establish a minimum leverage ratio of at least 4% Tier 1 capital to average consolidated assets. In addition to the above minimum requirements, the Federal Capital Rules limit capital distributions and certain discretionary bonus payments if a banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement effectively increases the minimum required risk-based capital ratios to 7% for common equity Tier 1 capital, 8.5% for Tier 1 capital and 10.5% for Total capital.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, a financial institution’s assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes and residual interests), are multiplied by a risk weight factor assigned by the capital regulations based on the risk deemed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one- to four-family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to non-residential mortgage loans that are 90 days past due or otherwise on non-accrual status, and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.

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

The federal banking regulators jointly issued a final rule, effective January 1, 2020, which provided that a community banking organization with less than $10 billion in assets may elect to use the CBLR capital framework so long as the bank has a Tier 1 leverage ratio of greater than 9% and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying banking organization that elects to use the CBLR will be deemed to satisfy the generally applicable leverage and risk-based regulatory capital requirements, will be considered to have met the well-capitalized ratio requirements under the prompt corrective action regulations, and will not be required to report or calculate risk-based capital. As of December 31, 2023, the Bank qualified to use the CBLR and made the election to opt in to the CBLR framework during the third quarter ended September 30, 2023.

As of December 31, 2023, the Bank was in compliance with all regulatory capital requirements and qualified as “well-capitalized” under the prompt corrective action regulations.

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

On October 24, 2023, the Office of the Comptroller of the Currency (“OCC”), Federal Reserve, and the FDIC issued a final rule to modernize their respective CRA regulations. The revised rules substantially alter the methodology for assessing compliance with the CRA, with material aspects taking effect January 1, 2026, and revised data reporting requirements taking effect January 1, 2027. Among other things, the revised rules evaluate lending outside traditional assessment areas generated by the growth of non-branch delivery systems, such as online and mobile banking, apply a metrics-based benchmarking approach to assessment, and clarify eligible CRA activities. The final rules are likely to make it more challenging and/or costly for the Bank to receive a rating of at least “satisfactory” on its CRA exam.

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

•         inform customers regarding the conditions under which their non-public, personal information may be disclosed to non-affiliated third parties; and

•         give customers an option to prevent disclosure of such information to non-affiliated third parties.

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

Cybersecurity
The federal bank regulatory agencies have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of a banking organization’s board of directors. This guidance, along with related regulatory materials, increasingly focuses on risk management, processes related to information technology and the use of third parties in the provision of financial products and services. The federal bank regulatory agencies expect financial institutions to establish appropriate security controls and to ensure that their risk management processes address the risk posed by compromised customer credentials. They also expect financial institutions to maintain sufficient business continuity planning processes to ensure rapid recovery, resumption, and maintenance of the institution’s operations after a cyberattack. If we fail to meet the expectations set forth in such regulatory guidance, we could be subject to various regulatory sanctions, including financial penalties.

In November 2021, the federal bank regulatory agencies issued a final rule to improve the sharing of information about cyber incidents that may affect the U.S. banking system. The rule, which became effective on May 1, 2022, requires a banking organization to notify its primary federal regulator within 36 hours of determining that a “computer-security incident” has materially affected, or is reasonably likely to materially affect, the viability of the banking organization’s operations, its ability to deliver banking products and services, or the stability of the financial sector. In addition, the rule requires a bank service provider to notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer security incident that has materially affected, or is reasonably likely to materially affect, banking organization customers for four or more hours.

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

Source of Strength-

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

Distribution of Assets, Liabilities and Shareholders' Equity and Interest Rates and Differentials

Net Interest Income, the difference between Interest Income and Interest Expense, is the most significant component of the Company's earnings. For interest analytical purposes, Management adjusts Net Interest Income to a "taxable equivalent" basis using a Federal Income Tax rate of 21% in 2023, 2022 and 2021 on tax-exempt items (primarily interest on municipal securities).

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

Credit Risk Management and Credit Loss Experience

In the normal course of business, the Company assumes risk in extending credit to its customers. This credit risk is managed through compliance with the loan policy, which is approved by the Board of Directors. The policy establishes guidelines relating to underwriting standards, including, but not limited to, financial analysis, collateral valuation, lending limits, pricing considerations and loan grading. The Company’s Loan Review and Special Assets Departments play key roles in monitoring the loan portfolio and managing problem loans. New loans and, on a periodic basis, existing loans are reviewed to evaluate compliance with the loan policy. Loan delinquencies and deposit overdrafts are closely monitored in order to identify developing problems as early as possible. Lenders experienced in workout scenarios consult with loan officers and customers to address non-performing loans. A watch list of credits which pose a potential loss to the Company is prepared based on the loan grading system. This list forms the foundation of the Company’s allowance for credit loss on loans computation.

Management relies on its guidelines and existing methodology to monitor the performance of its loan portfolio and identify and estimate potential losses based on the best available information. The potential effect of declines in real estate values and actual losses incurred by the Company were key factors in our analysis. Much of the Company’s loan portfolio is secured by real estate requiring careful consideration of real estate changes in value to properly monitor risk.

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

Further information concerning the provision for credit losses on loans, unfunded commitments and securities is presented in "Management's Discussion and Analysis" in Item 7 of this Annual Report on Form 10-K and in “Note A - Business and Summary of Significant Accounting Policies” to the 2023 Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Return on Equity and Assets

The Company’s results and key ratios for 2019 – 2023 are summarized in the "Selected Financial Data" in Item 6 and "Management's Discussion and Analysis" in Item 7 of this Annual Report on Form 10-K.

Dividends

The Company paid a cash dividend of $0.53, $0.19, and $0.16 per share for the years ended December 31, 2023, 2022 and 2021, respectively.

Distribution of Average Assets, Liabilities and Shareholders’ Equity (1) (In thousands)

For the Years Ended December 31,	2023	2022	2021

ASSETS:

Cash and due from banks	$24,868	$27,367	$28,763

Available for sale securities:
Taxable securities	331,458	392,645	285,479
Non-taxable securities	3,873	4,740	5,802
Other securities	2,215	2,155	2,151

Held to maturity securities:
Taxable securities	170,161	105,047	66,216
Non-taxable securities	36,222	37,557	32,616

Other investments	350	350	350

Net loans (2)	230,927	232,430	259,071

Balances due from depository institutions	33,230	49,191	64,415

Other assets	47,278	42,947	43,662

TOTAL ASSETS	$880,582	$894,429	$788,525

LIABILITIES AND SHAREHOLDERS' EQUITY:

Non-interest bearing deposits	$189,084	$197,789	$192,071
Interest bearing deposits	602,333	605,859	480,549
Total deposits	791,417	803,648	672,620

Other liabilities	28,747	26,727	23,208

Total liabilities	820,164	830,375	695,828

Shareholders' equity	60,418	64,054	92,697

TOTAL LIABILITIES AND SHARE- HOLDERS' EQUITY	$880,582	$894,429	$788,525

(1) All averages are computed on a daily basis.

(2) Gross loans and discounts, net of unearned income and allowance for credit losses.

Average (1) Amount Outstanding for Major Categories of Interest Earning Assets

And Interest Bearing Liabilities (In thousands)

For the Years Ended December 31,	2023	2022	2021

INTEREST EARNING ASSETS:

Loans (2)	$234,189	$235,801	$263,545

Balances due from depository institutions	33,230	49,191	64,415

Available for sale securities:
Taxable securities	331,458	392,645	285,479
Non-taxable securities	3,873	4,740	5,802
Other securities	2,215	2,155	2,151

Held to maturity securities:
Taxable securities	170,161	105,047	66,216
Non-taxable securities	36,222	37,557	32,616

TOTAL INTEREST EARNING ASSETS	$811,348	$827,136	$720,224

INTEREST BEARING LIABILITIES:

Savings and negotiable interest bearing deposits	$566,737	$527,273	$407,150

Time deposits	35,596	78,392	73,399

Borrowings from FHLB	7,382	3,669	1,219

TOTAL INTEREST BEARING LIABILITIES	$609,715	$609,334	$481,768

(1) All averages are computed on a daily basis.

(2) Net of unearned income. Includes nonaccrual loans

Interest Earned or Paid on Major Categories of Interest Earning Assets

And Interest Bearing Liabilities (In thousands)

For the Years Ended December 31,	2023	2022	2021

INTEREST EARNED ON:

Loans	$12,945	$11,135	$12,592

Balances due from depository institutions	1,608	408	95

Available for sale securities:
Taxable securities	11,250	8,482	5,004
Non-taxable securities	118	145	178
Other securities	122	27	8

Held to maturity securities:
Taxable securities	5,793	2,713	1,702
Non-taxable securities	1,036	1,050	952

TOTAL INTEREST EARNED (1)	$32,872	$23,960	$20,531

INTEREST PAID ON:

Savings and negotiable interest bearing deposits	$5,507	$1,636	$525

Time deposits	239	349	281

Other borrowed funds	409	173	24

TOTAL INTEREST PAID	$6,155	$2,158	$830

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 21% for 2023, 2022 and 2021. See disclosure of non-GAAP financial measures on page 35.

Average Interest Rate Earned or Paid for Major Categories of

Interest Earning Assets and Interest Bearing Liabilities

For the Years Ended December 31,	2023	2022	2021

AVERAGE RATE EARNED ON:

Loans	5.53%	4.72%	4.78%

Balances due from depository institutions	4.84%	0.83%	0.15%

Available for sale securities:
Taxable securities	3.39%	2.16%	1.75%
Non-taxable securities	3.04%	3.07%	3.07%
Other securities	5.51%	1.25%	0.37%

Held to maturity securities:
Taxable securities	3.40%	2.58%	2.57%
Non-taxable securities	2.86%	2.79%	2.92%

TOTAL (weighted average rate)(1)	4.05%	2.90%	2.85%

AVERAGE RATE PAID ON:

Savings and negotiable interest bearing deposits	0.97%	0.31%	0.13%

Time deposits	0.67%	0.45%	0.37%

Other borrowed funds	5.54%	4.72%	1.97%

TOTAL (weighted average rate)	1.01%	0.35%	0.17%

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 21% for 2023, 2022 and 2021. See disclosure of non-GAAP financial measures on page 35.

Net Interest Earnings and Net Yield on Interest Earning Assets

(In thousands, except percentages)

For the Years Ended December 31,	2023	2022	2021

Total interest income (1)	$32,872	$23,960	$20,531

Total interest expense	6,155	2,158	830

Net interest earnings	$26,717	$21,802	$19,701

Net interest margin	3.29%	2.64%	2.74%

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 21% for 2023, 2022 and 2021. See disclosure of non-GAAP financial measures on page 35.

Analysis of Changes in Interest Income and Interest Expense

(In thousands)

For the Years Ended December 31,	2023	2022	Increase (Decrease)	Volume	Rate	Rate/Volume

INTEREST EARNED ON:

Loans (1)	$12,945	$11,135	$1,810	$(76)	$1,899	$(13)

Balances due from depository institutions	1,608	408	1,200	(132)	1,972	(640)

Available for sale securities:
Taxable securities	11,250	8,482	2,768	(1,322)	4,845	(755)
Non-taxable securities	118	145	(27)	(26)	(1)	-
Other securities	122	27	95	1	91	3

Held to maturity securities:
Taxable securities	5,793	2,713	3,080	1,682	863	535
Non-taxable securities	1,036	1,050	(14)	(37)	24	(1)

TOTAL INTEREST EARNED (2)	$32,872	$23,960	$8,912	$90	$9,693	$(871)

INTEREST PAID ON:

Savings and negotiable interest bearing deposits	$5,507	$1,636	$3,871	$122	$3,488	$261

Time deposits	239	349	(110)	(191)	178	(97)

Other borrowed funds	409	173	236	175	30	31

TOTAL INTEREST PAID	$6,155	$2,158	$3,997	$106	$3,696	$195

(1) Loan fees of $397 and $659 for 2023 and 2022, respectively, are included in these figures. Of the loan fees recognized in 2023 and 2022, $0 and $125, respectively, were related to PPP loans.

(2) All interest earned is reported on a taxable equivalent basis using a tax rate of 21% for 2023 and 2022. See disclosure of non-GAAP financial measures on page 35.

Analysis of Changes in Interest Income and Interest Expense

(In thousands)

For the Years Ended December 31,	2022	2021	Increase (Decrease)	Volume	Rate	Rate/Volume

INTEREST EARNED ON:

Loans (1)	$11,135	$12,592	$(1,457)	$(1,326)	$(147)	$16

Balances due from depository institutions	408	95	313	(22)	439	(104)

Available for sale securities:
Taxable securities	8,482	5,004	3,478	1,878	1,163	437
Non-taxable securities	145	178	(33)	(33)	-	-
Other securities	27	8	19	-	19	-

Held to maturity securities:
Taxable securities	2,713	1,702	1,011	998	8	5
Non-taxable securities	1,050	952	98	144	(41)	(5)

TOTAL INTEREST EARNED (2)	$23,960	$20,531	$3,429	$1,639	$1,441	$349

INTEREST PAID ON:

Savings and negotiable interest bearing deposits	$1,636	$525	$1,111	$155	$738	$218

Time deposits	349	281	68	19	46	3

Other borrowed funds	173	24	149	48	33	68

TOTAL INTEREST PAID	$2,158	$830	$1,328	$222	$817	$289

(1) Loan fees of $659 and $1,444 for 2022 and 2021, respectively, are included in these figures. Of the loan fees recognized in 2022 and 2021, $125 and $958 were related to PPP loans.

(2) All interest earned is reported on a taxable equivalent basis using a tax rate of 21% for 2022 and 2021. See disclosure of non-GAAP financial measures on page 35.

Maturity of Securities Portfolio at December 31, 2023

And Weighted Average Yields of Such Securities

(In thousands, except percentage data)

	Maturity
			After one year but		After five years
	Within one year		within five years		but within ten years		After ten years
December 31, 2023	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Available for sale securities:

U.S. Treasuries, Mortgage-backed securities and Collateralized Mortgage Obligations	$45,355	5.94%	$127,274	3.59%	$79,158	3.97%	$6,462	1.56%

States and political subdivisions	-	-	5,942	3.03%	39,665	1.88%	35,621	2.23%

Total	$45,355	5.94%	$133,216	2.56%	$118,823	3.42%	$42,083	1.99%

Held to maturity securities:
U.S. Treasuries, Mortgage-backed securities and Collateralized Mortgage Obligations	$19,943	3.47%	$39,958	3.48%	$-	-	$-	-

States and political subdivisions	3,369	3.07%	23,284	2.62%	30,970	2.64%	33,417	2.69%

Total	$23,312	3.41%	$63,242	3.11%	$30,970	2.64%	$33,417	2.69%

Note: The weighted average yields are calculated on the basis of cost. Average yields on investments in states and political subdivisions are based on their contractual yield. Available for sale securities are stated at fair value and held to maturity securities are stated at amortized cost.

Maturities and Sensitivity to Changes in

Interest Rates of the Loan Portfolio as of December 31, 2023

(In thousands)

	Maturity
		Over one year through 5	Over 5 years through
December 31, 2023	One year or less	years	15 years	Over 15 years	Total

Real estate, residential	$1,257	$20,139	$52,544	$356	$74,296

Real estate, construction	11,959	4,491	6,985	3,918	27,353

Real estate, nonresidential	2,748	40,775	60,790	10,701	115,014

Commercial and industrial	2,743	5,849	3,904	-	12,496

Other	1,161	7,653	366	-	9,180

Total	$19,868	$78,907	$124,589	$14,975	$238,339

Loans with pre-determined interest rates	$15,368	$71,274	$108,420	$7,750	$202,812

Loans with floating interest rates	4,500	7,633	16,169	7,225	35,527

Total	$19,868	$78,907	$124,589	$14,975	$238,339

Certain items previously reported have been reclassified to conform to the current year’s reporting format due to the adoption of CECL.

Credit Quality Indicators

(In thousands except ratios)

	Real Estate,	Real Estate,	Real Estate,	Commercial
	Residential	Construction	Nonresidential	and Industrial	Other	Total

December 31, 2023:
Allowance for credit losses on loans	$971	$173	$1,807	$54	$219	3,224
Nonaccrual loans	213	-	-	-	-	213
Total loans	74,296	27,353	115,014	12,496	9,180	238,339
Average loans	71,091	27,129	116,447	11,758	7,764	234,189
Net charge-offs (recoveries)	-	(9)	250	(467)	86	(140)
Allowance for credit losses on loans to total loans ratio	1.31%	0.63%	1.57%	0.43%	2.39%	1.35%
Nonaccrual Loans to total loans ratio	0.29%	-	-	-	-	0.09%
Allowance for credit losses on loans to nonaccrual loans ratio	455.87%	-	-	-	-	1513.62%
Net charge-offs (recoveries) to average loans ratio	-	(0.03)%	0.21%	(4.06)%	1.11%	(0.06)%

December 31, 2022:
Allowance for loan losses	$1,018	$392	$1,534	$143	$251	3,338
Nonaccrual loans	90	-	1,344	-	7	1,441
Total loans	67,512	30,146	122,233	10,497	7,490	237,878
Average loans	63,017	29,739	122,823	11,858	8,364	235,801
Net charge-offs (recoveries)	-	-	(48)	(15)	115	52
Allowance for loan losses to total loans ratio	1.51%	1.30%	1.25%	1.36%	3.35%	1.40%
Nonaccrual loans to total loans ratio	0.13%	-	1.10%	-	0.09%	0.61%
Allowance for loan losses to nonaccrual loans ratio	1131.11%	-	114.14%	-	3585.71%	231.64%
Net charge-offs (recoveries) to average loans ratio	-	-	(0.04)%	(0.11)%	1.39%	0.02%

Certain items previously reported have been reclassified to conform to the current year’s reporting format due to the adoption of CECL.

Allocation of the Allowance for Loan Losses

(In thousands except percentage data)

	2023		2022
		% of		% of
		Loans to		Loans to
		Total		Total
December 31,	Amount	Loans	Amount	Loans

Real estate, residential	$971	30%	$1,018	30%

Real estate, construction	173	5%	392	12%

Real estate, nonresidential	1,807	56%	1,534	46%

Commercial and industrial (1)	54	2%	143	4%

Other	219	7%	251	8%

Total	$3,224	100%	$3,338	100%

Certain items previously reported have been reclassified to conform to the current year’s reporting format due to the adoption of CECL.

Summary of Average Deposits and Their Yields

(In thousands, except percentage data)

	2023		2022		2021
Years Ended December 31,	Amount	Rate	Amount	Rate	Amount	Rate

Non-interest bearing demand deposits	$189,084	N/A	$197,789	N/A	$192,071	N/A

Interest bearing demand deposits	468,857	1.15%	424,077	0.38%	318,212	0.15%

Savings deposits	97,880	0.10%	103,390	0.04%	88,938	0.05%

Time deposits	35,596	0.67%	78,392	0.45%	73,399	0.37%

Total (1)	$791,417	1.01%	$803,648	0.35%	$672,620	0.17%

(1) All deposits are domestic.

Total uninsured deposits were (in thousands):

December 31,	2023	2022

Uninsured deposits	$354,152	$410,927

Certificates of deposit in amounts of $250,000 or more by the amount of time remaining until maturity as of December 31, 2023, are as follows (in thousands):

Remaining maturity:

3 months or less	$1,740
Over 3 months through 6 months	2,005
Over 6 months through 12 months	2,186
Over 12 months	1,587

Total	$7,518

Capital Resources

Information about the Company’s capital resources is included in “Note J – Shareholders’ Equity” to the 2023 Consolidated Financial Statements in this Annual Report on Form 10-K.

ITEM 1A - RISK FACTORS

As a smaller reporting company, the Company is not required to provide this information.

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 1C – CYBERSECURITY

The Bank, as part of its risk management process, has implemented an information security program that encompasses the Bank’s cybersecurity efforts. The Bank’s goals of confidentiality, availability and integrity of its information are key to this process and program. The Bank’s goals of protecting confidential information and safeguarding our digital assets are foundational objectives of the program.

The Boards of Directors of the Company and Bank and the Audit Committee of the Company are responsible for ultimate oversight of cybersecurity risks managed daily by management pursuant to the Bank’s information security program. The Boards of Directors of the Bank and Company annually approve this information security program and regularly receive a report from the Bank’s Information Security Officer that outlines the steps undertaken to protect the information and data assets of the Bank and Company. Additionally, the Information Security Officer updates the Boards of Directors of the Bank and Company monthly through supplementary reports on issues related to Cybersecurity readiness.

The Bank’s information security program is developed and implemented by the Bank’s Information Security Officer. Together with an Information Security Committee comprised of relevant information technology and business unit stakeholders within Bank management, the Information Security Officer of the Bank works to manage, control and mitigate cybersecurity risks. The Bank’s employees are regularly trained on cybersecurity awareness, and testing is performed to monitor the success of the training. The Board of Directors of the Company and the Bank receive training on an annual basis.

The Bank engages trusted third parties to audit and examine its processes, review the security of its network infrastructure, and assist the Bank in designing and implementing robust cybersecurity systems. These trusted third parties help the Bank and the Company improve and test their cybersecurity readiness. The Bank engages third party vendors to monitor and test its network infrastructure. These third-party vendors take an active role in ensuring that the Bank’s systems are protected by testing, reviewing and advising the Bank to strengthen cybersecurity controls when necessary.

The Bank has a vendor oversight risk management process that helps to validate the security and integrity of information collected and maintained by third party vendors that the Bank uses to provide banking services. A key goal of the Bank’s vendor management program includes assessing risks, which include but are not limited to operational, strategic, reputational, cyber, and credit risks. These processes are supported by specialized vendors that assist the Bank’s management and Board of Directors with properly assessing these risks. Finally, the Bank also has an incident response and business continuity program that is intended to address operational concerns, including cybersecurity risks, during contingency scenarios that may create unknown circumstances. This program is tested annually.

Although the Company and Bank have not, as of the date of this Annual Report on Form 10-K, experienced a cybersecurity threat or incident that materially affected their business strategy, results of operations or financial condition, there can be no guarantee that the Company or Bank will not experience such an incident in the future.

As regulated financial institutions, the Company and Bank are also subject to financial privacy laws and their cybersecurity practices are subject to oversight by the federal banking agencies. For additional information, see “Regulation and Supervision –Cybersecurity” included in Part I. Item 1 – Business of this report.

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

Additionally, on June 30, 2023, Stilwell Activist Investments, L.P., issued a letter to the Company and each of the directors of the Company demanding that they immediately commence litigation on behalf of the Company for an alleged breach by the Company’s Board of Directors of its fiduciary duties in allegedly failing to properly oversee and supervise Chevis and Tanner Swetman’s management of the Company. At its July meeting, the Board of Directors of the Company established a Special Litigation Committee made up of the independent directors to investigate the allegations made in the letter. Rather than wait for the Special Litigation Committee to conclude its inquiry, Stilwell Activist Investments, L.P., filed a Complaint against the Company and Directors Chevis Swetman, Padrick D. Dennis, Jeffrey H. O’Keefe, Paige Reed Riley, Ronald Barnes, and George Sliman, III, making the same allegations that appear in the demand letter. The Court stayed the lawsuit pending the Special Litigation Committee’s inquiry. The Special Litigation Committee concluded that pursuing the claims is not in the Company’s best interest, and the Company plans accordingly to file a motion to dismiss.

The plaintiff, Stilwell Activist Investments, L.P., is a shareholder of record of the Company and is controlled by Joseph Stilwell, an individual who beneficially owns 12.7% of the issued and outstanding common stock of the Company according to an Amended Schedule 13D filed by Mr. Stilwell and his related entities with the SEC on January 19, 2024, disclosing Company stock beneficially owned by Mr. Stilwell’s group. Mr. Stilwell and his related entities, including Stilwell Activist Investments, L.P., have nominated an individual for election to the Board of Directors of the Company at its last three annual meetings, but each individual nominated was not elected to the Board of Directors of the Company. Mr. Stilwell and his related entities, including Stilwell Activist Investments, L.P., have again nominated an individual, Mr. Stewart F. Peck, for election to the Board of Directors of the Company at its 2024 annual meeting to be held on April 24, 2024.

Information relating to legal proceedings is included in Note M – Contingencies to the 2023 Consolidated Financial Statements which is in Item 8 in this Annual Report on Form 10-K, which is incorporated herein by reference.

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

At March 06, 2024, there were 370 holders of the common stock of the Company, which does not reflect persons or entities that hold the common stock in nominee or “street” name through various brokerage firms or other nominee accounts. At March 06, 2024, there were 4,661,686 shares of common stock issued and outstanding.

Share Repurchases

On July 31, 2023, the Board authorized the repurchase of up to $1,000,000 in additional shares of the Company’s outstanding common stock, subject to an expiration date of December 31, 2023. Prior to the expiration date, the Company repurchased 16,500 shares at an average price per share of $12.65. Under this program, 5,500 shares of the Company common stock were repurchased in September 2023 and 11,000 shares were repurchased in November 2023.

At December 31, 2023 the plan expired and no remaining shares could be repurchased under the Board-approved plan, despite the fact that less than $1,000,000 of shares of the Company’s common stock were purchased under the plan.

Information concerning the Company’s repurchase of its outstanding common stock during the year ended December 31, 2023, is set forth in the following table:

Period	Total Number of of Shares Purchased	Average Price Per Share	Total Dollar Amount of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Amount of Shares that May Yet Be Purchased Under the Plans or Programs

September 1 - 30, 2023	5,500	$12.75	$70,125	$929,875

November 1 - 30, 2023	11,000	$12.60	$208,725	$791,275

December 1 - 30, 2023	-	$-	$208,725	$-

The Company’s common stock is traded under the symbol PFBX on the OTCQX Best Market (“OTCQX”).

Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

ITEM 6 – [RESERVED]

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Peoples Financial Corporation (the “Company”) is a one-bank holding company headquartered in Biloxi, Mississippi. The following presents Management’s discussion and analysis of the consolidated financial condition and results of operations of the Company and its consolidated subsidiaries for the years ended December 31, 2023, 2022 and 2021. These comments highlight the significant events for these years and should be considered in combination with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in this annual report.

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

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) issued new accounting standards updates in 2023, which are disclosed in Note A to the Consolidated Financial Statements. The Company does not expect that the update discussed in the Notes will have a material impact on its financial position, results of operations or cash flows. Further disclosure relating to this and other updates is included in Note A.

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

Investments

Investments which are classified as available for sale are stated at fair value. The determination of the fair value of securities may require Management to develop estimates and assumptions regarding the amount and timing of cash flows. On January 1, 2023 the Company adopted the Accounting Standards Codification (“ASC”) 326, “Financial Instruments-Credit Losses”, more commonly referred to as CECL which requires an assessment of the Company’s available for sale and held to maturity debt securities for expected credit losses.

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

The analysis is prepared and reported to the Board of Directors on a quarterly basis. The option and decision to prepare the analysis more frequently will remain with Management.

The Company’s most critical accounting policy relates to its allowance for credit losses on loans and leases and unfunded lending commitments, which reflects the estimated losses resulting from the inability of its borrowers to make loan payments. The allowance for credit losses on loans and leases and unfunded lending commitments is established and maintained at an amount sufficient to absorb losses on loans and leases held for investment. Credit losses arise not only from credit risk, but also from other risks inherent in the lending process including, but not limited to, collateral risk, operation risk, concentration risk and economic risk. As such, all related risks of lending are considered when assessing the adequacy of the allowance for credit losses on loans and leases and unfunded commitments.

Management believes that the allowance for credit losses on loans and unfunded lending commitments is adequate and appropriate for all periods presented in these financial statements. All credit relationships with an outstanding balance of $100,000 or greater that are included in Management’s loan watch list are individually reviewed for credit losses.

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

Income Taxes

The Company uses the asset and liability method of accounting for deferred income taxes and provides deferred income taxes for all significant income tax temporary differences. As part of the process of preparing the consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as the provision for credit losses, for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities that are included in the consolidated statement of condition. The Company must also assess the likelihood that the deferred tax assets will be recovered from future taxable income, and, to the extent Management believes that recovery is not likely, the Company must establish a valuation allowance. Significant Management judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. To the extent the Company establishes a valuation allowance or adjusts this allowance in a period, the Company must include an expense or a benefit within the tax provisions in the consolidated statement of income.

GAAP Reconciliation and Explanation

This report contains non-GAAP financial measures determined by methods other than in accordance with GAAP. Such non-GAAP financial measures include taxable equivalent interest income and taxable equivalent net interest income. Management uses these non-GAAP financial measures because it believes they are useful for evaluating our operations and performance over periods of time, as well as in managing and evaluating our business and in discussions about our operations and performance. Management believes these non-GAAP financial measures provide users of our financial information with a meaningful measure for assessing our financial results, as well as comparison to financial results for prior periods. These non-GAAP financial measures should not be considered as a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled financial measures used by other companies. A reconciliation of these operating performance measures to GAAP performance measures for the years ended December 31, 2023, 2022 and 2021 is included below.

RECONCILIATION OF NON-GAAP PERFORMANCE MEASURES

(in thousands)

Years Ended December 31,	2023	2022	2021

Interest income reconciliation:
Interest income - taxable equivalent	$32,872	$23,960	$20,531
Taxable equivalent adjustment	(243)	(252)	(239)

Interest income (GAAP)	$32,629	$23,708	$20,292

Net interest income reconciliation:
Net interest income - taxable equivalent	$26,717	$21,802	$19,701
Taxable equivalent adjustment	(243)	(252)	(239)

Net interest income (GAAP)	$26,474	$21,550	$19,462

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

Concerns about inflation and its potential impact on the economy and individual households are among the issues being considered by the Federal Reserve. Raising the Federal funds rate has been a strategy pursued in 2023 and 2022 to address this issue. The Federal Reserve has raised interest rates a total of 100 basis points during 2023 and 425 basis points during 2022 in an effort to promote maximum employment, keep prices stable and have moderate long-term interest rates.

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

The Company reported net income of $9,166,000 for 2023 compared with net income of $8,941,000 for 2022 and $8,911,000 for 2021, respectively. Results in 2023 included an increase in net interest income, a decrease in the allowance for credit losses, which were partially offset by an increase in non-interest expense, and the recording of tax expense. Results in 2022 included an increase in net interest income, an increase in the allowance for loans losses which were partially offset by an increase in non-interest income, a decrease in non-interest expense, and the recording of a large tax benefit as compared with 2021.

Managing the net interest margin is a key component of the Company’s earnings strategy. During 2022, the Federal Reserve increased rates by 425 basis points and increased again 50 basis points in the first quarter of 2023, 25 basis points in the second quarter of 2023 and another 25 basis points in the third quarter of 2023 in an effort to slow inflation. As a result, net interest income increased $4,924,000 in 2023 as compared with 2022. This increase was attributable to higher interest income on securities, overnight fed funds and loans somewhat offset by a higher cost of funds. As a result, total interest income increased $8,921,000 in 2023 as compared with 2022. The increase in rates increased total interest expense $3,997,000 in 2023 as compared with 2022.

Monitoring asset quality, estimating potential losses in our loan portfolio and addressing non-performing loans continue to be a major focus of the Company. A reduction of the provision for the allowance for credit losses of $272,000 was recorded in 2023 compared to a provision in the allowance for loan losses of $80,000 in 2022. On June 30, 2023, following a foreclosure, a large loan was charged off in the amount of $186,000 and the related property was moved into other real estate. This increased the Bank’s other real estate balance to $952,000. In October 2023, funds were received to settle the sale of one property in other real estate reducing the balance to $1. An increase in the allowance for loan losses of $80,000 was recorded in 2022 as compared to a reduction in the allowance for loan losses of $5,663,000 in 2021. The reduction during 2021 was the result of a large recovery of previously charged-off principal. The Company is working diligently to address and reduce its non-performing assets. The Company’s nonaccrual loans totaled $213,000 and $1,441,000 at December 31, 2023 and 2022, respectively. Most of these loans are collateral-dependent, and the Company has rigorously evaluated the value of its collateral to determine potential losses.

Non-interest income decreased $1,000 in 2023 as compared with 2022 results and increased $425,000 in 2022 as compared with 2021 results. The decrease in 2023 was primarily the result of a decrease in service charge and other income offset mostly by an increase in trust income related to the recent acquisition. The increase in 2022 was primarily the result of an increase in other income and an increase in trust income related to the recent acquisition.

Non-interest expenses increased $498,000 in 2023 as compared with 2022 and decreased $767,000 in 2022 as compared with 2021. The increase in 2023 was primarily due to higher net occupancy, legal, accounting, compliance and trust expenses. The decrease in 2022 was primarily due to a partial recovery in other expense related to a settlement of a lawsuit from 2021. The increase in other expense in 2021 was primarily due to the settlement of a lawsuit for $1,125,000 and other legal and consulting costs associated with the contested 2021 annual shareholders’ meeting.

Total assets at December 31, 2023 decreased $63,901,000 as compared with December 31, 2022. Total deposits decreased $97,290,000 primarily as several large public fund account balances decreased due to placement with other financial institutions. This decrease in deposits caused a decrease in net securities of $54,997,000. The decrease in net securities was also affected by unrealized losses on available for sale securities. In order to remain liquid as securities have matured the funds have been placed in cash and due from banks to reduce borrowings. This decrease in deposits resulted in a decrease in cash and due from banks of $10,042,000 while loans increased $461,000.

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

2023 as compared with 2022

The Company’s average interest-earning assets decreased approximately $15,788,000, or 1.91%, from approximately $827,136,000 for 2022 to approximately $811,348,000 for 2023. Average taxable held to maturity securities increased approximately $65,114,000, average nontaxable held to maturity securities decreased approximately $1,335,000 and average taxable available for sale securities decreased approximately $61,187,000 as investment maturities and calls exceeded purchases of these securities. Average fed funds sold decreased approximately $15,961,000. These decreases were caused by the decrease in savings and interest-bearing DDA balances during the same period due to the runoff of several large public fund depositors. Average loans decreased approximately $1,612,000 as principal payments, paydowns, maturities, and charge-offs on existing loans exceeded new loans. The decrease in average loans and the decrease in average deposits, as discussed below, caused less new purchases in investments in securities and an increase in borrowed funds. The average yield on interest-earning assets was 4.05% for 2023 compared with 2.90% for 2022. The yield on average investment securities increased as a result of the increase in prime rate during 2023 as discussed in the Overview.

Average interest-bearing liabilities increased approximately $381,000, or 0.06%, from approximately $609,334,000 for 2022 to approximately $609,715,000 for 2023. Average savings and interest-bearing DDA balances increased approximately $39,464,000 primarily as several large public fund customers maintained higher balances throughout the year with the bank subsidiary prior to withdrawing funds. The average rate paid on interest-bearing liabilities increased from 0.35% for 2022 to 1.01% for 2023. This increase was the result of increased rates in 2022 and 2023.

The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 2.64% for 2022 as compared with 3.29% for 2023.

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

The tables below analyze the changes in tax-equivalent net interest income for the years ended December 31, 2023, 2022 and 2021.

ANALYSIS OF AVERAGE BALANCES, INTEREST EARNED/PAID AND YIELD

(in thousands)

	2023			2022			2021
	Average	Interest		Average	Interest		Average	Interest
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Loans (1)(2)	$234,189	$12,945	5.53%	$235,801	$11,135	4.72%	$263,545	$12,592	4.78%

Balances due from depository institutions	33,230	1,608	4.84%	49,191	408	0.83%	64,415	95	0.15%

Held to maturity:
Taxable	170,161	5,793	3.40%	105,047	2,713	2.58%	66,216	1,702	2.57%
Non taxable (3)	36,222	1,036	2.86%	37,557	1,050	2.79%	32,616	952	2.92%

Available for sale:
Taxable	331,458	11,250	3.39%	392,645	8,482	2.16%	285,479	5,004	1.75%
Non taxable (3)	3,873	118	3.04%	4,740	145	3.07%	5,802	178	3.07%

Other	2,215	122	5.51%	2,155	27	1.25%	2,151	8	0.37%

Total	$811,348	$32,872	4.05%	$827,136	$23,960	2.90%	$720,224	$20,531	2.85%
Savings and interest- bearing DDA	$566,737	$5,507	0.97%	$527,273	$1,636	0.31%	$407,150	$525	0.13%

Time deposits	35,596	239	0.67%	78,392	349	0.45%	73,399	281	0.37%

Borrowings from FHLB	7,382	409	5.54%	3,669	173	4.72%	1,219	24	1.97%

Total	$609,715	$6,155	1.01%	$609,334	$2,158	0.35%	$481,768	$830	0.17%
Net tax-equivalent spread			3.04%			2.55%			2.68%
Net tax-equivalent margin on earning assets			3.29%			2.64%			2.74%

(1) Loan fees of $397, $659 and $1,444 for 2023, 2022 and 2021, respectively, are included in these figures. Of the loan fees recognized in 2023, 2022 and 2021, $0, $125 and $958, respectively, were related to PPP loans.

(2) Includes nonaccrual loans.

(3) All interest earned is reported on a taxable equivalent basis using a tax rate of 21% in 2023, 2022 and 2021. See disclosure of Non-GAAP financial measures on page 35.

ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSE

(in thousands)

	For the Year Ended
	December 31, 2023 Compared With December 31, 2022
	Volume	Rate	Rate/Volume	Total
Interest earned on:
Loans	$(76)	$1,899	$(13)	$1,810

Balances due from depository institutions	(132)	1,972	(640)	1,200

Held to maturity securities:
Taxable	1,682	863	535	3,080
Non taxable	(37)	24	(1)	(14)

Available for sale securities:
Taxable	(1,322)	4,845	(755)	2,768
Non taxable	(26)	(1)	-	(27)
Other	1	91	3	95

Total	$90	$9,693	$(871)	$8,912

Interest paid on:
Savings and interest-bearing DDA	$122	$3,488	$261	$3,871

Time deposits	(191)	178	(97)	(110)

Borrowings from FHLB	175	30	31	236

Total	$106	$3,696	$195	$3,997

ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSE

(in thousands)

	For the Year Ended
	December 31, 2022 Compared With December 31, 2021
	Volume	Rate	Rate/Volume	Total
Interest earned on:
Loans	$(1,326)	$(147)	$16	$(1,457)

Balances due from depository institutions	(22)	439	(104)	313

Held to maturity securities:
Taxable	998	8	5	1,011
Non taxable	144	(41)	(6)	97

Available for sale securities:
Taxable	1,878	1,163	438	3,479
Non taxable	(33)	-	-	(33)
Other	-	19	-	19

Total	$1,639	$1,441	$349	$3,429

Interest paid on:
Savings and interest-bearing DDA	$155	$738	$218	$1,111

Time deposits	19	46	3	68

Borrowings from FHLB	48	33	68	149

Total	$222	$817	$289	$1,328

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

Management relies on its guidelines and existing methodology to monitor the performance of its loan portfolio and identify and estimate potential losses based on the best available information. The potential effect of declines in real estate values and actual losses incurred by the Company were key factors in our analysis. Much of the Company’s loan portfolio is secured by real estate requiring careful consideration of real estate changes in value to properly monitor risk.

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

Estimating an appropriate ACL involves a high degree of management judgment. As such, it is Management’s responsibility to record the Bank’s best estimate of expected credit losses and provide it to the Board of Directors. The analysis is prepared and reported to the Board of Directors on a quarterly basis. The option and decision to prepare the analysis more frequently will remain with management.

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

Weighted Average Remaining Maturity (WARM) Method

A loss-rate method that estimates expected credit losses over the remaining life of the financial assets and uses a weighted average of the assets’ contractual terms to estimate the pool’s remaining contractual term. The WARM method uses average annual net charge-off rates and the amortization adjusted remaining life considering prepayments plus qualitative adjustments to estimate the ACLs.

Qualitative Factor Adjustments

The estimation of ACLs is to reflect consideration of all significant factors relevant to the expected collectability of the Bank’s financial assets as of the reporting date. Management begins their expected credit loss estimation process by determining the Bank’s historical loss information.

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

The Company’s on-going, systematic evaluation resulted in the Company recording a negative provision for the allowance for credit losses on unfunded commitments of $(17,000), a negative provision for the allowance for credit losses on held to maturity securities of $(11,000) and a negative provision for the allowance for credit losses on loans and leases of $(244,000) in 2023. The Company recorded a provision of $80,000 for the allowance for loan losses in 2022 and recorded a total negative provision for (reduction of) the allowance for loan losses of $(5,663,000) in 2021, respectively.

During the year ended December 31, 2023 one large loan on nonaccrual prior to foreclosure was moved to other real estate then later sold during the year along with a recovery of another loan in the amount of $468,000. The Company’s analysis includes evaluating the current values of collateral securing all nonaccrual loans. Nonaccrual loans totaled $213,000 and $1,441,000 with specific reserves on these loans of $39,500 and $124,000 as of December 31, 2023 and 2022, respectively. The specific reserves allocated to nonaccrual loans are relatively low as collateral values appear sufficient to cover loan losses, or the loan balances have been charged down to their realizable value.

The allowance for credit losses on loans and leases as a percentage of loans was 1.35%, 1.40% and 1.38% at December 31, 2023, 2022, and 2021, respectively. The Company believes that its allowance of credit losses on loans and leases is appropriate as of December 31, 2023.

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

Non-interest Income

2023 as compared with 2022

Total non-interest income decreased $1,000 in 2023 as compared with 2022. Service charges on deposit accounts decreased $248,000 and other income decreased $174,000 which included some nonrecurring income items in 2022 offset mostly by Trust department income and fees which increased $351,000 in 2023 as compared with 2022 as a result of the recent trust acquisition.

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

Non-interest Expense

2023 as compared with 2022

Total non-interest expense increased $498,000 in 2023 as compared with 2022. Net occupancy increased $332,000 primarily due to increases in insurance expense in 2023. Other expenses increased $494,000 primarily as legal, compliance, accounting, dues and subscriptions and trust expenses increased while ATM and data processing expenses decreased. Legal expenses increased $576,000 due to a nonrecurring partial recovery received at the end of 2022 in the amount of $486,000. Salaries and employee benefits decreased $197,000 primarily due to a reduction in estimated expenses on other postretirement benefits due to the increase in the discount rate.

2022 as compared with 2021

Total non-interest expense decreased $767,000 in 2022 as compared with 2021. Salaries and employee benefits increased $727,000 primarily due to merit bonuses and increases in benefits. Net occupancy decreased $163,000 primarily due to decreases in insurance expense in 2022. Other expense decreased $1,322,000, primarily as legal and consulting and other real estate decreased, while data processing and ATM expense increased. Legal and consulting costs decreased due to the settlement of a lawsuit for $1,125,000 in 2021 in which a partial recovery was received at the end of 2022 in the amount of $486,000 along with non-recurring expenses in 2021 relating to the contested 2021 annual shareholders’ meeting. Other real estate expenses decreased $7,000 as a result of decreased expense of holding and selling ORE in 2022 as compared to 2021. Data processing costs increased $37,000 due to the implementation of new applications in the current year. ATM expense increased $131,000 as a result of costs associated with debit card processing charges since conversion to a new provider.

Income Taxes

During 2014, Management established a valuation allowance against its net deferred tax asset of approximately $8,140,000. As of December 31, 2021, the valuation allowance was still in place. The 2018 Tax Cuts and Jobs Act began limiting NOL usage to 80% of taxable income, which resulted in the Company recording income tax expense for 2021.

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

As of December 31, 2023 the Company has recorded income tax expenses in the amount of $2,121,000.

Note I to the Consolidated Financial Statements presents a reconciliation of income taxes for these three years and further analysis of the valuation allowance.

FINANCIAL CONDITION

Cash and due from banks decreased $10,042,000 at December 31, 2023 compared with December 31, 2022 as the Company has experienced a decrease in deposits due to several larger public fund accounts moving to other financial institutions offering a more competitive interest rate on deposits.

Available for sale securities decreased $10,691,000 and held to maturity securities decreased $44,306,000, respectively at December 31, 2023 compared with December 31, 2022 as the Company decreased its held to maturity and available for sale investment purchases due to the decrease in deposits.

Gross loans increased $461,000 at December 31, 2023 compared with December 31, 2022, as new loans outpaced principal payments, maturities, and charge-offs on existing loans.

Total deposits decreased $97,290,000 at December 31, 2023, as compared with December 31, 2022. Typically, significant increases or decreases in total deposits and/or significant fluctuations among the different types of deposits from year to year are anticipated by Management as customers in the casino industry and county and municipal entities reallocate their resources periodically. The Company also experienced the loss of certain public funds deposits following competitive bid processes whereby those accounts were awarded to other local banks.

SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY

Strength, security and stability have been the hallmark of the Company since its founding in 1985 and of its bank subsidiary since its founding in 1896. A strong capital foundation is fundamental to the continuing prosperity of the Company and the security of its customers and shareholders. The primary and risk-based capital ratios are important indicators of the strength of a Company’s capital. These figures are presented in the Five-Year Comparative Summary of Selected Financial Information which is included in the Company’s annual report. The Company has established the goal of being classified as “well-capitalized” by the banking regulatory authorities.

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

Significant transactions affecting shareholders’ equity during 2023 are described in Note J to the Consolidated Financial Statements. The Statement of Changes in Shareholders’ Equity also presents all activity in the Company’s equity accounts.

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

Deposits, payments of principal and interest on loans, proceeds from maturities of investment securities and earnings on investment securities are the principal sources of funds for the Company. Borrowings from the FHLB, federal funds sold and federal funds purchased are utilized by the Company to manage its daily liquidity position. The Company has also been approved to participate in the Federal Reserve Bank’s Discount Window Primary Credit Program as well as its Bank Term Funding Program, which it intends to use only as a contingency. As of December 31, 2023, the Company was able to borrow up to $6,700,000 from the Federal Reserve Bank Discount Window Primary Credit Program. The borrowing limit is based on the amount of collateral pledged, with certain loans from the Bank’s portfolio serving as collateral. The Company has $93,700,000 available under a line of credit with the Federal Home Loan Bank of Dallas. The Company has additional contingency funding capacity with various other financial institutions in the amount of $30,500,000.

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

The Company was advised during the second quarter that the Bank would not be retaining certain public funds deposits following competitive bid processes whereby those accounts were awarded to other local banks. While the majority of those deposits were withdrawn during the third quarter, approximately $21 million remained on the Company’s balance sheet at the end of the fourth quarter, the Company expects the funds to be withdrawn from the Bank during the first quarter of next year.

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

The Company also anticipates that a similar competitive bid will be held in January of 2024 for other public deposits currently placed with the Bank. If the Bank fails to win that bid, any withdrawal of those funds, which totaled approximately $39 million at the end of the fourth quarter, will not be withdrawn until next year. The Company participates in competitive bids throughout the year and anticipates bidding on new public fund customers as the opportunity arises.

The Company also uses other sources of funds, including borrowings from the FHLB. The Company generally anticipates relying on deposits, purchases of federal funds and borrowings from the FHLB for its liquidity needs in 2024.

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

Consolidated Statements of Changes in Shareholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm:

EisnerAmper LLP

Baton Rouge, LA

PCAOB ID 247

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition

(in thousands except share data)

December 31,	2023	2022

Assets
Cash and due from banks	$22,794	$32,836

Available for sale securities, amortized cost of $379,195-2023; $397,926-2022	339,477	350,168

Held to maturity securities, fair value of $138,523 - 2023; $180,050 - 2022	150,941	195,217

Less: Allowance for credit losses on held to maturity securities	30	-

Held to maturity securities, net	150,911	195,217

Other investments	350	350

Federal Home Loan Bank Stock, at cost	2,334	2,175

Loans	238,339	237,878

Less: Allowance for credit losses on loans and leases	3,224	3,338

Loans, net	235,115	234,540

Bank premises and equipment, net of accumulated depreciation	19,470	18,499

Other real estate	-	259

Accrued interest receivable	3,520	3,274

Cash surrender value of life insurance	21,375	20,768

Intangible asset	538	600

Other assets	1,854	2,953

Total assets	$797,738	$861,639

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition (continued)

(in thousands except share data)

December 31,	2023	2022

Liabilities and Shareholders' Equity
Liabilities:

Deposits:

Demand, non-interest bearing	$174,933	$198,097

Savings and demand, interest bearing	483,662	546,565

Time, $250,000 or more	7,518	8,773

Other time deposits	22,377	32,345

Total deposits	688,490	785,780

Borrowings from Federal Home Loan Bank	18,500	-

Employee and director benefit plans liabilities	19,581	19,198

Other liabilities	1,884	1,467

Total liabilities	728,455	806,445

Shareholders' Equity:
Common stock, $1 par value, 15,000,000 shares authorized, 4,661,686 and 4,678,186 shares issued and outstanding at December 31, 2023 and 2022	4,662	4,678

Surplus	65,780	65,780

Undivided profits	37,574	31,154

Accumulated other comprehensive income (loss)	(38,733)	(46,418)

Total shareholders' equity	69,283	55,194

Total liabilities and shareholders' equity	$797,738	$861,639

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Operations

(in thousands except per share data)

Years Ended December 31,	2023	2022	2021

Interest income:

Interest and fees on loans	$12,945	$11,135	$12,592

Interest and dividends on securities:

U. S. Treasuries	6,560	3,173	663

U.S. Government agencies	-	-	95

Mortgage-backed securities	3,621	2,586	2,076

Collateralized mortgage obligations	3,495	1,919	860

States and political subdivisions	4,278	4,460	3,903

Other investments	122	27	8

Interest on balances due from depository institutions	1,608	408	95

Total interest income	32,629	23,708	20,292

Interest expense:

Deposits	5,746	1,985	806

Borrowings from Federal Home Loan Bank	409	173	24

Total interest expense	6,155	2,158	830

Net interest income	26,474	21,550	19,462

Provision for (reduction of) allowance for credit losses	(272)	80	(5,663)

Net interest income after provision for (reduction of) allowance for credit losses	$26,746	$21,470	$25,125

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Operations (continued)

(in thousands except per share data)

Years Ended December 31,	2023	2022	2021
Non-interest income:

Trust department income and fees	$2,352	$2,001	$1,849

Service charges on deposit accounts	3,430	3,678	3,645

(Loss) gain on liquidation, sales and calls of securities	-	-	(45)

Increase in cash surrender value of life insurance	485	445	435

Gain on sale of buildings	30	-	-

Other income	597	771	586

Total non-interest income	6,894	6,895	6,470

Non-interest expense:

Salaries and employee benefits	11,144	11,341	10,614

Net occupancy	2,087	1,755	1,918

Equipment rentals, depreciation and maintenance	2,774	2,905	2,914

Other expense	6,348	5,854	7,176

Total non-interest expense	22,353	21,855	22,622

Income before income taxes	11,287	6,510	8,973

Income tax (benefit) expense	2,121	(2,431)	62

Net income	$9,166	$8,941	$8,911

Basic and diluted earnings per share	$1.96	$1.91	$1.84
Dividends declared per share	$0.53	$0.19	$0.16

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

Years Ended December 31,	2023	2022	2021

Net income	$9,166	$8,941	$8,911

Other comprehensive income (loss):

Net unrealized gain (loss) on available for sale securities	8,042	(45,600)	(7,519)

Reclassification adjustment for realized losses (gains) on available for sale securities called or sold in current year	-	-	45

Gain (loss) from unfunded post-retirement benefit obligation	(357)	1,013	(229)

Total other comprehensive income (loss)	7,685	(44,587)	(7,703)

Total comprehensive income (loss)	$16,851	$(35,646)	$1,208

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands except share and per share data)

					Accumulated
	Number of				Other
	Common	Common		Undivided	Comprehensive
	Shares	Stock	Surplus	Profits	Income (Loss)	Total

Balance, January 1, 2021	4,878,557	$4,879	$65,780	$18,140	$5,872	$94,671

Net income				8,911		8,911

Cash dividend ($0.16 per share)				(769)		(769)

Other comprehensive loss					(7,703)	(7,703)

Stock repurchase	(200,371)	(201)		(3,180)		(3,381)

Balance, December 31, 2021	4,678,186	4,678	65,780	23,102	(1,831)	91,729

Net income				8,941		8,941

Cash dividend ($0.19 per share)				(889)		(889)

Other comprehensive loss					(44,587)	(44,587)

Balance, December 31, 2022	4,678,186	4,678	65,780	31,154	(46,418)	55,194
Cumulative effect of accounting change				(81)
Total shareholders' equity at beginning of period, as adjusted	4,678,186	4,678	65,780	31,073	(46,418)	55,113

Net income				9,166		9,166

Cash dividend ($0.53 per share)				(2,473)		(2,473)

Other comprehensive income					7,685	7,685

Stock repurchase	(16,500)	(16)		(192)		(208)

Balance, December 31, 2023	4,661,686	$4,662	$65,780	$37,574	$(38,733)	$69,283

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

Years Ended December 31,	2023	2022	2021

Cash flows from operating activities:
Net income	$9,166	$8,941	$8,911
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,551	1,664	1,681
(Reduction of) provision for allowance for loan losses	(272)	80	(5,663)
Write-down of other real estate	-	155	299
Loss (gain) on sales of other real estate	97	(87)	(284)
Amortization of intangible asset	62	21	-
(Accretion) amortization of available for sale securities	(237)	(12)	412
(Accretion) amortization of held to maturity securities	(2,091)	71	442
Loss (gain) on liquidation, sales and calls of securities	-	-	45
Gain on sale or disposition of bank premises and equipment	(30)	-	-
Increase in cash surrender value of life insurance	(486)	(445)	(434)
Change in accrued interest receivable	(246)	(433)	(741)
Change in deferred tax expense (benefit)	756	(2,446)	-
Change in other assets	343	215	344
Change in employee and director benefit plan liabilities and other liabilities	438	184	(428)

Net cash provided by operating activities	$9,051	$7,908	$4,584

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(in thousands)

Years Ended December 31,	2023	2022	2021
Cash flows from investing activities:
Proceeds from maturities, liquidation, sales and calls of available for sale securities	$54,123	$89,879	$54,627
Purchases of available for sale securities	(35,153)	(108,832)	(259,231)
Proceeds from maturities of held to maturity securities	209,307	23,751	4,937
Purchases of held to maturity securities	(162,970)	(108,831)	(39,899)
Purchase of Federal Home Loan Bank Stock	(159)	(22)	(4)
Proceeds from sales of other real estate	1,114	1,564	1,583
Purchase of trust department book of business	-	(621)	-
Loans, net change	(1,272)	1,231	43,793
Acquisition of bank premises and equipment	(2,537)	(2,173)	(1,944)
Proceeds from sale of bank premises and equipment	46	-	-
Investment in cash surrender value of life insurance	(121)	(173)	(107)

Net cash provided by (used in) investing activities	62,378	(104,227)	(196,245)

Cash flows from financing activities:
Demand and savings deposits, net change	(86,067)	122,778	132,450
Time deposits, net change	(11,223)	(41,836)	21,890
Cash dividends paid	(2,473)	(889)	(769)
Stock repurchase	(208)	-	(3,381)
Borrowings from Federal Home Loan Bank	769,350	567,750	79,523
Repayments to Federal Home Loan Bank	(750,850)	(568,639)	(79,603)

Net cash (used in) provided by financing activities	(81,471)	79,164	150,110

Net (decrease) increase in cash and cash equivalents	(10,042)	(17,155)	(41,551)
Cash and cash equivalents, beginning of year	32,836	49,991	91,542

Cash and cash equivalents, end of year	$22,794	$32,836	$49,991

Supplemental disclosures of noncash investing activities
Transfer from loans to other real estate owned	$952	$-	$14

See Notes to Consolidated Financial Statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Business of The Company

Peoples Financial Corporation (the “Company”) is a one-bank holding company headquartered in Biloxi, Mississippi. Its two wholly owned subsidiaries are The Peoples Bank, Biloxi, Mississippi (the “Bank”), and PFC Service Corp. Its principal subsidiary is the Bank, which provides a full range of banking, financial and trust services to state, county and local government entities and individuals and small and commercial businesses operating in those portions of Mississippi, Louisiana and Alabama which are within a fifty-mile radius of the Waveland, Wiggins or Gautier branches, the Bank’s three most outlying locations (the “trade area”).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Basis of Accounting

The Company and its subsidiaries recognize assets and liabilities, and income and expense, on the accrual basis of accounting. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determination of the allowance for credit losses, the valuation of other real estate acquired in connection with foreclosure or in satisfaction of loans, assumptions relating to employee and director benefit plan liabilities and valuation allowances associated with the realization of deferred tax assets, which are based on future taxable income.

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

New Accounting Pronouncements

Accounting Standards Update –In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update 2023-09 (“ASU 2023-09”), Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments of ASU 2023-09 relate to the rate reconciliation and income taxes paid disclosures to improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. The other amendments in this update improve the effectiveness and comparability of disclosures by (1) adding disclosures of pretax income (or loss) and income tax expense (or benefit) to be consistent with U.S. Securities and Exchange Commission (SEC) Regulation S-X 210.4-08(h), Rules of General Application—General Notes to Financial Statements: Income Tax Expense, and (2) removing disclosures that no longer are considered cost beneficial or relevant. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2024. For entities other than public business entities, the amendments are effective for annual periods beginning after December 15, 2025. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this update should be applied on a prospective basis. Retrospective application is permitted. Management has evaluated the impact of the adoption of this standard and determined there may be additional information required within the Company’s notes to consolidated financial statements on income taxes.

Accounting Standards Update –In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update 2023-08 (“ASU 2023-08”), Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets. The amendments in ASU 2023-08 require that an entity measure crypto assets at fair value in the statement of financial position each reporting period and recognize changes from remeasurement in net income. The amendments also require that an entity provide enhanced disclosures for both annual and interim reporting periods. The update is effective for all entities for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued (or made available for issuance). If an entity adopts the amendments in an interim period, it must adopt them as of the beginning of the fiscal year that includes that interim period. The update also requires a cumulative-effect adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets) as of the beginning of the annual reporting period in which an entity adopts the amendments. Management has evaluated the impact of the adoption of this standard and determined there would be no impact to the Company’s consolidated financial position or results of operations since the Company does not own any such assets.

Accounting Standards Update –In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update 2023-07 (“ASU 2023-07”), Segment Reporting (Topic 280); Improvements to Reportable Segment Disclosures. ASU 2023-07 improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The update requires disclosure of incremental segment information on an annual and interim basis for all public entities. The amendments in this update do not change or remove any disclosures currently required. The amendments in this update also do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments in this update retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. Management has evaluated the impact of the adoption of this standard and determined there would be no impact to the Company’s consolidated financial position or results of operations.

Accounting Standards Update –In October 2023, the Financial Accounting Standards Board issued Accounting Standards Update 2023-06 (“ASU 2023-06”), Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. ASU 2023-06 addresses changes to clarify or improve disclosure and presentation requirements of a variety of topics. The amendments align the requirements in the codification with the SEC’s regulations. For entities subject to the SEC’s existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. For all other entities, the amendments will be effective two years later. The amendments in this update should be applied prospectively. For all entities, if by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed from the codification and will not become effective for any entity. Management has evaluated the impact of the adoption of this standard and determined there would be no impact to the Company’s consolidated financial position or results of operations.

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

New Accounting Standards Adopted

In March 2022, the FASB issued ASU 2022-02, "Financial Instruments: Credit Losses (Topic 326) - Troubled Debt Restructurings (TDR) and Vintage Disclosures." The amendments in this update cover two issues: (1) the elimination of TDR recognition and measurement guidance as prescribed by ASC 310-40 and, instead, require that an entity evaluate (consistent with the accounting for other loan modifications) whether the modification represents a new loan or a continuation of an existing loan. The amendments enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty; and (2) for public business entities, the requirement that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investment in leases within the scope of Subtopic 326-20. Gross write-off information must be included in the vintage disclosures required for public business entities in accordance with paragraph 326-20-50-6, which requires that an entity disclose the amortized cost basis of financing receivables by credit quality indicator and class of financing receivable by year of origination.

The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For the elimination of recognition and measurement guidance on troubled debt restructurings by creditors in Subtopic 310-40, an entity may elect to apply a modified retrospective transition by means of a cumulative-effect adjustment to the opening retained earnings as of the beginning of the fiscal year of adoption, or a prospective approach applied to modifications occurring after the date of adoption. The remainder of amendments should be applied prospectively. The Company adopted this standard effective January 1, 2023, on a prospective basis for all amendments. The adoption of this standard was not material to the Company’s consolidated financial position or results of operations.

On January 1, 2023, the Company adopted Accounting Standards Codification (“ASC”) 326, “Financial Instruments – Credit Losses,” more commonly referred to as CECL, on a modified retrospective basis. The provisions of this guidance require a material change to the manner in which the Company estimates and reports losses on financial instruments, including loans and unfunded lending commitments, select securities and other assets carried at amortized cost. Results for reporting periods beginning after January 1, 2023, are presented under ASC 326, while prior period amounts continue to be reported in accordance with previously applicable GAAP. Changes to the Company’s accounting policies related to CECL are described below.

There were no other material changes or developments during the reporting period with respect to methodologies that the Company uses when applying what management believes are critical accounting policies and developing critical accounting estimates.

Reclassification-Certain items previously reported have been reclassified to conform to the current year’s reporting format due to the adoption of CECL.

Under CECL, the allowance for credit losses (ACL) is a valuation account, measured as the difference between the Bank’s amortized cost basis and the net amount expected to be collected on the financial assets (i.e., lifetime credit losses). The CECL methodology described in FASB Accounting Standards Update (ASU) 2016-13, Financial Instruments—Credit Losses (Topic 326), applies to financial assets measured at amortized cost, and off-balance-sheet credit exposures (collectively, financial assets) including: financing receivables such as loans held for investment, held to maturity debt securities, off-balance-sheet credit exposures (unfunded commitments) including off-balance sheet loan commitments; standby letters of credit; and other similar instruments. The ACL is comprised of the Allowance for Loan and Lease Losses (ALLL), a valuation account available to absorb losses on loans and leases held for investment, and the Reserve for Unfunded Lending Commitments, a liability established to absorb credit losses for the expected life of the contractual term of on and off-balance sheet exposures as of the date of the determination.

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

Weighted Average Remaining Maturity (WARM) Method

A loss-rate method that estimates expected credit losses over the remaining life of the financial assets and uses a weighted average of the assets’ contractual terms to estimate the pool’s remaining contractual term. The WARM method uses average annual net charge-off rates and the amortization adjusted remaining life considering prepayments plus qualitative adjustments to estimate the ACLs.

Qualitative Factor Adjustments

The estimation of ACLs is to reflect consideration of all significant factors relevant to the expected collectability of the Bank’s financial assets as of the reporting date. Management begins their expected credit loss estimation process by determining the Bank’s historical loss information.

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

The analysis and methodology used for estimating the ACL includes two primary elements: a collective approach for pools of loans that have similar risk characteristics and a specific reserve analysis for credits individually evaluated for credit loss. The WARM method uses comparable historical lookback periods as proxies for projecting future trends and employs a qualitative (“Q”) factor component in the projections which represents expected differences in current and forecasted conditions from historical loss information or conditions. The main methodology approach includes comparable risk pools which are segregated by call report loan category, unadjusted loss estimation which is a combination of open pool/snapshot and weighted average remaining maturity, comparable or “look back” periods, which the Company chooses to best approximate the expected future loss environment for the WARM time period. The WARM time period considers the average amortized remaining life adjusted by prepayment assumptions based on peer data.

For the collective approach, the Company segments loans into real estate-residential, real estate-nonresidential, real estate-construction and land development, commercial and industrial, and consumer/other, with further segmentation by region and sub-portfolio, as deemed appropriate. Both quantitative and qualitative factors are applied at the portfolio segment levels. The Company applies the practical expedient that permits the exclusion of the accrued interest receivable balance from amortized cost basis of financing receivables. The Company reverses interest income on loans that are placed on nonaccrual status, which is generally when the loan becomes 90 days past due, or earlier if management believes the collection of interest is doubtful. Management believes this policy results in the timely reversal of uncollectible interest.

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

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e., the commitment cannot be canceled at any time). The initial default loss rates are then estimated by taking expected future lifetime loss rates of the loan categories that are included in each unfunded commitment segment and dividing the lifetime rate by their respective WARMs to derive an annual loss rate estimate. The allowance for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical study and empirical data calculated by the Federal Deposits Insurance Corporation, and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The allowance is separately classified on the balance sheet within other liabilities.

The Company establishes specific reserves using an individually evaluated approach for nonaccrual loans, modified loans, and other financial instruments that are deemed to not share risk characteristics with other collectively evaluated financial assets. For loans individually evaluated, a specific allowance is recognized for any shortfall between the loan’s value and its recorded investment. The loan’s value is measured by either the loan’s observable market price, the fair value of the collateral of the loan (less liquidation costs) if it is collateral dependent, or by the present value of expected future cash flows discounted at the loan’s effective interest rate. The Company applies the practical expedient and defines collateral dependent loans as those where the borrower is experiencing financial difficulty and on which repayment is expected to be provided substantially through the operation or sale of the collateral.

The CECL standard also requires an assessment of the Company’s held to maturity debt securities for expected credit losses and the available for sale debt securities for credit-related impairment. The Company applies the practical expedient to exclude the accrued interest receivable balance of $834,000 from the amortized cost basis of held to maturity debt securities. The allowance for credit losses on held to maturity debt securities is estimated on a collective or pool basis when similar risk characteristics exist; held to maturity debt securities that share similar risk characteristics are collectively assessed for credit losses. A separate contra valuation account is available to absorb losses on securities. The allowance for credit loss is limited to the amount by which the fair value is less than the amortized cost basis. The Company evaluates credit impairment on available for sale debt securities at an individual security level. This evaluation is done for securities whose fair value is below amortized cost with a more than inconsequential risk of default and where the Company has assessed the decline in fair value is significant enough to suggest a credit event occurred. Credit events are generally assessed based on adverse conditions specifically related to the security, an industry, or geographic area, changes in the financial condition of the issuer of the security, or in the case of an asset-backed debt security, changes in the financial condition of the underlying loan obligors. The allowance for credit losses for such securities is measured using a discounted cash flow methodology, through which management compares the present value of expected cash flows with the amortized cost basis of the security. The allowance for credit loss is limited to the amount by which the fair value is less than the amortized cost basis. If the Company intends to sell the debt security, or more likely than not will be required to sell the security before recovery of its amortized cost basis, the security is charged down to fair value against the allowance for credit losses, with any incremental impairment reported in earnings.

The Company reassesses the credit losses at each reporting period and records subsequent changes in the allowance for credit losses on loans, unfunded commitments and securities with a corresponding adjustment recorded in the provision for credit loss expense.

Upon adoption, the Company recognized an after-tax cumulative effect reduction to retained earnings totaling $81,000, as detailed in the table below.

The following table details the impact of the adoption of ASC 326 on the allowance for credit losses as of January 1, 2023 (in thousands).

	January 1, 2023
	Pre-Adoption Allowance	Impact of Adoption	Post-Adoption Allowance	Impact of Adoption on Retained Earnings, Net of Tax

Securities held to maturity:
U.S. Treasuries	$-	$-	$-	$-
States and political subdivisions	-	41	41	(32)
Total	$-	$41	$41	$(32)
Loans:
Real Estate, residential	$913	$396	$1,309	$(313)
Real Estate, construction	392	(58)	334	46
Real Estate, non-residential	1,639	(215)	1,424	170
Commerical & Industrial	143	(84)	59	66
Consumer/Other	251	(49)	202	39
Total	$3,338	$(10)	$3,328	$8
Off-balance-sheet credit exposures	$-	$72	$72	$(57)

Cash and Due from Banks

For purposes of the Consolidated Statements of Cash Flows, cash and cash equivalents include cash on hand, balances due from banks, and federal funds sold, all of which mature within ninety days.

Securities

The classification of securities is determined by Management at the time of purchase. Securities are classified as held to maturity when the Company has the positive intent and ability to hold the security until maturity. Securities held to maturity are stated at amortized cost. Securities not classified as held to maturity are classified as available for sale and are stated at fair value. Unrealized gains and losses, net of tax, on these securities are recorded in shareholders’ equity as accumulated other comprehensive income (loss). The amortized cost of available for sale securities and held to maturity securities is adjusted for amortization of premiums and accretion of discounts to maturity, determined using the interest method. Such amortization and accretion is included in interest income on securities. The decline in value attributed to non-credit related factors is recognized in other comprehensive income (loss).

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

Other Investments

The Company is a shareholder of the First National Bankers Bankshares, Inc., a federally insured holding company for First National Bankers Bank, and as such owns an investment in its stock.  The stock is bought from and sold to the First National Bankers Bankshares, Inc. based on its prevalent book value.  The stock does not have a readily determinable fair value and is carried at cost and evaluated for impairment in accordance with GAAP.

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

Loans are stated at the amount of unpaid principal, reduced by unearned income and the allowance for credit losses on loans and leases. Interest on loans is recognized on a daily basis over the terms of each loan based on the unpaid principal balance.

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

Loans which become 90 days delinquent are reviewed relative to collectibility. Unless such loans are in the process of terms revision to bring them to a current status or foreclosure or in the process of collection, these loans are placed on nonaccrual and, if deemed uncollectible, are charged off against the allowance for credit losses. That portion of a loan which is deemed uncollectible will be charged off against the allowance as a partial charge off.

The Company’s loan portfolio segments and related credit risks as of December 31, 2023 and December 31, 2022 were as follows:

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

Allowance for Credit Losses on Loans and Leases

The allowance for credit losses on loans and leases (“ALL”) is a valuation account available to absorb losses on loans. The ALL is established through provisions for credit losses on loans and leases charged against earnings. Loans deemed to be uncollectible are charged against the ALL, and subsequent recoveries, if any, are credited to the allowance.

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

Prior to the adoption of ASC 326, the ALL consisted of specific and general components. The specific component related to loans that were classified as impaired. The general component of the allowance related to loans that were not impaired. Changes to the components of the ALL were recorded as a component of the provision for the allowance for credit losses on loans and leases.

The Company considered a loan to be impaired when, based upon current information and events, it believed it was probable that the Company would be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company’s impaired loans included troubled debt restructurings and performing and non-performing major loans for which full payment of principal or interest was not expected. Payments received for impaired loans not on nonaccrual status were applied to principal and interest.

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

Other Real Estate

Other real estate (“ORE”) includes real estate acquired through foreclosure. Each other real estate property is carried at fair value, less estimated costs to sell. Fair value is principally based on appraisals performed by third-party valuation specialists. Any excess of the carrying value of the related loan over the fair value of the real estate at the date of foreclosure is charged against the ACL. Any expense incurred in connection with holding such real estate or resulting from any write-downs in value subsequent to foreclosure is included in non-interest expense. When the other real estate property is sold, a gain or loss is recognized on the sale for the difference, if any, between the sales proceeds and the carrying amount of the property. If the fair value of the ORE, less estimated costs to sell at the time of foreclosure, decreases during the holding period, the ORE is written down with a charge to non-interest expense. Generally, ORE properties are actively marketed for sale and Management is continuously monitoring these properties in order to minimize any losses.

Intangible Asset

Intangible asset represents the purchase price paid in the Company’s acquisition of the Trustmark trust department book of business. The intangible asset is being amortized over 10 years and is evaluated for impairment at least annually.

Trust Department Income and Fees

Corporate trust fees are accounted for on an accrual basis and personal trust fees are billed and recorded on a monthly basis when collected.

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

Post-Retirement Benefit Plan

The Company accounts for its post-retirement benefit plan under Accounting Standards Codification (“Codification” or “ASC”) Topic 715, Retirement Benefits (“ASC 715”). The under or over funded status of the Company’s post-retirement benefit plan is recognized as a liability or asset in the consolidated statement of condition. Changes in the plan’s funded status are reflected in other comprehensive income. Net actuarial gains and losses and adjustments to prior service costs that are not recorded as components of the net periodic benefit cost are charged to other comprehensive income.

Earnings Per Share

Basic and diluted earnings per share are computed on the basis of the weighted average number of common shares outstanding of 4,675,067 for 2023, 4,678,186 for 2022, and 4,844,248 for 2021.

Accumulated Other Comprehensive Income (Loss)

At December 31, 2023, 2022 and 2021, accumulated other comprehensive income (loss) consisted of net unrealized gains (losses) on available for sale securities and over (under) funded liabilities related to the Company’s post-retirement benefit plan.

Statements of Cash Flows

The Company has defined cash and cash equivalents to include cash and due from banks. The Company paid $6,133,216, $2,156,429, and $840,992 in 2023, 2022 and 2021, respectively, for interest on deposits and borrowings. Income tax payments of $495,000 were paid in 2023. No income tax payments were paid in 2022. Income tax payments of $165,000 were paid in 2021. Loans transferred to other real estate amounted to $952,000, $0 and $13,648 in 2023, 2022 and 2021, respectively.

Fair Value Measurement

The Company reports certain assets and liabilities at their estimated fair value. These assets and liabilities are classified and disclosed in one of three categories based on the inputs used to develop the measurements. The categories establish a hierarchy for ranking the quality and reliability of the information used to determine fair value.

NOTE B – SECURITIES:

Effective January 1, 2023, in conjunction with the adoption of CECL, and again at December 31, 2023, the Company evaluated credit impairment for individual securities available for sale whose fair value was below amortized cost with a more than inconsequential risk of default and where the Company had assessed the decline in fair value significant enough to suggest a credit event occurred. There were no securities that met the criteria of a credit loss event and therefore, no allowance for credit loss was recorded for either period. The Company also evaluated impairment for individual securities held to maturity and determined an allowance for credit loss of $41,000 should be established as of January 1, 2023. A reversal of a portion of the impairment of $(11,346) was recorded as of December 31, 2023.

The amortized cost, fair value and allowance for credit losses related to securities at December 31, 2023 and December 31, 2022, are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2023	Cost	Gains	Losses	Fair Value
Available for sale securities:
U.S. Treasuries	$123,945	$55	$(8,542)	$115,458

Mortgage-backed securities	52,374	14	(4,603)	47,785

Collateralized mortgage obligations	101,316	17	(6,327)	95,006

States and political subdivisions	101,560	-	(20,332)	81,228
Total available for sale securities	$379,195	$86	$(39,804)	$339,477

There was no allowance for credit losses on available-for-sale securities as of December 31, 2023.

		Gross	Gross		Allowance	Net
	Amortized	Unrealized	Unrealized	Estimated	for Credit	Carrying
December 31, 2023	Cost	Gains	Losses	Fair Value	Losses	Amount
Held to maturity securities:
U.S. Treasuries	$59,901	$41	$(907)	$59,035	$-	$59,901

States and political subdivisions	91,040	23	(11,575)	79,488	(30)	91,010
Total held to maturity securities	$150,941	$64	$(12,482)	$138,523	$(30)	$150,911

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2022	Cost	Gains	Losses	Fair Value
Available for sale securities:

U.S. Treasuries	$118,782	$-	$(10,414)	$108,368

Mortgage-backed securities	61,280	36	(4,877)	56,439

Collateralized mortgage obligations	115,436	-	(8,059)	107,377

States and political subdivisions	102,428	2	(24,446)	77,984
Total available for sale securities	$397,926	$38	$(47,796)	$350,168

		Gross	Gross	Net
	Amortized	Unrealized	Unrealized	Carrying
December 31, 2022	Cost	Gains	Losses	Amount
Held to maturity securities:
U.S. Treasuries	$94,339	-	$(1,288)	$93,051

States and political subdivisions	100,878	52	(13,931)	86,999
Total held to maturity securities	$195,217	$52	$(15,219)	$180,050

Management analyzed financial data on the state and political subdivision held-to-maturity securities. The securities that do not have ratings management assigned a rating based on ratings for similar municipalities. This evaluation is done for securities whose fair value is below amortized cost with a more than inconsequential risk of default and where the Company has assessed the decline in fair value is significant enough to suggest a credit event occurred. Credit events are generally assessed based on adverse conditions specifically related to the security, an industry, or geographic area, changes in the financial condition of the issuer of the security, or in the case of an asset-backed debt security, changes in the financial condition of the underlying loan obligors. Management utilized a model provided by a third-party vendor to calculate the potential reserve required on the specific securities. The approach utilizes many inputs including enhanced and underlying ratings, maturity, issuer type/subtype, NAICS code, origination date, refunding status as well as state and region. At adoption of CECL, management determined there was a reserve required for the allowance for credit losses on held-to-maturity securities. At the end of the year an updated analysis was performed, and management determined a reduction of the provision for credit losses on held to maturity securities was appropriate as of December 31, 2023.

The following table shows a rollforward of the allowance for credit losses on held-to-maturity securities for the year ended December 31, 2023 (in thousands):

State and political
subdivisions
Balance, December 31, 2022	$-
Adjustment for adoption of ASU 2016-13	41
Provision for credit losses	(11)
Charge-offs of securities	-
Recoveries	-
Balance, December 31, 2023	$30

The Company monitors the credit quality of the debt securities held-to-maturity through the use of credit ratings. The Company monitors the credit ratings on a quarterly basis. The following table summarizes the amortized cost of debt securities held-to-maturity at December 31, 2023, aggregated by credit quality indicators (in thousands):

December 31, 2023
Aaa	$59,901
Aa1/Aa2/Aa3	38,496
A1/A2	3,195
Baa1/Baa2	1,003
Not rated	48,346
Total	$150,941

At December 31, 2023, the Company had no securities held-to-maturity that were past due 30 days or more as to principal or interest payments. The Company had no securities held-to-maturity classified as nonaccrual for the year ended December 31, 2023.

The amortized cost and fair value of debt securities at December 31, 2023, (in thousands) by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale securities:
Due in one year or less	$29,771	$29,712
Due after one year through five years	100,806	91,688
Due after five years through ten years	48,189	39,665
Due after ten years	46,739	35,621
Mortgage-backed securities	52,374	47,785
Collaterized mortgage obligations	101,316	95,006
Total	$379,195	$339,477

Held to maturity securities:
Due in one year or less	$23,312	$23,133
Due after one year through five years	63,242	60,943
Due after five years through ten years	30,970	27,483
Due after ten years	33,417	26,964
Total	$150,941	$138,523

Available for sale securities with gross unrealized losses at December 31, 2023, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows (in thousands):

	Less Than Twelve Months		Over Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
Available for Sale	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2023:
U.S. Treasuries	$24,750	$22	$85,660	$8,520	110,410	$8,542

Mortgage-backed securities	2,811	20	38,521	4,583	41,332	4,603

Collateralized mortgage obligations	-	-	90,290	6,327	90,290	6,327

States and political subdivisions	-	-	81,088	20,332	81,088	20,332
Total	$27,561	$42	$295,559	$39,762	$323,120	$39,804

Available for sale and held to maturity securities with gross unrealized losses at December 31, 2022, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows (in thousands):

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

At December 31, 2023, 15 of the 15 Treasuries, 41 of the 46 mortgage-backed securities, 32 of the 33 collateralized mortgage obligations and 74 of the 75 securities issued by states and political subdivisions contained unrealized losses.

There were no sales of available for sale debt securities during 2023, 2022 or 2021.

Securities with a fair value of $296,945,649 and $398,673,043 at December 31, 2023 and 2022, respectively, were pledged to secure public deposits, federal funds purchased and other balances required by law.

NOTE C - LOANS:

Certain items previously reported have been reclassified to conform to the current year’s reporting format due to the adoption of CECL.

The composition of the loan portfolio at December 31, 2023 and 2022 is as follows (in thousands):

December 31,	2023	2022

Real estate, residential	$74,296	$67,512

Real estate, construction	27,353	30,146

Real estate, nonresidential	115,014	122,233

Commercial and industrial	12,496	10,497

Other	9,180	7,490

Total	$238,339	$237,878

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

	2023	2022
Balance, January 1	$6,947	$5,978
Change in directors/officers loans during the year	-	124
New loans and advances	452	1,324
Repayments	(446)	(479)

Balance, December 31	$6,953	$6,947

The age analysis of the loan portfolio, segregated by class of loans, as of December 31, 2023 and 2022 is as follows (in thousands):

							Loans Past
							Due Greater
	Number of Days Past Due						Than 90
			Greater	Total		Total	Days and
	30 - 59	60 - 89	Than 90	Past Due	Current	Loans	Still Accruing
December 31, 2023:
Real estate, residential	$207	$540	$-	$747	$73,549	$74,296	$-
Real estate, construction	131	-	-	131	27,222	27,353	-
Real estate, nonresidential	58	-	-	58	114,956	115,014	-
Commercial and industrial	21	-	-	21	12,475	12,496	-
Other	75	30	-	105	9,075	9,180	-

Total	$492	$570	$-	$1,062	$237,277	$238,339	$-
December 31, 2022:
Real estate, residential	$34	$49	$-	$83	$67,429	$67,512	$-
Real estate, construction	79	2	-	81	30,065	30,146	-
Real estate, nonresidential	-	-	1,101	1,101	121,132	122,233	-
Commercial and industrial	-	-	-	-	10,497	10,497	-
Other	14	-	-	14	7,476	7,490	-

Total	$127	$51	$1,101	$1,279	$236,599	$237,878	$-

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

The following tables further disaggregates credit quality disclosures by amortized cost by class and vintage for term loans and by revolving and revolving converted to amortizing as of December 31, 2023 (in thousands). The Company defines vintage as the later of origination, or restructure date.

	Term Loans							Revolving
	Amortized Cost Basis by Origination Year							Loans
							Revolving	Converted to
	2023	2022	2021	2020	2019	Prior	Loans	Term Loans	Total
December 31, 2023:
Real Estate, Residential Loans:
A, B, or C	$11,865	$17,053	$12,158	$4,695	$5,451	$17,502	$4,147	$401	$73,272
S	-	-	-	-	-	66	-	-	66
D	-	-	122	-	-	623	-	-	745
E	-	-	-	45	27	141	-	-	213
F	-	-	-	-	-	-	-	-	-
Total Real Estate Residential Loans	$11,865	$17,053	$12,280	$4,740	$5,478	$18,332	$4,147	$401	$74,296

Real Estate, Construction Loans:
A, B, or C	$1,069	$2,119	$2,133	$1,379	$38	$3,966	$12,827	$-	$23,531
S	-	-	-	-	-	-	3,735	-	3,735
D	-	-	-	87	-	-	-	-	87
E	-	-	-	-	-	-	-	-	-
F	-	-	-	-	-	-	-	-	-
Total Real Estate, Construction Loans	$1,069	$2,119	$2,133	$1,466	$38	$3,966	$16,562	$-	$27,353

Real Estate,Nonresidential Loans:
A, B, or C	$12,387	$20,951	$11,056	$15,008	$5,497	$34,330	$14,959	$728	$114,916
S	-	-	-	-	-	-	-	-	-
D	-	-	-	-	-	98	-	-	98
E	-	-	-	-	-	-	-	-	-
F	-	-	-	-	-	-	-	-	-
Total Real Estate, Nonresidential Loans	$12,387	$20,951	$11,056	$15,008	$5,497	$34,428	$14,959	$728	$115,014

Commercial and industrial
A, B, or C	$850	$1,008	$831	$263	$2,742	$39	$6,763	$-	$12,496
S	-	-	-	-	-	-	-	-	-
D	-	-	-	-	-	-	-	-	-
E	-	-	-	-	-	-	-	-	-
F	-	-	-	-	-	-	-	-	-
Total Commercial and Industrial Loans	$850	$1,008	$831	$263	$2,742	$39	$6,763	$-	$12,496

Consumer/Other Loans
A, B, or C	$5,346	$1,417	$841	$439	$234	$304	$508	$52	$9,141
S	-	-	-	-	-	-	-	-	-
D	7	6	-	-	18	3	5	-	39
E	-	-	-	-	-	-	-	-	-
F	-	-	-	-	-	-	-	-	-
Total Consumer/Other Loans	$5,353	$1,423	$841	$439	$252	$307	$513	$52	$9,180

An analysis of the loan portfolio by loan grade, segregated by class of loans, as of December 31, 2022 is as follows (in thousands):

	Loans With A Grade Of:
	A, B or C	S	D	E	F	Total
December 31, 2022:
Real estate, residential	$66,490	$77	$822	$123	$-	$67,512

Real estate, construction	30,115	-	2	29	-	30,146

Real estate, nonresidential	120,423	-	466	1,344	-	122,233

Commercial and industrial	10,497	-	-	-	-	10,497

Other	7,476	-	7	7	-	7,490

Total	$235,001	$77	$1,297	$1,503	$-	$237,878

The following table is a summary of the Company’s nonaccrual loans by major categories for the periods indicated (in thousands):

	CECL			Incurred Loss

	December 31, 2023			December 31, 2022
	Nonaccrual Loans with	Nonaccrual Loans	Total Nonaccrual
	No Allowance	with an Allowance	Loans
Real estate, residential	$168	$45	$213	$90
Real estate, nonresidential	-	-	-	1,344
Other	-	-	-	7
Total	$168	$45	$213	$1,441

The Company recognized no interest income on nonaccrual loans during the year ended December 31, 2023.

The following table represents the accrued interest receivables written off by reversing interest income during the year ended December 31, 2023 (in thousands):

For the Year Ended
December 31, 2023
Real estate, residential	$1
Total loans	$1

The Company designates individually evaluated loans on nonaccrual status as collateral-dependent loans, as well as other loans that management of the Company designates as having higher risk. Collateral-dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. These loans do not share common risk characteristics and are not included within the collectively evaluated loans for determining the allowance for credit losses. Under CECL, for collateral-dependent loans, the Company has adopted the practical expedient to measure the allowance for credit losses based on the fair value of collateral. The allowance for credit losses is calculated on an individual loan basis based on the shortfall between the fair value of the loan's collateral, which is adjusted for liquidation costs/discounts, and amortized cost. If the fair value of the collateral exceeds the amortized cost, no allowance is required.

The following table presents an analysis of collateral-dependent loans of the Company as of December 31, 2023 (in thousands):

Residential
Properties
Real estate, residential	$222
Total loans	$222

The following tables further disaggregates nonaccrual disclosures by amortized cost by class and vintage for term loans and by revolving and revolving converted to amortizing as of December 31, 2023 (in thousands). The Company defines vintage as the later of origination or restructure date.

	Term Loans							Revolving
	Amortized Cost Basis by Origination Year							Loans
							Revolving	Converted to
	2023	2022	2021	2020	2019	Prior	Loans	Term Loans	Total
December 31, 2023:
Real estate, residential	$-	$-	$-	$-	$-	$213	$-	$-	$213
Real estate, construction	-	-	-	-	-	-	-	-	-
Real estate, nonresidential	-	-	-	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-	-	-	-
Consumer/Other	-	-	-	-	-	-	-	-	-
Total Loans on Nonaccrual	$-	$-	$-	$-	$-	$213	$-	$-	$213

Impaired loans, which include loans classified as nonaccrual and TDRs, segregated by class of loans, as of December 31, 2022 were as follows (in thousands):

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

The Company had no loan modifications made to borrowers experiencing financial difficulty as of December 31, 2023 and December 31, 2022.

The following tables show activity in the allowance for credit losses by portfolio class for the years ended December 31, 2023, 2022, and 2021 as well as the corresponding recorded investment in loans at the end of each period. Effective January 1, 2023, the Company adopted the provisions of ASC 326 (CECL) using a modified retrospective basis. The difference between the December 31, 2023 incurred allowance and the CECL allowance is reflected as a cumulative effect of change in accounting principle in the table below. For further discussion of the day one impact of the CECL adoption, refer to Note A.

The calculation of the allowance for credit losses under CECL is performed using two primary approaches: a collective approach for pools of loans that have similar risk characteristics using a loss rate analysis, and a specific reserve analysis for credits individually evaluated.

The following table summarizes the activity related to the allowance for credit losses on loans and leases and unfunded commitments for the year ended December 31, 2023 and the balances of loans and unfunded commitments, individually and collectively evaluated for credit losses, as of December 31, 2023 are as follows (in thousands):

	Real Estate, Residential	Real Estate, Construction	Real Estate, Nonresidential	Commercial and Industrial	Other	Total
December 31, 2023
Allowance for credit losses on loans and leases
Beginning balance	$1,018	$392	$1,535	$143	$250	$3,338
Cumulative effect of change in accounting principle	396	(58)	(215)	(84)	(49)	(10)
Charge-offs	-	-	(270)	-	(197)	(467)
Recoveries	-	9	20	467	111	607
Net provision for loan losses	(443)	(170)	737	(472)	104	(244)
Ending Balance	$971	$173	$1,807	$54	$219	$3,224

Reserve for unfunded lending commitments
Beginning balance	$-	$-	$-	$-	$-	$-
Cumulative effect of change in accounting principle	4	30	5	15	18	72
Provision for losses on unfunded commitments	(2)	4	-	(5)	(14)	(17)
Ending balance-reserve for unfunded commitments	$2	$34	$5	$10	$4	$55
Total allowance for credit losses on loans and unfunded commitments	$973	$207	$1,812	$64	$223	$3,279

Allowance for credit losses on loans and leases
Individually evaluated	$40	$-	$-	$-	$21	$61
Collectively evaluated	931	173	1,807	54	198	3,163
Total allowance for credit losses on loans:	$971	$173	$1,807	$54	$219	$3,224
Reserve for unfunded lending commitments
Individually evaluated	$-	$-	$-	$-	$-	$-
Collectively evaluated	2	34	5	10	4	55
Reserve for unfunded lending commitments:	$2	$34	$5	$10	$4	$55
Total allowance for credit losses, December 31, 2023	$973	$207	$1,812	$64	$223	$3,279

Loans, December 31, 2023
Individually evaluated	$958	$87	$98	$-	$39	$1,182
Collectively evaluated	73,338	27,266	114,916	12,496	9,141	237,157
Total loans, December 31, 2023	$74,296	$27,353	$115,014	$12,496	$9,180	$238,339

Prior to the adoption of ASC 326 on January 1, 2023, the Company calculated the allowance for loan losses under the incurred loss methodology. The following tables are disclosures related to the allowance for loan losses in prior periods (in thousands).

	Real Estate, Residential	Real Estate, Construction	Real Estate, Nonresidential	Commercial and Industrial	Other	Total
December 31, 2022:
Allowance for Loan Losses:
Beginning Balance	$873	$351	$1,781	$228	$78	$3,311
Charge-offs	-	-	-	-	(240)	(240)
Recoveries	-	-	48	15	124	187
Provision	145	41	(294)	(100)	288	80
Ending Balance	$1,018	$392	$1,535	$143	$250	$3,338

Allowance for Loan Losses:
Ending balance: individually evaluated for impairment	$145	$-	$84	$-	$-	$229
Ending balance: collectively evaluated for impairment	$873	$392	$1,451	$143	$250	$3,109

Total Loans:
Ending balance: individually evaluated for impairment	$945	$31	$1,811	$-	$14	$2,801
Ending balance: collectively evaluated for impairment	$66,567	$30,115	$120,422	$10,497	$7,476	$235,077

	Real Estate, Residential	Real Estate, Construction	Real Estate, Nonresidential	Commercial and Industrial	Other	Total
December 31, 2021:
Allowance for Loan Losses:
Beginning Balance	$926	$433	$2,420	$493	$154	$4,426
Charge-offs	(2)	(2)	-	-	(286)	(290)
Recoveries	36	18	4,563	102	119	4,838
Provision	(87)	(98)	(5,202)	(367)	91	(5,663)
Ending Balance	$873	$351	$1,781	$228	$78	$3,311

Allowance for Loan Losses:
Ending balance: individually evaluated for impairment	$75	$27	$40	$-	$-	$142
Ending balance: collectively evaluated for impairment	$798	$324	$1,741	$228	$78	$3,169

Total Loans:
Ending balance: individually evaluated for impairment	$1,747	$211	$2,229	$48	$12	$4,247
Ending balance: collectively evaluated for impairment	$55,505	$26,980	$127,536	$15,834	$9,060	$234,915

The following table further disaggregates gross charge-off disclosures by amortized cost by credit quality indicator, class, and year of origination as of December 31, 2023 (in thousands). The Company defines vintage as the later of origination or restructure date.

	Term Loans							Revolving
	Amortized Cost Basis by Origination Year							Loans
							Revolving	Converted to
	2023	2022	2021	2020	2019	Prior	Loans	Term Loans	Total
December 31, 2023:
Real estate, nonresidential	$-	$-	$-	$-	$-	$-	$-	$-	$-
A,B, or C	-	-	-	-	-	-	-	-	-
S	-	-	-	-	-	-	-	-	-
D	-	-	-	-	-	-	-	-	-
E	-	-	-	-	-	270	-	-	270
F	-	-	-	-	-	-	-	-	-
Total Real estate, nonresidential loans	$-	$-	$-	$-	$-	$270	$-	$-	$270
Consumer/Other
A,B, or C	$188	$5	$-	$-	$-	$-	$-	$-	$193
S	-	-	-	-	-	-	-	-	-
D	-	-	-	-	-	-	-	-	-
E	-	-	-	4	-	-	-	-	4
F	-	-	-	-	-	-	-	-	-
Total Consumer/Other Loans	$188	$5	$-	$4	$-	$-	$-	$-	$197
Total Gross Loan Chargeoffs:	$188	$5	$-	$4	$-	$270	$-	$-	$467

NOTE D - BANK PREMISES AND EQUIPMENT:

Bank premises and equipment are shown as follows (in thousands):

December 31,	Estimated Useful Lives (in years)			2023	2022

Land				$5,534	$5,554
Building	5	-	40	35,739	31,891
Furniture, fixtures and equipment	3	-	10	10,474	16,585
Construction-in-progress				573	2,428
Totals, at cost				52,320	56,458
Less: Accumulated depreciation				32,850	37,959
Totals				$19,470	$18,499

Depreciation and amortization related to bank premises and equipment charged to noninterest expense was approximately $1,551,000, $1,664,000 and $1,681,000 for the years ended December 31, 2023, 2022, 2021, respectively.

During the year ended December 31, 2023, the Bank sold one tract of land for a gain of approximately $30,000. There were no land sales for the year ended December 31, 2022 or 2021.

NOTE E – OTHER REAL ESTATE:

The Company’s other real estate consisted of the following as of December 31, 2023 and 2022 (in thousands except number of properties):

December 31,	2023		2022
	Number of		Number of
	Properties	Balance	Properties	Balance
Construction, land development and other land	1	$-	2	$259

Total	1	$-	2	$259

NOTE F - DEPOSITS:

At December 31, 2023, the scheduled maturities of time deposits are as follows (in thousands):

2024	$21,681
2025	5,648
2026	952
2027	532
2028	1,082

Total	$29,895

Deposits held for related parties amounted to $5,079,055 and $3,962,941 at December 31, 2023 and 2022, respectively.

Overdrafts totaling $406,951 and $636,210 were reclassified as loans at December 31, 2023 and 2022, respectively.

NOTE G – FEDERAL FUNDS PURCHASED:

At December 31, 2023, the Company had facilities in place to purchase federal funds up to $30,500,000 under established credit arrangements.

NOTE H - BORROWINGS:

At December 31, 2023, the Company was able to borrow up to $6,751,647 from the Federal Reserve Bank Discount Window Primary Credit Program. The borrowing limit is based on the amount of collateral pledged, with certain loans from the Bank’s portfolio serving as collateral. Borrowings bear interest at the primary credit rate, which is established periodically by the Federal Reserve Board, and have a maturity of one day. The primary credit rate was 5.50% at December

31, 2023. There was no outstanding balance at December 31, 2023 or 2022.

At December 31, 2023, the Company had $18,500,000 outstanding in advances under a $112,192,242 line of credit with the FHLB at a rate of 5.58% and a maturity date of January 5, 2024. New advances may subsequently be obtained based on the liquidity needs of the bank subsidiary. Advances are collateralized by a blanket floating lien on the Company’s residential first mortgage loans. There were no outstanding advances at December 31, 2022.

NOTE I - INCOME TAXES:

Deferred taxes (or deferred charges) as of December 31, 2023 and 2022, included in other assets, were as follows (in thousands):

December 31,	2023	2022

Deferred tax assets:
Allowance for loan losses	$695	$701
Employee benefit plans' liabilities	3,434	3,376
Unrealized loss on available for sale securities, charged from equity	8,341	10,029
Loss on credit impairment of securities	356	356
Earned retiree health benefits plan liability	1,074	1,126
General business and AMT credits	210	1,683
Other	344	610
Valuation allowance	(11,534)	(13,090)
Deferred tax assets	2,920	4,791
Deferred tax liabilities:
Unearned retiree health benefits plan asset	395	470
Bank premises and equipment	1,759	1,870
Other	10	5
Deferred tax liabilities	2,164	2,345
Net deferred taxes	$756	$2,446

Income taxes consist of the following components (in thousands):

Years Ended December 31,	2023	2022	2021

Current	$410	$15	$62
Deferred:
Federal	-	1,188	1,482
Change in valuation allowance	1,711	(3,634)	(1,482)
Total deferred	1,711	(2,446)	-
Totals	$2,121	$(2,431)	$62

Income taxes amounted to less than the amounts computed by applying the U.S. Federal income tax rate of 21.0% for 2023, 2022 and 2021 to income before income taxes. The reasons for these differences are shown below (in thousands):

	2023		2022		2021
	Tax	Rate	Tax	Rate	Tax	Rate
Taxes computed at statutory rate	$2,370	21%	$1,367	21%	$1,815	21%
Increase (decrease) resulting from:
Tax-exempt interest income	(191)	(2)	(198)	(3)	(187)	(2)
Income from BOLI	(102)	(1)	(93)	(1)	(91)	(1)
Federal tax credits	(1,416)	(12)	(45)	(1)	-	-
Other	(251)	(2)	172	2	6	-
Other changes in valuation allowance	1,711	15	(3,634)	(55)	(1,481)	(17)

Total income tax expense (benefit)	$2,121	19%	$(2,431)	(37)%	$62	1%

During 2023, the Company recorded current and deferred income tax expense of $410,000 and $1,711,000, respectively or a net income tax expense of $2,121,000. During 2022, the Company recorded current and deferred income tax expense (benefit) of $15,000 and $(2,446,000), respectively or a net income tax benefit of $2,431,000. During 2021 the Company recorded current and deferred income tax expense of $62,000 and $0, respectively.

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

Based on the Company’s projections, as of December 31, 2022, the Company determined that it was more likely than not that it would realize a certain amount of its deferred tax assets. Prior to that time, the Company had recorded a valuation allowance against its net deferred tax asset. As a result of the Company’s projections, as of December 31, 2022, the Company recorded a net deferred tax asset of $2,446,000. As of December 31, 2023 the net deferred tax asset is $756,000.

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

NOTE J - SHAREHOLDERS' EQUITY:

Shareholders’ equity of the Company includes the undistributed earnings of the bank subsidiary. Dividends to the Company’s shareholders can generally be paid only from dividends paid to the Company by its bank subsidiary. Consequently, dividends are dependent upon the earnings, capital needs, regulatory policies and statutory limitations affecting the bank subsidiary. Dividends paid by the bank subsidiary are subject to the written approval of the Commissioner of Banking and Consumer Finance of the State of Mississippi and the Federal Deposit Insurance Corporation (the “FDIC”). At December 31, 2023, $31,934,846 of undistributed earnings of the bank subsidiary included in consolidated surplus and retained earnings was available for future distribution to the Company as dividends without regulatory approval.

On July 31, 2023, the Board approved the repurchase of up to $1,000,000 of the outstanding shares of the Company’s common stock. As a result of this repurchase plan, 16,500 shares have been repurchased for $208,000 and retired through December 31, 2023. The repurchase plan expired on December 31, 2023.

On November 8, 2019, the Board approved the repurchase of up to 65,000 of the outstanding shares of the Company’s common stock. As a result of this repurchase plan, 65,000 shares have been repurchased for $741,574 and retired through December 31, 2021. On April 28, 2021, the Board approved the repurchase of 200,000 of the outstanding shares of the Company’s common stock. As a result of this repurchase plan, 200,000 shares have been repurchased for $3,381,000 and retired through December 31, 2021. There were no additional shares repurchased through December 31, 2022.

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

Qualifying community banking organizations that elect to use the CBLR framework and that maintain a leverage ratio of greater than 9.00% are considered to have satisfied the risk-based and leverage capital requirements in the generally applicable capital rule. In addition, these institutions are considered to have met the well-capitalized ratio requirements for purposes of section 38 of the Federal Deposit Insurance Act.

The main components and requirements of the CBLR framework are as follows:

As of December 31, 2023, the bank subsidiary’s community bank leverage ratio was 12.59%. The leverage ratio requirement is maintaining a leverage ratio greater than 9.00%.

The subsidiary bank’s actual capital amounts, required minimum capital amounts and ratios, capital amounts and ratios to be well capitalized for 2022, are as follows (in thousands):

			For Capital		To Be Well
	Actual		Adequacy Purposes		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2022:
Total Capital (to Risk Weighted Assets)	$101,221	21.18%	$38,239	8.00%	$47,799	10.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	97,883	20.48%	21,510	4.50%	31,069	6.50%
Tier 1 Capital (to Risk Weighted Assets)	97,883	20.48%	28,680	6.00%	38,239	8.00%
Tier 1 Capital (to Average Assets)	97,883	10.78%	36,328	4.00%	45,410	5.00%

NOTE K - OTHER INCOME AND EXPENSES:

Other income consisted of the following (in thousands):

Years Ended December 31,	2023	2022	2021

Other service charges, commissions and fees	$104	$110	$129
Rentals	461	375	364
Other	32	286	93
Totals	$597	$771	$586

Other expenses consisted of the following (in thousands):

Years Ended December 31,	2023	2022	2021

Advertising	$399	$376	$377
Data processing	1,273	1,430	1,408
FDIC and state banking assessments	479	429	415
Legal	446	(130)	1,612
Accounting	536	386	318
Other real estate	54	81	86
ATM expense	671	1,217	1,084
Trust expense	593	501	347
Other	1,897	1,564	1,529
Totals	$6,348	$5,854	$7,176

NOTE L - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK:

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and irrevocable letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of condition. The contract amounts of those instruments reflect the extent of involvement the bank subsidiary has in particular classes of financial instruments. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and irrevocable letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

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

At December 31, 2023 and 2022, the Company had outstanding irrevocable letters of credit aggregating $142,406 and $141,136, respectively. At December 31, 2022 and 2021, the Company had outstanding unused loan commitments aggregating approximately $40,080,000 and $48,920,000 respectively. Approximately $24,465,000 and $28,691,000 of outstanding commitments were at fixed rates and the remainder were at variable rates at December 31, 2023 and 2022, respectively.

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

During the quarter ended June 30, 2023, a shareholder issued a letter to the Company and each of the directors of the Company demanding that they immediately commence litigation on behalf of the Company for an alleged breach by the Company’s Board of Directors of its fiduciary duties in allegedly failing to properly oversee and supervise the management of the Company. During the quarter ended September 30, 2023, the Board of Directors of the Company established a Special Litigation Committee made up of three independent directors to investigate the allegations made in the letter. Rather than wait for the Special Litigation Committee to conclude its inquiry, the shareholder filed a Complaint against the Company and Directors, making the same allegations that appear in the demand letter. The Court stayed the lawsuit pending the Special Litigation Committee’s inquiry. The Special Litigation Committee concluded that pursuing the claims is not in the Company’s best interest, and the Company plans accordingly to file a motion to dismiss.

The Company assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that the Company will incur a loss and the amount of the loss can be reasonably estimated, the Company records a liability in its consolidated financial statements. These legal reserves  may be increased or decreased to reflect any relevant developments on a quarterly basis. Where a loss is not probable or the amount of loss is not estimable, the Company does not accrue legal reserves. While the outcome of legal proceedings is inherently uncertain, based on information currently available and available insurance coverage, the Company’s management believes that it has established appropriate legal reserves. If an accrual is not made, and there is at least a reasonable possibility that a loss or additional loss  may have been incurred, the Company discloses the nature of the contingency and an estimate of the possible loss or range of loss or a statement that such an estimate cannot be made. Any incremental liabilities arising from pending legal proceedings are not expected to have a material adverse effect on the Company’s consolidated financial position, consolidated results of operations, or consolidated cash flows. However, it is possible that the ultimate resolution of these matters, if unfavorable,  may be material to the Company’s consolidated financial position, consolidated results of operations, or consolidated cash flows.

As of the date of this filing, the Company believes the amount of losses associated with legal proceedings that it is reasonably possible to incur is not material.

NOTE N - CONDENSED PARENT COMPANY ONLY FINANCIAL INFORMATION:

Peoples Financial Corporation began its operations September 30, 1985, when it acquired all the outstanding stock of The Peoples Bank, Biloxi, Mississippi. A condensed summary of its financial information is shown below.

CONDENSED BALANCE SHEETS (IN THOUSANDS):

December 31,	2023	2022

Assets
Investments in subsidiaries, at underlying equity:
Bank subsidiary	$68,672	$54,664
Nonbank subsidiary

Cash in bank subsidiary	236	193

Other assets	375	337

Total assets	$69,283	$55,194

Liabilities and Shareholders' Equity:
Other liabilities	-	-

Total liabilities	$-	$-

Shareholders' equity	69,283	55,194

Total liabilities and shareholders' equity	$69,283	$55,194

CONDENSED STATEMENTS OF OPERATIONS (IN THOUSANDS):

Years Ended December 31,	2023	2022	2021

Income
Distributed income of bank subsidiary	$3,268	$1,243	$4,610
Undistributed income of bank subsidiary	6,404	8,061	4,686
Other income	4	7	4

Total income	9,676	9,311	9,300

Expenses
Other	510	370	389

Total expenses	510	370	389

Net income	$9,166	$8,941	$8,911

CONDENSED STATEMENTS OF CASH FLOWS (IN THOUSANDS):

Years Ended December 31,	2023	2022	2021

Cash flows from operating activities:
Net income	$9,166	$8,941	$8,911
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed (income) of subsidiaries	(6,404)	(8,061)	(4,686)
Change in other assets	(38)	36	(1)

Net cash provided by operating activities	2,724	916	4,224

Cash flows from investing activities:
	-	-	-

Net cash provided by investing activities	-	-	-

Cash flows from financing activities:
Stock repurchase	(208)	-	(3,381)
Dividends paid	(2,473)	(889)	(769)

Net cash used in financing activities	(2,681)	(889)	(4,150)

Net increase (decrease) in cash	43	27	74
Cash, beginning of year	193	166	92

Cash, end of year	$236	$193	$166

NOTE O - EMPLOYEE AND DIRECTOR BENEFIT PLANS:

The Company sponsors the Peoples Financial Corporation Employee Stock Ownership Plan (“ESOP”). Employees who are in a position requiring at least 1,000 hours of service during a plan year and who are 21 years of age are eligible to participate in the ESOP. The Plan included 401(k) provisions and the former Gulf National Bank Profit Sharing Plan. Effective January 1, 2001, the ESOP was amended to separate the 401(k) funds into the Peoples Financial Corporation 401(k) Profit Sharing Plan. The separation had no impact on the eligibility or benefits provided to participants of either plan. The 401(k) provides for a matching contribution of 75% of the amounts contributed by the employee (up to 6% of compensation). Contributions are determined by the Board of Directors and may be paid either in cash or Peoples Financial Corporation common stock. Total contributions to the plans charged to operating expense were $274,000 for 2023 and $260,000 for each of 2022 and 2021.

The ESOP was frozen to further contributions and eligibility effective January 1, 2019. The ESOP held 216,010, 214,961 and 222,891 allocated shares at December 31, 2023, 2022 and 2021, respectively.

The Company established an Executive Supplemental Income Plan and a Directors' Deferred Income Plan, which provide for pre-retirement and post-retirement benefits to certain key executives and directors. Benefits under the Executive Supplemental Income Plan are based upon the position and salary of the officer at retirement or death. Normal retirement benefits under the plan are equal to 67% of salary for the president and chief executive officer, 58% of salary for the executive vice president and 50% of salary for all other executive officers and are payable monthly over a period of fifteen years. Under the Directors’ Deferred Income Plan, the directors are given an opportunity to defer receipt of their annual directors’ fees until retirement from the board. For those who choose to participate, benefits are payable monthly for ten years beginning the first day of the month following the director’s normal retirement date. The normal retirement date is the later of the normal retirement age (65) or separation of service Through December 31, 2021, interest on deferred fees accrued at an annual rate of 10%, compounded annually. Also through December 31, 2021, after payments commenced, interest accrued at an annual rate of 7.50%, compounded monthly. The Board amended the plan on November 23, 2021, providing that, effective January 1, 2022, on a prospective basis, interest on deferred fees shall accrue at an annual rate equal to the Chase Manhattan Bank Prime Rate as of December 31st of each year, compounded annually, before payments commence under the plan, and that after payments have commenced, interest will accrue on the account balance at an annual fixed rate equal to Chase Manhattan Bank Prime Rate as of the Director’s separation from service, compounded monthly. The Company has acquired insurance policies, with the bank subsidiary as owner and beneficiary, which it may use as a source to pay potential benefits to the plan participants. These contracts are carried at their cash surrender value, which amounted to $18,404,490 and $17,969,670 at December 31, 2023 and 2022, respectively. The present value of accumulated benefits under these plans, using an interest rate of 3.50% at December 31, 2023 and 2022, respectively, and the interest ramp-up method has been accrued. The accrual amounted to $14,422,984 and $14,099,626 at December 31, 2023 and 2022, respectively, and is included in Employee and director benefit plans liabilities.

The Company also has additional plans for post-retirement benefits for certain key executives. The Company has acquired insurance policies, with the bank subsidiary as owner and beneficiary, which it may use as a source to pay potential benefits to the plan participants. These contracts are carried at their cash surrender value, which amounted to $3,115,923 and $2,288,322 at December 31, 2023 and 2022, respectively. The present value of accumulated benefits under these plans using an interest rate of 3.50% at December 31, 2023 and 2022, respectively, and the projected unit cost method has been accrued. The accrual amounted to $1,593,985 and $1,646,068 at December 31, 2023 and 2022, respectively, and is included in Employee and director benefit plans liabilities.

Additionally, there are two endorsement split dollar policies, with the bank subsidiary as owner and beneficiary, which provide a guaranteed death benefit to the participants’ beneficiaries. These contracts are carried at their cash surrender value, which amounted to $334,346 and $329,684 at December 31, 2023 and 2022, respectively. The present value of accumulated benefits under these plans using an interest rate of 3.50% at December 31, 2023 and 2022, respectively, and the projected unit cost method has been accrued. The accrual amounted to $114,269 and $111,217 at December 31, 2023 and 2022, respectively, and is included in Employee and director benefit plans liabilities.

The Company has additional plans for post-retirement benefits for directors. The Company has acquired insurance policies, with the bank subsidiary as owner and beneficiary, which it may use as a source to pay potential benefits to the plan participants. These contracts are carried at their cash surrender value, which amounted to $188,851 and $180,559 at December 31, 2023 and 2022, respectively. The present value of accumulated benefits under these plans using an interest rate of 3.50% at December 31, 2023 and 2022, respectively, and the projected unit cost method has been accrued. The accrual amounted to $218,853 and $219,540 at December 31, 2023 and 2022, respectively, and is included in Employee and director benefit plans liabilities.

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

The net postretirement benefit cost was as follows (in thousands):

For the Year Ended December 31,	2023	2022

Net Postretirement Benefit Cost	$(191)	$118

The accumulated postretirement benefit obligation and the balance in accumulated other comprehensive income was as follows (in thousands):

December 31,	2023	2022

Accumulated Postretirement Benefit Obligation	$3,231	$3,121
Fair Value of Plan Assets	-	-
Unfunded Status	$3,231	$3,121

Balance in Accumulated Other Comprehensive Income	$1,881	$2,237

Amounts recognized in Accumulated Other Comprehensive Income were as follows (in thousands):

For the Year Ended December 31,	2023	2022

Net Gain	$1,518	$1,701
Prior Service Credit	363	537
Total	$1,881	$2,238

The prior service credit and net gain that will be recognized in accumulated other comprehensive income during 2024 is $395,680.

The following is a summary of the actuarial assumptions used to determine the accumulated postretirement benefit obligation:

December 31,	2023	2022
Equivalent APBO Single Discount Rate	5.00%	5.20%
Rate of Increase in Future Compensation Levels	N/A	N/A
Current Pre 65 Health Care Trend Rate	8.35%	6.50%
Current Post 64 Health Care Trend Rate-Non Grandfathered	5.38%	6.50%
Current Post 64 Health Care Trend Rate-Granfathered	7.23%	6.50%
Ultimate Health Care Trend Rate	4.59%	4.56%
Year Ultimate Trend Rate Reached	2042	2041

The following is a summary of the assumptions used to determine the net postretirement benefit cost:

January 1,	2023	2022
Equivalent APBO Single Discount Rate	5.20%	2.80%
Rate of Increase in Future Compensation Levels	N/A	N/A
Current Pre 65 Health Care Trend Rate	8.64%	5.50%
Current Post 64 Health Care Trend Rate-Non Grandfathered	5.32%	5.50%
Current Post 64 Health Care Trend Rate-Grandfathered	7.35%	5.50%
Ultimate Health Care Trend Rate	4.59%	4.50%
Year Ultimate Trend Rate Reached	2042	2026

The following is a reconciliation of the accumulated postretirement benefit obligation, which is included in employee and director benefit plans liabilities (in thousands):

	Accumulated
	Postretirement
	Benefit	Fair Value of	Funded
Reconciliation of Funded Status	Obligation	Plan Assets	Status
December 31, 2022:	$(3,121)	$-	$(3,121)
Service cost	(60)	-	(60)
Interest cost	(145)	-	(145)
Gains/(Losses)	39	-	39
Benefits paid	118	(118)	-
Participant contributions	(62)	62	-
Employer Contributions	-	56	56
December 31, 2023	$(3,231)	$-	$(3,231)

The following is a reconciliation of the accumulated other comprehensive income (in thousands):

			Accumulated Other
	Net	Prior Service	Comprehensive
	Gain/Loss	Cost/(Credit)	Income
December 31, 2022:	$(1,701)	$(537)	$(2,238)
Amortization payment	222	174	396
Liability (Gain)/Loss	(39)	-	(39)
December 31, 2023	$(1,518)	$(363)	$(1,881)

The source of the liability gain/(loss) is based upon demographic experience during 2023, claims and retiree contributions, medical trend assumptions, and the change in the discount rate from 5.20% to 5.00%.

The following table displays the benefits expected to be paid from the plan during each of the next five fiscal years, and in aggregate for the five fiscal years thereafter (in thousands):

Fiscal 2024	$198
Fiscal 2025	222
Fiscal 2026	218
Fiscal 2027	257
Fiscal 2028-2032	252
Fiscal 2029-2033	$1,176

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

Investments

The fair value of available for sale securities and held to maturity securities is based on quoted market prices. The Company’s available for sale and held to maturity securities are reported at their amortized cost, and their estimated fair value, which is determined utilizing several sources, is disclosed in the financial statements and footnotes. The primary source is ICE Data Pricing and Reference Date, LLC (“ICE”) which purchased Interactive Data Corporation (“IDC”) but kept the IDC methodologies. Those methodologies include utilizing pricing models that vary based on asset class and include available trade, bid and other market information and whose methodology includes broker quotes, proprietary models and vast descriptive databases. Another source for determining fair value is matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark securities. The Company’s available for sale securities and held to maturity securities for which fair value is determined through the use of such pricing models and matrix pricing are classified as Level 2 assets.

Other Investments

The carrying amount shown as other investments approximates fair value.

Federal Home Loan Bank Stock

The carrying amount shown as Federal Home Loan Bank Stock approximates fair value.

Loans

The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings for the remaining maturities. The cash flows considered in computing the fair value of such loans are segmented into categories relating to the nature of the contract and collateral based on contractual principal maturities. Appropriate adjustments are made to reflect probable credit losses. Cash flows have not been adjusted for such factors as prepayment risk or the effect of the maturity of balloon notes. The fair value of floating rate loans is estimated to be its carrying value. At each reporting period, the Company determines which loans are collateral dependent. Accordingly, the Company’s collateral dependent loans are reported at their estimated fair value on a non-recurring basis. An allowance for each loan, which are generally collateral-dependent, is calculated based on the fair value of its collateral. The fair value of the collateral is based on appraisals performed by third-party valuation specialists. Factors including the assumptions and techniques utilized by the appraiser are considered by Management. If the recorded investment in the collateral dependent loan exceeds the measure of fair value of the collateral, a valuation allowance is recorded as a component of the allowance for loan losses. Collateral dependent loans are non-recurring Level 3 assets.

Other Real Estate

In the course of lending operations, Management may determine that it is necessary to foreclose on the related collateral. Other real estate acquired through foreclosure is carried at fair value, less estimated costs to sell. The fair value of the collateral is based on appraisals performed by third-party valuation specialists or internally prepared valuations. Other real estate is a non-recurring Level 3 asset.

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

The balances of available for sale securities, which are the only assets measured at fair value on a recurring basis, by level within the fair value hierarchy and by investment type, as of December 31, 2023 and 2022, were as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
December 31, 2023:
U.S. Treasuries	$115,458	$-	$115,458	$-
Mortgage-backed securities	47,785	-	47,785	-
Collateralized mortgage obligations	95,006	-	95,006	-
States and political subdivisions	81,228	-	81,228	-
Total	$339,477	$-	$339,477	$-

December 31, 2022:
U.S. Treasuries	$108,368	$-	$108,368	$-
Mortgage-backed securities	56,439	-	56,439	-
Collateralized mortgage obligations	107,377	-	107,377	-
States and political subdivisions	77,984	-	77,984	-
Total	$350,168	$-	$350,168	$-

Collateral dependent loans, which are measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of December 31, 2023 and 2022 were as follows (in thousands):

		Fair Value Measurements Using
December 31:	Total	Level 1	Level 2	Level 3
2023	$6	$-	$-	$6
2022	$1,026	$-	$-	$1,026

Other real estate, which is measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of December 31, 2023 and 2022 are as follows (in thousands):

		Fair Value Measurements Using
December 31:	Total	Level 1	Level 2	Level 3
2023	$-	$-	$-	$-
2022	$259	$-	$-	$259

The following table presents a summary of changes in the fair value of other real estate which is measured using Level 3 inputs (in thousands):

	2023	2022
Balance, beginning of year	$259	$1,891

Loans transferred to ORE	952	-

Sales	(1,114)	(1,477)

Write-downs	(97)	(155)

Balance, end of year	$-	$259

The carrying value and estimated fair value of financial instruments, by level within the fair value hierarchy, at December 31, 2023 and 2022 are as follows (in thousands):

	Carrying	Fair Value Measurements Using
	Amount	Level 1	Level 2	Level 3	Total
December 31, 2023:
Financial Assets:
Cash and due from banks	$22,794	$22,794	$-	$-	$22,794
Available for sale securities	339,477	-	339,477	-	339,477
Held to maturity securities	150,911	-	138,523	-	138,523
Other investments	350	350	-	-	350
Federal Home Loan Bank stock	2,334	-	2,334	-	2,334
Loans, net	235,115	-	-	221,896	221,896
Cash surrender value of life insurance	21,375	-	21,375	-	21,375
Intangible asset	538	-	-	538	538
Financial Liabilities:
Deposits:
Non-interest bearing	174,933	174,933	-	-	174,933
Interest bearing	483,662	-	-	424,398	424,398
Time deposits	29,895	-	-	28,939	28,939
Borrowings from Federal Home Loan
Bank	18,500	-	18,500	-	-

	Carrying	Fair Value Measurements Using
	Amount	Level 1	Level 2	Level 3	Total
December 31, 2022:
Financial Assets:
Cash and due from banks	$32,836	$32,836	$-	$-	$32,836
Available for sale securities	350,168	-	350,168	-	350,168
Held to maturity securities	195,217	-	180,050	-	180,050
Other investments	350	350	-	-	350
Federal Home Loan Bank stock	2,175	-	2,175	-	2,175
Loans, net	234,540	-	-	223,494	223,494
Cash surrender value of life insurance	20,768	-	20,768	-	20,768
Intangible asset	600	-	-	600	600
Financial Liabilities:
Deposits:
Non-interest bearing	198,097	198,097	-	-	198,097
Interest bearing	546,565	-	-	458,433	458,433
Time deposits	41,118	-	-	39,517	39,517
Borrowings from Federal Home Loan
Bank	-	-	-	-	-

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

NOTE R: SUBSEQUENT EVENTS:

The Company has evaluated subsequent events through the time of the filing of its Annual Report on Form 10K. As of the time of filing on March 20, 2024, there were no material, reportable subsequent events.

EisnerAmper LLP 8550 United Plaza Blvd. Suite 1001 Baton Rouge, LA 70809 T 225.922.4600 F 225.922.4611 www.eisneramper.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee and Shareholders of Peoples Financial Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of condition of Peoples Financial Corporation and Subsidiaries (the “Company”) as of December 31, 2023, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023, and the consolidated results of their operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note A to the financial statements, the Company has changed its method of accounting for credit losses in 2023 due to the adoption of ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

“EisnerAmper” is the brand name under which EisnerAmper LLP and Eisner Advisory Group LLC and its subsidiary entities provide professional services. EisnerAmper LLP and Eisner Advisory Group LLC are independently owned firms that practice in an alternative practice structure in accordance with the AICPA Code of Professional Conduct and applicable law, regulations and professional standards. EisnerAmper LLP is a licensed CPA firm that provides attest services, and Eisner Advisory Group LLC and its subsidiary entities provide tax and business consulting services. Eisner Advisory Group LLC and its subsidiary entities are not licensed CPA firms.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses

The Company’s loan portfolio totaled $238 million as of December 31, 2023, and the allowance for credit losses on loans was $3.2 million. The Company’s unfunded loan commitments totaled $40 million, with an allowance for credit loss of $55,000. These amounts are included in the allowance for credit losses (“ACL”). As more fully described in Notes A and C to the Company’s consolidated financial statements, the Company estimates its exposure to expected credit losses as of the statement of condition date, for existing financial instruments held at amortized cost, and off-balance sheet exposures, such as unfunded loan commitments, letters of credit and other financial guarantees that are not unconditionally cancellable by the Company. The Company measures expected credit losses of financial assets on a collective (pool) basis when the financial assets share similar risk characteristics.

We identified the valuation of the ACL as a critical audit matter as the determination of the ACL requires management to exercise significant judgment and could have a material impact on the Company’s financial statements. Management must consider numerous subjective factors, including determining qualitative factors used to adjust the calculated allowance for credit losses, loan credit risk grading and identifying loans requiring individual evaluation among others. As disclosed by management, different assumptions and conditions could result in a materially different amount for the estimate of the ACL. As such, there is a high degree of auditor judgement and subjectivity, and significant audit effort was required in performing procedures in auditing the ACL.

Addressing the critical audit matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. The primary procedures we performed to address this critical audit matter included:

●	Testing the design and operating effectiveness of controls over the allowance for credit losses including

o	completeness and accuracy of loan data including credit ratings and risk classification of loans,

o	testing classifications of loans by loan segment,

o	testing the identification of problems loans,

●	Performing analysis of prepayment speeds used to calculate the weighted average remaining maturity,

●	Evaluating the qualitative factors for completeness and reasonableness,

●	Verification of historical net loss,

●	Testing the accuracy and validation of the ACL model,

●	Testing the loan review function and evaluating the accuracy of loan credit ratings and reasonableness of specific reserves on individually evaluated loans, and

●	Evaluating the disclosures in the consolidated financial statements.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2023. (Note: Partners of Postlethwaite & Netterville, APAC joined EisnerAmper LLP in 2023. Postlethwaite & Netterville, APAC had served as the Company’s auditor since 2022 which is the year the engagement letter was signed for the audit of the 2023 financial statements).

EISNERAMPER LLP

Baton Rouge, Louisiana

March 20, 2024

235 Peachtree Street, NE Suite 1800 Atlanta, GA 30303	404 588 4200 wipfli.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Peoples Financial Corporation

Biloxi, Mississippi

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of condition of Peoples Financial Corporation and subsidiaries (the Company) as of December 31, 2022, the related consolidated statements of operations, comprehensive income (loss), and cash flows for each of the two years in the period ended December 31, 2022, and changes in shareholders’ equity for the year ended December 31, 2022, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Wipfli LLP (“Wipfli”) had served as the independent registered public accounting firm for the Company since October 2019 following its acquisition of Porter Keadle Moore, LLC, a predecessor firm which had served as the independent registered public accounting firm for the Company since 2006. However, as announced on its Form 8-K Report filed on October 3, 2022, the Board of the Company, through its Audit Committee, conducted a competitive process to determine the Company’s independent registered public accounting firm commencing with the Company’s fiscal year ending December 31, 2023. The Audit Committee invited several independent registered public accounting firms to participate in this process, including Wipfli.

Following review of proposals from the independent registered public accounting firms that participated in the process, on September 28, 2022, upon recommendation from the Audit Committee, the Board of the Company approved the engagement of Postlethwaite & Netterville (“P&N”) as the Company’s independent registered public accounting firm for the Company’s fiscal year ending December 31, 2023, which was ratified at the 2023 Annual Meeting.

Wipfli continued as the Company’s independent registered public accounting firm for the year ended December 31, 2022. Wipfli’s reports on the Company’s consolidated financial statements as of and for the fiscal years ended December 31, 2021 and 2022 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

During the fiscal years ended December 31, 2021 and 2022, there were: (i) no disagreements within the meaning of Item 304(a)(1)(v) of Regulation S-K and the related instructions between the Company and Wipfli on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or, procedure which, if not resolved to Wipfli’s satisfaction, would have caused Wipfli to make reference in their reports; and (ii) no “reportable events” within the meaning of Item 604(a)(1)(v) of Regulation S-K.

The Company provided Wipfli a copy of the March 22, 2023 Form 8-K/A, as well as the September 28, 2022, Form 8-K it amended, prior to their filings with the Securities and Exchange Commission (the “Commission”) and requested that Wipfli furnish it with a letter addressed to the SEC stating whether or not it agreed with the above statements in this Current Report. A copy of Wipfli’s letter to the Commission is filed as Exhibit 16.1 on Form 8-K/A filed on March 22, 2023.

During the fiscal years ended December 31, 2021 and 2022 and the subsequent interim period through March 15, 2023, neither the Company nor anyone on its behalf consulted with P&N regarding: (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report or oral advice was provided to the Company that P&N concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; (ii) any matter that was the subject of a disagreement within the meaning of Item 304(a)(1)(iv) of Regulation S-K and the related instructions; or (iii) any reportable event within the meaning of Item 304(a)(1)(v) of Regulation SK.

The Company has since been notified P&N has combined with EisnerAmper LLP (“EisnerAmper”) (“the Practice Combination”), and independent audits previously conducted by P&N will be conducted by EisnerAmper as a result of the Practice Combination. Therefore, P&N effectively resigned as the Company’s independent registered public accounting firm and EisnerAmper, as the successor to P&N following the Practice Combination, will serve as the Company’s independent registered public accounting firm. On December 6, 2023 the Company’s Board of Directors approved the retention of EisnerAmper as the Company’s independent registered public accounting firm. As of December 6, 2023, EisnerAmper was registered with the Public Company Accounting Oversight Board.

From the date of P&N’s appointment as the Company’s independent registered public accounting firm through December 6, 2023, there were no disagreements with P&N on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved by P&N’s satisfaction, would have caused P&N to make reference to the subject matter of the disagreement in their reports on the company’s consolidated financial statement for 2023. Additionally, during the interim periods through December 06, 2023, there were no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S- K. The Company provided P&N a copy of the December 6, 2023 Form 8-K prior to its filing with the Securities and Exchange Commission (the “Commission”) and requested that P&N furnish it with a letter addressed to the SEC stating whether or not it agreed with the above statements in this Current Report. A copy of P&N’s letter to the Commission is filed as Exhibit 16.1 on Form 8-K filed on December 6, 2023.

During the fiscal years ended December 31, 2021 and 2022 and interim periods through December 6, 2023, the Company did not consult with EisnerAmper on any matter that (i) involved the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, in each case where a written report was provided or oral advice was provided that EisnerAmper concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2023, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the period ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management of the Company, including its Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of internal control over financial reporting as of December 31, 2023, using the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our assessment included a review of the documentation of controls, evaluations of the design of the internal control system and tests of operating effectiveness of the internal controls. Based on the assessment, management has concluded that the Company had effective internal control over financial reporting as of December 31, 2023.

/s/ Chevis C. Swetman	/s/ Leslie B. Fulton
Chevis C. Swetman	Leslie B. Fulton
Chairman, President and Chief Executive Officer	Chief Financial Officer
March 20, 2024	March 20, 2024

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as provided below, the information required by this item will be contained in Sections II, III, VIII and IX of our definitive proxy statement to be filed on March 20, 2024, relating to our 2024 Annual Meeting of stockholders to be held April 24, 2024, and is incorporated herein by reference.

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

ITEM 11 - EXECUTIVE COMPENSATION

The information in Section VI contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 24, 2024 which will be filed by the Company in definitive form with the Commission on March 20, 2024, is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in Sections IV and V contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 24, 2024, which was filed by the Company in definitive form with the Commission on March 20, 2024, is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information in Sections III and VII contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 24, 2024, filed by the Company in definitive form with the Commission on or about March 20, 2024, is incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

The information in Section II and Section XI contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 24, 2024, which will be filed by the Company in definitive form with the Commission on March 20, 2024, is incorporated herein by reference.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Index of Financial Statements:

See Item 8.

(a) 2. Index of Financial Statement Schedules:

All other schedules have been omitted as not applicable or not required or because the information has been included in the financial statements or applicable note.

(a) 3. Index of Exhibits:

	Description	Incorporated by Reference to Registration or File Number	Form of Report	Date of Report	Exhibit Number in Report
(2.1)	Asset Purchase Agreement By and Between Trustmark National Bank and The Peoples Bank	001-12103	8-K	8/15/2022	2.1
(3.1)	Articles of Incorporation	001-12103	10-K	12/31/2021	3.1
(3.2)	Amended and Restated Bylaws	001-12103	8-K	11/22/2022	3.1
(4.1)	Description of Common Stock	001-12103	10-K	12/31/2021	4.1
(10.1)	Description of Automobile Plan	0-30050	10-K	12/31/2003	10.1
(10.2)	Directors' Deferred Income Plan Agreements	0-30050	10-K	12/31/2003	10.2
(10.3)	Executive Supplemental Income Plan Agreement - Chevis C. Swetman	001-12103	10-Q	9/30/2007	10.2
(10.4)	Executive Supplemental Income Plan Agreement - A. Wes Fulmer	001-12103	10-Q	9/30/2007	10.3
(10.6)	Split Dollar Agreements	0-30050	10-K	12/31/2003	10.4
(10.7)	Deferred Compensation Plan	001-12103	10-Q	9/30/2007	10.1
(10.8)	Description of Stock Incentive Plan	33-15595	10-K	12/31/2001	10.6
(10.9)	Description of Bonus Plan	001-12103	10-Q	9/30/2010	10.1
(21)	Subsidiaries of the registrant (P)	33-15595	10-K	12/31/1988	22

(23.1)	Consent of Independent Registered Public Accounting Firm - *
(23.2)	Consent of Independent Registered Public Accounting Firm - *
(31.1)	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 *
(31.2)	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 *
(32.1)	Certification of Principal Executive Officer Pursuant to 18 U.S.C. ss. 1350*
(32.2)	Certification of Principal Financial Officer Pursuant to 18 U.S.C. ss. 1350*
(101)	The following materials from the Company’s 2023 Annual Report to Shareholders, formatted in iXBRL (inline Extensible Business Reporting Language): (i) Consolidated Statements of Condition at December 31, 2023 and 2022, (ii) Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2023, 2022 and 2021, (iv) Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2023 and 2022, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021 and (vi) Notes to the Consolidated Financial Statements for the year ended December 31, 2023, 2022 and 2021 *
(104)	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

* Filed Herewith.
(P) Paper filing.

ITEM 16 – FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL CORPORATION

(Registrant)

Date:	March 20, 2024
BY:	/s/ Chevis C. Swetman
Chevis C. Swetman, Chairman of the Board
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

BY:	/s/ Chevis C. Swetman
Date:	March 20, 2024
Chevis C. Swetman, Chairman of the Board
(principal executive officer)

BY:	/s/ Ronald G. Barnes	BY:	/s/ Padrick D. Dennis
Date:	March 20, 2024	Date:	March 20, 2024
	Ronald G. Barnes, Director		Padrick D. Dennis, Director

BY:	/s/ Jeffrey H. O’Keefe	BY:	/s/ Paige Reed Riley
Date:	March 20, 2024	Date:	March 20, 2024
	Jeffrey H. O’Keefe, Director		Paige Reed Riley, Director

BY:	/s/ George J. Sliman	BY:	/s/ Leslie B. Fulton
Date:	March 20, 2024	Date:	March 20, 2024
	George J. Sliman, III, Director		Leslie B. Fulton, Chief Financial Officer (principal financial and accounting officer)