Form 10-Q
period 2024-03-31
PEOPLES FINANCIAL CORP /MS/
filed 2024-05-14
CIK 770460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

Commission File Number	001-12103

PEOPLES FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Mississippi	64-0709834
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Lameuse and Howard Avenues, Biloxi, Mississippi	39533
(Address of principal executive offices)	(Zip Code)

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date. Peoples Financial Corporation has only one class of common stock authorized. At April 30, 2024, there were 15,000,000 shares of $1 par value common stock authorized, with 4,661,686 shares issued and outstanding.

Part 1 – Financial Information

Item 1: Financial Statements

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition

(in thousands except share data)

	March 31, 2024	December 31, 2023
	(unaudited)	(audited)

Assets
Cash and due from banks	$108,117	$22,794

Available for sale securities, amortized cost of $436,911 at March 31, 2024; $379,195 at December 31, 2023	396,160	339,477

Held to maturity securities, fair value of $132,221 at March 31, 2024; $138,523 at December 31, 2023	145,422	150,941

Less: Allowance for credit losses on held to maturity securities	30	30

Held to maturity securities, net	145,392	150,911

Other investments	350	350

Federal Home Loan Bank Stock, at cost	2,368	2,334

Loans	236,274	238,339

Less: Allowance for credit losses on loans and leases	3,087	3,224

Loans, net	233,187	235,115

Bank premises and equipment, net of accumulated depreciation	19,601	19,470

Accrued interest receivable	3,652	3,520

Cash surrender value of life insurance	21,539	21,375

Intangible asset	522	538

Other assets	1,714	1,854

Total assets	$932,602	$797,738

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition (continued)

(in thousands except share data)

	March 31, 2024	December 31, 2023
	(unaudited)	(audited)
Liabilities and Shareholders' Equity
Liabilities:

Deposits:

Demand, non-interest bearing	$198,543	$174,933

Savings and demand, interest bearing	585,164	483,662

Time, $250,000 or more	6,369	7,518

Other time deposits	21,423	22,377

Total deposits	811,499	688,490

Advances from Federal Home Loan Bank	-	18,500

Borrowings under Bank Term Funding Program	30,000	-

Employee and director benefit plans liabilities	19,335	19,581

Other liabilities	1,105	1,884

Total liabilities	861,939	728,455

Shareholders' Equity:
Common stock, $1 par value, 15,000,000 shares authorized, 4,661,686 shares issued and outstanding at March 31, 2024 and December 31, 2023	4,662	4,662

Surplus	65,780	65,780

Undivided profits	39,989	37,574

Accumulated other comprehensive loss	(39,768)	(38,733)

Total shareholders' equity	70,663	69,283

Total liabilities and shareholders' equity	$932,602	$797,738

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Income

(in thousands except per share data) (unaudited)

	Three Months Ended March 31,
	2024	2023
Interest income:

Interest and fees on loans	$3,562	$2,977

Interest and dividends on securities:

U.S. Treasuries	1,678	1,661

Mortgage-backed securities	728	918

Collateralized mortgage obligations	855	840

States and political subdivisions	1,037	1,106

Other investments	39	28

Interest on balances due from depository institutions	1,030	907

Total interest income	8,929	8,437

Interest expense:

Deposits	2,038	1,378

Borrowings from Federal Home Loan Bank	198	9

Total interest expense	2,236	1,387

Net interest income	6,693	7,050

Provision for credit losses	-	15

Net interest income after provision for credit losses	$6,693	$7,035

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Income (continued)

(in thousands except per share data) (unaudited)

	Three Months Ended March 31,
	2024	2023
Non-interest income:

Trust department income and fees	$618	$590

Service charges on deposit accounts	818	869

Increase in cash surrender value of life insurance	120	115

Gain (loss) on sale of property, plant and equipment, net	42	-

Other income	145	133

Total non-interest income	1,743	1,707

Non-interest expense:

Salaries and employee benefits	2,500	2,867

Net occupancy	537	463

Equipment rentals, depreciation and maintenance	701	663

FDIC and state banking assessments	108	116

Data processing	314	342

ATM expense	254	241

Other real estate (income) expense	-	(10)

Legal expense	112	129

Other expense	864	861

Total non-interest expense	5,390	5,672

Income before income taxes	3,046	3,070

Income tax expense	631	447

Net income	$2,415	$2,623

Basic and diluted earnings per share	$0.52	$0.56
Dividends declared per share	$-	$-

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands) (unaudited)

	Three Months Ended March 31,
	2024	2023

Net income	$2,415	$2,623

Other comprehensive income (loss):

Net unrealized (loss) gain on available for sale securities	(1,035)	5,051

Total other comprehensive income (loss)	(1,035)	5,051

Total comprehensive income	$1,380	$7,674

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands except share data) (unaudited)

					Accumulated
	Number of				Other
	Common	Common		Undivided	Comprehensive
	Shares	Stock	Surplus	Profits	Income (loss)	Total

Balance, January 1, 2023	4,678,186	$4,678	$65,780	$31,154	$(46,418)	$55,194
Cumulative effect of accounting change				(81)		(81)

Total shareholders' equity at beginning of period, as adjusted	4,678,186	4,678	65,780	31,073	(46,418)	55,113

Net income				2,623		2,623

Other comprehensive income					5,051	5,051

Balance, March 31, 2023	4,678,186	$4,678	$65,780	$33,696	$(41,367)	$62,787

Balance, January 1, 2024	4,661,686	$4,662	$65,780	$37,574	$(38,733)	$69,283

Net income				2,415		2,415

Other comprehensive income					(1,035)	(1,035)

Balance, March 31, 2024	4,661,686	$4,662	$65,780	$39,989	$(39,768)	$70,663

Note: Balances as of January 1, 2023 and 2024 were audited.

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands) (unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$2,415	$2,623

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	402	369

Provision for credit losses	-	15

Amortization of intangible asset	16	15

(Accretion) amortization of available for sale securities	(570)	(21)

Amortization (accretion) of held to maturity securities	51	(731)

Gain on sale of bank premises and equipment	(42)	-

Change in accrued interest receivable	(132)	(172)

Increase in cash surrender value of life insurance	(121)	(115)

Change in deferred tax expense	686	315

Change in other assets	(545)	(539)

Change in employee and director benefit plan liabilities and other liabilities	(1,025)	(567)
Net cash provided by operating activities	$1,135	$1,192

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(in thousands) (unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from investing activities:
Proceeds from maturities of available for sale securities	$51,011	$17,048

Purchases of available for sale securities	(108,159)	(10,651)

Proceeds from maturities of held to maturity securities	5,467	65,899

Purchases of held to maturity securities	-	(153,070)

Purchases of Federal Home Loan Bank stock	(34)	(22)

Loans, net change	1,928	1,100

Acquisition of bank premises and equipment	(552)	(999)

Proceeds from sale of bank premises and equipment	61	-

Investment in cash surrender value of life insurance	(43)	(41)
Net cash used in investing activities	(50,321)	(80,736)
Cash flows from financing activities:
Demand and savings deposits, net change	125,112	119,192

Time deposits, net change	(2,103)	(2,529)

Borrowings from Federal Home Loan Bank	58,200	25,600

Repayments to Federal Home Loan Bank	(76,700)	(25,600)

Borrowings under Bank Term Funding Program	30,000	-

Net cash provided by financing activities	134,509	116,663
Net increase in cash and cash equivalents	85,323	37,119
Cash and cash equivalents, beginning of period	22,794	32,836
Cash and cash equivalents, end of period	$108,117	$69,955

See Notes to Consolidated Financial Statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2024 and 2023

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

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the financial position of the Company and its subsidiaries as of March 31, 2024, December 31, 2023 and March 31, 2023 the results of their operations and their cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2023 Annual Report and Form 10-K.

CRITICAL ACCOUNTING POLICIES

The results of operations for the quarter ended March 31, 2024, are not necessarily indicative of the results to be expected for the full year.

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

The Company’s loan portfolio segments as of March 31, 2024 and December 31, 2023 were as follows:

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

Nonresidential-Risks to this loan category include industry concentration and the inability to monitor the condition of collateral. Declines in general economic conditions and other events can cause cash flows to fall to levels insufficient to service debt, declines in real estate values, and lack of suitable alternative use for properties. These loans are also susceptible to declines in occupancy rates, business failure, and general economic conditions.

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

Other-Risk common to these loans include regulatory risks, unemployment, changes in local economic conditions, and the inability to monitor collateral consisting of personal property.

Accounting Standards Update –In March 2024, the Financial Accounting Standards Board issued Accounting Standards Update 2024-02 (“ASU 2024-02”), Codification Improvements-Amendments to Remove References to the Concepts Statements. ASU 2024-02 removes various references to the FASB’s Concepts Statements from the FASB’s Accounting Standards Codification (Codification or GAAP). The Concepts Statements are non-authoritative guidance issued by the FASB that provide the objectives, qualitative characteristics and other concepts that govern the development of accounting principles by the FASB. ASU 2024-02 applies to all reporting entities and updates the Codification by eliminating 16 discrete references to the Concepts Statements across a variety of defined terms and Topics within the Codification. Codification users should review the entirety of ASU 2024-02 to assess any effects that the amendments may have on entities that are within the ASU’s scope. The FASB does not expect these updates to have a significant effect on current accounting practice. That is because in most cases the amendments to the Codification remove references to Concept Statements that are extraneous and not required to understand or apply the guidance. However, the FASB has provided transition guidance if applying the updated guidance results in accounting changes for some entities. The amendments in ASU 2024-02 are effective for public business entities for fiscal years beginning after December 15, 2024. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2025. Early application of the amended guidance is permitted for all entities, for any fiscal year or interim period for which financial statements have not yet been issued or made available for issuance. If an entity adopts the amendments in an interim period, it must adopt them as of the beginning of the fiscal year that includes that interim period. An entity can adopt ASU 2024-02 either on a prospective basis to all new transactions recognized on or after the date that the entity first applies the amendments, or retrospectively to the beginning of the earliest comparative period presented in which the amendments were first applied. Management has evaluated the impact of the adoption of this standard and determined there would be no material impact to the Company’s consolidated financial position or results of operations.

Accounting Standards Update –In March 2024, the Financial Accounting Standards Board issued Accounting Standards Update 2024-01 (“ASU 2024-01”), Compensation-Stock Compensation (Topic 718): Scope of Application of Profits Interest and Similar Awards. ASU 2024-01 provides illustrative guidance to clarify the scope application of profits interest and similar awards. It clarifies how an entity determines where a profits interest or similar award is within the scope of ASC 718 or not a share-based payment arrangement and therefore within the scope of other guidance. For certain public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. For all other entities, the amendments are effective for annual periods beginning after December 15, 2025, and interim periods within those annual periods. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. If an entity adopts the amendments in an interim period, it should adopt them as of the beginning of the annual period that includes that interim period. The amendments in this Update should be applied either (1) retrospectively to all prior periods presented in the financial statements or (2) prospectively to profits interest and similar awards granted or modified on or after the date at which the entity first applies the amendments. If the amendments are applied retrospectively, an entity is required to provide the disclosures in the period of adoption. If the amendments are applied prospectively, an entity is required to disclose the nature of and reason for the change in accounting principle. Management has evaluated the impact of the adoption of this standard and determined there would be no impact to the Company’s consolidated financial position or results of operations.

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

There were no material changes or developments during the reporting period with respect to methodologies that the Company uses when applying what management believes are critical accounting policies and developing critical accounting estimates as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2023.

On January 1, 2023, the Company adopted Accounting Standards Codification (“ASC”) 326, “Financial Instruments – Credit Losses,” more commonly referred to as CECL, on a modified retrospective basis. The provisions of this guidance required a material change to the manner in which the Company estimated and reported losses on financial instruments, including loans and unfunded lending commitments, select securities and other assets carried at amortized cost.

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

The analysis and methodology used for estimating the ACL includes two primary elements: a collective approach for pools of loans that have similar risk characteristics and a specific reserve analysis for credits individually evaluated for credit loss. The WARM method uses comparable historical lookback periods as proxies for projecting future trends and employs a qualitative (“Q”) factor component in the projections which represents expected differences in current and forecasted conditions from historical loss information or conditions. The main methodology approach includes comparable risk pools which are segregated by call report loan category, unadjusted loss estimation which is a combination of open pool/snapshot and weighted average remaining maturity, comparable or “look back” periods, which the Bank chooses to best approximate the expected future loss environment for the WARM time period. The WARM time period considers the average amortized remaining life adjusted by prepayment assumptions based on peer data.

For the collective approach, the Bank segments loans into real estate-residential, real estate-nonresidential, real estate-construction and land development, commercial and industrial, and consumer/other, with further segmentation by region and sub-portfolio, as deemed appropriate. Both quantitative and qualitative factors are applied at the portfolio segment levels. The Bank applies the practical expedient that permits the exclusion of the accrued interest receivable balance from amortized cost basis of financing receivables. The Bank reverses interest income on loans that are placed on nonaccrual status, which is generally when the loan becomes 90 days past due, or earlier if management believes the collection of interest is doubtful. Management believes this policy results in the timely reversal of uncollectible interest.

The Bank applies the expected future loss rate for each loan portfolio segment to each of the Bank’s segments to calculate the allowance for credit losses.

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

The Bank maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e., the commitment cannot be canceled at any time). The initial default loss rates are then estimated by taking expected future lifetime loss rates of the loan categories that are included in each unfunded commitment segment and dividing the lifetime rate by their respective WARMs to derive an annual loss rate estimate. The allowance for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical study and empirical data calculated by the Federal Deposits Insurance Corporation, and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The allowance is classified on the Consolidated Statement of Condition within other liabilities.

The Bank establishes specific reserves using an individually evaluated approach for nonaccrual loans, modified loans, and other financial instruments that are deemed to not share risk characteristics with other collectively evaluated financial assets. For loans individually evaluated, a specific allowance is recognized for any shortfall between the loan’s value and its recorded investment. The loan’s value is measured by either the loan’s observable market price, the fair value of the collateral of the loan (less liquidation costs) if it is collateral dependent, or by the present value of expected future cash flows discounted at the loan’s effective interest rate. The Bank applies the practical expedient and defines collateral dependent loans as those where the borrower is experiencing financial difficulty and on which repayment is expected to be provided substantially through the operation or sale of the collateral.

The CECL standard also requires an assessment of the Bank’s held to maturity debt securities for expected credit losses and the available for sale debt securities for credit-related impairment. The Bank applies the practical expedient to exclude the accrued interest receivable balance of $1,362,000 from the amortized cost basis of held to maturity debt securities. The allowance for credit losses on held to maturity debt securities is estimated on a collective or pool basis when similar risk characteristics exist; held to maturity debt securities that share similar risk characteristics are collectively assessed for credit losses. A separate contra valuation account is available to absorb losses on securities. The allowance for credit loss is limited to the amount by which the fair value is less than the amortized cost basis. The Bank evaluates credit impairment on available for sale debt securities at an individual security level. This evaluation is done for securities whose fair value is below amortized cost with a more than inconsequential risk of default and where the Bank has assessed the decline in fair value is significant enough to suggest a credit event occurred. Credit events are generally assessed based on adverse conditions specifically related to the security, an industry, or geographic area, changes in the financial condition of the issuer of the security, or in the case of an asset-backed debt security, changes in the financial condition of the underlying loan obligors. The allowance for credit losses for such securities is measured using a discounted cash flow methodology, through which management compares the present value of expected cash flows with the amortized cost basis of the security. The allowance for credit loss is limited to the amount by which the fair value is less than the amortized cost basis. If the Bank intends to sell the debt security, or more likely than not will be required to sell the security before recovery of its amortized cost basis, the security is charged down to fair value against the allowance for credit losses, with any incremental impairment reported in earnings.

The Bank reassesses the credit losses at each reporting period and records subsequent changes in the allowance for credit losses on loans, unfunded commitments and securities with a corresponding adjustment recorded in the provision for credit loss expense.

2. Earnings Per Share:

Per share data is based on the weighted average shares of common stock outstanding of 4,661,686 and 4,678,186 for the three months ended March 31, 2024 and 2023, respectively.

3. Statements of Cash Flows:

The Company has defined cash and cash equivalents as cash and due from banks. The Company paid $2,225,558 and $1,384,849 for the three months ended March 31, 2024 and 2023, respectively, for interest on deposits and borrowings. No income tax payments were made during the three months ended March 31, 2024 and 2023. No loans were transferred to other real estate during the three months ended March 31, 2024 and 2023.

4.  Investments:

Effective January 1, 2023, in conjunction with the adoption of CECL, and again at December 31, 2023 and March 31, 2024, the Company evaluated credit impairment for individual securities available for sale whose fair value was below amortized cost with a more than inconsequential risk of default and where the Company had assessed the decline in fair value significant enough to suggest a credit event occurred. There were no securities that met the criteria of a credit loss event and therefore, no allowance for credit loss was recorded for either period. The Company also evaluated impairment for individual securities held to maturity and determined an allowance for credit loss of $41,000 should be established as of January 1, 2023. A reversal of a portion of the impairment of $(11,346) was recorded as of December 31, 2023. No additional impairment was recorded as of March 31, 2024.

The amortized cost, fair value and allowance for credit losses related to securities at March 31, 2024 and December 31, 2023, are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
March 31, 2024	Cost	Gains	Losses	Fair Value
Available for sale securities:
U.S. Treasuries	$192,864	$27	$(9,079)	$183,812

Mortgage-backed securities	50,733	14	(4,830)	45,917

Collateralized mortgage obligations	91,859	42	(5,959)	85,942

States and political subdivisions	101,455	-	(20,966)	80,489
Total available for sale securities	$436,911	$83	$(40,834)	$396,160

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2023	Cost	Gains	Losses	Fair Value
Available for sale securities:
U.S. Treasuries	$123,945	$55	$(8,542)	$115,458

Mortgage-backed securities	52,374	14	(4,603)	47,785

Collateralized mortgage obligations	101,316	17	(6,327)	95,006

States and political subdivisions	101,560	-	(20,332)	81,228
Total available for sale securities	$379,195	$86	$(39,804)	$339,477

There was no allowance for credit losses on available-for-sale securities as of March 31, 2024 or December 31, 2023.

		Gross	Gross		Allowance	Net
	Amortized	Unrealized	Unrealized	Estimated	for Credit	Carrying
March 31, 2024	Cost	Gains	Losses	Fair Value	Losses	Amount
Held to maturity securities:
U.S. Treasuries	$54,958	$-	$(946)	$54,012	$-	$54,958

States and political subdivisions	90,464	23	(12,278)	78,209	(30)	90,434
Total held to maturity securities	$145,422	$23	$(13,224)	$132,221	$(30)	$145,392

		Gross	Gross		Allowance	Net
	Amortized	Unrealized	Unrealized	Estimated	for Credit	Carrying
December 31, 2023	Cost	Gains	Losses	Fair Value	Losses	Amount
Held to maturity securities:
U.S. Treasuries	$59,901	$41	$(907)	$59,035	$-	$59,901

States and political subdivisions	91,040	23	(11,575)	79,488	(30)	91,010
Total held to maturity securities	$150,941	$64	$(12,482)	$138,523	$(30)	$150,911

Management analyzed financial data on the state and political subdivision held-to-maturity securities. For the securities that do not have ratings, management assigned a rating based on ratings for similar municipalities. This evaluation is done for securities whose fair value is below amortized cost with a more than inconsequential risk of default and where the Company has assessed the decline in fair value is significant enough to suggest a credit event occurred. Credit events are generally assessed based on adverse conditions specifically related to the security, an industry, geographic area, changes in the financial condition of the issuer of the security, or in the case of an asset-backed debt security, changes in the financial condition of the underlying loan obligors. Management utilized a model provided by a third-party vendor to calculate the potential reserve required on the specific securities. The approach utilizes many inputs including enhanced and underlying ratings, maturity, issuer type/subtype, NAICS code, origination date, refunding status as well as state and region. At adoption of CECL, management determined there was a reserve required for the allowance for credit losses on held-to-maturity securities. At the end of the year an updated analysis was performed, and management determined a reduction of the provision for credit losses on held to maturity securities was appropriate as of December 31, 2023. No additional provision or reduction was required as of March 31, 2024.

The following table shows a rollforward of the allowance for credit losses on held-to-maturity securities for the three months ended March 31, 2024 and the year ended December 31, 2023 (in thousands):

State and political
subdivisions
Balance, December 31, 2023	$30
Provision for credit losses	-
Charge-offs of securities	-
Recoveries	-
Balance, March 31, 2024	$30

State and political
subdivisions
Balance, December 31, 2022	$-
Adjustment for adoption of ASU 2016-13	41
Provision for credit losses	(11)
Charge-offs of securities	-
Recoveries	-
Balance, December 31, 2023	$30

The Company monitors the credit quality of the debt securities held-to-maturity through the use of credit ratings. The Company monitors the credit ratings on a quarterly basis. The following table summarizes the amortized cost of debt securities held-to-maturity at March 31, 2024 and December 31, 2023, aggregated by credit quality indicators (in thousands):

March 31, 2024
Aaa	$54,958
Aa1/Aa2/Aa3	38,408
A1/A2	3,187
Baa1/Baa2	1,000
Not rated	47,869
Total	$145,422

December 31, 2023
Aaa	$59,901
Aa1/Aa2/Aa3	38,496
A1/A2	3,195
Baa1/Baa2	1,003
Not rated	48,346
Total	$150,941

At March 31, 2024 and December 31, 2023, the Company had no securities held-to-maturity that were past due 30 days or more as to principal or interest payments. The Company had no securities held-to-maturity classified as nonaccrual for the three months ended March 31, 2024 and the year ended December 31, 2023.

The amortized cost and fair value of debt securities at March 31, 2024, (in thousands) by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale securities:
Due in one year or less	$98,596	$98,264
Due after one year through five years	101,950	92,375
Due after five years through ten years	48,083	39,275
Due after ten years	45,689	34,387
Mortgage-backed securities	50,733	45,917
Collaterized mortgage obligations	91,860	85,942
Total	$436,911	$396,160

Held to maturity securities:
Due in one year or less	$28,366	$28,202
Due after one year through five years	54,242	51,704
Due after five years through ten years	40,091	34,952
Due after ten years	22,723	17,363
Total	$145,422	$132,221

Available for sale securities with gross unrealized losses at March 31, 2024 and December 31, 2023, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows (in thousands):

	Less Than Twelve Months		Over Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
Available for Sale	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
March 31, 2024:
U.S. Treasuries	$83,746	$100	$80,259	$8,979	164,005	$9,079

Mortgage-backed securities	3,190	19	37,641	4,811	40,831	4,830

Collateralized mortgage obligations	6,151	20	75,239	5,939	81,390	5,959

States and political subdivisions	-	-	80,349	20,966	80,349	20,966
Total	$93,087	$139	$273,488	$40,695	$366,575	$40,834

	Less Than Twelve Months		Over Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
Available for Sale	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2023:
U.S. Treasuries	$24,750	$22	$85,660	$8,520	110,410	$8,542

Mortgage-backed securities	2,811	20	38,521	4,583	41,332	4,603

Collateralized mortgage obligations	-	-	90,290	6,327	90,290	6,327

States and political subdivisions	-	-	81,088	20,332	81,088	20,332
Total	$27,561	$42	$295,559	$39,762	$323,120	$39,804

At March 31, 2024, 26 of the 30 Treasuries, 42 of the 46 mortgage-backed securities, 32 of the 33 collateralized mortgage obligations and 74 of the 75 securities issued by states and political subdivisions contained unrealized losses.

There were no sales of available for sale debt securities for the three months ended March 31, 2024 and March 31, 2023.

Securities with a fair value of $417,261,687 and $296,945,649 at March 31, 2024 and December 31, 2023, respectively, were pledged to secure public deposits, federal funds purchased and other balances required by law.

5. Loans:

The composition of the loan portfolio at March 31, 2024 and December 31, 2023 is as follows (in thousands):

	March 31, 2024	December 31, 2023

Real estate, residential	$75,733	$74,296

Real estate, construction	27,760	27,353

Real estate, nonresidential	112,759	115,014

Commercial and industrial	10,880	12,496

Other	9,142	9,180

Total	$236,274	$238,339

The age analysis of the loan portfolio, segregated by class of loans, as of March 31, 2024, and December 31, 2023 is as follows (in thousands):

							Loans Past
							Due Greater
	Number of Days Past Due						Than 90
			Greater	Total		Total	Days and
	30 - 59	60 - 89	Than 90	Past Due	Current	Loans	Still Accruing
March 31, 2024:
Real estate, residential	$575	$89	$251	$915	$74,818	$75,733	$21
Real estate, construction	68	124	-	192	27,568	27,760	-
Real estate, nonresidential	401	-	-	401	112,358	112,759	-
Commercial and industrial	78	-	-	78	10,802	10,880	-
Other	10	26	-	36	9,106	9,142	-

Total	$1,132	$239	$251	$1,622	$234,652	$236,274	$21
December 31, 2023:
Real estate, residential	$207	$540	$-	$747	$73,549	$74,296	$-
Real estate, construction	131	-	-	131	27,222	27,353	-
Real estate, nonresidential	58	-	-	58	114,956	115,014	-
Commercial and industrial	21	-	-	21	12,475	12,496	-
Other	75	30	-	105	9,075	9,180	-

Total	$492	$570	$-	$1,062	$237,277	$238,339	$-

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

The following tables further disaggregates credit quality disclosures by amortized cost by class and vintage for term loans and by revolving and revolving converted to amortizing as of March 31, 2024 and December 31, 2023 (in thousands). The Company defines vintage as the later of origination, or restructure date.

	Term Loans							Revolving
	Amortized Cost Basis by Origination Year							Loans
							Revolving	Converted to
	2024	2023	2022	2021	2020	Prior	Loans	Term Loans	Total
March 31, 2024:
Real Estate, Residential Loans:
A, B, or C	$2,597	$12,332	$16,969	$11,816	$4,685	$21,498	$4,130	$252	$74,279
S	-	-	-	-	-	469	-	-	469
D	-	-	-	120	-	513	-	-	633
E	-	-	-	189	-	163	-	-	352
F	-	-	-	-	-	-	-	-	-
Total Real Estate Residential Loans	$2,597	$12,332	$16,969	$12,125	$4,685	$22,643	$4,130	$252	$75,733

Real Estate, Construction Loans:
A, B, or C	$1	$308	$1,558	$1,990	$1,431	$3,935	$14,120	$472	$23,815
S	-	-	-	-	-	-	3,735	-	3,735
D	124	-	-	86	-	-	-	-	210
E	-	-	-	-	-	-	-	-	-
F	-	-	-	-	-	-	-	-	-
Total Real Estate, Construction Loans	$125	$308	$1,558	$2,076	$1,431	$3,935	$17,855	$472	$27,760

Real Estate,Nonresidential Loans:
A, B, or C	$436	$12,316	$21,406	$10,760	$14,581	$38,690	$14,475	$-	$112,664
S	-	-	-	-	-	-	-	-	-
D	-	-	-	-	-	95	-	-	95
E	-	-	-	-	-	-	-	-	-
F	-	-	-	-	-	-	-	-	-
Total Real Estate, Nonresidential Loans	$436	$12,316	$21,406	$10,760	$14,581	$38,785	$14,475	$-	$112,759

Commercial and industrial
A, B, or C	$642	$775	$917	$795	$237	$2,713	$4,779	$22	$10,880
S	-	-	-	-	-	-	-	-	-
D	-	-	-	-	-	-	-	-	-
E	-	-	-	-	-	-	-	-	-
F	-	-	-	-	-	-	-	-	-
Total Commercial and Industrial Loans	$642	$775	$917	$795	$237	$2,713	$4,779	$22	$10,880

Consumer/Other Loans
A, B, or C	$852	$4,849	$1,241	$719	$418	$500	$523	$-	$9,102
S	-	-	-	-	-	-	-	-	-
D	-	21	9	-	5	-	5	-	40
E	-	-	-	-	-	-	-	-	-
F	-	-	-	-	-	-	-	-	-
Total Consumer/Other Loans	$852	$4,870	$1,250	$719	$423	$500	$528	$-	$9,142

	Term Loans							Revolving
	Amortized Cost Basis by Origination Year							Loans
							Revolving	Converted to
	2023	2022	2021	2020	2019	Prior	Loans	Term Loans	Total
December 31, 2023:
Real Estate, Residential Loans:
A, B, or C	$11,865	$17,053	$12,158	$4,695	$5,451	$17,502	$4,147	$401	$73,272
S	-	-	-	-	-	66	-	-	66
D	-	-	122	-	-	623	-	-	745
E	-	-	-	45	27	141	-	-	213
F	-	-	-	-	-	-	-	-	-
Total Real Estate Residential Loans	$11,865	$17,053	$12,280	$4,740	$5,478	$18,332	$4,147	$401	$74,296

Real Estate, Construction Loans:
A, B, or C	$1,069	$2,119	$2,133	$1,379	$38	$3,966	$12,827	$-	$23,531
S	-	-	-	-	-	-	3,735	-	3,735
D	-	-	-	87	-	-	-	-	87
E	-	-	-	-	-	-	-	-	-
F	-	-	-	-	-	-	-	-	-
Total Real Estate, Construction Loans	$1,069	$2,119	$2,133	$1,466	$38	$3,966	$16,562	$-	$27,353

Real Estate,Nonresidential Loans:
A, B, or C	$12,387	$20,951	$11,056	$15,008	$5,497	$34,330	$14,959	$728	$114,916
S	-	-	-	-	-	-	-	-	-
D	-	-	-	-	-	98	-	-	98
E	-	-	-	-	-	-	-	-	-
F	-	-	-	-	-	-	-	-	-
Total Real Estate, Nonresidential Loans	$12,387	$20,951	$11,056	$15,008	$5,497	$34,428	$14,959	$728	$115,014

Commercial and industrial
A, B, or C	$850	$1,008	$831	$263	$2,742	$39	$6,763	$-	$12,496
S	-	-	-	-	-	-	-	-	-
D	-	-	-	-	-	-	-	-	-
E	-	-	-	-	-	-	-	-	-
F	-	-	-	-	-	-	-	-	-
Total Commercial and Industrial Loans	$850	$1,008	$831	$263	$2,742	$39	$6,763	$-	$12,496

Consumer/Other Loans
A, B, or C	$5,346	$1,417	$841	$439	$234	$304	$508	$52	$9,141
S	-	-	-	-	-	-	-	-	-
D	7	6	-	-	18	3	5	-	39
E	-	-	-	-	-	-	-	-	-
F	-	-	-	-	-	-	-	-	-
Total Consumer/Other Loans	$5,353	$1,423	$841	$439	$252	$307	$513	$52	$9,180

The following table is a summary of the Company’s nonaccrual loans by major categories for the periods indicated (in thousands):

	CECL

	March 31, 2024
	Nonaccrual Loans with	Nonaccrual Loans	Total Nonaccrual
	No Allowance	with an Allowance	Loans
Real estate, residential	$352	$-	$352
Total	$352	$-	$352

	CECL

	December 31, 2023
	Nonaccrual Loans with	Nonaccrual Loans	Total Nonaccrual
	No Allowance	with an Allowance	Loans
Real estate, residential	$168	$45	$213
Real estate, nonresidential	-	-	-
Other	-	-	-
Total	$168	$45	$213

The Company recognized no interest income on nonaccrual loans during the three months ended March 31, 2024 or the year ended December 31, 2023.

The following table represents the accrued interest receivables written off by reversing interest income during the three months ended March 31, 2024 and the year ended December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Real estate, residential	$1	$1
Total loans	$1	$1

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

The following table presents an analysis of collateral-dependent loans of the Company as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
	Residential	Residential
	Properties	Properties
Real estate, residential	$360	$222
Total loans	$360	$222

The following tables further disaggregates nonaccrual disclosures by amortized cost by class and vintage for term loans and by revolving and revolving converted to amortizing as of March 31, 2024 and December 31, 2023 (in thousands). The Company defines vintage as the later of origination or restructure date:

	Term Loans							Revolving
	Amortized Cost Basis by Origination Year							Loans
							Revolving	Converted to
	2024	2023	2022	2021	2020	Prior	Loans	Term Loans	Total
March 31, 2024:
Real estate, residential	$-	$-	$-	$189	$-	$163	$-	$-	$352
Real estate, construction	-	-	-	-	-	-	-	-	-
Real estate, nonresidential	-	-	-	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-	-	-	-
Consumer/Other	-	-	-	-	-	-	-	-	-
Total Loans on Nonaccrual	$-	$-	$-	$189	$-	$163	$-	$-	$352

	Term Loans							Revolving
	Amortized Cost Basis by Origination Year							Loans
							Revolving	Converted to
	2023	2022	2021	2020	2019	Prior	Loans	Term Loans	Total
December 31, 2023:
Real estate, residential	$-	$-	$-	$-	$-	$213	$-	$-	$213
Real estate, construction	-	-	-	-	-	-	-	-	-
Real estate, nonresidential	-	-	-	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-	-	-	-
Consumer/Other	-	-	-	-	-	-	-	-	-
Total Loans on Nonaccrual	$-	$-	$-	$-	$-	$213	$-	$-	$213

The Company had one loan modification made to borrowers experiencing financial difficulty as of March 31, 2024 and no loan modifications as of December 31, 2023.

The following table shows the amortized cost basis as of March 31, 2024 of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of loans and type of concession granted and describes the financial effect of the modifications made to borrowers experiencing financial difficulty (in thousands):

	Term Extension

	31-Mar-24
	Amortized Cost	% of Total Loan
	Basis	Type	Financial Effect
Real estate, residential	$19	0.03%

Added a weighted average 3 years to the life of loan, which reduced monthly payment amounts for the borrowers.  Provided 3 month payment deferrals to borrowers through our standard deferral program.  The 3 monthly payments were added to the end of the original loan terms of these.

Total	$19

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months (in thousands):

	Payment Status (Amortized Cost Basis)

	March 31, 2024
		30-89 Days Past	90+ Days Past
	Current	Due	Due
Real estate, residential	$19	$-	$-

Total	$19	$-	$-

6. Allowance for Credit Losses:

The following tables show activity in the allowance for credit losses by portfolio class for the three months ended March 31, 2024 and 2023 as well as the corresponding recorded investment in loans at the end of each period. Effective January 1, 2023, the Company adopted the provisions of ASC 326 (CECL) using a modified retrospective basis. The difference between the December 31, 2022 incurred allowance and the CECL allowance is reflected as a cumulative effect of change in accounting principle in the table below. For further discussion of the day one impact of the CECL adoption, refer to Note 1.

The calculation of the allowance for credit losses under CECL is performed using two primary approaches: a collective approach for pools of loans that have similar risk characteristics using a loss rate analysis, and a specific reserve analysis for credits individually evaluated.

Transactions in the allowance for credit losses on loans and leases for the three months ended March 31, 2024 and 2023, and the balances of loans, individually and collectively evaluated for impairment, as of March 31, 2024 and 2023, are as follows (in thousands):

	Real Estate, Residential	Real Estate, Construction	Real Estate, Nonresidential	Commercial and Industrial	Other	Total
Quarter ended March 31, 2024
Allowance for credit losses on loans and leases
Beginning balance	$971	$173	$1,807	$54	$219	$3,224
Charge-offs	(45)	-	-	-	(90)	(135)
Recoveries	-	8	1	-	49	58
Net provision for loan losses	(206)	31	74	3	38	(60)
Ending Balance	$720	$212	$1,882	$57	$216	$3,087

Reserve for unfunded lending commitments
Beginning balance	$2	$34	$5	$10	$4	$55
Provision for losses on unfunded commitments	-	10	7	1	42	60
Ending balance-reserve for unfunded commitments	$2	$44	$12	$11	$46	$115
Total allowance for credit losses on loans and unfunded commitments	$722	$256	$1,894	$68	$262	$3,202

Allowance for credit losses on loans and leases
Individually evaluated	$-	$-	$-	$-	$8	$8
Collectively evaluated	720	212	1,882	57	208	3,079
Total allowance for credit losses on loans:	$720	$212	$1,882	$57	$216	$3,087
Reserve for unfunded lending commitments
Individually evaluated	$-	$-	$-	$-	$-	$-
Collectively evaluated	2	44	12	11	46	115
Reserve for unfunded lending commitments:	2	44	12	11	46	115
Total allowance for credit losses, March 31, 2024	$722	$256	$1,894	$68	$262	$3,202

Loans, Quarter ended March 31, 2024
Individually evaluated	$986	$209	$95	$-	$35	$1,325
Collectively evaluated	74,747	27,551	112,664	10,880	9,107	234,949
Total loans, March 31, 2024	$75,733	$27,760	$112,759	$10,880	$9,142	$236,274

	Real Estate, Residential	Real Estate, Construction	Real Estate, Nonresidential	Commercial and Industrial	Other	Total
Quarter ended March 31, 2023
Allowance for credit losses on loans and leases
Beginning balance	$913	$392	$1,639	$143	$251	$3,338
Cumulative effect of change in accounting principle	396	(58)	(215)	(84)	(49)	(10)
Charge-offs	-	-	(84)	-	(72)	(156)
Recoveries	-	-	20	-	51	71
Net provision for loan losses	(347)	(189)	566	27	(27)	30
Ending Balance	$962	$145	$1,926	$86	$154	$3,273

Reserve for unfunded lending commitments
Beginning balance	$-	$-	$-	$-	$-	$-
Cumulative effect of change in accounting principle	4	30	5	15	18	72
Provision for losses on unfunded commitments	-	(3)	(1)	(2)	(9)	(15)
Ending balance-reserve for unfunded commitments	$4	$27	$4	$13	$9	$57
Total allowance for credit losses on loans and unfunded commitments	$966	$172	$1,930	$99	$163	$3,330

Allowance for credit losses on loans and leases
Individually evaluated	$145	$-	$-	$-	$-	$145
Collectively evaluated	817	145	1,926	86	154	3,128
Total allowance for credit losses on loans:	$962	$145	$1,926	$86	$154	$3,273
Reserve for unfunded lending commitments
Individually evaluated	$-	$-	$-	$-	$-	$-
Collectively evaluated	4	27	4	13	9	57
Reserve for unfunded lending commitments:	4	27	4	13	9	57
Total allowance for credit losses, March 31, 2023	$966	$172	$1,930	$99	$163	$3,330

Loans, Quarter ended March 31, 2023
Individually evaluated	$985	$111	$1,696	$-	$16	$2,808
Collectively evaluated	68,531	26,716	116,814	14,303	7,526	233,890
Total loans, March 31, 2023	$69,516	$26,827	$118,510	$14,303	$7,542	$236,698

The following table further disaggregates gross charge-off disclosures by amortized cost by credit quality indicator, class, and year of origination for the three month periods ended March 31, 2024 and March 31, 2023 (in thousands). The Company defines vintage as the later of origination or restructure date.

	Term Loans							Revolving
	Amortized Cost Basis by Origination Year							Loans
							Revolving	Converted to
	2024	2023	2022	2021	2020	Prior	Loans	Term Loans	Total
March 31, 2024:
Real estate, residential	$-	$-	$-	$-	$-	$-	$-	$-	$-
A,B, or C	-	-	-	-	-	-	-	-	-
S	-	-	-	-	-	-	-	-	-
D	-	-	-	-	-	-	-	-	-
E	-	-	-	-	-	45	-	-	45
F	-	-	-	-	-	-	-	-	-
Total Real estate, nonresidential loans	$-	$-	$-	$-	$-	$45	$-	$-	$45
Consumer/Other
A,B, or C	$-	$-	$-	$-	$-	$-	$-	$-	$-
S	-	-	-	-	-	-	-	-	-
D	52	7	-	-	-	11	-	-	70
E	-	-	20	-	-	-	-	-	20
F	-	-	-	-	-	-	-	-	-
Total Consumer/Other Loans	$52	$7	$20	$-	$-	$11	$-	$-	$90
Total Gross Loan Chargeoffs:	$52	$7	$20	$-	$-	$56	$-	$-	$135

	Term Loans							Revolving
	Amortized Cost Basis by Origination Year							Loans
							Revolving	Converted to
	2023	2022	2021	2020	2019	Prior	Loans	Term Loans	Total
March 31, 2023:
Real estate, nonresidential	$-	$-	$-	$-	$-	$-	$-	$-	$-
A,B, or C	-	-	-	-	-	-	-	-	-
S	-	-	-	-	-	-	-	-	-
D	-	-	-	-	-	-	-	-	-
E	-	-	-	-	-	84	-	-	84
F	-	-	-	-	-	-	-	-	-
Total Real estate, nonresidential loans	$-	$-	$-	$-	$-	$84	$-	$-	$84
Consumer/Other
A,B, or C	$72	$-	$-	$-	$-	$-	$-	$-	$72
S	-	-	-	-	-	-	-	-	-
D	-	-	-	-	-	-	-	-	-
E	-	-	-	-	-	-	-	-	-
F	-	-	-	-	-	-	-	-	-
Total Consumer/Other Loans	$72	$-	$-	$-	$-	$-	$-	$-	$72
Total Gross Loan Chargeoffs:	$72	$-	$-	$-	$-	$84	$-	$-	$156

7. Shareholders’ Equity:

There were no dividends declared during the three month periods ended March 31, 2024 and March 31, 2023.

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

Loans

The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings for the remaining maturities. The cash flows considered in computing the fair value of such loans are segmented into categories relating to the nature of the contract and collateral based on contractual principal maturities. Appropriate adjustments are made to reflect probable credit losses. Cash flows have not been adjusted for such factors as prepayment risk or the effect of the maturity of balloon notes. The fair value of floating rate loans is estimated to be its carrying value. At each reporting period, the Company determines which loans are collateral dependent. Accordingly, the Company’s collateral dependent loans are reported at their estimated fair value on a non-recurring basis. An allowance for each loan, which is generally collateral-dependent, is calculated based on the fair value of its collateral. The fair value of the collateral is based on appraisals performed by third-party valuation specialists. Factors including the assumptions and techniques utilized by the appraiser are considered by Management. If the recorded investment in the collateral dependent loan exceeds the measure of fair value of the collateral, a valuation allowance is recorded as a component of the allowance for loan losses. Collateral dependent loans are non-recurring Level 3 assets.

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

The balances of available for sale securities, which are the only assets measured at fair value on a recurring basis, by level within the fair value hierarchy and by investment type, as of March 31, 2024 and December 31, 2023, were as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
March 31, 2024:
U.S. Treasuries	$183,812	$-	$183,812	$-
Mortgage-backed securities	45,917	-	45,917	-
Collateralized mortgage obligations	85,942	-	85,942	-
States and political subdivisions	80,489	-	80,489	-
Total	$396,160	$-	$396,160	$-

December 31, 2023:
U.S. Treasuries	$115,458	$-	$115,458	$-
Mortgage-backed securities	47,785	-	47,785	-
Collateralized mortgage obligations	95,006	-	95,006	-
States and political subdivisions	81,228	-	81,228	-
Total	$339,477	$-	$339,477	$-

Collateral dependent loans, which are measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of March 31, 2024 and December 31, 2023 were as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
March 31, 2024	$-	$-	$-	$-
December 31, 2023	$6	$-	$-	$6

Other real estate, which is measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of March 31, 2024 and December 31, 2023 are as follows (in thousands):

Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
March 31, 2024	$-	$-	$-	$-
December 31, 2023	-	-	-	-

The following table presents a summary of changes in the fair value of other real estate which is measured using Level 3 inputs (in thousands):

	March 31, 2024	December 31, 2023
Balance, beginning of year	$-	$259

Loans transferred to ORE	-	952

Sales	-	(1,114)

Write-downs	-	(97)

Balance, end of year	$-	$-

The carrying value and estimated fair value of financial instruments, by level within the fair value hierarchy, at March 31, 2024 and December 31, 2023 are as follows (in thousands):

	Carrying	Fair Value Measurements Using
	Amount	Level 1	Level 2	Level 3	Total
March 31, 2024:
Financial Assets:
Cash and due from banks	$108,117	$108,117	$-	$-	$108,117
Available for sale securities	396,160	-	396,160	-	396,160
Held to maturity securities, net	145,392	-	132,221	-	132,221
Other investments	350	350	-	-	350
Federal Home Loan Bank stock	2,368	-	2,368	-	2,368
Loans, net	233,187	-	-	220,748	220,748
Financial Liabilities:
Deposits:
Non-interest bearing	198,543	198,543	-	-	198,543
Interest bearing	585,164	-	-	527,707	527,707
Time deposits	27,792	-	-	26,913	26,913
Borrowings under Bank Term Funding Program	30,000	-	30,000	-	30,000

	Carrying	Fair Value Measurements Using
	Amount	Level 1	Level 2	Level 3	Total
December 31, 2023:
Financial Assets:
Cash and due from banks	$22,794	$22,794	$-	$-	$22,794
Available for sale securities	339,477	-	339,477	-	339,477
Held to maturity securities, net	150,911	-	138,523	-	138,523
Other investments	350	350	-	-	350
Federal Home Loan Bank stock	2,334	-	2,334	-	2,334
Loans, net	235,115	-	-	221,896	221,896
Financial Liabilities:
Deposits:
Non-interest bearing	174,933	174,933	-	-	174,933
Interest bearing	483,662	-	-	424,398	424,398
Time deposits	29,895	-	-	28,939	28,939
Borrowings from Federal Home Loan Bank	18,500	-	18,500	-	18,500

9. Income Taxes:

The income tax expense and effective tax rate included in the consolidated statements of income are shown in the table below for the periods presented (in thousands):

	Three Months Ended March 31,
	2024		2023
	Tax	Rate	Tax	Rate
Income Taxes:
Current	$561	19%	$132	4%
Deferred	70	2%	315	11%

Total income tax expense	$631	21%	$447	15%

For the three months ended March 31, 2024, the effective tax rate is 21%, which is primarily due to the tax-exempt interest income earned on certain investment securities, bank owned life insurance, and federal tax credits. For the three months ended March 31, 2023, the effective tax rate differs from the statutory tax rate of 21% primarily due to the tax-exempt interest income earned on certain investment securities, bank owned life insurance, and federal tax credits.

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

The following presents Management's discussion and analysis of the consolidated financial condition and results of operations of Peoples Financial Corporation and Subsidiaries. These comments should be considered in combination with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in this report on Form 10-Q and the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Management’s Discussion and Analysis included in the Company’s Form 10-K for the year ended December 31, 2023.

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

New Accounting Pronouncements

The Financial Accounting Standards Board issued several accounting standards updates during the first quarter of 2024. Further disclosure is included in Note 1.

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

GAAP Reconciliation and Explanation

This Form 10-Q contains non-GAAP financial measures determined by methods other than in accordance with GAAP. Such non-GAAP financial measures include taxable equivalent interest income and taxable equivalent net interest income. Management uses these non-GAAP financial measures because it believes they are useful for evaluating our operations and performance over periods of time, as well as in managing and evaluating our business and in discussions about our operations and performance. Management believes these non-GAAP financial measures provide users of our financial information with a meaningful measure for assessing our financial results, as well as comparison to financial results for prior periods. These non-GAAP financial measures should not be considered as a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled financial measures used by other companies. A reconciliation of these operating performance measures to GAAP performance measures for the three months ended March 31, 2024 and 2023 is included in the table below (in thousands).

RECONCILIATION OF NON-GAAP PERFORMANCE MEASURES

For the Three Months Ended March 31,	2024	2023

Interest income reconciliation:

Interest income - taxable equivalent	$8,985	$8,498
Taxable equivalent adjustment	(56)	(61)

Interest income (GAAP)	$8,929	$8,437

Net interest income reconciliation:

Net interest income - taxable equivalent	$6,749	$7,111
Taxable equivalent adjustment	(56)	(61)

Net interest income (GAAP)	$6,693	$7,050

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

The Company reported net income of $2,415,000 for the first quarter of 2024 compared with net income of $2,623,000 for the first quarter of 2023. Results in 2023 included an increase in net income attributable to higher interest income on securities along with higher interest income on overnight fed funds due to an increase in interest rates.

Managing the net interest margin is a key component of the Company’s earnings strategy. During 2022, the Federal Reserve increased rates by 425 basis points and again in 2023 increased rates by 100 basis points in an effort to slow inflation. As a result, total interest income increased $492,000 in 2024 as compared with 2023. This increase was attributable to higher interest income on securities and loans along with higher interest income on overnight fed funds due to an increase in interest rates. Along with an increase in total interest income there was an offsetting increase in total interest expense of $849,000 on the cost of funds and borrowings in 2024 as compared with 2023.

Monitoring asset quality, estimating potential losses in our loan portfolio, unfunded lending commitments and held to maturity debt securities and addressing non-performing loans continue to be a major focus of the Company. A reduction for credit losses on loans of $60,000 while a provision on unfunded commitments of $60,000 was recorded during the first quarter of 2024 for a net effect of $0. On January 1, 2023, the Company adopted Accounting Standards Codification (“ASC”) 326, “Financial Instruments – Credit Losses,” more commonly referred to as CECL, on a modified retrospective basis. Upon adoption, the Company recognized an after-tax cumulative effect reduction to retained earnings totaling $81,000, this adjustment included adjustments to the allowance for credit losses on loans, unfunded lending commitments and held to maturity debt securities. A net provision for credit losses on loans and unfunded lending commitments of $15,000 was recorded in the first quarter of 2023. The Company has worked diligently to address and reduce its non-performing assets. The Company’s nonaccrual loans totaled $352,000 and $213,000 at March 31, 2024 and December 31, 2023, respectively. Most of these loans are collateral-dependent, and the Company has rigorously evaluated the value of its collateral to determine potential losses.

Non-interest income increased $36,000 for the three months ended March 31, 2024 as compared with 2023 results. The increase was due to higher trust department income and fees along with a gain on the sale of bank property.

Non-interest expense decreased $282,000 for the three months ended March 31, 2024, as compared with 2023 results. This decrease for the three months ended March 31, 2024 was primarily due to a decrease in salary and benefits of $367,000, offset slightly by smaller increases in net occupancy, maintenance and ATM expenses.

Total assets at March 31, 2024 increased $134,864,000 as compared with December 31, 2023. Total deposits increased $123,009,000 as governmental entities’ balances increased due to tax collections. The increase in deposits was primarily used to fund interest-bearing and non-interest-bearing cash and the purchase of primarily available for sale debt securities, which increased $56,683,000 as compared with December 31, 2023.

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

The Company’s average interest earning assets decreased approximately $56,981,000, or 6.39%, from approximately $891,297,000 for the first quarter of 2023 to approximately $834,316,000 for the first quarter of 2024. The Company’s average interest earning balance sheet decreased primarily as average investments decreased approximately $55,665,000, slightly offset by an increase in average loans of approximately $1,399,000 and average balances due from financial institutions decreased approximately $2,715,000 for the first quarter of 2024 as compared with the first quarter of 2023. Average loans increased as new loans exceeded principal payments, maturities, and charge-offs on existing loans. Funds available decreased from the decrease in balances due from financial institutions and the decrease in average deposits. As average deposits decreased, the Company experienced increases in borrowed funds of $29,003,000. The Company took advantage of borrowing at a lower rate of 4.87% under the Federal Reserve Bank Term Funding Program.

The average yield on interest-earning assets increased from 3.81% for the first quarter of 2023 to 4.31% for the first quarter of 2024. This increase is due to an increase in interest rates on overnight fed funds, loans, and securities in 2024.

Average interest-bearing liabilities decreased approximately $41,796,000, or 6%, from approximately $692,529,000 for the first quarter of 2023 to approximately $650,733,000 for the first quarter of 2024. Average interest-bearing deposit balances decreased approximately $70,799,000 as several large public fund customers moved accounts to other financial institutions due to a competitive bid process and maintained lower balances with the Bank in 2024.

The average rate paid on interest bearing liabilities for the first quarter of 2023 was 0.80% as compared with 1.37% for the first quarter of 2024. The Federal Reserve increased rates 425 basis points during 2022 and 100 basis points during the 2023 which caused the bank to experience a rising cost of funds.

The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 3.19% for the quarter ended March 31, 2023 and 3.24% for the quarter ended March 31, 2024.

The tables on the following pages analyze the changes in tax-equivalent net interest income for the quarters ended March 31, 2024 and 2023.

	Analysis of Average Balances, Interest Earned/Paid and Yield (In Thousands)

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate
Loans (2)(3)	$236,530	$3,562	6.02%	$235,131	$2,977	5.06%

Balances due from financial institutions	80,882	1,030	5.09%	83,597	907	4.34%

HTM:
Taxable	116,323	867	2.98%	183,977	1,554	3.38%

Non taxable (1)	33,776	242	2.87%	37,396	266	2.85%

AFS:
Taxable	360,730	3,220	3.57%	344,907	2,735	3.17%

Non taxable (1)	3,739	26	2.78%	4,114	31	3.01%

Other	2,336	39	6.68%	2,175	28	5.15%

Total	$834,316	$8,986	4.31%	$891,297	$8,498	3.81%
Savings & interest- bearing DDA	$591,634	$1,948	1.32%	$651,713	$1,337	0.82%

Time deposits	29,278	89	1.22%	39,998	41	0.41%

Borrowings under Term Funding Program	26,703	146	2.19%	-	-	0.00%

Borrowings from FHLB	3,118	53	6.80%	818	9	4.40%

Total	$650,733	$2,236	1.37%	$692,529	$1,387	0.80%

Net tax-equivalent spread			2.93%			3.01%

Net tax-equivalent margin on earning assets			3.24%			3.19%

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 21% in 2024 and 2023. See disclosure of Non-GAAP financial measures on page 40.

(2) Loan fees of $191 and $76 for 2024 and 2023, respectively, are included in these figures.

(3) Includes nonaccrual loans.

Analysis of Changes in Interest Income and Interest Expense

(In Thousands)

	For the Three Months Ended
	March 31, 2024 compared with March 31, 2023
	Volume	Rate	Rate/Volume	Total
Interest earned on:
(tax equivalent basis)
Loans	$18	$564	$3	$585

Balances due from financial institutions	(29)	158	(6)	123

Held to maturity securities:
Taxable	(571)	(183)	67	(687)
Non taxable	(26)	2	-	(24)

Available for sale securities:
Taxable	125	344	16	485
Non taxable	(3)	(3)	-	(6)

Other	2	8	1	11

Total	$(484)	$890	$81	$487

Interest paid on:

Savings & interest-bearing DDA	$(123)	$809	$(75)	$611

Time deposits	(11)	81	(22)	48

Borrowings under Bank Term Funding Program	-	-	146	146

Borrowings from FHLB	25	5	14	44

Total	$(109)	$895	$63	$849

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

The Bank’s on-going, systematic evaluation resulted in the Bank recording a negative provision for the allowance for credit losses on loans and leases of $(60,000) and a provision on unfunded commitments of $60,000, no provision was needed for the allowance for credit losses on held to maturity securities for the quarter ended March 31, 2024. The Bank recorded a provision of $30,000 for the allowance for credit losses on loan and leases and a negative provision on unfunded commitments of $(15,000), no provision was needed for the allowance for credit losses on held to maturity securities for the quarter ended March 31, 2023.

The Bank’s analysis includes evaluating the current values of collateral securing all nonaccrual loans. Nonaccrual loans totaled $352,000 and $213,000 with $0 and $39,500 in specific reserves on these loans as of March 31, 2024 and December 31, 2023, respectively. The specific reserves allocated to nonaccrual loans are relatively low as collateral values appear sufficient to cover loan losses, or the loan balances have been charged down to their realizable value.

The allowance for credit losses on loans and leases as a percentage of loans was 1.31% and 1.35% at March 31, 2024 and December 31, 2023, respectively. The Company believes that its allowance of credit losses on loans and leases is appropriate as of March 31, 2024.

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

Non-interest income

Non-interest income increased $36,000 for the first quarter of 2024 as compared with the first quarter of 2023. Nonrecurring gain on sale of bank property was $42,000, trust department income and fees increased $28,000 due offset mostly by a decrease in service charge fees.

Non-interest expense

Total non-interest expense decreased $282,000 for the first quarter of 2024 as compared with the first quarter of 2023. Salary and employee benefit expense decreased by $367,000 in 2024 as compared to 2023.

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

The Company has started to record deferred and current income tax expense in the first quarter of 2023. Income tax expense for the three months ended March 31, 2024 and 2023 was $631,000 and $447,000, respectively. The effective tax rate for the three months ended March 31, 2024 and 2023 was 21% and 15%, respectively.

FINANCIAL CONDITION

Cash and due from banks increased $85,323,000 at March 31, 2024, compared with December 31, 2023. This seasonal increase is due to an increase in governmental entities’ balances because of yearly tax collections.

Available for sale securities increased $56,683,000 and held to maturity securities decreased $5,519,000, respectively at March 31, 2024 compared with December 31, 2023 as the Company decreased its held to maturity and increased its available for sale investment purchases due to the increase in deposits.

Gross loans decreased $2,065,000 at March 31, 2024 compared with December 31, 2023, as principal payments, maturities, and charge-offs on existing loans outpaced new loans.

Total deposits increased $123,009,000 at March 31, 2024, compared with December 31, 2023. Typically, significant increases or decreases in total deposits and/or significant fluctuations among the different types of deposits from quarter to quarter are anticipated by Management as customers in the casino industry and county and municipal entities reallocate their resources periodically. Deposits from county and municipal entities increased significantly during the first quarter of each year based on property tax collections.

SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY

Strength, security and stability have been the hallmark of the Company since its founding in 1985 and of its bank subsidiary since its founding in 1896. A strong capital foundation is fundamental to the continuing prosperity of the Company and the security of its customers and shareholders. As of December 31, 2023, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

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

The main components and requirements of the CBLR framework are as follows:

As of March 31, 2024 and December 31, 2023, the Bank’s community bank leverage ratio was 11.48% and 12.59%, respectively, both of which exceed the CBLR minimum of 9.00%.

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

Deposits, payments of principal and interest on loans, proceeds from maturities of investment securities and earnings on investment securities are the principal sources of funds for the Company. Borrowings from the FHLB, federal funds sold and federal funds purchased are utilized by the Company to manage its daily liquidity position. The Company has also been approved to participate in the Federal Reserve Bank’s Discount Window Primary Credit Program, as well as its Bank Term Funding Program. The Company was able to borrow under the Bank Term Funding Program $30,000,000 at a rate of 4.87% which matures in January 2025. As of March 31, 2024, the Company was able to borrow up to $6,636,000 from the Federal Reserve Bank Discount Window Primary Credit Program. The borrowing limit is based on the amount of collateral pledged, with certain loans from the Bank’s portfolio serving as collateral. The Company has $116,749,000 available under a line of credit with the Federal Home Loan Bank of Dallas. The Company has additional contingency funding capacity with various other financial institutions in the amount of $30,500,000.

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

The Company also uses other sources of funds, including borrowings from the FHLB. The Company generally anticipates relying on deposits, purchases of federal funds and borrowings from the Federal Reserve Bank of Atlanta and FHLB for its liquidity needs in 2024.

The Board of Directors requires management to implement and administer appropriate internal controls commensurate with Company’s risk profile. Management carefully monitors the Company’s liquidity risk, particularly with respect to volatile and large deposits. The Company has not encountered, and does not anticipate problems with meeting its liquidity needs.

Item 4: Controls and Procedures

As of March 31, 2024, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the period ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

The Bank is involved in various legal matters and claims which are being defended and handled in the ordinary course of business. None of these matters are expected, in the opinion of Management, to have a material adverse effect upon the financial position or results of operations of the Company.

Additionally, on June 30, 2023, Stilwell Activist Investments, L.P., issued a letter to the Company and each of the directors of the Company demanding that they immediately commence litigation on behalf of the Company for an alleged breach by the Company’s Board of Directors of its fiduciary duties in allegedly failing to properly oversee and supervise Chevis and Tanner Swetman’s management of the Company. At its July meeting, the Board of Directors of the Company established a Special Litigation Committee made up of the independent directors to investigate the allegations made in the letter. Rather than wait for the Special Litigation Committee to conclude its inquiry, Stilwell Activist Investments, L.P., filed a Complaint against the Company and Directors Chevis Swetman, Padrick D. Dennis, Jeffrey H. O’Keefe, Paige Reed Riley, Ronald Barnes, and George Sliman, III, making the same allegations that appear in the demand letter. The Court stayed the lawsuit pending the Special Litigation Committee’s inquiry. The Special Litigation Committee concluded that pursuing the claims is not in the Company’s best interest, and on March 22, 2024, the Company filed a motion to dismiss. The court has not yet scheduled a hearing on the motion to dismiss.

The plaintiff, Stilwell Activist Investments, L.P., is a shareholder of record of the Company and is controlled by Joseph Stilwell, an individual who beneficially owns 12.7% of the issued and outstanding common stock of the Company according to an Amended Schedule 13D filed by Mr. Stilwell and his related entities with the SEC on January 19, 2024, disclosing Company stock beneficially owned by Mr. Stilwell’s group. Mr. Stilwell and his related entities, including Stilwell Activist Investments, L.P., have nominated an individual for election to the Board of Directors of the Company at its last four annual meetings, but each individual nominated was not elected to the Board of Directors of the Company.

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
Exhibit 101

The following materials from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Condition at March 31, 2024 and December 31, 2023, (ii) Consolidated Statements of Income for the quarters ended March 31, 2024 and 2023, (iii) Consolidated Statements of Comprehensive Income (Loss) for the quarters ended March 31, 2024 and 2023, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the quarters ended March 31, 2024 and 2023, (v) Consolidated Statements of Cash Flows for the quarters ended March 31, 2024 and 2023 and (vi) Notes to the Unaudited Consolidated Financial Statements for the quarters ended March 31, 2024 and 2023.

Exhibit 104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL CORPORATION
(Registrant)

Date:	May 14, 2024

By:	/s/ Chevis C. Swetman
Chevis C. Swetman
Chairman, President and Chief Executive Officer
(principal executive officer)

Date:	May 14, 2024

By:	/s/ Leslie B. Fulton
Leslie B. Fulton
Chief Financial Officer and Controller
(principal financial and accounting officer)