Form 10-Q
period 2024-06-30
PEOPLES FINANCIAL CORP /MS/
filed 2024-08-12
CIK 770460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	001-12103

PEOPLES FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Mississippi	64-0709834
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Lameuse and Howard Avenues, Biloxi, Mississippi	39533
(Address of principal executive offices)	(Zip Code)

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date. Peoples Financial Corporation has only one class of common stock authorized. At July 31, 2024, there were 15,000,000 shares of $1 par value common stock authorized, with 4,661,686 shares issued and outstanding.

Part 1 – Financial Information

Item 1:  Financial Statements

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition

(in thousands except share data)

	June 30, 2024	December 31, 2023
	(unaudited)	(audited)

Assets
Cash and due from banks	$17,526	$22,794

Available for sale securities, amortized cost of $446,256 at June 30, 2024; $379,195 at December 31, 2023	407,552	339,477

Held to maturity securities, fair value of $120,989 at June 30, 2024; $138,523 at December 31, 2023	134,060	150,941

Less: Allowance for credit losses on held to maturity securities	30	30

Held to maturity securities, net	134,030	150,911

Other investments	350	350

Federal Home Loan Bank Stock, at cost	3,180	2,334

Loans	238,740	238,339

Less: Allowance for credit losses on loans and leases	3,150	3,224

Loans, net	235,590	235,115

Bank premises and equipment, net of accumulated depreciation	19,376	19,470

Accrued interest receivable	3,839	3,520

Cash surrender value of life insurance	21,701	21,375

Intangible asset	507	538

Other assets	3,096	1,854

Total assets	$846,747	$797,738

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition (continued)

(in thousands except share data)

	June 30, 2024	December 31, 2023
	(unaudited)	(audited)
Liabilities and Shareholders' Equity
Liabilities:

Deposits:

Demand, non-interest bearing	$183,643	$174,933

Savings and demand, interest bearing	464,170	483,662

Time, $250,000 or more	6,161	7,518

Other time deposits	20,940	22,377

Total deposits	674,914	688,490

Advances from Federal Home Loan Bank	46,500	18,500

Borrowings under Bank Term Funding Program	30,000	-

Employee and director benefit plans liabilities	19,335	19,581

Other liabilities	1,798	1,884

Total liabilities	772,547	728,455

Shareholders' Equity:
Common stock, $1 par value, 15,000,000 shares authorized, 4,661,686 shares issued and outstanding at June 30, 2024 and December 31, 2023	4,662	4,662

Surplus	65,780	65,780

Undivided profits	41,479	37,574

Accumulated other comprehensive loss	(37,721)	(38,733)

Total shareholders' equity	74,200	69,283

Total liabilities and shareholders' equity	$846,747	$797,738

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Income

(in thousands except per share data) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest income:
Interest and fees on loans	$3,465	$3,295	$7,027	$6,272

Interest and dividends on securities:

U.S. Treasuries	2,510	2,205	4,188	3,866

Mortgage-backed securities	598	881	1,326	1,799

States and political subdivisions	967	1,074	2,004	2,180

Collateralized mortgage obligations	800	869	1,655	1,709

Other investments	36	29	75	57

Interest on balances due from depository institutions	319	297	1,349	1,204

Total interest income	8,695	8,650	17,624	17,087

Interest expense:
Deposits	2,155	1,447	4,193	2,825

Borrowings	637	1	835	10

Total interest expense	2,792	1,448	5,028	2,835

Net interest income	5,903	7,202	12,596	14,252

Provision for credit losses	-	(312)	-	(297)

Net interest income after provision for credit losses	$5,903	$7,514	$12,596	$14,549

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Income (continued)

(in thousands except per share data) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Non-interest income:
Trust department income and fees	$617	$634	$1,235	$1,224

Service charges on deposit accounts	858	884	1,676	1,753

Increase in cash surrender value of life insurance	120	117	240	232

Gain (loss) on sale of property, plant and equipment, net	-	-	42	-

Other income	166	168	311	301

Total non-interest income	1,761	1,803	3,504	3,510
Non-interest expense:
Salaries and employee benefits	2,670	2,948	5,170	5,815

Net occupancy	549	495	1,086	958

Equipment rentals, depreciation and maintenance	754	681	1,455	1,344

FDIC and state banking assessments	90	116	198	233

Data processing	330	306	644	648

ATM expense	149	(72)	403	169

Other real estate expense	-	46	-	37

Legal expense	208	180	320	309

Other expense	814	896	1,678	1,755

Total non-interest expense	5,564	5,596	10,954	11,268

Income before income taxes	2,100	3,721	5,146	6,791

Income tax expense	(229)	811	402	1,258

Net income	$2,329	$2,910	$4,744	$5,533

Basic and diluted earnings per share	$0.50	$0.62	$1.02	$1.18
Dividends declared per share	$0.18	$0.12	$0.18	$0.12

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net income	$2,329	$2,910	$4,744	$5,533

Other comprehensive income (loss):

Net unrealized gain (loss) on available for sale securities	2,047	(610)	1,012	4,441

Total other comprehensive income (loss)	2,047	(610)	1,012	4,441

Total comprehensive income (loss)	$4,376	$2,300	$5,756	$9,974

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands except share data) (unaudited)

	Number of				Other
	Common	Common		Undivided	Comprehensive
	Shares	Stock	Surplus	Profits	Income (loss)	Total

Balance, January 1, 2023	4,678,186	$4,678	$65,780	$31,154	$(46,418)	$55,194
Cumulative effect of accounting change				(81)		(81)

Total shareholders' equity at beginning of period, as adjusted	4,678,186	4,678	65,780	31,073	(46,418)	55,113
Net income				2,623		2,623
Other comprehensive income					5,051	5,051
Balance, March 31, 2023	4,678,186	$4,678	$65,780	$33,696	$(41,367)	$62,787
Net income				2,910		2,910
Other comprehensive (loss)					(610)	(610)
Dividend declared ($0.12 per share)				(561)		(561)
Balance, June 30, 2023	4,678,186	$4,678	$65,780	$36,045	$(41,977)	$64,526

Balance, January 1, 2024	4,661,686	$4,662	$65,780	$37,574	$(38,733)	$69,283
Net income				2,415		2,415
Other comprehensive income (loss)					(1,035)	(1,035)
Balance, March 31, 2024	4,661,686	$4,662	$65,780	$39,989	$(39,768)	$70,663
Net income				2,329		2,329
Other comprehensive income					2,047	2,047
Dividend declared ($0.18 per share)				(839)		(839)
Balance, June 30, 2024	4,661,686	$4,662	$65,780	$41,479	$(37,721)	$74,200

Note: Balances as of January 1, 2023 and 2024 were audited.

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands) (unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$4,744	$5,533

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	815	738

Provision for credit losses	-	(297)

Amortization of intangible asset	31	31

(Accretion) amortization of available for sale securities	(1,780)	(56)

Amortization (accretion) of held to maturity securities	168	(1,819)

Gain on sale of bank premises and equipment	(42)	-

Loss (gain) on sales of other real estate	-	62

Change in accrued interest receivable	(319)	(49)

Increase in cash surrender value of life insurance	(240)	(232)

Change in deferred tax	(70)	(939)

Change in other assets	(1,171)	837

Change in employee and director benefit plan liabilities and other liabilities	(332)	(6)
Net cash provided by operating activities	$1,804	$3,803

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(in thousands) (unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from investing activities:
Proceeds from maturities of available for sale securities	$97,786	$35,914

Purchases of available for sale securities	(163,069)	(10,651)

Proceeds from maturities of held to maturity securities	16,713	137,087

Purchases of held to maturity securities	-	(162,970)

Purchases of Federal Home Loan Bank stock	(846)	(46)

Loans, net change	(484)	2,821

Proceeds from sales of other real estate	9	197

Acquisition of bank premises and equipment	(741)	(1,642)

Proceeds from sale of bank premises and equipment	61	-

Investment in cash surrender value of life insurance	(86)	(90)
Net cash (used in) provided by investing activities	(50,657)	620
Cash flows from financing activities:
Demand and savings deposits, net change	(10,782)	29,043

Time deposits, net change	(2,794)	(4,325)

Borrowings from Federal Home Loan Bank	444,050	27,100

Repayments to Federal Home Loan Bank	(416,050)	(27,100)

Borrowings under Bank Term Funding Program	30,000	-

Cash dividends	(839)	(561)

Net cash provided by financing activities	43,585	24,157
Net (decrease) increase in cash and cash equivalents	(5,268)	28,580
Cash and cash equivalents, beginning of period	22,794	32,836
Cash and cash equivalents, end of period	$17,526	$61,416

Supplemental disclosures of noncash investing activities
Transfer from loans to other real estate owned	$9	$952

See Notes to Consolidated Financial Statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2024 and 2023

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

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the consolidated financial position of the Company and its subsidiaries as of June 30, 2024 and December 31, 2023 the results of their operations and their cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2023 Annual Report and Form 10-K.

CRITICAL ACCOUNTING POLICIES

The results of operations for the quarter and six months ended June 30, 2024, are not necessarily indicative of the results to be expected for the full year.

Use of Estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determination of the allowance for credit losses, the valuation of other real estate acquired in connection with foreclosure or repossession or in satisfaction of loans, and valuation allowances associated with the realization of deferred tax assets, which are based on future taxable income.

Summary of Significant Accounting Policies - The accounting and reporting policies of the Company conform to GAAP and general practices within the banking industry.

The Company’s loan portfolio segments as of June 30, 2024 and December 31, 2023 were as follows:

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

The CECL standard also requires an assessment of the Bank’s held to maturity debt securities for expected credit losses and the available for sale debt securities for credit-related impairment. The Bank applies the practical expedient to exclude the accrued interest receivable balance of $1,055,503 from the amortized cost basis of held to maturity debt securities. The allowance for credit losses on held to maturity debt securities is estimated on a collective or pool basis when similar risk characteristics exist; held to maturity debt securities that share similar risk characteristics are collectively assessed for credit losses. A separate contra valuation account is available to absorb losses on securities. The allowance for credit loss is limited to the amount by which the fair value is less than the amortized cost basis. The Bank evaluates credit impairment on available for sale debt securities at an individual security level. This evaluation is done for securities whose fair value is below amortized cost with a more than inconsequential risk of default and where the Bank has assessed the decline in fair value is significant enough to suggest a credit event occurred. Credit events are generally assessed based on adverse conditions specifically related to the security, an industry, or geographic area, changes in the financial condition of the issuer of the security, or in the case of an asset-backed debt security, changes in the financial condition of the underlying loan obligors. The allowance for credit losses for such securities is measured using a discounted cash flow methodology, through which management compares the present value of expected cash flows with the amortized cost basis of the security. The allowance for credit loss is limited to the amount by which the fair value is less than the amortized cost basis. If the Bank intends to sell the debt security, or more likely than not will be required to sell the security before recovery of its amortized cost basis, the security is charged down to fair value against the allowance for credit losses, with any incremental impairment reported in earnings.

The Bank reassesses the credit losses at each reporting period and records subsequent changes in the allowance for credit losses on loans, unfunded commitments and securities with a corresponding adjustment recorded in the provision for credit loss expense.

2.  Earnings Per Share:

Per share data is based on the weighted average shares of common stock outstanding of 4,661,686 and 4,678,186 for the six months ended June 30, 2024 and 2023, respectively.

3.  Statements of Cash Flows:

The Company has defined cash and cash equivalents as cash and due from banks. The Company paid $5,039,127 and $2,834,955 for the six months ended June 30, 2024 and 2023, respectively, for interest on deposits and borrowings. The Company paid $835,000 and $255,000 in estimated income tax payments during the six months ended June 30, 2024 and 2023, respectively. Two loans were transferred to other real estate and the collateral sold during the six months ended June 30, 2024. One loan in the amount of $952,000 was transferred to other real estate during the six months ended June 30, 2023.

4.  Investments:

Effective January 1, 2023, in conjunction with the adoption of CECL, and again at December 31, 2023 and June 30, 2024, the Company evaluated credit impairment for individual securities available for sale whose fair value was below amortized cost with a more than inconsequential risk of default and where the Company had assessed the decline in fair value significant enough to suggest a credit event occurred. There were no securities that met the criteria of a credit loss event and therefore, no allowance for credit loss was recorded for either period. The Company also evaluated impairment for individual securities held to maturity and determined an allowance for credit loss of $41,000 should be established as of January 1, 2023. A reversal of a portion of the impairment of $(11,346) was recorded as of December 31, 2023. No additional impairment was recorded as of June 30, 2024.

The amortized cost, fair value and allowance for credit losses related to securities at June 30, 2024 and December 31, 2023, are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
June 30, 2024	Cost	Gains	Losses	Fair Value
Available for sale securities:
U.S. Treasuries	$208,437	$33	$(8,754)	$199,716

Mortgage-backed securities	49,476	27	(4,559)	44,944

Collateralized mortgage obligations	87,288	89	(5,511)	81,866

States and political subdivisions	101,055	-	(20,029)	81,026
Total available for sale securities	$446,256	$149	$(38,853)	$407,552

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2023	Cost	Gains	Losses	Fair Value
Available for sale securities:
U.S. Treasuries	$123,945	$55	$(8,542)	$115,458

Mortgage-backed securities	52,374	14	(4,603)	47,785

Collateralized mortgage obligations	101,316	17	(6,327)	95,006

States and political subdivisions	101,560	-	(20,332)	81,228
Total available for sale securities	$379,195	$86	$(39,804)	$339,477

There was no allowance for credit losses on available-for-sale securities as of June 30, 2024 or December 31, 2023.

		Gross	Gross		Allowance	Net
	Amortized	Unrealized	Unrealized	Estimated	for Credit	Carrying
June 30, 2024	Cost	Gains	Losses	Fair Value	Losses	Amount
Held to maturity securities:
U.S. Treasuries	$44,965	$-	$(865)	$44,100	$-	$44,965

States and political subdivisions	89,095	17	(12,223)	76,889	(30)	89,065
Total held to maturity securities	$134,060	$17	$(13,088)	$120,989	$(30)	$134,030

		Gross	Gross		Allowance	Net
	Amortized	Unrealized	Unrealized	Estimated	for Credit	Carrying
December 31, 2023	Cost	Gains	Losses	Fair Value	Losses	Amount
Held to maturity securities:
U.S. Treasuries	$59,901	$41	$(907)	$59,035	$-	$59,901

States and political subdivisions	91,040	23	(11,575)	79,488	(30)	91,010
Total held to maturity securities	$150,941	$64	$(12,482)	$138,523	$(30)	$150,911

Management analyzed financial data on the state and political subdivision held-to-maturity securities. For the securities that do not have ratings, management assigned a rating based on ratings for similar municipalities. This evaluation is done for securities whose fair value is below amortized cost with a more than inconsequential risk of default and where the Company has assessed the decline in fair value is significant enough to suggest a credit event occurred. Credit events are generally assessed based on adverse conditions specifically related to the security, an industry, geographic area, changes in the financial condition of the issuer of the security, or in the case of an asset-backed debt security, changes in the financial condition of the underlying loan obligors. Management utilized a model provided by a third-party vendor to calculate the potential reserve required on the specific securities. The approach utilizes many inputs including enhanced and underlying ratings, maturity, issuer type/subtype, NAICS code, origination date, refunding status as well as state and region. At adoption of CECL, management determined there was a reserve required for the allowance for credit losses on held-to-maturity securities. At the end of the year an updated analysis was performed, and management determined a reduction of the provision for credit losses on held to maturity securities was appropriate as of December 31, 2023. No additional provision or reduction was required as of June 30, 2024.

The following table shows a rollforward of the allowance for credit losses on held-to-maturity securities for the six months ended June 30, 2024 and the year ended December 31, 2023 (in thousands):

State and political
subdivisions
Balance, December 31, 2023	$30
Provision for credit losses	-
Charge-offs of securities	-
Recoveries	-
Balance, June 30, 2024	$30

State and political
subdivisions
Balance, December 31, 2022	$-
Adjustment for adoption of ASU 2016-13	41
Provision for credit losses	(11)
Charge-offs of securities	-
Recoveries	-
Balance, December 31, 2023	$30

The Company monitors the credit quality of the debt securities held-to-maturity through the use of credit ratings. The Company monitors the credit ratings on a quarterly basis. The following table summarizes the amortized cost of debt securities held-to-maturity at June 30, 2024 and December 31, 2023, aggregated by credit quality indicators (in thousands):

June 30, 2024
Aaa	$44,965
Aa1/Aa2/Aa3	38,319
A1/A2	3,179
Baa1/Baa2	1,000
Not rated	46,597
Total	$134,060

December 31, 2023
Aaa	$59,901
Aa1/Aa2/Aa3	38,496
A1/A2	3,195
Baa1/Baa2	1,003
Not rated	48,346
Total	$150,941

At June 30, 2024 and December 31, 2023, the Company had no securities held-to-maturity that were past due 30 days or more as to principal or interest payments. The Company had no securities held-to-maturity classified as nonaccrual for the six months ended June 30, 2024 and the year ended December 31, 2023.

The amortized cost and fair value of debt securities at June 30, 2024, (in thousands) by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale securities:
Due in one year or less	$104,131	$103,740
Due after one year through five years	111,973	102,829
Due after five years through ten years	47,737	39,422
Due after ten years	45,651	34,751
Mortgage-backed securities	49,476	44,944
Collaterized mortgage obligations	87,288	81,866
Total	$446,256	$407,552

Held to maturity securities:
Due in one year or less	$28,725	$28,403
Due after one year through five years	44,633	42,157
Due after five years through ten years	38,002	33,199
Due after ten years	22,700	17,230
Total	$134,060	$120,989

Available for sale securities with gross unrealized losses at June 30, 2024 and December 31, 2023, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows (in thousands):

	Less Than Twelve Months		Over Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
Available for Sale	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
June 30, 2024:
U.S. Treasuries	$103,996	$155	$80,698	$8,599	184,694	$8,754

Mortgage-backed securities	2,164	6	36,735	4,553	38,899	4,559

Collateralized mortgage obligations	4,560	17	65,032	5,494	69,592	5,511

States and political subdivisions	-	-	80,886	20,029	80,886	20,029
Total	$110,720	$178	$263,351	$38,675	$374,071	$38,853

	Less Than Twelve Months		Over Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
Available for Sale	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2023:
U.S. Treasuries	$24,750	$22	$85,660	$8,520	110,410	$8,542

Mortgage-backed securities	2,811	20	38,521	4,583	41,332	4,603

Collateralized mortgage obligations	-	-	90,290	6,327	90,290	6,327

States and political subdivisions	-	-	81,088	20,332	81,088	20,332
Total	$27,561	$42	$295,559	$39,762	$323,120	$39,804

At June 30, 2024, 30 of the 33 Treasuries, 40 of the 46 mortgage-backed securities, 29 of the 33 collateralized mortgage obligations and 74 of the 75 securities issued by states and political subdivisions contained unrealized losses.

There were no sales of available for sale debt securities for the six months ended June 30, 2024 and June 30, 2023.

Securities with a fair value of $350,095,185 and $296,945,649 at June 30, 2024 and December 31, 2023, respectively, were pledged to secure public deposits, federal funds purchased and other balances required by law.

5.  Loans:

The composition of the loan portfolio at June 30, 2024 and December 31, 2023 is as follows (in thousands):

	June 30, 2024	December 31, 2023

Real estate, residential	$78,889	$74,296

Real estate, construction	25,162	27,353

Real estate, nonresidential	114,067	115,014

Commercial and industrial	11,626	12,496

Other	8,996	9,180

Total	$238,740	$238,339

The age analysis of the loan portfolio, segregated by class of loans, as of June 30, 2024, and December 31, 2023 is as follows (in thousands):

							Loans Past
							Due Greater
	Number of Days Past Due						Than 90
			Greater	Total		Total	Days and
	30 - 59	60 - 89	Than 90	Past Due	Current	Loans	Still Accruing
June 30, 2024:
Real estate, residential	$444	$93	$245	$782	$78,107	$78,889	$-
Real estate, construction	86	123	-	209	24,953	25,162	-
Real estate, nonresidential	229	13	-	242	113,825	114,067	-
Commercial and industrial	12	-	-	12	11,614	11,626	-
Other	6	30	-	36	8,960	8,996	-

Total	$777	$259	$245	$1,281	$237,459	$238,740	$-
December 31, 2023:
Real estate, residential	$207	$540	$-	$747	$73,549	$74,296	$-
Real estate, construction	131	-	-	131	27,222	27,353	-
Real estate, nonresidential	58	-	-	58	114,956	115,014	-
Commercial and industrial	21	-	-	21	12,475	12,496	-
Other	75	30	-	105	9,075	9,180	-

Total	$492	$570	$-	$1,062	$237,277	$238,339	$-

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

The following tables further disaggregates credit quality disclosures by amortized cost by class and vintage for term loans and by revolving and revolving converted to amortizing as of June 30, 2024 and December 31, 2023 (in thousands). The Company defines vintage as the later of origination, or restructure date.

	Term Loans							Revolving
	Amortized Cost Basis by Origination Year							Loans
							Revolving	Converted to
	2024	2023	2022	2021	2020	Prior	Loans	Term Loans	Total
June 30, 2024:
Real Estate, Residential Loans:
A, B, or C	$6,570	$12,109	$16,419	$11,493	$4,609	$20,975	$4,254	$1,040	$77,469
S	-	-	-	-	-	462	-	-	462
D	-	-	-	-	-	503	-	-	503
E	-	-	-	303	-	152	-	-	455
F	-	-	-	-	-	-	-	-	-
Total Real Estate Residential Loans	$6,570	$12,109	$16,419	$11,796	$4,609	$22,092	$4,254	$1,040	$78,889

Real Estate, Construction Loans:
A, B, or C	$477	$619	$1,538	$2,031	$1,282	$3,613	$11,662	$-	$21,222
S	-	-	-	-	-	-	3,734	-	3,734
D	-	123	-	-	83	-	-	-	206
E	-	-	-	-	-	-	-	-	-
F	-	-	-	-	-	-	-	-	-
Total Real Estate, Construction Loans	$477	$742	$1,538	$2,031	$1,365	$3,613	$15,396	$-	$25,162

Real Estate,Nonresidential Loans:
A, B, or C	$996	$12,205	$21,254	$10,613	$14,148	$37,272	$14,799	$2,688	$113,975
S	-	-	-	-	-	-	-	-	-
D	-	-	-	-	-	92	-	-	92
E	-	-	-	-	-	-	-	-	-
F	-	-	-	-	-	-	-	-	-
Total Real Estate, Nonresidential Loans	$996	$12,205	$21,254	$10,613	$14,148	$37,364	$14,799	$2,688	$114,067

Commercial and industrial
A, B, or C	$846	$653	$786	$761	$211	$2,661	$5,684	$-	$11,602
S	-	-	-	-	-	-	-	-	-
D	-	24	-	-	-	-	-	-	24
E	-	-	-	-	-	-	-	-	-
F	-	-	-	-	-	-	-	-	-
Total Commercial and Industrial Loans	$846	$677	$786	$761	$211	$2,661	$5,684	$-	$11,626

Consumer/Other Loans
A, B, or C	$1,615	$4,367	$1,036	$640	$398	$394	$508	$-	$8,958
S	-	-	-	-	-	-	-	-	-
D	-	30	3	-	-	-	5	-	38
E	-	-	-	-	-	-	-	-	-
F	-	-	-	-	-	-	-	-	-
Total Consumer/Other Loans	$1,615	$4,397	$1,039	$640	$398	$394	$513	$-	$8,996

	Term Loans							Revolving
	Amortized Cost Basis by Origination Year							Loans
							Revolving	Converted to
	2023	2022	2021	2020	2019	Prior	Loans	Term Loans	Total
December 31, 2023:
Real Estate, Residential Loans:
A, B, or C	$11,865	$17,053	$12,158	$4,695	$5,451	$17,502	$4,147	$401	$73,272
S	-	-	-	-	-	66	-	-	66
D	-	-	122	-	-	623	-	-	745
E	-	-	-	45	27	141	-	-	213
F	-	-	-	-	-	-	-	-	-
Total Real Estate Residential Loans	$11,865	$17,053	$12,280	$4,740	$5,478	$18,332	$4,147	$401	$74,296

Real Estate, Construction Loans:
A, B, or C	$1,069	$2,119	$2,133	$1,379	$38	$3,966	$12,827	$-	$23,531
S	-	-	-	-	-	-	3,735	-	3,735
D	-	-	-	87	-	-	-	-	87
E	-	-	-	-	-	-	-	-	-
F	-	-	-	-	-	-	-	-	-
Total Real Estate, Construction Loans	$1,069	$2,119	$2,133	$1,466	$38	$3,966	$16,562	$-	$27,353

Real Estate,Nonresidential Loans:
A, B, or C	$12,387	$20,951	$11,056	$15,008	$5,497	$34,330	$14,959	$728	$114,916
S	-	-	-	-	-	-	-	-	-
D	-	-	-	-	-	98	-	-	98
E	-	-	-	-	-	-	-	-	-
F	-	-	-	-	-	-	-	-	-
Total Real Estate, Nonresidential Loans	$12,387	$20,951	$11,056	$15,008	$5,497	$34,428	$14,959	$728	$115,014

Commercial and industrial
A, B, or C	$850	$1,008	$831	$263	$2,742	$39	$6,763	$-	$12,496
S	-	-	-	-	-	-	-	-	-
D	-	-	-	-	-	-	-	-	-
E	-	-	-	-	-	-	-	-	-
F	-	-	-	-	-	-	-	-	-
Total Commercial and Industrial Loans	$850	$1,008	$831	$263	$2,742	$39	$6,763	$-	$12,496

Consumer/Other Loans
A, B, or C	$5,346	$1,417	$841	$439	$234	$304	$508	$52	$9,141
S	-	-	-	-	-	-	-	-	-
D	7	6	-	-	18	3	5	-	39
E	-	-	-	-	-	-	-	-	-
F	-	-	-	-	-	-	-	-	-
Total Consumer/Other Loans	$5,353	$1,423	$841	$439	$252	$307	$513	$52	$9,180

The following table is a summary of the Company’s nonaccrual loans by major categories for the periods indicated (in thousands):

	June 30, 2024
	Nonaccrual Loans with	Nonaccrual Loans	Total Nonaccrual
	No Allowance	with an Allowance	Loans
Real estate, residential	$455	$-	$455
Total	$455	$-	$455

	December 31, 2023
	Nonaccrual Loans with	Nonaccrual Loans	Total Nonaccrual
	No Allowance	with an Allowance	Loans
Real estate, residential	$168	$45	$213
Total	$168	$45	$213

The Company recognized no interest income on nonaccrual loans during the six months ended June 30, 2024 or the year ended December 31, 2023.

The following table represents the accrued interest receivables written off by reversing interest income during the six months ended June 30, 2024 and the year ended December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Real estate, residential	$3	$1
Total loans	$3	$1

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

The following table presents an analysis of collateral-dependent loans of the Company as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
	Residential	Residential
	Properties	Properties
Real estate, residential	$462	$222
Total loans	$462	$222

The following tables further disaggregates nonaccrual disclosures by amortized cost by class and vintage for term loans and by revolving and revolving converted to amortizing as of June 30, 2024 and December 31, 2023 (in thousands). The Company defines vintage as the later of origination or restructure date:

	Term Loans							Revolving
	Amortized Cost Basis by Origination Year							Loans
							Revolving	Converted to
	2024	2023	2022	2021	2020	Prior	Loans	Term Loans	Total
June 30, 2024:
Real estate, residential	$-	$-	$-	$303	$-	$152	$-	$-	$455
Real estate, construction	-	-	-	-	-	-	-	-	-
Real estate, nonresidential	-	-	-	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-	-	-	-
Consumer/Other	-	-	-	-	-	-	-	-	-
Total Loans on Nonaccrual	$-	$-	$-	$303	$-	$152	$-	$-	$455

	Term Loans							Revolving
	Amortized Cost Basis by Origination Year							Loans
							Revolving	Converted to
	2023	2022	2021	2020	2019	Prior	Loans	Term Loans	Total
December 31, 2023:
Real estate, residential	$-	$-	$-	$45	$27	$141	$-	$-	$213
Real estate, construction	-	-	-	-	-	-	-	-	-
Real estate, nonresidential	-	-	-	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-	-	-	-
Consumer/Other	-	-	-	-	-	-	-	-	-
Total Loans on Nonaccrual	$-	$-	$-	$45	$27	$141	$-	$-	$213

The Company had one loan modification made to borrowers experiencing financial difficulty as of June 30, 2024 and no loan modifications as of December 31, 2023.

The following table shows the amortized cost basis as of June 30, 2024 of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of loans and type of concession granted and describes the financial effect of the modifications made to borrowers experiencing financial difficulty (in thousands):

	Term Extension

	June 30, 2024
	Amortized Cost	% of Total Loan
	Basis	Type	Financial Effect
Real estate, residential	$18	0.02%

Added a weighted average 3 years to the life of loan, which reduced monthly payment amounts for the borrowers. Provided 3 month payment deferrals to borrowers through our standard deferral program. The 3 monthly payments were added to the end of the original loan terms of these.

Total	$18

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months (in thousands):

	Payment Status (Amortized Cost Basis)

	June 30, 2024
		30-89 Days Past	90+ Days Past
	Current	Due	Due
Real estate, residential	$18	$-	$-

Total	$18	$-	$-

6.  Allowance for Credit Losses:

The following tables show activity in the allowance for credit losses by portfolio class for the six months ended June 30, 2024 and 2023 as well as the corresponding recorded investment in loans at the end of each period. Effective January 1, 2023, the Company adopted the provisions of ASC 326 (CECL) using a modified retrospective basis. The difference between the December 31, 2022 incurred allowance and the CECL allowance is reflected as a cumulative effect of change in accounting principle in the table below.

The calculation of the allowance for credit losses under CECL is performed using two primary approaches: a collective approach for pools of loans that have similar risk characteristics using a loss rate analysis, and a specific reserve analysis for credits individually evaluated.

Transactions in the allowance for credit losses on loans and leases for the three and six months ended June 30, 2024 and 2023, and the balances of loans, individually and collectively evaluated for impairment, as of June 30, 2024 and 2023, are as follows (in thousands):

	Real Estate, Residential	Real Estate, Construction	Real Estate, Nonresidential	Commercial and Industrial	Other	Total
Six months ended June 30, 2024
Allowance for credit losses on loans and leases
Beginning balance	$971	$173	$1,807	$54	$219	$3,224
Charge-offs	(45)	-	-	-	(132)	(177)
Recoveries	55	19	2	-	87	163
Net provision for loan losses	(200)	11	48	20	61	(60)
Ending Balance	$781	$203	$1,857	$74	$235	$3,150

Reserve for unfunded lending commitments
Beginning balance	$2	$34	$5	$10	$4	$55
Provision for losses on unfunded commitments	-	10	7	1	42	60
Ending balance-reserve for unfunded commitments	$2	$44	$12	$11	$46	$115
Total allowance for credit losses on loans and unfunded commitments	$783	$247	$1,869	$85	$281	$3,265

Quarter ended June 30, 2024
Allowance for credit losses on loans and leases
Beginning balance	$720	$212	$1,882	$57	$216	$3,087
Charge-offs	-	-	-	-	(42)	(42)
Recoveries	55	11	1	-	38	105
Net provision for loan losses	6	(20)	(26)	17	23	-
Ending Balance	$781	$203	$1,857	$74	$235	$3,150

Reserve for unfunded lending commitments
Beginning balance	$2	$44	$12	$11	$46	$115
Provision for losses on unfunded commitments	-	-	-	-	-	-
Ending balance-reserve for unfunded commitments	$2	$44	$12	$11	$46	$115
Total allowance for credit losses on loans and unfunded commitments	$783	$247	$1,869	$85	$281	$3,265

Allowance for credit losses on loans and leases
Individually evaluated	$-	$-	$-	$-	$8	$8
Collectively evaluated	781	203	1,857	74	227	3,142
Total allowance for credit losses on loans:	$781	$203	$1,857	$74	$235	$3,150

Reserve for unfunded lending commitments
Individually evaluated	$-	$-	$-	$-	$-	$-
Collectively evaluated	2	44	12	11	46	115
Reserve for unfunded lending commitments:	2	44	12	11	46	115
Total allowance for credit losses, June 30, 2024	$783	$247	$1,869	$85	$281	$3,265

Loans, Quarter ended June 30, 2024
Individually evaluated	$958	$206	$92	$24	$38	$1,318
Collectively evaluated	77,931	24,956	113,975	11,602	8,958	237,422
Total loans, June 30, 2024	$78,889	$25,162	$114,067	$11,626	$8,996	$238,740

	Real Estate, Residential	Real Estate, Construction	Real Estate, Nonresidential	Commercial and Industrial	Other	Total
Six months ended June 30, 2023
Allowance for credit losses on loans and leases
Beginning balance	$913	$392	$1,639	$143	$251	$3,338
Cumulative effect of change in accounting principle	396	(58)	(215)	(84)	(49)	(10)
Charge-offs	-	-	(270)	-	(117)	(387)
Recoveries	-	-	487	-	76	563
Net provision for loan losses	(660)	(117)	503	8	(14)	(280)
Ending Balance	$649	$217	$2,144	$67	$147	$3,224

Reserve for unfunded lending commitments
Beginning balance	$-	$-	$-	$-	$-	$-
Cumulative effect of change in accounting principle	4	30	5	15	18	72
Provision for losses on unfunded commitments	2	8	(1)	(15)	(11)	(17)
Ending balance-reserve for unfunded commitments	$6	$38	$4	$-	$7	$55
Total allowance for credit losses on loans and unfunded commitments	$655	$255	$2,148	$67	$154	$3,279

Quarter ended June 30, 2023
Allowance for credit losses on loans and leases
Beginning balance	$962	$145	$1,926	$86	$154	$3,273
Charge-offs	-	-	(186)	-	(45)	(231)
Recoveries	-	-	467	-	25	492
Net provision for loan losses	(313)	72	(63)	(19)	13	(310)
Ending Balance	$649	$217	$2,144	$67	$147	$3,224

Reserve for unfunded lending commitments
Beginning balance	$4	$27	$4	$13	$9	$57
Provision for losses on unfunded commitments	2	11	-	(13)	(2)	(2)
Ending balance-reserve for unfunded commitments	$6	$38	$4	$-	$7	$55
Total allowance for credit losses on loans and unfunded commitments	$655	$255	$2,148	$67	$154	$3,279

Allowance for credit losses on loans and leases
Individually evaluated	$45	$-	$-	$-	$2	$47
Collectively evaluated	604	217	2,144	67	145	3,177
Total allowance for credit losses on loans:	$649	$217	$2,144	$67	$147	$3,224

Reserve for unfunded lending commitments
Individually evaluated	$-	$-	$-	$-	$-	$-
Collectively evaluated	6	38	4	-	7	55
Reserve for unfunded lending commitments:	6	38	4	-	7	55
Total allowance for credit losses, June 30, 2023	$655	$255	$2,148	$67	$154	$3,279

Loans, Quarter ended June 30, 2023
Individually evaluated	$838	$101	$431	$-	$13	$1,383
Collectively evaluated	69,431	27,073	117,510	11,118	7,765	232,897
Total loans, June 30, 2023	$70,269	$27,174	$117,941	$11,118	$7,778	$234,280

The following table further disaggregates gross charge-off disclosures by amortized cost by credit quality indicator, class, and year of origination for the six month periods ended June 30, 2024 and June 30, 2023 (in thousands). The Company defines vintage as the later of origination or restructure date.

	Term Loans							Revolving
	Amortized Cost Basis by Origination Year							Loans
							Revolving	Converted to
	2024	2023	2022	2021	2020	Prior	Loans	Term Loans	Total
June 30, 2024:
Real estate, residential	$-	$-	$-	$-	$-	$-	$-	$-	$-
A,B, or C	-	-	-	-	-	-	-	-	-
S	-	-	-	-	-	-	-	-	-
D	-	-	-	-	-	-	-	-	-
E	-	-	-	-	-	45	-	-	45
F	-	-	-	-	-	-	-	-	-
Total Real estate, nonresidential loans	$-	$-	$-	$-	$-	$45	$-	$-	$45
Consumer/Other
A,B, or C	$91	$1	$-	$-	$-	$-	$-	$-	$92
S	-	-	-	-	-	-	-	-	-
D	-	9	-	-	-	8	-	-	17
E	-	-	20	-	-	3	-	-	23
F	-	-	-	-	-	-	-	-	-
Total Consumer/Other Loans	$91	$10	$20	$-	$-	$11	$-	$-	$132
Total Gross Loan Chargeoffs:	$91	$10	$20	$-	$-	$56	$-	$-	$177

	Term Loans							Revolving
	Amortized Cost Basis by Origination Year							Loans
							Revolving	Converted to
	2023	2022	2021	2020	2019	Prior	Loans	Term Loans	Total
June 30, 2023:
Real estate, nonresidential	$-	$-	$-	$-	$-	$-	$-	$-	$-
A,B, or C	-	-	-	-	-	-	-	-	-
S	-	-	-	-	-	-	-	-	-
D	-	-	-	-	-	-	-	-	-
E	-	-	-	-	-	270	-	-	270
F	-	-	-	-	-	-	-	-	-
Total Real estate, nonresidential loans	$-	$-	$-	$-	$-	$270	$-	$-	$270
Consumer/Other
A,B, or C	$117	$-	$-	$-	$-	$-	$-	$-	$117
S	-	-	-	-	-	-	-	-	-
D	-	-	-	-	-	-	-	-	-
E	-	-	-	-	-	-	-	-	-
F	-	-	-	-	-	-	-	-	-
Total Consumer/Other Loans	$117	$-	$-	$-	$-	$-	$-	$-	$117
Total Gross Loan Chargeoffs:	$117	$-	$-	$-	$-	$270	$-	$-	$387

7.  Shareholders’ Equity:

On May 22, 2024, the Board declared a dividend of $0.18 per share payable June 10, 2024, to shareholders of record on June 05, 2024. On April 20, 2023, the Board declared a dividend of $0.12 per share payable May 05, 2023, to shareholders of record on May 02, 2023.

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

Other Real Estate

In the course of lending operations, Management may determine that it is necessary to foreclose on the related collateral. Other real estate acquired through foreclosure or repossession is carried at fair value, less estimated costs to sell. The fair value of the collateral is based on appraisals performed by third-party valuation specialists or internally prepared valuations. Other real estate is a non-recurring Level 3 asset.

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

The balances of available for sale securities, which are the only assets measured at fair value on a recurring basis, by level within the fair value hierarchy and by investment type, as of June 30, 2024 and December 31, 2023, were as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
June 30, 2024:
U.S. Treasuries	$199,716	$-	$199,716	$-
Mortgage-backed securities	44,944	-	44,944	-
Collateralized mortgage obligations	81,866	-	81,866	-
States and political subdivisions	81,026	-	81,026	-
Total	$407,552	$-	$407,552	$-

December 31, 2023:
U.S. Treasuries	$115,458	$-	$115,458	$-
Mortgage-backed securities	47,785	-	47,785	-
Collateralized mortgage obligations	95,006	-	95,006	-
States and political subdivisions	81,228	-	81,228	-
Total	$339,477	$-	$339,477	$-

Collateral dependent loans, which are measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of June 30, 2024 and December 31, 2023 were as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
June 30, 2024	$-	$-	$-	$-
December 31, 2023	$6	$-	$-	$6

Other real estate, which is measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of June 30, 2024 and December 31, 2023 were zero, respectively.

The following table presents a summary of changes in the fair value of other real estate which is measured using Level 3 inputs (in thousands):

	June 30, 2024	December 31, 2023
Balance, beginning of year	$-	$259

Loans transferred to ORE	9	952

Sales	(9)	(1,114)

Write-downs	-	(97)

Balance, end of year	$-	$-

The carrying value and estimated fair value of financial instruments, by level within the fair value hierarchy, at June 30, 2024 and December 31, 2023 are as follows (in thousands):

	Carrying	Fair Value Measurements Using
	Amount	Level 1	Level 2	Level 3	Total
June 30, 2024:
Financial Assets:
Cash and due from banks	$17,526	$17,526	$-	$-	$17,526
Available for sale securities	407,552	-	407,552	-	407,552
Held to maturity securities, net	134,030	-	120,989	-	120,989
Other investments	350	350	-	-	350
Federal Home Loan Bank stock	3,180	-	3,180	-	3,180
Loans, net	235,590	-	-	224,000	224,000
Financial Liabilities:
Deposits:
Non-interest bearing	183,643	183,643	-	-	183,643
Interest bearing	464,170	-	-	406,565	406,565
Time deposits	27,101	-	-	26,226	26,226
Borrowings Federal Home Loan Bank	46,500	-	46,500	-	46,500
Borrowings under Bank Term Funding Program	30,000	-	30,000	-	30,000

	Carrying	Fair Value Measurements Using
	Amount	Level 1	Level 2	Level 3	Total
December 31, 2023:
Financial Assets:
Cash and due from banks	$22,794	$22,794	$-	$-	$22,794
Available for sale securities	339,477	-	339,477	-	339,477
Held to maturity securities, net	150,911	-	138,523	-	138,523
Other investments	350	350	-	-	350
Federal Home Loan Bank stock	2,334	-	2,334	-	2,334
Loans, net	235,115	-	-	221,896	221,896
Financial Liabilities:
Deposits:
Non-interest bearing	174,933	174,933	-	-	174,933
Interest bearing	483,662	-	-	424,398	424,398
Time deposits	29,895	-	-	28,939	28,939
Borrowings from Federal Home Loan Bank	18,500	-	18,500	-	18,500

9.  Income Taxes:

The income tax (benefit) expense and effective tax rate included in the consolidated statements of income are shown in the table below for the periods presented (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	Tax	Rate	Tax	Rate	Tax	Rate	Tax	Rate
Income Taxes (Benefit):
Current	$(229)	-11%	$560	15%	$332	6%	$692	10%
Deferred	-	0%	251	7%	70	2%	566	9%

Total income tax (benefit) expense	$(229)	-11%	$811	22%	$402	8%	$1,258	19%

For the three and six months ended June 30, 2024 and June 2023, the current effective tax rate differs from the statutory tax rate of 21%, which is primarily due to the tax-exempt interest income earned on certain investment securities, bank owned life insurance, and federal tax credits.

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

New Accounting Pronouncements

The Financial Accounting Standards Board issued several accounting standards updates during the first six months of 2024. Further disclosure is included in Note 1.

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

Allowance for credit losses on loans and leases and unfunded lending commitments

On January 1, 2023 the Company adopted Accounting Standards Codification (“ASC”) 326, “Financial Instruments-Credit Losses”, more commonly referred to as CECL. Under CECL, the allowance for credit losses (ACL) is a valuation account, measured as the difference between the Company’s amortized cost basis and the net amount expected to be collected on the financial assets (i.e., lifetime credit losses).

The CECL methodology described in FASB Accounting Standards Update (ASU) 2016-13, Financial Instruments—Credit Losses (Topic 326), applies to financial assets measured at amortized cost, and off-balance-sheet credit exposures (collectively, financial assets).

In general, the Company uses a broad range of data to estimate expected credit losses under CECL, including information about past events, current conditions, and reasonable and supportable forecasts relevant to assessing the collectability of the cash flows of financial assets.

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

Other Real Estate

Other real estate (“ORE”) includes real estate acquired through foreclosure or repossession. Each other real estate property is carried at fair value, less estimated costs to sell. Fair value is principally based on appraisals or other valuations performed by third-party valuation specialists. If Management determines that the fair value of a property has decreased subsequent to foreclosure, the Company records a write down which is included in non-interest expense.

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

GAAP Reconciliation and Explanation

This Form 10-Q contains non-GAAP financial measures determined by methods other than in accordance with GAAP. Such non-GAAP financial measures include taxable equivalent interest income and taxable equivalent net interest income. Management uses these non-GAAP financial measures because it believes they are useful for evaluating our operations and performance over periods of time, as well as in managing and evaluating our business and in discussions about our operations and performance. Management believes these non-GAAP financial measures provide users of our financial information with a meaningful measure for assessing our financial results, as well as comparison to financial results for prior periods. These non-GAAP financial measures should not be considered as a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled financial measures used by other companies. A reconciliation of these operating performance measures to GAAP performance measures for the three and six months ended June 30, 2024 and 2023 is included in the table below (in thousands).

RECONCILIATION OF NON-GAAP PERFORMANCE MEASURES

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Interest income reconciliation:
Interest income - taxable equivalent	$8,752	$8,712	$17,738	$17,212
Taxable equivalent adjustment	(57)	(62)	(114)	(125)

Interest income (GAAP)	$8,695	$8,650	$17,624	$17,087

Net interest income reconciliation:
Net interest income - taxable equivalent	$5,960	$7,264	$12,710	$14,377
Taxable equivalent adjustment	(57)	(62)	(114)	(125)

Net interest income (GAAP)	$5,903	$7,202	$12,596	$14,252

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

The Company reported net income of $2,329,000 for the second quarter of 2024 compared with net income of $2,910,000 for the second quarter of 2023. The Company reported net income of $4,744,000 for the first half of 2024 compared with net income of $5,533,000 for the first half of 2023. Results in the second quarter and first half of 2024 included a decrease in net income attributable to higher interest expense on deposits and borrowings, due to an increase in interest rates.

Managing the net interest margin is a key component of the Company’s earnings strategy. During 2022, the Federal Reserve increased rates by 425 basis points and again in 2023 increased rates by 100 basis points in an effort to slow inflation. As a result, total interest income increased $45,000 in the second quarter of 2024 as compared with 2023 and increased $537,000 in the first half of the year of 2024 as compared to 2023. This increase was attributable to higher interest income on loans along with higher interest income on overnight fed funds due to an increase in interest rates. Along with an increase in total interest income there was a more significant increase in total interest expense of $1,344,000 in the second quarter of 2024 as compared with 2023 and an increase of $2,193,000 in the first half of the year of 2024 as compared to 2023 as the cost of funds and borrowings in 2024 were significantly higher due to higher interest rates.

Monitoring asset quality, estimating potential losses in our loan portfolio, unfunded lending commitments and held to maturity debt securities and addressing non-performing loans continue to be a major focus of the Company. A provision for the allowance for credit losses of $0 was recorded in the second quarter of 2024 as compared with a negative provision of $312,000 for the second quarter of 2023. A reduction for credit losses on loans of $60,000 while a provision on unfunded commitments of $60,000 was recorded during the first two quarters of 2024 for a net effect of $0 compared to a reduction of the provision on loans and unfunded commitments of $297,000 for the first two quarters of 2023. On January 1, 2023, the Company adopted Accounting Standards Codification (“ASC”) 326, “Financial Instruments – Credit Losses,” more commonly referred to as CECL, on a modified retrospective basis. Upon adoption, the Company recognized an after-tax cumulative effect reduction to retained earnings totaling $81,000, this adjustment included adjustments to the allowance for credit losses on loans, unfunded lending commitments and held to maturity debt securities. The Company has worked diligently to address and reduce its non-performing assets. The Company’s nonaccrual loans totaled $455,000 and $213,000 at June 30, 2024 and December 31, 2023, respectively. Most of these loans are collateral-dependent, and the Company has rigorously evaluated the value of its collateral to determine potential losses.

Non-interest income decreased $42,000 for the second quarter of 2024 as compared with 2023 results. Results for the second quarter of 2024 included lower service charge income of $26,000 along with lower trust department income and fees of $17,000. Non-interest income decreased $6,000 for the first two quarters of 2024 as compared with 2023 results. Results for the first two quarters of 2024 included lower service charge income of $77,000 which was somewhat offset by higher trust income of $11,000 along with a gain on the sale of bank property of $42,000.

Non-interest expenses decreased $32,000 for the quarter ended June 30, 2024, as compared with 2023 results. This net decrease for the second quarter of 2024 was primarily the result of a decrease in salary and employee benefits of $278,000 which was the result of an increase in the discount rate which decreased the liability on deferred compensation expense. This was somewhat offset mostly by an increase in ATM expenses of $221,000 as compared with 2023. The lower ATM expense in 2023 resulted because of credits received from a third-party vendor. Non-interest expenses decreased $314,000 for the two quarters ended June 30, 2024, as compared with 2023 results. This net decrease for the two quarters ended June 30, 2024, was primarily the result of lower salary expenses of $645,000 due to an increase in the discount rate which decreased deferred compensation expense somewhat offset by higher ATM expenses of $234,000 and net occupancy expense of $128,000 and maintenance expense of $111,000.

Total assets at June 30, 2024 increased $49,009,000 as compared with December 31, 2023. Total deposits decreased $13,576,000. This decrease was mostly caused by the loss of several large public fund deposits in 2024 following competitive bid processes held in 2023 whereby the public fund deposit accounts were awarded to other local banks. The Company did not experience any additional losses of large public fund deposit accounts for the six months ended June 30, 2024. The decrease in deposits was offset by maturing securities along with borrowings from both the Bank Term Funding Program and the Federal Home Loan Bank. Borrowings increased $58,000,000 as compared with December 31, 2023.

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

Quarter Ended June 30, 2024 as Compared with Quarter Ended June 30, 2023

The Company’s average interest-earning assets decreased approximately $88,565,000, or 9.70%, from approximately $913,511,000 for the second quarter of 2023 to approximately $824,946,000 for the second quarter of 2024. The Company’s average balance sheet decreased primarily as average investments decreased approximately $34,299,000 along with a decrease in average balances due from financial institutions of approximately $54,123,000, along with a decrease in average loans of approximately $464,000 for the second quarter of 2024 as compared with the second quarter of 2023. Average loans decreased as principal payments, maturities, and charge-offs on existing loans exceeded new loans. Decreases in average deposits resulted in the decrease in balances due from financial institutions and investments in securities which resulted in an increase in average borrowings.

The average yield on interest-earning assets increased from 3.81% for the second quarter of 2023 to 4.24% for the second quarter of 2024. This increase is due to an increase in interest rates on overnight fed funds, loans, and securities in 2024.

Average interest-bearing liabilities decreased approximately $32,279,000 or 5%, from approximately $649,700,000 for the second quarter of 2023 to approximately $617,421,000 for the second quarter of 2024. Average savings and interest bearing DDA deposits decreased approximately $68,904,000 while time deposits decreased approximately $9,734,000. This decrease was mostly caused by the loss of several large public fund deposits in 2024 following competitive bid processes held in 2023 whereby the public fund deposit accounts were awarded to other local banks. Although average deposits decreased the Company evaluates on an ongoing and continuous basis various moderate to severe economic scenarios and does not anticipate a liquidity issue.

The average rate paid on interest-bearing liabilities for the second quarter of 2023 was 0.89% as compared with 1.81% for the second quarter of 2024. The Federal Reserve has increased rates significantly throughout 2022 and 2023 which has caused the bank in 2023 and 2024 to experience a rising cost of funds to stay competitive with other local banks.

The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 3.18% for the second quarter of 2023 as compared with 2.89% for the second quarter of 2024.

Six Months Ended June 30, 2024 as Compared with Six Months Ended June 30, 2023

The Company’s average interest-earning assets decreased approximately $45,656,000, or 5.23%, from approximately $873,188,000 for the first two quarters of 2023 to approximately $827,532,000 for the first two quarters of 2024. The Company’s average balance sheet decreased primarily as average investments decreased approximately $45,134,000 along with a decrease in average balances due from financial institutions of approximately $1,225,000, slightly offset with an increase in average loans of approximately $462,000 for the first two quarters of 2024 as compared with the first two quarters of 2023. Average loans increased as new loans exceeded principal payments, maturities, and charge-offs on existing loans. Decreases in average deposits resulted in the decrease in balances due from financial institutions and investments in securities which resulted in an increase in average borrowings.

The average yield on earning assets increased from 3.94% for the first two quarters of 2023 to 4.29% for the first two quarters of 2024. This increase is due to an increase in interest rates on overnight fed funds, loans, and securities in 2024.

Average interest-bearing liabilities decreased approximately $37,311,000, or 5.56%, from approximately $670,970,000 for the first two quarters of 2023 to approximately $633,659,000 for the first two quarters of 2024. Average savings and interest bearing DDA balances decreased approximately $64,776,000 while average time deposits decreased approximately $10,219,000. This decrease was mostly caused by the loss of several large public fund deposits in 2024 following competitive bid processes held in 2023 whereby the public fund deposit accounts were awarded to other local banks. Although average deposits decreased the Company evaluates on an ongoing and continuous basis various moderate to severe economic scenarios and does not anticipate a liquidity issue.

The average rate paid on interest-bearing liabilities for the first two quarters of 2023 was 0.85% compared with 1.59% for the first two quarters of 2024. The Federal Reserve has increased rates significantly throughout 2022 and 2023 which has caused the bank in 2023 and 2024 to experience a rising cost of funds to stay competitive with other local banks.

The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 3.29% for the first two quarters of 2023 as compared with 3.07% for the first two quarters of 2024.

The tables on the following pages analyze the changes in tax-equivalent net interest income for the quarter and six months ended June 30, 2024 and 2023.

Analysis of Average Balances, Interest Earned/Paid and Yield (In Thousands)

	Quarter Ended June 30, 2024			Quarter Ended June 30, 2023
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate
Loans (2)(3)	$236,637	$3,465	5.86%	$237,101	$3,295	5.56%

Balances due from financial institutions	21,906	319	5.82%	76,029	297	1.56%

HTM:
Taxable	106,052	762	2.87%	221,386	2,055	3.71%
Non taxable (1)	33,335	243	2.92%	36,759	262	2.85%

AFS:
Taxable	420,805	3,902	3.71%	336,011	2,743	3.27%
Non taxable (1)	3,693	25	2.71%	4,028	31	3.08%
Other	2,518	36	5.72%	2,197	29	5.28%

Total	$824,946	$8,752	4.24%	$913,511	$8,712	3.81%
Savings & interest-bearing DDA	$543,589	$2,060	1.52%	$612,493	$1,397	0.91%
Time deposits	27,424	95	1.39%	37,158	50	0.54%
Borrowings under Term Funding Program	30,000	439	5.85%	-	-	0.00%
Borrowings from FHLB	16,408	198	4.83%	49	1	8.16%

Total	$617,421	$2,792	1.81%	$649,700	$1,448	0.89%

Net tax-equivalent spread			2.43%			2.92%
Net tax-equivalent margin on earning assets			2.89%			3.18%

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 21% in 2024 and 2023. See disclosure of Non-GAAP financial measures on page 40.

(2) Loan fees of $76 and $81 for 2024 and 2023, respectively, are included in these figures.

(3) Includes nonaccrual loans.

Analysis of Average Balances, Interest Earned/Paid and Yield

(In Thousands)

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate
Loans (2)(3)	$236,584	$7,027	5.94%	$236,122	$6,272	5.31%

Balances due from depository institutions	49,310	1,349	5.47%	50,535	1,204	4.77%

HTM:
Taxable	111,202	1,629	2.93%	202,785	3,608	3.56%
Non taxable (1)	33,556	485	2.89%	37,076	530	2.86%

AFS:
Taxable	390,737	7,122	3.65%	340,414	5,478	3.22%
Non taxable (1)	3,716	51	2.74%	4,070	63	3.10%
Other	2,427	75	6.18%	2,186	57	5.22%

Total	$827,532	$17,738	4.29%	$873,188	$17,212	3.94%
Savings & interest-bearing DDA	$567,193	$4,008	1.41%	$631,969	$2,734	0.87%
Time deposits	28,351	185	1.31%	38,570	91	0.47%
Borrowings under Term Funding Program	28,352	584	4.12%	-	-	0.00%
Borrowings from FHLB	9,763	251	5.14%	431	10	4.64%

Total	$633,659	$5,028	1.59%	$670,970	$2,835	0.85%

Net tax-equivalent spread			2.70%			3.10%

Net tax-equivalent margin on earning assets			3.07%			3.29%

(1) All interest earned is reported on a taxable equivalent basis using a tax rate of 21% in 2024 and 2023. See disclosure of Non-GAAP financial measures on page 40.

(2) Loan fees of $267 and $157 for 2024 and 2023, respectively, are included in these figures.

(3) Includes nonaccrual loans.

Analysis of Changes in Interest Income and Interest Expense

(In Thousands)

	For the Quarter Ended
	June 30, 2024 compared with June 30, 2023
	Volume	Rate	Rate/Volume	Total
Interest earned on:

Loans	$(7)	$177	$-	$170

Balances due from financial institutions	(211)	810	(577)	22

Held to maturity securities:
Taxable	(1,071)	(464)	242	(1,293)
Non taxable	(24)	5	-	(19)

Available for sale securities:
Taxable	693	372	94	1,159
Non taxable	(2)	(4)	-	(6)
Other	5	2	-	7

Total	$(617)	$898	$(241)	$40

Interest paid on:

Savings & interest-bearing DDA	$(157)	$924	$(104)	$663
Time deposits	(13)	79	(21)	45
Borrowings under Term Fund	-	-	439	439
Borrowings from FHLB	333	-	(136)	197

Total	$163	$1,003	$178	$1,344

Analysis of Changes in Interest Income and Interest Expense

(In Thousands)

	For the Six Months Ended
	June 30, 2024 compared with June 30, 2023
	Volume	Rate	Rate/Volume	Total
Interest earned on:

Loans	$12	$741	$2	$755

Balances due from financial institutions	(29)	178	(4)	145

Held to maturity securities:
Taxable	(1,629)	(638)	288	(1,979)
Non taxable	(50)	6	(1)	(45)

Available for sale securities:
Taxable	810	726	108	1,644
Non taxable	(6)	(7)	1	(12)
Other	6	11	1	18

Total	$(886)	$1,017	$395	$526

Interest paid on:

Savings & interest-bearing DDA	$(280)	$1,732	$(178)	$1,274
Time deposits	(24)	161	(43)	94
Borrowings under Term Fund	-	-	584	584
Borrowings from FHLB	217	1	23	241

Total	$(87)	$1,894	$386	$2,193

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

The Bank’s on-going, systematic evaluation resulted in the Bank recording a provision of $0 and a negative provision for the allowance for credit losses of $312,000 for the second quarter of 2024 and 2023, respectively. The Bank recorded a negative provision for the allowance for credit losses on loans and leases of $60,000 and a provision on unfunded commitments of $60,000 which net to zero, no provision was needed for the allowance for credit losses on held to maturity securities for the first six months ended June 30, 2024. The Bank recorded a negative provision of $297,000 for the first six months ended June 30, 2023.

The Bank’s analysis includes evaluating the current values of collateral securing all nonaccrual loans. Nonaccrual loans totaled $455,000 and $213,000 with $0 and $39,500 in specific reserves on these loans as of June 30, 2024 and December 31, 2023, respectively. The specific reserves allocated to nonaccrual loans are relatively low as collateral values appear sufficient to cover loan losses, or the loan balances have been charged down to their realizable value.

The allowance for credit losses on loans and leases as a percentage of loans was 1.32% and 1.35% at June 30, 2024 and December 31, 2023, respectively. The Company believes that its allowance for credit losses on loans and leases is appropriate as of June 30, 2024.

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

Non-interest income

Quarter Ended June 30, 2024 as Compared with Quarter Ended June 30, 2023

Non-interest income decreased $42,000 for the second quarter of 2024 as compared with the second quarter of 2023. Results in 2024 included lower service charge income of $26,000 and lower trust department income and fees of $17,000 which can fluctuate in the normal course of business.

Six Months Ended June 30, 2024 as Compared with Six Months Ended June 30, 2023

Non-interest income decreased $6,000 for the first two quarters of 2024 as compared with the first two quarters of 2023. Results in 2024 included lower service charge income of $77,000 offset mostly by a gain on the sale of bank property of $42,000 along with higher trust department income and fees of $11,000, both service charge income and trust income can fluctuate in the normal course of business.

Non-interest expense

Quarter Ended June 30, 2024 as Compared with Quarter Ended June 30, 2023

Total non-interest expense decreased $32,000 for the second quarter of 2024 as compared with the second quarter of 2023. In 2024, salary and employee benefits decreased by $278,000 due to the increase in the discount rate which decreased the liabilities associated with deferred compensation expense offset somewhat by an increase in ATM expenses of $221,000 which was lower in 2023 due to the result of credits received from a third-party vendor.

Six Months Ended June 30, 2024 as Compared with Six Months Ended June 30, 2023

Total non-interest expense decreased $314,000 for the first two quarters of 2024 as compared with the first two quarters of 2023. In 2024, salary and employee benefits decreased by $645,000 due to a decrease in the liabilities associated with deferred compensation expense. This decrease was somewhat offset by an increase in ATM expense of $234,000, which was lower in 2023 due to the result of credits received from a third-party vendor. Net occupancy expense increased $128,000 along with an increase in maintenance expense of $111,000.

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

Quarter Ended June 30, 2024 as Compared with Quarter Ended June 30, 2023

The Company has started to record deferred and current income tax expenses in the first and second quarters of 2024 and 2023, respectively. Income tax expense decreased $1,040,000 due to a tax (benefit) of $229,000 for the second quarter of 2024 as compared with tax expense of $811,000 for the second quarter of 2023. This decrease was primarily due to a release of the Company’s tax valuation allowance against deferred tax assets related to federal tax credits expected to be utilized in 2024. Additionally, second quarter 2024 pretax income was $1,621,000 less than the same period in 2023.

Six Months Ended June 30, 2024 as Compared with Six Months Ended June 30, 2023

Income tax expense decreased $856,000 to $402,000 for the first six months of 2024 as compared with $1,258,000 for the first six months of 2023. This decrease was due to a decrease in pretax income of $1,645,000 year over year and a release of the Company’s tax valuation allowance against deferred tax assets related to federal tax credits expected to be utilized in 2024.

The federal tax credits include a rehabilitation tax credit for the recent renovation of the trust and asset area as well as the Ellzey building along with a low-income housing tax credit. The Company plans to use these credits of $1,033,090 in 2024 for up to 75% of its taxable liability, with any remaining amount carried forward to future periods.

The effective tax rate for the three months and six months ended June 30, 2024, was (11)% and 8%, respectively.

FINANCIAL CONDITION

Cash and due from banks decreased $5,268,000 at June 30, 2024, compared with December 31, 2023. This decrease was due to a decrease in total deposits.

Available for sale securities increased $68,075,000 and held to maturity securities decreased $16,881,000, respectively at June 30, 2024 compared with December 31, 2023 as the Company decreased its held to maturity securities and increased its available for sale investment purchases. As securities mature the proceeds are used to pay down borrowings.

Gross loans increased $401,000 at June 30, 2024 compared with December 31, 2023, as new loans outpaced principal payments, maturities, and charge-offs on existing loans.

Total deposits decreased $13,576,000 at June 30, 2024, compared with December 31, 2023. Typically, significant increases or decreases in total deposits and/or significant fluctuations among the different types of deposits from quarter to quarter are anticipated by Management as customers in the casino industry and county and municipal entities reallocate their resources periodically. Deposits from county and municipal entities increase significantly during the first quarter of each year based on property tax collections.

As interest rates have increased and the cost of attracting new deposits and replacing deposit run-off has increased, the Bank experienced a decrease in deposit balances during the six months ended June 30, 2024. This decrease was mostly caused by the loss of several large public fund deposits during 2023 that ran off in 2024 following competitive bid processes whereby the public fund deposit accounts were awarded to other local banks. The Company did not experience any additional losses of large public fund deposit accounts for the six months ended June 30, 2024.

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

The main components and requirements of the CBLR framework are as follows:

As of June 30, 2024 and December 31, 2023, the Bank’s community bank leverage ratio was 11.84% and 12.59%, respectively, both of which exceed the CBLR minimum of 9.00%.

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

Deposits, payments of principal and interest on loans, proceeds from maturities of investment securities and earnings on investment securities are the principal sources of funds for the Company. Borrowings from the FHLB, federal funds sold and federal funds purchased are utilized by the Company to manage its daily liquidity position. The Company has also been approved to participate in the Federal Reserve Bank’s Discount Window Primary Credit Program, as well as its Bank Term Funding Program. The Company was able to borrow under the Bank Term Funding Program $30,000,000 at a rate of 4.87% which matures in January 2025. As of June 30, 2024, the Company was able to borrow up to $6,636,000 from the Federal Reserve Bank Discount Window Primary Credit Program. The borrowing limit is based on the amount of collateral pledged, with certain loans from the Bank’s portfolio serving as collateral. The Company has $114,186,000 available under a line of credit with the Federal Home Loan Bank of Dallas with $67,686,000 available. The Company has additional contingency funding capacity with various other financial institutions in the amount of $30,500,000.

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

Item 4:  Controls and Procedures

As of June 30, 2024, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the six month period ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1:  Legal Proceedings

The Bank is involved in various legal matters and claims which are being defended and handled in the ordinary course of business. None of these matters are expected, in the opinion of Management, to have a material adverse effect upon the financial position or results of operations of the Company.  However, the Company reached a confidential, preliminary agreement on July 31, 2024, to settle a lawsuit that was filed in 2023.  While this matter has not been previously disclosed since Management did not believe in prior periods that this lawsuit would have a material adverse effect upon the financial position or results of operations of the Company, the decision to settle the litigation was made after consulting with legal counsel and considering the long-term best interest of the Company.  Although the preliminary agreement is not yet finalized, the Company records accruals in the normal course of business for legal expenses and contingencies and believes that there are adequate accruals to absorb the payment of this settlement at the time the payment is made which is estimated to be in the fourth quarter of 2024.

Additionally, on June 30, 2023, Stilwell Activist Investments, L.P., issued a letter to the Company and each of the directors of the Company demanding that they immediately commence litigation on behalf of the Company for an alleged breach by the Company’s Board of Directors of its fiduciary duties in allegedly failing to properly oversee and supervise Chevis and Tanner Swetman’s management of the Company. At its July meeting, the Board of Directors of the Company established a Special Litigation Committee made up of the independent directors to investigate the allegations made in the letter. Rather than wait for the Special Litigation Committee to conclude its inquiry, Stilwell Activist Investments, L.P., filed a Complaint against the Company and Directors Chevis Swetman, Padrick D. Dennis, Jeffrey H. O’Keefe, Paige Reed Riley, Ronald Barnes, and George Sliman, III, making the same allegations that appear in the demand letter. The Court stayed the lawsuit pending the Special Litigation Committee’s inquiry. The Special Litigation Committee concluded that pursuing the claims is not in the Company’s best interest, and on March 22, 2024, the Company filed a motion to dismiss.  The court has scheduled a hearing on the motion to dismiss for September 11, 2024.

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
Exhibit 101

The following materials from the Company’s quarterly report on Form 10-Q for the three and six months ended June 30, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Condition at June 30, 2024 and December 31, 2023, (ii) Consolidated Statements of Income for the three and six ended June 30, 2024 and 2023, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2024 and 2023, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2024 and 2023, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023 and (vi) Notes to the Unaudited Consolidated Financial Statements for three and six months ended June 30, 2024 and 2023.

Exhibit 104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL CORPORATION

(Registrant)

Date:	August 12, 2024

By:	/s/ Chevis C. Swetman
Chevis C. Swetman Chairman, President and Chief Executive Officer (principal executive officer)

Date:	August 12, 2024

By:	/s/ Leslie B. Fulton
Leslie B. Fulton Chief Financial Officer and Controller (principal financial and accounting officer)