Form 10-Q
period 2024-09-30
PEOPLES FINANCIAL CORP /MS/
filed 2024-11-12
CIK 770460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number	001-12103

PEOPLES FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Mississippi	64-0709834
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Lameuse and Howard Avenues, Biloxi, Mississippi	39533
(Address of principal executive offices)	(Zip Code)

(228) 435-5511
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	PFBX	None

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

Large accelerated filer ☐	Accelerated filer ☐	Smaller reporting company ☒
Non-accelerated filer ☒		Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date. Peoples Financial Corporation has only one class of common stock authorized. At October 31, 2024, there were 15,000,000 shares of $1 par value common stock authorized, with 4,661,686 shares issued and outstanding.

Part 1 – Financial Information

Item 1: Financial Statements

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition (continued)

(in thousands except share data)

	September 30, 2024	December 31, 2023
	(unaudited)	(audited)
Assets
Cash and due from banks	$42,253	$22,794
Available for sale securities, amortized cost of $371,236 at September 30, 2024; $379,195 at December 31, 2023	341,878	339,477
Held to maturity securities, fair value of $123,414 at September 30, 2024; $138,523 at December 31, 2023	133,665	150,941
Less: Allowance for credit losses on held to maturity securities	30	30
Held to maturity securities, net	133,635	150,911
Other investments	350	350
Federal Home Loan Bank Stock, at cost	434	2,334
Loans	239,259	238,339
Less: Allowance for credit losses on loans and leases	3,091	3,224
Loans, net	236,168	235,115
Bank premises and equipment, net of accumulated depreciation	19,139	19,470
Accrued interest receivable	3,608	3,520
Cash surrender value of life insurance	21,850	21,375
Intangible asset	491	538
Other assets	14,346	1,854
Total assets	$814,152	$797,738
Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Demand, non-interest bearing	$187,866	$174,933
Savings and demand, interest bearing	439,941	483,662
Time, $250,000 or more	14,922	7,518
Other time deposits	23,357	22,377
Total deposits	666,086	688,490
Advances from Federal Home Loan Bank	—	18,500
Borrowings under Bank Term Funding Program	30,000	—
Employee and director benefit plans liabilities	19,352	19,581
Other liabilities	2,321	1,884
Total liabilities	717,759	728,455
Shareholders' Equity:
Common stock, $1 par value, 15,000,000 shares authorized, 4,661,686 shares issued and outstanding at September 30, 2024 and December 31, 2023	4,662	4,662
Surplus	65,780	65,780
Undivided profits	56,910	37,574
Accumulated other comprehensive loss	(30,959)	(38,733)
Total shareholders' equity	96,393	69,283
Total liabilities and shareholders' equity	$814,152	$797,738

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Income

(in thousands except per share data) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest income:
Interest and fees on loans	$3,649	$3,237	$10,676	$9,509
Interest and dividends on securities:
U. S. Treasuries	1,753	1,370	5,941	5,236
Mortgage-backed securities	561	927	1,887	2,726
States and political subdivisions	980	1,084	2,984	3,264
Collateralized mortgage obligations	749	887	2,404	2,596
Other investments	40	31	115	88
Interest on balances due from depository institutions	98	303	1,447	1,507
Total interest income	7,830	7,839	25,454	24,926
Interest expense:
Deposits	1,760	1,471	5,953	4,296
Borrowings	791	19	1,626	29
Total interest expense	2,551	1,490	7,579	4,325
Net interest income	5,279	6,349	17,875	20,601
Provision for credit losses	(48)	22	(48)	(275)
Net interest income after provision for credit losses	$5,327	$6,327	$17,923	$20,876
Non-interest income:
Trust department income and fees	$628	$613	$1,863	$1,837
Service charges on deposit accounts	780	781	2,360	2,437
Increase in cash surrender value of life insurance	123	120	363	352
Gain (loss) on sale of property, plant and equipment, net	4	30	46	30
Other income	215	201	622	599
Total non-interest income	1,750	1,745	5,254	5,255
Non-interest expense:
Salaries and employee benefits	2,768	2,889	7,938	8,704
Net occupancy	558	574	1,644	1,532
Equipment rentals, depreciation and maintenance	784	698	2,239	2,042
FDIC and state banking assessments	122	125	320	357
Data processing	311	289	955	937
ATM expense	265	265	668	434
Other real estate expense	1	1	1	37
Legal expense	29	125	349	434
Other expense	905	868	2,583	2,625
Total non-interest expense	5,743	5,834	16,697	17,102
Income before income taxes	1,334	2,238	6,480	9,029
Income tax (benefit) expense	(14,097)	328	(13,695)	1,586
Net income	$15,431	$1,910	$20,175	$7,443
Basic and diluted earnings per share	$3.31	$0.41	$4.33	$1.59
Dividends declared per share	$—	$—	$0.18	$0.12

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$15,431	$1,910	$20,175	$7,443
Other comprehensive income (loss):
Net unrealized gain (loss) on available for sale securities, net of tax	6,762	(7,253)	7,774	(2,812)
Total other comprehensive income (loss)	6,762	(7,253)	7,774	(2,812)
Total comprehensive income (loss)	$22,193	$(5,343)	$27,949	$4,631

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands except share data) (unaudited)

					Accumulated
	Number of				Other
	Common	Common		Undivided	Comprehensive
	Shares	Stock	Surplus	Profits	Income (loss)	Total
Balance, January 1, 2023	4,678,186	$4,678	$65,780	$31,154	$(46,418)	$55,194
Cumulative effect of accounting change				(81)		(81)
Total shareholders' equity at beginning of period, as adjusted	4,678,186	4,678	65,780	31,073	(46,418)	55,113
Net income				2,623		2,623
Other comprehensive income					5,051	5,051
Balance, March 31, 2023	4,678,186	$4,678	$65,780	$33,696	$(41,367)	$62,787
Net income				2,910		2,910
Other comprehensive (loss)					(610)	(610)
Dividend declared ($0.12 per share)				(561)		(561)
Balance, June 30, 2023	4,678,186	$4,678	$65,780	$36,045	$(41,977)	$64,526
Net income				1,910		1,910
Other comprehensive (loss)					(7,253)	(7,253)
Stock repurchase	(5,500)	(5)		(65)		(70)
Balance, September 30, 2023	4,672,686	$4,673	$65,780	$37,890	$(49,230)	$59,113
Balance, January 1, 2024	4,661,686	$4,662	$65,780	$37,574	$(38,733)	$69,283
Net income				2,415		2,415
Other comprehensive (loss)					(1,035)	(1,035)
Balance, March 31, 2024	4,661,686	$4,662	$65,780	$39,989	$(39,768)	$70,663
Net income				2,329		2,329
Other comprehensive income					2,047	2,047
Dividend declared ($0.18 per share)				(839)		(839)
Balance, June 30, 2024	4,661,686	$4,662	$65,780	$41,479	$(37,721)	$74,200
Net income				15,431		15,431
Other comprehensive income					6,762	6,762
Balance, September 30, 2024	4,661,686	$4,662	$65,780	$56,910	$(30,959)	$96,393

Note: Balances as of January 1, 2023 and 2024 were audited.

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands) (unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$20,175	$7,443
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,252	1,128
Provision for credit losses	(48)	(275)
Amortization of intangible asset	47	46
(Accretion) amortization of available for sale securities	(2,231)	(27)
Amortization (accretion) of held to maturity securities	313	(2,141)
Gain on sale of bank premises and equipment	(46)	(30)
Loss (gain) on sales of other real estate	—	62
Increase in cash surrender value of life insurance	(363)	(352)
Change in accrued interest receivable	(88)	(83)
Change in deferred tax	(14,079)	(1,247)
Change in other assets	(996)	1,426
Change in employee and director benefit plan liabilities and other liabilities	156	366
Net cash provided by operating activities	$4,092	$6,316
Cash flows from investing activities:
Proceeds from maturities of available for sale securities	$173,258	$50,942
Purchases of available for sale securities	(163,069)	(30,161)
Proceeds from maturities of held to maturity securities	16,963	198,977
Purchases of held to maturity securities	—	(162,970)
Purchases of Federal Home Loan Bank stock	1,900	(74)
Loans, net change	(962)	7,382
Proceeds from sales of other real estate	9	197
Acquisition of bank premises and equipment	(942)	(2,106)
Proceeds from sale of bank premises and equipment	65	46
Investment in cash surrender value of life insurance	(112)	(105)
Net cash provided by investing activities	27,110	62,128
Cash flows from financing activities:
Demand and savings deposits, net change	(30,788)	(46,416)
Time deposits, net change	8,384	(9,130)
Stock repurchase	—	(70)
Borrowings from Federal Home Loan Bank	829,150	110,000
Repayments to Federal Home Loan Bank	(847,650)	(110,000)
Borrowings under Bank Term Funding Program	30,000	—
Cash dividends	(839)	(561)
Net cash (used in) financing activities	(11,743)	(56,177)
Net (decrease) increase in cash and cash equivalents	19,459	12,267
Cash and cash equivalents, beginning of period	22,794	32,836
Cash and cash equivalents, end of period	$42,253	$45,103
Supplemental disclosures of noncash investing activities
Transfer from loans to other real estate owned	$9	$952

See Notes to Consolidated Financial Statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2024 and 2023

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.Basis of Presentation:

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

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, except for the recording of a one-time discrete reduction to income tax expense of $15,194,000 in the current quarter, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the consolidated financial position of the Company and its subsidiaries as of September 30, 2024 and December 31, 2023 the results of their operations and their cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2023 Annual Report and Form 10-K.

CRITICAL ACCOUNTING POLICIES

The results of operations for the quarter and nine months ended September 30, 2024, are not necessarily indicative of the results to be expected for the full year.

Use of Estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determination of the allowance for credit losses, the valuation of other real estate acquired in connection with foreclosure or repossession or in satisfaction of loans, and valuation allowances associated with the realization of deferred tax assets, which are based on future taxable income.  In the third quarter of 2024, the Company reassessed the valuation allowance based upon its projections of future sources of taxable income in accordance with applicable accounting guidance and determined it was appropriate to reverse substantially all the valuation allowance which resulted in a one-time discrete reduction to income tax expense of $15,194,000 in the current quarter.

Summary of Significant Accounting Policies - The accounting and reporting policies of the Company conform to GAAP and general practices within the banking industry.

The Company’s loan portfolio segments as of September 30, 2024 and December 31, 2023 were as follows:

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

RECENT ACCOUNTING PRONOUNCEMENTS

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

Accounting Standards Update-In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update 2023-07 (“ASU 2023-07”), Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.  The guidance issued in this update requires improvement to the disclosures about a public entity’s reportable segments and more detailed information about a reportable segment’s expenses and other segment items.  Even though the Company has a single reportable segment, all the disclosures required by this update are required.  Under this guidance, public entities are required to disclose segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment that are currently required annually.  The goal of these disclosures is the enable investors to develop more decision-useful financial analyses.  This updated is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024.  Early adoption is permitted.  The amendments in this update should be applied retrospectively to all previous periods presented.  The Company does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements.

There was a material change or development during the reporting period with respect to methodologies that the Company uses when applying what management believes are critical accounting policies and developing critical accounting estimates as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2023.  In the third quarter of 2024, the Company reassessed the valuation allowance based upon its projections of future sources of taxable income in accordance with applicable accounting guidance and determined it was appropriate to reverse substantially all the valuation allowance which resulted in a one-time discrete reduction to income tax expense of $15,194,000 in the current quarter.

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

The CECL standard also requires an assessment of the Bank’s held to maturity debt securities for expected credit losses and the available for sale debt securities for credit-related impairment. The Bank applies the practical expedient to exclude the accrued interest receivable balance of $1,222,789 from the amortized cost basis of held to maturity debt securities. The allowance for credit losses on held to maturity debt securities is estimated on a collective or pool basis when similar risk characteristics exist; held to maturity debt securities that share similar risk characteristics are collectively assessed for credit losses. A separate contra valuation account is available to absorb losses on securities. The allowance for credit loss is limited to the amount by which the fair value is less than the amortized cost basis. The Bank evaluates credit impairment on available for sale debt securities at an individual security level. This evaluation is done for securities whose fair value is below amortized cost with a more than inconsequential risk of default and where the Bank has assessed the decline in fair value is significant enough to suggest a credit event occurred. Credit events are generally assessed based on adverse conditions specifically related to the security, an industry, or geographic area, changes in the financial condition of the issuer of the security, or in the case of an asset-backed debt security, changes in the financial condition of the underlying loan obligors. The allowance for credit losses for such securities is measured using a discounted cash flow methodology, through which management compares the present value of expected cash flows with the amortized cost basis of the security. The allowance for credit loss is limited to the amount by which the fair value is less than the amortized cost basis. If the Bank intends to sell the debt security, or more likely than not will be required to sell the security before recovery of its amortized cost basis, the security is charged down to fair value against the allowance for credit losses, with any incremental impairment reported in earnings.

The Bank reassesses the credit losses at each reporting period and records subsequent changes in the allowance for credit losses on loans, unfunded commitments and securities with a corresponding adjustment recorded in the provision for credit loss expense.

2.	Earnings Per Share:

Per share data is based on the weighted average shares of common stock outstanding of 4,661,686 and 4,678,065 for the nine months ended September 30, 2024 and 2023, respectively.

3.	Statements of Cash Flows:

The Company has defined cash and cash equivalents as cash and due from banks. The Company paid $7,571,786 and $4,316,512 for the nine months ended September 30, 2024 and 2023, respectively, for interest on deposits and borrowings. The Company paid $835,000 and $415,000 in estimated income tax payments during the nine months ended September 30, 2024 and 2023, respectively. Two loans were transferred to other real estate and the collateral sold during the nine months ended September 30, 2024. One loan in the amount of $952,000 was transferred to other real estate during the nine months ended September 30, 2023.

4.	Investments:

Effective January 1, 2023, in conjunction with the adoption of CECL, and again at December 31, 2023 and September 30, 2024, the Company evaluated credit impairment for individual securities available for sale whose fair value was below amortized cost with a more than inconsequential risk of default and where the Company had assessed the decline in fair value significant enough to suggest a credit event occurred. There were no securities that met the criteria of a credit loss event and therefore, no allowance for credit loss was recorded for either period. The Company also evaluated impairment for individual securities held to maturity and determined an allowance for credit loss of $41,000 should be established as of January 1, 2023. A reversal of a portion of the impairment of $(11,346) was recorded as of December 31, 2023. No additional impairment was recorded as of September 30, 2024.

The amortized cost, fair value and allowance for credit losses related to securities at September 30, 2024 and December 31, 2023, are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
September 30, 2024	Cost	Gains	Losses	Fair Value
Available for sale securities:
U.S. Treasuries	$139,174	464	$(5,846)	$133,792
Mortgage-backed securities	47,970	46	(3,389)	44,627
Collateralized mortgage obligations	83,142	62	(4,429)	78,775
States and political subdivisions	100,950	—	(16,266)	84,684
Total available for sale securities	$371,236	$572	$(29,930)	$341,878

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2023	Cost	Gains	Losses	Fair Value
Available for sale securities:
U.S. Treasuries	$123,945	$55	$(8,542)	$115,458
Mortgage-backed securities	52,374	14	(4,603)	47,785
Collateralized mortgage obligations	101,316	17	(6,327)	95,006
States and political subdivisions	101,560	—	(20,332)	81,228
Total available for sale securities	$379,195	$86	$(39,804)	$339,477

There was no allowance for credit losses on available-for-sale securities as of September 30, 2024 or December 31, 2023.

		Gross	Gross		Allowance	Net
	Amortized	Unrealized	Unrealized	Estimated	for Credit	Carrying
September 30, 2024	Cost	Gains	Losses	Fair Value	Losses	Amount
Held to maturity securities:
U.S. Treasuries	$44,971	$74	$(315)	$44,730	$—	$44,971
States and political subdivisions	88,694	16	(10,026)	78,684	(30)	88,664
Total held to maturity securities	$133,665	$90	$(10,341)	$123,414	$(30)	$133,635

		Gross	Gross		Allowance	Net
	Amortized	Unrealized	Unrealized	Estimated	for Credit	Carrying
December 31, 2023	Cost	Gains	Losses	Fair Value	Losses	Amount
Held to maturity securities:
U.S. Treasuries	$59,901	$41	$(907)	$59,035	$—	$59,901
States and political subdivisions	91,040	23	(11,575)	79,488	(30)	91,010
Total held to maturity securities	$150,941	$64	$(12,482)	$138,523	$(30)	$150,911

Management analyzed financial data on the state and political subdivision held-to-maturity securities. For the securities that do not have ratings, management assigned a rating based on ratings for similar municipalities. This evaluation is done for securities whose fair value is below amortized cost with a more than inconsequential risk of default and where the Company has assessed the decline in fair value is significant enough to suggest a credit event occurred. Credit events are generally assessed based on adverse conditions specifically related to the security, an industry, geographic area, changes in the financial condition of the issuer of the security, or in the case of an asset-backed debt security, changes in the financial condition of the underlying loan obligors. Management utilized a model provided by a third-party vendor to calculate the potential reserve required on the specific securities. The approach utilizes many inputs including enhanced and underlying ratings, maturity, issuer type/subtype, NAICS code, origination date, refunding status as well as state and region. At adoption of CECL, management determined there was a reserve required for the allowance for credit losses on held-to-maturity securities. At the end of the year an updated analysis was performed, and management determined a reduction of the provision for credit losses on held to maturity securities was appropriate as of December 31, 2023. No additional provision or reduction was required as of September 30, 2024.

The following table shows a rollforward of the allowance for credit losses on held-to-maturity securities for the nine months ended September 30, 2024 and the year ended December 31, 2023 (in thousands):

State and political
subdivisions
Balance, December 31, 2023	$30
Provision for credit losses	—
Charge-offs of securities	—
Recoveries	—
Balance, September 30, 2024	$30

State and political
subdivisions
Balance, December 31, 2022	$—
Adjustment for adoption of ASU 2016-13	41
Provision for credit losses	(11)
Charge-offs of securities	—
Recoveries	—
Balance, December 31, 2023	$30

The Company monitors the credit quality of the debt securities held-to-maturity through the use of credit ratings. The Company monitors the credit ratings on a quarterly basis. The following table summarizes the amortized cost of debt securities held-to-maturity at September 30, 2024 and December 31, 2023, aggregated by credit quality indicators (in thousands):

September 30, 2024
Aaa	$44,971
Aa1/Aa2/Aa3	38,183
A1/A2	3,171
Baa1/Baa2	1,000
Not rated	46,340
Total	$133,665

December 31, 2023
Aaa	$59,901
Aa1/Aa2/Aa3	38,496
A1/A2	3,195
Baa1/Baa2	1,003
Not rated	48,346
Total	$150,941

At September 30, 2024 and December 31, 2023, the Company had no securities held-to-maturity that were past due 30 days or more as to principal or interest payments. The Company had no securities held-to-maturity classified as nonaccrual for the nine months ended September 30, 2024 and the year ended December 31, 2023.

The amortized cost and fair value of debt securities at September 30, 2024, (in thousands) by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale securities:
Due in one year or less	$39,954	$39,892
Due after one year through five years	106,869	100,991
Due after five years through ten years	49,508	42,658
Due after ten years	43,793	34,935
Mortgage-backed securities	47,970	44,627
Collaterized mortgage obligations	83,142	78,775
Total	$371,236	$341,878
Held to maturity securities:
Due in one year or less	$34,561	$34,401
Due after one year through five years	39,631	38,256
Due after five years through ten years	37,618	33,876
Due after ten years	21,855	16,881
Total	$133,665	$123,414

Available for sale securities with gross unrealized losses at September 30, 2024 and December 31, 2023, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows (in thousands):

	Less Than Twelve Months		Over Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
Available for Sale	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
September 30, 2024:
U.S. Treasuries	$14,972	$9	$83,519	5,837	98,491	$5,846
Mortgage-backed securities	672	—	38,214	3,389	38,886	3,389
Collateralized mortgage obligations	6,468	18	63,497	4,411	69,965	4,429
States and political subdivisions	—	—	84,544	16,266	84,544	16,266
Total	$22,112	$27	$269,774	$29,903	$291,886	$29,930

	Less Than Twelve Months		Over Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
Available for Sale	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2023:
U.S. Treasuries	$24,750	$22	$85,660	$8,520	110,410	$8,542
Mortgage-backed securities	2,811	20	38,521	4,583	41,332	4,603
Collateralized mortgage obligations	—	—	90,290	6,327	90,290	6,327
States and political subdivisions	—	—	81,088	20,332	81,088	20,332
Total	$27,561	$42	$295,559	$39,762	$323,120	$39,804

At September 30, 2024, 12 of the 19 Treasuries, 39 of the 46 mortgage-backed securities, 30 of the 33 collateralized mortgage obligations and 74 of the 75 securities issued by states and political subdivisions contained unrealized losses.

There were no sales of available for sale debt securities for the nine months ended September 30, 2024 and September 30, 2023.

Securities with a fair value of $328,161,363 and $296,945,649 at September 30, 2024 and December 31, 2023, respectively, were pledged to secure public deposits, federal funds purchased and other balances required by law.

5.	Loans:

The composition of the loan portfolio at September 30, 2024 and December 31, 2023 is as follows (in thousands):

	September 30, 2024	December 31, 2023
Real estate, residential	$81,447	$74,296
Real estate, construction	23,239	27,353
Real estate, nonresidential	111,989	115,014
Commercial and industrial	12,136	12,496
Other	10,448	9,180
Total	$239,259	$238,339

The age analysis of the loan portfolio, segregated by class of loans, as of September 30, 2024, and December 31, 2023 is as follows (in thousands):

							Loans Past
							Due Greater
	Number of Days Past Due						Than 90
			Greater	Total		Total	Days and
	30 - 59	60 - 89	Than 90	Past Due	Current	Loans	Still Accruing
September 30, 2024:
Real estate, residential	$841	$137	$219	$1,197	$80,250	$81,447	$—
Real estate, construction	63	—	—	63	23,176	23,239	—
Real estate, nonresidential	423	—	—	423	111,566	111,989	—
Commercial and industrial	47	11	—	58	12,078	12,136	—
Other	120	7	—	127	10,321	10,448	—
Total	$1,494	$155	$219	$1,868	$237,391	$239,259	$—
December 31, 2023:
Real estate, residential	$207	$540	$—	$747	$73,549	$74,296	$—
Real estate, construction	131	—	—	131	27,222	27,353	—
Real estate, nonresidential	58	—	—	58	114,956	115,014	—
Commercial and industrial	21	—	—	21	12,475	12,496	—
Other	75	30	—	105	9,075	9,180	—
Total	$492	$570	$—	$1,062	$237,277	$238,339	$—

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

The following tables further disaggregates credit quality disclosures by amortized cost by class and vintage for term loans and by revolving and revolving converted to amortizing as of September 30, 2024 and December 31, 2023 (in thousands). The Company defines vintage as the later of origination, or restructure date.

	Term Loans							Revolving
	Amortized Cost Basis by Origination Year							Loans
							Revolving	Converted to
	2024	2023	2022	2021	2020	Prior	Loans	Term Loans	Total
September 30, 2024:
Real Estate, Residential Loans:
A, B, or C	$9,479	$13,034	$16,291	$11,212	$4,429	$20,033	$4,374	$1,072	$79,924
S	—	—	—	—	—	460	—	—	460
D	—	—	—	—	104	514	—	—	618
E	—	—	—	298	—	147	—	—	445
F	—	—	—	—	—	—	—	—	—
Total Real Estate Residential Loans	$9,479	$13,034	$16,291	$11,510	$4,533	$21,154	$4,374	$1,072	$81,447

Real Estate, Construction Loans:
A, B, or C	$2,301	$435	$2,003	$1,941	$1,135	$3,149	$8,047	$—	$19,011
S	—	—	—	—	—	67	3,958	—	4,025
D	—	122	—	—	81	—	—	—	203
E	—	—	—	—	—	—		—	—
F	—	—	—	—	—	—	—	—	—
Total Real Estate, Construction Loans	$2,301	$557	$2,003	$1,941	$1,216	$3,216	$12,005	$—	$23,239

Real Estate,Nonresidential Loans:
A, B, or C	$2,495	$12,116	$20,007	$10,464	$13,743	$35,344	$17,356	$—	$111,525
S	—	—	—	—	—	—	—	—	—
D	—	—	—	—	—	464	—	—	464
E	—	—	—	—	—	—	—	—	—
F	—	—	—	—	—	—	—	—	—
Total Real Estate, Nonresidential Loans	$2,495	$12,116	$20,007	$10,464	$13,743	$35,808	$17,356	$—	$111,989

Commercial and industrial
A, B, or C	$1,008	$605	$663	$655	$187	$2,596	$6,399	$—	$12,113
S	—	—	—	—	—	—	—	—	—
D	—	23	—	—	—	—	—	—	23
E	—	—	—	—	—	—	—	—	—
F	—	—	—	—	—	—	—	—	—
Total Commercial and Industrial Loans	$1,008	$628	$663	$655	$187	$2,596	$6,399	$—	$12,136

Consumer/Other Loans
A, B, or C	$4,291	$3,791	$892	$522	$378	$294	$244	$—	$10,412
S	—	—	—	—	—	—	—	—	—
D	—	30	2	—	—	—	4	—	36
E	—	—	—	—	—	—	—	—	—
F	—	—	—	—	—	—	—	—	—
Total Consumer/Other Loans	$4,291	$3,821	$894	$522	$378	$294	$248	$—	$10,448

	Term Loans							Revolving
	Amortized Cost Basis by Origination Year							Loans
							Revolving	Converted to
	2023	2022	2021	2020	2019	Prior	Loans	Term Loans	Total
December 31, 2023:
Real Estate, Residential Loans:
A, B, or C	$11,865	$17,053	$12,158	$4,695	$5,451	$17,502	$4,147	$401	$73,272
S	—	—	—	—	—	66	—	—	66
D	—	—	122	—	—	623	—	—	745
E	—	—	—	45	27	141	—	—	213
F	—	—	—	—	—	—	—	—	—
Total Real Estate Residential Loans	$11,865	$17,053	$12,280	$4,740	$5,478	$18,332	$4,147	$401	$74,296

Real Estate, Construction Loans:
A, B, or C	$1,069	$2,119	$2,133	$1,379	$38	$3,966	$12,827	$—	$23,531
S	—	—	—	—	—	—	3,735	—	3,735
D	—	—	—	87	—	—	—	—	87
E	—	—	—	—	—	—	—	—	—
F	—	—	—	—	—	—	—	—	—
Total Real Estate, Construction Loans	$1,069	$2,119	$2,133	$1,466	$38	$3,966	$16,562	$—	$27,353

Real Estate,Nonresidential Loans:
A, B, or C	$12,387	$20,951	$11,056	$15,008	$5,497	$34,330	$14,959	$728	$114,916
S	—	—	—	—	—	—	—	—	—
D	—	—	—	—	—	98	—	—	98
E	—	—	—	—	—	—	—	—	—
F	—	—	—	—	—	—	—	—	—
Total Real Estate, Nonresidential Loans	$12,387	$20,951	$11,056	$15,008	$5,497	$34,428	$14,959	$728	$115,014

Commercial and industrial
A, B, or C	$850	$1,008	$831	$263	$2,742	$39	$6,763	$—	$12,496
S	—	—	—	—	—	—	—	—	—
D	—	—	—	—	—	—	—	—	—
E	—	—	—	—	—	—	—	—	—
F	—	—	—	—	—	—	—	—	—
Total Commercial and Industrial Loans	$850	$1,008	$831	$263	$2,742	$39	$6,763	$—	$12,496

Consumer/Other Loans
A, B, or C	$5,346	$1,417	$841	$439	$234	$304	$508	$52	$9,141
S	—	—	—	—	—	—	—	—	—
D	7	6	—	—	18	3	5	—	39
E	—	—	—	—	—	—	—	—	—
F	—	—	—	—	—	—	—	—	—
Total Consumer/Other Loans	$5,353	$1,423	$841	$439	$252	$307	$513	$52	$9,180

The following table is a summary of the Company’s nonaccrual loans by major categories for the periods indicated (in thousands):

	September 30, 2024
	Nonaccrual Loans with	Nonaccrual Loans	Total Nonaccrual
	No Allowance	with an Allowance	Loans
Real estate, residential	$427	$—	$427
Total	$427	$—	$427

	December 31, 2023
	Nonaccrual Loans with	Nonaccrual Loans	Total Nonaccrual
	No Allowance	with an Allowance	Loans
Real estate, residential	$168	$45	$213
Total	$168	$45	$213

The Company recognized no interest income on nonaccrual loans during the nine months ended September 30, 2024 or the year ended December 31, 2023.

The following table represents the accrued interest receivables written off by reversing interest income during the nine months ended September 30, 2024 and the year ended December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Real estate, residential	$3	$1
Total loans	$3	$1

The Company designates individually evaluated loans on nonaccrual status as collateral-dependent loans, as well as other loans that management of the Company designates as having higher risk. Collateral-dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. These loans do not share common risk characteristics and are not included within the collectively evaluated loans for determining the allowance for credit losses. Under CECL, for collateral-dependent loans, the Company has adopted the practical expedient to measure the allowance for credit losses based on the fair value of collateral. The allowance for credit losses is calculated on an individual loan basis based on the shortfall between the fair value of the loan’s collateral, which is adjusted for liquidation costs/discounts, and amortized cost. If the fair value of the collateral exceeds the amortized cost, no allowance is required.

The following table presents an analysis of collateral-dependent loans of the Company as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
	Residential	Residential
	Properties	Properties
Real estate, residential	$434	$222
Total loans	$434	$222

The following tables further disaggregates nonaccrual disclosures by amortized cost by class and vintage for term loans and by revolving and revolving converted to amortizing as of September 30, 2024 and December 31, 2023 (in thousands). The Company defines vintage as the later of origination or restructure date:

	Term Loans							Revolving
	Amortized Cost Basis by Origination Year							Loans
							Revolving	Converted to
	2024	2023	2022	2021	2020	Prior	Loans	Term Loans	Total
September 30, 2024:
Real estate, residential	$—	$—	$—	$298	$—	$129	$—	$—	$427

Total Loans on Nonaccrual	$—	$—	$—	$298	$—	$129	$—	$—	$427

	Term Loans							Revolving
	Amortized Cost Basis by Origination Year							Loans
							Revolving	Converted to
	2023	2022	2021	2020	2019	Prior	Loans	Term Loans	Total
December 31, 2023:
Real estate, residential	$—	$—	$—	$—	$—	$213	$—	$—	$213
Real estate, construction	—	—	—	—	—	—	—	—	—
Real estate, nonresidential	—	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—	—	—
Consumer/Other	—	—	—	—	—	—	—	—	—
Total Loans on Nonaccrual	$—	$—	$—	$—	$—	$213	$—	$—	$213

The Company had one loan modification made to borrowers experiencing financial difficulty as of September 30, 2024 and no loan modifications as of December 31, 2023.

The following table shows the amortized cost basis as of September 30, 2024 of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of loans and type of concession granted and describes the financial effect of the modifications made to borrowers experiencing financial difficulty (in thousands):

	Term Extension

	September 30, 2024
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

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months (in thousands):

	Payment Status (Amortized Cost Basis)
	September 30, 2024
		30-89 Days Past	90+ Days Past
	Current	Due	Due
Real estate, residential	$18	$—	$—
Total	$18	$—	$—

6.	Allowance for Credit Losses:

The following tables show activity in the allowance for credit losses by portfolio class for the nine months ended September 30, 2024 and 2023 as well as the corresponding recorded investment in loans at the end of each period. Effective January 1, 2023, the Company adopted the provisions of ASC 326 (CECL) using a modified retrospective basis. The difference between the December 31, 2022 incurred allowance and the CECL allowance is reflected as a cumulative effect of change in accounting principle in the table below.

The calculation of the allowance for credit losses under CECL is performed using two primary approaches: a collective approach for pools of loans that have similar risk characteristics using a loss rate analysis, and a specific reserve analysis for credits individually evaluated.

Transactions in the allowance for credit losses on loans and leases for the three and nine months ended September 30, 2024 and 2023, and the balances of loans, individually and collectively evaluated for impairment, as of September 30, 2024 and 2023, are as follows (in thousands):

	Real Estate,	Real Estate,	Real Estate,	Commercial
	Residential	Construction	Nonresidential	and Industrial	Other	Total
Nine months ended September 30, 2024
Allowance for credit losses on loans and leases
Beginning balance	$971	$173	$1,807	$54	$219	$3,224
Charge-offs	(57)	—	—	—	(165)	(222)
Recoveries	55	29	3	—	102	189
Net provision for credit losses	(272)	(17)	37	26	126	(100)
Ending Balance	$697	$185	$1,847	$80	$282	$3,091
Reserve for unfunded lending commitments
Beginning balance	$2	$34	$5	$10	$4	$55
Provision for losses on unfunded commitments	1	5	6	2	38	52
Ending balance-reserve for unfunded commitments	$3	$39	$11	$12	$42	$107
Total allowance for credit losses on loans and unfunded commitments	$700	$224	$1,858	$92	$324	$3,198
Quarter ended September 30, 2024
Allowance for credit losses on loans and leases
Beginning balance	$781	$203	$1,857	$74	$235	$3,150
Charge-offs	(11)	—	—	—	(33)	(44)
Recoveries	—	9	1	—	15	25
Net provision for credit losses	(73)	(27)	(11)	6	65	(40)
Ending Balance	$697	$185	$1,847	$80	$282	$3,091
Reserve for unfunded lending commitments
Beginning balance	$2	$44	$12	$11	$46	$115
Provision for losses on unfunded commitments	1	(5)	(1)	1	(4)	(8)
Ending balance-reserve for unfunded commitments	$3	$39	$11	$12	$42	$107
Total allowance for credit losses on loans and unfunded commitments	$700	$224	$1,858	$92	$324	$3,198
Allowance for credit losses on loans and leases
Individually evaluated	$—	$—	$—	$—	$11	$11
Collectively evaluated	697	185	1,847	80	271	3,080
Total allowance for credit losses on loans:	$697	$185	$1,847	$80	$282	$3,091
Reserve for unfunded lending commitments
Individually evaluated	$—	$—	$—	$—	$—	$—
Collectively evaluated	3	39	11	12	42	107
Reserve for unfunded lending commitments:	3	39	11	12	42	107
Total allowance for credit losses, September 30, 2024	$700	$224	$1,858	$92	$324	$3,198
Loans, Quarter ended September 30, 2024
Individually evaluated	$1,064	$203	$464	$23	$36	$1,790
Collectively evaluated	80,383	23,036	111,525	12,113	10,412	237,469
Total loans, September 30, 2024	$81,447	$23,239	$111,989	$12,136	$10,448	$239,259

	Real Estate,	Real Estate,	Real Estate,	Commercial
	Residential	Construction	Nonresidential	and Industrial	Other	Total
Nine months ended September 30, 2023
Allowance for credit losses on loans and leases
Beginning balance	$913	$392	$1,639	$143	$251	$3,338
Cumulative effect of change in accounting principle	396	(58)	(215)	(84)	(49)	(10)
Charge-offs	—	—	(270)	—	(157)	(427)
Recoveries	—	—	487	—	93	580
Net provision for credit losses	(299)	(150)	169	(8)	8	(280)
Ending Balance	$1,010	$184	$1,810	$51	$146	$3,201
Reserve for unfunded lending commitments
Beginning balance	$—	$—	$—	$—	$—	$—
Cumulative effect of change in accounting principle	4	30	5	15	18	72
Provision for losses on unfunded commitments	1	18	(1)	(2)	(11)	5
Ending balance-reserve for unfunded commitments	$5	$48	$4	$13	$7	$77
Total allowance for credit losses on loans and unfunded commitments	$1,015	$232	$1,814	$64	$153	$3,278
Quarter ended September 30, 2023
Allowance for credit losses on loans and leases
Beginning balance	$649	$217	$2,144	$67	$147	$3,224
Charge-offs	—	—	—	—	(40)	(40)
Recoveries	—	—	—	—	17	17
Net provision for credit losses	361	(33)	(334)	(16)	22	—
Ending Balance	$1,010	$184	$1,810	$51	$146	$3,201
Reserve for unfunded lending commitments
Beginning balance	$6	$38	$4	$—	$7	$55
Provision for losses on unfunded commitments	(1)	10	—	13	—	22
Ending balance-reserve for unfunded commitments	$5	$48	$4	$13	$7	$77
Total allowance for credit losses on loans and unfunded commitments	$1,015	$232	$1,814	$64	$153	$3,278
Allowance for credit losses on loans and leases
Individually evaluated	$44	$—	$—	$—	$7	$51
Collectively evaluated	966	184	1,810	51	139	3,150
Total allowance for credit losses on loans:	$1,010	$184	$1,810	$51	$146	$3,201
Reserve for unfunded lending commitments
Individually evaluated	$—	$—	$—	$—	$—	$—
Collectively evaluated	5	48	4	13	7	77
Reserve for unfunded lending commitments:	5	48	4	13	7	77
Total allowance for credit losses, September 30, 2023	$1,015	$232	$1,814	$64	$153	$3,278
Loans, Quarter ended September 30, 2023
Individually evaluated	$726	$92	$103	$—	$12	$933
Collectively evaluated	72,299	26,815	110,468	10,831	8,336	228,749
Total loans, September 30, 2023	$73,025	$26,907	$110,571	$10,831	$8,348	$229,682

The following table further disaggregates gross charge-off disclosures by amortized cost by credit quality indicator, class, and year of origination for the nine month periods ended September 30, 2024 and September 30, 2023 (in thousands). The Company defines vintage as the later of origination or restructure date.

	Term Loans							Revolving
	Amortized Cost Basis by Origination Year							Loans
							Revolving	Converted to
	2024	2023	2022	2021	2020	Prior	Loans	Term Loans	Total
September 30, 2024:
Real estate, residential	$—	$—	$—	$—	$—	$—	$—	$—	$—
A,B, or C	—	—	—	—	—	—	—	—	—
S	—	—	—	—	—	—	—	—	—
D	—	—	—	—	—	—	—	—	—
E	—	—	—	—	—	57	—	—	57
F	—	—	—	—	—	—	—	—	—
Total Real estate, nonresidential loans	$—	$—	$—	$—	$—	$57	$—	$—	$57
Consumer/Other
A,B, or C	$121	$1	$—	$—	$—	$—	$—	$—	$122
S	—	—	—	—	—	—	—	—	—
D	—	6	—	—	—	7	—	—	13
E	—	7	20	—	—	3	—	—	30
F	—	—	—	—	—	—	—	—	—
Total Consumer/Other Loans	$121	$14	$20	$—	$—	$10	$—	$—	$165
Total Gross Loan Chargeoffs:	$121	$14	$20	$—	$—	$67	$—	$—	$222

	Term Loans							Revolving
	Amortized Cost Basis by Origination Year							Loans
							Revolving	Converted to
	2023	2022	2021	2020	2019	Prior	Loans	Term Loans	Total
September 30, 2023:
Real estate, nonresidential	$—	$—	$—	$—	$—	$—	$—	$—	$—
A,B, or C	—	—	—	—	—	—	—	—	—
S	—	—	—	—	—	—	—	—	—
D	—	—	—	—	—	—	—	—	—
E	—	—	—	—	—	270	—	—	270
F	—	—	—	—	—	—	—	—	—
Total Real estate, nonresidential loans	$—	$—	$—	$—	$—	$270	$—	$—	$270
Consumer/Other
A,B, or C	$152	$2	$—	$—	$—	$—	$—	$—	$154
S	—	—	—	—	—	—	—	—	—
D	—	—	—	—	—	—	—	—	—
E	—	—	—	3	—	—	—	—	3
F	—	—	—	—	—	—	—	—	—
Total Consumer/Other Loans	$152	$2	$—	$3	$—	$—	$—	$—	$157
Total Gross Loan Chargeoffs:	$152	$2	$—	$3	$—	$270	$—	$—	$427

7.	Shareholders’ Equity:

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

Loans

The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings for the remaining maturities. The cash flows considered in computing the fair value of such loans are segmented into categories relating to the nature of the contract and collateral based on contractual principal maturities. Appropriate adjustments are made to reflect probable credit losses. Cash flows have not been adjusted for such factors as prepayment risk or the effect of the maturity of balloon notes. The fair value of floating rate loans is estimated to be its carrying value. At each reporting period, the Company determines which loans are collateral dependent. Accordingly, the Company’s collateral dependent loans are reported at their estimated fair value on a non-recurring basis. An allowance for each loan, which is generally collateral-dependent, is calculated based on the fair value of its collateral. The fair value of the collateral is based on appraisals performed by third-party valuation specialists. Factors including the assumptions and techniques utilized by the appraiser are considered by Management. If the recorded investment in the collateral dependent loan exceeds the measure of fair value of the collateral, a valuation allowance is recorded as a component of the allowance for credit losses. Collateral dependent loans are non-recurring Level 3 assets.

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

The balances of available for sale securities, which are the only assets measured at fair value on a recurring basis, by level within the fair value hierarchy and by investment type, as of September 30, 2024 and December 31, 2023, were as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
September 30, 2024:
U.S. Treasuries	$133,792	$—	$133,792	$—
Mortgage-backed securities	44,627	—	44,627	—
Collateralized mortgage obligations	78,775	—	78,775	—
States and political subdivisions	84,684	—	84,684	—
Total	$341,878	$—	$341,878	$—

December 31, 2023:
U.S. Treasuries	$115,458	$—	$115,458	$—
Mortgage-backed securities	47,785	—	47,785	—
Collateralized mortgage obligations	95,006	—	95,006	—
States and political subdivisions	81,228	—	81,228	—
Total	$339,477	$—	$339,477	$—

Collateral dependent loans, which are measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of September 30, 2024 and December 31, 2023 were as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
September 30, 2024	$—	$—	$—	$—
December 31, 2023	$6	$—	$—	$6

Other real estate, which is measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of September 30, 2024 and December 31, 2023 were zero, respectively.

The following table presents a summary of changes in the fair value of other real estate which is measured using Level 3 inputs (in thousands):

	September 30, 2024	December 31, 2023
Balance, beginning of year	$—	$259
Loans transferred to ORE	9	952
Sales	(9)	(1,114)
Write-downs	—	(97)
Balance, end of year	$—	$—

The carrying value and estimated fair value of financial instruments, by level within the fair value hierarchy, at September 30, 2024 and December 31, 2023 are as follows (in thousands):

	Carrying	Fair Value Measurements Using
	Amount	Level 1	Level 2	Level 3	Total
September 30, 2024:
Financial Assets:
Cash and due from banks	$42,253	$42,253	$—	$—	$42,253
Available for sale securities	341,878	—	341,878	—	341,878
Held to maturity securities, net	133,635	—	123,415	—	123,415
Other investments	350	350	—	—	350
Federal Home Loan Bank stock	434	—	434	—	434
Loans, net	236,168	—	—	229,498	229,498
Financial Liabilities:
Deposits:
Non-interest bearing	187,866	187,866	—	—	187,866
Interest bearing	439,941	—	—	401,749	401,749
Time deposits	38,279	—	—	37,715	37,715
Borrowings Federal Home Loan Bank	—	—	—	—	—
Borrowings under Bank Term Funding Program	30,000	—	30,000	—	30,000

	Carrying	Fair Value Measurements Using
	Amount	Level 1	Level 2	Level 3	Total
December 31, 2023:
Financial Assets:
Cash and due from banks	$22,794	$22,794	$—	$—	$22,794
Available for sale securities	339,477	—	339,477	—	339,477
Held to maturity securities, net	150,911	—	138,523	—	138,523
Other investments	350	350	—	—	350
Federal Home Loan Bank stock	2,334	—	2,334	—	2,334
Loans, net	235,115	—	—	221,896	221,896
Financial Liabilities:
Deposits:
Non-interest bearing	174,933	174,933	—	—	174,933
Interest bearing	483,662	—	—	424,398	424,398
Time deposits	29,895	—	—	28,939	28,939
Borrowings from Federal Home Loan Bank	18,500	—	18,500	—	18,500

9.	Income Taxes:

Deferred taxes (or deferred charges) as of September 30, 2024 and December 31, 2023, included in other assets, were as follows (in thousands):

	9/30/2024	12/31/2023	12/31/2023
		As originally	As adjusted
Deferred tax assets:		reported
Allowance for credit losses	$813	$695	$833
Employee benefit plans' liabilities	4,022	3,434	4,079
Unrealized loss on available for sale securities, charged from equity	7,325	8,341	9,909
Loss on credit impairment of securities	423	356	423
Earned retiree health benefits plan liability	1,276	1,074	1,276
General business and AMT credits	159	210	1,033
State income tax net operating loss carryforward	930	—	1,111
Other	306	344	279
Valuation allowance	(423)	(11,534)	(15,617)
Deferred tax assets	14,831	2,920	3,326
Deferred tax liabilities:
Unearned retiree health benefits plan asset	469	395	469
Bank premises and equipment	2,112	1,759	2,088
Other	—	10	13
Deferred tax liabilities	2,581	2,164	2,570
Net deferred taxes	$12,250	$756	$756

During the preparation of its third quarter 2024 consolidated financial statements the Company determined that the disclosures of deferred income tax assets and liabilities in the footnotes to its December 31, 2023, consolidated financial statements improperly excluded deferred state income taxes.  The above amounts as of December 31, 2023 have been restated to include deferred federal and state income taxes. The correction of this disclosure error had no impact on the recorded amount of net deferred taxes in the Company’s December 31, 2023 consolidated statement of condition.

Income taxes consist of the following components (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Current	$52	$(374)	$384	$318

Deferred	1,045	—	1,115	—
Change in valuation allowance	(15,194)	702	(15,194)	1,268
Total deferred	(14,149)	702	(14,079)	1,268

Totals	$(14,097)	$328	$(13,695)	$1,586

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

The Company had a valuation allowance on federal and state deferred tax assets totaling $15,617,000 as of December 31, 2023. In the third quarter of 2024, the Company reassessed the valuation allowance based upon its projections of future sources of taxable income in accordance with applicable accounting guidance and determined it was appropriate to reverse substantially all the valuation allowance which resulted in a one-time discrete reduction to income tax expense of $15,194,000 in the current quarter. Excluding the discrete item, income tax expense for the nine months ended September 30, 2024, totaled $1,500,000 based upon the expected annual tax rate for 2024 of 23.1% compared to income tax expense of $1,586,000 for the nine months ended September 30, 2023, at an effective rate of 17.6%.

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

New Accounting Pronouncements

The Financial Accounting Standards Board issued several accounting standards updates during the first nine months of 2024. Further disclosure is included in Note 1.

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

GAAP Reconciliation and Explanation

This Form 10-Q contains non-GAAP financial measures determined by methods other than in accordance with GAAP. Such non-GAAP financial measures include taxable equivalent interest income and taxable equivalent net interest income. Management uses these non-GAAP financial measures because it believes they are useful for evaluating our operations and performance over periods of time, as well as in managing and evaluating our business and in discussions about our operations and performance. Management believes these non-GAAP financial measures provide users of our financial information with a meaningful measure for assessing our financial results, as well as comparison to financial results for prior periods. These non-GAAP financial measures should not be considered as a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled financial measures used by other companies. A reconciliation of these operating performance measures to GAAP performance measures for the three and nine months ended September 30, 2024 and 2023 is included in the table below (in thousands).

RECONCILIATION OF NON-GAAP PERFORMANCE MEASURES

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest income reconciliation:
Interest income - taxable equivalent	$7,900	$7,914	$25,666	$25,158
Taxable equivalent adjustment	(70)	(75)	(212)	(232)
Interest income (GAAP)	$7,830	$7,839	$25,454	$24,926

Net interest income reconciliation:
Net interest income - taxable equivalent	$5,349	$6,424	$18,085	$20,833
Taxable equivalent adjustment	(70)	(75)	(210)	(232)
Net interest income (GAAP)	$5,279	$6,349	$17,875	$20,601

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

The Company reported net income of $15,431,000 for the third quarter of 2024 compared with net income of $1,910,000 for the third quarter of 2023. The Company reported net income of $20,175,000 for the first nine months of 2024 compared with net income of $7,443,000 for the first nine months of 2023. Results in the third quarter and first nine months of 2024 included a discrete item of $15,194,000 recorded as a tax benefit for the reversal of the Company’s valuation allowance on federal and state deferred tax assets. Pre-tax income for the third quarter of 2024 decreased $904,000 to $1,334,000 as compared with $2,238,000 for the third quarter of 2023.  Total interest income decreased by $9,000 to $7,830,000 for the third quarter of 2024 as compared with $7,839,000 for the third quarter of 2023 due to lower interest income on securities and overnight fed funds caused by a decrease in balances and yields. Total interest expense increased by $1,061,000 to $2,551,000 for the third quarter of 2024 as compared with $1,490,000 for the third quarter of 2023 due to higher interest rates paid on deposit accounts and borrowings.  Pre-tax income for the first nine months of 2024 decreased $2,549,000 to $6,480,000 as compared with $9,029,000 for the first nine months of 2023.  Total interest income increased by $528,000 to $25,454,000 for the first nine months of 2024 as compared with $24,926,000 for the first nine months of 2023 due to higher interest and fees on loans.  Total interest expense increased by $3,254,000 to $7,579,000 for the first nine months of 2024 as compared with $4,325,000 for the first nine months of 2023 due to higher interest rates paid on deposit accounts and borrowings.

Managing the net interest margin is a key component of the Company’s earnings strategy. During 2022, the Federal Reserve increased rates by 425 basis points and again in 2023 increased rates by 100 basis points in an effort to slow inflation. The Federal Reserve decreased rates by 50 basis points so far in 2024.

Monitoring asset quality, estimating potential losses in our loan portfolio, unfunded lending commitments and held to maturity debt securities and addressing non-performing loans continue to be a major focus of the Company. A reduction of the provision for the allowance for credit losses of $(48,000) was recorded in the three and nine months ended September 30, 2024 as compared with a provision of $22,000 and $(275,000) for the three and nine months ended September 30, 2023.  On January 1, 2023, the Company adopted Accounting Standards Codification (“ASC”) 326, “Financial Instruments – Credit Losses,” more commonly referred to as CECL, on a modified retrospective basis. Upon adoption, the Company recognized an after-tax cumulative effect reduction to retained earnings totaling $81,000, this adjustment included adjustments to the allowance for credit losses on loans, unfunded lending commitments and held to maturity debt securities. The Company has worked diligently to address and reduce its non-performing assets. The Company’s nonaccrual loans totaled $427,000 and $213,000 at September 30, 2024 and December 31, 2023, respectively. Most of these loans are collateral-dependent, and the Company has rigorously evaluated the value of its collateral to determine potential losses.

Non-interest income increased $5,000 for the third quarter of 2024 as compared with 2023 results. Results for the third quarter of 2024 included higher miscellaneous or other income of $14,000 along with higher trust department income and fees of $15,000. Non-interest income decreased $1,000 for the first three quarters of 2024 as compared with 2023 results. Results for the first three quarters of 2024 included lower service charge income of $77,000 which was mostly offset by higher miscellaneous or other income of $27,000, trust income of $26,000 along with a gain on the sale of bank property of $46,000.

Non-interest expenses decreased $91,000 for the quarter ended September 30, 2024, as compared with 2023 results. This net decrease for the third quarter of 2024 was primarily the result of a decrease in salary and employee benefits of $121,000 which was the result of an increase in the discount rate which decreased the liability on deferred compensation expense. Non-interest expenses decreased $405,000 for the three quarters ended September 30, 2024, as compared with 2023 results. This net decrease for the three quarters ended September 30, 2024, was primarily the result of lower salary expenses of $766,000 due to an increase in the discount rate which decreased deferred compensation expense somewhat offset by higher ATM expenses of $234,000 and net occupancy expense of $112,000 and maintenance expense of $197,000.

Total assets at September 30, 2024 increased $16,414,000 as compared with December 31, 2023. Total deposits decreased $22,404,000. This decrease was mostly caused by the loss of several large public fund deposits in 2024 following competitive bid processes held in 2023 whereby the public fund deposit accounts were awarded to other local banks. The Company did not experience any additional losses of large public fund deposit accounts for the nine months ended September 30, 2024. The decrease in deposits was offset by maturing securities along with borrowings from the Bank Term Funding Program. Borrowings increased $11,500,000 as compared with December 31, 2023.

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

Quarter Ended September 30, 2024 as Compared with Quarter Ended September 30, 2023

The Company’s average interest-earning assets decreased approximately $18,616,000, or 2.41%, from approximately $771,177,000 for the third quarter of 2023 to approximately $752,561,000 for the third quarter of 2024. The Company’s average balance sheet decreased primarily as average investments decreased approximately $7,897,000 along with a decrease in average balances due from financial institutions of approximately $18,825,000, offset slightly with an increase in average loans of approximately $7,267,000 for the third quarter of 2024 as compared with the third quarter of 2023. Average loans increased as new loans exceeded principal payments, maturities, and charge-offs on existing loans. Decreases in average deposits resulted in the decrease in balances due from financial institutions and investments in securities which resulted in an increase in average borrowings.

The average yield on interest-earning assets increased from 4.10% for the third quarter of 2023 to 4.19% for the third quarter of 2024. This increase is due to an increase in interest rates on overnight fed funds, and loans in 2024.

Average interest-bearing liabilities decreased approximately $8,692,000 or 1.56%, from approximately $556,243,000 for the third quarter of 2023 to approximately $547,551,000 for the third quarter of 2024. Average savings and interest bearing DDA deposits decreased approximately $53,818,000 while time deposits decreased approximately $5,858,000. This decrease was mostly caused by the loss of several large public fund deposits in 2024 following competitive bid processes held in 2023 whereby the public fund deposit accounts were awarded to other local banks along with the allocation of public fund tax deposits that increase as taxes are collected and slowly allocate out of the deposit accounts through the end of each year.  Although average deposits decreased the Company evaluates on an ongoing and continuous basis various moderate to severe economic scenarios and does not anticipate a liquidity issue.

The average rate paid on interest-bearing liabilities for the third quarter of 2023 was 1.07% as compared with 1.86% for the third quarter of 2024. The Federal Reserve has increased rates significantly throughout 2022 and 2023 which has caused the bank in 2023 and 2024 to experience a rising cost of funds to stay competitive with other local banks the rising costs should ease some as rates start to decrease.

The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 3.32% for the third quarter of 2023 as compared with 2.84% for the third quarter of 2024.

Nine Months Ended September 30, 2024 as Compared with Nine Months Ended September 30, 2023

The Company’s average interest-earning assets decreased approximately $36,168,000, or 4.31%, from approximately $839,238,000 for the first three quarters of 2023 to approximately $803,070,000 for the first three quarters of 2024. The Company’s average balance sheet decreased primarily as average investments decreased approximately $32,541,000 along with a decrease in average balances due from financial institutions of approximately $6,822,000, slightly offset with an increase in average loans of approximately $2,753,000 for the first three quarters of 2024 as compared with the first three quarters of 2023. Average loans increased as new loans exceeded principal payments, maturities, and charge-offs on existing loans. Decreases in average deposits resulted in the decrease in balances due from financial institutions and investments in securities which resulted in an increase in average borrowings.

The average yield on earning assets increased from 3.99% for the first three quarters of 2023 to 4.25% for the first three quarters of 2024. This increase is due to an increase in interest rates on overnight fed funds, and loans in 2024.

Average interest-bearing liabilities decreased approximately $27,323,000, or 4.31%, from approximately $632,091,000 for the first three quarters of 2023 to approximately $604,768,000 for the first three quarters of 2024. Average savings and interest bearing DDA balances decreased approximately $60,720,000 while average time deposits decreased approximately $8,750,000. This decrease was mostly caused by the loss of several large public fund deposits in 2024 following competitive bid processes held in 2023 whereby the public fund deposit accounts were awarded to other local banks along with the allocation of public fund tax deposits that increase as taxes are collected and slowly allocate out of the deposit accounts through the end of each year.  Although average deposits decreased the Company evaluates on an ongoing and continuous basis various moderate to severe economic scenarios and does not anticipate a liquidity issue.

The average rate paid on interest-bearing liabilities for the first three quarters of 2023 was 0.91% compared with 1.67% for the first three quarters of 2024. The Federal Reserve has increased rates significantly throughout 2022 and 2023 which has caused the bank in 2023 and 2024 to experience a rising cost of funds to stay competitive with other local banks the rising costs should ease some as rates start to decrease.

The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 3.30% for the first three quarters of 2023 as compared with 3.00% for the first three quarters of 2024.

The tables on the following pages analyze the changes in tax-equivalent net interest income for the quarter and nine months ended September 30, 2024 and 2023.

Analysis of Average Balances, Interest Earned/Paid and Yield

(In Thousands)

	Quarter Ended September 30, 2024			Quarter Ended September 30, 2023
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate
Loans (2)(3)	$238,634	$3,649	6.12%	$231,367	$3,237	5.60%
Balances due from financial institutions	7,782	98	5.04%	26,607	303	4.56%
HTM:
Taxable	101,174	704	2.78%	152,324	1,282	3.37%
Non taxable (1)	32,742	252	3.08%	36,037	272	3.03%
AFS:
Taxable	365,483	3,129	3.42%	318,780	2,759	3.46%
Non taxable (1)	3,685	28	2.92%	3,840	30	3.09%
Other	3,061	40	5.23%	2,222	31	5.58%
Total	$752,561	$7,900	4.19%	$771,177	$7,914	4.10%

Savings & interest-bearing DDA	$465,913	$1,620	1.39%	$519,731	$1,404	1.08%
Time deposits	29,347	141	1.92%	35,205	67	0.76%
Borrowings under Term Funding Program	30,004	438	5.84%	—	—	—%
Borrowings from FHLB	22,287	352	6.32%	1,307	19	5.81%
Total	$547,551	$2,551	1.86%	$556,243	$1,490	1.07%

Net tax-equivalent spread			2.33%			3.03%
Net tax-equivalent margin on earning assets			2.84%			3.32%
(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 24.95% in 2024 and 2023. See disclosure of Non-GAAP financial measures on page 32.
(2)	Loan fees of $121 and $92 for 2024 and 2023, respectively, are included in these figures.
(3)	Includes nonaccrual loans.

Analysis of Average Balances, Interest Earned/Paid and Yield

(In Thousands)

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate
Loans (2)(3)	$237,272	$10,676	6.00%	$234,519	$9,509	5.41%
Balances due from depository institutions	36,077	1,447	5.35%	42,899	1,507	4.68%
HTM:
Taxable	107,815	2,333	2.88%	185,753	4,890	3.51%
Non taxable (1)	33,282	762	3.05%	36,726	830	3.01%
AFS:
Taxable	382,278	10,251	3.58%	333,150	8,238	3.30%
Non taxable (1)	3,706	82	2.91%	3,993	96	3.22%
Other	2,640	115	5.81%	2,198	88	5.34%
Total	$803,070	$25,666	4.25%	$839,238	$25,158	3.99%

Savings & interest- bearing DDA	$533,208	$5,628	1.41%	$593,928	$4,138	0.93%
Time deposits	28,686	325	1.51%	37,436	158	0.56%
Borrowings under Term Funding Program	28,906	1,023	4.72%	—	—	—%
Borrowings from FHLB	13,968	603	5.76%	727	29	5.32%
Total	$604,768	$7,579	1.67%	$632,091	$4,325	0.91%

Net tax-equivalent spread			2.58%			3.08%
Net tax-equivalent margin on earning assets			3.00%			3.30%
(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 24.95% in 2024 and 2023. See disclosure of Non-GAAP financial measures on page 32.
(2)	Loan fees of $388 and $251 for 2024 and 2023, respectively, are included in these figures.
(3)	Includes nonaccrual loans.

Analysis of Changes in Interest Income and Interest Expense

(In Thousands)

	For the Quarter Ended
	September 30, 2024 compared with September 30, 2023
	Volume	Rate	Rate/Volume	Total
Interest earned on:
Loans	$102	$301	$9	$412
Balances due from financial institutions	(214)	32	(23)	(205)
Held to maturity securities:
Taxable	(430)	(222)	74	(578)
Non taxable	(25)	5	—	(20)
Available for sale securities:
Taxable	404	(30)	(4)	370
Non taxable	(1)	(1)	—	(2)
Other	12	(2)	(1)	9
Total	$(152)	$83	$55	$(14)
Interest paid on:
Savings & interest-bearing DDA	$(145)	$403	$(42)	$216
Time deposits	(11)	102	(17)	74
Borrowings under Term Fund	—	—	438	438
Borrowings from FHLB	304	2	27	333
Total	$148	$507	$406	$1,061

Analysis of Changes in Interest Income and Interest Expense

(In Thousands)

	For the Nine Months Ended
	September 30, 2024 compared with September 30, 2023
	Volume	Rate	Rate/Volume	Total
Interest earned on:
Loans	$112	$1,043	$12	$1,167
Balances due from
financial institutions	(240)	214	(34)	(60)
Held to maturity securities:
Taxable	(2,052)	(871)	366	(2,557)
Non taxable	(78)	12	(2)	(68)
Available for sale securities:
Taxable	1,215	696	102	2,013
Non taxable	(7)	(7)	—	(14)
Other	18	8	1	27
Total	$(1,032)	$1,095	$445	$508
Interest paid on:
Savings & interest-bearing DDA	$(423)	$2,131	$(218)	$1,490
Time deposits	(37)	266	(62)	167
Borrowings under Term Fund	—	—	1,023	1,023
Borrowings from FHLB	528	3	43	574
Total	$68	$2,400	$786	$3,254

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

The Bank’s on-going, systematic evaluation resulted in the Bank recording a negative provision of $(40,000) along with a negative provision on unfunded commitments of $(8,000) and a provision for the allowance for credit losses on unfunded commitments of $22,000 for the third quarter of 2024 and 2023, respectively. The Bank recorded a negative provision for the allowance for credit losses on loans and leases of $(100,000) and a provision on unfunded commitments of $52,000 for the nine months ended September 30, 2024. No provision was needed for the allowance for credit losses on held to maturity securities for the first nine months ended September 30, 2024. The Bank recorded a negative provision of $(280,000) on loans and leases and a provision of $5,000 on unfunded commitments for the first nine months ended September 30, 2023.

The Bank’s analysis includes evaluating the current values of collateral securing all nonaccrual loans. Nonaccrual loans totaled $427,000 and $213,000 with $0 and $39,500 in specific reserves on these loans as of September 30, 2024 and December 31, 2023, respectively. The specific reserves allocated to nonaccrual loans are relatively low as collateral values appear sufficient to cover credit losses, or the loan balances have been charged down to their realizable value.

The allowance for credit losses on loans and leases as a percentage of loans was 1.29% and 1.35% at September 30, 2024 and December 31, 2023, respectively. The Company believes that its allowance for credit losses on loans and leases is appropriate as of September 30, 2024.

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

Non-interest income

Quarter Ended September 30, 2024 as Compared with Quarter Ended September 30, 2023

Non-interest income increased $5,000 for the third quarter of 2024 as compared with the third quarter of 2023. Results for the third quarter of 2024 included higher miscellaneous or other income of $14,000 along with higher trust department income and fees of $15,000 mostly offset by lower service charge income of $1,000 which can fluctuate in the normal course of business.

Nine Months Ended September 30, 2024 as Compared with Nine Months Ended September 30, 2023

Non-interest income decreased $1,000 for the first three quarters of 2024 as compared with the first three quarters of 2023. Results for the first three quarters of 2024 included lower service charge income of $77,000 which was mostly offset by higher miscellaneous or other income of $27,000, trust income of $26,000 along with a gain on the sale of bank property of $46,000, both service charge income and trust income can fluctuate in the normal course of business.

Non-interest expense

Quarter Ended September 30, 2024 as Compared with Quarter Ended September 30, 2023

Total non-interest expense decreased $91,000 for the third quarter of 2024 as compared with the third quarter of 2023. In 2024, salary and employee benefits decreased by $121,000 due to the increase in the discount rate which decreased the liabilities associated with deferred compensation expense.

Nine Months Ended September 30, 2024 as Compared with Nine Months Ended September 30, 2023

Total non-interest expense decreased $405,000 for the first three quarters of 2024 as compared with the first three quarters of 2023. In 2024, salary and employee benefits decreased by $766,000 due to a decrease in the liabilities associated with deferred compensation expense. This decrease was somewhat offset by an increase in ATM expense of $234,000 and net occupancy expense which increased $112,000 along with an increase in maintenance expense of $197,000.

Income Taxes

During the third quarter of 2024, the Company determined that there was sufficient evidence to support (at the more likely than not threshold) that the Company will have sufficient future sources of taxable income to remove substantially all of the valuation allowance established as of the beginning of the year and as of September 30, 2024.  This change in circumstances resulted in a discrete item of $15,194,000 recognized as a reduction of income tax expense for the nine months ended September 30, 2024.

Quarter Ended September 30, 2024 as Compared with Quarter Ended September 30, 2023

The Company has recorded deferred and current income tax expenses in the first, second and third quarters of 2024 and 2023, respectively. Income tax expense decreased $14,425,000 due to a tax (benefit) of $14,097,000 for the third quarter of 2024 as compared with tax expense of $328,000 for the third quarter of 2023. This decrease was due to the release of the Company’s tax valuation allowance on federal and state deferred tax assets.  Additionally, third quarter 2024 pretax income was $904,000 less than the same period in 2023.

Nine Months Ended September 30, 2024 as Compared with Nine Months Ended September 30, 2023

The Company had a valuation allowance on federal and state deferred tax assets totaling $15,617,000 as of December 31, 2023.  In the third quarter of 2024, the Company reassessed the valuation allowance in accordance with applicable accounting guidance and determined it was appropriate to reverse substantially all the valuation allowance which resulted in a one-time discrete reduction to income tax expense of $15,194,000 in the current quarter.

Excluding the discrete item, income tax expense for the nine months ended September 30, 2024, totaled $1,500,000 based upon the expected annual tax rate for 2024 of 23.1% compared to income tax expense of $1,586,000 for the nine months ended September 30, 2023, at an effective rate of 17.6%.  The net deferred tax asset recognized on the Company consolidated balance sheet totaled $12,250,000 at September 30, 2024 and $756,000 at December 31, 2023.

FINANCIAL CONDITION

Cash and due from banks increased $19,459,000 at September 30, 2024, compared with December 31, 2023. This increase was due to a decrease in total securities and an increase in borrowings.

Available for sale securities increased $2,401,000 and held to maturity securities decreased $17,276,000, respectively at September 30, 2024 compared with December 31, 2023 as the Company decreased its held to maturity securities and increased its available for sale investment purchases. As securities mature the proceeds are used to pay down borrowings.

Gross loans increased $920,000 at September 30, 2024 compared with December 31, 2023, as new loans outpaced principal payments, maturities, and charge-offs on existing loans.

Total deposits decreased $22,404,000 at September 30, 2024, compared with December 31, 2023. Typically, significant increases or decreases in total deposits and/or significant fluctuations among the different types of deposits from quarter to quarter are anticipated by Management as customers in the casino industry and county and municipal entities reallocate their resources periodically. Deposits from county and municipal entities increase significantly during the first quarter of each year based on property tax collections and are slowly allocated out of the tax collection accounts over the course of the year.

As interest rates have increased and the cost of attracting new deposits and replacing deposit run-off has increased, the Bank experienced a decrease in deposit balances during the nine months ended September 30, 2024. This decrease was mostly caused by the loss of several large public fund deposits during 2023 that ran off in 2024 following competitive bid processes whereby the public fund deposit accounts were awarded to other local banks. The Company did not experience any additional losses of large public fund deposit accounts for the nine months ended September 30, 2024.

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

The main components and requirements of the CBLR framework are as follows:

As of September 30, 2024 and December 31, 2023, the Bank’s community bank leverage ratio was 13.48% and 12.59%, respectively, both of which exceed the CBLR minimum of 9.00%.

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

Deposits, payments of principal and interest on loans, proceeds from maturities of investment securities and earnings on investment securities are the principal sources of funds for the Company. Borrowings from the FHLB, federal funds sold and federal funds purchased are utilized by the Company to manage its daily liquidity position. The Company has also been approved to participate in the Federal Reserve Bank’s Discount Window Primary Credit Program, as well as its Bank Term Funding Program. The Company was able to borrow under the Bank Term Funding Program $30,000,000 at a rate of 4.87% which matures in January 2025. As of September 30, 2024, the Company was able to borrow up to $6,053,000 from the Federal Reserve Bank Discount Window Primary Credit Program. The borrowing limit is based on the amount of collateral pledged, with certain loans from the Bank’s portfolio serving as collateral. The Company has $115,402,320 available under a line of credit with the Federal Home Loan Bank of Dallas with $115,402,320 available. The Company has additional contingency funding capacity with various other financial institutions in the amount of $30,500,000.

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

Item 4: Controls and Procedures

As of September 30, 2024, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the nine month period ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

The Bank is involved in various legal matters and claims which are being defended and handled in the ordinary course of business. None of these matters are expected, in the opinion of Management, to have a material adverse effect upon the financial position or results of operations of the Company. However, on June 30, 2023, Stilwell Activist Investments, L.P., issued a letter to the Company and each of the directors of the Company demanding that they immediately commence litigation on behalf of the Company for an alleged breach by the Company’s Board of Directors of its fiduciary duties in allegedly failing to properly oversee and supervise Chevis and Tanner Swetman’s management of the Company. At its July 2023 meeting, the Board of Directors of the Company established a Special Litigation Committee made up of the independent directors to investigate the allegations made in the letter. Rather than wait for the Special Litigation Committee to conclude its inquiry, Stilwell Activist Investments, L.P., filed on September 29, 2023, a Complaint against the Company and Directors Chevis Swetman, Padrick D. Dennis, Jeffrey H. O’Keefe, Paige Reed Riley, Ronald Barnes, and George Sliman, III, making the same allegations that appear in the demand letter. The Court stayed the lawsuit pending the Special Litigation Committee’s inquiry. The Special Litigation Committee concluded that pursuing the claims is not in the Company’s best interest, and on March 22, 2024, the Company filed a motion to dismiss. The motion to dismiss was heard by the Court on October 17, 2024, and denied, allowing limited discovery as to the reasonableness of the Special Litigation Committee’s inquiry.  A final order from the Court on that motion is currently pending.

The plaintiff, Stilwell Activist Investments, L.P., is a shareholder of record of the Company and is controlled by Joseph Stilwell, an individual who beneficially owns 13.7% of the issued and outstanding common stock of the Company according to an Amended Schedule 13D filed by Mr. Stilwell and his related entities with the SEC on September 26, 2024, disclosing Company stock beneficially owned by Mr. Stilwell’s group. Mr. Stilwell and his related entities, including Stilwell Activist Investments, L.P., have nominated an individual for election to the Board of Directors of the Company at its last four annual meetings, but each individual nominated was not elected to the Board of Directors of the Company.

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
Exhibit 101

The following materials from the Company’s quarterly report on Form 10-Q for the three and nine months ended September 30, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Condition at September 30, 2024 and December 31, 2023, (ii) Consolidated Statements of Income for the three and nine ended September 30, 2024 and 2023, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2024 and 2023, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2024 and 2023, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023 and (vi) Notes to the Unaudited Consolidated Financial Statements for three and nine months ended September 30, 2024 and 2023.

Exhibit 104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL CORPORATION
(Registrant)

Date:	November 12, 2024

By:	/s/ Chevis C. Swetman
Chevis C. Swetman
Chairman, President and Chief Executive Officer
(principal executive officer)

Date:	November 12, 2024

By:	/s/ Leslie B. Fulton
Leslie B. Fulton
Chief Financial Officer and Controller
(principal financial and accounting officer)