Form 10-K
period 2024-12-31
PEOPLES FINANCIAL CORP /MS/
filed 2025-03-19
CIK 770460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

At June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting stock held by non-affiliates, based on the last sale price reported on the OTCQX Best Market, was approximately $45,385,000.

On March 05, 2025, the registrant had outstanding 4,617,466 shares of common stock, par value of $1.00 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement issued in connection with the Annual Meeting of Shareholders to be held April 23, 2025, are incorporated by reference into Part III of this report.

Peoples Financial Corporation

Form 10-K

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

BACKGROUND AND CURRENT OPERATIONS

General

Peoples Financial Corporation (the “Company”) is a corporation that was organized as a one bank holding company in 1985. The Company is headquartered in Biloxi, Mississippi. At December 31, 2024, the Company operated in the state of Mississippi through its wholly owned subsidiary, The Peoples Bank, Biloxi, Mississippi (the “Bank”). The Company is engaged, through this subsidiary, in the banking business. The Bank is the Company’s principal asset and primary source of revenue.

The main office, operations center and asset management and trust services of the Bank are located in downtown Biloxi, MS. At December 31, 2024, the Bank also had 17 branches located throughout Harrison, Hancock, Jackson and Stone Counties. The Bank has automated teller machines (“ATM”) at its main office, all branch locations and at one non-proprietary location.

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

Employees

At December 31, 2024, the Bank employed 134 total employees, with 131 full-time employees and 3 part-time employees. The Company has no employees who are not employees of the Bank. Through the Bank, employees receive salaries and benefits, which include 401(k) and ESOP plans, a cafeteria plan, life, health and disability insurance. The Company considers its relationship with its employees to be good.

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

The federal banking regulators jointly issued a final rule, effective January 1, 2020, which provided that a community banking organization with less than $10 billion in assets may elect to use the CBLR capital framework so long as the bank has a Tier 1 leverage ratio of greater than 9% and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying banking organization that elects to use the CBLR will be deemed to satisfy the generally applicable leverage and risk-based regulatory capital requirements, will be considered to have met the well-capitalized ratio requirements under the prompt corrective action regulations, and will not be required to report or calculate risk-based capital. As of December 31, 2024, the Bank qualified to use the CBLR and made the election to opt in to the CBLR framework during the third quarter ended September 30, 2023.

As of December 31, 2024, the Bank was in compliance with all regulatory capital requirements and qualified as “well-capitalized” under the prompt corrective action regulations.

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

On October 24, 2023, the Office of the Comptroller of the Currency (“OCC”), Federal Reserve, and the FDIC issued a final rule to modernize their respective CRA regulations. The revised rules substantially alter the methodology for assessing compliance with the CRA, with material aspects taking effect January 1, 2026, and revised data reporting requirements taking effect January 1, 2027. Among other things, the revised rules evaluate lending outside traditional assessment areas generated by the growth of non-branch delivery systems, such as online and mobile banking, apply a metrics-based benchmarking approach to assessment, and clarify eligible CRA activities. The final rules are likely to make it more challenging and/or costly for the Bank to receive a rating of at least “satisfactory” on a CRA exam.

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

Consumer Privacy and Other Consumer Protection Laws

The Bank is required under federal privacy statutes and regulations to maintain the privacy of its customers’ non-public, personal information. Such privacy requirements direct financial institutions to:

●	provide notice to customers regarding privacy policies and practices;
●	inform customers regarding the conditions under which their non-public, personal information may be disclosed to non-affiliated third parties; and
●	give customers an option to prevent disclosure of such information to non-affiliated third parties.

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

Regulation of the Company

As a bank holding company under the Bank Holding Company Act, the Company is subject to regulation, supervision, and examination by the Federal Reserve. The Company is required to file semi-annual reports with the Federal Reserve and provide such additional information as the Federal Reserve may require. The Federal Reserve has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices.

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

Distribution of Assets, Liabilities and Shareholders’ Equity and Interest Rates and Differentials

Net Interest Income, the difference between Interest Income and Interest Expense, is the most significant component of the Company’s earnings. For interest analytical purposes, Management adjusts Net Interest Income to a “taxable equivalent” basis using a Federal Income Tax rate of 21% and State Income Tax rate of 3.95% in 2024, 2023 and 2022 on tax-exempt items (primarily interest on municipal securities).  Non-taxable security amounts are different from 2023 and 2022 to include both the federal tax rate of 21.00% and the state tax rate of 3.95%.

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

The information included on pages 28 and 29 presents the change in interest income and interest expense along with the reason(s) for these changes. The change attributable to volume is computed as the change in volume times the old rate. The change attributable to rate is computed as the change in rate times the old volume. The change in rate/volume is computed as the change in rate times the change in volume.

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

Further information concerning the provision for credit losses on loans, unfunded commitments and securities is presented in “Management’s Discussion and Analysis” in Item 7 of this Annual Report on Form 10-K and in “Note A - Business and Summary of Significant Accounting Policies” to the 2024 Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Return on Equity and Assets

The Company’s results and key ratios for 2020 – 2024 are summarized in the “Selected Financial Data” in Item 6 and “Management’s Discussion and Analysis” in Item 7 of this Annual Report on Form 10-K.

Dividends

The Company paid a cash dividend of $0.44, $0.53, and $0.19 per share for the years ended December 31, 2024, 2023 and 2022, respectively.

Distribution of Average Assets, Liabilities and Shareholders’ Equity (1) (In thousands)

For the Years Ended December 31,	2024	2023	2022
ASSETS:
Cash and due from banks	$20,287	$24,542	$27,008
Available for sale securities:
Taxable securities	365,023	331,458	392,645
Non-taxable securities	3,699	3,873	4,740
Other securities	2,116	2,215	2,155
Held to maturity securities:
Taxable securities	105,249	170,161	105,047
Non-taxable securities	32,986	36,222	37,557
Other investments	350	350	350
Net loans (2)	233,455	230,927	232,430
Balances due from depository institutions	33,261	33,556	49,550
Other assets	50,330	47,278	42,947
TOTAL ASSETS	$846,756	$880,582	$894,429
LIABILITIES AND SHAREHOLDERS' EQUITY:
Non-interest bearing deposits	$169,533	$189,084	$197,789
Interest bearing deposits	539,720	602,333	605,665
Total deposits	709,253	791,417	803,454
Other liabilities	61,089	28,747	26,921
Total liabilities	770,342	820,164	830,375
Shareholders' equity	76,414	60,418	64,054
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$846,756	$880,582	$894,429
(1)	All averages are computed on a daily basis.
(2)	Gross loans and discounts, net of unearned income and allowance for credit losses.

Average (1) Amount Outstanding for Major Categories of Interest Earning Assets

And Interest Bearing Liabilities (In thousands)

For the Years Ended December 31,	2024	2023	2022
INTEREST EARNING ASSETS:
Loans (2)	$236,596	$234,189	$235,801
Balances due from depository institutions	33,261	33,556	49,550
Available for sale securities:
Taxable securities	365,023	331,458	392,645
Non-taxable securities	3,699	3,873	4,740
Other securities	2,116	2,215	2,155
Held to maturity securities:
Taxable securities	105,249	170,161	105,047
Non-taxable securities	32,986	36,222	37,557
TOTAL INTEREST EARNING ASSETS	$778,930	$811,674	$827,495
INTEREST BEARING LIABILITIES:
Savings and negotiable interest bearing deposits	$506,404	$566,737	$527,273
Time deposits	33,317	35,596	78,392
Borrowings under Federal Reserve Bank Term Funding Program	28,689	—	—
Borrowings from Federal Home Loan Bank	10,488	7,382	5,561
TOTAL INTEREST BEARING LIABILITIES	$578,898	$609,715	$611,226
(1)	All averages are computed on a daily basis.
(2)	Net of unearned income. Includes nonaccrual loans

Interest Earned or Paid on Major Categories of Interest Earning Assets

And Interest Bearing Liabilities (In thousands)

For the Years Ended December 31,	2024	2023	2022
INTEREST EARNED ON:
Loans	$14,821	$12,945	$11,135
Balances due from depository institutions	1,776	1,625	413
Available for sale securities:
Taxable securities	12,630	11,250	8,482
Non-taxable securities	109	124	153
Other securities	144	105	22
Held to maturity securities:
Taxable securities	2,885	5,793	2,713
Non-taxable securities	1,009	1,090	1,105
TOTAL INTEREST EARNED (1)	$33,374	$32,932	$24,023
INTEREST PAID ON:
Savings and negotiable interest bearing deposits	$6,947	$5,507	$1,636
Time deposits	690	239	349
Other borrowed funds	2,006	409	173
TOTAL INTEREST PAID	$9,643	$6,155	$2,158
(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 24.95% for 2024, 2023 and 2022. See disclosure of non-GAAP financial measures on pages 24 and 25.

Average Interest Rate Earned or Paid for Major Categories of

Interest Earning Assets and Interest Bearing Liabilities

For the Years Ended December 31,	2024	2023	2022
AVERAGE RATE EARNED ON:
Loans	6.26%	5.53%	4.72%
Balances due from depository institutions	5.34%	4.84%	0.83%
Available for sale securities:
Taxable securities	3.46%	3.39%	2.16%
Non-taxable securities	2.94%	3.20%	3.23%
Other securities	6.81%	4.74%	1.02%
Held to maturity securities:
Taxable securities	2.74%	3.40%	2.58%
Non-taxable securities	3.06%	3.01%	2.94%
TOTAL (weighted average rate)(1)	4.28%	4.05%	2.90%
AVERAGE RATE PAID ON:
Savings and negotiable interest bearing deposits	1.37%	0.97%	0.31%
Time deposits	2.07%	0.67%	0.45%
Other borrowed funds	5.12%	5.54%	3.11%
TOTAL (weighted average rate)	1.67%	1.01%	0.35%
(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 24.95% for 2024, 2023 and 2022. See disclosure of non-GAAP financial measures on pages 24 and 25.

Net Interest Earnings and Net Yield on Interest Earning Assets

(In thousands, except percentages)

For the Years Ended December 31,	2024	2023	2022
Total interest income (1)	$33,374	$32,932	$24,023
Total interest expense	9,643	6,155	2,158
Net interest earnings	$23,731	$26,777	$21,865
Net interest margin	3.05%	3.29%	2.64%
(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 24.95% for 2024, 2023 and 2022. See disclosure of non-GAAP financial measures on pages 24 and 25.

Analysis of Changes in Interest Income and Interest Expense

(In thousands)

			Increase
For the Years Ended December 31,	2024	2023	(Decrease)	Volume	Rate	Rate/Volume
INTEREST EARNED ON:
Loans (1)	$14,821	$12,945	$1,876	$133	$1,725	$18
Balances due from depository institutions	1,776	1,625	151	(14)	167	(2)
Available for sale securities:
Taxable securities	12,630	11,250	1,380	1,139	219	22
Non-taxable securities	109	124	(15)	(6)	(10)	1
Other securities	144	105	39	(5)	46	(2)
Held to maturity securities:
Taxable securities	2,885	5,793	(2,908)	(2,210)	(1,128)	430
Non-taxable securities	1,009	1,090	(81)	(97)	18	(2)
TOTAL INTEREST EARNED (2)	$33,374	$32,932	$442	$(1,060)	$1,037	$465

INTEREST PAID ON:
Savings and negotiable interest bearing deposits	$6,947	$5,507	$1,440	$(586)	$2,268	$(242)
Time deposits	690	239	451	(15)	499	(33)
Other borrowed funds	2,006	409	1,597	1,762	(31)	(134)
TOTAL INTEREST PAID	$9,643	$6,155	$3,488	$1,161	$2,736	$(409)
(1)	Loan fees of $515 and $397 for 2024 and 2023, respectively, are included in these figures.
(2)	All interest earned is reported on a taxable equivalent basis using a tax rate of 24.95% for 2024 and 2023. See disclosure of non-GAAP financial measures on pages 24 and 25.

Analysis of Changes in Interest Income and Interest Expense

(In thousands)

			Increase
For the Years Ended December 31,	2023	2022	(Decrease)	Volume	Rate	Rate/Volume
INTEREST EARNED ON:
Loans (1)	$12,945	$11,135	$1,810	$(76)	$1,899	$(13)
Balances due from depository institutions	1,625	413	1,212	(133)	1,987	(642)
Available for sale securities:
Taxable securities	11,250	8,482	2,768	(1,322)	4,845	(755)
Non-taxable securities	124	153	(29)	(28)	(1)	—
Other securities	105	22	83	1	80	2
Held to maturity securities:
Taxable securities	5,793	2,713	3,080	1,682	863	535
Non-taxable securities	1,090	1,105	(15)	(39)	25	(1)
TOTAL INTEREST EARNED (2)	$32,932	$24,023	$8,909	$85	$9,698	$(874)

INTEREST PAID ON:
Savings and negotiable interest bearing deposits	$5,507	$1,636	$3,871	$122	$3,488	$261
Time deposits	239	349	(110)	(191)	178	(97)
Other borrowed funds	409	173	236	58	134	44
TOTAL INTEREST PAID	$6,155	$2,158	$3,997	$(11)	$3,800	$208
(1)	Loan fees of $397 and $659 for 2023 and 2022, respectively, are included in these figures. Of the loan fees recognized in 2023 and 2022, $0 and $125, respectively, were related to PPP loans.
(2)	All interest earned is reported on a taxable equivalent basis using a tax rate of 24.95% for 2023 and 2022. See disclosure of non-GAAP financial measures on pages 24 and 25.

Maturity of Securities Portfolio at December 31, 2024

And Weighted Average Yields of Such Securities

(In thousands, except percentage data)

	Maturity
			After one year but		After five years but
	Within one year		within five years		within ten years		After ten years
December 31, 2024	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale securities:
U.S. Treasuries, Mortgage-backed securities and Collateralized Mortgage Obligations	$31,467	4.24%	$132,852	2.67%	$58,251	3.74%	$5,851	1.56%
States and political subdivisions	140	4.71%	6,764	1.55%	41,679	1.88%	31,644	2.11%
Total	$31,607	4.24%	$139,616	2.62%	$99,930	2.90%	$37,495	2.02%
Held to maturity securities:
U.S. Treasuries, Mortgage-backed securities and Collateralized Mortgage Obligations	$24,995	3.53%	$14,983	3.39%	$—	—%	$—	—%
States and political subdivisions	3,450	3.34%	30,676	2.57%	30,691	2.42%	18,401	3.00%
Total	$28,445	3.51%	$45,659	2.84%	$30,691	2.42%	$18,401	3.00%

Note: The weighted average yields are calculated on the basis of cost. Average yields on investments in states and political subdivisions are based on their contractual yield. Available for sale securities are stated at fair value and held to maturity securities are stated at amortized cost.

Maturities and Sensitivity to Changes in

Interest Rates of the Loan Portfolio as of December 31, 2024

(In thousands)

The maturity distribution for loans are summarized below:

	Maturity
		Over one year	Over 5 years
		through 5	through 15
December 31, 2024	One year or less	years	years	Over 15 years	Total
Real estate, residential	$3,144	$29,742	$45,339	$727	$78,952
Real estate, construction	3,795	9,354	2,960	907	17,016
Real estate, nonresidential	3,471	47,685	53,395	9,712	114,263
Commercial and industrial	2,419	7,600	3,362	—	13,381
Other	1,441	8,189	334	—	9,964
Total	$14,270	$102,570	$105,390	$11,346	$233,576

The dollar amount, as of December 31, 2024, of fixed and floating rate loans that mature after December 31, 2025, are presented in the following table:

			Fixed Rate	Floating Rate Loans
			Loans	Loans	Total
Real estate, residential			$72,996	$2,812	$75,808
Real estate, construction			10,439	2,782	13,221
Real estate, nonresidential			90,398	20,394	110,792
Commercial and industrial			3,593	7,369	10,962
Other			8,523	—	8,523
Total			$185,949	$33,357	$219,306

Credit Quality Indicators

(In thousands except ratios)

	Real Estate,	Real Estate,	Real Estate,	Commercial
	Residential	Construction	Nonresidential	and Industrial	Other	Total
December 31, 2024:
Allowance for credit losses	$676	$135	$1,835	$92	$244	2,982
Nonaccrual loans	418	—	—	—	—	418
Total loans	78,952	17,016	114,263	13,381	9,964	233,576
Average loans	76,624	22,185	115,276	12,939	9,572	236,596
Net charge-offs (recoveries)	(2)	39	6	—	(85)	(42)
Allowance for credit losses to total loans ratio	0.86%	0.79%	1.61%	0.69%	2.45%	1.28%
Nonaccrual loans to total loans ratio	0.53%	—	—	—	—	0.18%
Allowance for credit losses to nonaccrual loans ratio	161.72%	—	—	—	—	713.40%
Net charge-offs (recoveries) to average loans ratio	—	0.18%	0.01%	—%	(0.89)%	(0.02)%

December 31, 2023:
Allowance for credit losses	$971	$173	$1,807	$54	$219	3,224
Nonaccrual loans	213	—	—	—	—	213
Total loans	74,296	27,353	115,014	12,496	9,180	238,339
Average loans	71,091	27,129	116,447	11,758	7,764	234,189
Net charge-offs (recoveries)	—	(9)	250	(467)	86	(140)
Allowance for credit losses to total loans ratio	1.31%	0.63%	1.57%	0.43%	2.39%	1.35%
Nonaccrual loans to total loans ratio	0.29%	—	—	—	—	0.09%
Allowance for credit losses to nonaccrual Loans ratio	455.87%	—	—	—	—	1,513.62%
Net charge-offs (recoveries) to average loans ratio	—	(0.03)%	0.21%	(4.06)%	1.11%	(0.06)%

Allocation of the Allowance for Loan Losses

(In thousands except percentage data)

	2024		2023
		% of		% of
		Loans to		Loans to
		Total		Total
December 31,	Amount	Loans	Amount	Loans
Real estate, residential	$676	34%	$971	30%
Real estate, construction	135	7%	173	5%
Real estate, nonresidential	1,835	49%	1,807	56%
Commercial and industrial (1)	92	6%	54	2%
Other	244	4%	219	7%
Total	$2,982	100%	$3,224	100%

Summary of Average Deposits and Their Yields

(In thousands, except percentage data)

	2024		2023		2022
Years Ended December 31,	Amount	Rate	Amount	Rate	Amount	Rate
Non-interest bearing demand deposits	$169,533	N/A	$189,084	N/A	$197,789	N/A
Interest bearing demand deposits	423,152	1.60%	468,857	1.15%	423,883	0.38%
Savings deposits	83,252	0.23%	97,880	0.10%	103,390	0.04%
Time deposits	33,316	2.07%	35,596	0.67%	78,392	0.45%
Total (1)	$709,253	1.42%	$791,417	1.01%	$803,454	0.35%
(1)	All deposits are domestic.

Total uninsured deposits were (in thousands):

December 31,	2024	2023
Uninsured deposits	$460,720	$354,152

Certificates of deposit in amounts of $250,000 or more by the amount of time remaining until maturity as of December 31, 2024, are as follows (in thousands):

Remaining maturity:
3 months or less	$5,944
Over 3 months through 6 months	6,455
Over 6 months through 12 months	7,392
Over 12 months	772
Total	$20,563

Capital Resources

Information about the Company’s capital resources is included in “Note J – Shareholders’ Equity” to the 2024 Consolidated Financial Statements in this Annual Report on Form 10-K.

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

Additionally, on June 30, 2023, Stilwell Activist Investments, L.P., issued a letter to the Company and each of the directors of the Company demanding that they immediately commence litigation on behalf of the Company for an alleged breach by the Company’s Board of Directors of its fiduciary duties in allegedly failing to properly oversee and supervise Chevis and Tanner Swetman’s management of the Company. At its July meeting, the Board of Directors of the Company established a Special Litigation Committee made up of the independent directors to investigate the allegations made in the letter. Rather than wait for the Special Litigation Committee to conclude its inquiry, Stilwell Activist Investments, L.P., filed a Complaint against the Company and Directors Chevis Swetman, Padrick D. Dennis, Jeffrey H. O’Keefe, Paige Reed Riley, Ronald Barnes, and George Sliman, III, making the same allegations that appear in the demand letter. The Court stayed the lawsuit pending the Special Litigation Committee’s inquiry. The Special Litigation Committee concluded that pursuing the claims is not in the Company’s best interest, and the Company filed a motion to dismiss that the court denied.  The Company has appealed that ruling.

The plaintiff, Stilwell Activist Investments, L.P., is a shareholder of record of the Company and is controlled by Joseph Stilwell, an individual who beneficially owns 14.0% of the issued and outstanding common stock of the Company according to an Amended Schedule 13D filed by Mr. Stilwell and his related entities with the SEC on January 23, 2025, disclosing Company stock beneficially owned by Mr. Stilwell’s group. Mr. Stilwell and his related entities, including Stilwell Activist Investments, L.P., have nominated an individual for election to the Board of Directors of the Company at its last four annual meetings, but each individual nominated was not elected to the Board of Directors of the Company. Mr. Stilwell and his related entities, including Stilwell Activist Investments, L.P., have again nominated an individual, Mr. Stewart F. Peck, for election to the Board of Directors of the Company at its 2025 annual meeting to be held on April 23, 2025.

Information relating to legal proceedings is included in Note M – Contingencies to the 2024 Consolidated Financial Statements which is in Item 8 in this Annual Report on Form 10-K, which is incorporated herein by reference.

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

At March 05, 2025, there were 364 holders of the common stock of the Company, which does not reflect persons or entities that hold the common stock in nominee or “street” name through various brokerage firms or other nominee accounts. At March 05, 2025, there were 4,617,466 shares of common stock issued and outstanding.

Share Repurchases

On April 24, 2024, the Board authorized the repurchase of up to $1,000,000 in additional shares of the Company’s outstanding common stock, subject to an expiration date of December 31, 2024. Prior to the expiration date, the Company repurchased 44,220 shares at an average price per share of $17.95. Under this program, 44,220 shares of the Company common stock were repurchased in November 2024.

At December 31, 2024 the plan expired and no remaining shares could be repurchased under the Board-approved plan, despite the fact that less than $1,000,000 of shares of the Company’s common stock were purchased under the plan.

Information concerning the Company’s repurchase of its outstanding common stock during the year ended December 31, 2024, is set forth in the following table:

				Maximum Dollar Amount
			Total Dollar Amount of	of Shares that May
	Total Number of	Average	Shares Purchased as Part	Yet Be Purchased
	of Shares	Price	of Publicly Announced	Under the Plans
Period	Purchased	Per Share	Plans or Programs	or Programs
November 1 - 30, 2024	44,220	$17.90	$791,538	$11,646
December 1 - 31, 2024	—	$—	$791,538	$—

The Company’s common stock is traded under the symbol PFBX on the OTCQX Best Market (“OTCQX”).

Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

ITEM 6 – [RESERVED]

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Peoples Financial Corporation (the “Company”) is a one-bank holding company headquartered in Biloxi, Mississippi. The following presents Management’s discussion and analysis of the consolidated condition and results of operations of the Company and its consolidated subsidiaries for the years ended December 31, 2024, 2023 and 2022. These comments highlight the significant events for these years and should be considered in combination with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in this annual report.

FORWARD-LOOKING INFORMATION

Congress passed the Private Securities Litigation Act of 1995 in an effort to encourage corporations to provide information about a company’s anticipated future financial performance. This act provides a safe harbor for such disclosure which protects the companies from unwarranted litigation if actual results are different from management expectations. This report contains forward-looking statements and reflects industry conditions, company performance and financial results. These forward-looking statements are subject to a number of factors and uncertainties which could cause the Company’s actual results and experience to differ from the anticipated results and expectations expressed in such forward-looking statements. Such factors and uncertainties include, but are not limited to: changes in interest rates and market prices, changes in local economic and business conditions, increased competition for deposits and loans, changes in the availability of funds resulting from reduced liquidity, changes in statutes, government regulations or regulatory policies or practices and acts of terrorism, weather or other events beyond the Company’s control.

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) issued new accounting standards updates in 2024, which are disclosed in Note A to the Consolidated Financial Statements. The Company does not expect that the update discussed in the Notes will have a material impact on its financial position, results of operations or cash flows. Further disclosure relating to this and other updates is included in Note A.

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

One of the Company’s critical accounting policies relates to its allowance for credit losses, which reflects the estimated losses resulting from the inability of its borrowers to make loan payments. The allowance for credit losses is established and maintained at an amount sufficient to absorb losses on loans and leases held for investment. Credit losses arise not only from credit risk, but also from other risks inherent in the lending process including, but not limited to, collateral risk, operation risk, concentration risk and economic risk. As such, all related risks of lending are considered when assessing the adequacy of the allowance for credit losses.

Management believes that the allowance for credit losses is adequate and appropriate for all periods presented in these financial statements. All credit relationships with an outstanding balance of $50,000 or greater that are included in Management’s loan watch list are individually reviewed for credit losses.

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

Income Taxes

The Company uses the asset and liability method of accounting for deferred income taxes and provides deferred income taxes for all significant income tax temporary differences. As part of the process of preparing the consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as the provision for credit losses, for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities that are included in the consolidated statement of condition. The Company must also assess the likelihood that the deferred tax assets will be recovered from future taxable income, and, to the extent Management believes that recovery is not likely, the Company must establish a valuation allowance. Significant Management judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. To the extent the Company establishes a valuation allowance or adjusts this allowance in a period, the Company must include an expense or a benefit within the tax provisions in the consolidated statement of operations.

GAAP Reconciliation and Explanation

This report contains non-GAAP financial measures determined by methods other than in accordance with GAAP. Such non-GAAP financial measures include taxable equivalent interest income and taxable equivalent net interest income. Management uses these non-GAAP financial measures because it believes they are useful for evaluating our operations and performance over periods of time, as well as in managing and evaluating our business and in discussions about our operations and performance. Management believes these non-GAAP financial measures provide users of our financial information with a meaningful measure for assessing our financial results, as well as comparison to financial results for prior periods. These non-GAAP financial measures should not be considered as a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled financial measures used by other companies. A reconciliation of these operating performance measures to GAAP performance measures for the years ended December 31, 2024, 2023 and 2022 is included below.

RECONCILIATION OF NON-GAAP PERFORMANCE MEASURES

(in thousands)

Years Ended December 31,	2024	2023	2022
Interest income (GAAP)
Interest income - taxable equivalent	$33,094	$32,629	$23,708
Taxable equivalent adjustment	280	303	315
Interest income reconciliation:	$33,374	$32,932	$24,023

Net interest income (GAAP)
Net interest income - taxable equivalent	$23,451	$26,474	$21,550
Taxable equivalent adjustment	280	303	315
Interest income reconciliation:	$23,731	$26,777	$21,865

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

Concerns about inflation and its potential impact on the economy and individual households are among the issues being considered by the Federal Reserve. Raising the Federal funds rate has been a strategy pursued in 2023 and 2022 to address this issue. The Federal Reserve has raised interest rates a total of 100 basis points during 2023 and 425 basis points during 2022 in an effort to promote maximum employment, keep prices stable and have moderate long-term interest rates.  Due to a weakening labor market the Federal Reserve has changed its course of action and has reduced interest rates by 100 basis points during 2024.

Assisting our customers during the pandemic was a priority. The Company granted modifications by extending payments 90 days or allowing interest only payments to certain customers as a result of the economic challenges of business closures and unemployment resulting from COVID 19. We also actively participated in the Paycheck Protection Program (“PPP”), a specific stimulus resource designed to provide assistance to small businesses. The Company recorded loan fees associated with the PPP loan program in the amount of approximately $125,000 in 2022.

The Company reported net income of $21,703,000 for 2024 compared with net income of $9,166,000 for 2023 compared with net income of $8,941,000 for 2022, respectively. Results in 2024 included a discrete item recorded as a tax benefit for the reversal of the Company’s valuation allowance on federal and state deferred tax assets during the third quarter of 2024, an increase in total interest income, a decrease in the allowance for credit losses, and in increase in total interest expense.  Results in 2023 included an increase in net interest income, a decrease in the allowance for credit losses, which were partially offset by an increase in non-interest expense, and the recording of tax expense. Results in 2022 included an increase in net interest income, an increase in the allowance for loans losses which were partially offset by an increase in non-interest income, a decrease in non-interest expense, and the recording of a  tax benefit.

Managing the net interest margin is a key component of the Company’s earnings strategy. During 2022, the Federal Reserve increased rates by 425 basis points and increased again 50 basis points in the first quarter of 2023, 25 basis points in the second quarter of 2023 and another 25 basis points in the third quarter of 2023 in an effort to slow inflation. During 2024, due to a weakening labor market and a change in its course of action, the Federal Reserve has decreased rates by 50 basis points in the third quarter of 2024, and another 50 basis points in the fourth quarter of 2024.

As a result, net interest income decreased $3,023,000 as compared with 2023. This decrease was attributable to higher interest expense mainly on borrowed funds.  The Company did see an increase in total interest income of $465,000 as compared to 2023 which was due to yields on loans remaining strong and higher loan fees.  However, the increase in rates during 2023 caused total interest expense to increase $3,488,000 in 2024 as compared with 2023. The decrease in rates during 2024 has not started to impact the cost of funds.

Monitoring asset quality, estimating potential losses in our loan portfolio and addressing non-performing loans continue to be a major focus of the Company. A reduction of the provision for the allowance for credit losses of $162,000 was recorded in 2024 compared to a reduction in the allowance for credit losses of $272,000 recorded in 2023.  An increase in the allowance for loan losses of $80,000 was recorded in 2022.  On June 30, 2023, following a foreclosure, a large loan was charged off in the amount of $186,000 and the related property was moved into other real estate. This increased the Bank’s other real estate balance to $952,000. In October 2023, funds were received to settle the sale of one property in other real estate reducing the balance to $1. On December 30, 2024, following a repossession, related property was moved into other real estate increasing the balance to $9,000 at December 31, 2024.  The Company’s nonaccrual loans totaled $418,000 and $213,000 at December 31, 2024 and 2023. Most of these loans are collateral-dependent, and the Company has rigorously evaluated the value of its collateral to determine potential losses.

Non-interest income increased $120,000 in 2024 as compared with 2023 results and decreased $1,000 in 2023 as compared with 2022 results. The increase in 2024 was primarily the result of an increase in trust department income and fees and an increase in Bank-owned Life Insurance (“BOLI”) income along with other income offset slightly by a decrease in service charges on deposits accounts.  The decrease in 2023 was primarily the result of a decrease in service charge and other income offset mostly by an increase in trust income related to an acquisition.

Non-interest expenses decreased $106,000 in 2024 as compared with 2023 and increased $498,000 in 2023 as compared with 2022. The decrease in 2024 was primarily due to lower salaries and employee benefits of $645,000 which was the result of an increase in the discount rate that decreased the liability on deferred compensation expense, although that decrease was offset mostly by higher depreciation and maintenance expenses of $229,000 and higher other expense of $212,000 as compared with 2023.  The increase in 2023 was primarily due to higher net occupancy, legal, accounting, compliance and trust expenses.

Total assets at December 31, 2024 increased $34,111,000 as compared with December 31, 2023.  Total deposits increased $32,240,000 primarily because the asset management and trust department’s deposit account brought in funds to pay bond principal and interest payments which funds were transferred back out of the Bank at the beginning of January 2025 to satisfy these payments.  This increase in deposits resulted in an increase in overnight cash and due from banks of $84,950,000 while loans decreased $4,763,000. In order to stay liquid, there was a decrease in net securities, since the funds have been placed in cash and due from banks and used to pay off borrowings as securities mature.

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

2024 as compared with 2023

The Company’s average interest-earning assets decreased approximately $32,744,000, or 4.03%, from approximately $811,674,000 for 2023 to approximately $778,930,000 for 2024. Average taxable held to maturity securities decreased approximately $64,912,000, average nontaxable held to maturity securities decreased approximately $3,236,000 and average taxable available for sale securities increased approximately $33,565,000 as investment maturities and calls exceeded purchases of  securities in total. Average fed funds sold decreased approximately $295,000. These decreases were caused by the decrease in savings and interest-bearing DDA balances during the same period due to the runoff of several large public fund depositors. Average loans increased approximately $2,407,000 as new loans exceeded principal payments, paydowns, maturities, and charge-offs on existing loans. The increase in average loans and the decrease in average deposits, as discussed below, caused less new purchases in investments in securities and an increase in borrowed funds. The average yield on interest-earning assets was 4.28% for 2024 compared with 4.05% for 2023. The yield on average loans increased as a result of the lingering effects of the increase in prime rate during 2023 as discussed in the Overview.

Average interest-bearing liabilities decreased approximately $30,817,000, or 5.05%, from approximately $609,715,000 for 2023 to approximately $578,898,000 for 2024. Average savings and interest-bearing DDA balances decreased approximately $60,333,000 primarily because several large public fund customers maintained lower balances throughout the year with the bank subsidiary prior to withdrawing funds. The average rate paid on interest-bearing liabilities increased from 1.01% for 2023 to 1.67% for 2024. This increase was the result of increased rates in 2023, but rates should start to decrease into 2025 due to a decrease in market rates at the end of 2024.

The Company’s net interest margin on a nontax-equivalent basis, which is net interest income as a percentage of average earning assets, was 3.26% for 2023 as compared with 3.01% for 2024.

The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 3.29% for 2023 as compared with 3.05% for 2024.

2023 as compared with 2022

The Company’s average interest-earning assets decreased approximately $15,821,000, or 1.91%, from approximately $827,495,000 for 2022 to approximately $811,674,000 for 2023. Average taxable held to maturity securities increased approximately $65,114,000, average nontaxable held to maturity securities decreased approximately $1,335,000 and average taxable available for sale securities decreased approximately $61,187,000 as investment maturities and calls exceeded purchases of these securities. Average fed funds sold decreased approximately $15,994,000. These decreases were caused by the decrease in savings and interest-bearing DDA balances during the same period due to the runoff of several large public fund depositors. Average loans decreased approximately $1,612,000 as principal payments, paydowns, maturities, and charge-offs on existing loans exceeded new loans. The decrease in average loans and the decrease in average deposits, as discussed below, caused less new purchases in investments in securities and an increase in borrowed funds. The average yield on interest-earning assets was 4.05% for 2023 compared with 2.90% for 2022. The yield on average investment securities increased as a result of the increase in prime rate during 2023 as discussed in the Overview.

Average interest-bearing liabilities decreased approximately $1,511,000, or 0.25%, from approximately $611,226,000 for 2022 to approximately $609,715,000 for 2023. Average savings and interest-bearing DDA balances increased approximately $39,464,000 primarily as several large public fund customers maintained higher balances throughout the year with the bank subsidiary prior to withdrawing funds, while interest-bearing time deposits decreased approximately $42,796,000 mainly due to higher competitive rates paid by other local financial institutions. The average rate paid on interest-bearing liabilities increased from 0.35% for 2022 to 1.01% for 2023. This increase was the result of increased rates in 2022 and 2023.

The Company’s net interest margin on a nontax-equivalent basis, which is net interest income as a percentage of average earning assets, was 2.60% for 2022 as compared with 3.26% for 2023.

The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 2.64% for 2022 as compared with 3.29% for 2023.

The tables below analyze the changes in tax-equivalent net interest income for the years ended December 31, 2024, 2023 and 2022.

ANALYSIS OF AVERAGE BALANCES, INTEREST EARNED/PAID AND YIELD

(in thousands)

	2024			2023			2022
	Average	Interest		Average	Interest		Average	Interest
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Loans (1)(2)	$236,596	$14,821	6.26%	$234,189	$12,945	5.53%	$235,801	$11,135	4.72%
Balances due from depository institutions	33,261	1,776	5.34%	33,556	1,625	4.84%	49,550	413	0.83%
Held to maturity:
Taxable	105,249	2,885	2.74%	170,161	5,793	3.40%	105,047	2,713	2.58%
Non taxable (3)	32,986	1,009	3.06%	36,222	1,090	3.01%	37,557	1,105	2.94%
Available for sale:
Taxable	365,023	12,630	3.46%	331,458	11,250	3.39%	392,645	8,482	2.16%
Non taxable (3)	3,699	109	2.94%	3,873	124	3.20%	4,740	153	3.23%
Other	2,116	144	6.81%	2,215	105	4.74%	2,155	22	1.02%
Total	$778,930	$33,374	4.28%	$811,674	$32,932	4.05%	$827,495	$24,023	2.90%

Savings and interest-bearing DDA	$506,404	$6,947	1.37%	$566,737	$5,507	0.97%	$527,273	$1,636	0.31%
Time deposits	33,317	690	2.07%	35,596	239	0.67%	78,392	349	0.45%
Other borrowed funds	39,177	2,006	5.12%	7,382	409	5.54%	5,561	173	3.11%
Total	$578,898	$9,643	1.67%	$609,715	$6,155	1.01%	$611,226	$2,158	0.35%

Net tax-equivalent spread			2.62%			3.04%			2.55%
Net tax-equivalent margin on earning assets			3.05%			3.29%			2.64%
(1)	Loan fees of $515, $397 and $659 for 2024, 2023 and 2022, respectively, are included in these figures. Of the loan fees recognized in 2024, 2023 and 2022, $0, $0 and $125, respectively, were related to PPP loans.
(2)	Includes nonaccrual loans.
(3)	All interest earned is reported on a taxable equivalent basis using a tax rate of 24.95% in 2024, 2023 and 2022. See disclosure of Non-GAAP financial measures on pages 24 and 25.

ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSE

(in thousands)

	For the Year Ended
	December 31, 2024 Compared With December 31, 2023
	Volume	Rate	Rate/Volume	Total
Interest earned on:
Loans	$133	$1,725	$18	$1,876
Balances due from depository institutions	(14)	167	(2)	151
Held to maturity securities:
Taxable	(2,210)	(1,128)	430	(2,908)
Non taxable	(97)	18	(2)	(81)
Available for sale securities:
Taxable	1,139	219	22	1,380
Non taxable	(6)	(10)	1	(15)
Other	(5)	46	(2)	39
Total	$(1,060)	$1,037	$465	$442

Interest paid on:
Savings and interest-bearing DDA	$(586)	$2,268	$(242)	$1,440
Time deposits	(15)	499	(33)	451
Other borrowed funds	1,762	(31)	(134)	1,597
Total	$1,161	$2,736	$(409)	$3,488

ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSE

(in thousands)

	For the Year Ended
	December 31, 2023 Compared With December 31, 2022
	Volume	Rate	Rate/Volume	Total
Interest earned on:
Loans	$(76)	$1,899	$(13)	$1,810
Balances due from depository institutions	(133)	1,987	(642)	1,212
Held to maturity securities:
Taxable	1,682	863	535	3,080
Non taxable	(39)	25	(1)	(15)
Available for sale securities:
Taxable	(1,322)	4,845	(755)	2,768
Non taxable	(28)	(1)	—	(29)
Other	1	80	2	83
Total	$85	$9,698	$(874)	$8,909
Interest paid on:
Savings and interest-bearing DDA	$122	$3,488	$261	$3,871
Time deposits	(191)	178	(97)	(110)
Other borrowed funds	58	134	44	236
Total	$(11)	$3,800	$208	$3,997

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

Management is to consider the qualitative factors that are relevant to the Bank as of the reporting date.

The Company’s on-going, systematic evaluation resulted in the Company recording a provision for the allowance for credit losses on unfunded commitments of $28,000, a provision of $10,000 for credit losses on held to maturity securities and a negative provision of ($200,000) for the allowance for credit losses  in 2024.  The Company recorded a negative provision for the allowance for credit losses on unfunded commitments of $(17,000), a negative provision for the allowance for credit losses on held to maturity securities of $(11,000) and a negative provision for the allowance for credit losses  of $(244,000) in 2023. The Company recorded a provision of $80,000 for the allowance for loan losses in 2022.

During the year ended December 31, 2024 one piece of equipment was repossessed resulting in a balance of $9,000 in other real estate at the end of the year.  During the year ended December 31, 2023 one large loan on nonaccrual prior to foreclosure was moved to other real estate then later sold during the year along with a recovery of another loan in the amount of $468,000. The Company’s analysis includes evaluating the current values of collateral securing all nonaccrual loans. Nonaccrual loans totaled $418,000 and $213,000 with specific reserves on these loans of $0 and $39,500 as of December 31, 2024 and 2023, respectively. The specific reserves allocated to nonaccrual loans are relatively low as collateral values appear sufficient to cover loan losses, or the loan balances have been charged down to their realizable value.

The allowance for credit losses as a percentage of loans was 1.28%, 1.35% and 1.40% at December 31, 2024, 2023, and 2022, respectively. The Company believes that its allowance of credit losses is appropriate as of December 31, 2024.

The allowance for credit losses  is an estimate, and as such, events may occur in the future which may affect its accuracy. The Company anticipates that it is possible that additional information will be gathered in future quarters on loan performance, which may require an adjustment to the allowance for credit losses. Management will continue to closely monitor its portfolio and take such action as it deems appropriate to accurately report its financial condition and results of operations.

Non-interest Income

2024 as compared with 2023

Total non-interest income increased $120,000 in 2024 compared with 2023.  Trust department income and fees increased $130,000, BOLI income increased by $47,000 and other income increased by $25,000 offset somewhat by a decrease of $61,000 in service charges on deposit accounts in 2024 as compared with 2023.

2023 as compared with 2022

Total non-interest income decreased $1,000 in 2023 as compared with 2022. Service charges on deposit accounts decreased $216,000 and other income decreased $206,000 which included some nonrecurring income items in 2022 offset mostly by Trust department income and fees which increased $351,000 in 2023 as compared with 2022 as a result of the recent trust acquisition.

Non-interest Expense

2024 as compared with 2023

Total non-interest expense decreased $106,000 in 2024 as compared with 2023. Salaries and employee benefits decreased  $645,000 which was the result of an increase in the discount rate that decreased the liability on deferred compensation expense.  That decrease was offset mostly by higher depreciation and maintenance expenses of $229,000 and higher other expense of $212,000 as compared with 2023.  Other expenses consisted of an increase in ATM expenses of $327,000 in 2024 as compared with 2023.

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

Income Taxes

During the fourth quarter of 2022, the Company determined that it was more likely than not that it would realize a certain amount of its deferred tax assets. As of December 31, 2022, the Company no longer had a net operating loss carryforward and its projections of future income indicated that reversal of a portion of the valuation allowance was appropriate. Accordingly, an income tax benefit of $2,446,000 was recorded in the fourth quarter of 2022. As of December 31, 2023 the Company had recorded income tax expenses in the amount of $2,121,000.

During the third quarter of 2024, the Company determined that there was sufficient evidence to support (at the more likely than not threshold) that the Company will have sufficient future sources of taxable income to remove substantially all of the valuation allowance established as of the beginning of the year and as of September 30, 2024.  This change in circumstances resulted in a discrete item of $15,194,000 recognized as a reduction of income tax expense for the year ended December 31, 2024.

Note I to the Consolidated Financial Statements presents a reconciliation of income taxes for these three years and further analysis of the valuation allowance.

FINANCIAL CONDITION

On December 31, 2024, cash and due from banks increased by $84,950,000 compared to December 31, 2023. This increase was primarily due to the asset management and trust department’s deposit account bringing in funds to pay bond principal and interest payments. These funds were transferred back out of the Bank at the beginning of January 2025 to satisfy these payments.

Available for sale securities decreased $30,829,000 and held to maturity securities decreased $27,755,000, respectively at December 31, 2024 compared with December 31, 2023 as the Company decreased its held to maturity and available for sale investment purchases to pay off borrowings and remain liquid.

Gross loans decreased $4,763,000 at December 31, 2024 compared with December 31, 2023, as principal payments, maturities, and charge-offs on existing loans outpaced new loans.

Total deposits increased $32,240,000 at December 31, 2024, as compared with December 31, 2023. Typically, significant increases or decreases in total deposits and/or significant fluctuations among the different types of deposits from year to year are anticipated by Management as customers in the casino industry and county and municipal entities reallocate their resources periodically.

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

Significant transactions affecting shareholders’ equity during 2024 are described in Note J to the Consolidated Financial Statements. The Statement of Changes in Shareholders’ Equity also presents all activity in the Company’s equity accounts.

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

Deposits, payments of principal and interest on loans, proceeds from maturities of investment securities and earnings on investment securities are the principal sources of funds for the Company. Borrowings from the FHLB, federal funds sold and federal funds purchased are utilized by the Company to manage its daily liquidity position. The Company has also been approved to participate in the Federal Reserve Bank’s Discount Window Primary Credit Program , which it intends to use only as a contingency.  As of December 31, 2024, the Company was able to borrow up to $10,094,000 from the Federal Reserve Bank Discount Window Primary Credit Program. The borrowing limit was based on the amount of collateral pledged, with certain loans from the Bank’s portfolio serving as collateral. The Company has $116,383,000 available under a line of credit with the Federal Home Loan Bank of Dallas. The Company has additional contingency funding capacity with various other financial institutions in the amount of $30,500,000.

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

The Company was advised during the second quarter of 2023 that the Bank would not be retaining certain public funds deposits following competitive bid processes whereby those accounts were awarded to other local banks. While the majority of those deposits were withdrawn during the third quarter of 2023, approximately $21 million remained on the Company’s statement of condition at the end of the fourth quarter of 2023, the Company experienced the funds withdrawn from the Bank during the first and second quarter of 2024.  The Bank ran several special time deposit rates during 2024 to replace the withdrawn public fund accounts.

Funding obtained to replace the withdrawn deposits were at a higher cost than the interest rate paid on the deposits withdrawn and therefore impacted the Bank’s net interest margin. However, the Company replaced the deposit withdrawals through growth in other deposit accounts, proceeds from maturities of investment securities and earnings on investment securities, and through other borrowings with the FHLB or other counterparties, without having to liquidate any securities within its existing portfolio at a loss.

The Company participates in competitive bids throughout the year and anticipates bidding on new public fund customers as the opportunity arises.

The Company also uses other sources of funds, including borrowings from the FHLB. The Company generally anticipates relying on deposits, purchases of federal funds and borrowings from the FHLB for its liquidity needs in 2025.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Condition page 36
Consolidated Statements of Operations page 37
Consolidated Statements of Comprehensive Income (Loss) page 38
Consolidated Statements of Changes in Shareholders’ Equity page 39
Consolidated Statements of Cash Flows page 40
Notes to Consolidated Financial Statements page 41-78
Reports of Independent Registered Public Accounting Firm: page 79-83
EisnerAmper LLP
Baton Rouge, LA
PCAOB ID 247 Wipfli LLP Atlanta, Georgia PCAOB ID 344

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition

(in thousands except share data)

December 31,	2024	2023
Assets
Cash and due from banks	$107,744	$22,794
Available for sale securities, amortized cost of $345,867 at December 31, 2024; $379,195 at December 31, 2023	308,648	339,477
Held to maturity securities, fair value of $111,112 at December 31, 2024; $138,523 at December 31, 2023	123,196	150,941
Less: Allowance for credit losses on held to maturity securities	40	30
Held to maturity securities, net	123,156	150,911
Other investments	350	350
Federal Home Loan Bank Stock, at cost	608	2,334
Loans	233,576	238,339
Less: Allowance for credit losses	2,982	3,224
Loans, net	230,594	235,115
Bank premises and equipment, net of accumulated depreciation	18,712	19,470
Other real estate	9	—
Accrued interest receivable	3,516	3,520
Cash surrender value of life insurance	22,026	21,375
Intangible asset	476	538
Other assets	16,010	1,854
Total assets	$831,849	$797,738
Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Demand, non-interest bearing	$235,183	$174,933
Savings and demand, interest bearing	434,680	483,662
Time, $250,000 or more	20,563	7,518
Other time deposits	30,304	22,377
Total deposits	720,730	688,490
Advances from Federal Home Loan Bank	—	18,500
Employee and director benefit plans liabilities	19,201	19,581
Other liabilities	1,917	1,884
Total liabilities	741,848	728,455
Shareholders' Equity:
Common stock, $1 par value, 15,000,000 shares authorized, 4,617,466 and 4,661,686 shares issued and outstanding at December 31, 2024 and December 31, 2023	4,617	4,662
Surplus	65,780	65,780
Undivided profits	56,491	37,574
Accumulated other comprehensive loss	(36,887)	(38,733)
Total shareholders' equity	90,001	69,283
Total liabilities and shareholders' equity	$831,849	$797,738

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Operations

(in thousands except per share data)

Years Ended December 31,	2024	2023	2022
Interest income:
Interest and fees on loans	$14,821	$12,945	$11,135
Interest and dividends on securities:
U. S. Treasuries	7,108	6,560	3,173
Mortgage-backed securities	2,397	3,621	2,586
Collateralized mortgage obligations	3,040	3,495	1,919
States and political subdivisions	3,808	4,278	4,460
Other investments	144	105	22
Interest on balances due from depository institutions	1,776	1,625	413
Total interest income	33,094	32,629	23,708
Interest expense:
Deposits	7,637	5,746	1,985
Borrowings	2,006	409	173
Total interest expense	9,643	6,155	2,158
Net interest income	23,451	26,474	21,550
Provision for (reduction of) credit losses	(162)	(272)	80
Net interest income after provision for (reduction of) credit losses	23,613	26,746	21,470
Non-interest income:
Trust department income and fees	2,482	2,352	2,001
Service charges on deposit accounts	3,178	3,239	3,455
(Loss) gain on liquidation, sales and calls of securities	—	—	—
Increase in cash surrender value of life insurance	532	485	445
Gain (loss) on sale of property, plant and equipment, net	9	30	—
Other income	813	788	994
Total non-interest income	7,014	6,894	6,895
Non-interest expense:
Salaries and employee benefits	10,499	11,144	11,341
Net occupancy	2,185	2,087	1,755
Equipment rentals, depreciation and maintenance	3,003	2,774	2,905
Other expense	6,560	6,348	5,854
Total non-interest expense	22,247	22,353	21,855
Income before income taxes	8,380	11,287	6,510
Income tax (benefit) expense	(13,323)	2,121	(2,431)
Net income	$21,703	$9,166	$8,941
Basic and diluted earnings per share	$4.66	$1.96	$1.91
Dividends declared per share	$0.44	$0.53	$0.19

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

Years Ended December 31,	2024	2023	2022
Net income	$21,703	$9,166	$8,941
Other comprehensive income (loss):
Net unrealized gain (loss) on available for sale securities, net of tax	1,875	8,042	(45,600)
Reclassification adjustment for realized losses (gains) on available for sale securities called or sold in current year	—	—	—
Gain (loss) from unfunded post-retirement benefit obligation, net of tax	(29)	(357)	1,013
Total other comprehensive income (loss)	1,846	7,685	(44,587)
Total comprehensive income (loss)	$23,549	$16,851	$(35,646)

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands except share and per share data)

					Accumulated
	Number of				Other
	Common	Common		Undivided	Comprehensive
	Shares	Stock	Surplus	Profits	Income (Loss)	Total
Balance, January 1, 2022	4,678,186	$4,678	$65,780	$23,102	$(1,831)	$91,729
Net income	—	—	—	8,941	—	8,941
Cash dividend ($0.19 per share)	—	—	—	(889)	—	(889)
Other comprehensive loss	—	—	—	—	(44,587)	(44,587)
Balance, December 31, 2022	4,678,186	4,678	65,780	31,154	(46,418)	55,194
Cumulative effect of accounting change	—	—	—	(81)	—	(81)
Total shareholders' equity at beginning of period, as adjusted	4,678,186	4,678	65,780	31,073	(46,418)	55,113
Net income	—	—	—	9,166	—	9,166
Cash dividend ($0.53 per share)	—	—	—	(2,473)	—	(2,473)
Other comprehensive loss	—	—	—	—	7,685	7,685
Stock repurchase	(16,500)	(16)	—	(192)	—	(208)
Balance, December 31, 2023	4,661,686	4,662	65,780	37,574	(38,733)	69,283
Net income	—	—	—	21,703	—	21,703
Cash dividend ($0.44 per share)	—	—	—	(2,039)	—	(2,039)
Other comprehensive income	—	—	—	—	1,846	1,846
Stock repurchase	(44,220)	(45)	—	(747)	—	(792)
Balance, December 31, 2024	4,617,466	$4,617	$65,780	$56,491	$(36,887)	$90,001

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

Years Ended December 31,	2024	2023	2022
Cash flows from operating activities:
Net income	$21,703	$9,166	$8,941
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,678	1,551	1,664
(Reduction of) provision for credit losses	(162)	(272)	80
Write-down of other real estate	—	—	155
Loss (gain) on sales of other real estate	—	97	(87)
Amortization of intangible asset	62	62	21
(Accretion) amortization of available for sale securities	(2,101)	(237)	(12)
(Accretion) amortization of held to maturity securities	563	(2,091)	71
(Gain) loss on sale or disposition of bank premises and equipment	(9)	(30)	—
Increase in cash surrender value of life insurance	(532)	(486)	(445)
Change in accrued interest receivable	4	(246)	(433)
Change in deferred tax expense (benefit)	(13,760)	(1,690)	(2,446)
Change in other assets	(1,009)	2,789	215
Change in employee and director benefit plan liabilities and other liabilities	(403)	438	184
Net cash provided by operating activities	6,034	9,051	7,908
Cash flows from investing activities:
Proceeds from maturities, liquidation and calls of available for sale securities	198,497	54,123	89,879
Purchases of available for sale securities	(163,069)	(35,153)	(108,832)
Proceeds from maturities of held to maturity securities	27,172	209,307	23,751
Purchases of held to maturity securities	—	(162,970)	(108,831)
Purchases (redemptions) of Federal Home Loan Bank Stock	1,726	(159)	(22)
Proceeds from sales of other real estate	9	1,114	1,564
Purchase of trust department book of business	—	—	(621)
Loans, net change	4,703	(1,272)	1,231
Acquisition of bank premises and equipment	(977)	(2,537)	(2,173)
Proceeds from sale of bank premises and equipment	65	46	—
Investment in cash surrender value of life insurance	(119)	(121)	(173)
Net cash provided by (used in) investing activities	68,007	62,378	(104,227)
Cash flows from financing activities:
Demand and savings deposits, net change	11,268	(86,067)	122,778
Time deposits, net change	20,972	(11,223)	(41,836)
Cash dividends paid	(2,039)	(2,473)	(889)
Stock repurchase	(792)	(208)	—
Borrowings from Federal Home Loan Bank	840,650	769,350	567,750
Repayments to Federal Home Loan Bank	(859,150)	(750,850)	(568,639)
Net cash (used in) provided by financing activities	10,909	(81,471)	79,164
Net (decrease) increase in cash and cash equivalents	84,950	(10,042)	(17,155)
Cash and cash equivalents, beginning of period	22,794	32,836	49,991
Cash and cash equivalents, end of period	$107,744	$22,794	$32,836
Supplemental disclosures of noncash investing activities
Transfer from loans to other real estate owned	$18	$952	$—

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

Basis of Accounting

The Company and its subsidiaries recognize assets and liabilities, and income and expense, on the accrual basis of accounting. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determination of the allowance for credit losses and valuation allowances associated with the realization of deferred tax assets, which are based on future taxable income.

Segment Reporting

The Company is managed as a single operating segment on a consolidated basis. The Company determines its operating segments based on how the chief operating decision maker (“CODM”) makes decisions regarding the allocation of resources and operational strategy, assesses performance, and manages the organization at a consolidated level. The Chief Executive Officer (“CEO”), is the CODM. The products and services from which this segment derives its revenues are described below in the discussion of revenue recognition.

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

New Accounting Pronouncements

Accounting Standards Update –In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update 2024-03 (“ASU 2024-03”), Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40).  ASU 2024-03 (Subtopic 220-40) will require public companies to disclose, in the notes to financial statements, specified information about certain costs and expenses at each interim and annual reporting period. Specifically, they will be required to: 1. Disclose the amounts of (a) purchases of inventory; (b) employee compensation; (c) depreciation; (d) intangible asset amortization; and (e) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities (or other amounts of depletion expense) included in each relevant expense caption. 2. Include certain amounts that are already required to be disclosed under current generally accepted accounting principles (GAAP) in the same disclosure as the other disaggregation requirements. 3. Disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. 4. Disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The amendments in ASU 2024-03 are effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027.  Early adoption is permitted.  Management has evaluated the impact of the adoption of this standard and determined there would be no material impact to the Company’s consolidated financial position or results of operations.

Accounting Standards Update –In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update 2024-04 (“ASU 2024-04”), Debt with Conversion and Other Options (Subtopic 470-20).  ASU 2024 04 (Subtopic 470-20) improves the relevance and consistency in application of the induced conversion guidance in Subtopic 470-20.  Current generally accepted accounting principles (GAAP) provides guidance for determining whether a settlement of convertible instruments at terms different from the original conversion terms should be accounted for as an induced conversion (as opposed to a debt extinguishment).  The amendments in the ASU clarify requirements for determining whether certain settlements of convertible debt instruments, including convertible debt instruments with cash conversion features or convertible debt instruments that are not currently convertible, should be accounted for as an induced conversion.  The amendments in the ASU are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted.  Management has evaluated the impact of the adoption of this standard and determined there would be no material impact to the Company’s consolidated financial position or results of operations.

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

Accounting Standards Update –In March 2024, the Financial Accounting Standards Board issued Accounting Standards Update 2024-01 (“ASU 2024-01”), Compensation-Stock Compensation (Topic 718):  Scope of Application of Profits Interest and Similar Awards. ASU 2024 01 provides illustrative guidance to clarify the scope application of profits interest and similar awards. It clarifies how an entity determines where a profits interest or similar award is within the scope of ASC 718 or not a share-based payment arrangement and therefore within the scope of other guidance. For certain public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. Management has evaluated the impact of the adoption of this standard and determined there would be no impact to the Company’s consolidated financial position or results of operations.

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

New Accounting Standards Adopted

Accounting Standards Update-In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update 2023-07 (“ASU 2023-07”), Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.  The guidance issued in this update requires improvement to the disclosures about a public entity’s reportable segments and more detailed information about a reportable segment’s expenses and other segment items.  Even though the Company has a single reportable segment, all the disclosures required by this update are required.  Under this guidance, public entities are required to disclose segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment that are currently required annually.    This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024.    The amendments in this update should be applied retrospectively to all previous periods presented.  Adoption of this standard did not have a material effect on the reporting entity’s financial position or results of operations.

Cash and Due from Banks

For purposes of the Consolidated Statements of Cash Flows, cash and cash equivalents include cash on hand, balances due from banks, and federal funds sold, all of which mature within ninety days.

Securities

The classification of securities is determined by Management at the time of purchase. Securities are classified as held to maturity when the Company has the positive intent and ability to hold the security until maturity. Securities held to maturity are stated at amortized cost. Securities not classified as held to maturity are classified as available for sale and are stated at fair value. Unrealized gains and losses, net of tax, on these securities are recorded in shareholders’ equity as accumulated other comprehensive income (loss). The amortized cost of available for sale securities and held to maturity securities is adjusted for amortization of premiums and accretion of discounts to maturity, determined using the interest method. Such amortization and accretion is included in interest income on securities. The decline in value attributed to non-credit related factors is recognized in other comprehensive income (loss) for available for sale securities.

The CECL standard also requires an assessment of the Bank’s held to maturity debt securities for expected credit losses and the available for sale debt securities for credit-related impairment. The Bank applies the practical expedient to exclude the accrued interest receivable balance of $1,032,000 and $1,129,000 as of December 31, 2024 and December 31, 2023 from the amortized cost basis of held to maturity debt securities. The allowance for credit losses on held to maturity debt securities is estimated on a collective or pool basis when similar risk characteristics exist; held to maturity debt securities that share similar risk characteristics are collectively assessed for credit losses. A separate contra valuation account is available to absorb losses on securities. The allowance for credit loss is limited to the amount by which the fair value is less than the amortized cost basis. The Bank evaluates credit impairment on available for sale debt securities at an individual security level. This evaluation is done for securities whose fair value is below amortized cost with a more than inconsequential risk of default and where the Bank has assessed the decline in fair value is significant enough to suggest a credit event occurred. Credit events are generally assessed based on adverse conditions specifically related to the security, an industry, or geographic area, changes in the financial condition of the issuer of the security, or in the case of an asset-backed debt security, changes in the financial condition of the underlying loan obligors. The allowance for credit losses for such securities is measured using a discounted cash flow methodology, through which management compares the present value of expected cash flows with the amortized cost basis of the security. The allowance for credit loss is limited to the amount by which the fair value is less than the amortized cost basis. If the Bank intends to sell the debt security, or more likely than not will be required to sell the security before recovery of its amortized cost basis, the security is charged down to fair value against the allowance for credit losses, with any incremental impairment reported in earnings.

Available-for-Sale Securities- Securities not classified as held-to-maturity are classified as available-for-sale and are stated at fair value. Unrealized gains and losses on these securities are recorded in shareholder’s equity as accumulated other comprehensive income. Currently, all Treasury/Agency security purchases are being classified as available-for-sale. The Company evaluates credit impairment on available for sale debt securities at an individual security level. This evaluation is done for securities whose fair value is below amortized cost with a more than inconsequential risk of default and where the Company has assessed the decline in fair value is significant enough to suggest a credit event occurred. Credit events are generally assessed based on adverse conditions specifically related to the security, an industry, or geographic area, changes in the financial condition of the issuer of the security, or in the case of an asset-backed debt security, changes in the financial condition of the underlying loan obligors. The allowance for credit losses for such securities is measured using a discounted cash flow methodology, through which management compares the present value of expected cash flows with the amortized cost basis of the security. The allowance for credit loss is limited to the amount by which the fair value is less than the amortized cost basis.  If the Company intends to sell the debt security, or more likely than not will be required to sell the security before recovery of its amortized cost basis, the security is charged down to fair value against the allowance for credit losses, with any incremental impairment reported in earnings. Accrued interest receivable is excluded from the amortized cost basis in measuring expected credit losses on the investment securities, and no allowance for credit losses is recorded on accrued interest receivable. The Company’s current securities available for sale portfolio consists of U.S. Treasury securities, mortgage-backed securities, U.S. agency securities, and municipal bonds. The Company’s securities available for sale, other than the municipal bonds, are considered treasuries, agencies, and instrumentalities of the U.S. government, which have a zero credit loss assumption. These securities have the full faith and credit backing of the U.S. government or one of its agencies. Municipal bonds available for sale do not fall under the zero credit loss assumption and are evaluated quarterly using the considerations mentioned above to determine whether there is a credit loss associated with a decline in fair value.

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

Loans are stated at the amount of unpaid principal, reduced by unearned income and the allowance for credit losses. Interest on loans is recognized on a daily basis over the terms of each loan based on the unpaid principal balance.

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

The Company’s loan portfolio segments and related credit risks as of December 31, 2024 and December 31, 2023 were as follows:

Real Estate Loans

Residential-Residential mortgage loans are susceptible to weakening general economic conditions, increases in unemployment rates, and declining real estate values.

Construction-Risks common to commercial construction loans are cost overruns, changes in market demand for property, inadequate long-term financing arrangements, and declines in real estate values. Residential construction loans are susceptible to those same risks as well as those associated with residential mortgage loans. Changes in market demand for property could lead to longer marketing times resulting in higher carrying costs, declining values, and higher interest rates.

Nonresidential-Risks common to this loan category include industry concentration and the inability to monitor the condition of collateral. Declines in general economic conditions and other events can cause cash flows to fall to levels insufficient to service debt, declines in real estate values, and lack of suitable alternative use for properties. These loans are also susceptible to declines in occupancy rates, business failure, and general economic conditions.

Commercial and Industrial-Risks common to this loan category include industry concentration and the practical limitations associated with monitoring the condition of the collateral which often consists of inventory, accounts receivable, and other non-real estate assets. Equipment and inventory obsolescence can also pose a risk. Declines in general economic conditions and other events can cause cash flows to fall to levels insufficient to service debt.

Other-Risks common to these loans include regulatory risks, unemployment, changes in local economic conditions, and the inability to monitor collateral consisting of personal property.

Allowance for credit losses on loans and leases and unfunded lending

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

Estimation Methods for Expected Credit Losses-Accounting Standards Codification (“ASC”) 326, “Financial Instruments-Credit Losses,” does not require the use of a specific loss estimation method for purposes of determining ACLs. Various methods may be used to estimate the expected collectability of financial assets, with those methods generally applied consistently overtime. The same loss estimation method does not need to be applied to all financial assets. Loss-rate methods can involve a variety of approaches, and Management incorporates the open pool or snapshot method.using various qualitative factor adjustments as management deems necessary and relevant to the Bank as of the reporting date.

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

CECL also requires capturing estimated credit losses on unfunded commitments that meet certain criteria. Any allowance for credit losses on off balance sheet exposures is reported as an other liability on the Consolidated Statement of Condition and is increased or decreased via the provision for credit losses account on the Consolidated Statement of Operations.

The allowance for credit losses on off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical study and empirical data calculated by the Federal Deposits Insurance Corporation, and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The allowance is classified on the Consolidated Statement of Condition within other liabilities.

The Bank reassesses the credit losses at each reporting period and records subsequent changes in the allowance for credit losses on loans, unfunded commitments and held to maturity debt securities with a corresponding adjustment recorded in the provision for credit loss expense.

One of the Company’s critical accounting policies relates to its allowance for credit losses, which reflects the estimated losses resulting from the inability of its borrowers to make loan payments. The allowance for credit losses is established and maintained at an amount sufficient to absorb losses on loans. Credit losses arise not only from credit risk, but also from other risks inherent in the lending process including, but not limited to, collateral risk, operation risk, concentration risk and economic risk. As such, all related risks of lending are considered when assessing the adequacy of the allowance for credit losses .

Management believes that the allowance for credit losses  is adequate and appropriate for all periods presented in these financial statements. All loan relationships with an outstanding balance of $50,000 or greater that are included in Management’s loan watch list are individually reviewed for credit losses.

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

Other Real Estate

Other real estate (“ORE”) includes real estate acquired through foreclosure or repossession. Each other real estate property is carried at fair value, less estimated costs to sell. Fair value is principally based on appraisals or other valuations performed by third-party valuation specialists. Any excess of the carrying value of the related loan over the fair value of the real estate or property at the date of foreclosure or repossession is charged against the ACL. Any expense incurred in connection with holding such real estate or property or resulting from any write-downs in value subsequent to foreclosure or repossession is included in non-interest expense. When the other real estate property or other nonreal estate property is sold, a gain or loss is recognized on the sale for the difference, if any, between the sales proceeds and the carrying amount of the property. If the fair value of the ORE, less estimated costs to sell at the time of foreclosure or repossession, decreases during the holding period, the ORE is written down with a charge to non-interest expense. Generally, ORE properties or nonreal estate properties are actively marketed for sale and Management is continuously monitoring these properties in order to minimize any losses.

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

Earnings Per Share

Basic and diluted earnings per share are computed on the basis of the weighted average number of common shares outstanding of 4,656,370 for 2024, 4,675,067 for 2023, and 4,678,186 for 2022. The Company has no potentially dilutive shares.

Accumulated Other Comprehensive Income (Loss)

At December 31, 2024, 2023 and 2022, accumulated other comprehensive income (loss) consisted of net unrealized gains (losses) on available for sale securities and over (under) funded liabilities related to the Company’s post-retirement benefit plan.

Statements of Cash Flows

The Company has defined cash and cash equivalents to include cash and due from banks. The Company paid $9,601,972, $6,133,216, and $2,156,429 in 2024, 2023 and 2022, respectively, for interest on deposits and borrowings. Income tax payments of $835,000 were paid in 2024.  Income tax payments of $495,000 were paid in 2023. No income tax payments were paid in 2022. Loans transferred to other real estate amounted to $9,300, $952,000 and $0 in 2024, 2023 and 2022, respectively.

Fair Value Measurement

The Company reports certain assets and liabilities at their estimated fair value.  These assets and liabilities are classified and disclosed in one of three categories based on the inputs used to develop the measurements.  The categories establish a hierarchy for ranking the quality and reliability of the information used to determine fair value.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

NOTE B – SECURITIES:

Effective January 1, 2023, in conjunction with the adoption of CECL, and again at December 31, 2023 and December 31, 2024, the Company evaluated credit impairment for individual securities available for sale whose fair value was below amortized cost with a more than inconsequential risk of default and where the Company had assessed the decline in fair value significant enough to suggest a credit event occurred. There were no securities that met the criteria of a credit loss event and therefore, no allowance for credit loss was recorded for either period. The Company also evaluated impairment for individual securities held to maturity and determined an allowance for credit loss of $41,000 should be established as of January 1, 2023. A reversal of a portion of the impairment of $(11,346) was recorded as of December 31, 2023.  An increase of the impairment of $9,980 was recorded for a total ACL of $40,000 as of December 31, 2024.

The amortized cost, fair value and allowance for credit losses related to securities at December 31, 2024 and December 31, 2023, are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2024	Cost	Gains	Losses	Fair Value
Available for sale securities:
U.S. Treasuries	$124,320	$150	$(7,425)	$117,045
Mortgage-backed securities	46,845	35	(4,368)	42,512
Collateralized mortgage obligations	73,857	77	(5,070)	68,864
States and political subdivisions	100,845	—	(20,618)	80,227
Total available for sale securities	$345,867	$262	$(37,481)	$308,648

There was no allowance for credit losses on available-for-sale securities as of December 31, 2024 and December 31, 2023.

		Gross	Gross		Allowance	Net
	Amortized	Unrealized	Unrealized	Estimated	for Credit	Carrying
December 31, 2024	Cost	Gains	Losses	Fair Value	Losses	Amount
Held to maturity securities:
U.S. Treasuries	$39,978	$20	$(450)	$39,548	$—	$39,978
States and political subdivisions	83,218	14	(11,668)	71,564	(40)	83,178
Total held to maturity securities	$123,196	$34	$(12,118)	$111,112	$(40)	$123,156

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2023	Cost	Gains	Losses	Fair Value
Available for sale securities:
U.S. Treasuries	$123,945	$55	$(8,542)	$115,458
Mortgage-backed securities	52,374	14	(4,603)	47,785
Collateralized mortgage obligations	101,316	17	(6,327)	95,006
States and political subdivisions	101,560	—	(20,332)	81,228
Total available for sale securities	$379,195	$86	$(39,804)	$339,477

		Gross	Gross		Allowance	Net
	Amortized	Unrealized	Unrealized	Estimated	for Credit	Carrying
December 31, 2023	Cost	Gains	Losses	Fair Value	Losses	Amount
Held to maturity securities:
U.S. Treasuries	$59,901	$41	$(907)	$59,035	$—	$59,901
States and political subdivisions	91,040	23	(11,575)	79,488	(30)	91,010
Total held to maturity securities	$150,941	$64	$(12,482)	$138,523	$(30)	$150,911

Management analyzed financial data on the state and political subdivision held-to-maturity securities. The securities that do not have ratings management assigned a rating based on ratings for similar municipalities. This evaluation is done for securities whose fair value is below amortized cost with a more than inconsequential risk of default and where the Company has assessed the decline in fair value is significant enough to suggest a credit event occurred. Credit events are generally assessed based on adverse conditions specifically related to the security, an industry, or geographic area, changes in the financial condition of the issuer of the security, or in the case of an asset-backed debt security, changes in the financial condition of the underlying loan obligors. Management utilized a model to calculate the potential reserve required on the specific securities. The approach utilizes many inputs including enhanced and underlying ratings, maturity, issuer type/subtype, NAICS code, origination date, refunding status as well as state and region. At the end of the year an analysis was performed, and management determined an increase of the provision for credit losses on held to maturity securities was appropriate as of December 31, 2024.

The following table shows a rollforward of the allowance for credit losses on held-to-maturity securities for the years ended December 31, 2024 and December 31, 2023 (in thousands):

State and political
subdivisions
Balance, December 31, 2022	$—
Adjustment for adoption of ASU 2016-13	41
Provision for credit losses	(11)
Charge-offs of securities	—
Recoveries	—
Balance, December 31, 2023	$30

Balance, December 31, 2023	$30
Provision for credit losses	10
Charge-offs of securities	—
Recoveries	—
Balance, December 31, 2024	$40

The Company monitors the credit quality of the debt securities held-to-maturity through the use of credit ratings. The Company monitors the credit ratings on a quarterly basis. The following table summarizes the amortized cost of debt securities held-to-maturity at December 31, 2024 and December 31, 2023, aggregated by credit quality indicators (in thousands):

	December 31, 2024	December 31, 2023
Aaa	$39,978	$59,901
Aa1/Aa2/Aa3	33,961	38,496
A1/A2	3,164	3,195
Baa1/Baa2	1,000	1,003
Not rated	45,093	48,346
Total	$123,196	$150,941

At December 31, 2024, the Company had no securities held-to-maturity that were past due 30 days or more as to principal or interest payments. The Company had no securities held-to-maturity classified as nonaccrual for the year ended December 31, 2024.

The amortized cost and fair value of debt securities at December 31, 2024, (in thousands) by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale securities:
Due in one year or less	$25,052	$25,018
Due after one year through five years	106,901	98,931
Due after five years through ten years	50,841	41,679
Due after ten years	42,371	31,644
Mortgage-backed securities	46,845	42,512
Collaterized mortgage obligations	73,857	68,864
Total	$345,867	$308,648
Held to maturity securities:
Due in one year or less	$28,445	$28,318
Due after one year through five years	45,659	43,115
Due after five years through ten years	30,691	26,291
Due after ten years	18,401	13,388
Total	$123,196	$111,112

The Company evaluates securities available for sale for impairment when there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Due to the zero credit loss assumption and the considerations applied to the securities available for sale, no allowance for credit losses was recorded on January 1, 2023, and there was no allowance for credit losses for securities available for sale as of December 31, 2023 or December 31, 2024. Also, as part of the Company’s evaluation of its intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, the Company considers its investment strategy, cash flow needs, liquidity position, capital adequacy, and interest rate risk position. Management does not intend to sell these securities prior to recovery, and it is more likely than not that the Company will have the ability to hold them, primarily due to adequate liquidity, until each security has recovered its cost basis.

Available for sale securities with gross unrealized losses at December 31, 2024, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows (in thousands):

	Less Than Twelve Months		Over Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
Available for Sale	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2024:
U.S. Treasuries	$—	$—	$81,991	$7,425	$81,991	$7,425
Mortgage-backed securities	3,993	20	36,388	4,348	40,381	4,368
Collateralized mortgage obligations	1,728	9	51,513	5,061	53,241	5,070
States and political subdivisions	—	—	80,087	20,618	80,087	20,618
Total	$5,721	$29	$249,979	$37,452	$255,700	$37,481

Available for sale securities with gross unrealized losses at December 31, 2023, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows (in thousands):

	Less Than Twelve Months		Over Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
Available for Sale	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2023:
U.S. Treasuries	$24,750	$22	$85,660	$8,520	$110,410	$8,542
Mortgage-backed securities	2,811	20	38,521	4,583	41,332	4,603
Collateralized mortgage obligations	—	—	90,290	6,327	90,290	6,327
States and political subdivisions	—	—	81,088	20,332	81,088	20,332
Total	$27,561	$42	$295,559	$39,762	$323,120	$39,804

At December 31, 2024, 9 of the 16 Treasuries, 41 of the 46 mortgage-backed securities, 23 of the 30 collateralized mortgage obligations and 74 of the 75 securities issued by states and political subdivisions contained unrealized losses.

There were no sales of available for sale debt securities during 2024, 2023 or 2022.

Securities with a fair value of $311,774,135 and $296,945,649 at December 31, 2024 and 2023, respectively, were pledged to secure public deposits, federal funds purchased and other balances required by law.

NOTE C - LOANS:

Certain items previously reported have been reclassified to conform to the current year’s reporting format due to the adoption of CECL.

The composition of the loan portfolio at December 31, 2024 and 2023 is as follows (in thousands):

December 31,	2024	2023
Real estate, residential	$78,952	$74,296
Real estate, construction	17,016	27,353
Real estate, nonresidential	114,263	115,014
Commercial and industrial	13,381	12,496
Other	9,964	9,180
Total	$233,576	$238,339

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

	2024	2023
Balance, January 1	$6,953	$6,947
Change in directors/officers loans during the year	(226)	—
New loans and advances	828	452
Repayments	(887)	(446)
Balance, December 31	$6,668	$6,953

The age analysis of the loan portfolio, segregated by class of loans, as of December 31, 2024 and 2023 is as follows (in thousands):

							Loans Past
							Due Greater
	Number of Days Past Due						Than 90
			Greater	Total		Total	Days and
	30 - 59	60 - 89	Than 90	Past Due	Current	Loans	Still Accruing
December 31, 2024:
Real estate, residential	$410	$33	$337	$780	$78,172	$78,952	$—
Real estate, construction	61	—	—	61	16,955	17,016	—
Real estate, nonresidential	749	—	—	749	113,514	114,263	—
Commercial and industrial	40	11	—	51	13,330	13,381	—
Other	20	10	—	30	9,934	9,964	—
Total	$1,280	$54	$337	$1,671	$231,905	$233,576	$—
December 31, 2023:
Real estate, residential	$207	$540	$—	$747	$73,549	$74,296	$—
Real estate, construction	131	—	—	131	27,222	27,353	—
Real estate, nonresidential	58	—	—	58	114,956	115,014	—
Commercial and industrial	21	—	—	21	12,475	12,496	—
Other	75	30	—	105	9,075	9,180	—
Total	$492	$570	$—	$1,062	$237,277	$238,339	$—

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

The following tables further disaggregates credit quality disclosures by amortized cost by class and vintage for term loans and by revolving and revolving converted to amortizing as of December 31, 2024 and December 31, 2023 (in thousands). The Company defines vintage as the later of origination, or restructure date.

	Term Loans							Revolving
	Amortized Cost Basis by Origination Year							Loans
							Revolving	Converted to
	2024	2023	2022	2021	2020	Prior	Loans	Term Loans	Total
December 31, 2024:
Real Estate, Residential Loans:
A, B, or C	$10,203	$11,135	$14,611	$10,386	$4,348	$19,348	$4,448	$3,537	$78,016
S	—	—	—	—	—	56	—	—	56
D	—	—	—	—	124	338	—	—	462
E	—	—	—	295	—	123	—	—	418
F	—	—	—	—	—	—	—	—	—
Total Real Estate Residential Loans	$10,203	$11,135	$14,611	$10,681	$4,472	$19,865	$4,448	$3,537	$78,952

Real Estate, Construction Loans:
A, B, or C	$2,876	$425	$1,464	$1,916	$854	$2,701	$6,578	$—	$16,814
S	—	—	—	—	—	—	—	—	—
D	—	121	—	—	81	—	—	—	202
E	—	—	—	—	—	—		—	—
F	—	—	—	—	—	—	—	—	—
Total Real Estate, Construction Loans	$2,876	$546	$1,464	$1,916	$935	$2,701	$6,578	$—	$17,016

Real Estate,Nonresidential Loans:
A, B, or C	$2,711	$11,191	$24,434	$10,290	$13,344	$34,096	$17,672	$—	$113,738
S	—	—	—	—	—	62	—	—	62
D	—	—	—	—	—	463	—	—	463
E	—	—	—	—	—	—	—	—	—
F	—	—	—	—	—	—	—	—	—
Total Real Estate, Nonresidential Loans	$2,711	$11,191	$24,434	$10,290	$13,344	$34,621	$17,672	$—	$114,263

Commercial and industrial
A, B, or C	$1,187	$488	$524	$638	$167	$2,542	$7,813	$—	$13,359
S	—	—	—	—	—	—	—	—	—
D	—	22	—	—	—	—	—	—	22
E	—	—	—	—	—	—	—	—	—
F	—	—	—	—	—	—	—	—	—
Total Commercial and Industrial Loans	$1,187	$510	$524	$638	$167	$2,542	$7,813	$—	$13,381

Consumer/Other Loans
A, B, or C	$4,725	$3,258	$804	$401	$262	$254	$254	$—	$9,958
S	—	—	—	—	—	—	—	—	—
D	—	—	1	—	—	—	5	—	6
E	—	—	—	—	—	—	—	—	—
F	—	—	—	—	—	—	—	—	—
Total Consumer/Other Loans	$4,725	$3,258	$805	$401	$262	$254	$259	$—	$9,964

	Term Loans							Revolving
	Amortized Cost Basis by Origination Year							Loans
							Revolving	Converted to
	2023	2022	2021	2020	2019	Prior	Loans	Term Loans	Total
December 31, 2023:
Real Estate, Residential Loans:
A, B, or C	$11,865	$17,053	$12,158	$4,695	$5,451	$17,502	$4,147	$401	$73,272
S	—	—	—	—	—	66	—	—	66
D	—	—	122	—	—	623	—	—	745
E	—	—	—	45	27	141	—	—	213
F	—	—	—	—	—	—	—	—	—
Total Real Estate Residential Loans	$11,865	$17,053	$12,280	$4,740	$5,478	$18,332	$4,147	$401	$74,296

Real Estate, Construction Loans:
A, B, or C	$1,069	$2,119	$2,133	$1,379	$38	$3,966	$12,827	$—	$23,531
S	—	—	—	—	—	—	3,735	—	3,735
D	—	—	—	87	—	—	—	—	87
E	—	—	—	—	—	—	—	—	—
F	—	—	—	—	—	—	—	—	—
Total Real Estate, Construction Loans	$1,069	$2,119	$2,133	$1,466	$38	$3,966	$16,562	$—	$27,353

Real Estate,Nonresidential Loans:
A, B, or C	$12,387	$20,951	$11,056	$15,008	$5,497	$34,330	$14,959	$728	$114,916
S	—	—	—	—	—	—	—	—	—
D	—	—	—	—	—	98	—	—	98
E	—	—	—	—	—	—	—	—	—
F	—	—	—	—	—	—	—	—	—
Total Real Estate, Nonresidential Loans	$12,387	$20,951	$11,056	$15,008	$5,497	$34,428	$14,959	$728	$115,014

Commercial and industrial
A, B, or C	$850	$1,008	$831	$263	$2,742	$39	$6,763	$—	$12,496
S	—	—	—	—	—	—	—	—	—
D	—	—	—	—	—	—	—	—	—
E	—	—	—	—	—	—	—	—	—
F	—	—	—	—	—	—	—	—	—
Total Commercial and Industrial Loans	$850	$1,008	$831	$263	$2,742	$39	$6,763	$—	$12,496

Consumer/Other Loans
A, B, or C	$5,346	$1,417	$841	$439	$234	$304	$508	$52	$9,141
S	—	—	—	—	—	—	—	—	—
D	7	6	—	—	18	3	5	—	39
E	—	—	—	—	—	—	—	—	—
F	—	—	—	—	—	—	—	—	—
Total Consumer/Other Loans	$5,353	$1,423	$841	$439	$252	$307	$513	$52	$9,180

The following table is a summary of the Company’s nonaccrual loans by major categories for the periods indicated (in thousands):

	December 31, 2024
	Nonaccrual Loans with	Nonaccrual Loans	Total Nonaccrual
	No Allowance	with an Allowance	Loans
Real estate, residential	$418	$—	$418
Total	$418	$—	$418

	December 31, 2023
	Nonaccrual Loans with	Nonaccrual Loans	Total Nonaccrual
	No Allowance	with an Allowance	Loans
Real estate, residential	$168	$45	$213
Total	$168	$45	$213

The Company recognized no interest income on nonaccrual loans during the years ended December 31, 2024 and December 31, 2023.

The following table represents the accrued interest receivables written off by reversing interest income during the years ended December 31, 2024 and December 31, 2023 (in thousands):

	December 31, 2024	December 31, 2023
Real estate, residential	$3	$1
Total loans	$3	$1

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

The following table presents an analysis of collateral-dependent loans of the Company as of December 31, 2024 and December 31, 2023 (in thousands):

	December 31, 2024	December 31, 2023
	Residential	Residential
	Properties	Properties
Real estate, residential	$424	$222
Total loans	$424	$222

The following tables further disaggregates nonaccrual disclosures by amortized cost by class and vintage for term loans and by revolving and revolving converted to amortizing as of December 31, 2024 and December 31, 2023 (in thousands). The Company defines vintage as the later of origination or restructure date.

	Term Loans							Revolving
	Amortized Cost Basis by Origination Year							Loans
							Revolving	Converted to
	2024	2023	2022	2021	2020	Prior	Loans	Term Loans	Total
December 31, 2024:
Real estate, residential	$—	$—	$—	$295	$—	$123	$—	$—	$418
Real estate, construction	—	—	—	—	—	—	—	—	—
Real estate, nonresidential	—	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—	—	—
Consumer/Other	—	—	—	—	—	—	—	—	—

Total Loans on Nonaccrual	$—	$—	$—	$295	$—	$123	$—	$—	$418

	Term Loans							Revolving
	Amortized Cost Basis by Origination Year							Loans
							Revolving	Converted to
	2023	2022	2021	2020	2019	Prior	Loans	Term Loans	Total
December 31, 2023:
Real estate, residential	$—	$—	$—	$—	$—	$213	$—	$—	$213
Real estate, construction	—	—	—	—	—	—	—	—	—
Real estate, nonresidential	—	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—	—	—
Consumer/Other	—	—	—	—	—	—	—	—	—
Total Loans on Nonaccrual	$—	$—	$—	$—	$—	$213	$—	$—	$213

The Company had one loan modification made to borrowers experiencing financial difficulty as of December 31, 2024 and no loan modifications as of December 31, 2023.

The following table shows the amortized cost basis as of December 31, 2024 of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of loans and type of concession granted and describes the financial effect of the modifications made to borrowers experiencing financial difficulty (in thousands):

	Term Extension

	December 31, 2024
	Amortized Cost	% of Total Loan
	Basis	Type	Financial Effect
Real estate, residential	$17	0.02%

Added a weighted average 3 years to the life of loan, which reduced monthly payment amounts for the borrowers. Provided 3 month payment deferrals to borrowers through our standard deferral program. The 3 monthly payments were added to the end of the original loan terms of these.

Total	$17

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months (in thousands):

	Payment Status (Amortized Cost Basis)
	December 31, 2024
		30-89 Days Past	90+ Days Past
	Current	Due	Due
Real estate, residential	$17	$—	$—
Total	$17	$—	$—

The following tables show activity in the allowance for credit losses by portfolio class for the years ended December 31, 2024, 2023, and 2022 as well as the corresponding recorded investment in loans at the end of each period. Effective January 1, 2023, the Company adopted the provisions of ASC 326 (CECL) using a modified retrospective basis. The difference between the December 31, 2023 incurred allowance and the CECL allowance is reflected as a cumulative effect of change in accounting principle in the table below. For further discussion of the day one impact of the CECL adoption, refer to Note A.

The calculation of the allowance for credit losses under CECL is performed using two primary approaches: a collective approach for pools of loans that have similar risk characteristics using a loss rate analysis, and a specific reserve analysis for credits individually evaluated.

The following table summarizes the activity related to the allowance for credit losses for the year ended December 31, 2024 and December 31, 2023 and the balances of loans and unfunded commitments, individually and collectively evaluated for credit losses, as of December 31, 2024 and December 31, 2023 are as follows (in thousands):

	Real Estate,	Real Estate,	Real Estate,	Commercial and
	Residential	Construction	Nonresidential	Industrial	Other	Total
December 31, 2024
Allowance for credit losses
Beginning balance	$971	$173	$1,807	$54	$219	$3,224
Charge-offs	(59)	—	—	—	(210)	(269)
Recoveries	57	39	6	—	125	227
Net provision for loan losses	(293)	(77)	22	38	110	(200)
Ending Balance	$676	$135	$1,835	$92	$244	$2,982

Reserve for unfunded lending commitments
Beginning balance	$2	$34	$5	$10	$4	$55
Provision for losses on unfunded commitments	—	(11)	5	2	32	28
Ending balance-reserve for unfunded commitments	$2	$23	$10	$12	$36	$83
Total allowance for credit losses	$678	$158	$1,845	$104	$280	$3,065

Allowance for credit losses
Individually evaluated	$—	$—	$—	$—	$4	$4
Collectively evaluated	676	135	1,835	92	240	2,978
Total allowance for credit losses:	$676	$135	$1,835	$92	$244	$2,982

Reserve for unfunded lending commitments
Individually evaluated	$—	$—	$—	$—	$—	$—
Collectively evaluated	2	23	10	12	36	83
Reserve for unfunded lending commitments:	$2	$23	$10	$12	$36	$83
Total allowance for credit losses, December 31, 2024	$678	$158	$1,845	$104	$280	$3,065

Loans, December 31, 2024
Individually evaluated	$879	$202	$463	$22	$5	$1,571
Collectively evaluated	78,073	16,814	113,800	13,359	9,959	232,005
Total loans, December 31, 2024	$78,952	$17,016	$114,263	$13,381	$9,964	$233,576

	Real Estate,	Real Estate,	Real Estate,	Commercial and
	Residential	Construction	Nonresidential	Industrial	Other	Total
December 31, 2023
Allowance for credit losses
Beginning balance	$1,018	$392	$1,535	$143	$250	$3,338
Cumulative effect of change in accounting principle	396	(58)	(215)	(84)	(49)	(10)
Charge-offs	—	—	(270)	—	(197)	(467)
Recoveries	—	9	20	467	111	607
Net provision for loan losses	(443)	(170)	737	(472)	104	(244)
Ending Balance	$971	$173	$1,807	$54	$219	$3,224

Reserve for unfunded lending commitments
Beginning balance	$—	$—	$—	$—	$—	$—
Cumulative effect of change in accounting principle	4	30	5	15	18	72
Provision for losses on unfunded commitments	(2)	4	—	(5)	(14)	(17)
Ending balance-reserve for unfunded commitments	$2	$34	$5	$10	$4	$55
Total allowance for credit losses	$973	$207	$1,812	$64	$223	$3,279

Allowance for credit losses
Individually evaluated	$40	$—	$—	$—	$21	$61
Collectively evaluated	931	173	1,807	54	198	3,163
Total allowance for credit losses:	$971	$173	$1,807	$54	$219	$3,224

Reserve for unfunded lending commitments
Individually evaluated	$—	$—	$—	$—	$—	$—
Collectively evaluated	2	34	5	10	4	55
Reserve for unfunded lending commitments:	$2	$34	$5	$10	$4	$55
Total allowance for credit losses, December 31, 2024	$973	$207	$1,812	$64	$223	$3,279

Loans, December 31, 2023
Individually evaluated	$958	$87	$98	$—	$39	$1,182
Collectively evaluated	73,338	27,266	114,916	12,496	9,141	237,157
Total loans, December 31, 2023	$74,296	$27,353	$115,014	$12,496	$9,180	$238,339

Prior to the adoption of ASC 326 on January 1, 2023, the Company calculated the allowance for loan losses under the incurred loss methodology. The following tables are disclosures related to the allowance for loan losses in prior periods (in thousands).

	Real Estate,	Real Estate,	Real Estate,	Commercial and
	Residential	Construction	Nonresidential	Industrial	Other	Total
December 31, 2022:
Allowance for Loan Losses:
Beginning Balance	$873	$351	$1,781	$228	$78	$3,311
Charge-offs	—	—	—	—	(240)	(240)
Recoveries	—	—	48	15	124	187
Provision	145	41	(294)	(100)	288	80
Ending Balance	$1,018	$392	$1,535	$143	$250	$3,338

Allowance for Loan Losses:
Ending balance: individually evaluated for impairment	$145	$—	$84	$—	$—	$229
Ending balance: collectively evaluated for impairment	$873	$392	$1,451	$143	$250	$3,109

Total Loans:
Ending balance: individually evaluated for impairment	$945	$31	$1,811	$—	$14	$2,801
Ending balance: collectively evaluated for impairment	$66,567	$30,115	$120,422	$10,497	$7,476	$235,077

The following table further disaggregates gross charge-off disclosures by amortized cost by credit quality indicator, class, and year of origination as of December 31, 2024 and December 31, 2023 (in thousands). The Company defines vintage as the later of origination or restructure date.

	Term Loans							Revolving
	Amortized Cost Basis by Origination Year							Loans
							Revolving	Converted to
	2024	2023	2022	2021	2020	Prior	Loans	Term Loans	Total
December 31, 2024:
Real estate, residential	$—	$—	$—	$—	$—	$—	$—	$—	$—
A,B, or C	—	—	—	—	—	—	—	—	—
S	—	—	—	—	—	—	—	—	—
D	—	—	—	—	—	—	—	—	—
E	—	—	—	—	—	59	—	—	59
F	—	—	—	—	—	—	—	—	—
Total Real estate, nonresidential loans	$—	$—	$—	$—	$—	$59	$—	$—	$59
Consumer/Other
A,B, or C	$156	$—	$—	$—	$—	$—	$—	$—	$156
S	—	6	—	—	—	—	—	—	6
D	—	10	—	—	—	8	—	—	18
E	—	7	20	—	—	3	—	—	30
F	—	—	—	—	—	—	—	—	—
Total Consumer/Other Loans	$156	$23	$20	$—	$—	$11	$—	$—	$210
Total Gross Loan Chargeoffs:	$156	$23	$20	$—	$—	$70	$—	$—	$269

	Term Loans							Revolving
	Amortized Cost Basis by Origination Year							Loans
							Revolving	Converted to
	2023	2022	2021	2020	2019	Prior	Loans	Term Loans	Total
December 31, 2023:
Real estate, nonresidential	$—	$—	$—	$—	$—	$—	$—	$—	$—
A,B, or C	—	—	—	—	—	—	—	—	—
S	—	—	—	—	—	—	—	—	—
D	—	—	—	—	—	—	—	—	—
E	—	—	—	—	—	270	—	—	270
F	—	—	—	—	—	—	—	—	—
Total Real estate, nonresidential loans	$—	$—	$—	$—	$—	$270	$—	$—	$270
Consumer/Other
A,B, or C	$188	$5	$—	$—	$—	$—	$—	$—	$193
S	—	—	—	—	—	—	—	—	—
D	—	—	—	—	—	—	—	—	—
E	—	—	—	4	—	—	—	—	4
F	—	—	—	—	—	—	—	—	—
Total Consumer/Other Loans	$188	$5	$—	$4	$—	$—	$—	$—	$197
Total Gross Loan Chargeoffs:	$188	$5	$—	$4	$—	$270	$—	$—	$467

NOTE D - BANK PREMISES AND EQUIPMENT:

Bank premises and equipment are shown as follows (in thousands):

December 31,	Estimated Useful Lives (in years)	2024	2023
Land		$5,515	$5,534
Building	5 - 40	35,777	35,739
Furniture, fixtures and equipment	3 - 10	10,482	10,474
Construction-in-progress		—	573
Totals, at cost		51,774	52,320
Less: Accumulated depreciation		33,062	32,850
Totals		$18,712	$19,470

Depreciation and amortization related to bank premises and equipment charged to noninterest expense was approximately $1,678,000, $1,551,000 and $1,664,000 for the years ended December 31, 2024, 2023, 2022, respectively.

During the year ended December 31, 2024, the Bank sold one tract of land and one piece of equipment at a gain of $46,000, the Bank had disposals of equipment at a loss of $37,000.  During the year ended December 31, 2023, the Bank sold one tract of land for a gain of approximately $30,000. There were no sales or disposals for the year ended December 31, 2022.

NOTE E – OTHER REAL ESTATE:

The Company’s other real estate and equipment consisted of the following as of December 31, 2024 and 2023 (in thousands except number of properties):

December 31,	2024		2023
	Number of		Number of
	Properties	Balance	Properties	Balance
Construction, land development and other land and equipment	2	$9	1	$—
Total	2	$9	1	$—

NOTE F - DEPOSITS:

At December 31, 2024, the scheduled maturities of time deposits are as follows (in thousands):

2025	$43,275
2026	5,266
2027	951
2028	1,144
2029	231

Total	$50,867

Deposits held for related parties amounted to $7,119,035 and $5,079,055 at December 31, 2024 and 2023, respectively.

Overdrafts totaling $139,974 and $406,951 were reclassified as loans at December 31, 2024 and 2023, respectively.

NOTE G – FEDERAL FUNDS PURCHASED:

At December 31, 2024, the Company had facilities in place to purchase federal funds up to $30,500,000 under established credit arrangements.

NOTE H - BORROWINGS:

At December 31, 2024, the Company was able to borrow up to $10,093,628 from the Federal Reserve Bank Discount Window Primary Credit Program. The borrowing limit is based on the amount of collateral pledged, with certain loans from the Bank’s portfolio serving as collateral. Borrowings bear interest at the primary credit rate, which is established periodically by the Federal Reserve Board, and have a maturity of one day. The primary credit rate was 4.50% at December 31, 2024. There was no outstanding balance at December 31, 2024 or 2023.

At December 31, 2024, the Company had $116,383,248 in advances available under a line of credit with the FHLB, there were no outstanding advances.  At December 31, 2023, the Company had $18,500,000 outstanding in advances under a $112,192,242 line of credit with the FHLB at a rate of 5.58% and a maturity date of January 5, 2024. New advances may subsequently be obtained based on the liquidity needs of the bank subsidiary. Advances are collateralized by a blanket floating lien on the Company’s residential first mortgage loans.

NOTE I - INCOME TAXES:

Deferred taxes (or deferred charges) as of December 31, 2024 and 2023, included in other assets, were as follows (in thousands):

December 31,	2024	2023	2023
		As adjusted	As originally
Deferred tax assets:			reported
Allowance for credit losses	$782	$833	$695
Employee benefit plans' liabilities	4,029	4,079	3,434
Unrealized loss on available for sale securities, charged from equity	9,286	9,909	8,341
Loss on credit impairment of securities	423	423	356
Earned retiree health benefits plan liability	1,222	1,276	1,074
General business and AMT credits	1	1,033	210
State income tax net operating loss carryforward	930	1,111	—
Other	218	279	344
Valuation allowance	(423)	(15,617)	(11,534)
Deferred tax assets	16,468	3,326	2,920
Deferred tax liabilities:
Unearned retiree health benefits plan asset	460	469	395
Bank premises and equipment	2,106	2,088	1,759
Other	—	13	10
Deferred tax liabilities	2,566	2,570	2,164
Net deferred taxes	$13,902	$756	$756

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

Income taxes consist of the following components (in thousands):

Years Ended December 31,	2024	2023	2022
Current	$437	$410	$15
Deferred:
Federal	1,434	—	1,188
Change in valuation allowance	(15,194)	1,711	(3,634)
Total deferred	(13,760)	1,711	(2,446)
Totals	$(13,323)	$2,121	$(2,431)

Income taxes amounted to less than the amounts computed by applying the U.S. Federal income tax rate of 21.0% for 2024, 2023 and 2022 to income before income taxes and State income tax rate of 3.95% for 2024. The reasons for these differences are shown below (in thousands):

	2024		2023		2022
	Tax	Rate	Tax	Rate	Tax	Rate
Taxes computed at statutory rate	$1,760	21%	$2,370	21%	$1,367	21%
Increase (decrease) resulting from:
State income tax expense, net of federal effect	224	2.7	—	—	—	—
Tax-exempt interest income	(176)	(2.1)	(191)	(2)	(198)	(3)
Income from BOLI	(112)	(1.3)	(102)	(1)	(93)	(1)
Tefra disallowance	79	0.9	—	—	—	—
Federal tax credits	—	—	(1,416)	(12)	(45)	(1)
Other	96	1.1	(251)	(2)	172	2
Other changes in valuation allowance	(15,194)	(181.3)	1,711	15	(3,634)	(55)

Total income tax (benefit) expense	$(13,323)	(159.0)%	$2,121	19%	$(2,431)	(37)%

During 2024, the Company recorded current and deferred income tax expense (benefit) of $437,000 and ($13,760,000), respectively or a net income tax benefit of ($13,323,000).  During 2023, the Company recorded current and deferred income tax expense of $410,000 and $1,711,000, respectively or a net income tax expense of $2,121,000. During 2022, the Company recorded current and deferred income tax expense (benefit) of $15,000 and ($2,446,000), respectively or a net income tax benefit of $2,431,000.

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

The Company had a valuation allowance on federal and state deferred tax assets totaling $15,617,000 as of December 31, 2023. In the third quarter of 2024, the Company reassessed the valuation allowance based upon its projections of future sources of taxable income in accordance with applicable accounting guidance and determined it was appropriate to reverse substantially all the valuation allowance which resulted in a one-time discrete reduction to income tax expense of $15,194,000 in the third quarter of 2024. Excluding the discrete item, income tax expense for the year ended December 31, 2024, totaled $1,871,000 based upon the expected annual tax rate for 2024 of 22.3% compared to income tax expense of $2,121,000 for the year ended December 31, 2023, at an effective rate of 18.8%.  Excluding the change in valuation allowance of ($3,634,000), income tax expense totaled $1,203,000 for the year ended December 31, 2022, at an effective tax rate if 18.5%.

As of December 31, 2024, the net deferred tax asset was $13,902,000.  As of December 31, 2023 the net deferred tax asset was $756,000.

The Company has reviewed its income tax positions and specifically considered the recognition and measurement requirements of the benefits recorded in its financial statements for tax positions taken or expected to be taken in its tax returns. The Company currently has no unrecognized tax benefits that, if recognized, would favorably affect the income tax rate in future periods.

NOTE J - SHAREHOLDERS’ EQUITY:

Shareholders’ equity of the Company includes the undistributed earnings of the bank subsidiary. Dividends to the Company’s shareholders can generally be paid only from dividends paid to the Company by its bank subsidiary. Consequently, dividends are dependent upon the earnings, capital needs, regulatory policies and statutory limitations affecting the bank subsidiary. Dividends paid by the bank subsidiary are subject to the written approval of the Commissioner of Banking and Consumer Finance of the State of Mississippi and the Federal Deposit Insurance Corporation (the “FDIC”). At December 31, 2024, $50,708,141 of undistributed earnings of the bank subsidiary included in consolidated surplus and retained earnings was available for future distribution to the Company as dividends without regulatory approval.

On April 24, 2024, the Board approved the repurchase of up to $1,000,000 of the outstanding shares of the Company’s common stock. As a result of this repurchase plan, 44,220 shares have been repurchased for $747,000 and retired through December 31, 2024. The repurchase plan expired on December 31, 2024.

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

As of December 31, 2024, the most recent notification from the FDIC categorized the bank subsidiary as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the bank subsidiary must have a Total risk-based capital ratio of 10.00% or greater, a Common equity tier 1 capital ratio of 6.50% or greater, a Tier 1 risk-based capital ratio of 8.00% or greater and a Leverage capital ratio of 5.00% or greater. The Company must have a capital conservation buffer above these requirements of 2.50%. There are no conditions or events since that notification that Management believes have changed the bank subsidiary’s category.

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

The main components and requirements of the CBLR framework are as follows:

As of December 31, 2024, the bank subsidiary’s community bank leverage ratio was 13.95%.  As of December 31, 2023, the bank subsidiary’s community bank leverage ratio was 12.59%. The leverage ratio requirement is maintaining a leverage ratio greater than 9.00%.

The components of accumulated other comprehensive income, net of tax, as of December 31, 2024 and 2023, are as follows:

December 31,	2024	2023
Beginning balance accumulated other comprehensive (loss) income	$(38,733)	$(46,418)
Net unrealized gain (loss) on available for sale securities, net of tax	1,875	8,042
(Loss) gain from unfunded post-retirement benefit obligation, net of tax	(29)	(357)
Ending balance accumulated other comprehensive (loss) income	$(36,887)	$(38,733)

NOTE K - OTHER INCOME AND EXPENSES:

Other income consisted of the following (in thousands):

Years Ended December 31,	2024	2023	2022
Other service charges, commissions and fees	$299	$295	$333
Rentals	479	461	374
Other	35	32	287
Totals	$813	$788	$994

Other expenses consisted of the following (in thousands):

Years Ended December 31,	2024	2023	2022
Advertising	$401	$399	$376
Data processing	1,243	1,273	1,430
FDIC and state banking assessments	403	479	429
Legal	437	446	(130)
Accounting	594	536	386
Other real estate	1	54	81
ATM expense	998	671	1,217
Trust expense	646	593	501
Other	1,837	1,897	1,564
Totals	$6,560	$6,348	$5,854

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

At December 31, 2024 and 2023, the Company had outstanding irrevocable letters of credit aggregating $133,000 and $142,406, respectively. At December 31, 2024 and 2023, the Company had outstanding unused loan commitments aggregating approximately $59,414,000 and $40,080,000 respectively. Approximately $33,184,000 and $24,465,000 of outstanding commitments were at fixed rates and the remainder were at variable rates at December 31, 2024 and 2023, respectively.

NOTE M - CONTINGENCIES:

The Bank is involved in various legal matters and claims which are being defended and handled in the ordinary course of business. None of these matters are expected, in the opinion of Management, to have a material adverse effect upon the financial position or results of operations of the Company.

During the quarter ended June 30, 2023, a shareholder issued a letter to the Company and each of the directors of the Company demanding that they immediately commence litigation on behalf of the Company for an alleged breach by the Company’s Board of Directors of its fiduciary duties in allegedly failing to properly oversee and supervise the management of the Company. During the quarter ended September 30, 2023, the Board of Directors of the Company established a Special Litigation Committee made up of three independent directors to investigate the allegations made in the letter. Rather than wait for the Special Litigation Committee to conclude its inquiry, the shareholder filed a Complaint against the Company and Directors, making the same allegations that appear in the demand letter. The Court stayed the lawsuit pending the Special Litigation Committee’s inquiry. The Special Litigation Committee concluded that pursuing the claims is not in the Company’s best interest, and the Company filed a motion to dismiss that the court denied.  The Company has appealed that ruling.

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

CONDENSED BALANCE SHEETS (IN THOUSANDS):

December 31,	2024	2023
Assets
Investments in subsidiaries, at underlying equity:
Bank subsidiary	$89,291	$68,672
Nonbank subsidiary	—	—

Cash in bank subsidiary	257	236

Other assets	453	375

Total assets	$90,001	$69,283

Liabilities and Shareholders' Equity:
Other liabilities	—	—

Total liabilities	$—	$—

Shareholders' equity	90,001	69,283

Total liabilities and shareholders' equity	$90,001	$69,283

CONDENSED STATEMENTS OF OPERATIONS (IN THOUSANDS):

Years Ended December 31,	2024	2023	2022
Income
Distributed income of bank subsidiary	$3,350	$3,268	$1,243
Undistributed income of bank subsidiary	18,773	6,404	8,061
Other income	3	4	7

Total income	22,126	9,676	9,311

Expenses
Other	423	510	370

Total expenses	423	510	370

Net income	$21,703	$9,166	$8,941

CONDENSED STATEMENTS OF CASH FLOWS (IN THOUSANDS):

Years Ended December 31,	2024	2023	2022
Cash flows from operating activities:
Net income	$21,703	$9,166	$8,941
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed (income) of subsidiaries	(18,773)	(6,404)	(8,061)
Change in other assets	(78)	(38)	36

Net cash provided by operating activities	2,852	2,724	916

Cash flows from investing activities:
	—	—	—

Net cash provided by investing activities	—	—	—

Cash flows from financing activities:
Stock repurchase	(792)	(208)	—
Dividends paid	(2,039)	(2,473)	(889)

Net cash used in financing activities	(2,831)	(2,681)	(889)

Net increase in cash	21	43	27
Cash, beginning of year	236	193	166

Cash, end of year	$257	$236	$193

NOTE O - EMPLOYEE AND DIRECTOR BENEFIT PLANS:

The Company sponsors the Peoples Financial Corporation Employee Stock Ownership Plan (“ESOP”). Employees who are in a position requiring at least 1,000 hours of service during a plan year and who are 21 years of age are eligible to participate in the ESOP. The Plan included 401(k) provisions and the former Gulf National Bank Profit Sharing Plan. Effective January 1, 2001, the ESOP was amended to separate the 401(k) funds into the Peoples Financial Corporation 401(k) Profit Sharing Plan. The separation had no impact on the eligibility or benefits provided to participants of either plan. The 401(k) provides for a matching contribution of 75% of the amounts contributed by the employee (up to 6% of compensation). Contributions are determined by the Board of Directors and may be paid either in cash or Peoples Financial Corporation common stock. Total contributions to the plans charged to operating expense were $265,000 for 2024,  $274,000 for 2023, and $260,000 for 2022.

The ESOP was frozen effective January 1, 2019. The ESOP held 210,947, 216,010 and 214,961 allocated shares at December 31, 2024, 2023 and 2022, respectively.

The Company established an Executive Supplemental Income Plan and a Directors’ Deferred Income Plan, which provide for pre-retirement and post-retirement benefits to certain key executives and directors. Benefits under the Executive Supplemental Income Plan are based upon the position and salary of the officer at retirement or death. Normal retirement benefits under the plan are equal to 67% of salary for the president and chief executive officer, 58% of salary for the executive vice president and 50% of salary for all other executive officers and are payable monthly over a period of fifteen years. Under the Directors’ Deferred Income Plan, the directors are given an opportunity to defer receipt of their annual directors’ fees until retirement from the board. For those who choose to participate, benefits are payable monthly for ten years beginning the first day of the month following the director’s normal retirement date. The normal retirement date is the later of the normal retirement age (65) or separation of service.  Through December 31, 2021, interest on deferred fees accrued at an annual rate of 10%, compounded annually. Also through December 31, 2021, after payments commenced, interest accrued at an annual rate of 7.50%, compounded monthly. The Board amended the plan on November 23, 2021, providing that, effective January 1, 2022, on a prospective basis, interest on deferred fees shall accrue at an annual rate equal to the Chase Manhattan Bank Prime Rate as of December 31st of each year, compounded annually, before payments commence under the plan, and that after payments have commenced, interest will accrue on the account balance at an annual fixed rate equal to Chase Manhattan Bank Prime Rate as of the Director’s separation from service, compounded monthly. The Company has acquired insurance policies, with the bank subsidiary as owner and beneficiary, which it may use as a source to pay potential benefits to the plan participants. These contracts are carried at their cash surrender value, which amounted to $18,862,950 and $18,404,490 at December 31, 2024 and 2023, respectively. The present value of accumulated benefits under these plans, using an interest rate of 5.00% and 3.50% at December 31, 2024 and 2023, respectively, and the interest ramp-up method has been accrued. The accrual amounted to $14,329,854 and $14,422,984 at December 31, 2024 and 2023, respectively, and is included in Employee and director benefit plans liabilities.

The Company also has additional plans for post-retirement benefits for certain key executives. The Company has acquired insurance policies, with the bank subsidiary as owner and beneficiary, which it may use as a source to pay potential benefits to the plan participants. These contracts are carried at their cash surrender value, which amounted to $3,304,283 and $3,115,923 at December 31, 2024 and 2023, respectively. The present value of accumulated benefits under these plans using an interest rate of 5.00% and 3.50% at December 31, 2024 and 2023, respectively, and the projected unit cost method has been accrued. The accrual amounted to $1,484,904 and $1,593,985 at December 31, 2024 and 2023, respectively, and is included in Employee and director benefit plans liabilities.

Additionally, there are two endorsement split dollar policies, with the bank subsidiary as owner and beneficiary, which provide a guaranteed death benefit to the participants’ beneficiaries. These contracts are carried at their cash surrender value, which amounted to $338,527 and $334,346 at December 31, 2024 and 2023, respectively. The present value of accumulated benefits under these plans using an interest rate of 5.00% and 3.50% at December 31, 2024 and 2023, respectively, and the projected unit cost method has been accrued. The accrual amounted to $114,871 and $114,269 at December 31, 2024 and 2023, respectively, and is included in Employee and director benefit plans liabilities.

The Company has additional plans for post-retirement benefits for directors. The Company has acquired insurance policies, with the bank subsidiary as owner and beneficiary, which it may use as a source to pay potential benefits to the plan participants. These contracts are carried at their cash surrender value, which amounted to $197,771 and $188,851 at December 31, 2024 and 2023, respectively. The present value of accumulated benefits under these plans using an interest rate of 5.00% and 3.50% at December 31, 2024 and 2023, respectively, and the projected unit cost method has been accrued. The accrual amounted to $217,422 and $218,853 at December 31, 2024 and 2023, respectively, and is included in Employee and director benefit plans liabilities.

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

The net postretirement benefit cost was as follows (in thousands):

For the Year Ended December 31,	2024	2023
Net Postretirement Benefit Cost	$(159)	$(191)

The accumulated postretirement benefit obligation and the balance in accumulated other comprehensive income was as follows (in thousands):

December 31,	2024	2023
Accumulated Postretirement Benefit Obligation	$3,054	$3,231
Fair Value of Plan Assets	—	—
Unfunded Status	$3,054	$3,231

Balance in Accumulated Other Comprehensive Income	$1,843	$1,881

Amounts recognized in Accumulated Other Comprehensive Income were as follows (in thousands):

For the Year Ended December 31,	2024	2023
Net Gain	$1,684	$1,518
Prior Service Credit	159	363
Total	$1,843	$1,881

The prior service credit and net gain that will be recognized in accumulated other comprehensive income during 2025 is $386,519.

The following is a summary of the actuarial assumptions used to determine the accumulated postretirement benefit obligation:

December 31,	2024	2023
Equivalent APBO Single Discount Rate	5.60%	5.00%
Rate of Increase in Future Compensation Levels	N/A	N/A
Current Pre 65 Health Care Trend Rate	8.65%	8.35%
Current Post 64 Health Care Trend Rate-Non Grandfathered	5.68%	5.38%
Current Post 64 Health Care Trend Rate-Granfathered	7.98%	7.23%
Ultimate Health Care Trend Rate	4.59%	4.59%
Year Ultimate Trend Rate Reached	2042	2042

The following is a summary of the assumptions used to determine the net postretirement benefit cost:

January 1,	2024	2023
Equivalent APBO Single Discount Rate	5.00%	5.20%
Rate of Increase in Future Compensation Levels	N/A	N/A
Current Pre 65 Health Care Trend Rate	8.35%	8.64%
Current Post 64 Health Care Trend Rate-Non Grandfathered	5.38%	5.32%
Current Post 64 Health Care Trend Rate-Grandfathered	7.23%	7.35%
Ultimate Health Care Trend Rate	4.59%	4.59%
Year Ultimate Trend Rate Reached	2042	2042

The following is a reconciliation of the accumulated postretirement benefit obligation, which is included in employee and director benefit plans liabilities (in thousands):

	Accumulated
	Postretirement
	Benefit	Fair Value of	Funded
Reconciliation of Funded Status	Obligation	Plan Assets	Status
December 31, 2023:	$(3,231)	$—	$(3,231)
Service cost	(72)	—	(72)
Interest cost	(157)	—	(157)
Gains/(Losses)	348	—	348
Benefits paid	136	(136)	—
Participant contributions	(78)	78	—
Employer Contributions	—	58	58
December 31, 2024	$(3,054)	$—	$(3,054)

The following is a reconciliation of the accumulated other comprehensive income (in thousands):

			Accumulated Other
	Net	Prior Service	Comprehensive
	Gain/Loss	Cost/(Credit)	Income
December 31, 2023:	$(1,518)	$(363)	$(1,881)
Amortization payment	182	204	386
Liability (Gain)/Loss	(348)	—	(348)
December 31, 2024	$(1,684)	$(159)	$(1,843)

The source of the liability gain/(loss) is based upon demographic experience during 2024, claims and retiree contributions, medical trend assumptions, and the change in the discount rate from 5.00% to 5.60%.

The following table displays the benefits expected to be paid from the plan during each of the next five fiscal years, and in aggregate for the five fiscal years thereafter (in thousands):

Fiscal 2025	$223
Fiscal 2026	220
Fiscal 2027	260
Fiscal 2028	254
Fiscal 2029	263
Fiscal 2030-2034	$1,126

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

Investments

The fair value of available for sale securities and held to maturity securities is based on quoted market prices. The Company’s available for sale and held to maturity securities are reported at their amortized cost, and their estimated fair value, which is determined utilizing several sources, is disclosed in the financial statements and footnotes. The primary source is ICE Data Pricing and Reference Data, LLC (“ICE”) which purchased Interactive Data Corporation (“IDC”) but kept the IDC methodologies. Those methodologies include utilizing pricing models that vary based on asset class and include available trade, bid and other market information and whose methodology includes broker quotes, proprietary models and vast descriptive databases. Another source for determining fair value is matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark securities. The Company’s available for sale securities and held to maturity securities for which fair value is determined through the use of such pricing models and matrix pricing are classified as Level 2 assets.

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

Deposits

The fair value of non-interest bearing demand and interest bearing savings and demand deposits is the amount reported in the financial statements. The fair value of time deposits is estimated by discounting the cash flows using current rates of time deposits with similar remaining maturities. The cash flows considered in computing the fair value of such deposits are based on contractual maturities, since approximately 98% of time deposits provide for automatic renewal at current interest rates. Non-interest deposits are non-recurring Level 1 liabilities, while interest bearing deposits are classified as Level 3 liabilities.

Borrowings from Federal Home Loan Bank

The fair value of Federal Home Loan Bank (“FHLB”) fixed rate borrowings is estimated using discounted cash flows based on current incremental borrowing rates for similar types of borrowing arrangements. The fair value of FHLB variable rate borrowings is estimated to be its carrying value. Borrowings from Federal Home Loan Bank are classified as Level 2 liabilities.

The balances of available for sale securities, which are the only assets measured at fair value on a recurring basis, by level within the fair value hierarchy and by investment type, as of December 31, 2024 and 2023, were as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
December 31, 2024:
U.S. Treasuries	$117,045	$—	$117,045	$—
Mortgage-backed securities	42,512	—	42,512	—
Collateralized mortgage obligations	68,864	—	68,864	—
States and political subdivisions	80,227	—	80,227	—
Total	$308,648	$—	$308,648	$—

December 31, 2023:
U.S. Treasuries	$115,458	$—	$115,458	$—
Mortgage-backed securities	47,785	—	47,785	—
Collateralized mortgage obligations	95,006	—	95,006	—
States and political subdivisions	81,228	—	81,228	—
Total	$339,477	$—	$339,477	$—

Collateral dependent loans, which are measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of December 31, 2024 and 2023 were as follows (in thousands):

		Fair Value Measurements Using
December 31:	Total	Level 1	Level 2	Level 3
2024	$—	$—	$—	$—
2023	$6	$—	$—	$6

Other real estate, which is measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of December 31, 2024 and 2023 are as follows (in thousands):

		Fair Value Measurements Using
December 31:	Total	Level 1	Level 2	Level 3
2024	$9	$—	$—	$9
2023	$—	$—	$—	$—

The following table presents a summary of changes in the fair value of other real estate which is measured using Level 3 inputs (in thousands):

	2024	2023
Balance, beginning of year	$—	$259
Loans transferred to ORE	18	952
Sales	(9)	(1,114)
Write-downs	—	(97)
Balance, end of year	$9	$—

The carrying value and estimated fair value of financial instruments, by level within the fair value hierarchy, at December 31, 2024 and 2023 are as follows (in thousands):

	Carrying	Fair Value Measurements Using
	Amount	Level 1	Level 2	Level 3	Total
December 31, 2024:
Financial Assets:
Cash and due from banks	$107,744	$107,744	$—	$—	$107,744
Available for sale securities	308,648	—	308,648	—	308,648
Held to maturity securities, net	123,156	—	111,112	—	111,112
Loans, net	230,594	—	—	225,422	225,422
Financial Liabilities:
Deposits:
Non-interest bearing	235,183	235,183	—	—	235,183
Interest bearing	434,680	—	—	377,233	377,233
Time deposits	50,867	—	—	50,212	50,212
Borrowings Federal Home Loan Bank
Bank	—	—	—	—	—

	Carrying	Fair Value Measurements Using
	Amount	Level 1	Level 2	Level 3	Total
December 31, 2023:
Financial Assets:
Cash and due from banks	$22,794	$22,794	$—	$—	$22,794
Available for sale securities	339,477	—	339,477	—	339,477
Held to maturity securities, net	150,911	—	138,523	—	138,523
Loans, net	235,115	—	—	221,896	221,896
Financial Liabilities:
Deposits:
Non-interest bearing	174,933	174,933	—	—	174,933
Interest bearing	483,662	—	—	424,398	424,398
Time deposits	29,895	—	—	28,939	28,939
Borrowings from Federal Home Loan Bank
Bank	18,500	—	18,500	—	18,500

NOTE Q: SEGMENT REPORTING

The Company is engaged in a single line of business as a financial institution, which provides a full range of banking, financial and trust services to state, county and local government entities and individuals and small and commercial businesses.  The Company has identified its President and Chief Executive Officer as the chief operating decision maker (“CODM”), who uses consolidated net income (see Consolidated Statements of Operation) to determine how resources should be allocated and manage the Company.  The Company’s operations constitute a single operating segment and therefore, a single reportable segment, because the CODM manages the business activities using information of the Company as a whole. The accounting policies used to measure the profit and loss of the segment are the same as those described in the summary of significant accounting policies described in Note A.  The Company’s most significant reported source of income and expense are interest income and interest expense (see Consolidated Statements of Operations).  The remaining significant segment income and expenses are described in the Consolidated Statements of Operations and in Note K of these financial statements.

NOTE R: SUBSEQUENT EVENTS:

The Company has evaluated subsequent events through the time of the filing of its Annual Report on Form 10K. As of the time of filing on March 19, 2025, there were no material, reportable subsequent events.

EisnerAmper LLP
8550 United Plaza Blvd.
Suite 1001
Baton Rouge, LA 70809
T 225.922.4600
F 225.922.4611
www.eisneramper.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Peoples Financial Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of condition of Peoples Financial Corporation and Subsidiaries (the “Company”) as of December 31, 2024, and December 31, 2023, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024, and December 31, 2023, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses

The Company’s loan portfolio totaled $234 million as of December 31, 2024, and the allowance for credit losses on loans was $2.98 million. The Company’s unfunded loan commitments totaled $59.5 million, with an allowance for credit loss of $83,000. These amounts are included in the allowance for credit losses (“ACL”). As more fully described in Notes A and C to the Company’s consolidated financial statements, the Company estimates its exposure to expected credit losses as of the statement of condition date, for existing financial instruments held at amortized cost, and off-balance sheet exposures, such as unfunded loan commitments, letters of credit and other financial guarantees that are not unconditionally cancellable by the Company. The Company measures expected credit losses of financial assets on a collective (pool) basis when the financial assets share similar risk characteristics.

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

Addressing the critical audit matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. The primary procedures we performed to address this critical audit matter included:

●	Testing the design and operating effectiveness of controls over the allowance for credit losses including
o	completeness and accuracy of loan data including credit ratings and risk classification of loans,
o	classifications of loans by loan segment, and
o	the identification of problems loans,
●	Performing analysis of prepayment speeds used to calculate the weighted average remaining maturity,
●	Evaluating the qualitative factors for completeness and reasonableness,
●	Verification of historical net loss,
●	Testing the accuracy and validation of the ACL model,
●	Testing the loan review function and evaluating the accuracy of loan credit ratings and reasonableness of specific reserves on individually evaluated loans, and
●	Evaluating the disclosures in the consolidated financial statements.

EisnerAmper LLP
www.eisneramper.com

Reversal of Deferred Tax Asset Valuation Allowance

A valuation allowance is recognized against deferred tax assets when, based on the consideration of all available positive and negative evidence using a more likely than not criteria, it is determined that all or a portion of these tax benefits may not be realized. The Company determines its valuation allowance on deferred tax assets by considering both positive and negative evidence to ascertain whether it is more likely than not that deferred tax assets will be realized. The Company concluded that a valuation allowance on federal and state deferred tax assets totaling $15,617,000 was required as of December 31, 2023. As noted in Note I to the consolidated financial statements, in the third quarter of 2024, the Company reassessed the valuation allowance based upon its projections of future sources of taxable income and recovery of its unrealized losses on available-for-sale securities based on its intent and ability to hold the securities until they recover in value or until maturity, in accordance with applicable accounting guidance and determined it was appropriate to reverse substantially all the valuation allowance. The reversal resulted in a one-time discrete reduction to income tax expense of $15,194,000 in the third quarter of 2024.

We identified the reversal of the deferred tax asset valuation allowance as a critical audit matter as the determination of the reversal requires management to exercise significant judgment and could have a material impact on the Company’s financial statements. There is a high degree of auditor judgement and subjectivity, and significant audit effort was required in performing procedures in auditing the reversal of the deferred tax asset valuation allowance and evaluating the reasonableness over the nature and timing of the transaction.

Addressing the critical audit matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. The primary procedures we performed to address this critical audit matter included:

●	With the assistance of our income tax specialists, evaluating the nature of the deferred tax assets and whether the sources of future taxable income were appropriate and sufficient to utilize the deferred tax assets,

●	Evaluating the reasonableness of management’s assertion of intent and ability to hold its available-for-sale securities until they recover in value or until maturity, and

●	Testing the reasonableness of management’s projections of future taxable income by comparing the estimates to the Company’s financial forecasts; historical taxable income; and available industry data.

We have served as the Company’s auditor since 2023. (Note: Partners of Postlethwaite & Netterville, APAC joined EisnerAmper LLP in 2023.  Postlethwaite & Netterville, APAC had served as the Company’s auditor since 2022).

/s/ EisnerAmper LLP

EISNERAMPER LLP

Baton Rouge, Louisiana

March 19, 2025

EisnerAmper LLP

www.eisneramper.com

7000 Central Parkway NE	404 588 4200
Suite 1000	wipfli.com
Atlanta, GA 30328

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Peoples Financial Corporation

Biloxi, Mississippi

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations, comprehensive loss, changes in shareholders’ equity and cash flows of Peoples Financial Corporation and subsidiaries (the Company) for the year ended December 31, 2022, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

The primary audit procedures we performed to address this critical audit matter included:

•We tested the completeness and accuracy of the data used by management to calculate historical loss rates.

•We tested the completeness and accuracy of the data used by management in determining qualitative factor adjustments, including the reasonable and supportable factors, by agreeing them to internal and external information.

•We analyzed the qualitative factors in comparison to historical periods to evaluate the directional consistency in relation to the Company’s loan portfolio and local economy.

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

During the fiscal years ended December 31, 2021 and 2022 and interim periods through December 6, 2023, the Company did not consult with EisnerAmper on any matter that (i) involved the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, in each case where a written report was provided or oral advice was provided that EisnerAmper concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2024, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the period ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management of the Company, including its Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of internal control over financial reporting as of December 31, 2024, using the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our assessment included a review of the documentation of controls, evaluations of the design of the internal control system and tests of operating effectiveness of the internal controls. Based on the assessment, management has concluded that the Company had effective internal control over financial reporting as of December 31, 2024.

/s/ Chevis C. Swetman	/s/ Leslie B. Fulton
Chevis C. Swetman	Leslie B. Fulton
Chairman, President and Chief Executive Officer	Chief Financial Officer
March 19, 2025	March 19, 2025

ITEM 9B - OTHER INFORMATION

Pursuant to Item 408(a) of Regulation S-K, none of our directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended December 31, 2024.

ITEM 9C – DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as provided below, the information required by this item will be contained in Sections II, IV, and X of our definitive proxy statement to be filed on March 19 2025, relating to our 2025 Annual Meeting of stockholders to be held April 23, 2025, and is incorporated herein by reference.

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

The Company has adopted a Statement of Policy and Procedures Governing Trading in Shares of Peoples Financial Corporation (“Insider Trading Policy”) which is reasonably designed to promote compliance with insider trading laws, rules and regulations, and standards of OTCQX.  The Insider Trading Policy governs the purchase, sale and/or other disposition of the Company’s common stock by the Company’s directors, executive officers and the Company itself.  The Insider Trading Policy can be found as Exhibit 19 to this Current Report on Form 10-K.

ITEM 11 - EXECUTIVE COMPENSATION

The information in Section VII contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 23, 2025 which will be filed by the Company in definitive form with the Commission on March 19, 2025, is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in Sections V and VI contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 23, 2025, which was filed by the Company in definitive form with the Commission on March 19, 2025, is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information in Sections IV and VIII contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 23, 2025, filed by the Company in definitive form with the Commission on or about March 19, 2025, is incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

The information in Section III and Section XII contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 23, 2025, which will be filed by the Company in definitive form with the Commission on March 19, 2025, is incorporated herein by reference.

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
(19) Insider Trading Policy and Procedures
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

(101)The following materials from the Company’s 2024 Annual Report to Shareholders, formatted in iXBRL (inline Extensible Business Reporting Language): (i) Consolidated Statements of Condition at December 31, 2024 and 2023, (ii) Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2024, 2023 and 2022, (iv) Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2024 and 2023, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022 and (vi) Notes to the Consolidated Financial Statements for the year ended December 31, 2024, 2023 and 2022 *

(104)Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)
*	Filed Herewith.
(P)	Paper filing.

ITEM 16 – FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL CORPORATION
(Registrant)

Date:	March 19, 2025
BY:	/s/ Chevis C. Swetman
Chevis C. Swetman, Chairman of the Board
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

		BY:	/s/ Chevis C. Swetman
		Date:	March 19, 2025
Chevis C. Swetman, Chairman, President and CEO
(principal executive officer)

BY:	/s/ Ronald G. Barnes	BY:	/s/ Padrick D. Dennis
Date:	March 19, 2025	Date:	March 19, 2025
	Ronald G. Barnes, Director		Padrick D. Dennis, Director

BY:	/s/ Jeffrey H. O’Keefe	BY:	/s/ Paige Reed Riley
Date:	March 19, 2025	Date:	March 19, 2025
	Jeffrey H. O’Keefe, Director		Paige Reed Riley, Director

BY:	/s/ George J. Sliman III	BY:	/s/ Leslie B. Fulton
Date:	March 19, 2025	Date:	March 19, 2025
	George J. Sliman, III, Director		Leslie B. Fulton, Chief Financial Officer
(principal financial and accounting officer)