Form 10-Q
period 2025-03-31
PEOPLES FINANCIAL CORP /MS/
filed 2025-05-13
CIK 770460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number	001-12103

PEOPLES FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Mississippi	64-0709834
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Lameuse and Howard Avenues, Biloxi, Mississippi	39533
(Address of principal executive offices)	(Zip Code)

(228) 435-5511
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	PFBX	None

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date. Peoples Financial Corporation has only one class of common stock authorized. At April 30, 2025, there were 15,000,000 shares of $1 par value common stock authorized, with 4,617,466 shares issued and outstanding.

Part 1 – Financial Information

Item 1: Financial Statements

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition

(in thousands except share data)

	March 31, 2025	December 31, 2024
	(unaudited)	(audited)
Assets
Cash and due from banks	$95,434	$107,744
Available for sale securities, amortized cost of $403,251 at March 31, 2025; $345,867 at December 31, 2024	370,222	308,648
Held to maturity securities, fair value of $101,916 at March 31, 2025; $111,112 at December 31, 2024	112,628	123,196
Less: Allowance for credit losses on held to maturity securities	40	40
Held to maturity securities, net	112,588	123,156
Other investments	350	350
Federal Home Loan Bank Stock, at cost	614	608
Loans	231,645	233,576
Less: Allowance for credit losses	2,969	2,982
Loans, net	228,676	230,594
Bank premises and equipment, net of accumulated depreciation	18,310	18,712
Other real estate	9	9
Accrued interest receivable	3,308	3,516
Cash surrender value of life insurance	22,159	22,026
Intangible asset	460	476
Other assets	14,483	16,010
Total assets	$866,613	$831,849
Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Demand, non-interest bearing	$188,749	$235,183
Savings and demand, interest bearing	516,619	434,680
Time, $250,000 or more	16,958	20,563
Other time deposits	29,665	30,304
Total deposits	751,991	720,730
Advances from Federal Home Loan Bank	—	—
Borrowings under Bank Term Funding Program	—	—
Employee and director benefit plans liabilities	19,165	19,201
Other liabilities	1,002	1,917
Total liabilities	772,158	741,848
Shareholders' Equity:
Common stock, $1 par value, 15,000,000 shares authorized, 4,617,466 shares issued and outstanding at March 31, 2025 and December 31, 2024	4,617	4,617
Surplus	65,780	65,780
Undivided profits	57,801	56,491
Accumulated other comprehensive loss	(33,743)	(36,887)
Total shareholders' equity	94,455	90,001
Total liabilities and shareholders' equity	$866,613	$831,849

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Operations

(in thousands except per share data) (unaudited)

	Three Months Ended March 31,
	2025	2024
Interest income:
Interest and fees on loans	$3,396	$3,562
Interest and dividends on securities:
U. S. Treasuries	1,351	1,678
U.S. Government agencies	598	—
Mortgage-backed securities	545	728
Collateralized mortgage obligations	541	855
States and political subdivisions	981	1,037
Other investments	7	33
Interest on balances due from depository institutions	738	1,036
Total interest income	7,559	8,929
Interest expense:
Deposits	1,891	2,038
Borrowings	—	198
Total interest expense	1,891	2,236
Net interest income	5,668	6,693
Provision for (reduction of) credit losses	(5)	—
Net interest income after provision for (reduction of) credit losses	5,673	6,693
Non-interest income:
Trust department income and fees	626	618
Service charges on deposit accounts	770	770
Increase in cash surrender value of life insurance	120	120
Gain (loss) on sale of property, plant and equipment, net	—	42
Other income	187	193
Total non-interest income	1,703	1,743
Non-interest expense:
Salaries and employee benefits	2,716	2,500
Net occupancy	563	537
Equipment rentals, depreciation and maintenance	783	701
FDIC and state banking assessments	96	108
Data processing	314	314
ATM expense	291	254
Other real estate expense	—	—
Legal expense	64	112
Other expense	864	864
Total non-interest expense	5,691	5,390
Income before income taxes	1,685	3,046
Income tax (benefit) expense	375	631
Net income	$1,310	$2,415
Basic and diluted earnings per share	$0.28	$0.52
Dividends declared per share	$—	$—

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands) (unaudited)

	Three Months Ended March 31,
	2025	2024
Net income	$1,310	$2,415
Other comprehensive income (loss):
Net unrealized gain (loss) on available for sale securities, net of tax	3,144	(1,035)
Reclassification adjustment for realized losses (gains) on available for sale securities called or sold in current year	—	—
Gain (loss) from unfunded post-retirement benefit obligation, net of tax	—	—
Total other comprehensive income (loss)	3,144	(1,035)
Total comprehensive income	$4,454	$1,380

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2025 and March 31, 2024

(in thousands except share data) (unaudited)

					Accumulated
	Number of				Other
	Common	Common		Undivided	Comprehensive
	Shares	Stock	Surplus	Profits	Income (loss)	Total
Balance, January 1, 2024	4,661,686	$4,662	$65,780	$37,574	$(38,733)	$69,283
Net income				2,415		2,415
Other comprehensive (loss)					(1,035)	(1,035)
Balance, March 31, 2024	4,661,686	$4,662	$65,780	$39,989	$(39,768)	$70,663
Balance, January 1, 2025	4,617,466	$4,617	$65,780	$56,491	$(36,887)	$90,001
Net income				1,310		1,310
Other comprehensive income					3,144	3,144
Balance, March 31, 2025	4,617,466	$4,617	$65,780	$57,801	$(33,743)	$94,455

Note: Balances as of January 1, 2025 and 2024 were audited.

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands) (unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$1,310	$2,415
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	420	402
(Reduction of) provision for credit losses	(5)	—
Amortization of intangible asset	16	16
(Accretion) amortization of available for sale securities	(267)	(570)
(Accretion) amortization of held to maturity securities	92	51
(Gain) loss on sale or disposition of bank premises and equipment	—	(42)
Increase in cash surrender value of life insurance	(120)	(121)
Change in accrued interest receivable	208	(132)
Change in deferred tax expense	117	686
Change in other assets	366	(545)
Change in employee and director benefit plan liabilities and other liabilities	(946)	(1,025)
Net cash provided by operating activities	1,191	1,135
Cash flows from investing activities:
Proceeds from maturities, liquidation and calls of available for sale securities	16,537	51,011
Purchases of available for sale securities	(73,655)	(108,159)
Proceeds from maturities of held to maturity securities	10,476	5,467
Purchases (redemptions) of Federal Home Loan Bank Stock	(6)	(34)
Loans, net change	1,918	1,928
Acquisition of bank premises and equipment	(19)	(552)
Proceeds from sale of bank premises and equipment	—	61
Investment in cash surrender value of life insurance	(13)	(43)
Net cash (used in) investing activities	(44,762)	(50,321)
Cash flows from financing activities:
Demand and savings deposits, net change	35,505	125,112
Time deposits, net change	(4,244)	(2,103)
Borrowings from Federal Home Loan Bank	—	58,200
Repayments to Federal Home Loan Bank	—	(76,700)
Borrowings under Bank Term Funding Program	—	30,000
Net cash provided by financing activities	31,261	134,509
Net (decrease) increase in cash and cash equivalents	(12,310)	85,323
Cash and cash equivalents, beginning of period	107,744	22,794
Cash and cash equivalents, end of period	$95,434	$108,117

See Notes to Consolidated Financial Statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2025 and 2024

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

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the consolidated financial position of the Company and its subsidiaries as of March 31, 2025 and December 31, 2024 the results of their operations and their cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2024 Annual Report and Form 10-K.

CRITICAL ACCOUNTING POLICIES

The results of operations for the quarter and three months ended March 31, 2025, are not necessarily indicative of the results to be expected for the full year.

Use of Estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determination of the allowance for credit losses (ACL) and valuation allowances associated with the realization of deferred tax assets, which are based on future taxable income.

Summary of Significant Accounting Policies - The accounting and reporting policies of the Company conform to GAAP and general practices within the banking industry.

There were no material changes or developments during the reporting period with respect to methodologies that the Company uses when applying what management believes are critical accounting policies and developing critical accounting estimates as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2024.

Allowance for credit losses

In general, the Company uses a broad range of data to estimate current expected credit losses (“CECL”), including information about past events, current conditions, and reasonable and supportable forecasts relevant to assessing the collectability of the cash flows of financial assets.

CECL requires the Bank to measure expected credit losses on financial assets carried at amortized cost on a collective or pool basis when similar risk characteristics exist. The Bank has determined that Call Report categories will be utilized, and Management will maintain the option to further segment the portfolio if we deem it beneficial to the analysis.

The Company’s loan portfolio segments as of March 31, 2025 and December 31, 2024 were as follows:

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

Reclassification of Prior Year Presentation-Certain prior period amounts have been reclassified for consistency with the current period presentation.  These reclassifications had no effect on the reported results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update –In March 2025, the Financial Accounting Standards Board issued Accounting Standards Update 2025-02 (“ASU 2025-02”), Liabilities (Topic 405)-Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 122.  ASU 2025-02 is issued by the Financial Accounting Foundation and communicates changes to the FASB codification, including changes to non-authoritative “SEC” securities and exchange commission content.  The update affects SEC registrants,  makes amendments to the (“GAAP”) generally accepted accounting principles taxonomy and is effective upon issuance.  Management has evaluated the impact of the adoption of this standard and determined there would be no material impact to the Company’s consolidated financial position or results of operations.

Accounting Standards Update –In January 2025, the Financial Accounting Standards Board issued Accounting Standards Update 2025-01 (“ASU 2025-01”), Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective date.  ASU 2025-031(Subtopic 220-40) The Board issued this update to clarify the effective date of ASU 2024-03-Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40):  Disaggregation of Income Statement Expenses.  The Board issued Update 2024-03 on November 4, 2024.  Update 2024-03 states that the amendments are effective for all public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027.  Early adoption is permitted.  Management has evaluated the impact of the adoption of this standard and determined there would be no material impact to the Company’s consolidated financial position or results of operations.

2.	Earnings Per Share:

Per share data is based on the weighted average shares of common stock outstanding of 4,617,466 and 4,661,686 for the three months ended March 31, 2025 and 2024, respectively.

3.	Statements of Cash Flows:

The Company has defined cash and cash equivalents as cash and due from banks. The Company paid $1,888,799 and $2,225,558 for the three months ended March 31, 2025 and 2024, respectively, for interest on deposits and borrowings. No income tax payments were made during the three months ended March 31, 2025 and 2024, respectively. No loans were transferred to other real estate during the three months ended March 31, 2025 and 2024.

4.	Investments:

The Company evaluated credit impairment for individual securities available for sale (AFS) whose fair value was below amortized cost with a more than inconsequential risk of default and where the Company had assessed the decline in fair value significant enough to suggest a credit event occurred.  Due to the zero credit loss assumption and the considerations applied to the securities AFS, there was no ACL recorded for securities AFS as of March 31, 2025 and December 31, 2024. The Company first established an allowance for credit losses for individual securities held to maturity in 2023 and evaluated impairment for individual securities held to maturity again as of December 31, 2024 and determined an allowance for credit loss of $40,000 was appropriate. No additional impairment was recorded as of March 31, 2025.

The amortized cost, fair value and allowance for credit losses related to securities at March 31, 2025 and December 31, 2024, are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
March 31, 2025	Cost	Gains	Losses	Fair Value
Available for sale securities:
U.S. Treasuries	$188,440	$164	$(6,074)	$182,530
Mortgage-backed securities	45,782	32	(3,918)	41,896
Collateralized mortgage obligations	68,290	55	(4,510)	63,835
States and political subdivisions	100,739	—	(18,778)	81,961
Total available for sale securities	$403,251	$251	$(33,280)	$370,222

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2024	Cost	Gains	Losses	Fair Value
Available for sale securities:
U.S. Treasuries	$124,320	$150	$(7,425)	$117,045
Mortgage-backed securities	46,845	35	(4,368)	42,512
Collateralized mortgage obligations	73,857	77	(5,070)	68,864
States and political subdivisions	100,845	—	(20,618)	80,227
Total available for sale securities	$345,867	$262	$(37,481)	$308,648

		Gross	Gross		Allowance	Net
	Amortized	Unrealized	Unrealized	Estimated	for Credit	Carrying
March 31, 2025	Cost	Gains	Losses	Fair Value	Losses	Amount
Held to maturity securities:
U.S. Treasuries	$29,982	$24	$(298)	$29,708	$—	$29,982
States and political subdivisions	82,646	13	(10,451)	72,208	(40)	82,606
Total held to maturity securities	$112,628	$37	$(10,749)	$101,916	$(40)	$112,588

		Gross	Gross		Allowance	Net
	Amortized	Unrealized	Unrealized	Estimated	for Credit	Carrying
December 31, 2024	Cost	Gains	Losses	Fair Value	Losses	Amount
Held to maturity securities:
U.S. Treasuries	$39,978	$20	$(450)	$39,548	$—	$39,978
States and political subdivisions	83,218	14	(11,668)	71,564	(40)	83,178
Total held to maturity securities	$123,196	$34	$(12,118)	$111,112	$(40)	$123,156

The following table shows a rollforward of the allowance for credit losses on held-to-maturity securities for the three months ended March 31, 2025 and the year ended December 31, 2024 (in thousands):

State and political
subdivisions
Balance, December 31, 2023	$30
Provision for credit losses	—
Charge-offs of securities	—
Recoveries	—
Balance, March 31, 2024	$30

Balance, December 31, 2024	$40
Provision for credit losses	—
Charge-offs of securities	—
Recoveries	—
Balance, March 31, 2025	$40

The Company monitors the credit quality of the debt securities held-to-maturity through the use of credit ratings. The Company monitors the credit ratings on a quarterly basis. The following table summarizes the amortized cost of debt securities held-to-maturity at March 31, 2025 and December 31, 2024, aggregated by credit quality indicators (in thousands):

	March 31, 2025	December 31, 2024
Aaa	$29,982	$39,978
Aa1/Aa2/Aa3	33,881	33,961
A1/A2	3,156	3,164
Baa1/Baa2	1,000	1,000
Not rated	44,609	45,093
Total	$112,628	$123,196

At March 31, 2025 and December 31, 2024, the Company had no securities held-to-maturity that were past due 30 days or more as to principal or interest payments. The Company had no securities held-to-maturity classified as nonaccrual for the three months ended March 31, 2025 and the year ended December 31, 2024.

The amortized cost and fair value of debt securities at March 31, 2025, (in thousands) by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale securities:
Due in one year or less	$104,112	$104,143
Due after one year through five years	91,944	85,391
Due after five years through ten years	51,813	43,445
Due after ten years	41,310	31,512
Mortgage-backed securities	45,782	41,896
Collaterized mortgage obligations	68,290	63,835
Total	$403,251	$370,222
Held to maturity securities:
Due in one year or less	$23,446	$23,403
Due after one year through five years	41,711	39,505
Due after five years through ten years	29,311	25,464
Due after ten years	18,160	13,544
Total	$112,628	$101,916

Available for sale securities with gross unrealized losses at March 31, 2025 and December 31, 2024, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows (in thousands):

	Less Than Twelve Months		Over Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
Available for Sale	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
March 31, 2025:
U.S. Treasuries	$69,179	$41	$73,438	$6,033	$142,617	$6,074
Mortgage-backed securities	3,733	20	36,132	3,898	39,865	3,918
Collateralized mortgage obligations	5,462	11	49,022	4,499	54,484	4,510
States and political subdivisions	—	—	81,821	18,778	81,821	18,778
Total	$78,374	$72	$240,413	$33,208	$318,787	$33,280

	Less Than Twelve Months		Over Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
Available for Sale	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2024:
U.S. Treasuries	$—	$—	$81,991	$7,425	$81,991	$7,425
Mortgage-backed securities	3,993	20	36,388	4,348	40,381	4,368
Collateralized mortgage obligations	1,728	9	51,513	5,061	53,241	5,070
States and political subdivisions	—	—	80,087	20,618	80,087	20,618
Total	$5,721	$29	$249,979	$37,452	$255,700	$37,481

At March 31, 2025, 21 of the 29 Treasuries, 41 of the 46 mortgage-backed securities, 24 of the 28 collateralized mortgage obligations and 74 of the 75 securities issued by states and political subdivisions contained unrealized losses.

There were no sales of available for sale debt securities for the three months ended March 31, 2025 and March 31, 2024.

Securities with a fair value of $334,977,093 and $311,774,135 at March 31, 2025 and December 31, 2024, respectively, were pledged to secure public deposits, federal funds purchased and other balances required by law.

5.	Loans:

The composition of the loan portfolio at March 31, 2025 and December 31, 2024 is as follows (in thousands):

	March 31, 2025	December 31, 2024
Real estate, residential	$80,363	$78,952
Real estate, construction	17,538	17,016
Real estate, nonresidential	110,514	114,263
Commercial and industrial	12,359	13,381
Other	10,871	9,964
Total	$231,645	$233,576

The age analysis of the loan portfolio, segregated by class of loans, as of March 31, 2025, and December 31, 2024 is as follows (in thousands):

							Loans Past
							Due Greater
	Number of Days Past Due						Than 90
			Greater	Total		Total	Days and
	30 - 59	60 - 89	Than 90	Past Due	Current	Loans	Still Accruing
March 31, 2025:
Real estate, residential	$1,285	$98	$292	$1,675	$78,688	$80,363	$61
Real estate, construction	136	—	—	136	17,402	17,538	—
Real estate, nonresidential	350	—	—	350	110,164	110,514	—
Commercial and industrial	18	—	21	39	12,320	12,359	—
Other	27	—	—	27	10,844	10,871	—
Total	$1,816	$98	$313	$2,227	$229,418	$231,645	$61
December 31, 2024:
Real estate, residential	$410	$33	$337	$780	$78,172	$78,952	$—
Real estate, construction	61	—	—	61	16,955	17,016	—
Real estate, nonresidential	749	—	—	749	113,514	114,263	—
Commercial and industrial	40	11	—	51	13,330	13,381	—
Other	20	10	—	30	9,934	9,964	—
Total	$1,280	$54	$337	$1,671	$231,905	$233,576	$—

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

The following tables further disaggregates credit quality disclosures by amortized cost by class and vintage for term loans and by revolving and revolving converted to amortizing as of March 31, 2025 and December 31, 2024 (in thousands). The Company defines vintage as the later of origination, or restructure date.

	Term Loans							Revolving
	Amortized Cost Basis by Origination Year							Loans
							Revolving	Converted to
	2025	2024	2023	2022	2021	Prior	Loans	Term Loans	Total
March 31, 2025:
Real Estate, Residential Loans:
A, B, or C	$3,363	$10,912	$12,908	$13,609	$9,938	$22,972	$4,974	$698	$79,374
S	—	—	—	—	—	53	—	—	53
D	—	—	—	—	—	455	61	—	516
E	—	—	—	—	287	133	—	—	420
F	—	—	—	—	—	—	—	—	—
Total Real Estate Residential Loans	$3,363	$10,912	$12,908	$13,609	$10,225	$23,613	$5,035	$698	$80,363

Real Estate, Construction Loans:
A, B, or C	$952	$2,737	$413	$1,443	$1,858	$3,440	$6,434	$—	$17,277
S	—	—	—	—	—	—	—	—	—
D	—	—	121	—	—	140	—	—	261
E	—	—	—	—	—	—		—	—
F	—	—	—	—	—	—	—	—	—
Total Real Estate, Construction Loans	$952	$2,737	$534	$1,443	$1,858	$3,580	$6,434	$—	$17,538

Real Estate,Nonresidential Loans:
A, B, or C	$104	$2,627	$11,095	$21,521	$10,163	$46,259	$18,215	$—	$109,984
S	—	—	—	—	—	59	—	—	59
D	—	—	—	—	—	471	—	—	471
E	—	—	—	—	—	—	—	—	—
F	—	—	—	—	—	—	—	—	—
Total Real Estate, Nonresidential Loans	$104	$2,627	$11,095	$21,521	$10,163	$46,789	$18,215	$—	$110,514

Commercial and industrial
A, B, or C	$387	$1,123	$454	$450	$617	$2,637	$6,670	$—	$12,338
S	—	—	—	—	—	—	—	—	—
D	—	—	—	—	—	—	—	—	—
E	—	—	21	—	—	—	—	—	21
F	—	—	—	—	—	—	—	—	—
Total Commercial and Industrial Loans	$387	$1,123	$475	$450	$617	$2,637	$6,670	$—	$12,359

Consumer/Other Loans
A, B, or C	$1,001	$4,292	$2,947	$727	$370	$474	$1,051	$—	$10,862
S	—	—	—	—	—	—	—	—	—
D	—	5	—	—	—	—	4	—	9
E	—	—	—	—	—	—	—	—	—
F	—	—	—	—	—	—	—	—	—
Total Consumer/Other Loans	$1,001	$4,297	$2,947	$727	$370	$474	$1,055	$—	$10,871

	Term Loans							Revolving
	Amortized Cost Basis by Origination Year							Loans
							Revolving	Converted to
	2024	2024	2022	2021	2020	Prior	Loans	Term Loans	Total
December 31, 2024:
Real Estate, Residential Loans:
A, B, or C	$10,203	$11,135	$14,611	$10,386	$4,348	$19,348	$4,448	$3,537	$78,016
S	—	—	—	—	—	56	—	—	56
D	—	—	—	—	124	338	—	—	462
E	—	—	—	295	—	123	—	—	418
F	—	—	—	—	—	—	—	—	—
Total Real Estate Residential Loans	$10,203	$11,135	$14,611	$10,681	$4,472	$19,865	$4,448	$3,537	$78,952

Real Estate, Construction Loans:
A, B, or C	$2,876	$425	$1,464	$1,916	$854	$2,701	$6,578	$—	$16,814
S	—	—	—	—	—	—	—	—	—
D	—	121	—	—	81	—	—	—	202
E	—	—	—	—	—	—	—	—	—
F	—	—	—	—	—	—	—	—	—
Total Real Estate, Construction Loans	$2,876	$546	$1,464	$1,916	$935	$2,701	$6,578	$—	$17,016

Real Estate,Nonresidential Loans:
A, B, or C	$2,711	$11,191	$24,434	$10,290	$13,344	$34,096	$17,672	$—	$113,738
S	—	—	—	—	—	62	—	—	62
D	—	—	—	—	—	463	—	—	463
E	—	—	—	—	—	—	—	—	—
F	—	—	—	—	—	—	—	—	—
Total Real Estate, Nonresidential Loans	$2,711	$11,191	$24,434	$10,290	$13,344	$34,621	$17,672	$—	$114,263

Commercial and industrial
A, B, or C	$1,187	$488	$524	$638	$167	$2,542	$7,813	$—	$13,359
S	—	—	—	—	—	—	—	—	—
D	—	22	—	—	—	—	—	—	22
E	—	—	—	—	—	—	—	—	—
F	—	—	—	—	—	—	—	—	—
Total Commercial and Industrial Loans	$1,187	$510	$524	$638	$167	$2,542	$7,813	$—	$13,381

Consumer/Other Loans
A, B, or C	$4,725	$3,258	$804	$401	$262	$254	$254	$—	$9,958
S	—	—	—	—	—	—	—	—	—
D	—	—	1	—	—	—	5	—	6
E	—	—	—	—	—	—	—	—	—
F	—	—	—	—	—	—	—	—	—
Total Consumer/Other Loans	$4,725	$3,258	$805	$401	$262	$254	$259	$—	$9,964

The following table is a summary of the Company’s nonaccrual loans by major categories for the periods indicated (in thousands):

	March 31, 2025
	Nonaccrual Loans with	Nonaccrual Loans	Total Nonaccrual
	No Allowance	with an Allowance	Loans
Real estate, residential	$244	$176	$420
Commercial and industrial	21	—	21
Total	$265	$176	$441

	December 31, 2024
	Nonaccrual Loans with	Nonaccrual Loans	Total Nonaccrual
	No Allowance	with an Allowance	Loans
Real estate, residential	$418	$—	$418
Total	$418	$—	$418

The Company recognized no interest income on nonaccrual loans during the three months ended March 31, 2025 or the year ended December 31, 2024.

The following table represents the accrued interest receivables written off by reversing interest income during the three months ended March 31, 2025 and the year ended December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Real estate, residential	$—	$3
Total loans	$—	$3

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

The following table presents an analysis of collateral-dependent loans of the Company as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
	Residential	Residential
	Properties	Properties
Real estate, residential	$425	$424
Commercial and industrial	21
Total loans	$446	$424

The following tables further disaggregates nonaccrual disclosures by amortized cost by class and vintage for term loans and by revolving and revolving converted to amortizing as of March 31, 2025 and December 31, 2024 (in thousands). The Company defines vintage as the later of origination or restructure date:

	Term Loans							Revolving
	Amortized Cost Basis by Origination Year							Loans
							Revolving	Converted to
	2025	2024	2023	2022	2021	Prior	Loans	Term Loans	Total
March 31, 2025:
Real estate, residential	$—	$—	$—	$—	$287	$133	$—	$—	$420
Real estate, construction	—	—	—	—	—	—	—	—	—
Real estate, nonresidential	—	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	21	—	—	—	—	—	21
Consumer/Other	—	—	—	—	—	—	—	—	—

Total Loans on Nonaccrual	$—	$—	$21	$—	$287	$133	$—	$—	$441

	Term Loans							Revolving
	Amortized Cost Basis by Origination Year							Loans
							Revolving	Converted to
	2024	2024	2022	2021	2020	Prior	Loans	Term Loans	Total
December 31, 2024:
Real estate, residential	$—	$—	$—	$295	$—	$123	$—	$—	$418
Real estate, construction	—	—	—	—	—	—	—	—	—
Real estate, nonresidential	—	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—	—	—
Consumer/Other	—	—	—	—	—	—	—	—	—
Total Loans on Nonaccrual	$—	$—	$—	$295	$—	$123	$—	$—	$418

The Company had no loan modifications made to borrowers experiencing financial difficulty as of March 31, 2025 and had one loan modification as of December 31, 2024.

The following table shows the amortized cost basis as of March 31, 2025 of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of loans and type of concession granted and describes the financial effect of the modifications made to borrowers experiencing financial difficulty (in thousands):

	Term Extension

	March 31, 2025
	Amortized Cost	% of Total Loan
	Basis	Type	Financial Effect
Real estate, residential	$16	0.02%

Added a weighted average 3 years to the life of loan, which reduced monthly payment amounts for the borrowers. Provided 3 month payment deferrals to borrowers through our standard deferral program. The 3 monthly payments were added to the end of the original loan terms of these.

Total	$16

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months (in thousands):

	Payment Status (Amortized Cost Basis)
	March 31, 2025
		30-89 Days Past	90+ Days Past
	Current	Due	Due
Real estate, residential	$16	$—	$—
Total	$16	$—	$—

6.	Allowance for Credit Losses:

The following tables show activity in the allowance for credit losses by portfolio class for the three months ended March 31, 2025 and 2024 as well as the corresponding recorded investment in loans at the end of each period.

The calculation of the allowance for credit losses under CECL is performed using two primary approaches: a collective approach for pools of loans that have similar risk characteristics using a loss rate analysis, and a specific reserve analysis for credits individually evaluated.

Transactions in the allowance for credit losses for the three months ended March 31, 2025 and 2024, and the balances of loans, individually and collectively evaluated for impairment, as of March 31, 2025 and 2024, are as follows (in thousands):

	Real Estate,	Real Estate,	Real Estate,	Commercial
	Residential	Construction	Nonresidential	and Industrial	Other	Total
Quarter ended March 31, 2025
Allowance for credit losses
Beginning balance	$676	$135	$1,835	$92	$244	$2,982
Charge-offs	—	—	—	—	(53)	(53)
Recoveries	2	9	1	—	28	40
Net provision for credit losses	50	(4)	(70)	(12)	36	—
Ending Balance	$728	$140	$1,766	$80	$255	$2,969
Reserve for unfunded lending commitments
Beginning balance	$2	$23	$10	$12	$36	$83
Provision for losses on unfunded commitments	1	(3)	1	3	(7)	(5)
Ending balance-reserve for unfunded commitments	$3	$20	$11	$15	$29	$78
Total allowance for credit losses	$731	$160	$1,777	$95	$284	$3,047
Allowance for credit losses
Individually evaluated	$42	$—	$—	$—	$9	$51
Collectively evaluated	686	140	1,766	80	246	2,918
Total allowance for credit losses:	$728	$140	$1,766	$80	$255	$2,969
Reserve for unfunded lending commitments
Individually evaluated	$—	$—	$—	$—	$—	$—
Collectively evaluated	3	20	11	15	29	78
Reserve for unfunded lending commitments:	3	20	11	15	29	78
Total allowance for credit losses, March 31, 2025	$731	$160	$1,777	$95	$284	$3,047
Loans, Quarter ended March 31, 2025
Individually evaluated	$936	$261	$470	$21	$9	$1,697
Collectively evaluated	79,427	17,277	110,044	12,338	10,862	229,948
Total loans, March 31, 2025	$80,363	$17,538	$110,514	$12,359	$10,871	$231,645

	Real Estate,	Real Estate,	Real Estate,	Commercial
	Residential	Construction	Nonresidential	and Industrial	Other	Total
Three months ended March 31, 2024
Allowance for credit losses
Beginning balance	$971	$173	$1,807	$54	$219	$3,224
Charge-offs	(45)	—	—	—	(90)	(135)
Recoveries	—	8	1	—	49	58
Net provision for credit losses	(206)	31	74	3	38	(60)
Ending Balance	$720	$212	$1,882	$57	$216	$3,087
Reserve for unfunded lending commitments
Beginning balance	$2	$34	$5	$10	$4	$55
Provision for losses on unfunded commitments	—	10	7	1	42	60
Ending balance-reserve for unfunded commitments	$2	$44	$12	$11	$46	$115
Total allowance for credit losses	$722	$256	$1,894	$68	$262	$3,202
Allowance for credit losses
Individually evaluated	$—	$—	$—	$—	$8	$8
Collectively evaluated	720	212	1,882	57	208	3,079
Total allowance for credit losses:	$720	$212	$1,882	$57	$216	$3,087
Reserve for unfunded lending commitments
Individually evaluated	$—	$—	$—	$—	$—	$—
Collectively evaluated	2	44	12	11	46	115
Reserve for unfunded lending commitments:	2	44	12	11	46	115
Total allowance for credit losses, March 31, 2024	$722	$256	$1,894	$68	$262	$3,202
Loans, Quarter ended March 31, 2024
Individually evaluated	$986	$209	$95	$—	$35	$1,325
Collectively evaluated	74,747	27,551	112,664	10,880	9,107	234,949
Total loans, March 31, 2024	$75,733	$27,760	$112,759	$10,880	$9,142	$236,274

The following table further disaggregates gross charge-off disclosures by amortized cost by credit quality indicator, class, and year of origination for the three month periods ended March 31, 2025 and March 31, 2024 (in thousands). The Company defines vintage as the later of origination or restructure date.

	Term Loans							Revolving
	Amortized Cost Basis by Origination Year							Loans
							Revolving	Converted to
	2025	2024	2023	2022	2021	Prior	Loans	Term Loans	Total
March 31, 2025:
Consumer/Other
A,B, or C	$48	$—	$—	$—	$—	$—	$—	$—	$48
S	—	—	—	—	—	—	—	—	—
D	—	2	—	—	—	—	—	—	2
E	—	3	—	—	—	—	—	—	3
F	—	—	—	—	—	—	—	—	—
Total Consumer/Other Loans	$48	$5	$—	$—	$—	$—	$—	$—	$53
Total Gross Loan Chargeoffs:	$48	$5	$—	$—	$—	$—	$—	$—	$53

	Term Loans							Revolving
	Amortized Cost Basis by Origination Year							Loans
							Revolving	Converted to
	2024	2023	2022	2021	2020	Prior	Loans	Term Loans	Total
March 31, 2024:
Real estate, nonresidential	$—	$—	$—	$—	$—	$—	$—	$—	$—
A,B, or C	—	—	—	—	—	—	—	—	—
S	—	—	—	—	—	—	—	—	—
D	—	—	—	—	—	—	—	—	—
E	—	—	—	—	—	45	—	—	45
F	—	—	—	—	—	—	—	—	—
Total Real estate, nonresidential loans	$—	$—	$—	$—	$—	$45	$—	$—	$45
Consumer/Other
A,B, or C	$—	$—	$—	$—	$—	$—	$—	$—	$—
S	—	—	—	—	—	—	—	—	—
D	52	7	—	—	—	11	—	—	70
E	—	—	20	—	—	—	—	—	20
F	—	—	—	—	—	—	—	—	—
Total Consumer/Other Loans	$52	$7	$20	$—	$—	$11	$—	$—	$90
Total Gross Loan Chargeoffs:	$52	$7	$20	$—	$—	$56	$—	$—	$135

7.	Shareholders’ Equity:

There were no dividends declared during the three month periods ended March 31, 2025 and March 31, 2024.

The components of accumulated other comprehensive income, net of tax, as of March 31, 2025 and December 31, 2024, are as follows:

	March 31, 2025	December 31, 2024
Beginning balance accumulated other comprehensive (loss) income	$(36,887)	$(38,733)
Net unrealized gain (loss) on available for sale securities, net of tax	3,144	1,875
(Loss) gain from unfunded post-retirement benefit obligation, net of tax	—	(29)
Ending balance accumulated other comprehensive (loss) income	$(33,743)	$(36,887)

8.	Fair Value Measurements and Disclosures:

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

The balances of available for sale securities, which are the only assets measured at fair value on a recurring basis, by level within the fair value hierarchy and by investment type, as of March 31, 2025 and December 31, 2024, were as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
March 31, 2025:
U.S. Treasuries	$182,530	$—	$182,530	$—
Mortgage-backed securities	41,896	—	41,896	—
Collateralized mortgage obligations	63,835	—	63,835	—
States and political subdivisions	81,961	—	81,961	—
Total	$370,222	$—	$370,222	$—

December 31, 2024:
U.S. Treasuries	$117,045	$—	$117,045	$—
Mortgage-backed securities	42,512	—	42,512	—
Collateralized mortgage obligations	68,864	—	68,864	—
States and political subdivisions	80,227	—	80,227	—
Total	$308,648	$—	$308,648	$—

Collateral dependent loans, which are measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of March 31, 2025 and December 31, 2024 were as follows (in thousands):

Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
March 31, 2025	$—	$—	$—	$—
December 31, 2024	$—	$—	$—	$—

The following table presents a summary of changes in the fair value of other real estate which is measured using Level 3 inputs (in thousands):

	March 31, 2025	December 31, 2024
Balance, beginning of year	$9	$—
Loans transferred to ORE	—	18
Sales	—	(9)
Write-downs	—	—
Balance, end of year	$9	$9

The carrying value and estimated fair value of financial instruments, by level within the fair value hierarchy, at March 31, 2025 and December 31, 2024 are as follows (in thousands):

	Carrying	Fair Value Measurements Using
	Amount	Level 1	Level 2	Level 3	Total
March 31, 2025:
Financial Assets:
Cash and due from banks	$95,434	$95,434	$—	$—	$95,434
Available for sale securities	370,222	—	370,222	—	370,222
Held to maturity securities, net	112,588	—	101,916	—	101,916
Loans, net	228,676	—	—	222,061	222,061
Financial Liabilities:
Deposits:
Non-interest bearing	188,749	188,749	—	—	188,749
Interest bearing	516,619	—	—	467,549	467,549
Time deposits	46,623	—	—	46,069	46,069

	Carrying	Fair Value Measurements Using
	Amount	Level 1	Level 2	Level 3	Total
December 31, 2024:
Financial Assets:
Cash and due from banks	$107,744	$107,744	$—	$—	$107,744
Available for sale securities	308,648	—	308,648	—	308,648
Held to maturity securities, net	123,156	—	111,112	—	111,112
Loans, net	230,594	—	—	225,422	225,422
Financial Liabilities:
Deposits:
Non-interest bearing	235,183	235,183	—	—	235,183
Interest bearing	434,680	—	—	377,233	377,233
Time deposits	50,867	—	—	50,212	50,212

9.	Income Taxes:

Deferred taxes (or deferred charges) as of March 31, 2025 and December 31, 2024, included in other assets, were as follows (in thousands):

	March 31, 2025	December 31, 2024
Deferred tax assets:
Allowance for credit losses	$776	$782
Employee benefit plans' liabilities	4,020	4,029
Unrealized loss on available for sale securities, charged from equity	8,241	9,286
Loss on credit impairment of securities	423	423
Earned retiree health benefits plan liability	1,222	1,222
General business and AMT credits	—	1
State income tax net operating loss carryforward	889	930
Other	177	218
Valuation allowance	(423)	(423)
Deferred tax assets	15,325	16,468
Deferred tax liabilities:
Unearned retiree health benefits plan asset	460	460
Bank premises and equipment	2,125	2,106
Other	—	—
Deferred tax liabilities	2,585	2,566
Net deferred taxes	$12,740	$13,902

Income taxes consist of the following components (in thousands):

	Three Months Ended March 31,
	2025		2024
	Tax	Rate	Tax	Rate
Current	$258	15%	$561	19%
Deferred	117	7%	70	2%
Change in valuation allowance	—%		—%
Total deferred	117	7%	70	2%
Totals	$375	22%	$631	21%

The primary sources of permanent differences are due to tax-exempt interest income earned on certain investment securities, bank owned life insurance, and federal tax credits.

10.	Segment Reporting:

The Company is engaged in a single line of business as a financial institution, which provides a full range of banking, financial and trust services to state, county and local government entities and individuals and small and commercial businesses.  The Company has identified its President and Chief Executive Officer as the chief operating decision maker (“CODM”), who uses consolidated net income (see Consolidated Statements of Operation) to determine how resources should be allocated and manage the Company.  The Company’s operations constitute a single operating segment and therefore, a single reportable segment, because the CODM manages the business activities using information of the Company as a whole. The accounting policies used to measure the profit and loss of the segment are the same as those described in the summary of significant accounting policies described in Note A included in Form 10-K for the year ended December 31, 2024.  The Company’s most significant reported source of income and expense are interest income and interest expense (see Consolidated Statements of Operations).  The remaining significant segment income and expenses are described in the Consolidated Statements of Operations.

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

The following presents Management’s discussion and analysis of the consolidated financial condition and results of operations of Peoples Financial Corporation and Subsidiaries. These comments should be considered in combination with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in this report on Form 10-Q and the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Management’s Discussion and Analysis included in the Company’s Form 10-K for the year ended December 31, 2024.

Forward-Looking Information

Congress passed the Private Securities Litigation Act of 1995 in an effort to encourage corporations to provide information about a company’s anticipated future financial performance. This act provides a safe harbor for such disclosure which protects the companies from unwarranted litigation if actual results are different from management expectations. This report contains forward-looking statements and reflects industry conditions, company performance and financial results. These forward-looking statements are subject to a number of factors and uncertainties which could cause the Company’s actual results and experience to differ from the anticipated results and expectations expressed in such forward-looking statements. Such factors and uncertainties include, but are not limited to: changes in interest rates and market prices, changes in local economic and business conditions, increased competition for deposits and loans, changes in the availability of funds resulting from reduced liquidity, changes in statutes, government regulations or regulatory policies or practices in general and specifically acts of terrorism, weather or other events beyond the Company’s control.

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued new accounting standards updates during the first three months of 2025. The Company does not expect that the updates discussed in the Notes will have a material impact on its financial position, results of operations or cash flows.  Further disclosure is included in Note 1.

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

Allowance for credit losses

In general, the Company uses a broad range of data to estimate current expected credit losses (“CECL”), including information about past events, current conditions, and reasonable and supportable forecasts relevant to assessing the collectability of the cash flows of financial assets.

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

The Company’s most critical accounting policy relates to its allowance for credit losses, which reflects the estimated losses resulting from the inability of its borrowers to make loan payments. The allowance for credit losses is established and maintained at an amount sufficient to absorb losses on loans and leases held for investment. Credit losses arise not only from credit risk, but also from other risks inherent in the lending process including, but not limited to, collateral risk, operation risk, concentration risk and economic risk. As such, all related risks of lending are considered when assessing the adequacy of the allowance for credit losses.

Management believes that the allowance for credit losses on loans is adequate and appropriate for all periods presented in these financial statements. All credit relationships with an outstanding balance of $50,000 or greater that are included in Management’s loan watch list are individually reviewed for credit losses.

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

GAAP Reconciliation and Explanation

This Form 10-Q contains non-GAAP financial measures determined by methods other than in accordance with GAAP. Such non-GAAP financial measures include taxable equivalent interest income and taxable equivalent net interest income. Management uses these non-GAAP financial measures because it believes they are useful for evaluating our operations and performance over periods of time, as well as in managing and evaluating our business and in discussions about our operations and performance. Management believes these non-GAAP financial measures provide users of our financial information with a meaningful measure for assessing our financial results, as well as comparison to financial results for prior periods. These non-GAAP financial measures should not be considered as a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled financial measures used by other companies. A reconciliation of these operating performance measures to GAAP performance measures for the three months ended March 31, 2025 and 2024 is included in the table below (in thousands).

RECONCILIATION OF NON-GAAP PERFORMANCE MEASURES

	Three Months Ended March 31,
	2025	2024
Interest income (GAAP)
Interest income - taxable equivalent	$7,559	$8,929
Taxable equivalent adjustment	68	70
Interest income reconciliation:	$7,627	$8,999

Net interest income (GAAP)
Net interest income - taxable equivalent	$5,668	$6,693
Taxable equivalent adjustment	68	70
Interest income reconciliation:	$5,736	$6,763

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

The Company reported net income of $1,310,000 for the first quarter of 2025 compared with net income of $2,415,000 for the first quarter of 2024.  Results in 2024 included an increase in net income attributable to higher interest income on securities and loans along with higher interest income on overnight fed funds due to an increase in interest rates.

Concerns about inflation and its potential impact on the economy and individual households are among the issues being considered by the Federal Reserve.  Raising the federal funds rate has been a strategy pursued in 2023 and 2022 to address this issue.  The Federal Reserve has raised interest rates a total of 100 basis points during 2023 and 425 basis points during 2022 in an effort to promote maximum employment, keep prices stable and have moderate long-term interest rates.  Due to a weakening labor market the Federal Reserve has changed its course of action and has reduced interest rates by 100 basis points during 2024 and is projected to make additional rate cuts in 2025.

Monitoring asset quality, estimating potential losses in our loan portfolio, unfunded lending commitments and held to maturity debt securities and addressing non-performing loans continue to be a major focus of the Company. A reduction of the provision for credit losses of $(5,000) was recorded in the three months ended March 31, 2025 as compared with a net provision for credit losses of $0 for the three months ended March 31, 2024.  The Company has worked diligently to address and reduce its non-performing assets. The Company’s nonaccrual loans totaled $441,000 and $418,000 at March 31, 2025 and December 31, 2024, respectively. Most of these loans are collateral-dependent, and the Company has rigorously evaluated the value of its collateral to determine potential losses.

Non-interest income decreased $40,000 for the first quarter of 2025 as compared with 2024 results. Results for the first quarter of 2025 did not include a gain on sale of bank property of $42,000, which was included in the first quarter of 2024, along with lower other income of $6,000 offset somewhat by higher trust income of $8,000.

Non-interest expenses increased $301,000 for the quarter ended March 31, 2025, as compared with 2024 results. This net increase for the first quarter of 2025 was primarily the result of an increase in salary and employee benefits of $216,000 along with an increase in net occupancy, maintenance and ATM expense of $145,000 offset slightly by a decrease in bank assessment and legal expenses  of $60,000.

Total assets at March 31, 2025 increased $34,764,000 as compared with December 31, 2024. Total deposits increased $31,261,000 as governmental entities’ balances increased due to tax collections. The increase in deposits was primarily used to fund interest-bearing and non-interest bearing cash and the purchase of available for sale securities, which increased $61,574,000 with an offsetting decrease of $10,568,000 in held to maturity securities.

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

Three Months Ended March 31, 2025 as Compared with Three Months Ended March 31, 2024

The Company’s average interest-earning assets decreased approximately $66,000,000, or 7.91%, from approximately $834,764,000 for the first quarter of 2024 to approximately $768,764,000 for the first quarter of 2025. The Company’s average balance sheet decreased primarily as average investments decreased approximately $57,405,000 along with a decrease in average loans of approximately $4,981,000 and average balances due from financial institutions of approximately $1,886,000 as compared with the first quarter of 2024. Average loans decreased as principal payments, maturities, and charge-offs on existing loans exceeded new loans.

The average yield on interest-earning assets decreased from 4.31% for the first quarter of 2024 to 3.97% for the first quarter of 2025. This decrease is due to a decrease in yields on investments, overnight fed funds, and loans in 2025.

Average interest-bearing liabilities decreased approximately $90,151,000 or 13.85%, from approximately $650,733,000 for the first quarter of 2024 to approximately $560,582,000 for the first quarter of 2025. Average savings and interest bearing DDA deposits decreased approximately $80,505,000 while time deposits increased approximately $20,175,000. This decrease was mostly caused by the allocation of public fund tax deposits that increase as taxes are collected and slowly allocate out of the deposit accounts through the end of each year.  Although average deposits decreased the Company evaluates on an ongoing and continuous basis various moderate to severe economic scenarios and does not anticipate a liquidity issue.

The average rate paid on interest-bearing liabilities for the first quarter of 2025 was 1.35% as compared with 1.37% for the first quarter of 2024. The Federal Reserve had increased rates significantly throughout 2022 and 2023 which has caused the bank in 2024 and 2025 to experience a rising cost of funds to stay competitive with other local banks.  The rising costs should ease some as rates start to decrease in 2025.

The Company’s net interest margin on a nontax-equivalent basis, which is net interest income as a percentage of average earning assets, was 2.95% for the three months ended March 31, 2025 as compared with 3.21% for the three months ended March 31, 2024.

The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 2.98% for the first quarter of 2025 as compared with 3.24% for the first quarter of 2024.

The tables on the following pages analyze the changes in tax-equivalent net interest income for the three months ended March 31, 2025 and 2024.

Analysis of Average Balances, Interest Earned/Paid and Yield

(In Thousands)

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate
Loans (2)(3)	$231,549	$3,396	5.87%	$236,530	$3,562	6.02%
Balances due from depository institutions	79,444	738	3.72%	81,330	1,036	5.10%
HTM:
Taxable	86,133	600	2.79%	116,323	867	2.98%
Non taxable (1)	31,433	242	3.08%	33,776	254	3.01%
AFS:
Taxable	335,938	2,617	3.12%	360,730	3,220	3.57%
Non taxable (1)	3,659	27	2.91%	3,739	27	2.90%
Other	608	7	4.61%	2,336	33	5.65%
Total	$768,764	$7,627	3.97%	$834,764	$8,999	4.31%

Savings & interest- bearing DDA	$511,129	$1,499	1.17%	$591,634	$1,948	1.32%
Time deposits	49,453	392	3.17%	29,278	89	1.22%
Borrowings under Term Funding Program	—	—	—%	26,703	146	2.19%
Borrowings from FHLB	—	—	—%	3,118	53	6.80%
Total	$560,582	$1,891	1.35%	$650,733	$2,236	1.37%

Net tax-equivalent spread			2.62%			2.94%
Net tax-equivalent margin on earning assets			2.98%			3.24%
(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 24.95% in 2025 and 2024. See disclosure of Non-GAAP financial measures on page 26 and 27.
(2)	Loan fees of $86 and $191 for 2025 and 2024, respectively, are included in these figures.
(3)	Includes nonaccrual loans.

Analysis of Changes in Interest Income and Interest Expense

(In Thousands)

	For the Three Months Ended
	March 31, 2025 compared with March 31, 2024
	Volume	Rate	Rate/Volume	Total
Interest earned on:
Loans	$(75)	$(93)	$2	$(166)
Balances due from
financial institutions	(25)	(280)	7	(298)
Held to maturity securities:
Taxable	(225)	(56)	15	(266)
Non taxable	(18)	5	—	(13)
Available for sale securities:
Taxable	(221)	(410)	28	(603)
Non taxable	(1)	—	1	—
Other	(24)	(8)	5	(27)
Total	$(589)	$(842)	$58	$(1,373)
Interest paid on:
Savings & interest-bearing DDA	$(265)	$(214)	$29	$(450)
Time deposits	62	143	99	304
Borrowings under Term Fund	(146)	(146)	146	(146)
Borrowings from FHLB	(53)	(53)	53	(53)
Total	$(402)	$(270)	$327	$(345)

Provision for Credit Losses

In the normal course of business, the Company assumes risk in extending credit to its customers. This credit risk is managed through compliance with the loan policy, which is approved by the Board of Directors. The policy establishes guidelines relating to underwriting standards, including but not limited to financial analysis, collateral valuation, lending limits, pricing considerations and loan grading. The Company’s Loan Review and Special Assets Departments play key roles in monitoring the loan portfolio and managing problem loans. New loans and, on a periodic basis, existing loans are reviewed to evaluate compliance with the loan policy. Loan delinquencies and deposit overdrafts are closely monitored in order to identify developing problems as early as possible. Lenders experienced in workout scenarios consult with loan officers and customers to address non-performing loans. A watch list of credits which pose a potential loss to the Company is prepared based on the loan grading system. This list forms the foundation of the Company’s allowance for credit loss computation.

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

The provision for credit losses is the amount necessary to maintain the ACL and the reserve for unfunded commitments at a level considered appropriate by management.  Factor impacting the provision include loan portfolio growth, changes in the quality and composition of the loan portfolio, the level of nonperforming loans, delinquency and charge-off trends, the level of unfunded commitments and current economic conditions.

The Bank’s on-going, systematic evaluation resulted in the Bank recording a net provision of (reduction of) credit losses of $(5,000) and a net provision for the allowance for credit losses of $0 for the first quarter of 2025 and 2024, respectively.  No provision was needed for the allowance for credit losses on held to maturity securities for the first three months ended March 31, 2025 and March 31, 2024.

The Bank’s analysis includes evaluating the current values of collateral securing all nonaccrual loans. Nonaccrual loans totaled $441,000 and $418,000 with $42,000 and $0 in specific reserves on these loans as of March 31, 2025 and December 31, 2024, respectively. The specific reserves allocated to nonaccrual loans are relatively low as collateral values appear sufficient to cover credit losses, or the loan balances have been charged down to their realizable value.

The allowance for credit losses as a percentage of loans was 1.28% at both March 31, 2025 and December 31, 2024. The Company believes that its allowance for credit losses is appropriate as of March 31, 2025.

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

Non-interest income

Three Months Ended March 31, 2025 as Compared with Three Months Ended March 31, 2024

Non-interest income decreased $40,000 for the first quarter of 2025 as compared with 2024 results. Results for the first quarter of 2025 did not include a gain on sale of bank property of $42,000, which was included in the first quarter of 2024, along with lower other income of $6,000 offset somewhat by higher trust income of $8,000 which can fluctuate in the normal course of business.

Non-interest expense

Three Months Ended March 31, 2025 as Compared with Three Months Ended March 31, 2024

Non-interest expenses increased $301,000 for the quarter ended March 31, 2025, as compared with 2024 results. This net increase for the first quarter of 2025 was primarily the result of an increase in salary and employee benefits of $216,000 along with an increase in net occupancy, maintenance and ATM expense of $145,000 offset slightly by a decrease in bank assessment and legal expenses of $60,000.

Income Taxes

Income tax expense for the three months ended March 31, 2025 and 2024 was $375,000 and $631,000, respectively.  The effective tax rate for the three months ended March 31, 2025 and 2024 was 22% and 21%, respectively.

Quarter Ended March 31, 2025 as Compared with Quarter Ended September 30, 2024

The Company has recorded deferred and current income tax expenses in the first quarters of 2025 and 2024, respectively. Income tax expense decreased $256,000 for the first quarter of 2025 as compared with tax expense of $631,000 for the first quarter of 2024. This decrease was due to lower pretax income recorded for the first quarter of 2025 which was $1,361,000 less than the same period in 2024.

Cash and due from banks decreased $12,310,000 at March 31, 2025, compared with December 31, 2024. This decrease was due to an increase in total securities.

Available for sale securities increased $61,574,000 and held to maturity securities decreased $10,568,000, respectively at March 31, 2025 compared with December 31, 2024 as the Company decreased its held to maturity securities and increased its available for sale investment purchases. As securities mature the proceeds are used to pay down borrowings first and then reinvest in available for sale securities and loans.

Gross loans decreased $1,931,000 at March 31, 2025 compared with December 31, 2024, as principal payments, maturities, and charge-offs on existing loans outpaced new loans.

Total deposits increased $31,261,000 at March 31, 2025, compared with December 31, 2024. Typically, significant increases or decreases in total deposits and/or significant fluctuations among the different types of deposits from quarter to quarter are anticipated by Management as customers in the casino industry and county and municipal entities reallocate their resources periodically. Deposits from county and municipal entities increase significantly during the first quarter of each year based on property tax collections and are slowly allocated out of the tax collection accounts over the course of the year.

SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY

Strength, security and stability have been the hallmark of the Company since its founding in 1985 and of its bank subsidiary since its founding in 1896. A strong capital foundation is fundamental to the continuing prosperity of the Company and the security of its customers and shareholders.

As of December 31, 2024, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

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

The main components and requirements of the CBLR framework are as follows:

As of March 31, 2025 and December 31, 2024, the Bank’s community bank leverage ratio was 13.32% and 13.95%, respectively, both of which exceed the CBLR minimum of 9.00%.

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

Deposits, payments of principal and interest on loans, proceeds from maturities of investment securities and earnings on investment securities are the principal sources of funds for the Company. Borrowings from the FHLB, federal funds sold and federal funds purchased are utilized by the Company to manage its daily liquidity position. The Company has also been approved to participate in the Federal Reserve Bank’s Discount Window Primary Credit Program.  As of March 31, 2025, the Company was able to borrow up to $9,698,756 from the Federal Reserve Bank Discount Window Primary Credit Program. The borrowing limit is based on the amount of collateral pledged, with certain loans from the Bank’s portfolio serving as collateral. The Company has $111,047,530 available under a line of credit with the Federal Home Loan Bank of Dallas with $111,047,530 available. The Company has additional contingency funding capacity with various other financial institutions in the amount of $30,500,000.

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

The Company also uses other sources of funds, including borrowings from the FHLB. The Company generally anticipates relying on deposits, purchases of federal funds and borrowings from the Federal Reserve Bank of Atlanta and FHLB for its liquidity needs in 2025.

The Board of Directors requires management to implement and administer appropriate internal controls commensurate with the Company’s risk profile. Management carefully monitors the Company’s liquidity risk, particularly with respect to volatile and large deposits. The Company has not encountered and does not anticipate problems with meeting its liquidity needs.

Item 4: Controls and Procedures

As of March 31, 2025, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three month period ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The plaintiff, Stilwell Activist Investments, L.P., is a shareholder of record of the Company and is controlled by Joseph Stilwell, an individual who beneficially owns 14.41% of the issued and outstanding common stock of the Company according to a revised definitive proxy statement filed by Mr. Stilwell and his related entities with the SEC on March 21, 2025, in connection with a proxy contest conducted by Mr. Stilwell at the Company’s 2025 annual meeting.  Mr. Stilwell and his related entities, including Stilwell Activist Investments, L.P., have nominated an individual for election to the Board of Directors of the Company at its last five annual meetings, but each individual nominated was not elected to the Board of Directors of the Company.

Item 5: Other Information

During the fiscal quarter ended March 31, 2025, none of the Company’s directors or executive officers informed the Company of the adoption, modification, or termination of any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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
Exhibit 101

The following materials from the Company’s quarterly report on Form 10-Q for the three months ended March 31, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Condition at March 31, 2025 and December 31, 2024, (ii) Consolidated Statements of Operations for three months ended March 31, 2025 and March 31, 2024, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2025 and March 31, 2024, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2025 and March 31, 2024, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and March 31, 2024 and (vi) Notes to the Unaudited Consolidated Financial Statements for the three months ended March 31, 2025 and March 31, 2024.

Exhibit 104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL CORPORATION
(Registrant)

Date:	May 13, 2025

By:	/s/ Chevis C. Swetman
Chevis C. Swetman
Chairman, President and Chief Executive Officer
(principal executive officer)

Date:	May 13, 2025

By:	/s/ Leslie B. Fulton
Leslie B. Fulton
Chief Financial Officer and Controller
(principal financial and accounting officer)