Form 10-Q
period 2025-06-30
PEOPLES FINANCIAL CORP /MS/
filed 2025-08-12
CIK 770460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number	001-12103

PEOPLES FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Mississippi	64-0709834
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Lameuse and Howard Avenues, Biloxi, Mississippi	39533
(Address of principal executive offices)	(Zip Code)

(228) 435-5511
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	PFBX	None

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date. Peoples Financial Corporation has only one class of common stock authorized. At July 31, 2025, there were 15,000,000 shares of $1 par value common stock authorized, with 4,617,466 shares issued and outstanding.

Part 1 – Financial Information

Item 1: Financial Statements

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition

(in thousands except share data)

	June 30, 2025	December 31, 2024
	(unaudited)	(audited)
December 31,
Assets
Cash and due from banks	$18,379	$107,744
Available for sale securities, amortized cost of $367,812 at June 30, 2025; $345,867 at December 31, 2024	336,973	308,648
Held to maturity securities, fair value of $90,063 at June 30, 2025; $111,112 at December 31, 2024	100,896	123,196
Less: Allowance for credit losses on held to maturity securities	40	40
Held to maturity securities, net	100,856	123,156
Other investments	350	350
Federal Home Loan Bank Stock, at cost	745	608
Loans	248,298	233,576
Less: Allowance for credit losses on loans and leases	2,966	2,982
Loans, net	245,332	230,594
Bank premises and equipment, net of accumulated depreciation	18,110	18,712
Other real estate	—	9
Accrued interest receivable	3,395	3,516
Cash surrender value of life insurance	22,345	22,026
Intangible asset	445	476
Other assets	14,410	16,010
Total assets	$761,340	$831,849
Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Demand, non-interest bearing	$168,205	$235,183
Savings and demand, interest bearing	435,510	434,680
Time, $250,000 or more	13,083	20,563
Other time deposits	27,513	30,304
Total deposits	644,311	720,730
Employee and director benefit plans liabilities	19,166	19,201
Other liabilities	1,353	1,917
Total liabilities	664,830	741,848
Shareholders' Equity:
Common stock, $1 par value, 15,000,000 shares authorized, 4,617,466 shares issued and outstanding at June 30, 2025 and December 31, 2024	4,617	4,617
Surplus	65,780	65,780
Undivided profits	58,212	56,491
Accumulated other comprehensive loss	(32,099)	(36,887)
Total shareholders' equity	96,510	90,001
Total liabilities and shareholders' equity	$761,340	$831,849

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Operations

(in thousands except per share data) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest income:
Interest and fees on loans	$3,635	$3,465	$7,031	$7,027
Interest and dividends on securities:
U. S. Treasuries	1,599	2,510	2,950	4,188
Mortgage-backed securities	399	598	944	1,326
States and political subdivisions	911	967	1,892	2,004
Collateralized mortgage obligations	552	800	1,093	1,655
Other investments	6	27	13	66
Interest on balances due from depository institutions	362	328	1,100	1,358
Total interest income	7,464	8,695	15,023	17,624
Interest expense:
Deposits	1,982	2,155	3,873	4,193
Borrowings	10	637	10	835
Total interest expense	1,992	2,792	3,883	5,028
Net interest income	5,472	5,903	11,140	12,596
Provision for credit losses	—	—	(5)	—
Net interest income after provision for credit losses	5,472	5,903	11,145	12,596
Non-interest income:
Trust department income and fees	624	617	1,250	1,235
Service charges on deposit accounts	817	809	1,587	1,578
Increase in cash surrender value of life insurance	122	120	242	240
Gain (loss) on sale of property, plant and equipment, net	—	—	—	42
Other income	214	215	401	409
Total non-interest income	1,777	1,761	3,480	3,504
Non-interest expense:
Salaries and employee benefits	2,729	2,670	5,445	5,170
Net occupancy	564	549	1,127	1,086
Equipment rentals, depreciation and maintenance	692	754	1,475	1,455
FDIC and state banking assessments	105	90	201	198
Data processing	376	330	690	644
ATM expense	246	149	537	403
Other real estate expense	—	—	—	—
Legal expense	109	208	173	320
Other expense	941	814	1,805	1,678
Total non-interest expense	5,762	5,564	11,453	10,954
Income before income taxes	1,487	2,100	3,172	5,146
Income tax (benefit) expense	245	(229)	620	402
Net income	$1,242	$2,329	$2,552	$4,744
Basic and diluted earnings per share	$0.27	$0.50	$0.55	$1.02
Dividends declared per share	$0.18	$0.18	$0.18	$0.18

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$1,242	$2,329	$2,552	$4,744
Other comprehensive income (loss):
Net unrealized gain (loss) on available for sale securities, net of tax	1,644	2,047	4,788	1,012
Total other comprehensive income (loss)	1,644	2,047	4,788	1,012
Total comprehensive income (loss)	$2,886	$4,376	$7,340	$5,756

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2025 and June 30, 2024

(in thousands except share data) (unaudited)

					Accumulated
	Number of				Other
	Common	Common		Undivided	Comprehensive
	Shares	Stock	Surplus	Profits	Income (loss)	Total
Balance, January 1, 2024	4,661,686	$4,662	$65,780	$37,574	$(38,733)	$69,283
Net income				2,415		2,415
Other comprehensive income (loss)					(1,035)	(1,035)
Balance, March 31, 2024	4,661,686	$4,662	$65,780	$39,989	$(39,768)	$70,663
Net income				2,329		2,329
Other comprehensive income (loss)					2,047	2,047
Dividend declared ($0.18 per share)				(839)		(839)
Balance, June 30, 2024	4,661,686	$4,662	$65,780	$41,479	$(37,721)	$74,200
Balance, January 1, 2025	4,617,466	$4,617	$65,780	$56,491	$(36,887)	$90,001
Net income				1,310		1,310
Other comprehensive income (loss)					3,144	3,144
Balance, March 31, 2025	4,617,466	$4,617	$65,780	$57,801	$(33,743)	$94,455
Net income				1,242		1,242
Other comprehensive income (loss)					1,644	1,644
Dividend declared ($0.18 per share)				(831)		(831)
Balance, June 30, 2025	4,617,466	$4,617	$65,780	$58,212	$(32,099)	$96,510

Note: Balances as of January 1, 2025 and 2024 were audited.

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands) (unaudited)

	Six Months Ended June 30,
	2025	2024
Years Ended December 31,
Cash flows from operating activities:
Net income	$2,552	$4,744
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	836	815
Provision for credit losses	(5)	—
Amortization of intangible asset	31	31
(Accretion) amortization of available for sale securities	(864)	(1,780)
Amortization (accretion) of held to maturity securities	194	168
Gain on sale of bank premises and equipment	—	(42)
Increase in cash surrender value of life insurance	(242)	(240)
Change in accrued interest receivable	121	(319)
Change in deferred tax	81	(70)
Change in other assets	(64)	(1,171)
Change in employee and director benefit plan liabilities and other liabilities	(591)	(332)
Net cash (used) provided by operating activities	$2,049	$1,804
Cash flows from investing activities:
Proceeds from maturities of available for sale securities	$92,004	$97,786
Purchases of available for sale securities	(113,085)	(163,069)
Proceeds from maturities of held to maturity securities	22,106	16,713
Purchases of Federal Home Loan Bank stock	(137)	(846)
Proceeds from sales of other real estate	—	9
Loans, net change	(14,741)	(484)
Acquisition of bank premises and equipment	(233)	(741)
Proceeds from sale of bank premises and equipment	—	61
Investment in cash surrender value of life insurance	(78)	(86)
Net cash (used) provided by investing activities	(14,164)	(50,657)
Cash flows from financing activities:
Demand and savings deposits, net change	(66,148)	(10,782)
Time deposits, net change	(10,271)	(2,794)
Borrowings from Federal Home Loan Bank	49,900	444,050
Repayments to Federal Home Loan Bank	(49,900)	(416,050)
Borrowings under Bank Term Funding Program	—	30,000
Cash dividends	(831)	(839)
Net cash (used) provided by financing activities	(77,250)	43,585
Net (decrease) increase in cash and cash equivalents	(89,365)	(5,268)
Cash and cash equivalents, beginning of period	107,744	22,794
Cash and cash equivalents, end of period	$18,379	$17,526
Supplemental disclosures of noncash investing activities
Transfer from loans to other real estate owned	$—	$9

See Notes to Consolidated Financial Statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2025 and 2024

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

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the consolidated financial position of the Company and its subsidiaries as of June 30, 2025 and December 31, 2024 the results of their operations and their cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2024 Annual Report and Form 10-K.

CRITICAL ACCOUNTING POLICIES

The results of operations for the quarter and six months ended June 30, 2025, are not necessarily indicative of the results to be expected for the full year.

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

The Company’s loan portfolio segments as of June 30, 2025 and December 31, 2024 were as follows:

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

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update –In May 2025, the Financial Accounting Standards Board issued Accounting Standards Update 2025-04 (“ASU 2025-04”), Compensation-Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606):  Clarifications to Share-Based Consideration Payable to a Customer.  ASU 2025-04 is intended to reduce diversity in practice and improve existing guidance, primarily by revising the definition of a “performance condition” and eliminating a forfeiture policy election for service conditions associated with share-based consideration payable to a customer. In addition, the ASU clarifies that the guidance in ASC 606 on the variable consideration constraint does not apply to share-based consideration payable to a customer “regardless of whether an award’s grant date has occurred” (as determined under ASC 718).  ASU 2025-04 is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted.  Management has evaluated the impact of the adoption of this standard and determined there would be no material impact to the Company’s consolidated financial position or results of operations.

Accounting Standards Update –In May 2025, the Financial Accounting Standards Board issued Accounting Standards Update 2025-03 (“ASU 2025-03”), Business Combinations (Topic 805) and Consolidation (Topic 810):  Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity.  ASU 2025-03 is intended to improve comparability between business combinations that involve VIEs and those that do not.  Under ASU 2025-03 a reporting entity involved in a business combination effected primarily by the exchange of equity interests must consider the factors in ASC 805-10-55-12 through 55-15 to determine which entity is the accounting acquirer regardless of whether the legal acquiree is a Variable Interest Entity. More specifically, when considering those factors, the reporting entity can determine that a transaction in which the legal acquiree is a Variable Interest Entity represents a reverse acquisition (in which the legal acquirer is identified as the acquiree for accounting purposes). As a result, comparability is increased with business combinations in which the legal acquiree is a Voting Interest Entity.  ASU 2025-03 is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted.  Management has evaluated the impact of the adoption of this standard and determined there would be no material impact to the Company’s consolidated financial position or results of operations.

Accounting Standards Update –In March 2025, the Financial Accounting Standards Board issued Accounting Standards Update 2025-02 (“ASU 2025-02”), Liabilities (Topic 405)-Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 122.  ASU 2025-02 amends the guidance in ASC 450-10-S99-1 to remove the text of SAB Topic 5.FF, Accounting for Obligations to Safeguard Crypto-Assets an Entity Holds for Its Platform Users.  The change was made as a result of the release of SEC Staff Accounting Bulletin No. 122, which rescinded SAB Topic 5.FF.  The update affects SEC registrants, makes amendments to the (“GAAP”) generally accepted accounting principles taxonomy and is effective upon issuance.  Management has evaluated the impact of the adoption of this standard and determined there would be no material impact to the Company’s consolidated financial position or results of operations.

Accounting Standards Update –In January 2025, the Financial Accounting Standards Board issued Accounting Standards Update 2025-01 (“ASU 2025-01”), Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective date.  ASU 2025-031(Subtopic 220-40) The Board issued this update to clarify the effective date of ASU 2024-03-Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40):  Disaggregation of Income Statement Expenses, for non-calendar-year-end entities.  The Board issued Update 2024-03 on November 4, 2024.  Update 2024-03 states that the amendments are effective for all public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027.  Early adoption is permitted.  Management has evaluated the impact of the adoption of this standard and determined there would be no material impact to the Company’s consolidated financial position or results of operations.

2.	Earnings Per Share:

Per share data is based on the weighted average shares of common stock outstanding of 4,617,466 and 4,661,686 for the six months ended June 30, 2025 and 2024, respectively.

3.	Statements of Cash Flows:

The Company has defined cash and cash equivalents as cash and due from banks. Cash and due from banks for the purposes of the Consolidated Statements of Cash Flows, include cash on hand, balances due from banks; which includes non-interest- and interest-bearing accounts, and federal funds sold, all of which mature within ninety days.

The Company paid $3,901,649 and $5,039,127 for the six months ended June 30, 2025 and 2024, respectively, for interest on deposits and borrowings. The Company paid $380,000 and $835,000 in estimated income tax payments during the six months ended June 30, 2025 and 2024, respectively.  No loans were transferred to other real estate during the six months ended June 30, 2025 and two loans were transferred to other real estate and the collateral sold during the six months ended June 30, 2024.

4.	Investments:

The Company evaluated credit impairment for individual securities available for sale (AFS) whose fair value was below amortized cost with a more than inconsequential risk of default and where the Company had assessed the decline in fair value significant enough to suggest a credit event occurred.  Due to the zero credit loss assumption and the considerations applied to the securities AFS, there was no ACL recorded for securities AFS as of June 30, 2025 and December 31, 2024. The Company first established an allowance for credit losses for individual securities held to maturity in 2023 and evaluated impairment for individual securities held to maturity again as of December 31, 2024 and determined an allowance for credit loss of $40,000 was appropriate. No additional impairment was recorded as of June 30, 2025.

The amortized cost, fair value and allowance for credit losses related to securities at June 30, 2025 and December 31, 2024, are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
June 30, 2025	Cost	Gains	Losses	Fair Value
Available for sale securities:
U.S. Treasuries	$156,707	113	$(5,175)	$151,645
Mortgage-backed securities	44,774	31	(3,703)	41,102
Collateralized mortgage obligations	66,040	2	(4,251)	61,791
States and political subdivisions	100,291	—	(17,856)	82,435
Total available for sale securities	$367,812	$146	$(30,985)	$336,973

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2024	Cost	Gains	Losses	Fair Value
Available for sale securities:
U.S. Treasuries	$124,320	$150	$(7,425)	$117,045
Mortgage-backed securities	46,845	35	(4,368)	42,512
Collateralized mortgage obligations	73,857	77	(5,070)	68,864
States and political subdivisions	100,845	—	(20,618)	80,227
Total available for sale securities	$345,867	$262	$(37,481)	$308,648

		Gross	Gross		Allowance	Net
	Amortized	Unrealized	Unrealized	Estimated	for Credit	Carrying
June 30, 2025	Cost	Gains	Losses	Fair Value	Losses	Amount
Held to maturity securities:
U.S. Treasuries	$19,986	$17	$(196)	$19,807	$—	$19,986
States and political subdivisions	80,910	12	(10,666)	70,256	(40)	80,870
Total held to maturity securities	$100,896	$29	$(10,862)	$90,063	$(40)	$100,856

		Gross	Gross		Allowance	Net
	Amortized	Unrealized	Unrealized	Estimated	for Credit	Carrying
December 31, 2024	Cost	Gains	Losses	Fair Value	Losses	Amount
Held to maturity securities:
U.S. Treasuries	$39,978	$20	$(450)	$39,548	$—	$39,978
States and political subdivisions	83,218	14	(11,668)	71,564	(40)	83,178
Total held to maturity securities	$123,196	$34	$(12,118)	$111,112	$(40)	$123,156

The following table shows a rollforward of the allowance for credit losses on held-to-maturity securities for the six months ended June 30, 2025 and the year ended December 31, 2024 and the six months ended June 30, 2024 and the year ended December 31, 2023 (in thousands):

State and political
subdivisions
Balance, December 31, 2024	$40
Provision for credit losses	—
Charge-offs of securities	—
Recoveries	—
Balance, June 30, 2025	$40

State and political
subdivisions
Balance, December 31, 2023	$30
Provision for credit losses	—
Charge-offs of securities	—
Recoveries	—
Balance, June 30, 2024	$30

The Company monitors the credit quality of the debt securities held-to-maturity through the use of credit ratings. The Company monitors the credit ratings on a quarterly basis. The following table summarizes the amortized cost of debt securities held-to-maturity at June 30, 2025 and December 31, 2024, aggregated by credit quality indicators (in thousands):

	June 30, 2025	December 31, 2024
Aaa	$—	$39,978
Aa1/Aa2/Aa3	53,790	33,961
A1/A2	3,147	3,164
Baa1/Baa2	1,000	1,000
Not rated	42,959	45,093
Total	$100,896	$123,196

At June 30, 2025 and December 31, 2024, the Company had no securities held-to-maturity that were past due 30 days or more as to principal or interest payments. The Company had no securities held-to-maturity classified as nonaccrual for the six months ended June 30, 2025 and the year ended December 31, 2024.

The amortized cost and fair value of debt securities at June 30, 2025, (in thousands) by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale securities:
Due in one year or less	$82,331	$82,413
Due after one year through five years	85,616	79,556
Due after five years through ten years	49,157	41,559
Due after ten years	39,894	30,552
Mortgage-backed securities	44,774	41,102
Collaterized mortgage obligations	66,040	61,791
Total	$367,812	$336,973
Held to maturity securities:
Due in one year or less	$13,714	$13,703
Due after one year through five years	40,395	38,498
Due after five years through ten years	28,637	25,039
Due after ten years	18,150	12,823
Total	$100,896	$90,063

Available for sale securities with gross unrealized losses at June 30, 2025 and December 31, 2024, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows (in thousands):

	Less Than Twelve Months		Over Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
Available for Sale	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
June 30, 2025:
U.S. Treasuries	$47,304	$31	$69,371	5,145	116,675	$5,176
Mortgage-backed securities	3,519	8	31,357	3,695	34,876	3,703
Collateralized mortgage obligations	11,358	34	49,106	4,217	60,464	4,251
States and political subdivisions	1,925	226	80,510	17,629	82,435	17,855
Total	$64,106	$299	$230,344	$30,686	$294,450	$30,985

	Less Than Twelve Months		Over Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
Available for Sale	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2024:
U.S. Treasuries	$—	$—	$81,991	$7,425	81,991	$7,425
Mortgage-backed securities	3,993	20	36,388	4,348	40,381	4,368
Collateralized mortgage obligations	1,728	9	51,513	5,061	53,241	5,070
States and political subdivisions	—	—	80,087	20,618	80,087	20,618
Total	$5,721	$29	$249,979	$37,452	$255,700	$37,481

At June 30, 2025, 16 of the 23 Treasuries, 40 of the 46 mortgage-backed securities, 26 of the 27 collateralized mortgage obligations and 76 of the 76 securities issued by states and political subdivisions contained unrealized losses.

There were no sales of available for sale debt securities for the six months ended June 30, 2025 and June 30, 2024.

Securities with a fair value of $296,367,976 and $311,774,135 at June 30, 2025 and December 31, 2024, respectively, were pledged to secure public deposits, federal funds purchased and other balances required by law.

5.	Loans:

The composition of the loan portfolio at June 30, 2025 and December 31, 2024 is as follows (in thousands):

	June 30, 2025	December 31, 2024
Real estate, residential	$81,373	$78,952
Real estate, construction	19,474	17,016
Real estate, nonresidential	122,938	114,263
Commercial and industrial	12,977	13,381
Other	11,536	9,964
Total	$248,298	$233,576

The age analysis of the loan portfolio, segregated by class of loans, as of June 30, 2025, and December 31, 2024 is as follows (in thousands):

							Loans Past
							Due Greater
	Number of Days Past Due						Than 90
			Greater	Total		Total	Days and
	30 - 59	60 - 89	Than 90	Past Due	Current	Loans	Still Accruing
June 30, 2025:
Real estate, residential	$693	$171	$352	$1,216	$80,157	$81,373	$10
Real estate, construction	79	—	—	79	19,395	19,474	—
Real estate, nonresidential	93	—	—	93	122,845	122,938	—
Commercial and industrial	40	—	21	61	12,916	12,977	—
Other	37	2	—	39	11,497	11,536	—
Total	$942	$173	$373	$1,488	$246,810	$248,298	$10
December 31, 2024:
Real estate, residential	$410	$33	$337	$780	$78,172	$78,952	$—
Real estate, construction	61	—	—	61	16,955	17,016	—
Real estate, nonresidential	749	—	—	749	113,514	114,263	—
Commercial and industrial	40	11	—	51	13,330	13,381	—
Other	20	10	—	30	9,934	9,964	—
Total	$1,280	$54	$337	$1,671	$231,905	$233,576	$—

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

The following tables further disaggregates credit quality disclosures by amortized cost by class and vintage for term loans and by revolving and revolving converted to amortizing as of June 30, 2025 and December 31, 2024 (in thousands). The Company defines vintage as the later of origination, or restructure date.

	Term Loans							Revolving
	Amortized Cost Basis by Origination Year							Loans
							Revolving	Converted to
	2025	2024	2023	2022	2021	Prior	Loans	Term Loans	Total
June 30, 2025:
Real Estate, Residential Loans:
A, B, or C	$6,251	$10,590	$12,430	$13,210	$9,648	$21,967	$4,367	$1,691	$80,154
S	—	—	—	—	—	50	—	—	50
D	—	—	—	—	—	530	60	—	590
E	—	178	—	—	282	119	—	—	579
F	—	—	—	—	—	—	—	—	—
Total Real Estate Residential Loans	$6,251	$10,768	$12,430	$13,210	$9,930	$22,666	$4,427	$1,691	$81,373

Real Estate, Construction Loans:
A, B, or C	$617	$2,727	$386	$1,404	$1,835	$3,380	$8,868	$—	$19,217
S	—	—	—	—	—	—	—	—	—
D	—	—	119	—	—	138	—	—	257
E	—	—	—	—	—	—		—	—
F	—	—	—	—	—	—	—	—	—
Total Real Estate, Construction Loans	$617	$2,727	$505	$1,404	$1,835	$3,518	$8,868	$—	$19,474

Real Estate,Nonresidential Loans:
A, B, or C	$13,995	$2,597	$10,711	$21,090	$10,000	$44,825	$19,196	$—	$122,414
S	—	—	—	—	—	56	—	—	56
D	—	—	—	—	—	468	—	—	468
E	—	—	—	—	—	—	—	—	—
F	—	—	—	—	—	—	—	—	—
Total Real Estate, Nonresidential Loans	$13,995	$2,597	$10,711	$21,090	$10,000	$45,349	$19,196	$—	$122,938

Commercial and industrial
A, B, or C	$1,123	$1,026	$386	$375	$598	$2,561	$6,887	$—	$12,956
S	—	—	—	—	—	—	—	—	—
D	—	—	—	—	—	—	—	—	—
E	—	—	21	—	—	—	—	—	21
F	—	—	—	—	—	—	—	—	—
Total Commercial and Industrial Loans	$1,123	$1,026	$407	$375	$598	$2,561	$6,887	$—	$12,977

Consumer/Other Loans
A, B, or C	$2,000	$3,923	$2,740	$637	$297	$431	$1,494	$—	$11,522
S	—	—	—	—	—	—	—	—	—
D	—	10	—	—	—	—	4	—	14
E	—	—	—	—	—	—	—	—	—
F	—	—	—	—	—	—	—	—	—
Total Consumer/Other Loans	$2,000	$3,933	$2,740	$637	$297	$431	$1,498	$—	$11,536

	Term Loans							Revolving
	Amortized Cost Basis by Origination Year							Loans
							Revolving	Converted to
	2024	2023	2022	2021	2020	Prior	Loans	Term Loans	Total
December 31, 2024:
Real Estate, Residential Loans:
A, B, or C	$10,203	$11,135	$14,611	$10,386	$4,348	$19,348	$4,448	$3,537	$78,016
S	—	—	—	—	—	56	—	—	56
D	—	—	—	—	124	338	—	—	462
E	—	—	—	295	—	123	—	—	418
F	—	—	—	—	—	—	—	—	—
Total Real Estate Residential Loans	$10,203	$11,135	$14,611	$10,681	$4,472	$19,865	$4,448	$3,537	$78,952

Real Estate, Construction Loans:
A, B, or C	$2,876	$425	$1,464	$1,916	$854	$2,701	$6,578	$—	$16,814
S	—	—	—	—	—	—	—	—	—
D	—	121	—	—	81	—	—	—	202
E	—	—	—	—	—	—	—	—	—
F	—	—	—	—	—	—	—	—	—
Total Real Estate, Construction Loans	$2,876	$546	$1,464	$1,916	$935	$2,701	$6,578	$—	$17,016

Real Estate,Nonresidential Loans:
A, B, or C	$2,711	$11,191	$24,434	$10,290	$13,344	$34,096	$17,672	$—	$113,738
S	—	—	—	—	—	62	—	—	62
D	—	—	—	—	—	463	—	—	463
E	—	—	—	—	—	—	—	—	—
F	—	—	—	—	—	—	—	—	—
Total Real Estate, Nonresidential Loans	$2,711	$11,191	$24,434	$10,290	$13,344	$34,621	$17,672	$—	$114,263

Commercial and industrial
A, B, or C	$1,187	$488	$524	$638	$167	$2,542	$7,813	$—	$13,359
S	—	—	—	—	—	—	—	—	—
D	—	22	—	—	—	—	—	—	22
E	—	—	—	—	—	—	—	—	—
F	—	—	—	—	—	—	—	—	—
Total Commercial and Industrial Loans	$1,187	$510	$524	$638	$167	$2,542	$7,813	$—	$13,381

Consumer/Other Loans
A, B, or C	$4,725	$3,258	$804	$401	$262	$254	$254	$—	$9,958
S	—	—	—	—	—	—	—	—	—
D	—	—	1	—	—	—	5	—	6
E	—	—	—	—	—	—	—	—	—
F	—	—	—	—	—	—	—	—	—
Total Consumer/Other Loans	$4,725	$3,258	$805	$401	$262	$254	$259	$—	$9,964

The following table is a summary of the Company’s nonaccrual loans by major categories for the periods indicated (in thousands):

	June 30, 2025
	Nonaccrual Loans with	Nonaccrual Loans	Total Nonaccrual
	No Allowance	with an Allowance	Loans
Real estate, residential	$408	$171	$579
Commercial and industrial	21	—	21
Total	$429	$171	$600

	December 31, 2024
	Nonaccrual Loans with	Nonaccrual Loans	Total Nonaccrual
	No Allowance	with an Allowance	Loans
Real estate, residential	$418	$—	$418
Total	$418	$—	$418

The Company recognized no interest income on nonaccrual loans during the six months ended June 30, 2025 or the year ended December 31, 2024.

The following table represents the accrued interest receivables written off by reversing interest income during the six months ended June 30, 2025 and the year ended December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Real estate, residential	$3	$3
Total loans	$3	$3

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

The following table presents an analysis of collateral-dependent loans of the Company as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
	Residential	Residential
	Properties	Properties
Real estate, residential	$584	$424
Commercial and industrial	21	—
Total loans	$605	$424

The following tables further disaggregates nonaccrual disclosures by amortized cost by class and vintage for term loans and by revolving and revolving converted to amortizing as of June 30, 2025 and December 31, 2024 (in thousands). The Company defines vintage as the later of origination or restructure date:

	Term Loans							Revolving
	Amortized Cost Basis by Origination Year							Loans
							Revolving	Converted to
	2025	2024	2023	2022	2021	Prior	Loans	Term Loans	Total
June 30, 2025:
Real estate, residential	$—	$178	$—	$—	$282	$119	$—	$—	$579
Real estate, construction	—	—	—	—	—	—	—	—	—
Real estate, nonresidential	—	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	21	—	—	—	—	—	21
Consumer/Other	—	—	—	—	—	—	—	—	—
Total Loans on Nonaccrual	$—	$178	$21	$—	$282	$119	$—	$—	$600

	Term Loans							Revolving
	Amortized Cost Basis by Origination Year							Loans
							Revolving	Converted to
	2024	2023	2022	2021	2020	Prior	Loans	Term Loans	Total
December 31, 2024:
Real estate, residential	$—	$—	$—	$295	$—	$123	$—	$—	$418
Real estate, construction	—	—	—	—	—	—	—	—	—
Real estate, nonresidential	—	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—	—	—
Consumer/Other	—	—	—	—	—	—	—	—	—
Total Loans on Nonaccrual	$—	$—	$—	$295	$—	$123	$—	$—	$418

The Company had no loan modifications made to borrowers experiencing financial difficulty as of June 30, 2025 and had one loan modification as of December 31, 2024.

6.	Allowance for Credit Losses:

The following tables show activity in the allowance for credit losses by portfolio class for the three and six months ended June 30, 2025 and 2024 as well as the corresponding recorded investment in loans at the end of each period.

The calculation of the allowance for credit losses under CECL is performed using two primary approaches: a collective approach for pools of loans that have similar risk characteristics using a loss rate analysis, and a specific reserve analysis for credits individually evaluated.

Transactions in the allowance for credit losses for the three and six months ended June 30, 2025 and 2024, and the balances of loans, individually and collectively evaluated for impairment, as of June 30, 2025 and 2024, are as follows (in thousands):

	Real Estate,	Real Estate,	Real Estate,	Commercial
	Residential	Construction	Nonresidential	and Industrial	Other	Total
Six months ended June 30, 2025
Allowance for credit losses
Beginning balance	$676	$135	$1,835	$92	$244	$2,982
Charge-offs	(1)	—	—	—	(100)	(101)
Recoveries	4	23	3	—	52	82
Net provision for credit losses	51	(12)	(42)	(17)	23	3
Ending Balance	$730	$146	$1,796	$75	$219	$2,966
Reserve for unfunded lending commitments
Beginning balance	$2	$23	$10	$12	$36	$83
Provision for losses on unfunded commitments	—	(3)	5	2	(12)	(8)
Ending balance-reserve for unfunded commitments	$2	$20	$15	$14	$24	$75
Total allowance for credit losses	$732	$166	$1,811	$89	$243	$3,041
Quarter ended June 30, 2025
Allowance for credit losses
Beginning balance	$728	$140	$1,766	$80	$255	$2,969
Charge-offs	(1)	—	—	—	(47)	(48)
Recoveries	2	14	2	—	24	42
Net provision for credit losses	1	(8)	28	(5)	(13)	3
Ending Balance	$730	$146	$1,796	$75	$219	$2,966
Reserve for unfunded lending commitments
Beginning balance	$3	$20	$11	$15	$29	$78
Provision for losses on unfunded commitments	(1)	—	4	(1)	(5)	(3)
Ending balance-reserve for unfunded commitments	$2	$20	$15	$14	$24	$75
Total allowance for credit losses	$732	$166	$1,811	$89	$243	$3,041
Allowance for credit losses
Individually evaluated	$80	$—	$—	$—	$8	$88
Collectively evaluated	650	146	1,796	75	211	2,878
Total allowance for credit losses:	$730	$146	$1,796	$75	$219	$2,966
Reserve for unfunded lending commitments
Individually evaluated	$—	$—	$—	$—	$—	$—
Collectively evaluated	2	20	15	14	24	75
Reserve for unfunded lending commitments:	2	20	15	14	24	75
Total allowance for credit losses, June 30, 2025	$732	$166	$1,811	$89	$243	$3,041
Loans, Quarter ended June 30, 2025
Individually evaluated	$1,169	$257	$468	$21	$14	$1,929
Collectively evaluated	80,204	19,217	122,470	12,956	11,522	246,369
Total loans, June 30, 2025	$81,373	$19,474	$122,938	$12,977	$11,536	$248,298

	Real Estate,	Real Estate,	Real Estate,	Commercial
	Residential	Construction	Nonresidential	and Industrial	Other	Total
Six months ended June 30, 2024
Allowance for credit losses
Beginning balance	$971	$173	$1,807	$54	$219	$3,224
Charge-offs	(45)	—	—	—	(132)	(177)
Recoveries	55	19	2	—	87	163
Net provision for credit losses	(200)	11	48	20	61	(60)
Ending Balance	$781	$203	$1,857	$74	$235	$3,150
Reserve for unfunded lending commitments
Beginning balance	$2	$34	$5	$10	$4	$55
Provision for losses on unfunded commitments	—	10	7	1	42	60
Ending balance-reserve for unfunded commitments	$2	$44	$12	$11	$46	$115
Total allowance for credit losses	$783	$247	$1,869	$85	$281	$3,265
Quarter ended June 30, 2024
Allowance for credit losses
Beginning balance	$720	$212	$1,882	$57	$216	$3,087
Charge-offs	—	—	—	—	(42)	(42)
Recoveries	55	11	1	—	38	105
Net provision for credit losses	6	(20)	(26)	17	23	—
Ending Balance	$781	$203	$1,857	$74	$235	$3,150
Reserve for unfunded lending commitments
Beginning balance	$2	$44	$12	$11	$46	$115
Provision for losses on unfunded commitments	—	—	—	—	—	—
Ending balance-reserve for unfunded commitments	$2	$44	$12	$11	$46	$115
Total allowance for credit losses	$783	$247	$1,869	$85	$281	$3,265
Allowance for credit losses
Individually evaluated	$—	$—	$—	$—	$8	$8
Collectively evaluated	781	203	1,857	74	227	3,142
Total allowance for credit losses:	$781	$203	$1,857	$74	$235	$3,150
Reserve for unfunded lending commitments
Individually evaluated	$—	$—	$—	$—	$—	$—
Collectively evaluated	2	44	12	11	46	115
Reserve for unfunded lending commitments:	2	44	12	11	46	115
Total allowance for credit losses, June 30, 2024	$783	$247	$1,869	$85	$281	$3,265
Loans, Quarter ended June 30, 2024
Individually evaluated	$958	$206	$92	$24	$38	$1,318
Collectively evaluated	77,931	24,956	113,975	11,602	8,958	237,422
Total loans, June 30, 2024	$78,889	$25,162	$114,067	$11,626	$8,996	$238,740

The following table further disaggregates gross charge-off disclosures by amortized cost by credit quality indicator, class, and year of origination for the six month periods ended June 30, 2025 and June 30, 2024 (in thousands). The Company defines vintage as the later of origination or restructure date.

	Term Loans							Revolving
	Amortized Cost Basis by Origination Year							Loans
							Revolving	Converted to
	2025	2024	2023	2022	2021	Prior	Loans	Term Loans	Total
June 30, 2025:
Real estate, residential	$—	$—	$—	$—	$—	$—	$—	$—	$—
A,B, or C	—	—	—	—	—	—	—	—	—
S	—	—	—	—	—	—	—	—	—
D	—	—	—	—	—	—	—	—	—
E	—	—	—	—	—	1	—	—	1
F	—	—	—	—	—	—	—	—	—
Total Real estate, nonresidential loans	$—	$—	$—	$—	$—	$1	$—	$—	$1
Consumer/Other
A,B, or C	$85	$1	$9	$—	$1	$—	$—	$—	$96
S	—	—	—	—	—	—	—	—	—
D	—	1	—	—	—	—	—	—	1
E	—	3	—	—	—	—	—	—	3
F	—	—	—	—	—	—	—	—	—
Total Consumer/Other Loans	$85	$5	$9	$—	$1	$—	$—	$—	$100
Total Gross Loan Chargeoffs:	$85	$5	$9	$—	$1	$1	$—	$—	$101

	Term Loans							Revolving
	Amortized Cost Basis by Origination Year							Loans
							Revolving	Converted to
	2024	2023	2022	2021	2020	Prior	Loans	Term Loans	Total
June 30, 2024:
Real estate, nonresidential	$—	$—	$—	$—	$—	$—	$—	$—	$—
A,B, or C	—	—	—	—	—	—	—	—	—
S	—	—	—	—	—	—	—	—	—
D	—	—	—	—	—	—	—	—	—
E	—	—	—	—	—	45	—	—	45
F	—	—	—	—	—	—	—	—	—
Total Real estate, nonresidential loans	$—	$—	$—	$—	$—	$45	$—	$—	$45
Consumer/Other
A,B, or C	$91	$1	$—	$—	$—	$—	$—	$—	$92
S	—	—	—	—	—	—	—	—	—
D	—	9	—	—	—	8	—	—	17
E	—	—	20	—	—	3	—	—	23
F	—	—	—	—	—	—	—	—	—
Total Consumer/Other Loans	$91	$10	$20	$—	$—	$11	$—	$—	$132
Total Gross Loan Chargeoffs:	$91	$10	$20	$—	$—	$56	$—	$—	$177

7.	Shareholders’ Equity:

On May 28, 2025, the Board declared a dividend of $0.18 per share payable on June 13, 2025, to shareholders of record on June 11, 2025.  On May 22, 2024, the Board declared a dividend of $0.18 per share payable June 10, 2024, to shareholders of record on June 05, 2024.

The components of accumulated other comprehensive income, net of tax, as of June 30, 2025 and December 31, 2024, are as follows:

	June 30, 2025	December 31, 2024
Beginning balance accumulated other comprehensive (loss) income	$(36,887)	$(38,733)
Net unrealized gain (loss) on available for sale securities, net of tax	4,788	1,875
(Loss) gain from unfunded post-retirement benefit obligation, net of tax	—	(29)
Ending balance accumulated other comprehensive (loss)income	$(32,099)	$(36,887)

8.	Fair Value Measurements and Disclosures:

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

The balances of available for sale securities, which are the only assets measured at fair value on a recurring basis, by level within the fair value hierarchy and by investment type, as of June 30, 2025 and December 31, 2024, were as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
June 30, 2025:
U.S. Treasuries	$151,645	$—	$151,645	$—
Mortgage-backed securities	41,102	—	41,102	—
Collateralized mortgage obligations	61,791	—	61,791	—
States and political subdivisions	82,435	—	82,435	—
Total	$336,973	$—	$336,973	$—

December 31, 2024:
U.S. Treasuries	$117,045	$—	$117,045	$—
Mortgage-backed securities	42,512	—	42,512	—
Collateralized mortgage obligations	68,864	—	68,864	—
States and political subdivisions	80,227	—	80,227	—
Total	$308,648	$—	$308,648	$—

Collateral dependent loans, which are measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of June 30, 2025 and December 31, 2024 were as follows (in thousands):

Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
June 30, 2025	$—	$—	$—	$—
December 31, 2024	$—	$—	$—	$—

The following table presents a summary of changes in the fair value of other real estate which is measured using Level 3 inputs (in thousands):

	June 30, 2025	December 31, 2024
Balance, beginning of year	$9	$—
Loans transferred to ORE	—	18
Sales	—	(9)
Write-downs	—	—
Chargeoffs	(9)	—
Balance, end of year	$—	$9

The carrying value and estimated fair value of financial instruments, by level within the fair value hierarchy, at June 30, 2025 and December 31, 2024 are as follows (in thousands):

	Carrying	Fair Value Measurements Using
	Amount	Level 1	Level 2	Level 3	Total
June 30, 2025:
Financial Assets:
Cash and due from banks	$18,379	$18,379	$—	$—	$18,379
Available for sale securities	336,973	—	336,973	—	336,973
Held to maturity securities, net	100,896	—	90,063	—	90,063
Loans, net	245,332	—	—	238,993	238,993
Financial Liabilities:
Deposits:
Non-interest bearing	168,205	168,205	—	—	168,205
Interest bearing	435,510	—	—	392,743	392,743
Time deposits	40,596	—	—	40,024	40,024

	Carrying	Fair Value Measurements Using
	Amount	Level 1	Level 2	Level 3	Total
December 31, 2024:
Financial Assets:
Cash and due from banks	$107,744	$107,744	$—	$—	$107,744
Available for sale securities	308,648	—	308,648	—	308,648
Held to maturity securities, net	123,156	—	111,112	—	111,112
Loans, net	230,594	—	—	225,422	225,422
Financial Liabilities:
Deposits:
Non-interest bearing	235,183	235,183	—	—	235,183
Interest bearing	434,680	—	—	377,233	377,233
Time deposits	50,867	—	—	50,212	50,212

9.	Income Taxes:

Deferred taxes (or deferred charges) as of June 30, 2025 and December 31, 2024, included in other assets, were as follows (in thousands):

	June 30, 2025	December 31, 2024
Deferred tax assets:
Allowance for credit losses	$785	$782
Employee benefit plans' liabilities	4,020	4,029
Unrealized loss on available for sale securities, charged from equity	7,694	9,286
Loss on credit impairment of securities	423	423
Earned retiree health benefits plan liability	1,222	1,222
General business and AMT credits	1	1
State income tax net operating loss carryforward	824	930
Other	175	218
Valuation allowance	(423)	(423)
Deferred tax assets	14,721	16,468
Deferred tax liabilities:
Unearned retiree health benefits plan asset	460	460
Bank premises and equipment	2,033	2,106
Other	—	—
Deferred tax liabilities	2,493	2,566
Net deferred taxes	$12,228	$13,902

Income taxes consist of the following components (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	Tax	Rate	Tax	Rate	Tax	Rate	Tax	Rate

Current	$280	19%	$(229)	(11)%	$538	17%	$332	6%
Deferred	(35)	(2)			82	3	70	2
Change in valuation allowance	—	—	—	—	—	—	—	—
Total deferred	(35)	—	—	—	82	3	70	2%
Totals	$245	17%	$(229)	(11)%	$620	20%	$402	8%

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

Cash and Due from Banks

For purposes of the Consolidated Statements of Cash Flows, cash and cash equivalents include cash on hand, balances due from banks; which includes non-interest and interest bearing accounts, and federal funds sold, all of which mature within ninety days.

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

The One Big Beautiful Bill Act (“OBBBA”), signed into law on July 4, 2025, introduces significant changes to tax deductions, credit and limits for individuals and businesses.   Management is in the process of assessing the impact this will have on the Company’s income taxes.

GAAP Reconciliation and Explanation

This Form 10-Q contains non-GAAP financial measures determined by methods other than in accordance with GAAP. Such non-GAAP financial measures include taxable equivalent interest income and taxable equivalent net interest income. Management uses these non-GAAP financial measures because it believes they are useful for evaluating our operations and performance over periods of time, as well as in managing and evaluating our business and in discussions about our operations and performance. Management believes these non-GAAP financial measures provide users of our financial information with a meaningful measure for assessing our financial results, as well as comparison to financial results for prior periods. These non-GAAP financial measures should not be considered as a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled financial measures used by other companies. A reconciliation of these operating performance measures to GAAP performance measures for the three months ended June 30, 2025 and 2024 is included in the table below (in thousands).

RECONCILIATION OF NON-GAAP PERFORMANCE MEASURES

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest income (GAAP)
Interest income - taxable equivalent	$7,464	$8,695	$15,023	$17,624
Taxable equivalent adjustment	66	70	133	142
Interest income reconciliation:	$7,530	$8,765	$15,156	$17,766

Net interest income (GAAP)
Net interest income - taxable equivalent	$5,472	$5,903	$11,140	$12,596
Taxable equivalent adjustment	66	70	133	142
Net interest income reconciliation:	$5,538	$5,973	$11,273	$12,738

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

The Company reported net income of $1,242,000 for the second quarter of 2025 compared with net income of $2,329,000 for the second quarter of 2024.  Results in 2024 included an increase in net income attributable to higher interest income on securities and loans along with higher interest income on overnight fed funds due to an increase in interest rates.

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

Monitoring asset quality, estimating potential losses in our loan portfolio, unfunded lending commitments and held to maturity debt securities and addressing non-performing loans continue to be a major focus of the Company. A net provision for credit losses of $0 was recorded in the quarter ended June 30, 2025 and for the quarter ended June 30, 2024.  A reduction of the provision for credit losses of $(5,000) was recorded in the first two quarters ended June 30, 2025 as compared with a net provision for credit losses of $0 for the first two quarters ended June 30, 2024. The Company has worked diligently to address and reduce its non-performing assets. The Company’s nonaccrual loans totaled $600,000 and $418,000 at June 30, 2025 and December 31, 2024, respectively. Most of these loans are collateral-dependent, and the Company has rigorously evaluated the value of its collateral to determine potential losses.

Non-interest income increased $16,000 for the second quarter of 2025 as compared with 2024 results. Results for the second quarter of 2025 included higher service charge income of $8,000 and higher trust income of $7,000.  Non-interest income decreased $24,000 for the first two quarters of 2025 as compared with 2024 results. Results for the first two quarters of 2025 did not include a gain on sale of bank property of $42,000, which was included in the first two quarters of 2024, offset somewhat by higher service charge income of $9,000 and higher trust income of $15,000.

Non-interest expenses increased $198,000 for the second quarter ended June 30, 2025, as compared with 2024 results. This net increase for the second quarter of 2025 was primarily the result of an increase in salary and employee benefits of $59,000 along with an increase in ATM and data processing expenses of $143,000.  Non-interest expenses increased $499,000 for the first two quarters ended June 30, 2025, as compared with 2024 results. This net increase for the first two quarters of 2025 was primarily the result of an increase in salary and employee benefits of $275,000 along with an increase in net occupancy, ATM and data processing expenses of $221,000.

Total assets at June 30, 2025 decreased $70,509,000 as compared with December 31, 2024. Total deposits decreased $76,419,000 as governmental entities’ balances decreased due to tax collection allocations and the loss of several public fund accounts. The decrease in deposits caused a decrease in cash and due from banks of $89,365,000 and reduced new purchases of available for sale securities.

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

Quarter Ended June 30, 2025 as Compared with Quarter Ended June 30, 2024

The Company’s average interest-earning assets decreased approximately $88,041,000, or 10.67%, from approximately $825,175,000 for the second quarter of 2024 to approximately $737,134,000 for the second quarter of 2025. The Company’s average balance sheet decreased primarily as average investments decreased approximately $96,159,000 offset slightly by an increase in average loans of approximately $1,935,000 and average balances due from financial institutions of approximately $8,075,000 as compared with the second quarter of 2024. Average loans increased as new loans exceeded principal payments, maturities, and charge-offs.

The average yield on interest-earning assets decreased from 4.24% for the second quarter of 2024 to 4.09% for the second quarter of 2025. This decrease is due to a decrease in volume and yields on investments, and overnight fed funds in 2025.

Average interest-bearing liabilities decreased approximately $91,161,000 or 14.76%, from approximately $617,421,000 for the second quarter of 2024 to approximately $526,260,000 for the second quarter of 2025. Average savings and interest bearing DDA deposits decreased approximately $62,813,000 while time deposits increased approximately $17,191,000. This decrease was mostly caused by the allocation of public fund tax deposits that increase as taxes are collected and slowly allocate out of the deposit accounts through the end of each year along with the loss of several public fund accounts.  Time deposits increased due to the Bank promoting time deposit specials during the year.  Although average deposits decreased the Company evaluates on an ongoing and continuous basis various moderate to severe economic scenarios and does not anticipate a liquidity issue.

The average rate paid on interest-bearing liabilities for the second quarter of 2025 was 1.51% as compared with 1.81% for the second quarter of 2024. The Federal Reserve had increased rates significantly throughout 2022 and 2023 which has caused the bank in 2024 and 2025 to experience a rising cost of funds to stay competitive with other local banks.  The rising costs should ease some as rates start to decrease in 2025.

The Company’s net interest margin on a nontax-equivalent basis, which is net interest income as a percentage of average earning assets, was 2.97% for the second quarter of  2025 as compared with 2.86% for the second quarter of  2024.

The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 3.01% for the second quarter of 2025 as compared with 2.89% for the second quarter of 2024.

Six Months Ended June 30, 2025 as Compared with Six Months Ended June 30, 2024

The Company’s average interest-earning assets decreased approximately $80,253,000, or 9.69%, from approximately $827,871,000 for the first two quarters of 2024 to approximately $747,618,000 for the first two quarters of 2025.  The Company’s average balance sheet decreased primarily as average investments decreased approximately $76,738,000 along with a decrease in average balances due from financial institutions of approximately $201,000 and decrease in average loans of approximately $1,504,000 for the first two quarters of 2025 as compared with the first two quarters of 2024.  Average loans decreased as principal payments, maturities, and charge-offs on existing loans exceeded new loans.  Decreases in average deposits resulted in the decrease in balances due from financial institutions and investments in securities which resulted in an increase in average borrowings.

The average yield on earning assets decreased from 4.29% for the first two quarters of 2024 to 4.05% for the first two quarters of 2025.  This decrease is due to a decrease in interest rates on overnight fed funds and securities in 2025.

Average interest-bearing liabilities decreased approximately $90,384,000, or 14.26%, from approximately $633,659,000 for the first two quarters of 2024 to approximately $543,275,000 for the first two quarters of 2025.  Average savings and interest bearing DDA balances decreased approximately $71,376,000 while average time deposits increased approximately $18,670,000. This decrease was mostly caused by the loss of several large public fund deposits in 2025 following competitive bid processes held in 2025 whereby the public fund deposit accounts were awarded to other local banks.  Although average deposits decreased the Company evaluates on an ongoing and continuous basis various moderate to severe economic scenarios and does not anticipate a liquidity issue.

The average rate paid on interest-bearing liabilities for the first two quarters of 2024 was 1.59% compared with 1.43% for the first two quarters of 2025.  The Federal Reserve has increased rates significantly throughout 2022 and 2023 which has caused the bank in 2024 and 2025 to experience a rising cost of funds to stay competitive with other local banks.

The Company’s net interest margin on a nontax-equivalent basis, which is net interest income as a percentage of average earning assets, was 2.98% for the first two quarters of 2025 as compared with 3.07% for the first two quarters of 2024.

The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 3.02% for the first two quarters of 2025 as compared with 3.07% for the first two quarters of 2024.

The tables on the following pages analyze the changes in tax-equivalent net interest income for the quarter and six months ended June 30, 2025 and 2024.

Analysis of Average Balances, Interest Earned/Paid and Yield

(In Thousands)

	Quarter Ended June 30, 2025			Quarter Ended June 30, 2024
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate
Loans (2)(3)	$238,572	$3,635	6.09%	$236,637	$3,465	5.86%
Balances due from financial institutions	30,210	362	4.79%	22,135	328	5.93%
HTM:
Taxable	77,615	506	2.61%	106,052	762	2.87%
Non taxable (1)	30,630	239	3.12%	33,335	255	3.06%
AFS:
Taxable	355,957	2,755	3.10%	420,805	3,902	3.71%
Non taxable (1)	3,524	27	3.01%	3,693	26	2.82%
Other	626	6	3.83%	2,518	27	4.29%
Total	$737,134	$7,530	4.09%	$825,175	$8,765	4.24%

Savings & interest-bearing DDA	$480,776	$1,660	1.38%	$543,589	$2,060	1.52%
Time deposits	44,615	322	2.89%	27,424	95	1.39%
Borrowings under Term Funding Program	—	—	—%	30,000	439	5.85%
Borrowings from FHLB	869	10	4.71%	16,408	198	4.83%
Total	$526,260	$1,992	1.51%	$617,421	$2,792	1.81%

Net tax-equivalent spread			2.58%			2.43%
Net tax-equivalent margin on earning assets			3.01%			2.89%

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 24.95% in 2025 and 2024. See disclosure of Non-GAAP financial measures on page 28.
(2)	Loan fees of $127 and $76 for 2025 and 2024, respectively, are included in these figures.
(3)	Includes nonaccrual loans.

Analysis of Average Balances, Interest Earned/Paid and Yield

(In Thousands)

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate
Loans (2)(3)	$235,080	$7,031	5.98%	$236,584	$7,027	5.94%
Balances due from depository institutions	49,448	1,100	4.45%	49,649	1,358	5.47%
HTM:
Taxable	81,850	1,106	2.70%	111,202	1,629	2.93%
Non taxable (1)	31,029	481	3.10%	33,556	511	3.05%
AFS:
Taxable	346,003	5,372	3.11%	390,737	7,122	3.65%
Non taxable (1)	3,591	53	2.96%	3,716	54	2.91%
Other	617	13	4.21%	2,427	66	5.44%
Total	$747,618	$15,156	4.05%	$827,871	$17,767	4.29%

Savings & interest- bearing DDA	$495,817	$3,158	1.27%	$567,193	$4,008	1.41%
Time deposits	47,021	715	3.04%	28,351	185	1.31%
Borrowings under Term Funding Program	—	—	—%	28,352	584	4.12%
Borrowings from FHLB	437	10	4.68%	9,763	251	5.14%
Total	$543,275	$3,883	1.43%	$633,659	$5,028	1.59%

Net tax-equivalent spread			2.62%			2.70%
Net tax-equivalent margin on earning assets			3.02%			3.07%
(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 24.95% in 2025 and 2024. See disclosure of Non-GAAP financial measures on page 28.
(2)	Loan fees of $213 and $267 for 2025 and 2024, respectively, are included in these figures.
(3)	Includes nonaccrual loans.

Analysis of Changes in Interest Income and Interest Expense

(In Thousands)

	For the Quarter Ended
	June 30, 2025 compared with June 30, 2024
	Volume	Rate	Rate/Volume	Total
Interest earned on:
Loans	$28	$141	$1	$170
Balances due from financial institutions	120	(63)	(23)	34
Held to maturity securities:
Taxable	(204)	(71)	19	(256)
Non taxable	(21)	5	—	(16)
Available for sale securities:
Taxable	(601)	(646)	99	(1,148)
Non taxable	(1)	2	—	1
Other	(20)	(3)	2	(21)
Total	$(699)	$(635)	$98	$(1,236)
Interest paid on:
Savings & interest-bearing DDA	$(238)	$(183)	$21	$(400)
Time deposits	60	103	65	228
Borrowings under Term Fund	(439)	(439)	439	(439)
Borrowings from FHLB	(188)	(5)	4	(189)
Total	$(805)	$(524)	$529	$(800)

Analysis of Changes in Interest Income and Interest Expense

(In Thousands)

	For the Six Months Ended
	June 30, 2025 compared with June 30, 2024
	Volume	Rate	Rate/Volume	Total
Interest earned on:
Loans	$(45)	$49	$—	$4
Balances due from
financial institutions	(5)	(254)	1	(258)
Held to maturity securities:
Taxable	(430)	(126)	33	(523)
Non taxable	(38)	9	(1)	(30)
Available for sale securities:
Taxable	(815)	(1,056)	121	(1,750)
Non taxable	(2)	1	—	(1)
Other	(49)	(15)	11	(53)
Total	$(1,384)	$(1,392)	$165	$(2,611)
Interest paid on:
Savings & interest-bearing DDA	$(504)	$(396)	$50	$(850)
Time deposits	122	246	162	530
Borrowings under Term Fund	(584)	(584)	584	(584)
Borrowings from FHLB	(240)	(22)	21	(241)
Total	$(1,206)	$(756)	$817	$(1,145)

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

The provision for credit losses is the amount necessary to maintain the ACL and the reserve for unfunded commitments at a level considered appropriate by management.  Factors impacting the provision include loan portfolio growth, changes in the quality and composition of the loan portfolio, the level of nonperforming loans, delinquency and charge-off trends, the level of unfunded commitments and current economic conditions.

The Bank’s on-going, systematic evaluation resulted in the Bank recording a net provision of (reduction of) credit losses of $0 for the second quarter of 2025 and 2024, respectively.  The Bank recorded a provision for the allowance for credit losses of $(5,000), and no provision was needed for the allowance for credit losses on held to maturity securities for the first six months ended June 30, 2025.  The Bank recorded a net provision for the allowance for credit losses of $0, and no provision was needed for the allowance for credit losses on held to maturity securities for the first six months ended June 30, 2024.

The Bank’s analysis includes evaluating the current values of collateral securing all nonaccrual loans. Nonaccrual loans totaled $600,000 and $418,000 with $80,000 and $0 in specific reserves on these loans as of June 30, 2025 and December 31, 2024, respectively. The specific reserves allocated to nonaccrual loans are relatively low as collateral values appear sufficient to cover credit losses, or the loan balances have been charged down to their realizable value.

The allowance for credit losses as a percentage of loans was 1.19% and 1.28% at June 30, 2025 and December 31, 2024. The Company believes that its allowance for credit losses is appropriate as of June 30, 2025.

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

Non-interest income

Quarter Ended June 30, 2025 as Compared with Quarter Ended June 30, 2024

Non-interest income increased $16,000 for the second quarter of 2025 as compared with 2024 results. Results for the second quarter of 2025 included higher service charge income of $8,000 and higher trust income of $7,000. Service charge income can fluctuate in the normal course of business.

Six Months Ended June 30, 2025 as Compared with Six Months Ended June 30, 2024

Non-interest income decreased $24,000 for the first two quarters of 2025 as compared with the first two quarters of 2024.  Results for the first two quarters of 2025 did not include a gain on sale of bank property of $42,000, which was included in the first two quarters of 2024, offset somewhat by higher service charge income of $9,000 and higher trust income of $15,000 both service charge income and trust income can fluctuate in the normal course of business.

Non-interest expense

Quarter Ended June 30, 2025 as Compared with Quarter Ended June 30, 2024

Non-interest expenses increased $198,000 for the second quarter ended June 30, 2025, as compared with 2024 results. This net increase for the second quarter of 2025 was primarily the result of an increase in salary and employee benefits of $59,000 along with an increase in ATM and data processing expenses of $143,000.

Six Months Ended June 30, 2025 as Compared with Six Months Ended June 30, 2024

Total non-interest expense increased $499,000 for the first two quarters ended June 30, 2025, as compared with 2024 results. This net increase for the first two quarters of 2025 was primarily the result of an increase in salary and employee benefits of $275,000 along with an increase in net occupancy, ATM and data processing expenses of $221,000.

Income Taxes

Quarter Ended June 30, 2025 as Compared with Quarter Ended June 30, 2024

The Company has recorded deferred and current income tax expenses in the second quarters of 2025 and 2024, respectively. Income tax expense increased $474,000 to $245,000 for the second quarter of 2025 as compared with tax expense of $(229,000) for the second quarter of 2024. The effective tax rate for quarter ended June 30, 2025 and 2024 was 17% and (11)%, respectively. The increase was driven by the near-full utilization of federal tax credits in 2024, leaving only a minimal credit available for utilization in 2025.

Six Months Ended June 30, 2025 as Compared with Six Months Ended June 30, 2024

The Company has recorded deferred and current income tax expenses in the first two quarters of 2025 and 2024, respectively. Income tax expense increased $218,000 to $620,000 for the first two quarters of 2025 as compared with tax expense of $402,000 for the first two quarters of 2024. The effective tax rate for the first two quarters ended June 30, 2025 and 2024 was 20% and 8%, respectively. The increase was driven by the near-full utilization of federal tax credits in 2024, leaving only a minimal credit available for utilization in 2025.

Cash and due from banks decreased $89,365,000 at June 30, 2025, compared with December 31, 2024. This decrease was due to a significant decrease in total deposits.

Available for sale securities increased $28,325,000 and held to maturity securities decreased $22,300,000, respectively at June 30, 2025 compared with December 31, 2024 as the Company decreased its held to maturity securities and increased its available for sale investment purchases. As securities mature the proceeds are used to pay down borrowings first and then reinvest in available for sale securities and loans.

Gross loans increased $14,722,000 at June 30, 2025 compared with December 31, 2024, as new loans outpaced principal payments, maturities, and charge-offs.

Total deposits decreased $76,419,000 at June 30, 2025, compared with December 31, 2024. This decrease was mostly caused by the loss of several large public fund deposits in 2025 following competitive bid processes held in 2025 whereby the public fund deposit accounts were awarded to other local banks. Typically, significant increases or decreases in total deposits and/or significant fluctuations among the different types of deposits from quarter to quarter are anticipated by

Management as customers in the casino industry and county and municipal entities reallocate their resources periodically. Deposits from county and municipal entities increase significantly during the first quarter of each year based on property tax collections and are slowly allocated out of the tax collection accounts over the course of the year.

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

The main components and requirements of the CBLR framework are as follows:

As of June 30, 2025 and December 31, 2024, the Bank’s community bank leverage ratio was 13.97% and 13.95%, respectively, both of which exceed the CBLR minimum of 9.00%.

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

Deposits, payments of principal and interest on loans, proceeds from maturities of investment securities and earnings on investment securities are the principal sources of funds for the Company. Borrowings from the FHLB, federal funds sold and federal funds purchased are utilized by the Company to manage its daily liquidity position. The Company has also been approved to participate in the Federal Reserve Bank’s Discount Window Primary Credit Program.  As of June 30, 2025, the Company was able to borrow up to $9,439,599 from the Federal Reserve Bank Discount Window Primary Credit Program. The borrowing limit is based on the amount of collateral pledged, with certain loans from the Bank’s portfolio serving as collateral. The Company has $111,678,211 available under a line of credit with the Federal Home Loan Bank of Dallas with $111,678,211 available. The Company has additional contingency funding capacity with various other financial institutions in the amount of $30,500,000.

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

Item 4: Controls and Procedures

As of June 30, 2025, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the six month period ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 5: Other Information

During the six months ended June 30, 2025, none of the Company’s directors or executive officers informed the Company of the adoption, modification, or termination of any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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
Exhibit 101

The following materials from the Company’s quarterly report on Form 10-Q for the three months ended June 30, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Condition at June 30, 2025 and December 31, 2024, (ii) Consolidated Statements of Operations for three and six months ended June 30, 2025 and June 30, 2024, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2025 and June 30, 2024, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2025 and June 30, 2024, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and June 30, 2024 and (vi) Notes to the Unaudited Consolidated Financial Statements for the three and six months ended June 30, 2025 and June 30, 2024.

Exhibit 104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL CORPORATION
(Registrant)

Date:	August 12, 2025

By:	/s/ Chevis C. Swetman
Chevis C. Swetman
Chairman, President and Chief Executive Officer
(principal executive officer)

Date:	August 12, 2025

By:	/s/ Leslie B. Fulton
Leslie B. Fulton
Chief Financial Officer and Controller
(principal financial and accounting officer)