Form 10-Q
period 2025-09-30
PEOPLES FINANCIAL CORP /MS/
filed 2025-11-10
CIK 770460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number	001-12103

PEOPLES FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Mississippi	64-0709834
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Lameuse and Howard Avenues, Biloxi, Mississippi	39533
(Address of principal executive offices)	(Zip Code)

(228) 435-5511
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	PFBX	None

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date. Peoples Financial Corporation has only one class of common stock authorized. At October 31, 2025, there were 15,000,000 shares of $1 par value common stock authorized, with 4,617,466 shares issued and outstanding.

Part 1 – Financial Information

Item 1: Financial Statements

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition

(in thousands except share data)

	September 30, 2025	December 31, 2024
	(unaudited)	(audited)
Assets
Cash and due from banks	$41,895	$107,744
Available for sale securities, amortized cost of $339,495 at September 30, 2025; $345,867 at December 31, 2024	312,461	308,648
Held to maturity securities, fair value of $86,000 at September 30, 2025; $111,112 at December 31, 2024	95,492	123,196
Less: Allowance for credit losses on held to maturity securities	40	40
Held to maturity securities, net	95,452	123,156
Other investments	350	350
Federal Home Loan Bank Stock, at cost	1,144	608
Loans	252,671	233,576
Less: Allowance for credit losses on loans and leases	2,934	2,982
Loans, net	249,737	230,594
Bank premises and equipment, net of accumulated depreciation	17,765	18,712
Other real estate	—	9
Accrued interest receivable	3,122	3,516
Cash surrender value of life insurance	22,361	22,026
Intangible asset	429	476
Other assets	13,350	16,010
Total assets	$758,066	$831,849
Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Demand, non-interest bearing	$172,017	$235,183
Savings and demand, interest bearing	427,104	434,680
Time, $250,000 or more	12,654	20,563
Other time deposits	25,801	30,304
Total deposits	637,576	720,730
Employee and director benefit plans liabilities	19,183	19,201
Other liabilities	1,298	1,917
Total liabilities	658,057	741,848
Shareholders' Equity:
Common stock, $1 par value, 15,000,000 shares authorized, 4,617,466 shares issued and outstanding at September 30, 2025 and December 31, 2024	4,617	4,617
Surplus	65,780	65,780
Undivided profits	58,855	56,491
Accumulated other comprehensive loss	(29,243)	(36,887)
Total shareholders' equity	100,009	90,001
Total liabilities and shareholders' equity	$758,066	$831,849

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Operations

(in thousands except per share data) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income:
Interest and fees on loans	$3,870	$3,649	$10,901	$10,676
Interest and dividends on securities:
U. S. Treasuries	1,189	1,753	4,139	5,941
Mortgage-backed securities	322	561	1,266	1,887
States and political subdivisions	965	980	2,857	2,984
Collateralized mortgage obligations	500	749	1,593	2,404
Other investments	7	40	20	115
Interest on balances due from depository institutions	57	98	1,157	1,447
Total interest income	6,910	7,830	21,933	25,454
Interest expense:
Deposits	2,046	1,760	5,919	5,953
Borrowings	288	791	298	1,626
Total interest expense	2,334	2,551	6,217	7,579
Net interest income	4,576	5,279	15,716	17,875
Provision for credit losses	—	(48)	(5)	(48)
Net interest income after provision for credit losses	4,576	5,327	15,721	17,923
Non-interest income:
Trust department income and fees	662	628	1,912	1,863
Service charges on deposit accounts	790	780	2,377	2,360
Gain (loss) on sale of other real estate	11	—	11	—
Increase in cash surrender value of life insurance	139	123	381	363
Gain (loss) on sale of property, plant and equipment, net	—	4	—	46
Other income	326	215	727	622
Total non-interest income	1,928	1,750	5,408	5,254
Non-interest expense:
Salaries and employee benefits	2,806	2,768	8,251	7,938
Net occupancy	572	558	1,699	1,644
Equipment rentals, depreciation and maintenance	726	784	2,201	2,239
FDIC and state banking assessments	107	122	308	320
Data processing	346	311	1,036	955
ATM expense	395	265	932	668
Other real estate expense	—	1	—	1
Legal expense	(51)	29	122	349
Other expense	817	905	2,622	2,583
Total non-interest expense	5,718	5,743	17,171	16,697
Income before income taxes	786	1,334	3,958	6,480
Income tax (benefit) expense	143	(14,097)	763	(13,695)
Net income	$643	$15,431	$3,195	$20,175
Basic and diluted earnings per share	$0.14	$3.31	$0.69	$4.33
Dividends declared per share	$—	$—	$0.18	$0.18

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$643	$15,431	$3,195	$20,175
Other comprehensive income (loss):
Net unrealized gain (loss) on available for sale securities, net of tax	2,856	6,762	7,644	7,774
Total other comprehensive income (loss)	2,856	6,762	7,644	7,774
Total comprehensive income (loss)	$3,499	$22,193	$10,839	$27,949

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2025 and September 30, 2024

(in thousands except share data) (unaudited)

					Accumulated
	Number of				Other
	Common	Common		Undivided	Comprehensive
	Shares	Stock	Surplus	Profits	Income (loss)	Total
Balance, January 1, 2024	4,661,686	$4,662	$65,780	$37,574	$(38,733)	$69,283
Net income				2,415		2,415
Other comprehensive income (loss)					(1,035)	(1,035)
Balance, March 31, 2024	4,661,686	$4,662	$65,780	$39,989	$(39,768)	$70,663
Net income				2,329		2,329
Other comprehensive income (loss)					2,047	2,047
Dividend declared ($0.18 per share)				(839)		(839)
Balance, June 30, 2024	4,661,686	$4,662	$65,780	$41,479	$(37,721)	$74,200
Net income				15,431		15,431
Other comprehensive (loss)					6,762	6,762
Balance, September 30, 2024	4,661,686	$4,662	$65,780	$56,910	$(30,959)	$96,393
Balance, January 1, 2025	4,617,466	$4,617	$65,780	$56,491	$(36,887)	$90,001
Net income				1,310		1,310
Other comprehensive income (loss)					3,144	3,144
Balance, March 31, 2025	4,617,466	$4,617	$65,780	$57,801	$(33,743)	$94,455
Net income				1,242		1,242
Other comprehensive income (loss)					1,644	1,644
Dividend declared ($0.18 per share)				(831)		(831)
Balance, June 30, 2025	4,617,466	$4,617	$65,780	$58,212	$(32,099)	$96,510
Net income				643		643
Other comprehensive income (loss)					2,856	2,856
Balance, September 30, 2025	4,617,466	$4,617	$65,780	$58,855	$(29,243)	$100,009

Note: Balances as of January 1, 2025 and 2024 were audited.

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands) (unaudited)

	Nine Months Ended September 30,
	2025	2024
Years Ended December 31,
Cash flows from operating activities:
Net income	$3,195	$20,175
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,228	1,252
Reduction in credit losses	(5)	(48)
Amortization of intangible asset	47	47
(Accretion) amortization of available for sale securities	(1,089)	(2,231)
Amortization (accretion) of held to maturity securities	284	313
Gain on sale of other real estate	(11)	—
Gain on sale of bank premises and equipment	—	(46)
Increase in cash surrender value of life insurance	(381)	(363)
Gain from death benefits from life insurance	(125)	—
Change in accrued interest receivable	394	(88)
Change in deferred tax	61	(14,079)
Change in other assets	68	(996)
Change in employee and director benefit plan liabilities and other liabilities	(632)	156
Net cash provided (used) by operating activities	$3,034	$4,092
Cash flows from investing activities:
Proceeds from maturities of available for sale securities	$120,546	$173,258
Purchases of available for sale securities	(113,085)	(163,069)
Proceeds from maturities of held to maturity securities	27,420	16,963
Purchases of Federal Home Loan Bank stock	(536)	1,900
Proceeds from sales of other real estate	27	9
Loans, net change	(19,159)	(962)
Acquisition of bank premises and equipment	(281)	(942)
Proceeds from sale of bank premises and equipment	—	65
Proceeds from death benefits from life insurance	270	—
Investment in cash surrender value of life insurance	(100)	(112)
Net cash provided (used) by investing activities	15,102	27,110
Cash flows from financing activities:
Demand and savings deposits, net change	(70,742)	(30,788)
Time deposits, net change	(12,412)	8,384
Borrowings from Federal Home Loan Bank	475,390	829,150
Repayments to Federal Home Loan Bank	(475,390)	(847,650)
Other borrowings and borrowings under Bank Term Funding Program	196	30,000
Repayments to other borrowings and borrowings under Bank Term Funding Program	(196)	—
Cash dividends	(831)	(839)
Net cash (used) provided by financing activities	(83,985)	(11,743)
Net (decrease) increase in cash and cash equivalents	(65,849)	19,459
Cash and cash equivalents, beginning of period	107,744	22,794
Cash and cash equivalents, end of period	$41,895	$42,253
Supplemental disclosures of noncash investing activities
Transfer from loans to other real estate owned	$16	$9

See Notes to Consolidated Financial Statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2025 and 2024

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

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the consolidated financial position of the Company and its subsidiaries as of September 30, 2025 and December 31, 2024 the results of their operations and their cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2024 Annual Report and Form 10-K.

CRITICAL ACCOUNTING POLICIES

The results of operations for the quarter and nine months ended September 30, 2025, are not necessarily indicative of the results to be expected for the full year.

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

The Company’s loan portfolio segments as of September 30, 2025 and December 31, 2024 were as follows:

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

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update –In September 2025, the Financial Accounting Standards Board issued Accounting Standards Update 2025-07 (“ASU 2025-07”), Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606).  ASU 2025-07 adds a scope exception from derivative accounting for contracts that are not exchange-traded and have underlying features based on the operations or activities specific to one of the parties involved.  This aims to reduce complexity in evaluating whether certain contracts qualify as derivatives.  The update also clarifies that the revenue guidance in Topic 606 applies to share-based noncash consideration received from customers for the transfer of goods or services.  This means that entities must first apply the revenue recognition guidance before considering other topics like derivatives or equity securities. ASU 2025-07 will be effective for interim and annual periods for fiscal years beginning after December 15, 2026.  Early adoption is permitted for entities that have not yet issued their financial statements.  Management has evaluated the impact of the adoption of this standard and determined there would be no material impact to the Company’s consolidated financial position or results of operations.

Accounting Standards Update –In September 2025, the Financial Accounting Standards Board issued Accounting Standards Update 2025-06 (“ASU 2025-06”), Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40).  ASU 2025-06 has the following key changes: 1.Modernization of Guidance: The update aims to modernize the accounting for software costs under Subtopic 350-40, reflecting the evolution of software development practices from traditional waterfall methods to more iterative and flexible agile methodologies. This change addresses stakeholder feedback indicating that existing guidance was outdated and did not align with current practices. 2. Capitalization Criteria: The ASU clarifies the criteria for capitalizing software costs. Previously, costs could only be capitalized after completing the preliminary project stage. Now, costs can be capitalized once management authorizes and commits to funding a software project, regardless of the development method used. 3. Relocation of Website Development Costs: The guidance on website development costs has been relocated from Subtopic 350-50 to Subtopic 350-40, ensuring consistency in how these costs are treated alongside internal-use software. 4. Removal of Development Stages: The ASU removes references to discrete development stages, acknowledging that software development is often non-linear and iterative. This change aims to simplify the application of the guidance and reduce complexity for entities using agile development practices. The amendments in ASU 2025-06 are effective for annual reporting periods beginning after December 15, 2027, for all entities.  Early adoption is permitted for entities that have not yet issued their financial statements.  Management has evaluated the impact of the adoption of this standard and determined there would be no material impact to the Company’s consolidated financial position or results of operations.

Accounting Standards Update –In July 2025, the Financial Accounting Standards Board issued Accounting Standards Update 2025-05 (“ASU 2025-05”), Financial Instruments-Credit Losses (Topic 326) Measurement of Credit Losses for Accounts Receivable and Contract Assets.  ASU 2025-05 is intended to provide all entities with a practical expedient and entities other than public business entities with an accounting policy election when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606 as follows: 1. Practical expedient. In developing reasonable and supportable forecasts as part of estimating expected credit losses, all entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset.  2. Accounting policy election. An entity other than a public business entity that elects the practical expedient is permitted to make an accounting policy election to consider collection activity after the balance sheet date when estimating expected credit losses.  The amendments are expected to provide decision-useful information to investors and other financial statement users while reducing the time and effort necessary to analyze and estimate credit losses for current accounts receivable and current contract assets.  ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2026, including interim periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance.  Management has evaluated the impact of the adoption of this standard and determined there would be no material impact to the Company’s consolidated financial position or results of operations.

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

Per share data is based on the weighted average shares of common stock outstanding of 4,617,466 and 4,661,686 for the nine months ended September 30, 2025 and 2024, respectively.

3.	Statements of Cash Flows:

The Company has defined cash and cash equivalents as cash and due from banks. Cash and due from banks for the purposes of the Consolidated Statements of Cash Flows, include cash on hand, balances due from banks; which includes non-interest- and interest-bearing accounts, and federal funds sold, all of which mature within ninety days.

The Company paid $6,239,367 and $7,571,786 for the nine months ended September 30, 2025 and 2024, respectively, for interest on deposits and borrowings. The Company paid $380,000 and $835,000 in estimated income tax payments during the nine months ended September 30, 2025 and 2024, respectively.  One loan was transferred to other real estate and the collateral sold during the nine months ended September 30, 2025 and two loans were transferred to other real estate and the collateral sold during the nine months ended September 30, 2024.

4.	Investments:

The Company evaluated credit impairment for individual securities available for sale (AFS) whose fair value was below amortized cost with a more than inconsequential risk of default and where the Company had assessed the decline in fair value significant enough to suggest a credit event occurred.  Due to the zero credit loss assumption and the considerations applied to the securities AFS, there was no ACL recorded for securities AFS as of September 30, 2025 and December 31, 2024. The Company first established an allowance for credit losses for individual securities held to maturity in 2023 and evaluated impairment for individual securities held to maturity again as of December 31, 2024 and determined an allowance for credit loss of $40,000 was appropriate. No additional impairment was recorded as of September 30, 2025.

The amortized cost, fair value and allowance for credit losses related to securities at September 30, 2025 and December 31, 2024, are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
September 30, 2025	Cost	Gains	Losses	Fair Value
Available for sale securities:
U.S. Treasuries	$132,226	114	$(4,426)	$127,914
Mortgage-backed securities	43,704	64	(3,189)	40,579
Collateralized mortgage obligations	63,520	43	(3,780)	59,783
States and political subdivisions	100,045	—	(15,860)	84,185
Total available for sale securities	$339,495	$221	$(27,255)	$312,461

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2024	Cost	Gains	Losses	Fair Value
Available for sale securities:
U.S. Treasuries	$124,320	$150	$(7,425)	$117,045
Mortgage-backed securities	46,845	35	(4,368)	42,512
Collateralized mortgage obligations	73,857	77	(5,070)	68,864
States and political subdivisions	100,845	—	(20,618)	80,227
Total available for sale securities	$345,867	$262	$(37,481)	$308,648

		Gross	Gross		Allowance	Net
	Amortized	Unrealized	Unrealized	Estimated	for Credit	Carrying
September 30, 2025	Cost	Gains	Losses	Fair Value	Losses	Amount
Held to maturity securities:
U.S. Treasuries	$14,988	$19	$(141)	$14,866	$—	$14,988
States and political subdivisions	80,504	13	(9,383)	71,134	(40)	80,464
Total held to maturity securities	$95,492	$32	$(9,524)	$86,000	$(40)	$95,452

		Gross	Gross		Allowance	Net
	Amortized	Unrealized	Unrealized	Estimated	for Credit	Carrying
December 31, 2024	Cost	Gains	Losses	Fair Value	Losses	Amount
Held to maturity securities:
U.S. Treasuries	$39,978	$20	$(450)	$39,548	$—	$39,978
States and political subdivisions	83,218	14	(11,668)	71,564	(40)	83,178
Total held to maturity securities	$123,196	$34	$(12,118)	$111,112	$(40)	$123,156

The following table shows a rollforward of the allowance for credit losses on held-to-maturity securities for the nine months ended September 30, 2025 and the year ended December 31, 2024 and the nine months ended September 30, 2024 and the year ended December 31, 2023 (in thousands):

State and political
subdivisions
Balance, December 31, 2024	$40
Provision for credit losses	—
Charge-offs of securities	—
Recoveries	—
Balance, September 30, 2025	$40

State and political
subdivisions
Balance, December 31, 2023	$30
Provision for credit losses	—
Charge-offs of securities	—
Recoveries	—
Balance, September 30, 2024	$30

The Company monitors the credit quality of the debt securities held-to-maturity through the use of credit ratings. The Company monitors the credit ratings on a quarterly basis. The following table summarizes the amortized cost of debt securities held-to-maturity at September 30, 2025 and December 31, 2024, aggregated by credit quality indicators (in thousands):

	September 30, 2025	December 31, 2024
Aaa	$—	$39,978
Aa1/Aa2/Aa3	48,714	33,961
A1/A2	3,139	3,164
Baa1/Baa2	1,000	1,000
Not rated	42,639	45,093
Total	$95,492	$123,196

At September 30, 2025 and December 31, 2024, the Company had no securities held-to-maturity that were past due 30 days or more as to principal or interest payments. The Company had no securities held-to-maturity classified as nonaccrual for the nine months ended September 30, 2025 and the year ended December 31, 2024.

The amortized cost and fair value of debt securities at September 30, 2025, (in thousands) by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available for sale securities:
Due in one year or less	$57,665	$57,773
Due after one year through five years	91,003	85,259
Due after five years through ten years	48,211	41,118
Due after ten years	35,392	27,949
Mortgage-backed securities	43,704	40,579
Collaterized mortgage obligations	63,520	59,783
Total	$339,495	$312,461
Held to maturity securities:
Due in one year or less	$8,713	$8,721
Due after one year through five years	41,255	39,542
Due after five years through ten years	27,384	24,381
Due after ten years	18,140	13,356
Total	$95,492	$86,000

Available for sale securities with gross unrealized losses at September 30, 2025 and December 31, 2024, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows (in thousands):

	Less Than Twelve Months		Over Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
Available for Sale	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
September 30, 2025:
U.S. Treasuries	$17,901	$7	$70,142	4,419	88,043	$4,426
Mortgage-backed securities	3,459	25	31,027	3,164	34,486	3,189
Collateralized mortgage obligations	4,969	27	45,239	3,753	50,208	3,780
States and political subdivisions	1,816	195	82,369	15,665	84,185	15,860
Total	$28,145	$254	$228,777	$27,001	$256,922	$27,255

	Less Than Twelve Months		Over Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
Available for Sale	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2024:
U.S. Treasuries	$—	$—	$81,991	$7,425	81,991	$7,425
Mortgage-backed securities	3,993	20	36,388	4,348	40,381	4,368
Collateralized mortgage obligations	1,728	9	51,513	5,061	53,241	5,070
States and political subdivisions	—	—	80,087	20,618	80,087	20,618
Total	$5,721	$29	$249,979	$37,452	$255,700	$37,481

At September 30, 2025, 10 of the 18 Treasuries, 40 of the 46 mortgage-backed securities, 23 of the 27 collateralized mortgage obligations and 75 of the 75 securities issued by states and political subdivisions contained unrealized losses.

There were no sales of available for sale debt securities for the nine months ended September 30, 2025 and September 30, 2024.

Securities with a fair value of $268,548,473 and $311,774,135 at September 30, 2025 and December 31, 2024, respectively, were pledged to secure public deposits, federal funds purchased and other balances required by law.

5.	Loans:

The composition of the loan portfolio at September 30, 2025 and December 31, 2024 is as follows (in thousands):

	September 30, 2025	December 31, 2024
Real estate, residential	$81,131	$78,952
Real estate, construction	22,309	17,016
Real estate, nonresidential	125,881	114,263
Commercial and industrial	13,145	13,381
Other	10,205	9,964
Total	$252,671	$233,576

The age analysis of the loan portfolio, segregated by class of loans, as of September 30, 2025, and December 31, 2024 is as follows (in thousands):

							Loans Past
							Due Greater
	Number of Days Past Due						Than 90
			Greater	Total		Total	Days and
	30 - 59	60 - 89	Than 90	Past Due	Current	Loans	Still Accruing
September 30, 2025:
Real estate, residential	$567	$45	$307	$919	$80,212	$81,131	$100
Real estate, construction	58	—	—	58	22,251	22,309	—
Real estate, nonresidential	288	—	220	508	125,373	125,881	—
Commercial and industrial	28	—	—	28	13,117	13,145	—
Other	103	1	—	104	10,101	10,205	—
Total	$1,044	$46	$527	$1,617	$251,054	$252,671	$100
December 31, 2024:
Real estate, residential	$410	$33	$337	$780	$78,172	$78,952	$—
Real estate, construction	61	—	—	61	16,955	17,016	—
Real estate, nonresidential	749	—	—	749	113,514	114,263	—
Commercial and industrial	40	11	—	51	13,330	13,381	—
Other	20	10	—	30	9,934	9,964	—
Total	$1,280	$54	$337	$1,671	$231,905	$233,576	$—

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

The following tables further disaggregates credit quality disclosures by amortized cost by class and vintage for term loans and by revolving and revolving converted to amortizing as of September 30, 2025 and December 31, 2024 (in thousands). The Company defines vintage as the later of origination, or restructure date.

	Term Loans							Revolving
	Amortized Cost Basis by Origination Year							Loans
							Revolving	Converted to
	2025	2024	2023	2022	2021	Prior	Loans	Term Loans	Total
September 30, 2025:
Real Estate, Residential Loans:
A, B, or C	$8,192	$10,348	$12,142	$12,619	$9,419	$21,533	$3,880	$1,805	$79,938
S	—	—	—	—	—	51	60	—	111
D	—	—	—	—	—	534	—	—	534
E	—	169	—	—	277	102	—	—	548
F	—	—	—	—	—	—	—	—	—
Total Real Estate Residential Loans	$8,192	$10,517	$12,142	$12,619	$9,696	$22,220	$3,940	$1,805	$81,131

Real Estate, Construction Loans:
A, B, or C	$993	$2,658	$363	$1,384	$1,790	$3,173	$11,693	$—	$22,054
S	—	—	—	—	—	—	—	—	—
D	—	—	118	—	—	137	—	—	255
E	—	—	—	—	—	—		—	—
F	—	—	—	—	—	—	—	—	—
Total Real Estate, Construction Loans	$993	$2,658	$481	$1,384	$1,790	$3,310	$11,693	$—	$22,309

Real Estate,Nonresidential Loans:
A, B, or C	$15,223	$2,560	$10,586	$20,655	$9,840	$43,455	$22,825	$—	$125,144
S	—	—	—	—	—	51	—	—	51
D	—	—	—	—	—	466	—	—	466
E	—	—	—	—	—	220	—	—	220
F	—	—	—	—	—	—	—	—	—
Total Real Estate, Nonresidential Loans	$15,223	$2,560	$10,586	$20,655	$9,840	$44,192	$22,825	$—	$125,881

Commercial and industrial
A, B, or C	$1,441	$930	$361	$327	$5	$2,493	$7,550	$—	$13,107
S	—	—	—	—	—	—	—	—	—
D	—	—	—	13	—	—	—	—	13
E	—	—	—	—	—	25	—	—	25
F	—	—	—	—	—	—	—	—	—
Total Commercial and Industrial Loans	$1,441	$930	$361	$340	$5	$2,518	$7,550	$—	$13,145

Consumer/Other Loans
A, B, or C	$3,577	$2,729	$2,149	$563	$256	$395	$528	$—	$10,197
S	—	—	—	—	—	—	—	—	—
D	—	4	—	—	—	—	4	—	8
E	—	—	—	—	—	—	—	—	—
F	—	—	—	—	—	—	—	—	—
Total Consumer/Other Loans	$3,577	$2,733	$2,149	$563	$256	$395	$532	$—	$10,205

	Term Loans							Revolving
	Amortized Cost Basis by Origination Year							Loans
							Revolving	Converted to
	2024	2023	2022	2021	2020	Prior	Loans	Term Loans	Total
December 31, 2024:
Real Estate, Residential Loans:
A, B, or C	$10,203	$11,135	$14,611	$10,386	$4,348	$19,348	$4,448	$3,537	$78,016
S	—	—	—	—	—	56	—	—	56
D	—	—	—	—	124	338	—	—	462
E	—	—	—	295	—	123	—	—	418
F	—	—	—	—	—	—	—	—	—
Total Real Estate Residential Loans	$10,203	$11,135	$14,611	$10,681	$4,472	$19,865	$4,448	$3,537	$78,952

Real Estate, Construction Loans:
A, B, or C	$2,876	$425	$1,464	$1,916	$854	$2,701	$6,578	$—	$16,814
S	—	—	—	—	—	—	—	—	—
D	—	121	—	—	81	—	—	—	202
E	—	—	—	—	—	—	—	—	—
F	—	—	—	—	—	—	—	—	—
Total Real Estate, Construction Loans	$2,876	$546	$1,464	$1,916	$935	$2,701	$6,578	$—	$17,016

Real Estate,Nonresidential Loans:
A, B, or C	$2,711	$11,191	$24,434	$10,290	$13,344	$34,096	$17,672	$—	$113,738
S	—	—	—	—	—	62	—	—	62
D	—	—	—	—	—	463	—	—	463
E	—	—	—	—	—	—	—	—	—
F	—	—	—	—	—	—	—	—	—
Total Real Estate, Nonresidential Loans	$2,711	$11,191	$24,434	$10,290	$13,344	$34,621	$17,672	$—	$114,263

Commercial and industrial
A, B, or C	$1,187	$488	$524	$638	$167	$2,542	$7,813	$—	$13,359
S	—	—	—	—	—	—	—	—	—
D	—	22	—	—	—	—	—	—	22
E	—	—	—	—	—	—	—	—	—
F	—	—	—	—	—	—	—	—	—
Total Commercial and Industrial Loans	$1,187	$510	$524	$638	$167	$2,542	$7,813	$—	$13,381

Consumer/Other Loans
A, B, or C	$4,725	$3,258	$804	$401	$262	$254	$254	$—	$9,958
S	—	—	—	—	—	—	—	—	—
D	—	—	1	—	—	—	5	—	6
E	—	—	—	—	—	—	—	—	—
F	—	—	—	—	—	—	—	—	—
Total Consumer/Other Loans	$4,725	$3,258	$805	$401	$262	$254	$259	$—	$9,964

The following table is a summary of the Company’s nonaccrual loans by major categories for the periods indicated (in thousands):

	September 30, 2025
	Nonaccrual Loans with	Nonaccrual Loans	Total Nonaccrual
	No Allowance	with an Allowance	Loans
Real estate, residential	$378	$170	$548
Real estate, nonresidential	220	—	220
Commercial and industrial	25	—	25
Total	$623	$170	$793

	December 31, 2024
	Nonaccrual Loans with	Nonaccrual Loans	Total Nonaccrual
	No Allowance	with an Allowance	Loans
Real estate, residential	$418	$—	$418
Total	$418	$—	$418

The Company recognized no interest income on nonaccrual loans during the nine months ended September 30, 2025 or the year ended December 31, 2024.

The following table represents the accrued interest receivables written off by reversing interest income during the nine months ended September 30, 2025 and the year ended December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Real estate, residential	$3	$3
Total loans	$3	$3

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

The following table presents an analysis of collateral-dependent loans of the Company as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
	Residential	Residential
	Properties	Properties
Real estate, residential	$553	$424
Real estate, nonresidential	220	—
Commercial and industrial	25	—
Total loans	$798	$424

The following tables further disaggregates nonaccrual disclosures by amortized cost by class and vintage for term loans and by revolving and revolving converted to amortizing as of September 30, 2025 and December 31, 2024 (in thousands). The Company defines vintage as the later of origination or restructure date:

	Term Loans							Revolving
	Amortized Cost Basis by Origination Year							Loans
							Revolving	Converted to
	2025	2024	2023	2022	2021	Prior	Loans	Term Loans	Total
September 30, 2025:
Real estate, residential	$—	$169	$—	$—	$277	$102	$—	$—	$548
Real estate, construction	—	—	—	—	—	—	—	—	—
Real estate, nonresidential	—	—	—	—	—	220	—	—	220
Commercial and industrial	—	—	—	—	—	25	—	—	25
Consumer/Other	—	—	—	—	—	—	—	—	—
Total Loans on Nonaccrual	$—	$169	$—	$—	$277	$347	$—	$—	$793

	Term Loans							Revolving
	Amortized Cost Basis by Origination Year							Loans
							Revolving	Converted to
	2024	2023	2022	2021	2020	Prior	Loans	Term Loans	Total
December 31, 2024:
Real estate, residential	$—	$—	$—	$295	$—	$123	$—	$—	$418
Real estate, construction	—	—	—	—	—	—	—	—	—
Real estate, nonresidential	—	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—	—	—
Consumer/Other	—	—	—	—	—	—	—	—	—
Total Loans on Nonaccrual	$—	$—	$—	$295	$—	$123	$—	$—	$418

The Company had no loan modifications made to borrowers experiencing financial difficulty as of September 30, 2025 and had one loan modification as of December 31, 2024.

6.	Allowance for Credit Losses:

The following tables show activity in the allowance for credit losses by portfolio class for the three and nine months ended September 30, 2025 and 2024 as well as the corresponding recorded investment in loans at the end of each period.

The calculation of the allowance for credit losses under CECL is performed using two primary approaches: a collective approach for pools of loans that have similar risk characteristics using a loss rate analysis, and a specific reserve analysis for credits individually evaluated.

Transactions in the allowance for credit losses for the three and nine months ended September 30, 2025 and 2024, and the balances of loans, individually and collectively evaluated for impairment, as of September 30, 2025 and 2024, are as follows (in thousands):

	Real Estate,	Real Estate,	Real Estate,	Commercial
	Residential	Construction	Nonresidential	and Industrial	Other	Total
Nine months ended September 30, 2025
Allowance for credit losses
Beginning balance	$676	$135	$1,835	$92	$244	$2,982
Charge-offs	(6)	—	—	(22)	(147)	(175)
Recoveries	7	32	4	—	68	111
Net provision for credit losses	41	(4)	(27)	13	(7)	16
Ending Balance	$718	$163	$1,812	$83	$158	$2,934
Reserve for unfunded lending commitments
Beginning balance	$2	$23	$10	$12	$36	$83
Provision for losses on unfunded commitments	—	(14)	2	3	(12)	(21)
Ending balance-reserve for unfunded commitments	$2	$9	$12	$15	$24	$62
Total allowance for credit losses	$720	$172	$1,824	$98	$182	$2,996
Quarter ended September 30, 2025
Allowance for credit losses
Beginning balance	$730	$146	$1,796	$75	$219	$2,966
Charge-offs	(3)	—	—	(22)	(48)	(73)
Recoveries	2	8	1	—	17	28
Net provision for credit losses	(11)	9	15	30	(30)	13
Ending Balance	$718	$163	$1,812	$83	$158	$2,934
Reserve for unfunded lending commitments
Beginning balance	$2	$20	$15	$14	$24	$75
Provision for losses on unfunded commitments	—	(11)	(3)	1	—	(13)
Ending balance-reserve for unfunded commitments	$2	$9	$12	$15	$24	$62
Total allowance for credit losses	$720	$172	$1,824	$98	$182	$2,996
Allowance for credit losses
Individually evaluated	$80	$—	$—	$13	$8	$101
Collectively evaluated	638	163	1,812	70	150	2,833
Total allowance for credit losses:	$718	$163	$1,812	$83	$158	$2,934
Reserve for unfunded lending commitments
Individually evaluated	$—	$—	$—	$—	$—	$—
Collectively evaluated	2	9	12	15	24	62
Reserve for unfunded lending commitments:	2	9	12	15	24	62
Total allowance for credit losses, September 30, 2025	$720	$172	$1,824	$98	$182	$2,996
Loans, Quarter ended September 30, 2025
Individually evaluated	$1,142	$255	$686	$38	$8	$2,129
Collectively evaluated	79,989	22,054	125,195	13,107	10,197	250,542
Total loans, September 30, 2025	$81,131	$22,309	$125,881	$13,145	$10,205	$252,671

	Real Estate,	Real Estate,	Real Estate,	Commercial
	Residential	Construction	Nonresidential	and Industrial	Other	Total
Nine months ended September 30, 2024
Allowance for credit losses
Beginning balance	$971	$173	$1,807	$54	$219	$3,224
Charge-offs	(57)	—	—	—	(165)	(222)
Recoveries	55	29	3	—	102	189
Net provision for credit losses	(272)	(17)	37	26	126	(100)
Ending Balance	$697	$185	$1,847	$80	$282	$3,091
Reserve for unfunded lending commitments
Beginning balance	$2	$34	$5	$10	$4	$55
Provision for losses on unfunded commitments	1	5	6	2	38	52
Ending balance-reserve for unfunded commitments	$3	$39	$11	$12	$42	$107
Total allowance for credit losses	$700	$224	$1,858	$92	$324	$3,198
Quarter ended September 30, 2024
Allowance for credit losses
Beginning balance	$781	$203	$1,857	$74	$235	$3,150
Charge-offs	(11)	—	—	—	(33)	(44)
Recoveries	—	9	1	—	15	25
Net provision for credit losses	(73)	(27)	(11)	6	65	(40)
Ending Balance	$697	$185	$1,847	$80	$282	$3,091
Reserve for unfunded lending commitments
Beginning balance	$2	$44	$12	$11	$46	$115
Provision for losses on unfunded commitments	1	(5)	(1)	1	(4)	(8)
Ending balance-reserve for unfunded commitments	$3	$39	$11	$12	$42	$107
Total allowance for credit losses	$700	$224	$1,858	$92	$324	$3,198
Allowance for credit losses
Individually evaluated	$—	$—	$—	$—	$11	$11
Collectively evaluated	697	185	1,847	80	271	3,080
Total allowance for credit losses:	$697	$185	$1,847	$80	$282	$3,091
Reserve for unfunded lending commitments
Individually evaluated	$—	$—	$—	$—	$—	$—
Collectively evaluated	3	39	11	12	42	107
Reserve for unfunded lending commitments:	3	39	11	12	42	107
Total allowance for credit losses, September 30, 2024	$700	$224	$1,858	$92	$324	$3,198
Loans, Quarter ended September 30, 2024
Individually evaluated	$1,064	$203	$464	$23	$36	$1,790
Collectively evaluated	80,383	23,036	111,525	12,113	10,412	237,469
Total loans, September 30, 2024	$81,447	$23,239	$111,989	$12,136	$10,448	$239,259

The following table further disaggregates gross charge-off disclosures by amortized cost by credit quality indicator, class, and year of origination for the nine month periods ended September 30, 2025 and September 30, 2024 (in thousands). The Company defines vintage as the later of origination or restructure date.

	Term Loans							Revolving
	Amortized Cost Basis by Origination Year							Loans
							Revolving	Converted to
	2025	2024	2023	2022	2021	Prior	Loans	Term Loans	Total
September 30, 2025:
Real estate, residential	$—	$—	$—	$—	$—	$—	$—	$—	$—
A,B, or C	—	—	—	—	—	—	—	—	—
S	—	—	—	—	—	—	—	—	—
D	—	—	—	—	—	—	—	—	—
E	—	—	—	—	—	6	—	—	6
F	—	—	—	—	—	—	—	—	—
Total Real estate, nonresidential loans	$—	$—	$—	$—	$—	$6	$—	$—	$6
Commercial and industrial
A,B, or C	$—	$—	$—	$—	$—	$—	$—	$—	$—
S	—	—	—	—	—	—	—	—	—
D	—	—	—	—	—	—	—	—	—
E	—	—	22	—	—	—	—	—	22
F	—	—	—	—	—	—	—	—	—
Total Consumer/Other Loans	$—	$—	$22	$—	$—	$—	$—	$—	$22
Consumer/Other
A,B, or C	$118	$4	$9	$—	$1	$—	$—	$—	$132
S	—	—	—	—	—	—	—	—	—
D	—	12	—	—	—	—	—	—	12
E	—	3	—	—	—	—	—	—	3
F	—	—	—	—	—	—	—	—	—
Total Consumer/Other Loans	$118	$19	$9	$—	$1	$—	$—	$—	$147
Total Gross Loan Chargeoffs:	$118	$19	$31	$—	$1	$6	$—	$—	$175

	Term Loans							Revolving
	Amortized Cost Basis by Origination Year							Loans
							Revolving	Converted to
	2024	2023	2022	2021	2020	Prior	Loans	Term Loans	Total
September 30, 2024:
Real estate, nonresidential	$—	$—	$—	$—	$—	$—	$—	$—	$—
A,B, or C	—	—	—	—	—	—	—	—	—
S	—	—	—	—	—	—	—	—	—
D	—	—	—	—	—	—	—	—	—
E	—	—	—	—	—	57	—	—	57
F	—	—	—	—	—	—	—	—	—
Total Real estate, nonresidential loans	$—	$—	$—	$—	$—	$57	$—	$—	$57
Consumer/Other
A,B, or C	$121	$1	$—	$—	$—	$—	$—	$—	$122
S	—	—	—	—	—	—	—	—	—
D	—	6	—	—	—	7	—	—	13
E	—	7	20	—	—	3	—	—	30
F	—	—	—	—	—	—	—	—	—
Total Consumer/Other Loans	$121	$14	$20	$—	$—	$10	$—	$—	$165
Total Gross Loan Chargeoffs:	$121	$14	$20	$—	$—	$67	$—	$—	$222

7.	Shareholders’ Equity:

On May 28, 2025, the Board declared a dividend of $0.18 per share payable on June 13, 2025, to shareholders of record on June 11, 2025.  On May 22, 2024, the Board declared a dividend of $0.18 per share payable June 10, 2024, to shareholders of record on June 05, 2024.

The components of accumulated other comprehensive income, net of tax, as of September 30, 2025 and December 31, 2024, are as follows:

	September 30, 2025	December 31, 2024
Beginning balance accumulated other comprehensive (loss) income	$(36,887)	$(38,733)
Net unrealized gain (loss) on available for sale securities, net of tax	7,644	1,875
(Loss) gain from unfunded post-retirement benefit obligation, net of tax	—	(29)
Ending balance accumulated other comprehensive (loss)income	$(29,243)	$(36,887)

8.	Fair Value Measurements and Disclosures:

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

The balances of available for sale securities, which are the only assets measured at fair value on a recurring basis, by level within the fair value hierarchy and by investment type, as of September 30, 2025 and December 31, 2024, were as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
September 30, 2025:
U.S. Treasuries	$127,914	$—	$127,914	$—
Mortgage-backed securities	40,579	—	40,579	—
Collateralized mortgage obligations	59,783	—	59,783	—
States and political subdivisions	84,185	—	84,185	—
Total	$312,461	$—	$312,461	$—

December 31, 2024:
U.S. Treasuries	$117,045	$—	$117,045	$—
Mortgage-backed securities	42,512	—	42,512	—
Collateralized mortgage obligations	68,864	—	68,864	—
States and political subdivisions	80,227	—	80,227	—
Total	$308,648	$—	$308,648	$—

Collateral dependent loans, which are measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of September 30, 2025 and December 31, 2024 were as follows (in thousands):

Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
September 30, 2025	$—	$—	$—	$—
December 31, 2024	$—	$—	$—	$—

The following table presents a summary of changes in the fair value of other real estate which is measured using Level 3 inputs (in thousands):

	September 30, 2025	December 31, 2024
Balance, beginning of year	$9	$—
Loans transferred to ORE	16	18
Sales	(16)	(9)
Write-downs	—	—
Chargeoffs	(9)	—
Balance, end of year	$—	$9

The carrying value and estimated fair value of financial instruments, by level within the fair value hierarchy, at September 30, 2025 and December 31, 2024 are as follows (in thousands):

	Carrying	Fair Value Measurements Using
	Amount	Level 1	Level 2	Level 3	Total
September 30, 2025:
Financial Assets:
Cash and due from banks	$41,895	$41,895	$—	$—	$41,895
Available for sale securities	312,461	—	312,461	—	312,461
Held to maturity securities, net	95,492	—	86,000	—	86,000
Loans, net	249,737	—	—	244,883	244,883
Financial Liabilities:
Deposits:
Non-interest bearing	172,017	172,017	—	—	172,017
Interest bearing	427,104	—	—	397,121	397,121
Time deposits	38,455	—	—	37,978	37,978

	Carrying	Fair Value Measurements Using
	Amount	Level 1	Level 2	Level 3	Total
December 31, 2024:
Financial Assets:
Cash and due from banks	$107,744	$107,744	$—	$—	$107,744
Available for sale securities	308,648	—	308,648	—	308,648
Held to maturity securities, net	123,156	—	111,112	—	111,112
Loans, net	230,594	—	—	225,422	225,422
Financial Liabilities:
Deposits:
Non-interest bearing	235,183	235,183	—	—	235,183
Interest bearing	434,680	—	—	377,233	377,233
Time deposits	50,867	—	—	50,212	50,212

9.	Income Taxes:

Deferred taxes (or deferred charges) as of September 30, 2025 and December 31, 2024, included in other assets, were as follows (in thousands):

	September 30, 2025	December 31, 2024
Deferred tax assets:
Allowance for credit losses	$796	$782
Employee benefit plans' liabilities	4,024	4,029
Unrealized loss on available for sale securities, charged from equity	6,745	9,286
Loss on credit impairment of securities	423	423
Earned retiree health benefits plan liability	1,222	1,222
General business and AMT credits	16	1
State income tax net operating loss carryforward	797	930
Other	142	218
Valuation allowance	(423)	(423)
Deferred tax assets	13,742	16,468
Deferred tax liabilities:
Unearned retiree health benefits plan asset	460	460
Bank premises and equipment	1,982	2,106
Other	—	—
Deferred tax liabilities	2,442	2,566
Net deferred taxes	$11,300	$13,902

Income taxes consist of the following components (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	Tax	Rate	Tax	Rate	Tax	Rate	Tax	Rate

Current	$164	21%	$52	4%	$702	18%	$384	6%
Deferred	(21)	(3)	1,045	78	61	1	1,115	17
Change in valuation allowance	—	—	(15,194)	(1,139)	—	—	(15,194)	(234)
Total deferred	(21)	(3)	(14,149)	(1,061)	61	1	(14,079)	(217)%
Totals	$143	18%	$(14,097)	(1,057)%	$763	19%	$(13,695)	(211)%

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

The Company had a valuation allowance on federal and state deferred tax assets totaling $15,617,000 as of December 31, 2023. In the third quarter of 2024, the Company reassessed the valuation allowance based upon its projections of future sources of taxable income in accordance with applicable accounting guidance and determined it was appropriate to reverse substantially all the valuation allowance which resulted in a one-time discrete reduction to income tax expense of $15,194,000 in the quarter ended September 30, 2024.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued new accounting standards updates during the first nine months of 2025. The Company does not expect that the updates discussed in the Notes will have a material impact on its financial position, results of operations or cash flows.  Further disclosure is included in Note 1.

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

The One Big Beautiful Bill Act (“OBBBA”), signed into law on July 4, 2025, introduces significant changes to tax deductions, credit and limits for individuals and businesses.   Management has assessed the implications for the Company’s tax reporting obligations.  The bill introduces a range of tax and economic policy changes, however the overall impact on the Company’s tax reporting is minimal and there will be no material impact on the Company’s income tax obligations.

GAAP Reconciliation and Explanation

This Form 10-Q contains non-GAAP financial measures determined by methods other than in accordance with GAAP. Such non-GAAP financial measures include taxable equivalent interest income and taxable equivalent net interest income. Management uses these non-GAAP financial measures because it believes they are useful for evaluating our operations and performance over periods of time, as well as in managing and evaluating our business and in discussions about our operations and performance. Management believes these non-GAAP financial measures provide users of our financial information with a meaningful measure for assessing our financial results, as well as comparison to financial results for prior periods. These non-GAAP financial measures should not be considered as a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled financial measures used by other companies. A reconciliation of these operating performance measures to GAAP performance measures for the three and nine months ended September 30, 2025 and 2024 is included in the table below (in thousands).

RECONCILIATION OF NON-GAAP PERFORMANCE MEASURES

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income (GAAP)
Interest income - taxable equivalent	$6,910	$7,830	$21,933	$25,454
Taxable equivalent adjustment	66	70	198	212
Interest income reconciliation:	$6,976	$7,900	$22,131	$25,666

Net interest income (GAAP)
Net interest income - taxable equivalent	$4,576	$5,279	$15,716	$17,875
Taxable equivalent adjustment	66	70	198	210
Net interest income reconciliation:	$4,642	$5,349	$15,914	$18,085

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

The Company reported net income of $643,000 for the third quarter of 2025 compared with net income of $15,431,000 for the third quarter of 2024.  Results in the third quarter and first nine months of 2024 included a discrete item of $15,194,000 recorded as a tax benefit for the reversal of the Company’s valuation allowance on federal and state deferred tax assets. Results in 2025 included a decrease in net income attributable to lower interest income on securities and overnight fed funds due to a decrease in volume and yield slightly offset by higher interest income on loans due to an increase in volume and interest rates and a lower cost of funds and borrowings compared to 2024.

Concerns about inflation and its potential impact on the economy and individual households are among the issues being considered by the Federal Reserve.  Raising the federal funds rate has been a strategy pursued in 2023 and 2022 to address this issue.  The Federal Reserve has raised interest rates a total of 100 basis points during 2023 and 425 basis points during 2022 in an effort to promote maximum employment, keep prices stable and have moderate long-term interest rates.  Due to a weakening labor market the Federal Reserve has changed its course of action and has reduced interest rates by 100 basis points during 2024 and 25 basis points in 2025 and is projected to make additional rate cuts in 2025 and 2026.

Monitoring asset quality, estimating potential losses in our loan portfolio, unfunded lending commitments and held to maturity debt securities and addressing non-performing loans continue to be a major focus of the Company. A net provision for credit losses of $0 was recorded in the quarter ended September 30, 2025 and ($48,000) for the quarter ended September 30, 2024.  A reduction of the provision for credit losses of $(5,000) was recorded in the first three quarters ended September 30, 2025 as compared with a net provision for credit losses of ($48,000) for the first three quarters ended September 30,

2024. The Company has worked diligently to address and reduce its non-performing assets. The Company’s nonaccrual loans totaled $793,000 and $418,000 at September 30, 2025 and December 31, 2024, respectively. Most of these loans are collateral-dependent, and the Company has rigorously evaluated the value of its collateral to determine potential losses.

Non-interest income increased $178,000 for the third quarter of 2025 as compared with 2024 results. Results for the third quarter of 2025 included life insurance proceeds of $125,000, higher trust income of $34,000, increase in cash surrender value of life insurance of $16,000 and a gain on the sale of other real estate of $11,000.  Non-interest income increased $154,000 for the first three quarters of 2025 as compared with 2024 results. Results for the first three quarters of 2025 included life insurance proceeds of $125,000, higher trust income of $49,000, increase in cash surrender value of life insurance of $18,000 and higher service charge income of $17,000 and did not include a gain on sale of bank property of $42,000, which was included in the first three quarters of 2024.

Non-interest expenses decreased $25,000 for the third quarter ended September 30, 2025, as compared with 2024 results. This net decrease for the third quarter of 2025 was primarily the result of a decrease in audit expense of $84,000, lower maintenance expense of $58,000 and lower assessment expense of $15,000 offset mostly by higher ATM and debit card expenses of $130,000.  Non-interest expenses increased $474,000 for the first three quarters ended September 30, 2025, as compared with 2024 results. This net increase for the first three quarters of 2025 was primarily the result of an increase in salary and employee benefits of $313,000, an increase in ATM and data processing expenses of $345,000 offset slightly by lower legal expenses of $227,000 and lower maintenance expenses of $38,000.

Total assets at September 30, 2025, decreased $73,783,000 as compared with December 31, 2024. Total deposits decreased $83,154,000 as governmental entities’ balances decreased due to tax collection allocations and the loss of several public fund accounts. The decrease in deposits caused a decrease in cash and due from banks of $65,849,000 and reduced new purchases of available for sale securities.

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

Quarter Ended September 30, 2025 as Compared with Quarter Ended September 30, 2024

The Company’s average interest-earning assets decreased approximately $71,049,000, or 9.44%, from approximately $752,561,000 for the third quarter of 2024 to approximately $681,512,000 for the third quarter of 2025. The Company’s average balance sheet decreased primarily as average investments decreased approximately $78,717,000 and average balances due from financial institutions decreased approximately $2,759,000 offset slightly by an increase in average loans of approximately $11,426,000 as compared with the third quarter of 2024. Average loans increased as new loans exceeded principal payments, maturities, and charge-offs.

The average yield on interest-earning assets decreased from 4.19% for the third quarter of 2024 to 4.09% for the third quarter of 2025. This decrease is due to a decrease in volume and yields on investments, and overnight fed funds in 2025.

Average interest-bearing liabilities decreased approximately $75,837,000 or 13.85%, from approximately $547,551,000 for the third quarter of 2024 to approximately $471,714,000 for the third quarter of 2025. Average savings and interest bearing DDA deposits decreased approximately $57,806,000 while time deposits increased approximately $9,429,000. This decrease was mostly caused by the allocation of public fund tax deposits that increase as taxes are collected and slowly allocate out of the deposit accounts through the end of each year along with the loss of several public fund accounts.  Time deposits increased due to the Bank promoting time deposit specials during the year.  Although average deposits decreased the Company evaluates on an ongoing and continuous basis various moderate to severe economic scenarios and does not anticipate a liquidity issue.

The average rate paid on interest-bearing liabilities for the third quarter of 2025 was 1.98% as compared with 1.86% for the third quarter of 2024. The Federal Reserve had increased rates significantly throughout 2022 and 2023 which has caused the bank in 2024 and 2025 to experience a rising cost of funds to stay competitive with other local banks.  The rising costs should ease some as rates start to decrease in 2025 and 2026.

The Company’s net interest margin on a nontax-equivalent basis, which is net interest income as a percentage of average earning assets, was 2.69% for the third quarter of 2025 as compared with 2.81% for the third quarter of 2024.

The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 2.72% for the third quarter of 2025 as compared with 2.84% for the third quarter of 2024.

Nine Months Ended September 30, 2025 as Compared with Nine Months Ended September 30, 2024

The Company’s average interest-earning assets decreased approximately $76,787,000, or 9.56%, from approximately $803,070,000 for the first three quarters of 2024 to approximately $726,283,000 for the first three quarters of 2025.  The Company’s average balance sheet decreased primarily as average investments decreased approximately $77,449,000 along with a decrease in average balances due from financial institutions of approximately $658,000 offset slightly by an increase in average loans of approximately $2,856,000 for the first three quarters of 2025 as compared with the first three quarters of 2024.  Average loans increased as new loans exceeded principal payments, maturities, and charge-offs on existing loans.  Decreases in average deposits resulted in a decrease in balances due from financial institutions and investments in securities.

The average yield on earning assets decreased from 4.25% for the first three quarters of 2024 to 4.06% for the first three quarters of 2025.  This decrease is due to a decrease in interest rates on overnight fed funds and securities in 2025.

Average interest-bearing liabilities decreased approximately $85,597,000, or 14.15%, from approximately $604,768,000 for the first three quarters of 2024 to approximately $519,171,000 for the first three quarters of 2025.  Average savings and interest bearing DDA balances decreased approximately $66,937,000 while average time deposits increased approximately $15,556,000. This decrease was mostly caused by the loss of several large public fund deposits in 2025 following competitive bid processes held in 2025 whereby the public fund deposit accounts were awarded to other local banks.  Although average deposits decreased the Company evaluates on an ongoing and continuous basis various moderate to severe economic scenarios and does not anticipate a liquidity issue.

The average rate paid on interest-bearing liabilities for the first three quarters of 2024 was 1.67% compared with 1.60% for the first three quarters of 2025.  The decrease was due to the loss of several public fund accounts that the bank was previously paying a higher rate on.

The Company’s net interest margin on a nontax-equivalent basis, which is net interest income as a percentage of average earning assets, was 2.89% for the first three quarters of 2025 as compared with 2.97% for the first three quarters of 2024.

The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 2.92% for the first three quarters of 2025 as compared with 3.00% for the first three quarters of 2024.

The tables on the following pages analyze the changes in tax-equivalent net interest income for the quarter and nine months ended September 30, 2025 and 2024.

Analysis of Average Balances, Interest Earned/Paid and Yield

(In Thousands)

	Quarter Ended September 30, 2025			Quarter Ended September 30, 2024
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate
Loans (2)(3)	$250,060	$3,870	6.19%	$238,634	$3,649	6.12%
Balances due from financial institutions	5,023	57	4.54%	7,782	98	5.04%
HTM:
Taxable	66,427	438	2.64%	101,174	704	2.78%
Non taxable (1)	30,037	236	3.14%	32,742	252	3.08%
AFS:
Taxable	324,475	2,343	2.89%	365,483	3,129	3.42%
Non taxable (1)	3,428	25	2.89%	3,685	28	3.04%
Other	2,062	7	1.36%	3,061	40	5.23%
Total	$681,512	$6,976	4.09%	$752,561	$7,900	4.19%

Savings & interest-bearing DDA	$408,107	$1,799	1.76%	$465,913	$1,620	1.39%
Time deposits	38,776	247	2.55%	29,347	141	1.92%
Other Borrowings and Borrowings under Term Funding Program	2	—	—%	30,004	438	5.84%
Borrowings from FHLB	24,829	288	4.63%	22,287	352	6.32%
Total	$471,714	$2,334	1.98%	$547,551	$2,551	1.86%

Net tax-equivalent spread			2.11%			2.33%
Net tax-equivalent margin on earning assets			2.72%			2.84%

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 24.95% in 2025 and 2024. See disclosure of Non-GAAP financial measures on page 28.
(2)	Loan fees of $100 and $121 for 2025 and 2024, respectively, are included in these figures.
(3)	Includes nonaccrual loans.

Analysis of Average Balances, Interest Earned/Paid and Yield

(In Thousands)

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate
Loans (2)(3)	$240,128	$10,901	6.05%	$237,272	$10,676	6.00%
Balances due from depository institutions	35,419	1,157	4.36%	36,077	1,447	5.35%
HTM:
Taxable	76,653	1,544	2.69%	107,815	2,333	2.88%
Non taxable (1)	30,695	717	3.11%	33,282	762	3.05%
AFS:
Taxable	338,748	7,715	3.04%	382,278	10,251	3.58%
Non taxable (1)	3,536	77	2.94%	3,706	82	2.95%
Other	1,104	20	2.42%	2,640	115	5.81%
Total	$726,283	$22,131	4.06%	$803,070	$25,666	4.25%

Savings & interest- bearing DDA	$466,271	$4,957	1.42%	$533,208	$5,628	1.41%
Time deposits	44,242	962	2.90%	28,686	325	1.51%
Othe Borrowings and Borrowings under Term Funding Program	1	—	3.47%	28,906	1,023	4.72%
Borrowings from FHLB	8,657	298	4.59%	13,968	603	5.76%
Total	$519,171	$6,217	1.60%	$604,768	$7,579	1.67%

Net tax-equivalent spread			2.46%			2.58%
Net tax-equivalent margin on earning assets			2.92%			3.00%
(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 24.95% in 2025 and 2024. See disclosure of Non-GAAP financial measures on page 28.
(2)	Loan fees of $314 and $388 for 2025 and 2024, respectively, are included in these figures.
(3)	Includes nonaccrual loans.

Analysis of Changes in Interest Income and Interest Expense

(In Thousands)

	For the Quarter Ended
	September 30, 2025 compared with September 30, 2024
	Volume	Rate	Rate/Volume	Total
Interest earned on:
Loans	$175	$44	$2	$221
Balances due from financial institutions	(34)	(10)	3	(41)
Held to maturity securities:
Taxable	(242)	(37)	13	(266)
Non taxable	(21)	5	—	(16)
Available for sale securities:
Taxable	(351)	(490)	55	(786)
Non taxable	(2)	(1)	—	(3)
Other	(13)	(30)	10	(33)
Total	$(488)	$(519)	$83	$(924)
Interest paid on:
Savings & interest-bearing DDA	$(200)	$433	$(54)	$179
Time deposits	45	46	15	106
Borrowings under Term Fund	(438)	(438)	438	(438)
Borrowings from FHLB	41	(94)	(11)	(64)
Total	$(552)	$(53)	$388	$(217)

Analysis of Changes in Interest Income and Interest Expense

(In Thousands)

	For the Nine Months Ended
	September 30, 2025 compared with September 30, 2024
	Volume	Rate	Rate/Volume	Total
Interest earned on:
Loans	$129	$95	$1	$225
Balances due from
financial institutions	(26)	(269)	5	(290)
Held to maturity securities:
Taxable	(677)	(157)	45	(789)
Non taxable	(59)	15	(1)	(45)
Available for sale securities:
Taxable	(1,167)	(1,545)	176	(2,536)
Non taxable	(4)	—	—	(4)
Other	(67)	(67)	39	(95)
Total	$(1,871)	$(1,928)	$265	$(3,534)
Interest paid on:
Savings & interest-bearing DDA	$(707)	$41	$(5)	$(671)
Time deposits	177	298	162	637
Borrowings under Term Fund	(1,023)	(270)	270	(1,023)
Borrowings from FHLB	(229)	(123)	47	(305)
Total	$(1,782)	$(54)	$474	$(1,362)

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

The Bank’s on-going, systematic evaluation resulted in the Bank recording a net provision of (reduction of) credit losses of $0 for the third quarter of 2025 and 2024, respectively.  The Bank recorded a provision for the allowance for credit losses of $(5,000), and no provision was needed for the allowance for credit losses on held to maturity securities for the first nine months ended September 30, 2025.  The Bank recorded a net provision for the allowance for credit losses of $0, and no provision was needed for the allowance for credit losses on held to maturity securities for the first nine months ended September 30, 2024.

The Bank’s analysis includes evaluating the current values of collateral securing all nonaccrual loans. Nonaccrual loans totaled $793,000 and $418,000 with $80,000 and $0 in specific reserves on these loans as of September 30, 2025 and December 31, 2024, respectively. The specific reserves allocated to nonaccrual loans are relatively low as collateral values appear sufficient to cover credit losses, or the loan balances have been charged down to their realizable value.

The allowance for credit losses as a percentage of loans was 1.16% and 1.28% at September 30, 2025 and December 31, 2024. The Company believes that its allowance for credit losses is appropriate as of September 30, 2025.

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

Non-interest income

Quarter Ended September 30, 2025 as Compared with Quarter Ended September 30, 2024

Non-interest income increased $178,000 for the third quarter of 2025 as compared with 2024 results. Results for the third quarter of 2025 included life insurance proceeds of $125,000, higher trust income of $34,000, increase in cash surrender value of life insurance of $16,000 and a gain on the sale of other real estate of $11,000.  The income increases described are not necessarily recurring and can fluctuate in the normal course of business.

Nine Months Ended September 30, 2025 as Compared with Nine Months Ended September 30, 2024

Non-interest income increased $154,000 for the first three quarters of 2025 as compared with 2024 results. Results for the first three quarters of 2025 included life insurance proceeds of $125,000, higher trust income of $49,000, increase in cash surrender value of life insurance of $18,000 and higher service charge income of $17,000 and did not include a gain on sale of bank property of $42,000, which was included in the first three quarters of 2024.  The income increases described are not necessarily recurring and can fluctuate in the normal course of business.

Non-interest expense

Quarter Ended September 30, 2025 as Compared with Quarter Ended September 30, 2024

Non-interest expenses decreased $25,000 for the third quarter ended September 30, 2025, as compared with 2024 results. This net decrease for the third quarter of 2025 was primarily the result of a decrease in audit expense of $84,000, lower maintenance expense of $58,000 and lower assessment expense of $15,000 offset mostly by higher ATM and debit card expenses of $130,000.

Nine Months Ended September 30, 2025 as Compared with Nine Months Ended September 30, 2024

Total non-interest expenses increased $474,000 for the first three quarters ended September 30, 2025, as compared with 2024 results. This net increase for the first three quarters of 2025 was primarily the result of an increase in salary and employee benefits of $313,000, an increase in ATM and data processing expenses of $345,000 offset slightly by lower legal expenses of $227,000 and lower maintenance expenses of $38,000.

Income Taxes

Quarter Ended September 30, 2025 as Compared with Quarter Ended September 30, 2024

The Company has recorded current and deferred income tax expenses in the third quarters of 2025 and 2024, respectively. During the third quarter of 2024, the Company determined that there was sufficient evidence to support (at the more likely than not threshold) that the Company will have sufficient future sources of taxable income to remove substantially all of the valuation allowance established as of the beginning of the year and as of September 30, 2024.  This change in circumstances resulted in a discrete item of $15,194,000 recognized as a reduction of income tax expense for the nine months ended September 30, 2024.  The following analysis does not include the discrete item.

Current income tax expense increased $112,000 to $164,000 for the third quarter of 2025 as compared with current tax expense of $52,000 for the third quarter of 2024. The current effective tax rate for quarter ended September 30, 2025 and 2024 was 21% and 4%, respectively. The increase was driven by the near-full utilization of federal tax credits in 2024, leaving only a minimal credit available for utilization in 2025. Deferred income tax expense decreased $1,066,000 to ($21,000) for the third quarter of 2025 as compared to deferred tax expense of $1,045,000 for the third quarter of 2024. The deferred effective tax rate for quarter ended September 30, 2025 and 2024 was (3)% and 78%, respectively. The primary reason the deferred tax expense is dramatically lower in 2025 as compared to 2024 is related to the tax credits that were utilized in 2024. Because those credits were carried forward from 2023, there was a deferred tax asset and therefore when the credits were utilized, there was a decrease in the current tax expense and a corresponding increase in deferred tax expense.

Nine Months Ended September 30, 2025 as Compared with Nine Months Ended September 30, 2024

The Company has recorded deferred and current income tax expenses in the first three quarters of 2025 and 2024, respectively. Current income tax expense increased $318,000 to $702,000 for the first three quarters of 2025 as compared with current tax expense of $384,000 for the first three quarters of 2024. The effective current tax rate for the first three quarters ended September 30, 2025 and 2024 was 18% and 6%, respectively. The increase was driven by the near-full utilization of federal tax credits in 2024, leaving only a minimal credit available for utilization in 2025. Deferred income tax expense decreased $1,054,000 to $61,000 for the first three quarters of 2025 as compared to deferred tax expense of $1,115,000 for the first three quarters of 2024. The deferred effective tax rate for the nine months ended September 30, 2025 and 2024 was 1% and 17%, respectively. The primary reason the deferred tax expense is dramatically lower in 2025 as compared to 2024 is related to the tax credits that were utilized in 2024. Because those credits were carried forward from 2023, there was a deferred tax asset and therefore when the credits were utilized, there was a decrease in the current tax expense and a corresponding increase in deferred tax expense. As stated in the quarter-to-date information the year to date information in the above analysis does not include the discrete item. The deferred tax expense amounts for 2024 exclude the valuation allowance reversal as described in the next paragraph.

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

Excluding the discrete item, total income current and deferred tax expense for the nine months ended September 30, 2024, totaled $1,500,000 based upon the expected annual tax rate for 2024 of 23% compared to income tax expense of $763,000 for the nine months ended September 30, 2025, at an effective rate of 19%.

Cash and due from banks decreased $65,849,000 at September 30, 2025, compared with December 31, 2024. This decrease was due to a significant decrease in total deposits.

Available for sale securities increased $3,813,000 and held to maturity securities decreased $27,704,000, respectively at September 30, 2025 compared with December 31, 2024 as the Company decreased its held to maturity securities and increased its available for sale investment purchases. As securities mature the proceeds are used to pay down borrowings first and then reinvest in available for sale securities and loans.

Gross loans increased $19,095,000 at September 30, 2025 compared with December 31, 2024, as new loans outpaced principal payments, maturities, and charge-offs.

Total deposits decreased $83,154,000 at September 30, 2025, compared with December 31, 2024. This decrease was mostly caused by the loss of several large public fund deposits in 2025 following competitive bid processes held in 2025 whereby the public fund deposit accounts were awarded to other local banks. Typically, significant increases or decreases in total deposits and/or significant fluctuations among the different types of deposits from quarter to quarter are anticipated by Management as customers in the casino industry and county and municipal entities reallocate their resources periodically. Deposits from county and municipal entities increase significantly during the first quarter of each year based on property tax collections and are slowly allocated out of the tax collection accounts over the course of the year.

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

The main components and requirements of the CBLR framework are as follows:

As of September 30, 2025 and December 31, 2024, the Bank’s community bank leverage ratio was 15.19% and 13.95%, respectively, both of which exceed the CBLR minimum of 9.00%.

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

Deposits, payments of principal and interest on loans, proceeds from maturities of investment securities and earnings on investment securities are the principal sources of funds for the Company. Borrowings from the FHLB, federal funds sold and federal funds purchased are utilized by the Company to manage its daily liquidity position. The Company has also been approved to participate in the Federal Reserve Bank’s Discount Window Primary Credit Program.  As of September 30, 2025, the Company was able to borrow up to $9,624,763 from the Federal Reserve Bank Discount Window Primary Credit Program. The borrowing limit is based on the amount of collateral pledged, with certain loans from the Bank’s portfolio serving as collateral. The Company has $119,951,017 available under a line of credit with the Federal Home Loan Bank of Dallas with $119,951,017 available. The Company has additional contingency funding capacity with various other financial institutions in the amount of $30,500,000.

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

Item 4: Controls and Procedures

As of September 30, 2025, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures

(as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the nine month period ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 5: Other Information

During the nine months ended September 30, 2025, none of the Company’s directors or executive officers informed the Company of the adoption, modification, or termination of any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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
Exhibit 101

The following materials from the Company’s quarterly report on Form 10-Q for the three months ended September 30, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Condition at September 30, 2025 and December 31, 2024, (ii) Consolidated Statements of Operations for three and nine months ended September 30, 2025 and September 30, 2024, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2025 and September 30, 2024, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2025 and September 30, 2024, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and September 30, 2024 and (vi) Notes to the Unaudited Consolidated Financial Statements for the three and nine months ended September 30, 2025 and September 30, 2024.

Exhibit 104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL CORPORATION
(Registrant)

Date:	November 10, 2025

By:	/s/ Chevis C. Swetman
Chevis C. Swetman
Chairman, President and Chief Executive Officer
(principal executive officer)

Date:	November 10, 2025

By:	/s/ Leslie B. Fulton
Leslie B. Fulton
Chief Financial Officer and Controller
(principal financial and accounting officer)