Form 10-K
period 2025-12-31
PEOPLES FINANCIAL CORP /MS/
filed 2026-03-18
CIK 770460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

At June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting stock held by non-affiliates, based on the last sale price reported on the OTCQX Best Market, was approximately $55,031,000.

On March 04, 2026, the registrant had outstanding 4,617,466 shares of common stock, par value of $1.00 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement issued in connection with the Annual Meeting of Shareholders to be held April 22, 2026, are incorporated by reference into Part III of this report.

Peoples Financial Corporation

Form 10-K

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

BACKGROUND AND CURRENT OPERATIONS

General

Peoples Financial Corporation (the “Company”) is a corporation that was organized as a one bank holding company in 1985. The Company is headquartered in Biloxi, Mississippi. At December 31, 2025, the Company operated in the state of Mississippi through its wholly owned subsidiary, The Peoples Bank, Biloxi, Mississippi (the “Bank”). The Company is engaged, through this subsidiary, in the banking business. The Bank is the Company’s principal asset and primary source of revenue.

The main office, operations center and asset management and trust services of the Bank are located in downtown Biloxi, MS. At December 31, 2025, the Bank also had 17 branches located throughout Harrison, Hancock, Jackson and Stone Counties. The Bank has automated teller machines (“ATM”) at its main office, all branch locations and at one non-proprietary location.

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

The Bank also offers a variety of other services including safe deposit box rental, wire transfer services, night drop facilities, collection services, cash management and internet banking. The Bank has 23 ATMs at its branch locations and another off-site, proprietary location, providing bank customers access to their depository accounts. The Bank is a member of the PULSE network.

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

Employees

At December 31, 2025, the Bank employed 132 total employees, with 130 full-time employees and 2 part-time employees. The Company has no employees who are not employees of the Bank. Through the Bank, employees receive salaries and benefits, which include 401(k) and ESOP plans, a cafeteria plan, life, health and disability insurance. The Company considers its relationship with its employees to be good.

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

In October 2022, the FDIC adopted a final rule that increased the initial base deposit insurance assessment rate schedules uniformly by 2 basis points beginning with the first quarterly assessment period of 2023. The FDIC increased the insurance assessment rates in response to the 2020 decline in the DIF reserve ratio below the statutory minimum of 1.35% established by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The increased assessment is expected to improve the likelihood that the reserve ratio would be restored to 1.35% by September 30, 2028, which is prescribed under the FDIC’s restoration plan. The FDIC has the authority to increase insurance assessments and to impose special assessments. Any significant increases or special assessments could have an adverse effect on the results of operations of the Bank. Effective January 1, 2023 the FDIC’s assessment rates range for most depository institutions (which are subject to change) was 3 basis points to 30 basis points.

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

The federal banking regulators jointly issued a final rule, effective January 1, 2020, which provided that a community banking organization with less than $10 billion in assets may elect to use the CBLR capital framework so long as the bank has a Tier 1 leverage ratio of greater than 9% and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying banking organization that elects to use the CBLR will be deemed to satisfy the generally applicable leverage and risk-based regulatory capital requirements, will be considered to have met the well-capitalized ratio requirements under the prompt corrective action regulations, and will not be required to report or calculate risk-based capital. As of December 31, 2025, the Bank qualified to use the CBLR and made the election to opt in to the CBLR framework during the third quarter ended September 30, 2023.

As of December 31, 2025, the Bank was in compliance with all regulatory capital requirements and qualified as “well-capitalized” under the prompt corrective action regulations.

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

Distribution of Assets, Liabilities and Shareholders’ Equity and Interest Rates and Differentials

Net Interest Income, the difference between Interest Income and Interest Expense, is the most significant component of the Company’s earnings. For interest analytical purposes, Management adjusts Net Interest Income to a “taxable equivalent” basis using a Federal Income Tax rate of 21% and State Income Tax rate of 3.95% in 2025, 2024 and 2023 on tax-exempt items (primarily interest on municipal securities).

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

Further information concerning the provision for credit losses on loans, unfunded commitments and securities is presented in “Management’s Discussion and Analysis” in Item 7 of this Annual Report on Form 10-K and in “Note A - Business and Summary of Significant Accounting Policies” to the 2025 Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Return on Equity and Assets

The Company’s results and key ratios for 2021 – 2025 are summarized in the “Selected Financial Data” in Item 6 and “Management’s Discussion and Analysis” in Item 7 of this Annual Report on Form 10-K.

Dividends

The Company paid a cash dividend of $0.36, $0.44, and $0.53 per share for the years ended December 31, 2025, 2024 and 2023, respectively.

Distribution of Average Assets, Liabilities and Shareholders’ Equity (1) (In thousands)

For the Years Ended December 31,	2025	2024	2023
ASSETS:
Cash and due from banks	$14,237	$20,287	$24,542
Available for sale securities:
Taxable securities	329,356	365,023	331,458
Non-taxable securities	3,540	3,699	3,873
Other securities	1,114	2,116	2,215
Held to maturity securities:
Taxable securities	73,003	105,249	170,161
Non-taxable securities	30,506	32,986	36,222
Other investments	350	350	350
Net loans (2)	241,343	233,455	230,927
Balances due from depository institutions	27,342	33,261	33,556
Other assets	58,002	50,330	47,278
TOTAL ASSETS	$778,793	$846,756	$880,582
LIABILITIES AND SHAREHOLDERS' EQUITY:
Non-interest bearing deposits	$161,751	$169,533	$189,084
Interest bearing deposits	493,306	539,720	602,333
Total deposits	655,057	709,253	791,417
Other liabilities	27,873	61,089	28,747
Total liabilities	682,930	770,342	820,164
Shareholders' equity	95,863	76,414	60,418
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$778,793	$846,756	$880,582
(1)	All averages are computed on a daily basis.
(2)	Gross loans and discounts, net of unearned income and allowance for credit losses.

Average (1) Amount Outstanding for Major Categories of Interest Earning Assets

And Interest Bearing Liabilities (In thousands)

For the Years Ended December 31,	2025	2024	2023
INTEREST EARNING ASSETS:
Loans (2)	$244,297	$236,596	$234,189
Balances due from depository institutions	27,342	33,261	33,556
Available for sale securities:
Taxable securities	329,356	365,023	331,458
Non-taxable securities	3,540	3,699	3,873
Other securities	1,114	2,116	2,215
Held to maturity securities:
Taxable securities	73,043	105,249	170,161
Non-taxable securities	30,506	32,986	36,222
TOTAL INTEREST EARNING ASSETS	$709,198	$778,930	$811,674
INTEREST BEARING LIABILITIES:
Savings and negotiable interest bearing deposits	$450,714	$506,404	$566,737
Time deposits	42,592	33,317	35,596
Borrowings under Other and Federal Reserve Bank Term Funding Program	1	28,689	—
Borrowings from Federal Home Loan Bank	6,877	10,488	7,382
TOTAL INTEREST BEARING LIABILITIES	$500,184	$578,898	$609,715
(1)	All averages are computed on a daily basis.
(2)	Net of unearned income. Includes nonaccrual loans

Interest Earned or Paid on Major Categories of Interest Earning Assets

And Interest Bearing Liabilities (In thousands)

For the Years Ended December 31,	2025	2024	2023
INTEREST EARNED ON:
Loans	$14,862	$14,821	$12,945
Balances due from depository institutions	1,208	1,776	1,625
Available for sale securities:
Taxable securities	9,782	12,630	11,250
Non-taxable securities	102	109	124
Other securities	46	144	105
Held to maturity securities:
Taxable securities	1,818	2,885	5,793
Non-taxable securities	953	1,009	1,090
TOTAL INTEREST EARNED (1)	$28,771	$33,374	$32,932
INTEREST PAID ON:
Savings and negotiable interest bearing deposits	$6,643	$6,947	$5,507
Time deposits	1,191	690	239
Other borrowed funds	313	2,006	409
TOTAL INTEREST PAID	$8,147	$9,643	$6,155
(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 24.95% for 2025, 2024 and 2023. See disclosure of non-GAAP financial measures on page 24.

Average Interest Rate Earned or Paid for Major Categories of

Interest Earning Assets and Interest Bearing Liabilities

For the Years Ended December 31,	2025	2024	2023
AVERAGE RATE EARNED ON:
Loans	6.08%	6.26%	5.53%
Balances due from depository institutions	4.42%	5.34%	4.84%
Available for sale securities:
Taxable securities	2.97%	3.46%	3.39%
Non-taxable securities	2.88%	2.94%	3.20%
Other securities	4.13%	6.81%	4.74%
Held to maturity securities:
Taxable securities	2.49%	2.74%	3.40%
Non-taxable securities	3.12%	3.06%	3.01%
TOTAL (weighted average rate)(1)	4.06%	4.28%	4.05%
AVERAGE RATE PAID ON:
Savings and negotiable interest bearing deposits	1.47%	1.37%	0.97%
Time deposits	2.80%	2.07%	0.67%
Other borrowed funds	4.56%	5.12%	5.54%
TOTAL (weighted average rate)	1.63%	1.67%	1.01%
(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 24.95% for 2025, 2024 and 2023. See disclosure of non-GAAP financial measures on page 24.

Net Interest Earnings and Net Yield on Interest Earning Assets

(In thousands, except percentages)

For the Years Ended December 31,	2025	2024	2023
Total interest income (1)	$28,771	$33,374	$32,932
Total interest expense	8,147	9,643	6,155
Net interest earnings	$20,624	$23,731	$26,777
Net interest margin	2.91%	3.05%	3.29%
(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 24.95% for 2025, 2024 and 2023. See disclosure of non-GAAP financial measures on page 24.

Analysis of Changes in Interest Income and Interest Expense

(In thousands)

			Increase
For the Years Ended December 31,	2025	2024	(Decrease)	Volume	Rate	Rate/Volume
INTEREST EARNED ON:
Loans (1)	$14,862	$14,821	$41	$482	$(427)	$(14)
Balances due from depository institutions	1,208	1,776	(568)	(316)	(306)	54
Available for sale securities:
Taxable securities	9,782	12,630	(2,848)	(1,234)	(1,789)	175
Non-taxable securities	102	109	(7)	(5)	(2)	—
Other securities	46	144	(98)	(68)	(57)	27
Held to maturity securities:
Taxable securities	1,818	2,885	(1,067)	(884)	(264)	81
Non-taxable securities	953	1,009	(56)	(76)	21	(1)
TOTAL INTEREST EARNED (2)	$28,771	$33,374	$(4,603)	$(2,101)	$(2,824)	$322

INTEREST PAID ON:
Savings and negotiable interest bearing deposits	$6,643	$6,947	$(304)	$(764)	$517	$(57)
Time deposits	1,191	690	501	192	243	66
Other borrowed funds	313	2,006	(1,693)	(1,654)	(219)	180
TOTAL INTEREST PAID	$8,147	$9,643	$(1,496)	$(2,226)	$541	$189
(1)	Loan fees of $438 and $515 for 2025 and 2024, respectively, are included in these figures.
(2)	All interest earned is reported on a taxable equivalent basis using a tax rate of 24.95% for 2025 and 2024. See disclosure of non-GAAP financial measures on page 24.

Analysis of Changes in Interest Income and Interest Expense

(In thousands)

			Increase
For the Years Ended December 31,	2024	2023	(Decrease)	Volume	Rate	Rate/Volume
INTEREST EARNED ON:
Loans (1)	$14,821	$12,945	$1,876	$133	$1,725	$18
Balances due from depository institutions	1,776	1,625	151	(14)	167	(2)
Available for sale securities:
Taxable securities	12,630	11,250	1,380	1,139	219	22
Non-taxable securities	109	124	(15)	(6)	(10)	1
Other securities	144	105	39	(5)	46	(2)
Held to maturity securities:
Taxable securities	2,885	5,793	(2,908)	(2,210)	(1,128)	430
Non-taxable securities	1,009	1,090	(81)	(97)	18	(2)
TOTAL INTEREST EARNED (2)	$33,374	$32,932	$442	$(1,060)	$1,037	$465

INTEREST PAID ON:
Savings and negotiable interest bearing deposits	$6,947	$5,507	$1,440	$(586)	$2,268	$(242)
Time deposits	690	239	451	(15)	499	(33)
Other borrowed funds	2,006	409	1,597	1,762	(31)	(134)
TOTAL INTEREST PAID	$9,643	$6,155	$3,488	$1,161	$2,736	$(409)
(1)	Loan fees of $515 and $397 for 2024 and 2023, respectively, are included in these figures.
(2)	All interest earned is reported on a taxable equivalent basis using a tax rate of 24.95% for 2024 and 2023. See disclosure of non-GAAP financial measures on page 24.

Maturity of Securities Portfolio at December 31, 2025

And Weighted Average Yields of Such Securities

(In thousands, except percentage data)

	Maturity
			After one year but		After five years but
	Within one year		within five years		within ten years		After ten years
December 31, 2025	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale securities:
U.S. Treasuries, Mortgage-backed securities and Collateralized Mortgage Obligations	$58,442	3.97%	$97,340	2.04%	$57,409	3.13%	$—	—%
States and political subdivisions	—	—%	15,217	1.57%	41,938	1.92%	27,770	2.18%
Total	$58,442	3.97%	$112,557	1.98%	$99,347	2.59%	$27,770	2.18%
Held to maturity securities:
U.S. Treasuries, Mortgage-backed securities and Collateralized Mortgage Obligations	$5,000	4.64%	$9,990	2.76%	$—	—%	$—	—%
States and political subdivisions	3,496	3.95%	28,787	2.57%	26,028	2.30%	17,782	3.00%
Total	$8,496	4.35%	$38,777	2.62%	$26,028	2.30%	$17,782	3.00%

Note: The weighted average yields are calculated on the basis of cost. Average yields on investments in states and political subdivisions are based on their contractual yield. Available for sale securities are stated at fair value and held to maturity securities are stated at amortized cost.

Maturities and Sensitivity to Changes in

Interest Rates of the Loan Portfolio as of December 31, 2025

(In thousands)

The maturity distribution for loans are summarized below:

	Maturity
		Over one year	Over 5 years
		through 5	through 15
December 31, 2025	One year or less	years	years	Over 15 years	Total
Real estate, residential	$3,166	$38,948	$44,292	$574	$86,980
Real estate, construction	5,857	8,371	2,938	7,824	24,990
Real estate, nonresidential	3,754	43,791	52,085	25,213	124,843
Commercial and industrial	3,180	9,063	4,834	—	17,077
Other	2,136	7,409	271	—	9,816
Total	$18,093	$107,582	$104,420	$33,611	$263,706

The dollar amount, as of December 31, 2025, of fixed and floating rate loans that mature after December 31, 2026, are presented in the following table:

			Fixed Rate	Floating Rate Loans
			Loans	Loans	Total
Real estate, residential			$80,584	$6,396	$86,980
Real estate, construction			15,868	9,122	24,990
Real estate, nonresidential			104,534	20,309	124,843
Commercial and industrial			8,928	8,149	17,077
Other			9,816	—	9,816
Total			$219,730	$43,976	$263,706

Credit Quality Indicators

(In thousands except ratios)

	Real Estate,	Real Estate,	Real Estate,	Commercial
	Residential	Construction	Nonresidential	and Industrial	Other	Total
December 31, 2025:
Allowance for credit losses	$759	$183	$1,729	$108	$160	$2,939
Nonaccrual loans	520	—	—	13	—	533
Total loans	86,980	24,990	124,843	17,077	9,816	263,706
Average loans	80,770	20,044	119,711	13,204	10,568	244,297
Net charge-offs (recoveries)	4	39	6	(22)	(105)	(78)
Allowance for credit losses to total loans ratio	0.87%	0.73%	1.38%	0.63%	1.63%	1.11%
Nonaccrual loans to total loans ratio	0.60%	—	—	0.08%	—	0.20%
Allowance for credit losses to nonaccrual loans ratio	145.96%	—	—	830.77%	—	551.41%
Net charge-offs (recoveries) to average loans ratio	0.01%	0.19%	0.01%	(0.17)%	(0.99)%	(0.03)%

December 31, 2024:
Allowance for credit losses	$676	$135	$1,835	$92	$244	$2,982
Nonaccrual loans	418	—	—	—	—	418
Total loans	78,952	17,016	114,263	13,381	9,964	233,576
Average loans	76,624	22,185	115,276	12,939	9,572	236,596
Net charge-offs (recoveries)	(2)	39	6	—	(85)	(42)
Allowance for credit losses to total loans ratio	0.86%	0.79%	1.61%	0.69%	2.45%	1.28%
Nonaccrual loans to total loans ratio	0.53%	—	—	—	—	0.18%
Allowance for credit losses to nonaccrual Loans ratio	161.72%	—	—	—	—	713.40%
Net charge-offs (recoveries) to average loans ratio	—	0.18%	0.01%	—%	(0.89)%	(0.02)%

Allocation of the Allowance for Loan Losses

(In thousands except percentage data)

	2025		2024
		% of		% of
		Loans to		Loans to
		Total		Total
December 31,	Amount	Loans	Amount	Loans
Real estate, residential	$759	33%	$676	34%
Real estate, construction	183	10	135	7
Real estate, nonresidential	1,729	47	1,835	49
Commercial and industrial (1)	108	6	92	6
Other	160	4	244	4
Total	$2,939	100%	$2,982	100%

Summary of Average Deposits and Their Yields

(In thousands, except percentage data)

	2025		2024		2023
Years Ended December 31,	Amount	Rate	Amount	Rate	Amount	Rate
Non-interest bearing demand deposits	$161,751	N/A	$169,533	N/A	$189,084	N/A
Interest bearing demand deposits	377,783	1.71%	423,152	1.60%	468,857	1.15%
Savings deposits	72,931	0.25	83,252	0.23	97,880	0.10
Time deposits	42,592	2.80	33,316	2.07	35,596	0.67
Total (1)	$655,057	1.59%	$709,253	1.42%	$791,417	1.01%
(1)	All deposits are domestic.

Total uninsured deposits were (in thousands):

December 31,	2025	2024
Uninsured deposits	$355,763	$460,720

Certificates of deposit in amounts of $250,000 or more by the amount of time remaining until maturity as of December 31, 2025, are as follows (in thousands):

Remaining maturity:
3 months or less	$4,275
Over 3 months through 6 months	2,230
Over 6 months through 12 months	5,753
Over 12 months	1,333
Total	$13,591

Capital Resources

Information about the Company’s capital resources is included in “Note J – Shareholders’ Equity” to the 2025 Consolidated Financial Statements in this Annual Report on Form 10-K.

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

As regulated financial institutions, the Company and Bank are also subject to financial privacy laws and their cybersecurity practices are subject to oversight by the federal banking agencies. For additional information, see “Regulation and Supervision – Cybersecurity” included in Part I. Item 1 – Business of this report.

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

Asset Management and Trust Department	758 Howard Avenue Biloxi, MS 39530
Bay St. Louis Office	408 Highway 90 East, Bay St. Louis, MS 39520
Cedar Lake Office	1740 Popps Ferry Road, Biloxi, MS 39532
Diamondhead Office	5429 West Aloha Drive, Diamondhead, MS 39525
D’Iberville-St. Martin Office	10491 Lemoyne Boulevard, D’Iberville, MS 39540
Downtown Gulfport Office	1105 30th Avenue, Gulfport, MS 39501
Gautier Office	2609 Highway 90, Gautier, MS 39553
Handsboro Office	0412 E. Pass Road, Gulfport, MS 39507
Long Beach Office	298 Jeff Davis Avenue, Long Beach, MS 39560
Ocean Springs Office	2015 Bienville Boulevard, Ocean Springs, MS 39564
Orange Grove Office	12020 Highway 49 North, Gulfport, MS 39503
Pass Christian Office	301 East Second Street, Pass Christian, MS 39571
Saucier Office	17689 Second Street, Saucier, MS 39574
Waveland Office	470 Highway 90, Waveland, MS 39576
West Biloxi Office	2560 Pass Road, Biloxi, MS 39531
Wiggins Office	1312 S. Magnolia Drive, Wiggins, MS 39577

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

The plaintiff, Stilwell Activist Investments, L.P., is a shareholder of record of the Company and is controlled by Joseph Stilwell, an individual who beneficially owns 15.99% of the issued and outstanding common stock of the Company according to a revised definitive proxy statement filed by Mr. Stilwell and his related entities with the SEC on March 9, 2026, in connection with a proxy contest conducted by Mr. Stilwell at the Company’s 2026 annual meeting. Mr. Stilwell and his related entities, including Stilwell Activist Investments, L.P., have nominated an individual for election to the Board of Directors of the Company at its last five annual meetings, but each individual nominated was not elected to the Board of Directors of the Company. Mr. Stilwell and his related entities, including Stilwell Activist Investments, L.P., have again nominated an individual, Mr. Stewart F. Peck, for election to the Board of Directors of the Company at its 2026 annual meeting to be held on April 22, 2026.

Information relating to legal proceedings is included in Note M – Contingencies to the 2025 Consolidated Financial Statements which is in Item 8 in this Annual Report on Form 10-K, which is incorporated herein by reference.

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

At March 04, 2026, there were 353 holders of the common stock of the Company, which does not reflect persons or entities that hold the common stock in nominee or “street” name through various brokerage firms or other nominee accounts. At March 04, 2026, there were 4,617,466 shares of common stock issued and outstanding.

Share Repurchases

On January 23, 2025, the Board authorized the repurchase of up to $750,000 in additional shares of the Company’s outstanding common stock, subject to an expiration date of December 31, 2025.  Prior to the expiration date, the Company made no stock repurchases under the program.

At December 31, 2025 the plan expired and no remaining shares could be repurchased under the Board-approved plan.

The Company’s common stock is traded under the symbol PFBX on the OTCQX Best Market (“OTCQX”).

Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

ITEM 6 – [RESERVED]

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Peoples Financial Corporation (the “Company”) is a one-bank holding company headquartered in Biloxi, Mississippi. The following presents Management’s discussion and analysis of the consolidated condition and results of operations of the Company and its consolidated subsidiaries for the years ended December 31, 2025, 2024 and 2023. These comments highlight the significant events for these years and should be considered in combination with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in this annual report.

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

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) issued new accounting standards updates in 2025, which are disclosed in Note A to the Consolidated Financial Statements. The Company does not expect that the update discussed in the Notes will have a material impact on its financial position, results of operations or cash flows. Further disclosure relating to this and other updates is included in Note A.

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

GAAP Reconciliation and Explanation

This report contains non-GAAP financial measures determined by methods other than in accordance with GAAP. Such non-GAAP financial measures include taxable equivalent interest income and taxable equivalent net interest income. Management uses these non-GAAP financial measures because it believes they are useful for evaluating our operations and performance over periods of time, as well as in managing and evaluating our business and in discussions about our operations and performance. Management believes these non-GAAP financial measures provide users of our financial information with a meaningful measure for assessing our financial results, as well as comparison to financial results for prior periods. These non-GAAP financial measures should not be considered as a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled financial measures used by other companies. A reconciliation of these operating performance measures to GAAP performance measures for the years ended December 31, 2025, 2024 and 2023 is included below.

RECONCILIATION OF NON-GAAP PERFORMANCE MEASURES

(in thousands)

Years Ended December 31,	2025	2024	2023
Interest income
Interest income - (GAAP)	$28,502	$33,094	$32,629
Taxable equivalent adjustment	269	280	303
Tax equivalent interest income:	$28,771	$33,374	$32,932

Net interest income
Net interest income - GAAP	$20,355	$23,451	$26,474
Taxable equivalent adjustment	269	280	303
Tax equivalent interest income:	$20,624	$23,731	$26,777

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

The Company reported net income of $3,911,000 for 2025 compared with net income of $21,703,000 for 2024 compared with net income of $9,166,000 for 2023, respectively. Results in 2025 included a decrease in total interest income and an increase in non-interest expenses, the allowance for credit losses and the recording of tax expense offset partially by a decrease in total interest expense and an increase non-interest income. Results in 2024 included a discrete item recorded as a tax benefit for the reversal of the Company’s valuation allowance on federal and state deferred tax assets during the third quarter of 2024, an increase in total interest income, a decrease in the allowance for credit losses, and an increase in total interest expense.  Results in 2023 included an increase in net interest income, a decrease in the allowance for credit losses, which were partially offset by an increase in non-interest expense, and the recording of tax expense.

Managing the net interest margin is a key component of the Company’s earnings strategy.  Concerns about inflation and its potential impact on the economy and individual households are among the issues being considered by the Federal

Reserve.  Raising the federal funds rate had been a strategy pursued in 2023 to address this issue.  The Federal Reserve raised interest rates a total of 100 basis points during 2023 in an effort to promote maximum employment, keep prices stable and have moderate long-term interest rates.  Due to a weakening labor market the Federal Reserve has changed its course of action and reduced interest rates by 100 basis points during 2024 and 75 basis points in 2025 and is projected to make additional rate cuts in 2026.

As a result, total interest income decreased by $4,592,000 to $28,502,000 for the year ended 2025 as compared with $33,094,000 for the year ended 2024 due to lower balances and yields on investments and overnight fed funds offset slightly by higher interest and fees on loans.  Total interest expense decreased by $1,496,000 to $8,147,000 for the year ended 2025 as compared with $9,643,000 for the year ended 2024.  The decrease was due to lower balances and interest rates paid on borrowings.  The decrease in rates during 2024 and 2025 has started to impact the cost of funds.

Monitoring asset quality, estimating potential losses in our loan portfolio, unfunded lending commitments, held to maturity debt securities and addressing non-performing loans continue to be a major focus of the Company. A net provision for the allowance for credit losses of $3,000 was recorded in 2025 compared to a reduction in the allowance for credit losses of $162,000 recorded in 2024 and a reduction of $272,000 recorded in 2023.  In October 2025, following a foreclosure, a loan charged off and the related property was moved  into other real estate increasing the balance to $250,000 later in December 2025 the property was sold and the balance was decreased to $1.  On December 30, 2024, following a repossession, related property was moved into other real estate increasing the balance to $9,000 at December 31, 2024 this balance was later charged off in 2025.  The Company’s nonaccrual loans totaled $533,000 and $418,000 at December 31, 2025 and 2024. Most of these loans are collateral-dependent, and the Company has rigorously evaluated the value of its collateral to determine potential losses.

Non-interest income increased $142,000 in 2025 as compared with 2024 results and increased $120,000 in 2024 as compared with 2023 results. The increase in 2025 was primarily the result of an increase in BOLI income and life insurance proceeds and trust income.  The increase in 2024 was primarily the result of an increase in trust department income and fees and an increase in Bank-owned Life Insurance (“BOLI”) income along with other income offset slightly by a decrease in service charges on deposits accounts.

Non-interest expenses increased $450,000 in 2025 as compared with 2024 and decreased $106,000 in 2024 as compared with 2023. The increase in 2025 was primarily due to higher salary and employee benefits of $248,000, included in other expenses, an increase in data processing expense of $137,000 and ATM expense of $287,000, which were caused by a normal increase in volume and inflation which was offset somewhat by a decrease in legal fees of $283,000 as compared to 2024.  The decrease in 2024 was primarily due to lower salaries and employee benefits of $645,000 which was the result of an increase in the discount rate that decreased the liability on deferred compensation expense, although that decrease was offset mostly by higher depreciation and maintenance expenses of $229,000 and higher other expense of $212,000 as compared with 2023.

Total assets at December 31, 2025 decreased $104,728,000 as compared with December 31, 2024.  Total deposits decreased $116,301,000 as governmental entities’ balances decreased due to tax collection allocations and the loss of several public fund accounts.  The decrease in deposits caused a decrease in cash and due from banks of $88,163,000 and reduced new purchases of available for sale securities.

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

2025 as compared with 2024

The Company’s average interest-earning assets decreased approximately $69,772,000, or 8.96%, from approximately $778,930,000 for 2024 to approximately $709,158,000 for 2025. Average taxable held to maturity securities decreased approximately $32,246,000, average nontaxable held to maturity securities decreased approximately $2,480,000 and average taxable available for sale securities decreased approximately $35,667,000 as investment maturities and calls exceeded purchases of securities in total. Average fed funds sold decreased approximately $5,919,000. These decreases were caused by the decrease in savings and interest-bearing DDA balances during the same period due to the runoff of several large public fund depositors. Average loans increased approximately $7,701,000 as new loans exceeded principal payments, paydowns, maturities, and charge-offs on existing loans. The increase in average loans and the decrease in average deposits, as discussed below, caused less new purchases in investments in securities. The average yield on interest-earning assets was 4.06% for 2025 compared with 4.28% for 2024.

Average interest-bearing liabilities decreased approximately $78,715,000, or 13.60%, from approximately $578,898,000 for 2024 to approximately $500,183,000 for 2025. Average savings and interest-bearing DDA balances decreased approximately $55,691,000 primarily because several large public fund customers maintained lower balances throughout the year with the bank subsidiary prior to withdrawing funds along with the loss of several public fund accounts during the year. The average rate paid on interest-bearing liabilities decreased slightly from 1.67% for 2024 to 1.63% for 2025. This decrease was the result of decreased rates in 2025 along with the loss of several public fund accounts.

The Company’s net interest margin on a nontax-equivalent basis, which is net interest income as a percentage of average earning assets, was 3.01% for 2024 as compared with 2.87% for 2025.

The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 3.05% for 2024 as compared with 2.91% for 2025.

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

The tables below analyze the changes in tax-equivalent net interest income for the years ended December 31, 2025, 2024 and 2023.

ANALYSIS OF AVERAGE BALANCES, INTEREST EARNED/PAID AND YIELD

(in thousands)

	2025			2024			2023
	Average	Interest		Average	Interest		Average	Interest
	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate	Balance	Earned/Paid	Rate
Loans (1)(2)	$244,297	$14,862	6.08%	$236,596	$14,821	6.26%	$234,189	$12,945	5.53%
Balances due from depository institutions	27,342	1,208	4.42%	33,261	1,776	5.34%	33,556	1,625	4.84%
Held to maturity:
Taxable	73,043	1,818	2.49%	105,249	2,885	2.74%	170,161	5,793	3.40%
Non taxable (3)	30,506	953	3.12%	32,986	1,009	3.06%	36,222	1,090	3.01%
Available for sale:
Taxable	329,356	9,782	2.97%	365,023	12,630	3.46%	331,458	11,250	3.39%
Non taxable (3)	3,540	102	2.88%	3,699	109	2.94%	3,873	124	3.20%
Other	1,114	46	4.13%	2,116	144	6.81%	2,215	105	4.74%
Total	$709,198	$28,771	4.06%	$778,930	$33,374	4.28%	$811,674	$32,932	4.05%

Savings and interest-bearing DDA	$450,714	$6,643	1.47%	$506,404	$6,947	1.37%	$566,737	$5,507	0.97%
Time deposits	42,592	1,191	2.80%	33,317	690	2.07%	35,596	239	0.67%
Other borrowed funds	6,878	313	4.56%	39,177	2,006	5.12%	7,382	409	5.54%
Total	$500,184	$8,147	1.63%	$578,898	$9,643	1.67%	$609,715	$6,155	1.01%

Net tax-equivalent spread			2.43%			2.62%			3.04%
Net tax-equivalent margin on earning assets			2.91%			3.05%			3.29%
(1)	Loan fees of $438, $515 and $397 for 2025, 2024 and 2023, respectively, are included in these figures.
(2)	Includes nonaccrual loans.
(3)	All interest earned is reported on a taxable equivalent basis using a tax rate of 24.95% in 2025, 2024 and 2023. See disclosure of Non-GAAP financial measures on page 24.

ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSE

(in thousands)

	For the Year Ended
	December 31, 2025 Compared With December 31, 2024
	Volume	Rate	Rate/Volume	Total
Interest earned on:
Loans	$482	$(427)	$(14)	$41
Balances due from depository institutions	(316)	(306)	54	(568)
Held to maturity securities:
Taxable	(884)	(264)	81	(1,067)
Non taxable	(76)	21	(1)	(56)
Available for sale securities:
Taxable	(1,234)	(1,789)	175	(2,848)
Non taxable	(5)	(2)	—	(7)
Other	(68)	(57)	27	(98)
Total	$(2,101)	$(2,824)	$322	$(4,603)

Interest paid on:
Savings and interest-bearing DDA	$(764)	$517	$(57)	$(304)
Time deposits	192	243	66	501
Other borrowed funds	(1,654)	(219)	180	(1,693)
Total	$(2,226)	$541	$189	$(1,496)

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

The Bank’s on-going, systematic evaluation resulted in the Bank recording a net provision for the allowance for credit losses of $3,000 in 2025.  The Bank recorded a reversal of the allowance for credit losses of $(162,000) in 2024. The Company recorded a reversal of the allowance for credit losses of $(272,000) in 2023.

The Bank’s analysis includes evaluating the current values of collateral securing all nonaccrual loans. Nonaccrual loans totaled $533,000 and $418,000 with specific reserves on these loans of $100,000 and $0 as of December 31, 2025 and 2024, respectively. The specific reserves allocated to nonaccrual loans are relatively low as collateral values appear sufficient to cover loan losses, or the loan balances have been charged down to their realizable value.

The allowance for credit losses as a percentage of loans was 1.11%, 1.28% and 1.35% at December 31, 2025, 2024, and 2023, respectively. The Company believes that its allowance of credit losses is appropriate as of December 31, 2025.

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

Non-interest Income

2025 as compared with 2024

Total non-interest income increased $142,000 in 2025 compared with 2024.  BOLI income and life insurance proceeds increased $159,000 and trust department income and fees increased $19,000 offset slightly by a decrease of $9,000 in service charges on deposit accounts in 2025 as compared with 2024.

2024 as compared with 2023

Total non-interest income increased $120,000 in 2024 compared with 2023.  Trust department income and fees increased $130,000, BOLI income and life insurance proceeds increased by $47,000 and other income increased by $25,000 offset somewhat by a decrease of $61,000 in service charges on deposit accounts in 2024 as compared with 2023.

Non-interest Expense

2025 as compared with 2024

Total non-interest expense increased $450,000 in 2025 as compared with 2024. Salaries and employee benefits increased  $248,000 along with other expense that increased $167,000.  Other expenses consisted of an increase in ATM expense of $287,000 and data processing of $137,000.  The increase was partially offset by lower legal expenses of $283,000 as compared with 2024.

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

Income Taxes

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

As of December 31, 2025 the Company had recorded income tax expenses in the amount of $900,000.

Note I to the Consolidated Financial Statements presents a reconciliation of income taxes for these three years and further analysis of the valuation allowance.

FINANCIAL CONDITION

On December 31, 2025, cash and due from banks decreased by $88,163,000 compared to December 31, 2024. This decrease was due to a significant decrease in total deposits.

Available for sale securities decreased $10,532,000 and held to maturity securities decreased $32,113,000, respectively at December 31, 2025 compared with December 31, 2024 as the Company decreased its held to maturity and available for sale investment purchases to pay off borrowings and remain liquid.

Gross loans increased $30,130,000 at December 31, 2025 compared with December 31, 2024, as new loans outpaced principal payments, maturities, and charge-offs on existing loans.

Total deposits decreased $116,301,000 at December 31, 2025, as compared with December 31, 2024. This decrease was mostly caused by the loss of several large public fund deposits in 2025 following competitive bid processes held in 2025 whereby the public fund deposit accounts were awarded to other local banks. Typically, significant increases or decreases in total deposits and/or significant fluctuations among the different types of deposits from year to year are anticipated by Management as customers in the casino industry and county and municipal entities reallocate their resources periodically. Deposits from county and municipal entities increase significantly during the first quarter of each year based on property tax collections and are slowly allocated out of the tax collection accounts over the course of the year.

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

Significant transactions affecting shareholders’ equity during 2025 are described in Note J to the Consolidated Financial Statements. The Statement of Changes in Shareholders’ Equity also presents all activity in the Company’s equity accounts.

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

Deposits, payments of principal and interest on loans, proceeds from maturities of investment securities and earnings on investment securities are the principal sources of funds for the Company. Borrowings from the FHLB, federal funds sold and federal funds purchased are utilized by the Company to manage its daily liquidity position. The Company has also been approved to participate in the Federal Reserve Bank’s Discount Window Primary Credit Program , which it intends to use only as a contingency.  As of December 31, 2025, the Company was able to borrow up to $9,428,000 from the Federal Reserve Bank Discount Window Primary Credit Program. The borrowing limit was based on the amount of collateral pledged, with certain loans from the Bank’s portfolio serving as collateral. The Company has $121,377,000 available under a line of credit with the Federal Home Loan Bank of Dallas. The Company has additional contingency funding capacity with various other financial institutions in the amount of $28,000,000.

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

The Company also uses other sources of funds, including borrowings from the FHLB. The Company generally anticipates relying on deposits, purchases of federal funds and borrowings from the FHLB for its liquidity needs in 2026.

The Board of Directors requires management to implement and administer asset and liability management policies commensurate with Company’s risk profile. Management carefully monitors the Company’s liquidity risk, particularly with respect to volatile and large deposits. The Company has not encountered, and does not anticipate problems with meeting its liquidity needs.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Condition page 34
Consolidated Statements of Operations page 35
Consolidated Statements of Comprehensive Income (Loss) page 36
Consolidated Statements of Changes in Shareholders’ Equity page 37
Consolidated Statements of Cash Flows page 38
Notes to Consolidated Financial Statements page 39-78
Reports of Independent Registered Public Accounting Firm: page 79-82
EisnerAmper LLP
Baton Rouge, LA
PCAOB ID 247

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition

(in thousands except share data)

December 31,	2025	2024
Assets
Cash and due from banks	$19,581	$107,744
Available for sale securities, amortized cost of $323,240 at December 31, 2025; $345,867 at December 31, 2024	298,116	308,648
Held to maturity securities, fair value of $82,435 at December 31, 2025; $111,112 at December 31, 2024	91,083	123,196
Less: Allowance for credit losses on held to maturity securities	31	40
Held to maturity securities, net	91,052	123,156
Other investments	350	350
Federal Home Loan Bank Stock, at cost	1,170	608
Loans	263,706	233,576
Less: Allowance for credit losses	2,939	2,982
Loans, net	260,767	230,594
Bank premises and equipment, net of accumulated depreciation	17,387	18,712
Other real estate	—	9
Accrued interest receivable	3,060	3,516
Cash surrender value of life insurance	22,546	22,026
Intangible asset	414	476
Other assets	12,678	16,010
Total assets	$727,121	$831,849
Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Demand, non-interest bearing	$172,909	$235,183
Savings and demand, interest bearing	393,934	434,680
Time, $250,000 or more	13,591	20,563
Other time deposits	23,995	30,304
Total deposits	604,429	720,730
Advances from Federal Home Loan Bank	800	—
Employee and director benefit plans liabilities	19,881	19,201
Other liabilities	1,344	1,917
Total liabilities	626,454	741,848
Shareholders' Equity:
Common stock, $1 par value, 15,000,000 shares authorized, 4,617,466 shares issued and outstanding at December 31, 2025 and December 31, 2024	4,617	4,617
Surplus	65,780	65,780
Undivided profits	58,740	56,491
Accumulated other comprehensive loss	(28,470)	(36,887)
Total shareholders' equity	100,667	90,001
Total liabilities and shareholders' equity	$727,121	$831,849

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Operations

(in thousands except per share data)

Years Ended December 31,	2025	2024	2023
Interest income:
Interest and fees on loans	$14,862	$14,821	$12,945
Interest and dividends on securities:
U. S. Treasuries	5,054	7,108	6,560
Mortgage-backed securities	1,605	2,397	3,621
Collateralized mortgage obligations	2,064	3,040	3,495
States and political subdivisions	3,663	3,808	4,278
Other investments	46	144	105
Interest on balances due from depository institutions	1,208	1,776	1,625
Total interest income	28,502	33,094	32,629
Interest expense:
Deposits	7,834	7,637	5,746
Borrowings	313	2,006	409
Total interest expense	8,147	9,643	6,155
Net interest income	20,355	23,451	26,474
Provision for (reduction of) credit losses	3	(162)	(272)
Net interest income after provision for (reduction of) credit losses	20,352	23,613	26,746
Non-interest income:
Trust department income and fees	2,501	2,482	2,352
Service charges on deposit accounts	3,169	3,178	3,239
Increase in cash surrender value of life insurance	558	532	485
Gain from death benefits from life insurance	133	—	—
Gain (loss) on sale of property, plant and equipment, net	—	9	30
Other income	795	813	788
Total non-interest income	7,156	7,014	6,894
Non-interest expense:
Salaries and employee benefits	10,747	10,499	11,144
Net occupancy	2,280	2,185	2,087
Equipment rentals, depreciation and maintenance	2,943	3,003	2,774
Other expense	6,727	6,560	6,348
Total non-interest expense	22,697	22,247	22,353
Income before income taxes	4,811	8,380	11,287
Income tax (benefit) expense	900	(13,323)	2,121
Net income	$3,911	$21,703	$9,166
Basic and diluted earnings per share	$0.85	$4.66	$1.96
Dividends declared per share	$0.36	$0.44	$0.53

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

Years Ended December 31,	2025	2024	2023
Net income	$3,911	$21,703	$9,166
Other comprehensive income (loss):
Net unrealized gain (loss) on available for sale securities, net of tax	9,077	1,875	8,042
Gain (loss) from unfunded post-retirement benefit obligation, net of tax	(660)	(29)	(357)
Total other comprehensive income (loss)	8,417	1,846	7,685
Total comprehensive income (loss)	$12,328	$23,549	$16,851

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands except share and per share data)

					Accumulated
	Number of				Other
	Common	Common		Undivided	Comprehensive
	Shares	Stock	Surplus	Profits	Income (Loss)	Total
Balance, January 1, 2023	4,678,186	4,678	65,780	31,073	(46,418)	$55,113
Net income	—	—	—	9,166	—	9,166
Cash dividend ($0.53 per share)	—	—	—	(2,473)	—	(2,473)
Other comprehensive income	—	—	—	—	7,685	7,685
Stock repurchase	(16,500)	(16)	—	(192)	—	(208)
Balance, December 31, 2023	4,661,686	4,662	65,780	37,574	(38,733)	69,283
Net income	—	—	—	21,703	—	21,703
Cash dividend ($0.44 per share)	—	—	—	(2,039)	—	(2,039)
Other comprehensive loss	—	—	—	—	1,846	1,846
Stock repurchase	(44,220)	(45)	—	(747)	—	(792)
Balance, December 31, 2024	4,617,466	4,617	65,780	56,491	(36,887)	90,001
Net income	—	—	—	3,911	—	3,911
Cash dividend ($0.36 per share)	—	—	—	(1,662)	—	(1,662)
Other comprehensive income	—	—	—	—	8,417	8,417
Balance, December 31, 2025	4,617,466	$4,617	$65,780	$58,740	$(28,470)	$100,667

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

Years Ended December 31,	2025	2024	2023
Cash flows from operating activities:
Net income	$3,911	$21,703	$9,166
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,626	1,678	1,551
Provision for (reduction of) credit losses	3	(162)	(272)
Loss (gain) on sales of other real estate	1	—	97
Amortization of intangible asset	62	62	62
(Accretion) amortization of available for sale securities	(1,152)	(2,101)	(237)
Amortization (accretion) of held to maturity securities	503	563	(2,091)
(Gain) loss on sale or disposition of bank premises and equipment	—	(9)	(30)
Increase in cash surrender value of life insurance	(558)	(532)	(486)
Gain from death benefits from life insurance	(133)	—	—
Change in accrued interest receivable	456	4	(246)
Change in deferred tax expense (benefit)	61	(13,760)	(1,690)
Change in other assets	(398)	(1,009)	2,789
Change in employee and director benefit plan liabilities and other liabilities	121	(403)	438
Net cash provided by operating activities	4,503	6,034	9,051
Cash flows from investing activities:
Proceeds from maturities, liquidation and calls of available for sale securities	141,690	198,497	54,123
Purchases of available for sale securities	(117,910)	(163,069)	(35,153)
Proceeds from maturities of held to maturity securities	31,619	27,172	209,307
Purchases of held to maturity securities	—	—	(162,970)
Purchases (redemptions) of Federal Home Loan Bank Stock	(562)	1,726	(159)
Proceeds from sales of other real estate	265	9	1,114
Loans, net change	(30,474)	4,703	(1,272)
Acquisition of bank premises and equipment	(302)	(977)	(2,537)
Proceeds from sale of bank premises and equipment	—	65	46
Investment in cash surrender value of life insurance	(107)	(119)	(121)
Proceeds from death benefits from life insurance	278	—	—
Net cash provided by investing activities	24,497	68,007	62,378
Cash flows from financing activities:
Demand and savings deposits, net change	(103,020)	11,268	(86,067)
Time deposits, net change	(13,281)	20,972	(11,223)
Cash dividends paid	(1,662)	(2,039)	(2,473)
Stock repurchase	—	(792)	(208)
Borrowings from Federal Home Loan Bank	584,465	840,650	769,350
Repayments to Federal Home Loan Bank	(583,665)	(859,150)	(750,850)
Borrowings from Other Borrowings	196	—	—
Repayments to Other Borrowings	(196)	—	—
Net cash (used in) provided by financing activities	(117,163)	10,909	(81,471)
Net (decrease) increase in cash and cash equivalents	(88,163)	84,950	(10,042)
Cash and cash equivalents, beginning of period	107,744	22,794	32,836
Cash and cash equivalents, end of period	$19,581	$107,744	$22,794
Supplemental disclosures of noncash investing activities
Transfer from loans to other real estate owned	$266	$18	$952

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

New Accounting Pronouncements

Accounting Standards Update –In December 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2025-11 (“ASU 2025-11”), Interim Reporting (Topic 270): Narrow-Scope Improvements.  ASU 2025-11 clarifies the applicability, form and content of interim financial statements and disclosures and improves the navigability of the interim reporting guidance in ASC 270.  The amendments introduce a disclosure principle requiring entities to disclose events or changes occurring since the end of the most recent annual reporting period that have a material effect on the entity, and they consolidate interim disclosure requirements from other Topics into ASC 270.  ASU 2025-11 is effective for public business entities for interim reporting periods within annual periods beginning after December 15, 2027, and for all other entities one year later.  Early adoption is permitted. Management has evaluated the impact of the adoption of this standard and determined there would be no material impact to the Company’s consolidated financial position or results of operations.

Accounting Standards Update –In December 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2025-10 (“ASU 2025-10”), Government Grants (Topic 832) Accounting for Government Grants Received by Business Entities.  ASU 2025-10 establishes authoritative guidance under U.S. GAAP for the recognition, measurement, presentation, and disclosure of government grants received by business entities, an area previously addressed only through disclosure requirements and analogy to other accounting standards.  The guidance is largely aligned with International Accounting Standard 20, Accounting for Government Grants and Disclosure of Government Assistance, with certain U.S. specific refinements.  ASU 2025-10 is effective for public entities for annual periods beginning after December 15, 2028, and for all other entities one year later.  Early adoption is permitted. Management has evaluated the impact of the adoption of this standard and determined there would be no material impact to the Company’s consolidated financial position or results of operations.

Accounting Standards Update –In November 2025, the Financial Accounting Standards Board issued Accounting Standards Update 2025-09 (“ASU 2025-09”), Derivatives and Hedging (Topic 815) Hedge Accounting Improvements.  ASU 2025-09 was issued by the (“FASB “) to clarify certain aspects of the guidance on hedge accounting and to address several incremental hedge accounting issues arising from the global reference rate reform initiative. The amendments in this Update improve generally accepted accounting principles (“GAAP”) by expanding the hedged risks permitted to be aggregated in a group of individual forecasted transactions, thereby enabling entities to apply hedge accounting to potentially broader portfolios of forecasted transactions. Entities that aggregate larger groups of individual forecasted transactions in accordance with the amendments can achieve hedge accounting in a more efficient, cost-effective manner while reducing the risk of missed forecasts for highly effective economic hedges.  Furthermore, the amendments improve operability and foster consistent application of the similar risk assessment. ASU 2025-09 will be effective for public entities in interim and annual periods for fiscal years beginning after December 15, 2026.  Early adoption is permitted on any date on or after the issuance of this Update.  Management has evaluated the impact of the adoption of this standard and determined there would be no material impact to the Company’s consolidated financial position or results of operations.

Accounting Standards Update –In November 2025, the Financial Accounting Standards Board issued Accounting Standards Update 2025-08 (“ASU 2025-08”), Purchased Loans (Topic 326).  ASU 2025-08 updates the credit loss accounting model under Topic 326 by expanding the gross up approach—previously limited to Purchased Credit Deteriorated (PCD) assets—to a broader class of acquired loans called purchased seasoned loans (PSLs). Under the new guidance, entities recognize an allowance for expected credit losses at acquisition with a corresponding increase to the loan’s amortized cost basis, eliminating the prior requirement to record a Day 1 credit loss expense for non PCD loans. This change addresses long-standing stakeholder concerns that the old dual model framework was overly complex, subjective, and created inconsistent and economically counterintuitive outcomes, particularly because expected losses were already embedded in fair value at acquisition.  ASU 2025-08 will be effective for interim and annual periods for fiscal years beginning after December 15, 2026.  Early adoption is permitted for entities that have not yet issued their financial statements.  Management has evaluated the impact of the adoption of this standard and determined there would be no material impact to the Company’s consolidated financial position or results of operations.

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

Accounting Standards Update –In September 2025, the Financial Accounting Standards Board issued Accounting Standards Update 2025-06 (“ASU 2025-06”), Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40).  ASU 2025-06 has the following key changes: 1. Modernization of Guidance: The update aims to modernize the accounting for software costs under Subtopic 350-40, reflecting the evolution of software development practices from traditional waterfall methods to more iterative and flexible agile methodologies. 2. Capitalization Criteria: The ASU clarifies the criteria for capitalizing software costs. Previously, costs could only be capitalized after completing the preliminary project stage.  3. Relocation of Website Development Costs: The guidance on website development costs has been relocated from Subtopic 350-50 to Subtopic 350-40, ensuring consistency in how these costs are treated alongside internal-use software. 4. Removal of Development Stages: The ASU removes references to discrete development stages, acknowledging that software development is often non-linear and iterative. The amendments in ASU 2025-06 are effective for annual reporting periods beginning after December 15, 2027, for all entities.  Early adoption is permitted for entities that have not yet issued their financial statements.  Management has evaluated the impact of the adoption of this standard and determined there would be no material impact to the Company’s consolidated financial position or results of operations.

Accounting Standards Update –In July 2025, the Financial Accounting Standards Board issued Accounting Standards Update 2025-05 (“ASU 2025-05”), Financial Instruments-Credit Losses (Topic 326) Measurement of Credit Losses for Accounts Receivable and Contract Assets.  ASU 2025-05 is intended to provide all entities with a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606 as follows: Practical expedient. In developing reasonable and supportable forecasts as part of estimating expected credit losses, all entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset.  ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2026, including interim periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance.  Management has evaluated the impact of the adoption of this standard and determined there would be no material impact to the Company’s consolidated financial position or results of operations.

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

Accounting Standards Update –In March 2025, the Financial Accounting Standards Board issued Accounting Standards Update 2025-02 (“ASU 2025-02”), Liabilities (Topic 405)-Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 122.  ASU 2025-02 amends the guidance in ASC 450-10-S99-1 to remove the text of SAB Topic 5.FF, Accounting for Obligations to Safeguard Crypto-Assets an Entity Holds for Its Platform Users.  The change was made as a result of the release of SEC Staff Accounting Bulletin No. 122, which rescinded SAB Topic 5.FF.  The update affects SEC registrants, makes amendments to the (“GAAP”) generally accepted accounting principles taxonomy and is effective upon issuance.  Management has evaluated the impact of the adoption of this standard and determined there is no material impact to the Company’s consolidated financial position or results of operations.

Accounting Standards Update –In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update 2024-03 (“ASU 2024-03”), Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40) and its amendments.  ASU 2024-03 (Subtopic 220-40) will require public companies to disclose, in the notes to financial statements, specified information about certain costs and expenses at each interim and annual reporting period. The amendments in ASU 2024-03 are effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027.  Early adoption is permitted.  Management has evaluated the impact of the adoption of this standard and determined there would be no significant impact to the Company’s consolidated financial position or results of operations.

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

New Accounting Standards Adopted

Accounting Standards Update –In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update 2023 09 (“ASU 2023 09”), Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments of ASU 2023 09 relate to the rate reconciliation and income taxes paid disclosures to improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. The amendments in this update should be applied on a prospective basis. Retrospective application is permitted. The Company chose to adopt the prospective basis.  Management has adopted this standard and included the additional disclosures in Note I.

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

The CECL standard also requires an assessment of the Bank’s held to maturity debt securities for expected credit losses and the available for sale debt securities for credit-related impairment. The Bank applies the practical expedient to exclude the accrued interest receivable balance of $718,000 and $1,032,000 as of December 31, 2025 and December 31, 2024 from the amortized cost basis of held to maturity debt securities. The allowance for credit losses on held to maturity debt securities is estimated on a collective or pool basis when similar risk characteristics exist; held to maturity debt securities that share similar risk characteristics are collectively assessed for credit losses. A separate contra valuation account is available to absorb losses on securities. The allowance for credit loss is limited to the amount by which the fair value is less than the amortized cost basis. The Bank evaluates credit impairment on available for sale debt securities at an individual security level. This evaluation is done for securities whose fair value is below amortized cost with a more than inconsequential risk of default and where the Bank has assessed the decline in fair value is significant enough to suggest a credit event occurred. Credit events are generally assessed based on adverse conditions specifically related to the security, an industry, or geographic area, changes in the financial condition of the issuer of the security, or in the case of an asset-backed debt security, changes in the financial condition of the underlying loan obligors. The allowance for credit losses for such securities is measured using a discounted cash flow methodology, through which management compares the present value of expected cash flows with the amortized cost basis of the security. The allowance for credit loss is limited to the amount by which the fair value is less than the amortized cost basis. If the Bank intends to sell the debt security, or more likely than not will be required to sell the security before recovery of its amortized cost basis, the security is charged down to fair value against the allowance for credit losses, with any incremental impairment reported in earnings.

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

The Company’s loan portfolio segments and related credit risks as of December 31, 2025 and December 31, 2024 were as follows:

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

Estimation Methods for Expected Credit Losses-Accounting Standards Codification (“ASC”) 326, “Financial Instruments-Credit Losses,” does not require the use of a specific loss estimation method for purposes of determining ACLs. Various methods may be used to estimate the expected collectability of financial assets, with those methods generally applied consistently over time. The same loss estimation method does not need to be applied to all financial assets. Loss-rate methods can involve a variety of approaches, and Management incorporates the open pool or snapshot method using various qualitative factor adjustments as management deems necessary and relevant to the Bank as of the reporting date.

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

Earnings Per Share

Basic and diluted earnings per share are computed on the basis of the weighted average number of common shares outstanding of 4,617,466 for 2025, 4,656,370 for 2024, and 4,675,067 for 2023. The Company has no potentially dilutive shares.

Accumulated Other Comprehensive Income (Loss)

At December 31, 2025, 2024 and 2023, accumulated other comprehensive income (loss) consisted of net unrealized gains (losses) on available for sale securities and over (under) funded liabilities related to the Company’s post-retirement benefit plan.

Statements of Cash Flows

The Company has defined cash and cash equivalents to include cash and due from banks. The Company paid $8,174,887, $9,601,972, and $6,133,216 in 2025, 2024 and 2023, respectively, for interest on deposits and borrowings. Federal income tax payments of $495,000 and state income tax payments of $0 were paid in 2025.  Income tax payments of $835,000 were paid in 2024.  Income tax payments of $495,000 were paid in 2023.  Loans transferred to other real estate amounted to $266,000, $18,000 and $952,000 in 2025, 2024 and 2023, respectively.

Fair Value Measurement

The Company reports certain assets and liabilities at their estimated fair value.  These assets and liabilities are classified and disclosed in one of three categories based on the inputs used to develop the measurements.  The categories establish a hierarchy for ranking the quality and reliability of the information used to determine fair value.

NOTE B – SECURITIES:

Effective January 1, 2023, in conjunction with the adoption of CECL, and again at December 31, 2024 and December 31, 2025, the Company evaluated credit impairment for individual securities available for sale whose fair value was below amortized cost with a more than inconsequential risk of default and where the Company had assessed the decline in fair value significant enough to suggest a credit event occurred. There were no securities that met the criteria of a credit loss event and therefore, no allowance for credit loss was recorded for either period. The Company also evaluated impairment for individual securities held to maturity and determined an allowance for credit loss should be established as of January 1, 2023. The total allowance for credit losses on held to maturity securities was $31,000 and $40,000 as of December 31, 2025 and December 31, 2024.

The amortized cost, fair value and allowance for credit losses related to securities at December 31, 2025 and December 31, 2024, are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2025	Cost	Gains	Losses	Fair Value
Available for sale securities:
U.S. Treasuries	$119,363	$74	$(3,907)	$115,530
Mortgage-backed securities	42,656	134	(2,958)	39,832
Collateralized mortgage obligations	61,282	25	(3,478)	57,829
States and political subdivisions	99,939	—	(15,014)	84,925
Total available for sale securities	$323,240	$233	$(25,357)	$298,116

There was no allowance for credit losses on available-for-sale securities as of December 31, 2025 and December 31, 2024.

		Gross	Gross		Allowance	Net
	Amortized	Unrealized	Unrealized	Estimated	for Credit	Carrying
December 31, 2025	Cost	Gains	Losses	Fair Value	Losses	Amount
Held to maturity securities:
U.S. Treasuries	$14,990	$10	$(104)	$14,896	$—	$14,990
States and political subdivisions	76,093	11	(8,565)	67,539	(31)	76,062
Total held to maturity securities	$91,083	$21	$(8,669)	$82,435	$(31)	$91,052

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2024	Cost	Gains	Losses	Fair Value
Available for sale securities:
U.S. Treasuries	$124,320	$150	$(7,425)	$117,045
Mortgage-backed securities	46,845	35	(4,368)	42,512
Collateralized mortgage obligations	73,857	77	(5,070)	68,864
States and political subdivisions	100,845	—	(20,618)	80,227
Total available for sale securities	$345,867	$262	$(37,481)	$308,648

		Gross	Gross		Allowance	Net
	Amortized	Unrealized	Unrealized	Estimated	for Credit	Carrying
December 31, 2024	Cost	Gains	Losses	Fair Value	Losses	Amount
Held to maturity securities:
U.S. Treasuries	$39,978	$20	$(450)	$39,548	$—	$39,978
States and political subdivisions	83,218	14	(11,668)	71,564	(40)	83,178
Total held to maturity securities	$123,196	$34	$(12,118)	$111,112	$(40)	$123,156

Management analyzed financial data on the state and political subdivision held-to-maturity securities. The securities that do not have ratings management assigned a rating based on ratings for similar municipalities. This evaluation is done for securities whose fair value is below amortized cost with a more than inconsequential risk of default and where the Company has assessed the decline in fair value is significant enough to suggest a credit event occurred. Credit events are generally assessed based on adverse conditions specifically related to the security, an industry, or geographic area, changes in the financial condition of the issuer of the security, or in the case of an asset-backed debt security, changes in the financial condition of the underlying loan obligors. Management utilized a model to calculate the potential reserve required on the specific securities. The approach utilizes many inputs including enhanced and underlying ratings, maturity, issuer type/subtype, NAICS code, origination date, refunding status as well as state and region. At the end of the year an analysis was performed, and management determined a decrease of the provision for credit losses on held to maturity securities was appropriate as of December 31, 2025.

The following table shows a rollforward of the allowance for credit losses on held-to-maturity securities for the years ended December 31, 2025 and December 31, 2024 (in thousands):

State and political
subdivisions
Balance, December 31, 2023	$30
Provision for credit losses	10
Charge-offs of securities	—
Recoveries	—
Balance, December 31, 2024	$40

Balance, December 31, 2024	$40
Provision for credit losses	(9)
Charge-offs of securities	—
Recoveries	—
Balance, December 31, 2025	$31

The Company monitors the credit quality of the debt securities held-to-maturity through the use of credit ratings. The Company monitors the credit ratings on a quarterly basis. The following table summarizes the amortized cost of debt securities held-to-maturity at December 31, 2025 and December 31, 2024, aggregated by credit quality indicators (in thousands):

	December 31, 2025	December 31, 2024
Aaa	$—	$39,978
Aa1/Aa2/Aa3	44,503	33,961
A1/A2	3,131	3,164
Baa1/Baa2	1,000	1,000
Not rated	42,449	45,093
Total	$91,083	$123,196

At December 31, 2025, the Company had no securities held-to-maturity that were past due 30 days or more as to principal or interest payments. The Company had no securities held-to-maturity classified as nonaccrual for the year ended December 31, 2025.

The amortized cost and fair value of debt securities at December 31, 2025, (in thousands) by contractual maturity, are shown below. Expected maturities will differ from contractual maturity because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Mortgage-backed securities and collateralized mortgage obligations are excluded from the contractual categories because the timing of principal repayments is dependent on underlying borrower prepayment patterns, which can cause actual maturities to differ materially from stated contractual maturities.  As a result, contractual maturity information is not meaningful for these securities.

	Amortized Cost	Fair Value
Available for sale securities:
Due in one year or less	$44,757	$44,829
Due after one year through five years	91,020	85,918
Due after five years through ten years	48,797	41,938
Due after ten years	34,728	27,770
Mortgage-backed securities	42,656	39,832
Collateralized mortgage obligations	61,282	57,829
Total	$323,240	$298,116
Held to maturity securities:
Due in one year or less	$8,496	$8,495
Due after one year through five years	38,777	37,377
Due after five years through ten years	26,028	23,203
Due after ten years	17,782	13,360
Total	$91,083	$82,435

The Company evaluates securities available for sale for impairment when there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Due to the zero credit loss assumption and the considerations applied to the securities available for sale, no allowance for credit losses was recorded for securities available for sale as of December 31, 2025 or December 31, 2024. Also, as part of the Company’s evaluation of its intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, the Company considers its investment strategy, cash flow needs, liquidity position, capital adequacy, and interest rate risk position. Management does not intend to sell these securities prior to recovery, and it is more likely than not that the Company will have the ability to hold them, primarily due to adequate liquidity, until each security has recovered its cost basis.

Available for sale securities with gross unrealized losses at December 31, 2025, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows (in thousands):

	Less Than Twelve Months		Over Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
Available for Sale	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2025:
U.S. Treasuries	$4,987	$2	$70,701	$3,905	$75,688	$3,907
Mortgage-backed securities	—	—	28,344	2,958	28,344	2,958
Collateralized mortgage obligations	12,182	29	34,811	3,449	46,993	3,478
States and political subdivisions	1,833	177	83,092	14,837	84,925	15,014
Total	$19,002	$208	$216,948	$25,149	$235,950	$25,357

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

At December 31, 2025, 7 of the 15 Treasuries, 39 of the 46 mortgage-backed securities, 22 of the 27 collateralized mortgage obligations and 75 of the 75 securities issued by states and political subdivisions contained unrealized losses.

There were no sales of available for sale debt securities during 2025, 2024 or 2023.

Securities with a fair value of $262,193,802 and $311,774,135 at December 31, 2025 and 2024, respectively, were pledged to secure public deposits, federal funds purchased and other balances required by law.

NOTE C - LOANS:

The composition of the loan portfolio at December 31, 2025 and 2024 is as follows (in thousands):

December 31,	2025	2024
Real estate, residential	$86,980	$78,952
Real estate, construction	24,990	17,016
Real estate, nonresidential	124,843	114,263
Commercial and industrial	17,077	13,381
Other	9,816	9,964
Total	$263,706	$233,576

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

	2025	2024
Balance, January 1	$6,668	$6,953
Change in directors/officers loans during the year	315	(226)
New loans and advances	861	828
Repayments	(678)	(887)
Balance, December 31	$7,166	$6,668

The age analysis of the loan portfolio, segregated by class of loans, as of December 31, 2025 and 2024 is as follows (in thousands):

							Loans Past
							Due Greater
	Number of Days Past Due						Than 90
			Greater	Total		Total	Days and
	30 - 59	60 - 89	Than 90	Past Due	Current	Loans	Still Accruing
December 31, 2025:
Real estate, residential	$398	$274	$17	$689	$86,291	$86,980	$—
Real estate, construction	115	—	—	115	24,875	24,990	—
Real estate, nonresidential	104	188	—	292	124,551	124,843	—
Commercial and industrial	—	385	13	398	16,679	17,077	—
Other	24	261	—	285	9,531	9,816	—
Total	$641	$1,108	$30	$1,779	$261,927	$263,706	$—
December 31, 2024:
Real estate, residential	$410	$33	$337	$780	$78,172	$78,952	$—
Real estate, construction	61	—	—	61	16,955	17,016	—
Real estate, nonresidential	749	—	—	749	113,514	114,263	—
Commercial and industrial	40	11	—	51	13,330	13,381	—
Other	20	10	—	30	9,934	9,964	—
Total	$1,280	$54	$337	$1,671	$231,905	$233,576	$—

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

The following tables further disaggregates credit quality disclosures by amortized cost by class and vintage for term loans and by revolving and revolving converted to amortizing as of December 31, 2025 and December 31, 2024 (in thousands). The Company defines vintage as the later of origination, or restructure date.

	Term Loans							Revolving
	Amortized Cost Basis by Origination Year							Loans
							Revolving	Converted to
	2025	2024	2023	2022	2021	Prior	Loans	Term Loans	Total
December 31, 2025:
Real Estate, Residential Loans:
A, B, or C	$12,886	$10,060	$12,735	$12,435	$9,218	$21,004	$4,519	$2,982	$85,839
S	—	—	—	—	—	49	—	—	49
D	—	—	—	—	—	514	58	—	572
E	—	167	—	—	274	79	—	—	520
F	—	—	—	—	—	—	—	—	—
Total Real Estate Residential Loans	$12,886	$10,227	$12,735	$12,435	$9,492	$21,646	$4,577	$2,982	$86,980

Real Estate, Construction Loans:
A, B, or C	$1,395	$2,662	$319	$1,309	$1,770	$3,382	$13,903	$—	$24,740
S	—	—	—	—	—	—	—	—	—
D	—	—	117	—	—	133	—	—	250
E	—	—	—	—	—	—		—	—
F	—	—	—	—	—	—	—	—	—
Total Real Estate, Construction Loans	$1,395	$2,662	$436	$1,309	$1,770	$3,515	$13,903	$—	$24,990

Real Estate,Nonresidential Loans:
A, B, or C	$16,627	$2,518	$10,432	$19,922	$9,473	$41,933	$23,425	$—	$124,330
S	—	—	—	—	—	48	—	—	48
D	—	—	—	—	—	465	—	—	465
E	—	—	—	—	—	—	—	—	—
F	—	—	—	—	—	—	—	—	—
Total Real Estate, Nonresidential Loans	$16,627	$2,518	$10,432	$19,922	$9,473	$42,446	$23,425	$—	$124,843

Commercial and industrial
A, B, or C	$2,169	$875	$323	$305	$2	$4,222	$9,168	$—	$17,064
S	—	—	—	—	—	—	—	—	—
D	—	—	—	—	—	—	—	—	—
E	—	—	—	13	—	—	—	—	13
F	—	—	—	—	—	—	—	—	—
Total Commercial and Industrial Loans	$2,169	$875	$323	$318	$2	$4,222	$9,168	$—	$17,077

Consumer/Other Loans
A, B, or C	$4,102	$2,557	$1,780	$502	$236	$249	$383	$—	$9,809
S	—	—	—	—	—	—	—	—	—
D	—	3	—	—	—	—	4	—	7
E	—	—	—	—	—	—	—	—	—
F	—	—	—	—	—	—	—	—	—
Total Consumer/Other Loans	$4,102	$2,560	$1,780	$502	$236	$249	$387	$—	$9,816

	Term Loans							Revolving
	Amortized Cost Basis by Origination Year							Loans
							Revolving	Converted to
	2024	2023	2022	2021	2020	Prior	Loans	Term Loans	Total
December 31, 2024:
Real Estate, Residential Loans:
A, B, or C	$10,203	$11,135	$14,611	$10,386	$4,348	$19,348	$4,448	$3,537	$78,016
S	—	—	—	—	—	56	—	—	56
D	—	—	—	—	124	338	—	—	462
E	—	—	—	295	—	123	—	—	418
F	—	—	—	—	—	—	—	—	—
Total Real Estate Residential Loans	$10,203	$11,135	$14,611	$10,681	$4,472	$19,865	$4,448	$3,537	$78,952

Real Estate, Construction Loans:
A, B, or C	$2,876	$425	$1,464	$1,916	$854	$2,701	$6,578	$—	$16,814
S	—	—	—	—	—	—	—	—	—
D	—	121	—	—	81	—	—	—	202
E	—	—	—	—	—	—		—	—
F	—	—	—	—	—	—	—	—	—
Total Real Estate, Construction Loans	$2,876	$546	$1,464	$1,916	$935	$2,701	$6,578	$—	$17,016

Real Estate,Nonresidential Loans:
A, B, or C	$2,711	$11,191	$24,434	$10,290	$13,344	$34,096	$17,672	$—	$113,738
S	—	—	—	—	—	62	—	—	62
D	—	—	—	—	—	463	—	—	463
E	—	—	—	—	—	—	—	—	—
F	—	—	—	—	—	—	—	—	—
Total Real Estate, Nonresidential Loans	$2,711	$11,191	$24,434	$10,290	$13,344	$34,621	$17,672	$—	$114,263

Commercial and industrial
A, B, or C	$1,187	$488	$524	$638	$167	$2,542	$7,813	$—	$13,359
S	—	—	—	—	—	—	—	—	—
D	—	22	—	—	—	—	—	—	22
E	—	—	—	—	—	—	—	—	—
F	—	—	—	—	—	—	—	—	—
Total Commercial and Industrial Loans	$1,187	$510	$524	$638	$167	$2,542	$7,813	$—	$13,381

Consumer/Other Loans
A, B, or C	$4,725	$3,258	$804	$401	$262	$254	$254	$—	$9,958
S	—	—	—	—	—	—	—	—	—
D	—	—	1	—	—	—	5	—	6
E	—	—	—	—	—	—	—	—	—
F	—	—	—	—	—	—	—	—	—
Total Consumer/Other Loans	$4,725	$3,258	$805	$401	$262	$254	$259	$—	$9,964

The following table is a summary of the Company’s nonaccrual loans by major categories for the periods indicated (in thousands):

	December 31, 2025
	Nonaccrual Loans with	Nonaccrual Loans	Total Nonaccrual
	No Allowance	with an Allowance	Loans
Real estate, residential	$352	$168	$520
Commercial and industrial	—	13	13
Total	$352	$181	$533

	December 31, 2024
	Nonaccrual Loans with	Nonaccrual Loans	Total Nonaccrual
	No Allowance	with an Allowance	Loans
Real estate, residential	$418	$—	$418
Total	$418	$—	$418

The Company recognized no interest income on nonaccrual loans during the years ended December 31, 2025 and December 31, 2024.

The following table represents the accrued interest receivables written off by reversing interest income during the years ended December 31, 2025 and December 31, 2024 (in thousands):

	December 31, 2025	December 31, 2024
Real estate, residential	$3	$3
Total loans	$3	$3

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

The following table presents an analysis of collateral-dependent loans of the Company as of December 31, 2025 and December 31, 2024 (in thousands):

	December 31, 2025	December 31, 2024
Real estate, residential	$523	$—
Commercial and industrial	13	424
Total loans	$536	$424

The following tables further disaggregates nonaccrual disclosures by amortized cost by class and vintage for term loans and by revolving and revolving converted to amortizing as of December 31, 2025 and December 31, 2024 (in thousands). The Company defines vintage as the later of origination or restructure date.

	Term Loans							Revolving
	Amortized Cost Basis by Origination Year							Loans
							Revolving	Converted to
	2025	2024	2023	2022	2021	Prior	Loans	Term Loans	Total
December 31, 2025:
Real estate, residential	$—	$167	$—	$—	$274	$79	$—	$—	$520
Real estate, construction	—	—	—	—	—	—	—	—	—
Real estate, nonresidential	—	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	13	—	—	—	—	13
Consumer/Other	—	—	—	—	—	—	—	—	—
Total Loans on Nonaccrual	$—	$167	$—	$13	$274	$79	$—	$—	$533

	Term Loans							Revolving
	Amortized Cost Basis by Origination Year							Loans
							Revolving	Converted to
	2024	2023	2022	2021	2020	Prior	Loans	Term Loans	Total
December 31, 2024:
Real estate, residential	$—	$—	$—	$295	$—	$123	$—	$—	$418
Real estate, construction	—	—	—	—	—	—	—	—	—
Real estate, nonresidential	—	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—	—	—
Consumer/Other	—	—	—	—	—	—	—	—	—
Total Loans on Nonaccrual	$—	$—	$—	$295	$—	$123	$—	$—	$418

The Company had no loan modifications as of December 31, 2025 and one loan modification made to borrowers experiencing financial difficulty as of December 31, 2024.

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

The following tables show activity in the allowance for credit losses by portfolio class for the years ended December 31, 2025, 2024, and 2023 as well as the corresponding recorded investment in loans at the end of each period. Effective January 1, 2023, the Company adopted the provisions of ASC 326 (CECL) using a modified retrospective basis. The difference between the December 31, 2023 incurred allowance and the CECL allowance is reflected as a cumulative effect of change in accounting principle in the table below. For further discussion of the day one impact of the CECL adoption, refer to Note A.

The calculation of the allowance for credit losses under CECL is performed using two primary approaches: a collective approach for pools of loans that have similar risk characteristics using a loss rate analysis, and a specific reserve analysis for credits individually evaluated.

The following table summarizes the activity related to the allowance for credit losses for the year ended December 31, 2025 , 2024 and 2023 and the balances of loans and unfunded commitments, individually and collectively evaluated for credit losses, as of December 31, 2025, 2024 and 2023 are as follows (in thousands):

	Real Estate,	Real Estate,	Real Estate,	Commercial and
	Residential	Construction	Nonresidential	Industrial	Other	Total
December 31, 2025
Allowance for credit losses
Beginning balance	$676	$135	$1,835	$92	$244	$2,982
Charge-offs	(7)	—	—	(22)	(183)	(212)
Recoveries	11	39	6	—	78	134
Net provision for loan losses	43	5	(61)	21	11	19
Transfer from unfunded lending commitments	36	4	(51)	17	10	16
Ending Balance	$759	$183	$1,729	$108	$160	$2,939

Reserve for unfunded lending commitments
Beginning balance	$2	$23	$10	$12	$36	$83
Provision for losses on unfunded commitments	—	(4)	1	1	(5)	(7)
Transfer to provision for loan losses	—	(10)	1	2	(9)	(16)
Ending balance-reserve for unfunded commitments	$2	$9	$12	$15	$22	$60
Total allowance for credit losses	$761	$192	$1,741	$123	$182	$2,999

Allowance for credit losses
Individually evaluated	$80	$—	$—	$13	$7	$100
Collectively evaluated	679	183	1,729	95	153	2,839
Total allowance for credit losses:	$759	$183	$1,729	$108	$160	$2,939

Reserve for unfunded lending commitments
Individually evaluated	$—	$—	$—	$—	$—	$—
Collectively evaluated	2	9	12	15	22	60
Reserve for unfunded lending commitments:	$2	$9	$12	$15	$22	$60
Total allowance for credit losses, December 31, 2025	$761	$192	$1,741	$123	$182	$2,999

Loans, December 31, 2025
Individually evaluated	$1,091	$250	$465	$13	$7	$1,826
Collectively evaluated	85,889	24,740	124,378	17,064	9,809	261,880
Total loans, December 31, 2025	$86,980	$24,990	$124,843	$17,077	$9,816	$263,706

	Real Estate,	Real Estate,	Real Estate,	Commercial and
	Residential	Construction	Nonresidential	Industrial	Other	Total
December 31, 2024
Allowance for credit losses
Beginning balance	$971	$173	$1,807	$54	$219	$3,224
Charge-offs	(59)	—	—	—	(210)	(269)
Recoveries	57	39	6	—	125	227
Net provision for loan losses	(286)	(75)	21	37	108	(195)
Transfer to unfunded lending commitments	(7)	(2)	1	1	2	(5)
Ending Balance	$676	$135	$1,835	$92	$244	$2,982

Reserve for unfunded lending commitments
Beginning balance	$2	$34	$5	$10	$4	$55
Provision for losses on unfunded commitments	—	(9)	4	2	26	23
Transfer from provision for loan losses	—	(2)	1	—	6	5
Ending balance-reserve for unfunded commitments	$2	$23	$10	$12	$36	$83
Total allowance for credit losses	$678	$158	$1,845	$104	$280	$3,065

Allowance for credit losses
Individually evaluated	$—	$—	$—	$—	$4	$4
Collectively evaluated	676	135	1,835	92	240	2,978
Total allowance for credit losses:	$676	$135	$1,835	$92	$244	$2,982

Reserve for unfunded lending commitments
Individually evaluated	$—	$—	$—	$—	$—	$—
Collectively evaluated	2	23	10	12	36	83
Reserve for unfunded lending commitments:	$2	$23	$10	$12	$36	$83
Total allowance for credit losses, December 31, 2024	$678	$158	$1,845	$104	$280	$3,065

Loans, December 31, 2024
Individually evaluated	$879	$202	$463	$22	$5	$1,571
Collectively evaluated	78,073	16,814	113,800	13,359	9,959	232,005
Total loans, December 31, 2024	$78,952	$17,016	$114,263	$13,381	$9,964	$233,576

	Real Estate,	Real Estate,	Real Estate,	Commercial and
	Residential	Construction	Nonresidential	Industrial	Other	Total
December 31, 2023
Allowance for credit losses
Beginning balance	$1,018	$392	$1,535	$143	$250	$3,338
Cumulative effect of change in accounting principle	396	(58)	(215)	(84)	(49)	(10)
Charge-offs	—	—	(270)	—	(197)	(467)
Recoveries	—	9	20	467	111	607
Net provision for loan losses	(443)	(170)	737	(472)	104	(244)
Ending Balance	$971	$173	$1,807	$54	$219	$3,224

Reserve for unfunded lending commitments
Beginning balance	$—	$—	$—	$—	$—	$—
Cumulative effect of change in accounting principle	4	30	5	15	18	72
Provision for losses on unfunded commitments	(2)	4	—	(5)	(14)	(17)
Ending balance-reserve for unfunded commitments	$2	$34	$5	$10	$4	$55
Total allowance for credit losses	$973	$207	$1,812	$64	$223	$3,279

Allowance for credit losses
Individually evaluated	$40	$—	$—	$—	$21	$61
Collectively evaluated	931	173	1,807	54	198	3,163
Total allowance for credit losses:	$971	$173	$1,807	$54	$219	$3,224

Reserve for unfunded lending commitments
Individually evaluated	$—	$—	$—	$—	$—	$—
Collectively evaluated	2	34	5	10	4	55
Reserve for unfunded lending commitments:	$2	$34	$5	$10	$4	$55
Total allowance for credit losses, December 31, 2023	$973	$207	$1,812	$64	$223	$3,279

Loans, December 31, 2023
Individually evaluated	$958	$87	$98	$—	$39	$1,182
Collectively evaluated	73,338	27,266	114,916	12,496	9,141	237,157
Total loans, December 31, 2023	74,296	27,353	115,014	12,496	9,180	238,339

The following table further disaggregates gross charge-off disclosures by amortized cost by credit quality indicator, class, and year of origination as of December 31, 2025, 2024 and 2023(in thousands). The Company defines vintage as the later of origination or restructure date.

	Term Loans							Revolving
	Amortized Cost Basis by Origination Year							Loans
							Revolving	Converted to
	2025	2024	2023	2022	2021	Prior	Loans	Term Loans	Total
December 31, 2025:
Real estate, residential
A,B, or C	$—	$—	$—	$—	$—	$—	$—	$—	$—
S	—	—	—	—	—	—	—	—	—
D	—	—	—	—	—	—	—	—	—
E	—	—	—	—	—	7	—	—	7
F	—	—	—	—	—	—	—	—	—
Total Real estate, residential loans	$—	$—	$—	$—	$—	$7	$—	$—	$7
Commercial & Industrial
A,B, or C	$—	$—	$—	$—	$—	$—	$—	$—	$—
S	—	—	—	—	—	—	—	—	—
D	—	—	—	—	—	—	—	—	—
E	—	—	22	—	—	—	—	—	22
F	—	—	—	—	—	—	—	—	—
Total Consumer/Other Loans	$—	$—	$22	$—	$—	$—	$—	$—	$22
Consumer/Other
A,B, or C	$153	$6	$9	$—	$—	$—	$—	$—	$168
S	—	—	—	—	—	—	—	—	—
D	—	12	—	—	—	—	—	—	12
E	—	3	—	—	—	—	—	—	3
F	—	—	—	—	—	—	—	—	—
Total Consumer/Other Loans	$153	$21	$9	$—	$—	$—	$—	$—	$183
Total Gross Loan Chargeoffs:	$153	$21	$31	$—	$—	$7	$—	$—	$212

	Term Loans							Revolving
	Amortized Cost Basis by Origination Year							Loans
							Revolving	Converted to
	2024	2023	2022	2021	2020	Prior	Loans	Term Loans	Total
December 31, 2024:
Real estate, residential	$—	$—	$—	$—	$—	$—	$—	$—	$—
A,B, or C	—	—	—	—	—	—	—	—	—
S	—	—	—	—	—	—	—	—	—
D	—	—	—	—	—	—	—	—	—
E	—	—	—	—	—	59	—	—	59
F	—	—	—	—	—	—	—	—	—
Total Real estate, residential loans	$—	$—	$—	$—	$—	$59	$—	$—	$59
Consumer/Other
A,B, or C	$156	$—	$—	$—	$—	$—	$—	$—	$156
S	—	6	—	—	—	—	—	—	6
D	—	10	—	—	—	8	—	—	18
E	—	7	20	—	—	3	—	—	30
F	—	—	—	—	—	—	—	—	—
Total Consumer/Other Loans	$156	$23	$20	$—	$—	$11	$—	$—	$210
Total Gross Loan Chargeoffs:	$156	$23	$20	$—	$—	$70	$—	$—	$269

	Term Loans							Revolving
	Amortized Cost Basis by Origination Year							Loans
							Revolving	Converted to
	2023	2022	2021	2020	2019	Prior	Loans	Term Loans	Total
December 31, 2023:
Real estate, nonresidential	$—	$—	$—	$—	$—	$—	$—	$—	$—
A,B, or C	—	—	—	—	—	—	—	—	—
S	—	—	—	—	—	—	—	—	—
D	—	—	—	—	—	—	—	—	—
E	—	—	—	—	—	270	—	—	270
F	—	—	—	—	—	—	—	—	—
Total Real estate, nonresidential loans	$—	$—	$—	$—	$—	$270	$—	$—	$270
Consumer/Other
A,B, or C	$188	$5	$—	$—	$—	$—	$—	$—	$193
S	—	—	—	—	—	—	—	—	—
D	—	—	—	—	—	—	—	—	—
E	—	—	—	4	—	—	—	—	4
F	—	—	—	—	—	—	—	—	—
Total Consumer/Other Loans	$188	$5	$—	$4	$—	$—	$—	$—	$197
Total Gross Loan Chargeoffs:	$188	$5	$—	$4	$—	$270	$—	$—	$467

NOTE D - BANK PREMISES AND EQUIPMENT:

Bank premises and equipment are shown as follows (in thousands):

December 31,	Estimated Useful Lives (in years)	2025	2024
Land		$5,532	$5,515
Building	5 - 40	35,790	35,777
Furniture, fixtures and equipment	3 - 10	10,752	10,482
Construction-in-progress		3	—
Totals, at cost		52,077	51,774
Less: Accumulated depreciation		34,690	33,062
Totals		$17,387	$18,712

Depreciation and amortization related to bank premises and equipment charged to noninterest expense was approximately $1,626,000, $1,678,000 and $1,551,000 for the years ended December 31, 2025, 2024, 2023, respectively.

There were no sales or disposals for the year ended December 31, 2025.  During the year ended December 31, 2024, the Bank sold one tract of land and one piece of equipment at a gain of $46,000, the Bank had disposals of equipment at a loss of $37,000.  During the year ended December 31, 2023, the Bank sold one tract of land for a gain of approximately $30,000.

NOTE E – OTHER REAL ESTATE:

The Company’s other real estate and equipment consisted of the following as of December 31, 2025 and 2024 (in thousands except number of properties):

December 31,	2025		2024
	Number of		Number of
	Properties	Balance	Properties	Balance
Construction, land development and other land and equipment	1	$—	2	$9
Total	1	$—	2	$9

NOTE F - DEPOSITS:

At December 31, 2025, the scheduled maturities of time deposits are as follows (in thousands):

2026	$31,997
2027	3,435
2028	1,371
2029	200
2030	583
Total	$37,586

Deposits held for related parties amounted to $7,676,294 and $7,119,035 at December 31, 2025 and 2024, respectively.

Overdrafts totaling $250,162 and $139,974 were reclassified as loans at December 31, 2025 and 2024, respectively.

NOTE G – FEDERAL FUNDS PURCHASED:

At December 31, 2025, the Company had facilities in place to purchase federal funds up to $28,000,000 under established credit arrangements.

NOTE H - BORROWINGS:

At December 31, 2025, the Company was able to borrow up to $9,428,177 from the Federal Reserve Bank Discount Window Primary Credit Program. The borrowing limit is based on the amount of collateral pledged, with certain loans from the Bank’s portfolio serving as collateral. Borrowings bear interest at the primary credit rate, which is established periodically by the Federal Reserve Board, and have a maturity of one day. The primary credit rate was 3.75% at December 31, 2025. There was no outstanding balance at December 31, 2025 or 2024.

At December 31, 2025, the Company had $800,000 outstanding in advances under a $122,176,927 line of credit with the FHLB at a rate of 3.72% and a maturity date of January 2, 2026 which was renewed.  At December 31, 2024, the Company had $116,383,248 in advances available under a line of credit with the FHLB, there were no outstanding advances.  New advances may subsequently be obtained based on the liquidity needs of the bank subsidiary. Advances are collateralized by a blanket floating lien on the Company’s residential first mortgage loans.

NOTE I - INCOME TAXES:

Deferred taxes (or deferred charges) as of December 31, 2025 and 2024, included in other assets, were as follows (in thousands):

December 31,	2025	2024

Deferred tax assets:
Allowance for credit losses	$783	$782
Employee benefit plans' liabilities	4,028	4,029
Unrealized loss on available for sale securities, charged from equity	6,268	9,286
Loss on credit impairment of securities	423	423
Earned retiree health benefits plan liability	1,172	1,222
General business and AMT credits	17	1
State income tax net operating loss carryforward	771	930
Other	126	218
Valuation allowance	(423)	(423)
Deferred tax assets	13,165	16,468
Deferred tax liabilities:
Unearned retiree health benefits plan asset	240	460
Bank premises and equipment	1,883	2,106
Deferred tax liabilities	2,123	2,566
Net deferred taxes	$11,042	$13,902

Income taxes consist of the following components (in thousands):

Years Ended December 31,	2025	2024	2023
Current:
Federal	$839	$437	$410
State	—	—	—
Total current	839	437	410
Deferred:
Federal	(77)	1,434	—
State	138	—	—
Change in valuation allowance	—	(15,194)	1,711
Total deferred	61	(13,760)	1,711
Totals	$900	$(13,323)	$2,121

Income taxes amounted to less than the amounts computed by applying the U.S. Federal income tax rate of 21.0% for 2025, 2024 and 2023 to income before income taxes and State income tax rate of 3.95% for 2025. The reasons for these differences are shown below (in thousands):

	2025		2024		2023
	Tax	Rate	Tax	Rate	Tax	Rate
Taxes computed at statutory rate	$1,010	21%	$1,760	21%	$2,370	21%
Increase (decrease) resulting from:
State income tax expense, net of federal effect	110	2	224	3	—	—
Tax-exempt interest income	(166)	(3)	(176)	(2)	(191)	(2)
Income from BOLI	(145)	(3)	(112)	(1)	(102)	(1)
Tefra disallowance	67	1	79	1	—	—
Federal tax credits	—	—	—	—	(1,416)	(12)
Other	24	—	96	1	(251)	(2)
Other changes in valuation allowance	—	—	(15,194)	(181)	1,711	15

Total income tax (benefit) expense	$900	18%	$(13,323)	(159)%	$2,121	19%

During 2025, the Company recorded current and deferred income tax expense of $839,000 and $61,000, respectively or a net income tax expense of $900,000.  During 2024, the Company recorded current and deferred income tax expense (benefit) of $437,000 and ($13,760,000), respectively or a net income tax benefit of ($13,323,000).  During 2023, the Company recorded current and deferred income tax expense of $410,000 and $1,711,000, respectively or a net income tax expense of $2,121,000.  The Company made $495,000 in federal income tax payments and paid no state taxes during the year ended December 31, 2025.

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

The Company had a valuation allowance on federal and state deferred tax assets totaling $15,617,000 as of December 31, 2023. In the third quarter of 2024, the Company reassessed the valuation allowance based upon its projections of future sources of taxable income in accordance with applicable accounting guidance and determined it was appropriate to reverse substantially all the valuation allowance which resulted in a one-time discrete reduction to income tax expense of $15,194,000 in the third quarter of 2024. Income tax expense totaled $900,000 for the year ended December 31, 2025, at an effective tax rate of 18%.  Excluding the discrete item, income tax expense for the year ended December 31, 2024, totaled $1,871,000 based upon the expected annual tax rate for 2024 of 22% compared to income tax expense of $2,121,000 for the year ended December 31, 2023, at an effective rate of 19%.

As of December 31, 2025, the net deferred tax asset was $11,042,000.  As of December 31, 2024 the net deferred tax asset was $13,902,000.

The Company has reviewed its income tax positions and specifically considered the recognition and measurement requirements of the benefits recorded in its financial statements for tax positions taken or expected to be taken in its tax returns. The Company currently has no unrecognized tax benefits that, if recognized, would favorably affect the income tax rate in future periods.

NOTE J - SHAREHOLDERS’ EQUITY:

Shareholders’ equity of the Company includes the undistributed earnings of the bank subsidiary. Dividends to the Company’s shareholders can generally be paid only from dividends paid to the Company by its bank subsidiary. Consequently, dividends are dependent upon the earnings, capital needs, regulatory policies and statutory limitations affecting the bank subsidiary. Dividends paid by the bank subsidiary are subject to the written approval of the Commissioner of Banking and Consumer Finance of the State of Mississippi and the Federal Deposit Insurance Corporation (the “FDIC”). At December 31, 2025, $52,938,848 of undistributed earnings of the bank subsidiary included in consolidated surplus and retained earnings was available for future distribution to the Company as dividends without regulatory approval.

On January 23, 2025, the Board approved the repurchase of up to $750,000 of the outstanding shares of the Company’s common stock. There were no repurchases during the year ended December 31, 2025. The repurchase plan expired on December 31, 2025.

On April 24, 2024, the Board approved the repurchase of up to $1,000,000 of the outstanding shares of the Company’s common stock. As a result of this repurchase plan, 44,220 shares have been repurchased for $747,000 and retired through December 31, 2025. The repurchase plan expired on December 31, 2025.

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

As of December 31, 2025, the most recent notification from the FDIC categorized the bank subsidiary as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the bank subsidiary must have a Total risk-based capital ratio of 10.00% or greater, a Common equity tier 1 capital ratio of 6.50% or greater, a Tier 1 risk-based capital ratio of 8.00% or greater and a Leverage capital ratio of 5.00% or greater. The Company must have a capital conservation buffer above these requirements of 2.50%. There are no conditions or events since that notification that Management believes have changed the bank subsidiary’s category.

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

The main components and requirements of the CBLR framework are as follows:

As of December 31, 2025, the bank subsidiary’s community bank leverage ratio was 15.76%.  As of December 31, 2024, the bank subsidiary’s community bank leverage ratio was 13.95%. The leverage ratio requirement is maintaining a leverage ratio greater than 9.00%.

The components of accumulated other comprehensive income, net of tax, as of December 31, 2025 and 2024, are as follows:

December 31,	2025	2024
Beginning balance accumulated other comprehensive (loss) income	$(36,887)	$(38,733)
Net unrealized gain (loss) on available for sale securities, net of tax	9,077	1,875
(Loss) gain from unfunded post-retirement benefit obligation, net of tax	(660)	(29)
Ending balance accumulated other comprehensive (loss) income	$(28,470)	$(36,887)

NOTE K - OTHER INCOME AND EXPENSES:

Other income consisted of the following (in thousands):

Years Ended December 31,	2025	2024	2023
Other service charges, commissions and fees	$287	$299	$295
Rentals	470	479	461
Other	38	35	32
Totals	$795	$813	$788

Other expenses consisted of the following (in thousands):

Years Ended December 31,	2025	2024	2023
Advertising	$361	$401	$399
Data processing	1,380	1,243	1,273
FDIC and state banking assessments	391	403	479
Legal	154	437	446
Accounting	509	594	536
Other real estate	1	1	54
ATM expense	1,285	998	671
Trust expense	623	646	593
Other	2,023	1,837	1,897
Totals	$6,727	$6,560	$6,348

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

At December 31, 2025 and 2024, the Company had outstanding irrevocable letters of credit aggregating $133,000 and $133,000, respectively. At December 31, 2025 and 2024, the Company had outstanding unused loan commitments aggregating approximately $50,411,000 and $59,414,000 respectively. Approximately $32,474,000 and $33,184,000 of outstanding commitments were at fixed rates and the remainder were at variable rates at December 31, 2025 and 2024, respectively.

NOTE M - CONTINGENCIES:

The Bank is involved in various legal matters and claims which are being defended and handled in the ordinary course of business. None of these matters are expected, in the opinion of Management, to have a material adverse effect upon the financial position or results of operations of the Company.

Additionally, on June 30, 2023, Stilwell Activist Investments, L.P., issued a letter to the Company and each of the directors of the Company demanding that they immediately commence litigation on behalf of the Company for an alleged breach by the Company’s Board of Directors of its fiduciary duties in allegedly failing to properly oversee and supervise Chevis and Tanner Swetman’s management of the Company. At its July 2023 meeting, the Board of Directors of the Company established a Special Litigation Committee made up of three independent directors to investigate the allegations made in the letter. Rather than wait for the Special Litigation Committee to conclude its inquiry, Stilwell Activist Investments, L.P., filed on September 29,2023, a Complaint against the Company and Directors Chevis Swetman, Padrick D. Dennis, Jeffrey H. O’Keefe, Paige Reed Riley, Ronald Barnes, and George Sliman III, making the same allegations that appear in the demand letter. The Court stayed the lawsuit pending the Special Litigation Committee’s inquiry. The Special Litigation Committee concluded that pursuing the claims is not in the Company’s best interest, and on March 22, 2024, the Company filed a motion to dismiss.  The motion to dismiss was heard by the Court on October 17, 2024, and denied, allowing limited discovery as to the reasonableness of the Special Litigation Committee’s inquiry.

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

CONDENSED BALANCE SHEETS (IN THOUSANDS):

December 31,	2025	2024
Assets
Investments in subsidiaries, at underlying equity:
Bank subsidiary	$99,939	$89,291

Cash in bank subsidiary	351	257

Other assets	377	453

Total assets	$100,667	$90,001

Liabilities and Shareholders' Equity:
Other liabilities	—	—

Total liabilities	$—	$—

Shareholders' equity	100,667	90,001

Total liabilities and shareholders' equity	$100,667	$90,001

CONDENSED STATEMENTS OF OPERATIONS (IN THOUSANDS):

Years Ended December 31,	2025	2024	2023
Income
Distributed income of bank subsidiary	$1,964	$3,350	$3,268
Undistributed income of bank subsidiary	2,230	18,773	6,404
Other income	8	3	4

Total income	4,202	22,126	9,676

Expenses
Other	291	423	510

Total expenses	291	423	510

Net income	$3,911	$21,703	$9,166

CONDENSED STATEMENTS OF CASH FLOWS (IN THOUSANDS):

Years Ended December 31,	2025	2024	2023
Cash flows from operating activities:
Net income	$3,911	$21,703	$9,166
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed (income) of subsidiaries	(2,231)	(18,773)	(6,404)
Change in other assets	76	(78)	(38)

Net cash provided by operating activities	1,756	2,852	2,724

Cash flows from investing activities:
	—	—	—

Net cash provided by investing activities	—	—	—

Cash flows from financing activities:
Stock repurchase	—	(792)	(208)
Dividends paid	(1,662)	(2,039)	(2,473)

Net cash used in financing activities	(1,662)	(2,831)	(2,681)

Net increase in cash	94	21	43
Cash, beginning of year	257	236	193

Cash, end of year	$351	$257	$236

NOTE O - EMPLOYEE AND DIRECTOR BENEFIT PLANS:

The Company sponsors the Peoples Financial Corporation Employee Stock Ownership Plan (“ESOP”). Employees who are in a position requiring at least 1,000 hours of service during a plan year and who are 21 years of age are eligible to participate in the ESOP. The Plan included 401(k) provisions and the former Gulf National Bank Profit Sharing Plan. Effective January 1, 2001, the ESOP was amended to separate the 401(k) funds into the Peoples Financial Corporation 401(k) Profit Sharing Plan. The separation had no impact on the eligibility or benefits provided to participants of either plan. The 401(k) provides for a matching contribution of 75% of the amounts contributed by the employee (up to 6% of compensation). Contributions are determined by the Board of Directors and may be paid either in cash or Peoples Financial Corporation common stock. Total contributions to the plans charged to operating expense were $281,000 for 2025,  $265,000 for 2024, and $274,000 for 2023.

The ESOP was frozen effective January 1, 2019. The ESOP held 187,063, 210,947 and 216,010 allocated shares at December 31, 2025, 2024 and 2023, respectively.

The Company established an Executive Supplemental Income Plan and a Directors’ Deferred Income Plan, which provide for pre-retirement and post-retirement benefits to certain key executives and directors. Benefits under the Executive Supplemental Income Plan are based upon the position and salary of the officer at retirement or death. Normal retirement benefits under the plan are equal to 67% of salary for the president and chief executive officer, 58% of salary for the executive vice president and 50% of salary for all other executive officers and are payable monthly over a period of fifteen years. Under the Directors’ Deferred Income Plan, the directors are given an opportunity to defer receipt of their annual directors’ fees until retirement from the board. For those who choose to participate, benefits are payable monthly for ten years beginning the first day of the month following the director’s normal retirement date. The normal retirement date is the later of the normal retirement age (65) or separation of service.  Through December 31, 2021, interest on deferred fees accrued at an annual rate of 10%, compounded annually. Also through December 31, 2021, after payments commenced, interest accrued at an annual rate of 7.50%, compounded monthly. The Board amended the plan on November 23, 2021, providing that, effective January 1, 2022, on a prospective basis, interest on deferred fees shall accrue at an annual rate equal to the Chase Manhattan Bank Prime Rate as of December 31st of each year, compounded annually, before payments commence under the plan, and that after payments have commenced, interest will accrue on the account balance at an annual fixed rate equal to Chase Manhattan Bank Prime Rate as of the Director’s separation from service, compounded monthly. The Company has acquired insurance policies, with the bank subsidiary as owner and beneficiary, which it may use as a source to pay potential benefits to the plan participants. These contracts are carried at their cash surrender value, which amounted to $19,323,618 and $18,862,950 at December 31, 2025 and 2024, respectively. The present value of accumulated benefits under these plans, using an interest rate of 5.00% at December 31, 2025 and 2024, respectively, and the interest ramp-up method has been accrued. The accrual amounted to $14,319,955 and $14,329,854 at December 31, 2025 and 2024, respectively, and is included in Employee and director benefit plans liabilities.

The Company also has additional plans for post-retirement benefits for certain key executives. The Company has acquired insurance policies, with the bank subsidiary as owner and beneficiary, which it may use as a source to pay potential benefits to the plan participants. These contracts are carried at their cash surrender value, which amounted to $3,357,078 and $3,304,283 at December 31, 2025 and 2024, respectively. The present value of accumulated benefits under these plans using an interest rate of 5.00% at December 31, 2025 and 2024, respectively, and the projected unit cost method has been accrued. The accrual amounted to $1,481,461 and $1,484,904 at December 31, 2025 and 2024, respectively, and is included in Employee and director benefit plans liabilities.

Additionally, there are two endorsement split dollar policies, with the bank subsidiary as owner and beneficiary, which provide a guaranteed death benefit to the participants’ beneficiaries. These contracts are carried at their cash surrender value, which amounted to $341,800 and $338,527 at December 31, 2025 and 2024, respectively. The present value of accumulated benefits under these plans using an interest rate of 5.00% at December 31, 2025 and 2024, respectively, and the projected unit cost method has been accrued. The accrual amounted to $117,881 and $114,871 at December 31, 2025 and 2024, respectively, and is included in Employee and director benefit plans liabilities.

The Company has additional plans for post-retirement benefits for directors. The Company has acquired insurance policies, with the bank subsidiary as owner and beneficiary, which it may use as a source to pay potential benefits to the plan participants. These contracts are carried at their cash surrender value, which amounted to $207,017 and $197,771 at December 31, 2025 and 2024, respectively. The present value of accumulated benefits under these plans using an interest rate of 5.00% at December 31, 2025 and 2024, respectively, and the projected unit cost method has been accrued. The accrual amounted to $226,455 and $217,422 at December 31, 2025 and 2024, respectively, and is included in Employee and director benefit plans liabilities.

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

The net postretirement benefit cost was as follows (in thousands):

For the Year Ended December 31,	2025	2024
Net Postretirement Benefit Cost	$(86)	$(159)

The accumulated postretirement benefit obligation and the balance in accumulated other comprehensive income was as follows (in thousands):

December 31,	2025	2024
Accumulated Postretirement Benefit Obligation	$3,735	$3,054
Fair Value of Plan Assets	—	—
Unfunded Status	$3,735	$3,054

Balance in Accumulated Other Comprehensive Income	$963	$1,843

Amounts recognized in Accumulated Other Comprehensive Income were as follows (in thousands):

For the Year Ended December 31,	2025	2024
Net Gain	$963	$1,684
Prior Service Credit	—	159
Total	$963	$1,843

The prior service credit and net gain that will be recognized in accumulated other comprehensive income during 2026 is $307,165.

The following is a summary of the actuarial assumptions used to determine the accumulated postretirement benefit obligation:

December 31,	2025	2024
Equivalent APBO Single Discount Rate	5.50%	5.60%
Rate of Increase in Future Compensation Levels	N/A	N/A
Current Pre 65 Health Care Trend Rate	8.27%	8.65%
Current Post 64 Health Care Trend Rate-Non Grandfathered	6.56%	5.68%
Current Post 64 Health Care Trend Rate-Grandfathered	8.42%	7.98%
Ultimate Health Care Trend Rate	4.50%	4.59%
Year Ultimate Trend Rate Reached	2044	2042

The following is a summary of the assumptions used to determine the net postretirement benefit cost:

January 1,	2025	2024
Equivalent APBO Single Discount Rate	5.60%	5.00%
Rate of Increase in Future Compensation Levels	N/A	N/A
Current Pre 65 Health Care Trend Rate	8.65%	8.35%
Current Post 64 Health Care Trend Rate-Non Grandfathered	5.68%	5.38%
Current Post 64 Health Care Trend Rate-Grandfathered	7.98%	7.23%
Ultimate Health Care Trend Rate	4.59%	4.59%
Year Ultimate Trend Rate Reached	2042	2042

The following is a reconciliation of the accumulated postretirement benefit obligation, which is included in employee and director benefit plans liabilities (in thousands):

	Accumulated
	Postretirement
	Benefit	Fair Value of	Funded
Reconciliation of Funded Status	Obligation	Plan Assets	Status
December 31, 2024:	$(3,054)	$—	$(3,054)
Service cost	(45)	—	(45)
Interest cost	(176)	—	(176)
Gains/(Losses)	(572)	—	(572)
Benefits paid	195	(195)	—
Participant contributions	(83)	83	—
Employer Contributions	—	112	112
December 31, 2025	$(3,735)	$—	$(3,735)

The following is a reconciliation of the accumulated other comprehensive income (in thousands):

			Accumulated Other
	Net	Prior Service	Comprehensive
	Gain/Loss	Cost/(Credit)	Income
December 31, 2024:	$(1,684)	$(159)	$(1,843)
Amortization payment	149	159	308
Liability (Gain)/Loss	572	—	572
December 31, 2025	$(963)	$—	$(963)

The source of the liability gain/(loss) is based upon demographic experience during 2024, claims and retiree contributions, medical trend assumptions, and the change in the discount rate from 5.60% to 5.50%.

The following table displays the benefits expected to be paid from the plan during each of the next five fiscal years, and in aggregate for the five fiscal years thereafter (in thousands):

Fiscal 2026	$315
Fiscal 2027	325
Fiscal 2028	270
Fiscal 2029	286
Fiscal 2030	304
Fiscal 2031-2035	$1,220

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

Deposits

The fair value of non-interest bearing demand and interest bearing savings and demand deposits is the amount reported in the financial statements. The fair value of time deposits is estimated by discounting the cash flows using current rates of time deposits with similar remaining maturities. The cash flows considered in computing the fair value of such deposits are based on contractual maturities for automatic renewal at current interest rates, Non-interest deposits are non-recurring Level 1 liabilities, while interest bearing deposits are classified as Level 3 liabilities.

Borrowings from Federal Home Loan Bank The fair value of non-interest bearing demand and interest bearing savings and demand deposits is the amount reported in the financial statements. The fair value of time deposits is estimated by discounting the cash flows using current rates of time deposits with similar remaining maturities. The cash flows considered in computing the fair value of such deposits are based on contractual maturities for automatic renewal at current interest rates unless the bank plans to purposely reduce time deposit balances as they mature. Non-interest deposits are non-recurring Level 1 liabilities, while interest bearing deposits are classified as Level 3 liabilities.

The fair value of Federal Home Loan Bank (“FHLB”) fixed rate borrowings is estimated using discounted cash flows based on current incremental borrowing rates for similar types of borrowing arrangements. The fair value of FHLB variable rate borrowings is estimated to be its carrying value. Borrowings from Federal Home Loan Bank are classified as Level 2 liabilities.

The balances of available for sale securities, which are the only assets measured at fair value on a recurring basis, by level within the fair value hierarchy and by investment type, as of December 31, 2025 and 2024, were as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
December 31, 2025:
U.S. Treasuries	$115,530	$—	$115,530	$—
Mortgage-backed securities	39,832	—	39,832	—
Collateralized mortgage obligations	57,829	—	57,829	—
States and political subdivisions	84,925	—	84,925	—
Total	$298,116	$—	$298,116	$—

December 31, 2024:
U.S. Treasuries	$117,045	$—	$117,045	$—
Mortgage-backed securities	42,512	—	42,512	—
Collateralized mortgage obligations	68,864	—	68,864	—
States and political subdivisions	80,227	—	80,227	—
Total	$308,648	$—	$308,648	$—

Collateral dependent loans, which are measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of December 31, 2025 and 2024 were as follows (in thousands):

Fair Value Measurements Using
December 31:	Total	Level 1	Level 2	Level 3
2025	$—	$—	$—	$—
2024	$—	$—	$—	$—

Other real estate, which is measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of December 31, 2025 and 2024 are as follows (in thousands):

		Fair Value Measurements Using
December 31:	Total	Level 1	Level 2	Level 3
2025	$—	$—	$—	$—
2024	$9	$—	$—	$9

The following table presents a summary of changes in the fair value of other real estate which is measured using Level 3 inputs (in thousands):

	2025	2024
Balance, beginning of year	$9	$—
Loans transferred to ORE	266	18
Sales	(266)	(9)
Write-downs	—	—
Chargeoffs	(9)	—
Balance, end of year	$—	$9

The carrying value and estimated fair value of financial instruments, by level within the fair value hierarchy, at December 31, 2025 and 2024 are as follows (in thousands):

	Carrying	Fair Value Measurements Using
	Amount	Level 1	Level 2	Level 3	Total
December 31, 2025:
Financial Assets:
Cash and due from banks	$19,581	$19,581	$—	$—	$19,581
Available for sale securities	298,116	—	298,116	—	298,116
Held to maturity securities, net	91,052	—	82,435	—	82,435
Loans, net	260,767	—	—	259,500	259,500
Financial Liabilities:
Deposits:
Non-interest bearing	172,909	172,909	—	—	172,909
Interest bearing	393,934	—	—	358,151	358,151
Time deposits	37,586	—	—	37,128	37,128
Borrowings Federal Home Loan Bank
Bank	800	—	800	—	800

	Carrying	Fair Value Measurements Using
	Amount	Level 1	Level 2	Level 3	Total
December 31, 2024:
Financial Assets:
Cash and due from banks	$107,744	$107,744	$—	$—	$107,744
Available for sale securities	308,648	—	308,648	—	308,648
Held to maturity securities, net	123,156	—	111,112	—	111,112
Loans, net	230,594	—	—	225,422	225,422
Financial Liabilities:
Deposits:
Non-interest bearing	235,183	235,183	—	—	235,183
Interest bearing	434,680	—	—	377,233	377,233
Time deposits	50,867	—	—	50,212	50,212

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
F 225.922.4611
www.eisneramper.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Peoples Financial Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of condition of Peoples Financial Corporation and Subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Credit Losses

The Company’s loan portfolio totaled $264 million as of December 31, 2025, and the allowance for credit losses on loans was $2.94 million. The Company’s unfunded loan commitments totaled $50.4 million, with an allowance for credit loss of $60,000. These amounts are included in the allowance for credit losses (“ACL”). As more fully described in Notes A and C to the Company’s consolidated financial statements, the Company estimates its exposure to expected credit losses as of the statement of condition date, for existing financial instruments held at amortized cost, and off-balance sheet exposures, such as unfunded loan commitments, letters of credit and other financial guarantees that are not unconditionally cancellable by the Company. The Company measures expected credit losses of financial assets on a collective (pool) basis when the financial assets share similar risk characteristics.

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

Addressing the critical audit matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. The primary procedures we performed to address this critical audit matter included:

●	Testing the design and operating effectiveness of controls over the allowance for credit losses including
o	completeness and accuracy of loan data including credit ratings and risk classification of loans,
o	lassifications of loans by loan segment, and
o	the identification of problem loans,

●	Performing analysis of prepayment speeds used to calculate the weighted average remaining maturity,
●	Evaluating the qualitative factors for completeness and reasonableness,
●	Verification of historical net loss,
●	Testing the accuracy and validation of the ACL model,
●	Testing the loan review function and evaluating the accuracy of loan credit ratings and reasonableness of specific reserves on individually evaluated loans, and
●	Evaluating the disclosures in the consolidated financial statements.

EisnerAmper LLP

www.eisneramper.com

We have served as the Company’s auditor since 2023. (Note: Partners of Postlethwaite & Netterville, APAC joined EisnerAmper LLP in 2023.  Postlethwaite & Netterville, APAC had served as the Company’s auditor since 2022).

/s/ EisnerAmper LLP

EISNERAMPER LLP

Baton Rouge, Louisiana

March 16, 2026

EisnerAmper LLP

www.eisneramper.com

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Postlethwaite & Netterville (“P&N”) served as the independent registered public accounting firm for the Company from 2023 until December 6, 2023, at which time the firm combined its practice (“the Practice Combination”) with EisnerAmper LLP (“EisnerAmper”).  As a result of the Practice Combination, P&N effectively resigned as the Company’s independent registered public accounting firm and EisnerAmper, as the successor to P&N following the Practice Combination, was engaged as the Company’s independent registered public accounting firm.

The Company’s Board of Directors was notified of the Practice Combination and the effective resignation of P&N and approved the retention of EisnerAmper.  The effective resignation of P&N was the result of the Practice Combination and not the result of any disagreements with P&N.  The Board of Directors has appointed EisnerAmper as auditors for the fiscal year ending December 31, 2026.

The Company has been advised that neither EisnerAmper nor any of its partners has any direct or any material indirect financial interest in the securities of the Company or any of its subsidiaries, except as auditors and consultants on accounting procedures.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2025, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the period ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management of the Company, including its Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of internal control over financial reporting as of December 31, 2025, using the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our assessment included a review of the documentation of controls, evaluations of the design of the internal control system and tests of operating effectiveness of the internal controls. Based on the assessment, management has concluded that the Company had effective internal control over financial reporting as of December 31, 2025.

/s/ Chevis C. Swetman	/s/ Leslie B. Fulton
Chevis C. Swetman	Leslie B. Fulton
Chairman, President and Chief Executive Officer	Chief Financial Officer
March 18, 2026	March 18, 2026

ITEM 9B - OTHER INFORMATION

Pursuant to Item 408(a) of Regulation S-K, none of our directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended December 31, 2025.

ITEM 9C – DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as provided below, the information required by this item will be contained in Sections II, III, and IX of our definitive proxy statement to be filed on March 18 2026, relating to our 2026 Annual Meeting of stockholders to be held April 22, 2026, and is incorporated herein by reference.

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

ITEM 11 - EXECUTIVE COMPENSATION

The information in Section VI contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 22, 2026, which will be filed by the Company in definitive form with the Commission on March 18, 2026, is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in Sections IV and V contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 22, 2026, which was filed by the Company in definitive form with the Commission on March 18, 2026, is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information in Sections III and VII contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 22, 2026, filed by the Company in definitive form with the Commission on or about March 18, 2026, is incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

The information in Section II and Section XI contained in the Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 22, 2026, which will be filed by the Company in definitive form with the Commission on March 18, 2026, is incorporated herein by reference.

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

(101)The following materials from the Company’s 2025 Annual Report to Shareholders, formatted in iXBRL (inline Extensible Business Reporting Language): (i) Consolidated Statements of Condition at December 31, 2025 and 2024, (ii) Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2025, 2024 and 2023, (iv) Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2025 and 2024, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023 and (vi) Notes to the Consolidated Financial Statements for the year ended December 31, 2025, 2024 and 2023 *

(104)Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)
*	Filed Herewith.
(P)	Paper filing.

ITEM 16 – FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL CORPORATION
(Registrant)

Date:	March 18, 2026
BY:	/s/ Chevis C. Swetman
Chevis C. Swetman, Chairman of the Board
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

		BY:	/s/ Chevis C. Swetman
		Date:	March 18, 2026
Chevis C. Swetman, Chairman, President and CEO
(principal executive officer)

BY:	/s/ Ronald G. Barnes	BY:	/s/ Padrick D. Dennis
Date:	March 18, 2026	Date:	March 18, 2026
	Ronald G. Barnes, Director		Padrick D. Dennis, Director

BY:	/s/ Jeffrey H. O’Keefe	BY:	/s/ Katherine P. Hunt
Date:	March 18, 2026	Date:	March 18, 2026
	Jeffrey H. O’Keefe, Director		Katherine P. Hunt, Director

BY:	/s/ George J. Sliman III	BY:	/s/ Leslie B. Fulton
Date:	March 18, 2026	Date:	March 18, 2026
	George J. Sliman, III, Director		Leslie B. Fulton, Chief Financial Officer
(principal financial and accounting officer)