Form 10-Q
period 2026-03-31
PEOPLES FINANCIAL CORP /MS/
filed 2026-05-12
CIK 770460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number	001-12103

PEOPLES FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Mississippi	64-0709834
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Lameuse and Howard Avenues, Biloxi, Mississippi	39533
(Address of principal executive offices)	(Zip Code)

(228) 435-5511
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	PFBX	None

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date. Peoples Financial Corporation has only one class of common stock authorized. At April 30, 2026, there were 15,000,000 shares of $1 par value common stock authorized, with 4,617,466 shares issued and outstanding.

Part 1 – Financial Information

Item 1: Financial Statements

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition

(in thousands except share data)

	March 31, 2026	December 31, 2025
	(unaudited)	(audited)
Assets
Cash and due from banks	$57,386	$19,581
Available for sale securities, amortized cost of $349,623 at March 31, 2026; $323,240 at December 31, 2025	323,543	298,116
Held to maturity securities, fair value of $75,003 at March 31, 2026; $82,435 at December 31, 2025	84,023	91,083
Less: Allowance for credit losses on held to maturity securities	31	31
Held to maturity securities, net	83,992	91,052
Other investments	350	350
Federal Home Loan Bank Stock, at cost	1,182	1,170
Loans	268,814	263,706
Less: Allowance for credit losses on loans and leases	3,100	2,939
Loans, net	265,714	260,767
Bank premises and equipment, net of accumulated depreciation	17,215	17,387
Accrued interest receivable	3,022	3,060
Cash surrender value of life insurance	22,692	22,546
Intangible asset	398	414
Other assets	12,766	12,678
Total assets	$788,260	$727,121
Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Demand, non-interest bearing	$187,743	$172,909
Savings and demand, interest bearing	441,001	393,934
Time, $250,000 or more	12,153	13,591
Other time deposits	25,292	23,995
Total deposits	666,189	604,429
Advances from Federal Home Loan Bank	—	800
Employee and director benefit plans liabilities	19,887	19,881
Other liabilities	789	1,344
Total liabilities	686,865	626,454
Shareholders' Equity:
Common stock, $1 par value, 15,000,000 shares authorized, 4,617,466 shares issued and outstanding at March 31, 2026 and December 31, 2025	4,617	4,617
Surplus	65,780	65,780
Undivided profits	60,186	58,740
Accumulated other comprehensive loss	(29,188)	(28,470)
Total shareholders' equity	101,395	100,667
Total liabilities and shareholders' equity	$788,260	$727,121

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Operations

(in thousands except per share data) (unaudited)

	Three Months Ended March 31,
	2026	2025
Interest income:
Interest and fees on loans	$4,209	$3,396
Interest and dividends on securities:
U. S. Treasuries	934	1,351
Mortgage-backed securities	338	545
States and political subdivisions	917	981
Collateralized mortgage obligations	447	541
Other investments	12	7
Interest on balances due from depository institutions	754	738
Total interest income	7,611	7,559
Interest expense:
Deposits	1,838	1,891
Borrowings	6	—
Total interest expense	1,844	1,891
Net interest income	5,767	5,668
Reduction of credit losses	(8)	(5)
Net interest income after provision for credit losses	5,775	5,673
Non-interest income:
Trust department income and fees	640	626
Service charges on deposit accounts	764	770
Increase in cash surrender value of life insurance	129	120
Other income	248	187
Total non-interest income	1,781	1,703
Non-interest expense:
Salaries and employee benefits	2,665	2,716
Net occupancy	554	563
Equipment rentals, depreciation and maintenance	719	783
FDIC and state banking assessments	98	96
Data processing	302	314
ATM expense	371	291
Legal expense	66	64
Other expense	933	864
Total non-interest expense	5,708	5,691
Income before income taxes	1,848	1,685
Income tax expense	402	375
Net income	$1,446	$1,310
Basic and diluted earnings per share	$0.31	$0.28
Dividends declared per share	$—	$—

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands) (unaudited)

	Three Months Ended March 31,
	2026	2025
Net income	$1,446	$1,310
Other comprehensive income (loss):
Net unrealized gain (loss) on available for sale securities, net of tax	(718)	3,144
Total other comprehensive income (loss)	(718)	3,144
Total comprehensive income (loss)	$728	$4,454

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2026 and March 31, 2025

(in thousands except share data) (unaudited)

					Accumulated
	Number of				Other
	Common	Common		Undivided	Comprehensive
	Shares	Stock	Surplus	Profits	Income (loss)	Total
Balance, January 1, 2025	4,617,466	$4,617	$65,780	$56,491	$(36,887)	$90,001
Net income				1,310		1,310
Other comprehensive income (loss)					3,144	3,144
Balance, March 31, 2025	4,617,466	$4,617	$65,780	$57,801	$(33,743)	$94,455
Balance, January 1, 2026	4,617,466	$4,617	$65,780	$58,740	$(28,470)	$100,667
Net income				1,446		1,446
Other comprehensive income (loss)					(718)	(718)
Balance, March 31, 2026	4,617,466	$4,617	$65,780	$60,186	$(29,188)	$101,395

Note: Balances as of January 1, 2026 and 2025 were audited.

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands) (unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$1,446	$1,310
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	402	420
Provision for (reduction of) credit losses	(8)	(5)
Amortization of intangible asset	16	16
(Accretion) amortization of available for sale securities	(175)	(267)
Amortization (accretion) of held to maturity securities	75	92
Increase in cash surrender value of life insurance	(129)	(120)
Change in accrued interest receivable	38	208
Change in deferred tax	(45)	117
Change in other assets	188	366
Change in employee and director benefit plan liabilities and other liabilities	(541)	(946)
Net cash provided by operating activities	1,267	1,191
Cash flows from investing activities:
Proceeds from maturities of available for sale securities	32,704	16,537
Purchases of available for sale securities	(58,911)	(73,655)
Proceeds from maturities of held to maturity securities	6,985	10,476
Redemptions of Federal Home Loan Bank stock	(12)	(6)
Loans, net change	(4,947)	1,918
Acquisition of bank premises and equipment	(230)	(19)
Investment in cash surrender value of life insurance	(11)	(13)
Net cash (used) by investing activities	(24,422)	(44,762)
Cash flows from financing activities:
Demand and savings deposits, net change	61,901	35,505
Time deposits, net change	(141)	(4,244)
Borrowings from Federal Home Loan Bank	40,350	—
Repayments to Federal Home Loan Bank	(41,150)	—
Net cash provided by financing activities	60,960	31,261
Net increase (decrease) in cash and cash equivalents	37,805	(12,310)
Cash and cash equivalents, beginning of period	19,581	107,744
Cash and cash equivalents, end of period	$57,386	$95,434

See Notes to Consolidated Financial Statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2026 and 2025

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

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the consolidated financial position of the Company and its subsidiaries as of March 31, 2026 and December 31, 2025 the results of their operations and their cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2025 Annual Report and Form 10-K.

CRITICAL ACCOUNTING POLICIES

The results of operations for the quarter and three months ended March 31, 2026, are not necessarily indicative of the results to be expected for the full year.

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

There were no material changes or developments during the reporting period with respect to methodologies that the Company uses when applying what management believes are critical accounting policies and developing critical accounting estimates as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2025.

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

The Company’s loan portfolio segments as of March 31, 2026 and December 31, 2025 were as follows:

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

RECENT ACCOUNTING PRONOUNCEMENTS

There were no new accounting pronouncements issued or adopted during the three months ended March 31, 2026 that are expected to have a material impact on the Company’s consolidated financial statements.

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

Accounting Standards Update –In November 2025, the Financial Accounting Standards Board issued Accounting Standards Update 2025-08 (“ASU 2025-08”), Purchased Loans (Topic 326).  ASU 2025-08 updates the credit loss accounting model under Topic 326 by expanding the gross up approach—previously limited to Purchased Credit Deteriorated (PCD) assets—to a broader class of acquired loans called purchased seasoned loans (PSLs). Under the new guidance, entities recognize an allowance for expected credit losses at acquisition with a corresponding increase to the loan’s amortized cost basis, eliminating the prior requirement to record a Day 1 credit loss expense for non PCD loans. This change addresses long-standing stakeholder concerns that the old dual model framework was overly complex, subjective, and created inconsistent and economically counterintuitive outcomes, particularly because expected losses were already embedded in fair value at acquisition.  ASU 2025-08 will be effective for interim and annual periods for fiscal years beginning after December 15, 2026.  Early adoption is permitted for entities that have not yet issued their financial statements.  Management has evaluated the impact of the adoption of this standard and determined there would be no material impact to the Company’s consolidated financial position or results of operation.

2.	Earnings Per Share:

Per share data is based on the weighted average shares of common stock outstanding of 4,617,466 for the three months ended March 31, 2026 and 2025, respectively.  The Company has no potentially dilutive shares.

3.	Statements of Cash Flows:

The Company has defined cash and cash equivalents as cash and due from banks. Cash and due from banks for the purposes of the Consolidated Statements of Cash Flows, include cash on hand, balances due from banks; which includes non-interest- and interest-bearing accounts, and federal funds sold, all of which mature within ninety days.

The Company paid $1,843,624 and $1,888,799 for the three months ended March 31, 2026 and 2025, respectively, for interest on deposits and borrowings. No federal or state income tax payments were made during the three months ended March 31, 2026 and 2025, respectively. No loans were transferred to other real estate during the three months ended March 31, 2026 and 2025.

4.	Investments:

The Company evaluated credit impairment for individual securities available for sale (AFS) whose fair value was below amortized cost with a more than inconsequential risk of default and where the Company had assessed the decline in fair value significant enough to suggest a credit event occurred.  Due to the zero-credit loss assumption and the considerations applied to the securities AFS, there was no ACL recorded for securities AFS as of March 31, 2026 and December 31, 2025. The Company first established an allowance for credit losses for individual securities held to maturity in 2023 and evaluated impairment for individual securities held to maturity again as of December 31, 2025 and determined an allowance for credit loss of $31,000 was appropriate. No additional impairment was recorded as of March 31, 2026.

The amortized cost, fair value and allowance for credit losses related to securities at March 31, 2026 and December 31, 2025, are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
March 31, 2026	Cost	Gains	Losses	Fair Value
Available for sale securities:
U.S. Treasuries	$148,654	15	$(4,132)	$144,537
Mortgage-backed securities	41,858	147	(3,029)	38,976
Collateralized mortgage obligations	59,278	72	(3,628)	55,722
States and political subdivisions	99,833	—	(15,525)	84,308
Total available for sale securities	$349,623	$234	$(26,314)	$323,543

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2025	Cost	Gains	Losses	Fair Value
Available for sale securities:
U.S. Treasuries	$119,363	$74	$(3,907)	$115,530
Mortgage-backed securities	42,656	134	(2,958)	39,832
Collateralized mortgage obligations	61,282	25	(3,478)	57,829
States and political subdivisions	99,939	—	(15,014)	84,925
Total available for sale securities	$323,240	$233	$(25,357)	$298,116

		Gross	Gross		Allowance	Net
	Amortized	Unrealized	Unrealized	Estimated	for Credit	Carrying
March 31, 2026	Cost	Gains	Losses	Fair Value	Losses	Amount
Held to maturity securities:
U.S. Treasuries	$9,992	$—	$(125)	$9,867	$—	$9,992
States and political subdivisions	74,031	11	(8,906)	65,136	(31)	74,000
Total held to maturity securities	$84,023	$11	$(9,031)	$75,003	$(31)	$83,992

		Gross	Gross		Allowance	Net
	Amortized	Unrealized	Unrealized	Estimated	for Credit	Carrying
December 31, 2025	Cost	Gains	Losses	Fair Value	Losses	Amount
Held to maturity securities:
U.S. Treasuries	$14,990	$10	$(104)	$14,896	$—	$14,990
States and political subdivisions	76,093	11	(8,565)	67,539	(31)	76,062
Total held to maturity securities	$91,083	$21	$(8,669)	$82,435	$(31)	$91,052

The following table shows a rollforward of the allowance for credit losses on held-to-maturity securities for the three months ended March 31, 2026 and the year ended December 31, 2025 and the three months ended March 31, 2025 and the year ended December 31, 2024 (in thousands):

State and political
subdivisions
Balance, December 31, 2025	$31
Provision for credit losses	—
Charge-offs of securities	—
Recoveries	—
Balance, March 31, 2026	$31

State and political
subdivisions
Balance, December 31, 2024	$40
Provision for credit losses	—
Charge-offs of securities	—
Recoveries	—
Balance, March 31, 2025	$40

The Company monitors the credit quality of the debt securities held-to-maturity through the use of credit ratings. The Company monitors the credit ratings on a quarterly basis. The following table summarizes the amortized cost of debt securities held-to-maturity at March 31, 2026 and December 31, 2025, aggregated by credit quality indicators (in thousands):

	March 31, 2026	December 31, 2025
Aaa	$—	$—
Aa1/Aa2/Aa3	37,940	44,503
A1/A2	3,123	3,131
Baa1/Baa2	1,000	1,000
Not rated	41,960	42,449
Total	$84,023	$91,083

At March 31, 2026 and December 31, 2025, the Company had no securities held-to-maturity that were past due 30 days or more as to principal or interest payments. The Company had no securities held-to-maturity classified as nonaccrual for the three months ended March 31, 2026 and the year ended December 31, 2025.

The amortized cost and fair value of debt securities at March 31, 2026, (in thousands) by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations are excluded from the contractual categories because the timing of principal repayments is dependent on underlying borrower prepayment patterns, which can cause actual maturities to differ materially from stated contractual maturities.  As a result, contractual maturity information is not meaningful for these securities.

	Amortized Cost	Fair Value
Available for sale securities:
Due in one year or less	$69,011	$68,954
Due after one year through five years	97,285	91,853
Due after five years through ten years	50,905	43,226
Due after ten years	31,286	24,812
Mortgage-backed securities	41,858	38,976
Collateralized mortgage obligations	59,278	55,722
Total	$349,623	$323,543
Held to maturity securities:
Due in one year or less	$2,200	$2,191
Due after one year through five years	39,052	37,506
Due after five years through ten years	29,428	25,519
Due after ten years	13,343	9,787
Total	$84,023	$75,003

Available for sale securities with gross unrealized losses at March 31, 2026 and December 31, 2025, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows (in thousands):

	Less Than Twelve Months		Over Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
Available for Sale	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
March 31, 2026:
U.S. Treasuries	$63,904	$100	$70,619	4,032	134,523	$4,132
Mortgage-backed securities	—	—	27,655	3,029	27,655	3,029
Collateralized mortgage obligations	3,724	27	35,788	3,601	39,512	3,628
States and political subdivisions	—	—	84,308	15,525	84,308	15,525
Total	$67,628	$127	$218,370	$26,187	$285,998	$26,314

	Less Than Twelve Months		Over Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
Available for Sale	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2025:
U.S. Treasuries	$4,987	$2	$70,701	$3,905	75,688	$3,907
Mortgage-backed securities	—	—	28,344	2,958	28,344	2,958
Collateralized mortgage obligations	12,182	29	34,811	3,449	46,993	3,478
States and political subdivisions	1,833	177	83,092	14,837	84,925	15,014
Total	$19,002	$208	$216,948	$25,149	$235,950	$25,357

At March 31, 2026, 19 of the 21 Treasuries, 39 of the 46 mortgage-backed securities, 19 of the 26 collateralized mortgage obligations and 75 of the 75 securities issued by states and political subdivisions contained unrealized losses.

There were no sales of available for sale debt securities for the three months ended March 31, 2026 and March 31, 2025.

Securities with a fair value of $337,660,216 and $262,193,802 at March 31, 2026 and December 31, 2025, respectively, were pledged to secure public deposits, federal funds purchased and other balances required by law.

5.	Loans:

The composition of the loan portfolio at March 31, 2026 and December 31, 2025 is as follows (in thousands):

	March 31, 2026	December 31, 2025
Real estate, residential	$88,460	$86,980
Real estate, construction	29,836	24,990
Real estate, nonresidential	124,727	124,843
Commercial and industrial	15,373	17,077
Other	10,418	9,816
Total	$268,814	$263,706

The age analysis of the loan portfolio, segregated by class of loans, as of March 31, 2026, and December 31, 2025 is as follows (in thousands):

							Loans Past
							Due Greater
	Number of Days Past Due						Than 90
			Greater	Total		Total	Days and
	30 - 59	60 - 89	Than 90	Past Due	Current	Loans	Still Accruing
March 31, 2026:
Real estate, residential	$475	$—	$331	$806	$87,654	$88,460	$—
Real estate, construction	123	—	—	123	29,713	29,836	—
Real estate, nonresidential	322	4	—	326	124,401	124,727	—
Commercial and industrial	9	—	—	9	15,364	15,373	—
Other	33	—	—	33	10,385	10,418	—
Total	$962	$4	$331	$1,297	$267,517	$268,814	$—
December 31, 2025:
Real estate, residential	$398	$274	$17	$689	$86,291	$86,980	$—
Real estate, construction	115	—	—	115	24,875	24,990	—
Real estate, nonresidential	104	188	—	292	124,551	124,843	—
Commercial and industrial	—	385	13	398	16,679	17,077	—
Other	24	261	—	285	9,531	9,816	—
Total	$641	$1,108	$30	$1,779	$261,927	$263,706	$—

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

The following tables further disaggregate credit quality disclosures by amortized cost by class and vintage for term loans and by revolving and revolving converted to amortizing as of March 31, 2026 and December 31, 2025 (in thousands). The Company defines vintage as the later of origination, or restructure date.

	Term Loans							Revolving
	Amortized Cost Basis by Origination Year							Loans
							Revolving	Converted to
	2026	2025	2024	2023	2022	Prior	Loans	Term Loans	Total
March 31, 2026:
Real Estate, Residential Loans:
A, B, or C	$2,650	$12,586	$10,839	$13,047	$12,151	$29,504	$5,246	$1,322	$87,345
S	—	—	—	—	—	45	—	—	45
D	—	—	—	—	—	503	59	—	562
E	—	—	166	—	—	342	—	—	508
F	—	—	—	—	—	—	—	—	—
Total Real Estate Residential Loans	$2,650	$12,586	$11,005	$13,047	$12,151	$30,394	$5,305	$1,322	$88,460

Real Estate, Construction Loans:
A, B, or C	$1,354	$1,288	$2,539	$420	$1,252	$5,044	$17,809	$—	$29,706
S	—	—	—	—	—	—	—	—	—
D	—	—	—	—	—	130	—	—	130
E	—	—	—	—	—	—		—	—
F	—	—	—	—	—	—	—	—	—
Total Real Estate, Construction Loans	$1,354	$1,288	$2,539	$420	$1,252	$5,174	$17,809	$—	$29,836

Real Estate,Nonresidential Loans:
A, B, or C	$497	$16,587	$2,492	$10,299	$17,453	$47,474	$29,244	$—	$124,046
S	—	—	—	—	—	45	—	—	45
D	—	—	—	—	—	636	—	—	636
E	—	—	—	—	—	—	—	—	—
F	—	—	—	—	—	—	—	—	—
Total Real Estate, Nonresidential Loans	$497	$16,587	$2,492	$10,299	$17,453	$48,155	$29,244	$—	$124,727

Commercial and industrial
A, B, or C	$139	$1,911	$820	$403	$282	$4,157	$7,652	$—	$15,364
S	—	—	—	—	—	—	—	—	—
D	—	—	—	—	—	—	—	—	—
E	—	—	—	—	9	—	—	—	9
F	—	—	—	—	—	—	—	—	—
Total Commercial and Industrial Loans	$139	$1,911	$820	$403	$291	$4,157	$7,652	$—	$15,373

Consumer/Other Loans
A, B, or C	$1,409	$3,734	$2,370	$1,600	$457	$448	$393	$—	$10,411
S	—	—	—	—	—	—	—	—	—
D	—	—	3	—	—	—	4	—	7
E	—	—	—	—	—	—	—	—	—
F	—	—	—	—	—	—	—	—	—
Total Consumer/Other Loans	$1,409	$3,734	$2,373	$1,600	$457	$448	$397	$—	$10,418

	Term Loans							Revolving
	Amortized Cost Basis by Origination Year							Loans
							Revolving	Converted to
	2025	2024	2023	2022	2021	Prior	Loans	Term Loans	Total
December 31, 2025:
Real Estate, Residential Loans:
A, B, or C	$12,886	$10,060	$12,735	$12,435	$9,218	$21,004	$4,519	$2,982	$85,839
S	—	—	—	—	—	49	—	—	49
D	—	—	—	—	—	514	58	—	572
E	—	167	—	—	274	79	—	—	520
F	—	—	—	—	—	—	—	—	—
Total Real Estate Residential Loans	$12,886	$10,227	$12,735	$12,435	$9,492	$21,646	$4,577	$2,982	$86,980

Real Estate, Construction Loans:
A, B, or C	$1,395	$2,662	$319	$1,309	$1,770	$3,382	$13,903	$—	$24,740
S	—	—	—	—	—	—	—	—	—
D	—	—	117	—	—	133	—	—	250
E	—	—	—	—	—	—	—	—	—
F	—	—	—	—	—	—	—	—	—
Total Real Estate, Construction Loans	$1,395	$2,662	$436	$1,309	$1,770	$3,515	$13,903	$—	$24,990

Real Estate,Nonresidential Loans:
A, B, or C	$16,627	$2,518	$10,432	$19,922	$9,473	$41,933	$23,425	$—	$124,330
S	—	—	—	—	—	48	—	—	48
D	—	—	—	—	—	465	—	—	465
E	—	—	—	—	—	—	—	—	—
F	—	—	—	—	—	—	—	—	—
Total Real Estate, Nonresidential Loans	$16,627	$2,518	$10,432	$19,922	$9,473	$42,446	$23,425	$—	$124,843

Commercial and industrial
A, B, or C	$2,169	$875	$323	$305	$2	$4,222	$9,168	$—	$17,064
S	—	—	—	—	—	—	—	—	—
D	—	—	—	—	—	—	—	—	—
E	—	—	—	13	—	—	—	—	13
F	—	—	—	—	—	—	—	—	—
Total Commercial and Industrial Loans	$2,169	$875	$323	$318	$2	$4,222	$9,168	$—	$17,077

Consumer/Other Loans
A, B, or C	$4,102	$2,557	$1,780	$502	$236	$249	$383	$—	$9,809
S	—	—	—	—	—	—	—	—	—
D	—	3	—	—	—	—	4	—	7
E	—	—	—	—	—	—	—	—	—
F	—	—	—	—	—	—	—	—	—
Total Consumer/Other Loans	$4,102	$2,560	$1,780	$502	$236	$249	$387	$—	$9,816

The following table is a summary of the Company’s nonaccrual loans by major categories for the periods indicated (in thousands):

	March 31, 2026
	Nonaccrual Loans with	Nonaccrual Loans	Total Nonaccrual
	No Allowance	with an Allowance	Loans
Real estate, residential	$344	$164	$508
Commercial and industrial	—	9	9
Total	$344	$173	$517

	December 31, 2025
	Nonaccrual Loans with	Nonaccrual Loans	Total Nonaccrual
	No Allowance	with an Allowance	Loans
Real estate, residential	$352	$168	$520
Commercial and industrial	—	13	13
Total	$352	$181	$533

The Company recognized no interest income on nonaccrual loans during the three months ended March 31, 2026 or the year ended December 31, 2025.

The following table represents the accrued interest receivables written off by reversing interest income during the three months ended March 31, 2026 and the year ended December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Real estate, residential	$—	$3
Total loans	$—	$3

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

The following table presents an analysis of collateral-dependent loans of the Company as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
	Residential	Residential
	Properties	Properties
Real estate, residential	$512	$523
Commercial and industrial	9	13
Total loans	$521	$536

The following tables further disaggregates nonaccrual disclosures by amortized cost by class and vintage for term loans and by revolving and revolving converted to amortizing as of March 31, 2026 and December 31, 2025 (in thousands). The Company defines vintage as the later of origination or restructure date:

	Term Loans							Revolving
	Amortized Cost Basis by Origination Year							Loans
							Revolving	Converted to
	2026	2025	2024	2023	2022	Prior	Loans	Term Loans	Total
March 31, 2026:
Real estate, residential	$—	$—	$167	$—	$—	$341	$—	$—	$508
Real estate, construction	—	—	—	—	—	—	—	—	—
Real estate, nonresidential	—	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	9	—	—	—	9
Consumer/Other	—	—	—	—	—	—	—	—	—
Total Loans on Nonaccrual	$—	$—	$167	$—	$9	$341	$—	$—	$517

	Term Loans							Revolving
	Amortized Cost Basis by Origination Year							Loans
							Revolving	Converted to
	2025	2024	2023	2022	2021	Prior	Loans	Term Loans	Total
December 31, 2025:
Real estate, residential	$—	$167	$—	$—	$274	$79	$—	$—	$520
Real estate, construction	—	—	—	—	—	—	—	—	—
Real estate, nonresidential	—	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	13	—	—	—	—	13
Consumer/Other	—	—	—	—	—	—	—	—	—
Total Loans on Nonaccrual	$—	$167	$—	$13	$274	$79	$—	$—	$533

The Company had no loan modifications made to borrowers experiencing financial difficulty as of March 31, 2026 and  of December 31, 2025.

6.	Allowance for Credit Losses:

The following tables show activity in the allowance for credit losses by portfolio class for the three and three months ended March 31, 2026 and 2025 as well as the corresponding recorded investment in loans at the end of each period.

The calculation of the allowance for credit losses under CECL is performed using two primary approaches: a collective approach for pools of loans that have similar risk characteristics using a loss rate analysis, and a specific reserve analysis for credits individually evaluated.

Transactions in the allowance for credit losses for the three ended March 31, 2026 and 2025, and the balances of loans, individually and collectively evaluated for impairment, as of March 31, 2026 and 2025, are as follows (in thousands):

	Real Estate,	Real Estate,	Real Estate,	Commercial
	Residential	Construction	Nonresidential	and Industrial	Other	Total
Three months ended March 31, 2026
Allowance for credit losses
Beginning balance	$759	$183	$1,729	$108	$160	$2,939
Charge-offs	(1)	—	—	—	(56)	(57)
Recoveries	15	9	155	—	39	218
Net provision for credit losses	54	46	(145)	7	38	—
Ending Balance	$827	$238	$1,739	$115	$181	$3,100
Reserve for unfunded lending commitments
Beginning balance	$2	$9	$12	$15	$22	$60
Provision for losses on unfunded commitments	1	(1)	(1)	(3)	(4)	(8)
Ending balance-reserve for unfunded commitments	$3	$8	$11	$12	$18	$52
Total allowance for credit losses	$830	$246	$1,750	$127	$199	$3,152
Allowance for credit losses
Individually evaluated	$80	$—	$—	$9	$7	$96
Collectively evaluated	747	238	1,739	106	174	3,004
Total allowance for credit losses:	$827	$238	$1,739	$115	$181	$3,100
Reserve for unfunded lending commitments
Individually evaluated	$—	$—	$—	$—	$—	$—
Collectively evaluated	3	8	11	12	18	52
Reserve for unfunded lending commitments:	3	8	11	12	18	52
Total allowance for credit losses, March 31, 2026	$830	$246	$1,750	$127	$199	$3,152
Loans, Quarter ended March 31, 2026
Individually evaluated	$1,070	$130	$636	$9	$7	$1,852
Collectively evaluated	87,390	29,706	124,091	15,364	10,411	266,962
Total loans, March 31, 2026	$88,460	$29,836	$124,727	$15,373	$10,418	$268,814

	Real Estate,	Real Estate,	Real Estate,	Commercial
	Residential	Construction	Nonresidential	and Industrial	Other	Total
Three months ended March 31, 2025
Allowance for credit losses
Beginning balance	$676	$135	$1,835	$92	$244	$2,982
Charge-offs	—	—	—	—	(53)	(53)
Recoveries	2	9	1	—	28	40
Net provision for credit losses	50	(4)	(70)	(12)	36	—
Ending Balance	$728	$140	$1,766	$80	$255	$2,969
Reserve for unfunded lending commitments
Beginning balance	$2	$23	$10	$12	$36	$83
Provision for losses on unfunded commitments	1	(3)	1	3	(7)	(5)
Ending balance-reserve for unfunded commitments	$3	$20	$11	$15	$29	$78
Total allowance for credit losses	$731	$160	$1,777	$95	$284	$3,047
Allowance for credit losses
Individually evaluated	$42	$—	$—	$—	$9	$51
Collectively evaluated	686	140	1,766	80	246	2,918
Total allowance for credit losses:	$728	$140	$1,766	$80	$255	$2,969
Reserve for unfunded lending commitments
Individually evaluated	$—	$—	$—	$—	$—	$—
Collectively evaluated	3	20	11	15	29	78
Reserve for unfunded lending commitments:	3	20	11	15	29	78
Total allowance for credit losses, March 31, 2025	$731	$160	$1,777	$95	$284	$3,047
Loans, Quarter ended March 31, 2025
Individually evaluated	$936	$261	$470	$21	$9	$1,697
Collectively evaluated	79,427	17,277	110,044	12,338	10,862	229,948
Total loans, March 31, 2025	$80,363	$17,538	$110,514	$12,359	$10,871	$231,645

The following table further disaggregates gross charge-off disclosures by amortized cost by credit quality indicator, class, and year of origination for the three month periods ended March 31, 2026 and March 31, 2025 (in thousands). The Company defines vintage as the later of origination or restructure date.

	Term Loans							Revolving
	Amortized Cost Basis by Origination Year							Loans
							Revolving	Converted to
	2026	2025	2024	2023	2022	Prior	Loans	Term Loans	Total
March 31, 2026:
Real estate, residential	$—	$—	$—	$—	$—	$—	$—	$—	$—
A,B, or C	—	—	—	—	—	—	—	—	—
S	—	—	—	—	—	—	—	—	—
D	—	—	—	—	—	—	—	—	—
E	—	—	—	—	—	1	—	—	1
F	—	—	—	—	—	—	—	—	—
Total Real estate, nonresidential loans	$—	$—	$—	$—	$—	$1	$—	$—	$1
Consumer/Other
A,B, or C	$55	$1	$—	$—	$—	$—	$—	$—	$56
S	—	—	—	—	—	—	—	—	—
D	—	—	—	—	—	—	—	—	—
E	—	—	—	—	—	—	—	—	—
F	—	—	—	—	—	—	—	—	—
Total Consumer/Other Loans	$55	$1	$—	$—	$—	$—	$—	$—	$56
Total Gross Loan Chargeoffs:	$55	$1	$—	$—	$—	$1	$—	$—	$57

	Term Loans							Revolving
	Amortized Cost Basis by Origination Year							Loans
							Revolving	Converted to
	2025	2024	2023	2022	2021	Prior	Loans	Term Loans	Total
March 31, 2025:
Consumer/Other
A,B, or C	$48	$—	$—	$—	$—	$—	$—	$—	$48
S	—	—	—	—	—	—	—	—	—
D	—	2	—	—	—	—	—	—	2
E	—	3	—	—	—	—	—	—	3
F	—	—	—	—	—	—	—	—	—
Total Consumer/Other Loans	$48	$5	$—	$—	$—	$—	$—	$—	$53
Total Gross Loan Chargeoffs:	$48	$5	$—	$—	$—	$—	$—	$—	$53

7.	Shareholders’ Equity:

There were no dividends declared during the three month periods ended March 31, 2026 and March 31, 2025.

The components of accumulated other comprehensive income, net of tax, as of March 31, 2026 and December 31, 2025, are as follows:

	March 31, 2026	December 31, 2025
Beginning balance accumulated other comprehensive (loss) income	$(28,470)	$(36,887)
Net unrealized gain (loss) on available for sale securities, net of tax	(718)	9,077
(Loss) gain from unfunded post-retirement benefit obligation, net of tax	—	(660)
Ending balance accumulated other comprehensive (loss)income	$(29,188)	$(28,470)

8.	Fair Value Measurements and Disclosures:

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

Investments

The fair value of available for sale securities and held to maturity securities is based on quoted market prices. The Company’s available for sale securities are reported at their estimated fair value and held to maturity securities are reported at their amortized cost, and their estimated fair value, which is determined utilizing several sources, is disclosed in the financial statements and footnotes. The primary source is ICE Data Pricing and Reference Data, LLC (“ICE”) which purchased Interactive Data Corporation (“IDC”) but kept the IDC methodologies. Those methodologies include utilizing pricing models that vary based on asset class and include available trade, bid and other market information and whose methodology includes broker quotes, proprietary models and vast descriptive databases. Another source for determining fair value is matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark securities. The Company’s available for sale securities and held to maturity securities for which fair value is determined through the use of such pricing models and matrix pricing are classified as Level 2 assets.

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

The balances of available for sale securities, which are the only assets measured at fair value on a recurring basis, by level within the fair value hierarchy and by investment type, as of March 31, 2026 and December 31, 2025, were as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
March 31, 2026:
U.S. Treasuries	$144,537	$—	$144,537	$—
Mortgage-backed securities	38,976	—	38,976	—
Collateralized mortgage obligations	55,722	—	55,722	—
States and political subdivisions	84,308	—	84,308	—
Total	$323,543	$—	$323,543	$—

December 31, 2025:
U.S. Treasuries	$115,530	$—	$115,530	$—
Mortgage-backed securities	39,832	—	39,832	—
Collateralized mortgage obligations	57,829	—	57,829	—
States and political subdivisions	84,925	—	84,925	—
Total	$298,116	$—	$298,116	$—

Collateral dependent loans, which are measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of March 31, 2026 and December 31, 2025 were as follows (in thousands):

Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
March 31, 2026	$—	$—	$—	$—
December 31, 2025	$—	$—	$—	$—

The following table presents a summary of changes in the fair value of other real estate which is measured using Level 3 inputs (in thousands):

	March 31, 2026	December 31, 2025
Balance, beginning of year	$—	$9
Loans transferred to ORE	—	266
Sales	—	(266)
Write-downs	—	—
Chargeoffs	—	(9)
Balance, end of year	$—	$—

The carrying value and estimated fair value of financial instruments, by level within the fair value hierarchy, at March 31, 2026 and December 31, 2025 are as follows (in thousands):

	Carrying	Fair Value Measurements Using
	Amount	Level 1	Level 2	Level 3	Total
March 31, 2026:
Financial Assets:
Cash and due from banks	$57,386	$57,386	$—	$—	$57,386
Available for sale securities	323,543	—	323,543	—	323,543
Held to maturity securities, net	83,992	—	75,003	—	75,003
Loans, net	265,714	—	—	265,053	265,053
Financial Liabilities:
Deposits:
Non-interest bearing	187,743	187,743	—	—	187,743
Interest bearing	441,001	—	—	403,926	403,926
Time deposits	37,445	—	—	36,987	36,987

	Carrying	Fair Value Measurements Using
	Amount	Level 1	Level 2	Level 3	Total
December 31, 2025:
Financial Assets:
Cash and due from banks	$19,581	$19,581	$—	$—	$19,581
Available for sale securities	298,116	—	298,116	—	298,116
Held to maturity securities, net	91,052	—	82,435	—	82,435
Loans, net	260,767	—	—	259,500	259,500
Financial Liabilities:
Deposits:
Non-interest bearing	172,909	172,909	—	—	172,909
Interest bearing	393,934	—	—	358,151	358,151
Time deposits	37,586	—	—	37,128	37,128
Borrowings from Federal Home Loan Bank	800	—	800	—	800

9.	Income Taxes:

Deferred taxes (or deferred charges) as of March 31, 2026 and December 31, 2025, included in other assets, were as follows (in thousands):

	March 31, 2026	December 31, 2025
Deferred tax assets:
Allowance for credit losses	$825	$783
Employee benefit plans' liabilities	4,020	4,028
Unrealized loss on available for sale securities, charged from equity	6,507	6,268
Loss on credit impairment of securities	423	423
Earned retiree health benefits plan liability	1,172	1,172
General business and AMT credits	17	17
State income tax net operating loss carryforward	705	771
Other	132	126
Valuation allowance	(423)	(423)
Deferred tax assets	13,378	13,165
Deferred tax liabilities:
Unearned retiree health benefits plan asset	240	240
Bank premises and equipment	1,812	1,883
Deferred tax liabilities	2,052	2,123
Net deferred taxes	$11,326	$11,042

Income taxes consist of the following components (in thousands):

	Three Months Ended March 31,
	2026	2025
Current:
Federal	$447	$258
State	—	—
Total current	447	258
Deferred:
Federal	(125)	46
State	80	71
Change in valuation allowance	—	—
Total deferred	(45)	117
Totals	$402	$375

Income taxes amounted to less than the amounts computed by applying the U.S. Federal income tax rate of 21.0% for 2026 and 2025 to income before income taxes and State income tax rate of 3.95% for 2026 and 2025.  The reasons for these differences are shown below (in thousands):

	Three Months Ended March 31,
	2026		2025
	Tax	Rate	Tax	Rate
Taxes computed at statutory rate	$388	21%	$354	21%
Increase (decrease) resulting from:
State income tax expense, net of federal effect	64	3	57	3
Tax -exempt interest income	(38)	(2)	(42)	(3)
Income from BOLI	(27)	(1)	(25)	(1)
Tefra disallowance	15	1	14	1
Federal tax credits	-	-	(2)	(0)
Other	-	-	19	1
Other changes in valuation allowance	-	-	-	-

Total income tax (benefit) expense	$402	22%	$375	22%

The primary sources of permanent differences are due to tax-exempt interest income earned on certain investment securities, bank owned life insurance, and federal tax credits.

During the three months ended March 31, 2026, the Company recorded current and deferred income tax expense (benefit) of $447,000 and ($45,000), respectively or a net income tax expense of $402,000 and an effective rate of 22%.  During the three months ended March 31, 2025, the Company recorded current and deferred income tax expense of $258,000 and $117,000, respectively or a net income tax expense of $375,000 and an effective rate of 22%.  The Company paid no federal or state income tax payments during the three months ended March 31, 2026 and March 31, 2025.

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

As of March 31, 2026, the net deferred tax asset was $11,326,000.  As of December 31, 2025 the net deferred tax asset was $11,042,000.

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

The Company is engaged in a single line of business as a financial institution, which provides a full range of banking, financial and trust services to state, county and local government entities and individuals and small and commercial businesses.  The Company has identified its President and Chief Executive Officer as the chief operating decision maker (“CODM”), who uses consolidated net income (see Consolidated Statements of Operation) to determine how resources should be allocated and manage the Company.  The Company’s operations constitute a single operating segment and therefore, a single reportable segment, because the CODM manages the business activities using information of the Company as a whole. The accounting policies used to measure the profit and loss of the segment are the same as those described in the summary of significant accounting policies described in Note A included in Form 10-K for the year ended December 31, 2025.  The Company’s most significant reported source of income and expense are interest income and interest expense (see Consolidated Statements of Operations).  The remaining significant segment income and expenses are described in the Consolidated Statements of Operations.

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

The following presents Management’s discussion and analysis of the consolidated financial condition and results of operations of Peoples Financial Corporation and Subsidiaries. These comments should be considered in combination with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in this report on Form 10-Q and the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Management’s Discussion and Analysis included in the Company’s Form 10-K for the year ended December 31, 2025.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) did not issue any new accounting standard or updates during the three months ended March 31, 2026. The Company does not expect that the updates discussed in the Notes will have a material impact on its financial position, results of operations or cash flows.  Further disclosure is included in Note 1.

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

GAAP Reconciliation and Explanation

This Form 10-Q contains non-GAAP financial measures determined by methods other than in accordance with GAAP. Such non-GAAP financial measures include taxable equivalent interest income and taxable equivalent net interest income. Management uses these non-GAAP financial measures because it believes they are useful for evaluating our operations and performance over periods of time, as well as in managing and evaluating our business and in discussions about our operations and performance. Management believes these non-GAAP financial measures provide users of our financial information with a meaningful measure for assessing our financial results, as well as comparison to financial results for prior periods. These non-GAAP financial measures should not be considered as a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled financial measures used by other companies. A reconciliation of these operating performance measures to GAAP performance measures for the three  months ended March 31, 2026 and 2025 is included in the table below (in thousands).

RECONCILIATION OF NON-GAAP PERFORMANCE MEASURES

	Three Months Ended March 31,
	2026	2025
Interest income
Interest income - (GAAP)	$7,611	$7,559
Taxable equivalent adjustment	60	68
Tax equivalent interest income:	$7,671	$7,627

Net interest income
Net interest income - (GAAP)	$5,767	$5,668
Taxable equivalent adjustment	60	68
Net tax equivalent interest income:	$5,827	$5,736

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

The Company reported net income of $1,446,000 for the first quarter of 2026 compared with net income of $1,310,000 for the first quarter of 2025.  Results in 2026 included an increase in net income attributable to higher interest income and fees on loans and a lower cost of funds compared to 2025.

Managing the net interest margin is a key component of the Company’s earnings strategy.  Concerns about inflation and its potential impact on the economy and individual households are among the issues being considered by the Federal Reserve.  Raising the federal funds rate had been a strategy pursued in 2023 to address this issue.  The Federal Reserve raised interest rates a total of 100 basis points during 2023 in an effort to promote maximum employment, keep prices stable and have moderate long-term interest rates.  Due to a weakening labor market the Federal Reserve has changed its course of action and reduced interest rates by 100 basis points during 2024 and 75 basis points in 2025 and is projected to make additional rate cuts in 2026.  During the first quarter of 2026, the Federal Reserve did not reduce the federal funds rate.  The Federal Open Market Committee opted to hold rates steady amid ongoing inflation concerns and economic uncertainty.

Monitoring asset quality, estimating potential losses in our loan portfolio, unfunded lending commitments and held to maturity debt securities and addressing non-performing loans continue to be a major focus of the Company. A net provision reduction for credit losses of ($8,000) was recorded in the quarter ended March 31, 2026 and ($5,000) for the quarter ended March 31, 2025.  The Company has worked diligently to address and reduce its non-performing assets. The Company’s nonaccrual loans totaled $517,000 and $533,000 at March 31, 2026 and December 31, 2025, respectively.

Most of these loans are collateral-dependent, and the Company has rigorously evaluated the value of its collateral to determine potential losses.

Non-interest income increased $78,000 for the first quarter of 2026 as compared with 2025 results. Results for the first quarter of 2026 included the sale of miscellaneous assets of $57,000, an increase in trust income and fees of $14,000 and an increase in cash surrender value of life insurance of $9,000.

Non-interest expenses increased $17,000 for the first quarter ended March 31, 2026, as compared with 2025 results. This net increase for the first quarter of 2026 was primarily the result of an increase in ATM and debit card expense of $80,000 and miscellaneous expense of $69,000 mostly offset by lower maintenance expense of $64,000 and lower salary and benefit expense of $51,000.

Total assets at March 31, 2026, increased $61,139,000 as compared with December 31, 2025. Total deposits increased $61,760,000 as governmental entities’ balances increased due to tax collections in several public fund accounts. The increase in deposits caused an increase in cash and due from banks of $37,805,000 and increased new purchases of available for sale securities.

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

Quarter Ended March 31, 2026 as Compared with Quarter Ended March 31, 2025

The Company’s average interest-earning assets decreased approximately $21,218,000, or 2.76%, from approximately $768,764,000 for the first quarter of 2025 to approximately $747,546,000 for the first quarter of 2026. The Company’s average balance sheet decreased primarily as average investments decreased approximately $56,601,000 which was somewhat offset by an increase in average loans of approximately $34,495,000 as compared with the first quarter of 2025. Average loans increased as new loans exceeded principal payments, maturities, and charge-offs.

The average yield on interest-earning assets increased from 3.97% for the first quarter of 2025 to 4.10% for the first quarter of 2026. This increase is due to an increase in volume and yields on average loans, and overnight fed funds in 2026.

Average interest-bearing liabilities decreased approximately $26,110,000 or 4.66%, from approximately $560,582,000 for the first quarter of 2025 to approximately $534,472,000 for the first quarter of 2026. Average savings and interest bearing DDA deposits decreased approximately $14,914,000 and time deposits decreased approximately $11,868,000. This decrease was mostly caused by the allocation of public fund tax deposits that increase as taxes are collected and slowly allocate out of the deposit accounts through the end of each year along with the loss of several public fund accounts.    Although average deposits decreased the Company evaluates on an ongoing and continuous basis various moderate to severe economic scenarios and does not anticipate a liquidity issue.

The average rate paid on interest‑bearing liabilities for the first quarter of 2026 was 1.38%, compared with 1.35% for the first quarter of 2025. Although the Federal Reserve implemented several rate cuts during 2025, the cumulative effect of significant rate increases during 2022 and 2023 continued to impact the Bank’s cost of funds in 2025 and into 2026 as the Bank priced deposits competitively within its local market. As market interest rates trend downward, management expects funding cost pressures to moderate during 2026.

The Company’s net interest margin on a nontax-equivalent basis, which is net interest income as a percentage of average earning assets, was 3.09% for the first quarter of 2026 as compared with 2.95% for the first quarter of 2025.

The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 3.12% for the first quarter of 2026 as compared with 2.98% for the first quarter of 2025.

The tables on the following pages analyze the changes in tax-equivalent net interest income for the three months ended March 31, 2026 and March 31, 2025.

Analysis of Average Balances, Interest Earned/Paid and Yield

(In Thousands)

	Quarter Ended March 31, 2026			Quarter Ended March 31, 2025
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate
Loans (2)(3)	$266,044	$4,209	6.33%	$231,549	$3,396	5.87%
Balances due from financial institutions	79,770	754	3.78%	79,444	738	3.72%
HTM:
Taxable	60,321	386	2.56%	86,133	600	2.79%
Non taxable (1)	28,268	217	3.07%	31,433	242	3.08%
AFS:
Taxable	308,419	2,069	2.68%	335,938	2,617	3.12%
Non taxable (1)	3,554	24	2.65%	3,659	27	2.91%
Other	1,170	12	4.10%	608	7	4.61%
Total	$747,546	$7,671	4.10%	$768,764	$7,627	3.97%

Savings & interest-bearing DDA	$496,215	$1,623	1.31%	$511,129	$1,499	1.17%
Time deposits	37,585	215	2.29%	49,453	392	3.17%
Other Borrowings and Borrowings under Term Funding Program	—	—	—%	—	—	—%
Borrowings from FHLB	672	6	3.80%	—	—	—%
Total	$534,472	$1,844	1.38%	$560,582	$1,891	1.35%

Net tax-equivalent spread			2.72%			2.62%
Net tax-equivalent margin on earning assets			3.12%			2.98%

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 24.95% in 2026 and 2025. See disclosure of Non-GAAP financial measures on page 28.
(2)	Loan fees of $203 and $100 for 2026 and 2025, respectively, are included in these figures.
(3)	Includes nonaccrual loans.

Analysis of Changes in Interest Income and Interest Expense

(In Thousands)

	For the Quarter Ended
	March 31, 2026 compared with March 31, 2025
	Volume	Rate	Rate/Volume	Total
Interest earned on:
Loans	$506	$267	$40	$813
Balances due from financial institutions	3	13	—	16
Held to maturity securities:
Taxable	(180)	(49)	15	(214)
Non taxable	(24)	(1)	—	(25)
Available for sale securities:
Taxable	(214)	(364)	30	(548)
Non taxable	(1)	(2)	—	(3)
Other	6	(1)	—	5
Total	$96	$(137)	$85	$44
Interest paid on:
Savings & interest-bearing DDA	$(44)	$173	$(5)	$124
Time deposits	(94)	(109)	26	(177)
Borrowings under Term Fund	—	—	—	—
Borrowings from FHLB	—	—	6	6
Total	$(138)	$64	$27	$(47)

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

The Bank’s on-going, systematic evaluation resulted in the Bank recording a net provision of (reduction of) credit losses of ($8,000) and ($5,000) for the first quarter of 2026 and 2025, respectively.

The Bank’s analysis includes evaluating the current values of collateral securing all nonaccrual loans. Nonaccrual loans totaled $517,000 and $533,000 with $89,000 and $100,000 in specific reserves on these loans as of March 31, 2026 and

December 31, 2025, respectively. The specific reserves allocated to nonaccrual loans are relatively low as collateral values appear sufficient to cover credit losses, or the loan balances have been charged down to their realizable value.

The allowance for credit losses as a percentage of loans was 1.15% and 1.11% at March 31, 2026 and December 31, 2025. Although the Company experienced loan growth in the first quarter of 2026 there was no additional credit loss provision required due to a recovery of a previously charged off loan in the amount of $150,000.  The Company believes that its allowance for credit losses is appropriate as of March 31, 2026.

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

Non-interest income

Three Months Ended March 31, 2026 as Compared with Three Months Ended March 31, 2025

Non-interest income increased $78,000 for the first quarter of 2026 as compared with 2025 results. Results for the first quarter of 2026 included the sale of miscellaneous assets of $57,000, an increase in trust income and fees of $14,000 and an increase in cash surrender value of life insurance of $9,000.  The income increases described are not necessarily recurring and can fluctuate in the normal course of business.

Non-interest expense

Three Months Ended March 31, 2026 as Compared with Three Months Ended March 31, 2025

Non-interest expenses increased $17,000 for the first quarter ended March 31, 2026, as compared with 2025 results. This net increase for the first quarter of 2026 was primarily the result of an increase in ATM and debit card expense of $80,000 and miscellaneous expense of $69,000 mostly offset by lower maintenance expense of $64,000 and lower salary and benefit expense of $51,000.  The expense increases described are not necessarily recurring and can fluctuate in the normal course of business.

Income Taxes

Quarter Ended March 31, 2026 as Compared with Quarter Ended March 31, 2025

The Company has recorded deferred and current income tax expenses in the first quarters of 2026 and 2025, respectively. Income tax expense increased $27,000 for the first quarter of 2026 as compared with tax expense of $375,000 for the first quarter of 2025. This increase was due to higher pretax income recorded for the first quarter of 2026 which was $163,000 less than the same period in 2025.  The effective tax rate for quarter ended March 31, 2026 and 2025 was 22%, respectively.

Financial Condition

Cash and due from banks increased $37,805,000 at March 31, 2026, compared with December 31, 2025. This increase was due to a significant increase in total deposits.

Available for sale securities increased $25,427,000 and held to maturity securities decreased $7,060,000, respectively at March 31, 2026 compared with December 31, 2025 as the Company decreased its held to maturity securities and increased its available for sale investment purchases. As securities mature the proceeds are used to pay down borrowings first and then reinvest in available for sale securities and loans.

Gross loans increased $5,108,000 at March 31, 2026 compared with December 31, 2025, as new loans outpaced principal payments, maturities, and charge-offs.

Total deposits increased $61,760,000 at March 31, 2026, compared with December 31, 2025.  Typically, significant increases or decreases in total deposits and/or significant fluctuations among the different types of deposits from quarter to quarter are anticipated by Management as customers in the casino industry and county and municipal entities reallocate their resources periodically. Deposits from county and municipal entities increase significantly during the first quarter of each year based on property tax collections and are slowly allocated out of the tax collection accounts over the course of the year.

SHAREHOLDERS’ EQUITY AND CAPITAL ADEQUACY

Strength, security and stability have been the hallmark of the Company since its founding in 1985 and of its bank subsidiary since its founding in 1896. A strong capital foundation is fundamental to the continuing prosperity of the Company and the security of its customers and shareholders.

As of December 31, 2025, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

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

Currently, qualifying community banking organizations that elect to use the CBLR framework and that maintain a leverage ratio of greater than 9.00% are considered to have satisfied the risk-based and leverage capital requirements in the generally applicable capital rule. In addition, these institutions are considered to have met the well-capitalized ratio requirements for purposes of section 38 of the Federal Deposit Insurance Act.  Effective July 1, 2026, the required leverage ratio under the CBLR will be reduced from 9.00% to 8.00% pursuant to a final rule jointly issued by the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency and the Board of Governors of the Federal Reserve System on April 26, 2026.

The main components and requirements of the CBLR framework are as follows:

As of March 31, 2026 and December 31, 2025, the Bank’s community bank leverage ratio was 14.15% and 15.76%, respectively, both of which exceed the current CBLR minimum of 9.00% and the future CBLR minimum of 8.00% effective July 1, 2026.

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

Deposits, payments of principal and interest on loans, proceeds from maturities of investment securities and earnings on investment securities are the principal sources of funds for the Company. Borrowings from the FHLB, federal funds sold and federal funds purchased are utilized by the Company to manage its daily liquidity position. The Company has also been approved to participate in the Federal Reserve Bank’s Discount Window Primary Credit Program.  As of March 31, 2026, the Company was able to borrow up to $7,263,636 from the Federal Reserve Bank Discount Window Primary Credit

Program. The borrowing limit is based on the amount of collateral pledged, with certain loans from the Bank’s portfolio serving as collateral. The Company has $127,421,217 available under a line of credit with the Federal Home Loan Bank of Dallas with $127,421,217 available. The Company has additional contingency funding capacity with various other financial institutions in the amount of $28,000,000.

The Company maintains a well-capitalized balance sheet which includes strong capital and liquidity. The Bank provides a full range of banking, financial and trust services in our local markets. The majority of the Bank’s deposits are fully FDIC insured and the Company evaluates on an ongoing and continuous basis its financial health by preparing for various moderate to severe economic scenarios.

Determining liquidity adequacy requires an ongoing analysis of the Company’s current and expected liquidity position, including historical funding obligations and anticipated funding needs, as well as an understanding of retention prospects for all bank deposits. In particular, consideration is given to public funds and other large depositors for potential runoffs due to expected uses or other withdrawals from bank accounts.  Management considers fluctuations in public fund and municipal deposit balances, including seasonal runoff following first quarter tax collections, to represent a known trend that could affect the Company’s liquidity profile.  Management continues to actively monitor deposit concentrations and available contingency funding sources to mitigate potential liquidity risks.

The Company also uses other sources of funds, including borrowings from the FHLB. The Company generally anticipates relying on deposits, purchases of federal funds and borrowings from the Federal Reserve Bank of Atlanta and FHLB for its liquidity needs in 2026.

The Board of Directors requires management to implement and administer appropriate internal controls commensurate with the Company’s risk profile. Management carefully monitors the Company’s liquidity risk, particularly with respect to volatile and large deposits. The Company has not encountered and does not anticipate problems with meeting its liquidity needs.

Item 4: Controls and Procedures

As of March 31, 2026, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three month period ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The plaintiff, Stilwell Activist Investments, L.P., is a shareholder of record of the Company and is controlled by Joseph Stilwell, an individual who beneficially owns 15.99% of the issued and outstanding common stock of the Company according to a revised definitive proxy statement filed by Mr. Stilwell and his related entities with the SEC on March 9, 2026, in connection with a proxy contest conducted by Mr. Stilwell at the Company’s 2026 annual meeting. Including the nomination made by Mr. Stilwell for the 2026 Annual Meeting held on April 22, 2026, Mr. Stilwell and his related entities have nominated an individual for election to the Board of Directors of the Company at its last six annual meetings, but each individual nominated was not elected to the Board of Directors of the Company.

Item 5: Other Information

During the three months ended March 31, 2026, none of the Company’s directors or executive officers informed the Company of the adoption, modification, or termination of any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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
Exhibit 101

The following materials from the Company’s quarterly report on Form 10-Q for the three months ended March 31, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Condition at March 31, 2026 and December 31, 2025, (ii) Consolidated Statements of Operations for three months ended March 31, 2026 and March 31, 2025, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2026 and March 31, 2025, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2026 and March 31, 2025, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and March 31, 2025 and (vi) Notes to the Unaudited Consolidated Financial Statements for the three months ended March 31, 2026 and March 31, 2025.

Exhibit 104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL CORPORATION
(Registrant)

Date:	May 12, 2026

By:	/s/ Chevis C. Swetman
Chevis C. Swetman
Chairman, President and Chief Executive Officer
(principal executive officer)

Date:	May 12, 2026

By:	/s/ Leslie B. Fulton
Leslie B. Fulton
Chief Financial Officer and Controller
(principal financial and accounting officer)