Form 10-Q
period 2026-06-30
PEOPLES FINANCIAL CORP /MS/
filed 2026-08-14
CIK 770460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number	001-12103

PEOPLES FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Mississippi	64-0709834
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Lameuse and Howard Avenues, Biloxi, Mississippi	39533
(Address of principal executive offices)	(Zip Code)

(228) 435-5511
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	PFBX	None

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date. Peoples Financial Corporation has only one class of common stock authorized. At July 31, 2026, there were 15,000,000 shares of $1 par value common stock authorized, with 4,617,466 shares issued and outstanding.

Part 1 – Financial Information

Item 1: Financial Statements

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition

(in thousands except share data)

	June 30, 2026	December 31, 2025
	(unaudited)	(audited)
Assets
Cash and due from banks	$24,054	$19,581
Available for sale securities, amortized cost of $358,173 at June 30, 2026; $323,240 at December 31, 2025	332,425	298,116
Held to maturity securities, fair value of $73,470 at June 30, 2026; $82,435 at December 31, 2025	82,013	91,083
Less: Allowance for credit losses on held to maturity securities	31	31
Held to maturity securities, net	81,982	91,052
Other investments	350	350
Federal Home Loan Bank Stock, at cost	1,941	1,170
Loans	277,162	263,706
Less: Allowance for credit losses on loans and leases	3,100	2,939
Loans, net	274,062	260,767
Bank premises and equipment, net of accumulated depreciation	16,803	17,387
Accrued interest receivable	2,984	3,060
Cash surrender value of life insurance	22,859	22,546
Intangible asset	383	414
Other assets	13,182	12,678
Total assets	$771,025	$727,121
Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Demand, non-interest bearing	$177,059	$172,909
Savings and demand, interest bearing	396,373	393,934
Time, $250,000 or more	12,487	13,591
Other time deposits	23,858	23,995
Total deposits	609,777	604,429
Advances from Federal Home Loan Bank	38,500	800
Employee and director benefit plans liabilities	19,942	19,881
Other liabilities	1,096	1,344
Total liabilities	669,315	626,454
Shareholders' Equity:
Common stock, $1 par value, 15,000,000 shares authorized, 4,617,466 shares issued and outstanding at June 30, 2026 and December 31, 2025	4,617	4,617
Surplus	65,780	65,780
Undivided profits	60,252	58,740
Accumulated other comprehensive loss	(28,939)	(28,470)
Total shareholders' equity	101,710	100,667
Total liabilities and shareholders' equity	$771,025	$727,121

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Operations

(in thousands except per share data) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest income:
Interest and fees on loans	$4,172	$3,635	$8,381	$7,031
Interest and dividends on securities:
U. S. Treasuries	1,097	1,599	2,031	2,950
Mortgage-backed securities	355	399	693	944
States and political subdivisions	845	911	1,762	1,892
Collateralized mortgage obligations	390	552	837	1,093
Other investments	11	6	23	13
Interest on balances due from depository institutions	67	362	821	1,100
Total interest income	6,937	7,464	14,548	15,023
Interest expense:
Deposits	1,913	1,982	3,751	3,873
Borrowings	105	10	111	10
Total interest expense	2,018	1,992	3,862	3,883
Net interest income	4,919	5,472	10,686	11,140
Reduction of credit losses	(6)	—	(14)	(5)
Net interest income after provision for credit losses	4,925	5,472	10,700	11,145
Non-interest income:
Trust department income and fees	702	624	1,342	1,250
Service charges on deposit accounts	795	817	1,559	1,587
Increase in cash surrender value of life insurance	130	122	259	242
Gain (loss) on sale of property, plant and equipment, net	41	—	41	—
Other income	219	214	467	401
Total non-interest income	1,887	1,777	3,668	3,480
Non-interest expense:
Salaries and employee benefits	2,795	2,729	5,460	5,445
Net occupancy	558	564	1,112	1,127
Equipment rentals, depreciation and maintenance	777	692	1,496	1,475
FDIC and state banking assessments	97	105	195	201
Data processing	354	376	656	690
ATM expense	213	246	584	537
Legal expense	28	109	94	173
Other expense	976	941	1,909	1,805
Total non-interest expense	5,798	5,762	11,506	11,453
Income before income taxes	1,014	1,487	2,862	3,172
Income tax expense	117	245	519	620
Net income	$897	$1,242	$2,343	$2,552
Basic and diluted earnings per share	$0.19	$0.27	$0.51	$0.55
Dividends declared per share	$0.18	$0.18	$0.18	$0.18

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$897	$1,242	$2,343	$2,552
Other comprehensive income (loss):
Net unrealized gain (loss) on available for sale securities, net of tax	249	1,644	(469)	4,788
Total other comprehensive income (loss)	249	1,644	(469)	4,788
Total comprehensive income (loss)	$1,146	$2,886	$1,874	$7,340

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2026 and June 30, 2025

(in thousands except share data) (unaudited)

					Accumulated
	Number of				Other
	Common	Common		Undivided	Comprehensive
	Shares	Stock	Surplus	Profits	Income (loss)	Total
Balance, January 1, 2025	4,617,466	$4,617	$65,780	$56,491	$(36,887)	$90,001
Net income				1,310		1,310
Other comprehensive income (loss)					3,144	3,144
Balance, March 31, 2025	4,617,466	$4,617	$65,780	$57,801	$(33,743)	$94,455
Net income				1,242		1,242
Other comprehensive income (loss)					1,644	1,644
Dividend declared ($0.18 per share)				(831)		(831)
Balance, June 30, 2025	4,617,466	$4,617	$65,780	$58,212	$(32,099)	$96,510
Balance, January 1, 2026	4,617,466	$4,617	$65,780	$58,740	$(28,470)	$100,667
Net income				1,446		1,446
Other comprehensive income (loss)					(718)	(718)
Balance, March 31, 2026	4,617,466	$4,617	$65,780	$60,186	$(29,188)	$101,395
Net income				897		897
Other comprehensive income (loss)					249	249
Dividend declared ($0.18 per share)				(831)		(831)
Balance, June 30, 2026	4,617,466	$4,617	$65,780	$60,252	$(28,939)	$101,710

Note: Balances as of January 1, 2026 and 2025 were audited.

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands) (unaudited)

	Six Months Ended June 30,
	2026	2025
Years Ended December 31,
Cash flows from operating activities:
Net income	$2,343	$2,552
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	813	836
Reduction of credit losses	(14)	(5)
Amortization of intangible asset	31	31
(Accretion) amortization of available for sale securities	(592)	(864)
Amortization (accretion) of held to maturity securities	155	194
Gain on sale of bank premises and equipment	(41)	—
Increase in cash surrender value of life insurance	(259)	(242)
Change in accrued interest receivable	76	121
Change in deferred tax	(104)	81
Change in other assets	(252)	(64)
Change in employee and director benefit plan liabilities and other liabilities	(172)	(591)
Net cash provided by operating activities	1,984	2,049
Cash flows from investing activities:
Proceeds from maturities of available for sale securities	64,071	92,004
Purchases of available for sale securities	(98,412)	(113,085)
Proceeds from maturities of held to maturity securities	8,914	22,106
Purchases of Federal Home Loan Bank stock	(771)	(137)
Loans, net change	(13,295)	(14,741)
Acquisition of bank premises and equipment	(412)	(233)
Proceeds from sale of bank premises and equipment	225	—
Investment in cash surrender value of life insurance	(47)	(78)
Net cash (used) by investing activities	(39,727)	(14,164)
Cash flows from financing activities:
Demand and savings deposits, net change	6,588	(66,148)
Time deposits, net change	(1,241)	(10,271)
Borrowings from Federal Home Loan Bank	704,450	49,900
Repayments to Federal Home Loan Bank	(666,750)	(49,900)
Cash dividends	(831)	(831)
Net cash provided by financing activities	42,216	(77,250)
Net increase (decrease) in cash and cash equivalents	4,473	(89,365)
Cash and cash equivalents, beginning of period	19,581	107,744
Cash and cash equivalents, end of period	$24,054	$18,379
Supplemental disclosures of noncash investing activities
Transfer from loans to other real estate owned	$—	$—

See Notes to Consolidated Financial Statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2026 and 2025

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

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the consolidated financial position of the Company and its subsidiaries as of June 30, 2026 and December 31, 2025 the results of their operations and their cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2025 Annual Report and Form 10-K.

CRITICAL ACCOUNTING POLICIES

The results of operations for the quarter and six months ended June 30, 2026, are not necessarily indicative of the results to be expected for the full year.

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

The Company’s loan portfolio segments as of June 30, 2026 and December 31, 2025 were as follows:

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

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update –In May 2026, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2026-02 (“ASU 2026-02”), Environmental Credits and Environmental Credit Obligations (Topic 818).  ASU 2026-02 was issued to improve the financial accounting for and disclosure of environmental credits and environmental credit obligations. The update provides recognition, measurement, presentation, and disclosure requirements for all entities that generate, purchase, or receive environmental credits or have a regulatory compliance obligation that may be settled with environmental credits.  The amendments in ASU 2026-02 are effective for all public entities for annual reporting periods beginning after December 15, 2027, and all other entities for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. Early adoption is permitted.  Management has evaluated the impact of the adoption of this standard and determined there would be no material impact to the Company’s consolidated financial position or results of operations.

Accounting Standards Update –In April 2026, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2026-01 (“ASU 2026-01”), Equity (Topic 505) Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock.  ASU 2026-01 addresses a gap in generally accepted accounting principles (“GAAP”) regarding how issuers should initially measure paid-in-kind (“PIK”) dividends on equity-classified preferred stock.  Prior to the update, U.S. (GAAP) did not provide explicit guidance, which resulted in diversity in practice.  Some companies measured PIK dividends using fair value, while others used contractual rates or other methodologies.  ASU 2026-01 provides guidance for in-scope instruments, an issuer should initially measure the PIK dividend based on the stated PIK dividend rate specified in the preferred stock agreement.  This provides a consistent accounting model and improves comparability among entities.   ASU 2026-01 is effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods.  Early adoption is permitted. Management has evaluated the impact of the adoption of this standard and determined there would be no material impact to the Company’s consolidated financial position or results of operations.

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

2.  During the quarter ended June 30, 2026, the Company identified an error in its ASC 326 vintage disclosure related to the classification of certain loans among the "Revolving Loans," "Revolving Converted to Term Loans," and year-of-origination categories. Certain commercial real estate and residential construction loans were incorrectly included in the revolving loan categories and should have been reported in the applicable year-of-origination columns.

The error affected only the presentation of loan balances within the vintage disclosure and did not impact total loans, the allowance for credit losses, credit quality indicators, regulatory capital, or any previously reported financial statement amounts. After evaluating the matter under ASC 250 and SEC Staff Accounting Bulletin Topic 1.M, management concluded the error was not material to any previously issued financial statements.

The effect of the revision on the amounts previously reported as of December 31, 2025 was to decrease the “Revolving Loans” column by $34,025,000 and the “Revolving Converted to Term Loans” column by $2,982,000, with the corresponding increases to the year of origination columns as set forth in Note 6.  The Company will similarly revise the vintage disclosure as of December 31, 2024 in future filings in which that period is presented.

Accordingly, the June 30, 2026 vintage disclosure reflects the corrected presentation, and the comparative December 31, 2025 disclosure has been revised. See Note 6, Loans, for additional information.

3.	Earnings Per Share:

Per share data is based on the weighted average shares of common stock outstanding of 4,617,466 for the six months ended June 30, 2026 and 2025, respectively.  The Company has no potentially dilutive shares.

4.	Statements of Cash Flows:

The Company has defined cash and cash equivalents as cash and due from banks. Cash and due from banks for the purposes of the Consolidated Statements of Cash Flows, include cash on hand, balances due from banks; which includes non-interest- and interest-bearing accounts, and federal funds sold, all of which mature within ninety days.

The Company paid $3,868,271 and $3,901,649 for the six months ended June 30, 2026 and 2025, respectively, for interest on deposits and borrowings. The Company paid $520,000 and $380,000 in estimated income tax payments during the six months ended June 30, 2026 and 2025, respectively. No loans were transferred to other real estate during the six months ended June 30, 2026 and 2025.

5.	Investments:

The Company evaluated credit impairment for individual securities available for sale (AFS) whose fair value was below amortized cost with a more than inconsequential risk of default and where the Company had assessed the decline in fair value significant enough to suggest a credit event occurred.  Due to the zero-credit loss assumption and the considerations applied to the securities AFS, there was no ACL recorded for securities AFS as of June 30, 2026 and December 31, 2025. The Company first established an allowance for credit losses for individual securities held to maturity in 2023 and evaluated impairment for individual securities held to maturity again as of December 31, 2025 and determined an allowance for credit loss of $30,664 was appropriate. No additional impairment was recorded as of June 30, 2026.

The amortized cost, fair value and allowance for credit losses related to securities at June 30, 2026 and December 31, 2025, are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
June 30, 2026	Cost	Gains	Losses	Fair Value
Available for sale securities:
U.S. Treasuries	$163,815	7	$(4,090)	$159,732
Mortgage-backed securities	40,971	145	(2,973)	38,143
Collateralized mortgage obligations	54,050	137	(3,577)	50,610
States and political subdivisions	99,337	—	(15,397)	83,940
Total available for sale securities	$358,173	$289	$(26,037)	$332,425

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2025	Cost	Gains	Losses	Fair Value
Available for sale securities:
U.S. Treasuries	$119,363	$74	$(3,907)	$115,530
Mortgage-backed securities	42,656	134	(2,958)	39,832
Collateralized mortgage obligations	61,282	25	(3,478)	57,829
States and political subdivisions	99,939	—	(15,014)	84,925
Total available for sale securities	$323,240	$233	$(25,357)	$298,116

		Gross	Gross		Allowance	Net
	Amortized	Unrealized	Unrealized	Estimated	for Credit	Carrying
June 30, 2026	Cost	Gains	Losses	Fair Value	Losses	Amount
Held to maturity securities:
U.S. Treasuries	$9,993	$—	$(113)	$9,880	$—	$9,993
States and political subdivisions	72,020	9	(8,439)	63,590	(31)	71,989
Total held to maturity securities	$82,013	$9	$(8,552)	$73,470	$(31)	$81,982

		Gross	Gross		Allowance	Net
	Amortized	Unrealized	Unrealized	Estimated	for Credit	Carrying
December 31, 2025	Cost	Gains	Losses	Fair Value	Losses	Amount
Held to maturity securities:
U.S. Treasuries	$14,990	$10	$(104)	$14,896	$—	$14,990
States and political subdivisions	76,093	11	(8,565)	67,539	(31)	76,062
Total held to maturity securities	$91,083	$21	$(8,669)	$82,435	$(31)	$91,052

The following table shows a rollforward of the allowance for credit losses on held-to-maturity securities for the six months ended June 30, 2026 and the year ended December 31, 2025 and the six months ended June 30, 2025 and the year ended December 31, 2024 (in thousands):

State and political
subdivisions
Balance, December 31, 2025	$31
Provision for credit losses	—
Charge-offs of securities	—
Recoveries	—
Balance, June 30, 2026	$31

State and political
subdivisions
Balance, December 31, 2024	$40
Provision for credit losses	—
Charge-offs of securities	—
Recoveries	—
Balance, June 30, 2025	$40

The Company monitors the credit quality of the debt securities held-to-maturity through the use of credit ratings. The Company monitors the credit ratings on a quarterly basis. The following table summarizes the amortized cost of debt securities held-to-maturity at June 30, 2026 and December 31, 2025, aggregated by credit quality indicators (in thousands):

	June 30, 2026	December 31, 2025
Aaa	$—	$—
Aa1/Aa2/Aa3	37,877	44,503
A1/A2	3,015	3,131
Baa1/Baa2	1,000	1,000
Not rated	40,121	42,449
Total	$82,013	$91,083

At June 30, 2026 and December 31, 2025, the Company had no securities held-to-maturity that were past due 30 days or more as to principal or interest payments. The Company had no securities held-to-maturity classified as nonaccrual for the six months ended June 30, 2026 and the year ended December 31, 2025.

The amortized cost and fair value of debt securities at June 30, 2026, (in thousands) by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations are excluded from the contractual categories because the timing of principal repayments is dependent on underlying borrower prepayment patterns, which can cause actual maturities to differ materially from stated contractual maturities.  As a result, contractual maturity information is not meaningful for these securities.

	Amortized Cost	Fair Value
Available for sale securities:
Due in one year or less	$64,158	$64,069
Due after one year through five years	117,773	112,339
Due after five years through ten years	51,075	43,294
Due after ten years	30,146	23,970
Mortgage-backed securities	40,971	38,143
Collateralized mortgage obligations	54,050	50,610
Total	$358,173	$332,425
Held to maturity securities:
Due in one year or less	$12,123	$11,994
Due after one year through five years	27,828	26,414
Due after five years through ten years	28,729	24,971
Due after ten years	13,333	10,091
Total	$82,013	$73,470

Available for sale securities with gross unrealized losses at June 30, 2026 and December 31, 2025, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows (in thousands):

	Less Than Twelve Months		Over Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
Available for Sale	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
June 30, 2026:
U.S. Treasuries	$83,936	$192	$70,798	3,898	154,734	$4,090
Mortgage-backed securities	—	—	26,872	2,973	26,872	2,973
Collateralized mortgage obligations	2,820	9	29,583	3,568	32,403	3,577
States and political subdivisions	—	—	83,940	15,397	83,940	15,397
Total	$86,756	$201	$211,193	$25,836	$297,949	$26,037

	Less Than Twelve Months		Over Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
Available for Sale	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2025:
U.S. Treasuries	$4,987	$2	$70,701	$3,905	75,688	$3,907
Mortgage-backed securities	—	—	28,344	2,958	28,344	2,958
Collateralized mortgage obligations	12,182	29	34,811	3,449	46,993	3,478
States and political subdivisions	1,833	177	83,092	14,837	84,925	15,014
Total	$19,002	$208	$216,948	$25,149	$235,950	$25,357

At June 30, 2026, 23 of the 24 Treasuries, 39 of the 46 mortgage-backed securities, 16 of the 24 collateralized mortgage obligations and 75 of the 75 securities issued by states and political subdivisions contained unrealized losses.

There were no sales of available for sale debt securities for the six months ended June 30, 2026 and June 30, 2025.

Securities with a fair value of $265,146,214 and $262,193,802 at June 30, 2026 and December 31, 2025, respectively, were pledged to secure public deposits, federal funds purchased and other balances required by law.

6.	Loans:

The composition of the loan portfolio at June 30, 2026 and December 31, 2025 is as follows (in thousands):

	June 30, 2026	December 31, 2025
Real estate, residential	$90,293	$86,980
Real estate, construction	33,022	24,990
Real estate, nonresidential	127,293	124,843
Commercial and industrial	16,489	17,077
Other	10,065	9,816
Total	$277,162	$263,706

The age analysis of the loan portfolio, segregated by class of loans, as of June 30, 2026, and December 31, 2025 is as follows (in thousands):

							Loans Past
							Due Greater
	Number of Days Past Due						Than 90
			Greater	Total		Total	Days and
	30 - 59	60 - 89	Than 90	Past Due	Current	Loans	Still Accruing
June 30, 2026:
Real estate, residential	$423	$88	$102	$613	$89,680	$90,293	$—
Real estate, construction	76	—	—	76	32,946	33,022	—
Real estate, nonresidential	—	3	—	3	127,290	127,293	—
Commercial and industrial	—	7	—	7	16,482	16,489	—
Other	58	—	—	58	10,007	10,065	—
Total	$557	$98	$102	$757	$276,405	$277,162	$—
December 31, 2025:
Real estate, residential	$398	$274	$17	$689	$86,291	$86,980	$—
Real estate, construction	115	—	—	115	24,875	24,990	—
Real estate, nonresidential	104	188	—	292	124,551	124,843	—
Commercial and industrial	—	385	13	398	16,679	17,077	—
Other	24	261	—	285	9,531	9,816	—
Total	$641	$1,108	$30	$1,779	$261,927	$263,706	$—

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

The following tables further disaggregate credit quality disclosures by amortized cost by class and vintage for term loans and by revolving and revolving converted to amortizing as of June 30, 2026 and December 31, 2025 (in thousands). The Company defines vintage as the later of origination, or restructure date.

Revision of Prior Year Presentation

Certain prior year amounts have been revised for consistency with the current year presentation. These revisions had no effect on the reported results of operations.

	Term Loans							Revolving
	Amortized Cost Basis by Origination Year							Loans
							Revolving	Converted to
	2026	2025	2024	2023	2022	Prior	Loans	Term Loans	Total
June 30, 2026:
Real Estate, Residential Loans:
A, B, or C	$6,500	$13,829	$11,901	$13,212	$11,630	$28,157	$4,001	$—	$89,230
S	—	—	—	—	—	43	—	—	43
D	—	—	—	—	—	445	59	—	504
E	—	—	159	—	—	357	—	—	516
F	—	—	—	—	—	—	—	—	—
Total Real Estate Residential Loans	$6,500	$13,829	$12,060	$13,212	$11,630	$29,002	$4,060	$—	$90,293

Real Estate, Construction Loans:
A, B, or C	$5,206	$7,344	$12,846	$400	$1,239	$5,656	$206	$—	$32,897
S	—	—	—	—	—	—	—	—	—
D	—	—	—	—	—	125	—	—	125
E	—	—	—	—	—	—		—	—
F	—	—	—	—	—	—	—	—	—
Total Real Estate, Construction Loans	$5,206	$7,344	$12,846	$400	$1,239	$5,781	$206	$—	$33,022

Real Estate,Nonresidential Loans:
A, B, or C	$8,719	$20,189	$2,654	$10,162	$22,888	$55,231	$7,188	$—	$127,031
S	—	—	—	—	—	40	—	—	40
D	—	—	—	—	—	222	—	—	222
E	—	—	—	—	—	—	—	—	—
F	—	—	—	—	—	—	—	—	—
Total Real Estate, Nonresidential Loans	$8,719	$20,189	$2,654	$10,162	$22,888	$55,493	$7,188	$—	$127,293

Commercial and industrial
A, B, or C	$423	$1,830	$750	$373	$264	$4,099	$8,743	$—	$16,482
S	—	—	—	—	—	—	—	—	—
D	—	—	—	—	—	—	—	—	—
E	—	—	—	—	7	—	—	—	7
F	—	—	—	—	—	—	—	—	—
Total Commercial and Industrial Loans	$423	$1,830	$750	$373	$271	$4,099	$8,743	$—	$16,489

Consumer/Other Loans
A, B, or C	$1,906	$3,398	$2,203	$1,465	$374	$360	$353	$—	$10,059
S	—	—	—	—	—	—	—	—	—
D	—	—	2	—	—	—	4	—	6
E	—	—	—	—	—	—	—	—	—
F	—	—	—	—	—	—	—	—	—
Total Consumer/Other Loans	$1,906	$3,398	$2,205	$1,465	$374	$360	$357	$—	$10,065

	Term Loans							Revolving
	Amortized Cost Basis by Origination Year							Loans
							Revolving	Converted to
	2025	2024	2023	2022	2021	Prior	Loans	Term Loans	Total
December 31, 2025:
Real Estate, Residential Loans:
A, B, or C	$13,825	$12,689	$13,706	$12,435	$9,217	$21,039	$2,928	$—	$85,839
S	—	—	—	—	—	49	—	—	49
D	—	—	—	—	—	514	58	—	572
E	—	167	—	—	274	79	—	—	520
F	—	—	—	—	—	—	—	—	—
Total Real Estate Residential Loans	$13,825	$12,856	$13,706	$12,435	$9,491	$21,681	$2,986	$—	$86,980

Real Estate, Construction Loans:
A, B, or C	$5,900	$10,795	$640	$1,309	$2,712	$3,383	$1	$—	$24,740
S	—	—	—	—	—	—	—	—	—
D	—	—	117	—	—	133	—	—	250
E	—	—	—	—	—	—	—	—	—
F	—	—	—	—	—	—	—	—	—
Total Real Estate, Construction Loans	$5,900	$10,795	$757	$1,309	$2,712	$3,516	$1	$—	$24,990

Real Estate,Nonresidential Loans:
A, B, or C	$22,014	$2,718	$10,432	$26,176	$9,473	$48,501	$5,016	$—	$124,330
S	—	—	—	—	—	48	—	—	48
D	—	—	—	—	—	465	—	—	465
E	—	—	—	—	—	—	—	—	—
F	—	—	—	—	—	—	—	—	—
Total Real Estate, Nonresidential Loans	$22,014	$2,718	$10,432	$26,176	$9,473	$49,014	$5,016	$—	$124,843

Commercial and industrial
A, B, or C	$2,169	$875	$323	$305	$2	$4,222	$9,168	$—	$17,064
S	—	—	—	—	—	—	—	—	—
D	—	—	—	—	—	—	—	—	—
E	—	—	—	13	—	—	—	—	13
F	—	—	—	—	—	—	—	—	—
Total Commercial and Industrial Loans	$2,169	$875	$323	$318	$2	$4,222	$9,168	$—	$17,077

Consumer/Other Loans
A, B, or C	$4,102	$2,680	$1,780	$502	$236	$249	$260	$—	$9,809
S	—	—	—	—	—	—	—	—	—
D	—	3	—	—	—	—	4	—	7
E	—	—	—	—	—	—	—	—	—
F	—	—	—	—	—	—	—	—	—
Total Consumer/Other Loans	$4,102	$2,683	$1,780	$502	$236	$249	$264	$—	$9,816

The following table is a summary of the Company’s nonaccrual loans by major categories for the periods indicated (in thousands):

	June 30, 2026
	Nonaccrual Loans with	Nonaccrual Loans	Total Nonaccrual
	No Allowance	with an Allowance	Loans
Real estate, residential	$324	$155	$479
Commercial and industrial	—	7	7
Total	$324	$162	$486

	December 31, 2025
	Nonaccrual Loans with	Nonaccrual Loans	Total Nonaccrual
	No Allowance	with an Allowance	Loans
Real estate, residential	$352	$168	$520
Commercial and industrial	—	13	13
Total	$352	$181	$533

The Company recognized no interest income on nonaccrual loans during the six months ended June 30, 2026 or the year ended December 31, 2025.

The following table represents the accrued interest receivables written off by reversing interest income during the six months ended June 30, 2026 and the year ended December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Real estate, residential	$—	$3
Total loans	$—	$3

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

The following table presents an analysis of collateral-dependent loans of the Company as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Real estate, residential	$483	$523
Commercial and industrial	7	13
Total loans	$490	$536

The following tables further disaggregates nonaccrual disclosures by amortized cost by class and vintage for term loans and by revolving and revolving converted to amortizing as of June 30, 2026 and December 31, 2025 (in thousands). The Company defines vintage as the later of origination or restructure date:

	Term Loans							Revolving
	Amortized Cost Basis by Origination Year							Loans
							Revolving	Converted to
	2026	2025	2024	2023	2022	Prior	Loans	Term Loans	Total
June 30, 2026:
Real estate, residential	$—	$—	$159	$—	$—	$320	$—	$—	$479
Real estate, construction	—	—	—	—	—	—	—	—	—
Real estate, nonresidential	—	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	7	—	—	—	7
Consumer/Other	—	—	—	—	—	—	—	—	—
Total Loans on Nonaccrual	$—	$—	$159	$—	$7	$320	$—	$—	$486

	Term Loans							Revolving
	Amortized Cost Basis by Origination Year							Loans
							Revolving	Converted to
	2025	2024	2023	2022	2021	Prior	Loans	Term Loans	Total
December 31, 2025:
Real estate, residential	$—	$167	$—	$—	$274	$79	$—	$—	$520
Real estate, construction	—	—	—	—	—	—	—	—	—
Real estate, nonresidential	—	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	13	—	—	—	—	13
Consumer/Other	—	—	—	—	—	—	—	—	—
Total Loans on Nonaccrual	$—	$167	$—	$13	$274	$79	$—	$—	$533

The Company had one loan modification made to borrowers experiencing financial difficulty as of June 30, 2026 and no loan modifications as of December 31, 2025.

The following table shows the amortized cost basis as of June 30, 2026 of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of loans and type of concession granted and describes the financial effect of the modifications made to borrowers experiencing financial difficulty (in thousands):

	Term Extension

	June 30, 2026
	Amortized Cost	% of Total Loan
	Basis	Type	Financial Effect
Real estate, nonresidential	$450	0.35%	Added a weighted average 4 years to life of loan, due to negative amortization on loan, accrued interest was capitalized into the loan principal balance and the interest rate was reduced
Total	$450

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months (in thousands):

	Payment Status (Amortized Cost Basis)
	June 30, 2026
		30-89 Days Past	90+ Days Past
	Current	Due	Due
Real estate, nonresidential	$450	$—	$—
Total	$450	$—	$—

7.	Allowance for Credit Losses:

The following tables show activity in the allowance for credit losses by portfolio class for the three and six months ended June 30, 2026 and 2025 as well as the corresponding recorded investment in loans at the end of each period.

The calculation of the allowance for credit losses under CECL is performed using two primary approaches: a collective approach for pools of loans that have similar risk characteristics using a loss rate analysis, and a specific reserve analysis for credits individually evaluated.

Transactions in the allowance for credit losses for the three and six months ended June 30, 2026 and 2025, and the balances of loans, individually and collectively evaluated for impairment, as of June 30, 2026 and 2025, are as follows (in thousands):

	Real Estate,	Real Estate,	Real Estate,	Commercial
	Residential	Construction	Nonresidential	and Industrial	Other	Total
Six months ended June 30, 2026
Allowance for credit losses
Beginning balance	$759	$183	$1,729	$108	$160	$2,939
Charge-offs	(2)	—	—	—	(85)	(87)
Recoveries	17	9	156	3	63	248
Net provision for credit losses	72	73	(191)	10	36	—
Ending Balance	$846	$265	$1,694	$121	$174	$3,100
Reserve for unfunded lending commitments
Beginning balance	$2	$9	$12	$15	$22	$60
Provision for losses on unfunded commitments	—	(4)	(3)	(4)	(3)	(14)
Ending balance-reserve for unfunded commitments	$2	$5	$9	$11	$19	$46
Total allowance for credit losses	$848	$270	$1,703	$132	$193	$3,146
Quarter ended June 30, 2026
Allowance for credit losses
Beginning balance	$827	$238	$1,739	$115	$181	$3,100
Charge-offs	(1)	—	—	—	(29)	(30)
Recoveries	1	—	2	3	24	30
Net provision for credit losses	19	27	(47)	3	(2)	—
Ending Balance	$846	$265	$1,694	$121	$174	$3,100
Reserve for unfunded lending commitments
Beginning balance	$3	$8	$11	$12	$18	$52
Provision for losses on unfunded commitments	(1)	(3)	(2)	(1)	1	(6)
Ending balance-reserve for unfunded commitments	$2	$5	$9	$11	$19	$46
Total allowance for credit losses	$848	$270	$1,703	$132	$193	$3,146
Allowance for credit losses
Individually evaluated	$80	$—	$—	$7	$6	$93
Collectively evaluated	766	265	1,694	114	168	3,007
Total allowance for credit losses:	$846	$265	$1,694	$121	$174	$3,100
Reserve for unfunded lending commitments
Individually evaluated	$—	$—	$—	$—	$—	$—
Collectively evaluated	2	5	9	11	19	46
Reserve for unfunded lending commitments:	2	5	9	11	19	46
Total allowance for credit losses, June 30, 2026	$848	$270	$1,703	$132	$193	$3,146
Loans, Quarter ended June 30, 2026
Individually evaluated	$1,020	$125	$222	$7	$6	$1,380
Collectively evaluated	89,273	32,897	127,071	16,482	10,059	275,782
Total loans, June 30, 2026	$90,293	$33,022	$127,293	$16,489	$10,065	$277,162

	Real Estate,	Real Estate,	Real Estate,	Commercial
	Residential	Construction	Nonresidential	and Industrial	Other	Total
Six months ended June 30, 2025
Allowance for credit losses
Beginning balance	$676	$135	$1,835	$92	$244	$2,982
Charge-offs	(1)	—	—	—	(100)	(101)
Recoveries	4	23	3	—	52	82
Net provision for credit losses	51	(12)	(42)	(17)	23	3
Ending Balance	$730	$146	$1,796	$75	$219	$2,966
Reserve for unfunded lending commitments
Beginning balance	$2	$23	$10	$12	$36	$83
Provision for losses on unfunded commitments	—	(3)	5	2	(12)	(8)
Ending balance-reserve for unfunded commitments	$2	$20	$15	$14	$24	$75
Total allowance for credit losses	$732	$166	$1,811	$89	$243	$3,041
Quarter ended June 30, 2025
Allowance for credit losses
Beginning balance	$728	$140	$1,766	$80	$255	$2,969
Charge-offs	(1)	—	—	—	(47)	(48)
Recoveries	2	14	2	—	24	42
Net provision for credit losses	1	(8)	28	(5)	(13)	3
Ending Balance	$730	$146	$1,796	$75	$219	$2,966
Reserve for unfunded lending commitments
Beginning balance	$3	$20	$11	$15	$29	$78
Provision for losses on unfunded commitments	(1)	—	4	(1)	(5)	(3)
Ending balance-reserve for unfunded commitments	$2	$20	$15	$14	$24	$75
Total allowance for credit losses	$732	$166	$1,811	$89	$243	$3,041
Allowance for credit losses
Individually evaluated	$80	$—	$—	$—	$8	$88
Collectively evaluated	650	146	1,796	75	211	2,878
Total allowance for credit losses:	$730	$146	$1,796	$75	$219	$2,966
Reserve for unfunded lending commitments
Individually evaluated	$—	$—	$—	$—	$—	$—
Collectively evaluated	2	20	15	14	24	75
Reserve for unfunded lending commitments:	2	20	15	14	24	75
Total allowance for credit losses, June 30, 2025	$732	$166	$1,811	$89	$243	$3,041
Loans, Quarter ended June 30, 2025
Individually evaluated	$1,169	$257	$468	$21	$14	$1,929
Collectively evaluated	80,204	19,217	122,470	12,956	11,522	246,369
Total loans, June 30, 2025	$81,373	$19,474	$122,938	$12,977	$11,536	$248,298

The following table further disaggregates gross charge-off disclosures by amortized cost by credit quality indicator, class, and year of origination for the six month periods ended June 30, 2026 and June 30, 2025 (in thousands). The Company defines vintage as the later of origination or restructure date.

	Term Loans							Revolving
	Amortized Cost Basis by Origination Year							Loans
							Revolving	Converted to
	2026	2025	2024	2023	2022	Prior	Loans	Term Loans	Total
June 30, 2026:
Real estate, residential	$—	$—	$—	$—	$—	$—	$—	$—	$—
A,B, or C	—	—	—	—	—	—	—	—	—
S	—	—	—	—	—	—	—	—	—
D	—	—	—	—	—	—	—	—	—
E	—	—	—	—	—	2	—	—	2
F	—	—	—	—	—	—	—	—	—
Total Real estate, residential loans	$—	$—	$—	$—	$—	$2	$—	$—	$2
Consumer/Other
A,B, or C	$82	$3	$—	$—	$—	$—	$—	$—	$85
S	—	—	—	—	—	—	—	—	—
D	—	—	—	—	—	—	—	—	—
E	—	—	—	—	—	—	—	—	—
F	—	—	—	—	—	—	—	—	—
Total Consumer/Other Loans	$82	$3	$—	$—	$—	$—	$—	$—	$85
Total Gross Loan Chargeoffs:	$82	$3	$—	$—	$—	$2	$—	$—	$87

	Term Loans							Revolving
	Amortized Cost Basis by Origination Year							Loans
							Revolving	Converted to
	2025	2024	2023	2022	2021	Prior	Loans	Term Loans	Total
June 30, 2025:
Real estate, nonresidential	$—	$—	$—	$—	$—	$—	$—	$—	$—
A,B, or C	—	—	—	—	—	—	—	—	—
S	—	—	—	—	—	—	—	—	—
D	—	—	—	—	—	—	—	—	—
E	—	—	—	—	—	1	—	—	1
F	—	—	—	—	—	—	—	—	—
Total Real estate, nonresidential loans	$—	$—	$—	$—	$—	$1	$—	$—	$1
Consumer/Other
A,B, or C	$85	$1	$9	$—	$1	$—	$—	$—	$96
S	—	—	—	—	—	—	—	—	—
D	—	1	—	—	—	—	—	—	1
E	—	3	—	—	—	—	—	—	3
F	—	—	—	—	—	—	—	—	—
Total Consumer/Other Loans	$85	$5	$9	$—	$1	$—	$—	$—	$100
Total Gross Loan Chargeoffs:	$85	$5	$9	$—	$1	$1	$—	$—	$101

8.	Shareholders’ Equity:

On May 27, 2026, the Board declared a dividend of $0.18 per share payable on June 11, 2026, to shareholders of record on June 08, 2026.  On May 28, 2025, the Board declared a dividend of $0.18 per share payable on June 13, 2025, to shareholders of record on June 11, 2025.

The components of accumulated other comprehensive income, net of tax, as of June 30, 2026 and December 31, 2025, are as follows:

	June 30, 2026	December 31, 2025
Beginning balance accumulated other comprehensive (loss) income	$(28,470)	$(36,887)
Net unrealized gain (loss) on available for sale securities, net of tax	(469)	9,077
(Loss) gain from unfunded post-retirement benefit obligation, net of tax	—	(660)
Ending balance accumulated other comprehensive (loss)income	$(28,939)	$(28,470)

9.	Fair Value Measurements and Disclosures:

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

The balances of available for sale securities, which are the only assets measured at fair value on a recurring basis, by level within the fair value hierarchy and by investment type, as of June 30, 2026 and December 31, 2025, were as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
June 30, 2026:
U.S. Treasuries	$159,732	$—	$159,732	$—
Mortgage-backed securities	38,143	—	38,143	—
Collateralized mortgage obligations	50,610	—	50,610	—
States and political subdivisions	83,940	—	83,940	—
Total	$332,425	$—	$332,425	$—

December 31, 2025:
U.S. Treasuries	$115,530	$—	$115,530	$—
Mortgage-backed securities	39,832	—	39,832	—
Collateralized mortgage obligations	57,829	—	57,829	—
States and political subdivisions	84,925	—	84,925	—
Total	$298,116	$—	$298,116	$—

Collateral dependent loans, which are measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of June 30, 2026 and December 31, 2025 were as follows (in thousands):

Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
June 30, 2026	$—	$—	$—	$—
December 31, 2025	$—	$—	$—	$—

The following table presents a summary of changes in the fair value of other real estate which is measured using Level 3 inputs (in thousands):

	June 30, 2026	December 31, 2025
Balance, beginning of year	$—	$9
Loans transferred to ORE	—	266
Sales	—	(266)
Write-downs	—	—
Chargeoffs	—	(9)
Balance, end of year	$—	$—

The carrying value and estimated fair value of financial instruments, by level within the fair value hierarchy, at June 30, 2026 and December 31, 2025 are as follows (in thousands):

	Carrying	Fair Value Measurements Using
	Amount	Level 1	Level 2	Level 3	Total
June 30, 2026:
Financial Assets:
Cash and due from banks	$24,054	$24,054	$—	$—	$24,054
Available for sale securities	332,425	—	332,425	—	332,425
Held to maturity securities, net	81,982	—	73,470	—	73,470
Loans, net	274,062	—	—	272,855	272,855
Financial Liabilities:
Deposits:
Non-interest bearing	177,059	177,059	—	—	177,059
Interest bearing	396,373	—	—	359,173	359,173
Time deposits	36,345	—	—	35,829	35,829
Borrowings Federal Home Loan Bank	38,500	—	38,500	—	38,500

	Carrying	Fair Value Measurements Using
	Amount	Level 1	Level 2	Level 3	Total
December 31, 2025:
Financial Assets:
Cash and due from banks	$19,581	$19,581	$—	$—	$19,581
Available for sale securities	298,116	—	298,116	—	298,116
Held to maturity securities, net	91,052	—	82,435	—	82,435
Loans, net	260,767	—	—	259,500	259,500
Financial Liabilities:
Deposits:
Non-interest bearing	172,909	172,909	—	—	172,909
Interest bearing	393,934	—	—	358,151	358,151
Time deposits	37,586	—	—	37,128	37,128
Borrowings from Federal Home Loan Bank	800	—	800	—	800

10.	Income Taxes:

Deferred taxes (or deferred charges) as of June 30, 2026 and December 31, 2025, included in other assets, were as follows (in thousands):

	June 30, 2026	December 31, 2025
Deferred tax assets:
Allowance for credit losses	$825	$783
Employee benefit plans' liabilities	4,023	4,028
Unrealized loss on available for sale securities, charged from equity	6,424	6,268
Loss on credit impairment of securities	423	423
Earned retiree health benefits plan liability	1,172	1,172
General business and AMT credits	17	17
State income tax net operating loss carryforward	736	771
Other	90	126
Valuation allowance	(423)	(423)
Deferred tax assets	13,287	13,165
Deferred tax liabilities:
Unearned retiree health benefits plan asset	240	240
Bank premises and equipment	1,745	1,883
Deferred tax liabilities	1,985	2,123
Net deferred taxes	$11,302	$11,042

Income taxes consist of the following components (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Current:
Federal	$176	$280	$623	$538
State	—	—	—	—
Total current	176	280	623	538
Deferred:
Federal	3	(98)	(123)	(53)
State	(62)	63	19	135
Change in valuation allowance	—	—	—	—
Total deferred	(59)	(35)	(104)	82
Totals	$117	$245	$519	$620

Income taxes amounted to less than the amounts computed by applying the U.S. Federal income tax rate of 21.0% for 2026 and 2025 to income before income taxes and State income tax rate of 3.95% for 2026 and 2025.  The reasons for these differences are shown below (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	Tax	Rate	Tax	Rate	Tax	Rate	Tax	Rate
Taxes computed at statutory rate	$213	21%	$312	21%	$601	21%	$666	21%
Increase (decrease) resulting from:
State income tax expense, net of federal effect	(49)	(5)	49	3	15	1	106	4
Tax -exempt interest income	(36)	(4)	(42)	(3)	(74)	(3)	(84)	(2)
Income from BOLI	(27)	(2)	(26)	(2)	(54)	(2)	(51)	(2)
Tefra disallowance	16	2	17	1	31	1	31	1
Federal tax credits	-	-	(48)	(3)	-	-	(48)	(2)
Other	-	-	(17)	(1)	-	-	-	-
Other changes in valuation allowance	-	-	-	-	-	-	-	-

Total income tax (benefit) expense	$117	12%	$245	16%	$519	18%	$620	20%

The primary sources of permanent differences are due to tax-exempt interest income earned on certain investment securities, bank owned life insurance, and federal tax credits.

During the three months ended June 30, 2026, the Company recorded current and deferred income tax expense (benefit) of $176,000 and ($59,000), respectively, or a net income tax expense of $117,000 and an effective rate of 12%.  During the three months ended June 30, 2025, the Company recorded current and deferred income tax expense of $280,000 and ($35,000), respectively or a net income tax expense of $245,000 and an effective rate of 16%.  The Company paid $520,000 and $380,000 in federal tax payments and no state income tax payments during the three months ended June 30, 2026 and June 30, 2025.

During the six months ended June 30, 2026, the Company recorded current and deferred income tax expense (benefit) of $623,000 and ($104,000), respectively, or a net income tax expense of $519,000 and an effective rate of 18%.  During the six months ended June 30, 2025, the Company recorded current and deferred income tax expense of $538,000 and $82,000, respectively or a net income tax expense of $620,000 and an effective rate of 20%.  The Company paid $520,000 and $380,000 in federal tax payments and no state income tax payments during the six months ended June 30, 2026 and June 30, 2025.

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

As of June 30, 2026, the net deferred tax asset was $11,302,000.  As of December 31, 2025 the net deferred tax asset was $11,042,000.

The Company has reviewed its income tax positions and specifically considered the recognition and measurement requirements of the benefits recorded in its financial statements for tax positions taken or expected to be taken in its tax returns. The Company currently has no unrecognized tax benefits that, if recognized, would favorably affect the income tax rate in future periods.

11.	Segment Reporting:

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued new accounting standard updates during the six months ended June 30, 2026. The Company does not expect that the updates discussed in the Notes will have a material impact on its financial position, results of operations or cash flows.  Further disclosure is included in Note 1.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates these estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. We adjust such estimates and assumptions when facts and circumstances dictate. Certain critical accounting policies affect the more significant estimates and assumptions used in the preparation of the consolidated financial statements.

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

GAAP Reconciliation and Explanation

This Form 10-Q contains non-GAAP financial measures determined by methods other than in accordance with GAAP. Such non-GAAP financial measures include taxable equivalent interest income and taxable equivalent net interest income. Management uses these non-GAAP financial measures because it believes they are useful for evaluating our operations and performance over periods of time, as well as in managing and evaluating our business and in discussions about our operations and performance. Management believes these non-GAAP financial measures provide users of our financial information with a meaningful measure for assessing our financial results, as well as comparison to financial results for prior periods. These non-GAAP financial measures should not be considered as a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled financial measures used by other companies. A reconciliation of these operating performance measures to GAAP performance measures for the three  and six months ended June 30, 2026 and 2025 is included in the table below (in thousands).

RECONCILIATION OF NON-GAAP PERFORMANCE MEASURES

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest income
Interest income - (GAAP)	$6,937	$7,464	$14,548	$15,023
Taxable equivalent adjustment	56	66	117	133
Tax equivalent interest income:	$6,993	$7,530	$14,665	$15,156

Net interest income
Net interest income - (GAAP)	$4,919	$5,472	$10,686	$11,140
Taxable equivalent adjustment	56	66	117	133
Net tax equivalent interest income:	$4,975	$5,538	$10,803	$11,273

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

The Company reported net income of $897,000 for the second quarter of 2026 compared with net income of $1,242,000 for the second quarter of 2025.  The Company reported net income of $2,343,000 for the first half of 2026 compared to net income of $2,552,000 for the first half of 2025.  Results in the second quarter and first half of 2026 included a decrease in net income attributable to lower interest income on securities and a higher cost of borrowings compared to 2025.

Managing the net interest margin is a key component of the Company’s earnings strategy.  Concerns about inflation and its potential impact on the economy and individual households are among the issues being considered by the Federal Reserve.  Raising the federal funds rate had been a strategy pursued in 2023 to address this issue.  The Federal Reserve raised interest rates a total of 100 basis points during 2023 in an effort to promote maximum employment, keep prices stable and have moderate long-term interest rates.  Due to a weakening labor market the Federal Reserve has changed its course of action and reduced interest rates by 100 basis points during 2024 and 75 basis points in 2025 and is projected to make additional rate cuts in 2026.  During the second quarter of 2026, the Federal Reserve did not reduce the federal funds rate.  The Federal Open Market Committee opted to hold rates steady amid ongoing inflation concerns and economic uncertainty.

Monitoring asset quality, estimating potential losses in our loan portfolio, unfunded lending commitments and held to maturity debt securities and addressing non-performing loans continue to be a major focus of the Company. A net reduction of the provision for credit losses of ($6,000) was recorded in the quarter ended June 30, 2026 and $0 for the quarter ended June 30, 2025.  A net reduction of the provision for credit losses of $(14,000) was recorded in the first two quarters ended June 30, 2026 as compared with a net reduction of the provision for credit losses of ($5,000) for the first two quarters ended June 30, 2025. The Company has worked diligently to address and reduce its non-performing assets. The Company’s nonaccrual loans totaled $486,000 and $533,000 at June 30, 2026 and December 31, 2025, respectively. Most of these loans are collateral-dependent, and the Company has rigorously evaluated the value of its collateral to determine potential losses.

Non-interest income increased $110,000 for the second quarter of 2026 as compared with 2025 results. Results for the second quarter of 2026 included higher trust income of $78,000 and a gain on sale of bank property of $41,000.  Non-interest income increased $188,000 for the first two quarters of 2026 as compared with 2025 results. Results for the first two quarters of 2026 included higher trust income of $92,000, a gain on sale of miscellaneous assets of $58,000 and a gain on sale of bank property of $41,000, offset slightly by lower service charge income of $28,000.

Non-interest expenses increased $36,000 for the second quarter ended June 30, 2026, as compared with 2025 results. This net increase for the second quarter of 2026 was primarily the result of an increase in maintenance and repair expense of $85,000, salary and benefit expense of $66,000 and miscellaneous expense of $35,000 offset somewhat by lower legal expense of $81,000 and lower ATM and debit card expense of $33,000.  The lower debit card expense was due to yearly credits received during the second quarter of 2026.   Non-interest expenses increased $53,000 for the first two quarters ended June 30, 2026, as compared with 2025 results. This net increase for the first two quarters of 2026 was primarily the result of an increase in other expense of $104,000, ATM and debit card expense of $47,000, maintenance and repairs of $21,000 and salary and employee benefits of $15,000 offset somewhat by a decrease legal expense of $79,000 and data processing of $34,000.

Total assets at June 30, 2026, increased $43,904,000 as compared with December 31, 2025. Total deposits increased $5,348,000 as governmental entities’ balances increased due to tax collections in several public fund accounts. The increase in deposits caused an increase in cash and due from banks of $4,473,000 and increased new purchases of available for sale securities.

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

Quarter Ended June 30, 2026 as Compared with Quarter Ended June 30, 2025

The Company’s average interest-earning assets decreased approximately $19,136,000, or 2.60%, from approximately $737,134,000 for the second quarter of 2025 to approximately $717,998,000 for the second quarter of 2026. The Company’s average balance sheet decreased primarily as average investments decreased approximately $53,416,000 which was somewhat offset by an increase in average loans of approximately $33,541,000 as compared with the second quarter of 2025. Average loans increased as new loans exceeded principal payments, maturities, and charge-offs.

The average yield on interest-earning assets decreased from 4.09% for the second quarter of 2025 to 3.90% for the second quarter of 2026. This decrease is due to a decrease in volume and yields on investments, and overnight fed funds in 2026.

Average interest-bearing liabilities decreased approximately $57,835,000 or 10.99%, from approximately $526,260,000 for the second quarter of 2025 to approximately $468,425,000 for the second quarter of 2026. Average savings and interest bearing DDA deposits decreased approximately $61,085,000 and time deposits decreased approximately $7,400,000. This decrease was mostly caused by the allocation of public fund tax deposits that increase as taxes are collected and slowly allocate out of the deposit accounts through the end of each year along with the loss of several public fund accounts.    Although average deposits decreased, the Company evaluates on an ongoing and continuous basis various moderate to severe economic scenarios and does not anticipate a liquidity issue.

The average rate paid on interest‑bearing liabilities for the second quarter of 2026 was 1.72%, compared with 1.51% for the second quarter of 2025. Although the Federal Reserve implemented several rate cuts during 2025, the cumulative effect of significant rate increases during 2022 and 2023 continued to impact the Bank’s cost of funds in 2025 and into 2026 as the Bank priced deposits competitively within its local market. As market interest rates trend downward, management expects funding cost pressures to moderate during 2026.

The Company’s net interest margin on a nontax-equivalent basis, which is net interest income as a percentage of average earning assets, was 2.83% for the second quarter of 2026 as compared with 2.97% for the second quarter of 2025.

The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 2.87% for the second quarter of 2026 as compared with 3.01% for the second quarter of 2025.

Six Months Ended June 30, 2026 as Compared with Six Months Ended June 30, 2025

The Company’s average interest-earning assets decreased approximately $28,051,000, or 3.75%, from approximately $747,618,000 for the first two quarters of 2025 to approximately $719,567,000 for the first two quarters of 2026.  The Company’s average balance sheet decreased primarily as average investments decreased approximately $54,999,000 along with a decrease in average balances due from financial institutions of approximately $7,704,000 offset somewhat by an increase in average loans of approximately $34,015,000 for the first two quarters of 2026 as compared with the first two quarters of 2025.  Average loans increased as new loans exceeded principal payments, maturities, and charge-offs on existing loans.  Decreases in average deposits resulted in the decrease in balances due from financial institutions and investments in securities which resulted in an increase in average borrowings.

The average yield on earning assets increased from 4.05% for the first two quarters of 2025 to 4.08% for the first two quarters of 2026.  This increase is due to an increase in interest rates and volume on loans in 2026.

Average interest-bearing liabilities decreased approximately $42,070,000, or 7.74%, from approximately $543,275,000 for the first two quarters of 2025 to approximately $501,205,000 for the first two quarters of 2026.  Average savings and interest bearing DDA balances decreased approximately $38,136,000 and average time deposits decreased approximately $9,622,000. This decrease was mostly caused by the loss of several large public fund deposits in 2025 following competitive bid processes held in 2025 whereby the public fund deposit accounts were awarded to other local banks.  Although average deposits decreased, the Company evaluates on an ongoing and continuous basis various moderate to severe economic scenarios and does not anticipate a liquidity issue.

The average rate paid on interest-bearing liabilities for the first two quarters of 2025 was 1.43% compared with 1.54% for the first two quarters of 2026.  The Federal Reserve's interest rate increases during 2022 and 2023 resulted in a higher funding cost environment, requiring the Bank to offer more competitive deposit rates during 2024, 2025, and 2026. As market interest rates decline, management anticipates a gradual reduction in funding cost pressures during the remainder of 2026.

The Company’s net interest margin on a nontax-equivalent basis, which is net interest income as a percentage of average earning assets, was 2.97% for the first two quarters of 2026 as compared with 2.98% for the first two quarters of 2025.

The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 3.00% for the first two quarters of 2026 as compared with 3.02% for the first two quarters of 2025.

The tables on the following pages analyze the changes in tax-equivalent net interest income for the quarter and six months ended June 30, 2026 and June 30, 2025.

Analysis of Average Balances, Interest Earned/Paid and Yield

(In Thousands)

	Quarter Ended June 30, 2026			Quarter Ended June 30, 2025
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate
Loans (2)(3)	$272,113	$4,172	6.13%	$238,572	$3,635	6.09%
Balances due from financial institutions	6,808	67	3.94%	30,210	362	4.79%
HTM:
Taxable	55,761	329	2.36%	77,615	506	2.61%
Non taxable (1)	27,032	206	3.05%	30,630	239	3.12%
AFS:
Taxable	327,986	2,184	2.66%	355,957	2,755	3.10%
Non taxable (1)	3,531	24	2.77%	3,524	27	3.01%
Other	1,337	11	3.29%	626	6	3.83%
Total	$694,568	$6,993	4.03%	$737,134	$7,530	4.09%

Savings & interest-bearing DDA	$419,691	$1,698	1.62%	$480,776	$1,660	1.38%
Time deposits	37,215	215	2.31%	44,615	322	2.89%
Borrowings from FHLB	11,519	105	3.64%	869	10	4.71%
Total	$468,425	$2,018	1.72%	$526,260	$1,992	1.51%

Net tax-equivalent spread			2.31%			2.58%
Net tax-equivalent margin on earning assets			2.87%			3.01%

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 24.95% in 2026 and 2025. See disclosure of Non-GAAP financial measures on page 28.
(2)	Loan fees of $149 and $127 for 2026 and 2025, respectively, are included in these figures.
(3)	Includes nonaccrual loans.

Analysis of Average Balances, Interest Earned/Paid and Yield

(In Thousands)

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate
Loans (2)(3)	$269,095	$8,381	6.23%	$235,080	$7,031	5.98%
Balances due from depository institutions	41,744	821	3.93%	49,448	1,100	4.45%
HTM:
Taxable	58,028	715	2.46%	81,850	1,106	2.70%
Non taxable (1)	27,647	423	3.06%	31,029	481	3.10%
AFS:
Taxable	318,257	4,253	2.67%	346,003	5,372	3.11%
Non taxable (1)	3,542	49	2.77%	3,591	53	2.96%
Other	1,254	23	3.67%	617	13	4.21%
Total	$719,567	$14,665	4.08%	$747,618	$15,156	4.05%

Savings & interest- bearing DDA	$457,681	$3,321	1.45%	$495,817	$3,158	1.27%
Time deposits	37,399	430	2.30%	47,021	715	3.04%
Borrowings from FHLB	6,125	111	3.63%	437	10	4.68%
Total	$501,205	$3,862	1.54%	$543,275	$3,883	1.43%

Net tax-equivalent spread			2.54%			2.62%
Net tax-equivalent margin on earning assets			3.00%			3.02%

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 24.95% in 2026 and 2025. See disclosure of Non-GAAP financial measures on page 28.
(2)	Loan fees of $352 and $213 for 2026 and 2025, respectively, are included in these figures.
(3)	Includes nonaccrual loans.

Analysis of Changes in Interest Income and Interest Expense

(In Thousands)

	For the Quarter Ended
	June 30, 2026 compared with June 30, 2025
	Volume	Rate	Rate/Volume	Total
Interest earned on:
Loans	$511	$23	$3	$537
Balances due from financial institutions	(280)	(65)	50	(295)
Held to maturity securities:
Taxable	(142)	(49)	14	(177)
Non taxable	(29)	(5)	1	(33)
Available for sale securities:
Taxable	(216)	(385)	30	(571)
Non taxable	—	(3)	—	(3)
Other	7	(1)	(1)	5
Total	$(149)	$(485)	$97	$(537)
Interest paid on:
Savings & interest-bearing DDA	$(211)	$285	$(36)	$38
Time deposits	(53)	(64)	11	(106)
Borrowings from FHLB	125	(2)	(29)	94
Total	$(139)	$219	$(54)	$26

Analysis of Changes in Interest Income and Interest Expense

(In Thousands)

	For the Six Months Ended
	June 30, 2026 compared with June 30, 2025
	Volume	Rate	Rate/Volume	Total
Interest earned on:
Loans	$1,017	$291	$42	$1,350
Balances due from
financial institutions	(171)	(127)	20	(278)
Held to maturity securities:
Taxable	(322)	(98)	29	(391)
Non taxable	(52)	(6)	—	(58)
Available for sale securities:
Taxable	(431)	(748)	60	(1,119)
Non taxable	(1)	(3)	—	(4)
Other	14	(3)	(2)	9
Total	$54	$(694)	$149	$(491)
Interest paid on:
Savings & interest-bearing DDA	$(243)	$440	$(34)	$163
Time deposits	(146)	(174)	35	(285)
Borrowings under Term Fund	—	—	—	—
Borrowings from FHLB	133	(2)	(30)	101
Total	$(256)	$264	$(29)	$(21)

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

The Bank’s ongoing, systematic evaluation resulted in the Bank recording a net provision of (reduction of) credit losses of ($6,000) and ($0) for the second quarter of 2026 and 2025, respectively. The Bank recorded a reduction of the provision for the allowance for credit losses of $(14,000), and no provision was needed for the allowance for credit losses on held to maturity securities for the first six months ended June 30, 2026.  The Bank recorded a net reduction of the provision for the allowance for credit losses of ($5,000), and no provision was needed for the allowance for credit losses on held to maturity securities for the first six months ended June 30, 2025.

The Bank’s analysis includes evaluating the current values of collateral securing all nonaccrual loans. Nonaccrual loans totaled $486,000 and $533,000 with $88,000 and $100,000 in specific reserves on these loans as of June 30, 2026 and December 31, 2025, respectively. The specific reserves allocated to nonaccrual loans are relatively low as collateral values appear sufficient to cover credit losses, or the loan balances have been charged down to their realizable value.

The allowance for credit losses as a percentage of loans was 1.12% and 1.11% at June 30, 2026 and December 31, 2025. Although the Company experienced loan growth in the second quarter of 2026 there was no additional credit loss provision required due to a recovery of a previously charged off loan in the amount of $150,000.  The Company believes that its allowance for credit losses is appropriate as of June 30, 2026.

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

Non-interest income

Quarter Ended June 30, 2026 as Compared with Quarter Ended June 30, 2025

Non-interest income increased $110,000 for the second quarter of 2026 as compared with 2025 results. Results for the second quarter of 2026 included higher trust income of $78,000 and a gain on the sale of bank property of $41,000.  The income increases described are not necessarily recurring and can fluctuate in the normal course of business.

Six Months Ended June 30, 2026 as Compared with Six Months Ended June 30, 2025

Non-interest income increased $188,000 for the first two quarters of 2026 as compared with the first two quarters of 2025.  Results for the first two quarters of 2026 included higher trust income of $92,000, a gain on the sale of miscellaneous assets of $58,000 and a gain on the sale of bank property of $41,000, offset slightly by lower service charge income of $28,000.  The income increases described are not necessarily recurring and can fluctuate in the normal course of business.

Non-interest expense

Quarter Ended June 30, 2026 as Compared with Quarter Ended June 30, 2025

Non-interest expenses increased $36,000 for the second quarter ended June 30, 2026, as compared with 2025 results. This net increase for the second quarter of 2026 was primarily the result of an increase in maintenance and repair expense of $85,000, salary and benefit expense of $66,000 and miscellaneous expense of $35,000 offset somewhat by lower legal expense of $81,000 and lower ATM and debit card expense of $33,000.  The lower debit card expense was due to yearly credits received during the second quarter of 2026.  The expense increases described can fluctuate in the normal course of business.

Six Months Ended June 30, 2026 as Compared with Six Months Ended June 30, 2025

Total non-interest expense increased $53,000 for the first two quarters ended June 30, 2026, as compared with 2025 results. This net increase for the first two quarters of 2026 was primarily the result of an increase in other expense of $104,000, ATM and debit card expense of $47,000, maintenance and repairs of $21,000 and salary and employee benefits of $15,000 offset somewhat by a decrease in legal expense of $79,000 and data processing of $34,000.  The expense increases described can fluctuate in the normal course of business.

Income Taxes

Quarter Ended June 30, 2026 as Compared with Quarter Ended June 30, 2025

The Company has recorded deferred and current income tax expenses in the second quarters of 2026 and 2025, respectively. Income tax expense decreased $128,000 to $117,000 for the second quarter of 2026 as compared with tax expense of $245,000 for the second quarter of 2025. This decrease was due to lower pretax income recorded for the second quarter of 2026 which was $473,000 less than the same period in 2025.  The effective tax rate for quarter ended June 30, 2026 and 2025 was 12% and 16% respectively.

Six Months Ended June 30, 2026 as Compared with Six Months Ended June 30, 2025

The Company has recorded deferred and current income tax expenses in the first two quarters of 2026 and 2025, respectively. Income tax expense decreased $101,000 to $519,000 for the first two quarters of 2026 as compared with tax expense of $620,000 for the first two quarters of 2025. The effective tax rate for the first two quarters ended June 30, 2026 and 2025 was 18% and 20%, respectively. This decrease was due to lower pretax income recorded for the second quarter of 2026 which was $310,000 less than the same period in 2025.

Financial Condition

Cash and due from banks increased $4,473,000 at June 30, 2026, compared with December 31, 2025. This increase was due to an increase in total deposits.

Available for sale securities increased $34,309,000 and held to maturity securities decreased $9,070,000, respectively at June 30, 2026 compared with December 31, 2025 as the Company decreased its held to maturity securities and increased its available for sale investment purchases. As securities mature the proceeds are used to reinvest in available for sale securities and loans.

Gross loans increased $13,456,000 at June 30, 2026 compared with December 31, 2025, as new loans outpaced principal payments, maturities, and charge-offs.

Total deposits increased $5,348,000 at June 30, 2026, compared with December 31, 2025. Typically, significant increases or decreases in total deposits and/or significant fluctuations among the different types of deposits from quarter to quarter are anticipated by Management as customers in the casino industry and county and municipal entities reallocate their resources periodically. Deposits from county and municipal entities increase significantly during the first quarter of each year based on property tax collections and are slowly allocated out of the tax collection accounts over the course of the year.

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

The main components and requirements of the CBLR framework are as follows:

As of June 30, 2026 and December 31, 2025, the Bank’s community bank leverage ratio was 15.22% and 15.76%, respectively, both of which exceed the current CBLR minimum of 9.00% and the future CBLR minimum of 8.00% effective July 1, 2026.

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

Deposits, payments of principal and interest on loans, proceeds from maturities of investment securities and earnings on investment securities are the principal sources of funds for the Company. Borrowings from the FHLB, federal funds sold and federal funds purchased are utilized by the Company to manage its daily liquidity position. The Company has also been approved to participate in the Federal Reserve Bank’s Discount Window Primary Credit Program.  As of June 30, 2026, the Company was able to borrow up to $5,784,549 from the Federal Reserve Bank Discount Window Primary Credit Program. The borrowing limit is based on the amount of collateral pledged, with certain loans from the Bank’s portfolio serving as collateral. The Company has $140,465,925 under a line of credit with the Federal Home Loan Bank of Dallas with $101,965,925 available. The Company has additional contingency funding capacity with various other financial institutions in the amount of $28,000,000.

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

Item 4: Controls and Procedures

As of June 30, 2026, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the six month period ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 5: Other Information

During the six months ended June 30, 2026, none of the Company’s directors or executive officers informed the Company of the adoption, modification, or termination of any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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
Exhibit 101

The following materials from the Company’s quarterly report on Form 10-Q for the three months ended June 30, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Condition at June 30, 2026 and December 31, 2025, (ii) Consolidated Statements of Operations for three and six months ended June 30, 2026 and June 30, 2025, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2026 and June 30, 2025, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2026 and June 30, 2025, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and June 30, 2025 and (vi) Notes to the Unaudited Consolidated Financial Statements for the three and six months ended June 30, 2026 and June 30, 2025.

Exhibit 104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL CORPORATION
(Registrant)

Date:	August 14, 2026

By:	/s/ Chevis C. Swetman
Chevis C. Swetman
Chairman, President and Chief Executive Officer
(principal executive officer)

Date:	August 14, 2026

By:	/s/ Leslie B. Fulton
Leslie B. Fulton
Chief Financial Officer and Controller
(principal financial and accounting officer)