Form 10-Q
period 2026-09-30
PEOPLES FINANCIAL CORP /MS/
filed 2026-11-10
CIK 770460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number	001-12103

PEOPLES FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Mississippi	64-0709834
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Lameuse and Howard Avenues, Biloxi, Mississippi	39533
(Address of principal executive offices)	(Zip Code)

(228) 435-5511
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	PFBX	None

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date. Peoples Financial Corporation has only one class of common stock authorized. At October 30, 2026, there were 15,000,000 shares of $1 par value common stock authorized, with 4,617,466 shares issued and outstanding.

Part 1 – Financial Information

Item 1: Financial Statements

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Condition

(in thousands except share data)

	September 30, 2026	December 31, 2025
	(unaudited)	(audited)
Assets
Cash and due from banks	$15,385	$19,581
Available for sale securities, amortized cost of $359,648 at September 30, 2026; $323,240 at December 31, 2025	327,793	298,116
Held to maturity securities, fair value of $70,265 at September 30, 2026; $82,435 at December 31, 2025	80,701	91,083
Less: Allowance for credit losses on held to maturity securities	31	31
Held to maturity securities, net	80,670	91,052
Other investments	350	350
Federal Home Loan Bank Stock, at cost	700	1,170
Loans	295,960	263,706
Less: Allowance for credit losses on loans and leases	3,132	2,939
Loans, net	292,828	260,767
Bank premises and equipment, net of accumulated depreciation	16,227	17,387
Accrued interest receivable	3,062	3,060
Cash surrender value of life insurance	22,992	22,546
Intangible asset	367	414
Other assets	15,170	12,678
Total assets	$775,544	$727,121
Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Demand, non-interest bearing	$181,494	$172,909
Savings and demand, interest bearing	428,911	393,934
Time, $250,000 or more	12,166	13,591
Other time deposits	23,580	23,995
Total deposits	646,151	604,429
Advances from Federal Home Loan Bank	10,000	800
Employee and director benefit plans liabilities	19,956	19,881
Other liabilities	1,195	1,344
Total liabilities	677,302	626,454
Shareholders' Equity:
Common stock, $1 par value, 15,000,000 shares authorized, 4,617,466 shares issued and outstanding at September 30, 2026 and December 31, 2025	4,617	4,617
Surplus	65,780	65,780
Undivided profits	61,368	58,740
Accumulated other comprehensive loss	(33,523)	(28,470)
Total shareholders' equity	98,242	100,667
Total liabilities and shareholders' equity	$775,544	$727,121

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Operations

(in thousands except per share data) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income:
Interest and fees on loans	$4,460	$3,870	$12,841	$10,901
Interest and dividends on securities:
U. S. Treasuries	1,145	1,189	3,176	4,139
Mortgage-backed securities	311	322	1,004	1,266
States and political subdivisions	893	965	2,655	2,857
Collateralized mortgage obligations	369	500	1,206	1,593
Other investments	13	7	36	20
Interest on balances due from depository institutions	46	57	867	1,157
Total interest income	7,237	6,910	21,785	21,933
Interest expense:
Deposits	1,965	2,046	5,716	5,919
Borrowings	136	288	247	298
Total interest expense	2,101	2,334	5,963	6,217
Net interest income	5,136	4,576	15,822	15,716
Provision (reduction) of credit losses	42	—	28	(5)
Net interest income after provision for credit losses	5,094	4,576	15,794	15,721
Non-interest income:
Trust department income and fees	676	662	2,018	1,912
Service charges on deposit accounts	800	790	2,359	2,377
Gain (loss) on sale of other real estate	—	11	—	11
Increase in cash surrender value of life insurance	132	139	391	381
Gain (loss) on sale of property, plant and equipment, net	74	—	115	—
Other income	203	326	670	727
Total non-interest income	1,885	1,928	5,553	5,408
Non-interest expense:
Salaries and employee benefits	2,942	2,806	8,402	8,251
Net occupancy	562	572	1,674	1,699
Equipment rentals, depreciation and maintenance	758	726	2,254	2,201
FDIC and state banking assessments	99	107	294	308
Data processing	352	346	1,008	1,036
ATM expense	361	395	945	932
Legal expense	17	(51)	111	122
Other expense	941	817	2,850	2,622
Total non-interest expense	6,032	5,718	17,538	17,171
Income before income taxes	947	786	3,809	3,958
Income tax expense	(169)	143	350	763
Net income	$1,116	$643	$3,459	$3,195
Basic and diluted earnings per share	$0.24	$0.14	$0.75	$0.69
Dividends declared per share	$—	$—	$0.18	$0.18

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$1,116	$643	$3,459	$3,195
Other comprehensive income (loss):
Net unrealized gain (loss) on available for sale securities, net of tax	(4,584)	2,856	(5,053)	7,644
Total other comprehensive income (loss)	(4,584)	2,856	(5,053)	7,644
Total comprehensive income (loss)	$(3,468)	$3,499	$(1,594)	$10,839

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2026 and September 30, 2025

(in thousands except share data) (unaudited)

					Accumulated
	Number of				Other
	Common	Common		Undivided	Comprehensive
	Shares	Stock	Surplus	Profits	Income (loss)	Total
Balance, January 1, 2025	4,617,466	$4,617	$65,780	$56,491	$(36,887)	$90,001
Net income				1,310		1,310
Other comprehensive income (loss)					3,144	3,144
Balance, March 31, 2025	4,617,466	$4,617	$65,780	$57,801	$(33,743)	$94,455
Net income				1,242		1,242
Other comprehensive income (loss)					1,644	1,644
Dividend declared ($0.18 per share)				(831)		(831)
Balance, June 30, 2025	4,617,466	$4,617	$65,780	$58,212	$(32,099)	$96,510
Net income				643		643
Other comprehensive income (loss)					2,856	2,856
Balance, September 30, 2025	4,617,466	$4,617	$65,780	$58,855	$(29,243)	$100,009
Balance, January 1, 2026	4,617,466	$4,617	$65,780	$58,740	$(28,470)	$100,667
Net income				1,446		1,446
Other comprehensive income (loss)					(718)	(718)
Balance, March 31, 2026	4,617,466	$4,617	$65,780	$60,186	$(29,188)	$101,395
Net income				897		897
Other comprehensive income (loss)					249	249
Dividend declared ($0.18 per share)				(831)		(831)
Balance, June 30, 2026	4,617,466	$4,617	$65,780	$60,252	$(28,939)	$101,710
Net income				1,116		1,116
Other comprehensive income (loss)					(4,584)	(4,584)
Balance, September 30, 2026	4,617,466	$4,617	$65,780	$61,368	$(33,523)	$98,242

Note: Balances as of January 1, 2026 and 2025 were audited.

See Notes to Consolidated Financial Statements.

Peoples Financial Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands) (unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$3,459	$3,195
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,215	1,228
Provision for (reduction) in credit losses	28	(5)
Amortization of intangible asset	47	47
(Accretion) amortization of available for sale securities	(948)	(1,089)
Amortization (accretion) of held to maturity securities	229	284
Gain on sale of other real estate	—	(11)
Gain on sale of bank premises and equipment	(115)	—
Increase in cash surrender value of life insurance	(391)	(381)
Gain from death benefits from life insurance	—	(125)
Change in accrued interest receivable	(2)	394
Change in deferred tax (benefit) expense	(521)	61
Change in other assets	(297)	68
Change in employee and director benefit plan liabilities and other liabilities	(50)	(632)
Net cash provided by operating activities	2,654	3,034
Cash flows from investing activities:
Proceeds from maturities of available for sale securities	97,273	120,546
Purchases of available for sale securities	(132,734)	(113,085)
Proceeds from maturities of held to maturity securities	10,153	27,420
Purchases (redemptions) of Federal Home Loan Bank stock	470	(536)
Loans, net change	(32,113)	(19,159)
Proceeds from sales of other real estate	—	27
Proceeds from death benefits from life insurance	—	270
Proceeds from sale of bank premises and equipment	525	—
Acquisition of bank premises and equipment	(467)	(281)
Investment in cash surrender value of life insurance	(48)	(100)
Net cash (used) provided by investing activities	(56,941)	15,102
Cash flows from financing activities:
Demand and savings deposits, net change	43,562	(70,742)
Time deposits, net change	(1,840)	(12,412)
Borrowings from Federal Home Loan Bank	1,598,100	475,390
Repayments to Federal Home Loan Bank	(1,588,900)	(475,390)
Other borrowings and borrowings under Bank Term Funding Program	127	196
Repayments to other borrowings and borrowings under Bank Term Funding Program	(127)	(196)
Cash dividends	(831)	(831)
Net cash provided (used) by financing activities	50,091	(83,985)
Net (decrease) increase in cash and cash equivalents	(4,196)	(65,849)
Cash and cash equivalents, beginning of period	19,581	107,744
Cash and cash equivalents, end of period	$15,385	$41,895
Supplemental disclosures of noncash investing activities
Transfer from loans to other real estate owned	$—	$16

See Notes to Consolidated Financial Statements.

PEOPLES FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2026 and 2025

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

The accompanying unaudited consolidated financial statements and notes thereto contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the consolidated financial position of the Company and its subsidiaries as of September 30, 2026 and December 31, 2025 the results of their operations and their cash flows for the periods presented. The interim financial information should be read in conjunction with the annual consolidated financial statements and the notes thereto included in the Company’s 2025 Annual Report and Form 10-K.

CRITICAL ACCOUNTING POLICIES

The results of operations for the quarter and nine months ended September 30, 2026, are not necessarily indicative of the results to be expected for the full year.

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

The Company’s loan portfolio segments as of September 30, 2026 and December 31, 2025 were as follows:

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

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update –In May 2026, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2026-02 (“ASU 2026-02”), Environmental Credits and Environmental Credit Obligations (Topic 818).  ASU 2026-02 was issued to improve the financial accounting for and disclosure of environmental credits and environmental credit obligations. The update provides recognition, measurement, presentation, and disclosure requirements for all entities that generate, purchase, or receive environmental credits or have a regulatory compliance obligation that may be settled with environmental credits.  The amendments in ASU 2026-02 are effective for all public entities for annual reporting periods beginning after December 15, 2027, and all other entities for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. Early adoption is permitted.  Management has evaluated the impact of the adoption of this standard and does not expect its adoption to have a material impact to the Company’s consolidated financial position or results of operations.

Accounting Standards Update –In April 2026, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2026-01 (“ASU 2026-01”), Equity (Topic 505) Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock.  ASU 2026-01 addresses a gap in generally accepted accounting principles (“GAAP”) regarding how issuers should initially measure paid-in-kind (“PIK”) dividends on equity-classified preferred stock.  Prior to the update, U.S. (GAAP) did not provide explicit guidance, which resulted in diversity in practice.  Some companies measured PIK dividends using fair value, while others used contractual rates or other methodologies.  ASU 2026-01 provides guidance for in-scope instruments, an issuer should initially measure the PIK dividend based on the stated PIK dividend rate specified in the preferred stock agreement.  This provides a consistent accounting model and improves comparability among entities.   ASU 2026-01 is effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods.  Early adoption is permitted. Management has evaluated the impact of the adoption of this standard and does not expect its adoption to have a material impact to the Company’s consolidated financial position or results of operations.

Accounting Standards Update –In December 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2025-11 (“ASU 2025-11”), Interim Reporting (Topic 270): Narrow-Scope Improvements.  ASU 2025-11 clarifies the applicability, form and content of interim financial statements and disclosures and improves the navigability of the interim reporting guidance in ASC 270.  The amendments introduce a disclosure principle requiring entities to disclose events or changes occurring since the end of the most recent annual reporting period that have a material effect on the entity, and they consolidate interim disclosure requirements from other Topics into ASC 270.  ASU 2025-11 is effective for public business entities for interim reporting periods within annual periods beginning after December 15, 2027, and for all other entities one year later.  Early adoption is permitted. Management has evaluated the impact of the adoption of this standard and does not expect its adoption to have a material impact to the Company’s consolidated financial position or results of operations.

Accounting Standards Update –In November 2025, the Financial Accounting Standards Board issued Accounting Standards Update 2025-08 (“ASU 2025-08”), Purchased Loans (Topic 326).  ASU 2025-08 updates the credit loss accounting model under Topic 326 by expanding the gross up approach—previously limited to Purchased Credit Deteriorated (PCD) assets—to a broader class of acquired loans called purchased seasoned loans (PSLs). Under the new guidance, entities recognize an allowance for expected credit losses at acquisition with a corresponding increase to the loan’s amortized cost basis, eliminating the prior requirement to record a Day 1 credit loss expense for non PCD loans. This change addresses long-standing stakeholder concerns that the old dual model framework was overly complex, subjective, and created inconsistent and economically counterintuitive outcomes, particularly because expected losses were already embedded in fair value at acquisition.  ASU 2025-08 will be effective for interim and annual periods for fiscal years beginning after December 15, 2026.  Early adoption is permitted for entities that have not yet issued their financial statements.  Management has evaluated the impact of the adoption of this standard and does not expect its adoption to have a material impact to the Company’s consolidated financial position or results of operation.

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

Accordingly, the September 30, 2026 vintage disclosure reflects the corrected presentation, and the comparative December 31, 2025 disclosure has been revised. See Note 5, Loans, for additional information.

2.	Earnings Per Share:

Per share data is based on the weighted average shares of common stock outstanding of 4,617,466 for the nine months ended September 30, 2026 and 2025, respectively.  The Company has no potentially dilutive shares.

3.	Statements of Cash Flows:

The Company has defined cash and cash equivalents as cash and due from banks. Cash and due from banks for the purposes of the Consolidated Statements of Cash Flows, include cash on hand, balances due from banks; which includes non-interest- and interest-bearing accounts, and federal funds sold, all of which mature within ninety days.

The Company paid $5,962,940 and $6,239,367 for the nine months ended September 30, 2026 and 2025, respectively, for interest on deposits and borrowings. The Company paid $945,000 and $380,000 in estimated income tax payments during the nine months ended September 30, 2026 and 2025, respectively. No loans were transferred to other real estate during the nine months ended September 30, 2026 and one loan was transferred to other real estate and the collateral sold during the nine months ended September 30, 2025.

4.	Investments:

The Company evaluated credit impairment for individual securities available for sale (AFS) whose fair value was below amortized cost with a more than inconsequential risk of default and where the Company had assessed the decline in fair value significant enough to suggest a credit event occurred.  Due to the zero-credit loss assumption and the considerations applied to the securities AFS, there was no ACL recorded for securities AFS as of September 30, 2026 and December 31, 2025. The Company first established an allowance for credit losses for individual securities held to maturity in 2023 and evaluated impairment for individual securities held to maturity again as of December 31, 2025 and determined an allowance for credit loss of $30,664 was appropriate. No additional impairment was recorded as of September 30, 2026.

The amortized cost, fair value and allowance for credit losses related to securities at September 30, 2026 and December 31, 2025, are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
September 30, 2026	Cost	Gains	Losses	Fair Value
Available for sale securities:
U.S. Treasuries	$173,717	—	$(4,944)	$168,773
Mortgage-backed securities	33,894	81	(3,627)	30,348
Collateralized mortgage obligations	52,806	123	(4,136)	48,793
States and political subdivisions	99,231	—	(19,352)	79,879
Total available for sale securities	$359,648	$204	$(32,059)	$327,793

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2025	Cost	Gains	Losses	Fair Value
Available for sale securities:
U.S. Treasuries	$119,363	$74	$(3,907)	$115,530
Mortgage-backed securities	42,656	134	(2,958)	39,832
Collateralized mortgage obligations	61,282	25	(3,478)	57,829
States and political subdivisions	99,939	—	(15,014)	84,925
Total available for sale securities	$323,240	$233	$(25,357)	$298,116

		Gross	Gross		Allowance	Net
	Amortized	Unrealized	Unrealized	Estimated	for Credit	Carrying
September 30, 2026	Cost	Gains	Losses	Fair Value	Losses	Amount
Held to maturity securities:
U.S. Treasuries	$9,995	$—	$(104)	$9,891	$—	$9,995
States and political subdivisions	70,706	4	(10,336)	60,374	(31)	70,675
Total held to maturity securities	$80,701	$4	$(10,440)	$70,265	$(31)	$80,670

		Gross	Gross		Allowance	Net
	Amortized	Unrealized	Unrealized	Estimated	for Credit	Carrying
December 31, 2025	Cost	Gains	Losses	Fair Value	Losses	Amount
Held to maturity securities:
U.S. Treasuries	$14,990	$10	$(104)	$14,896	$—	$14,990
States and political subdivisions	76,093	11	(8,565)	67,539	(31)	76,062
Total held to maturity securities	$91,083	$21	$(8,669)	$82,435	$(31)	$91,052

The following table shows a rollforward of the allowance for credit losses on held-to-maturity securities for the nine months ended September 30, 2026 and the year ended December 31, 2025 and the nine months ended September 30, 2025 and the year ended December 31, 2024 (in thousands):

State and political
subdivisions
Balance, December 31, 2025	$31
Provision for credit losses	—
Charge-offs of securities	—
Recoveries	—
Balance, September 30, 2026	$31

State and political
subdivisions
Balance, December 31, 2024	$40
Provision for credit losses	—
Charge-offs of securities	—
Recoveries	—
Balance, September 30, 2025	$40

The Company monitors the credit quality of the debt securities held-to-maturity through the use of credit ratings. The Company monitors the credit ratings on a quarterly basis. The following table summarizes the amortized cost of debt securities held-to-maturity at September 30, 2026 and December 31, 2025, aggregated by credit quality indicators (in thousands):

	September 30, 2026	December 31, 2025
Aaa	$—	$—
Aa1/Aa2/Aa3	37,814	44,503
A1/A2	4,008	3,131
Baa1/Baa2	—	1,000
Not rated	38,879	42,449
Total	$80,701	$91,083

At September 30, 2026 and December 31, 2025, the Company had no securities held-to-maturity that were past due 30 days or more as to principal or interest payments. The Company had no securities held-to-maturity classified as nonaccrual for the nine months ended September 30, 2026 and the year ended December 31, 2025.

The amortized cost and fair value of debt securities at September 30, 2026, (in thousands) by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations are excluded from the contractual categories because the timing of principal repayments is dependent on underlying borrower prepayment patterns, which can cause actual maturities to differ materially from stated contractual maturities. As a result, contractual maturity information is not meaningful for these securities.

	Amortized Cost	Fair Value
Available for sale securities:
Due in one year or less	$59,027	$58,875
Due after one year through five years	137,702	130,445
Due after five years through ten years	49,973	40,145
Due after ten years	26,246	19,187
Mortgage-backed securities	33,894	30,348
Collateralized mortgage obligations	52,806	48,793
Total	$359,648	$327,793
Held to maturity securities:
Due in one year or less	$12,400	$12,270
Due after one year through five years	28,250	26,443
Due after five years through ten years	26,728	22,408
Due after ten years	13,323	9,144
Total	$80,701	$70,265

Available for sale securities with gross unrealized losses at September 30, 2026 and December 31, 2025, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows (in thousands):

	Less Than Twelve Months		Over Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
Available for Sale	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
September 30, 2026:
U.S. Treasuries	$98,182	$793	$70,591	4,151	168,773	$4,944
Mortgage-backed securities	—	—	19,391	3,627	19,391	3,627
Collateralized mortgage obligations	2,410	3	27,154	4,133	29,564	4,136
States and political subdivisions	—	—	79,879	19,352	79,879	19,352
Total	$100,592	$796	$197,015	$31,263	$297,607	$32,059

	Less Than Twelve Months		Over Twelve Months		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
Available for Sale	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2025:
U.S. Treasuries	$4,987	$2	$70,701	$3,905	75,688	$3,907
Mortgage-backed securities	—	—	28,344	2,958	28,344	2,958
Collateralized mortgage obligations	12,182	29	34,811	3,449	46,993	3,478
States and political subdivisions	1,833	177	83,092	14,837	84,925	15,014
Total	$19,002	$208	$216,948	$25,149	$235,950	$25,357

At September 30, 2026, 26 of the 26 Treasuries, 35 of the 42 mortgage-backed securities, 14 of the 24 collateralized mortgage obligations and 75 of the 75 securities issued by states and political subdivisions contained unrealized losses.

There were no sales of available for sale debt securities for the nine months ended September 30, 2026 and September 30, 2025.  Securities with a fair value of $256,706,384 and $262,193,802 at September 30, 2026 and December 31, 2025, respectively, were pledged to secure public deposits, federal funds purchased and other balances required by law.

5.	Loans:

The composition of the loan portfolio at September 30, 2026 and December 31, 2025 is as follows (in thousands):

	September 30, 2026	December 31, 2025
Real estate, residential	$92,175	$86,980
Real estate, construction	37,510	24,990
Real estate, nonresidential	126,787	124,843
Commercial and industrial	26,605	17,077
Other	12,883	9,816
Total	$295,960	$263,706

The age analysis of the loan portfolio, segregated by class of loans, as of September 30, 2026, and December 31, 2025 is as follows (in thousands):

							Loans Past
							Due Greater
	Number of Days Past Due						Than 90
			Greater	Total		Total	Days and
	30 - 59	60 - 89	Than 90	Past Due	Current	Loans	Still Accruing
September 30, 2026:
Real estate, residential	$750	$121	$10	$881	$91,294	$92,175	$10
Real estate, construction	259	—	49	308	37,202	37,510	49
Real estate, nonresidential	—	2	—	2	126,785	126,787	—
Commercial and industrial	—	—	6	6	26,599	26,605	—
Other	256	2	—	258	12,625	12,883	—
Total	$1,265	$125	$65	$1,455	$294,505	$295,960	$59
December 31, 2025:
Real estate, residential	$398	$274	$17	$689	$86,291	$86,980	$—
Real estate, construction	115	—	—	115	24,875	24,990	—
Real estate, nonresidential	104	188	—	292	124,551	124,843	—
Commercial and industrial	—	385	13	398	16,679	17,077	—
Other	24	261	—	285	9,531	9,816	—
Total	$641	$1,108	$30	$1,779	$261,927	$263,706	$—

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

The following tables further disaggregate credit quality disclosures by amortized cost by class and vintage for term loans and by revolving and revolving converted to amortizing as of September 30, 2026 and December 31, 2025 (in thousands). The Company defines vintage as the later of origination, or restructure date.

Revision of Prior Year Presentation

Certain prior year amounts have been revised for consistency with the current year presentation. These revisions had no effect on the reported results of operations.

	Term Loans							Revolving
	Amortized Cost Basis by Origination Year							Loans
							Revolving	Converted to
	2026	2025	2024	2023	2022	Prior	Loans	Term Loans	Total
September 30, 2026:
Real Estate, Residential Loans:
A, B, or C	$10,640	$13,612	$11,708	$12,920	$11,227	$27,015	$4,070	$—	$91,192
S	—	—	—	—	—	41	—	—	41
D	—	—	—	—	—	409	60	—	469
E	—	—	157	—	—	316	—	—	473
F	—	—	—	—	—	—	—	—	—
Total Real Estate Residential Loans	$10,640	$13,612	$11,865	$12,920	$11,227	$27,781	$4,130	$—	$92,175

Real Estate, Construction Loans:
A, B, or C	$10,010	$6,083	$14,330	$279	$1,226	$5,413	$46	$—	$37,387
S	—	—	—	—	—	—	—	—	—
D	—	—	—	—	—	123	—	—	123
E	—	—	—	—	—	—		—	—
F	—	—	—	—	—	—	—	—	—
Total Real Estate, Construction Loans	$10,010	$6,083	$14,330	$279	$1,226	$5,536	$46	$—	$37,510

Real Estate,Nonresidential Loans:
A, B, or C	$12,149	$18,771	$2,607	$10,030	$22,603	$53,975	$6,396	$—	$126,531
S	—	—	—	—	—	37	—	—	37
D	—	—	—	—	—	219	—	—	219
E	—	—	—	—	—	—	—	—	—
F	—	—	—	—	—	—	—	—	—
Total Real Estate, Nonresidential Loans	$12,149	$18,771	$2,607	$10,030	$22,603	$54,231	$6,396	$—	$126,787

Commercial and industrial
A, B, or C	$11,524	$1,748	$701	$347	$244	$4,010	$8,025	$—	$26,599
S	—	—	—	—	—	—	—	—	—
D	—	—	—	—	—	—	—	—	—
E	—	—	—	—	6	—	—	—	6
F	—	—	—	—	—	—	—	—	—
Total Commercial and Industrial Loans	$11,524	$1,748	$701	$347	$250	$4,010	$8,025	$—	$26,605

Consumer/Other Loans
A, B, or C	$6,251	$3,128	$1,652	$970	$320	$306	$250	$—	$12,877
S	—	—	—	—	—	—	—	—	—
D	—	—	1	—	—	1	4	—	6
E	—	—	—	—	—	—	—	—	—
F	—	—	—	—	—	—	—	—	—
Total Consumer/Other Loans	$6,251	$3,128	$1,653	$970	$320	$307	$254	$—	$12,883

	Term Loans							Revolving
	Amortized Cost Basis by Origination Year							Loans
							Revolving	Converted to
	2025	2024	2023	2022	2021	Prior	Loans	Term Loans	Total
December 31, 2025:
Real Estate, Residential Loans:
A, B, or C	$13,825	$12,689	$13,706	$12,435	$9,217	$21,039	$2,928	$—	$85,839
S	—	—	—	—	—	49	—	—	49
D	—	—	—	—	—	514	58	—	572
E	—	167	—	—	274	79	—	—	520
F	—	—	—	—	—	—	—	—	—
Total Real Estate Residential Loans	$13,825	$12,856	$13,706	$12,435	$9,491	$21,681	$2,986	$—	$86,980

Real Estate, Construction Loans:
A, B, or C	$5,900	$10,795	$640	$1,309	$2,712	$3,383	$1	$—	$24,740
S	—	—	—	—	—	—	—	—	—
D	—	—	117	—	—	133	—	—	250
E	—	—	—	—	—	—	—	—	—
F	—	—	—	—	—	—	—	—	—
Total Real Estate, Construction Loans	$5,900	$10,795	$757	$1,309	$2,712	$3,516	$1	$—	$24,990

Real Estate,Nonresidential Loans:
A, B, or C	$22,014	$2,718	$10,432	$26,176	$9,473	$48,501	$5,016	$—	$124,330
S	—	—	—	—	—	48	—	—	48
D	—	—	—	—	—	465	—	—	465
E	—	—	—	—	—	—	—	—	—
F	—	—	—	—	—	—	—	—	—
Total Real Estate, Nonresidential Loans	$22,014	$2,718	$10,432	$26,176	$9,473	$49,014	$5,016	$—	$124,843

Commercial and industrial
A, B, or C	$2,169	$875	$323	$305	$2	$4,222	$9,168	$—	$17,064
S	—	—	—	—	—	—	—	—	—
D	—	—	—	—	—	—	—	—	—
E	—	—	—	13	—	—	—	—	13
F	—	—	—	—	—	—	—	—	—
Total Commercial and Industrial Loans	$2,169	$875	$323	$318	$2	$4,222	$9,168	$—	$17,077

Consumer/Other Loans
A, B, or C	$4,102	$2,680	$1,780	$502	$236	$249	$260	$—	$9,809
S	—	—	—	—	—	—	—	—	—
D	—	3	—	—	—	—	4	—	7
E	—	—	—	—	—	—	—	—	—
F	—	—	—	—	—	—	—	—	—
Total Consumer/Other Loans	$4,102	$2,683	$1,780	$502	$236	$249	$264	$—	$9,816

The following table is a summary of the Company’s nonaccrual loans by major categories for the periods indicated (in thousands):

	September 30, 2026
	Nonaccrual Loans with	Nonaccrual Loans	Total Nonaccrual
	No Allowance	with an Allowance	Loans
Real estate, residential	$319	$154	$473
Commercial and industrial	—	6	6
Total	$319	$160	$479

	December 31, 2025
	Nonaccrual Loans with	Nonaccrual Loans	Total Nonaccrual
	No Allowance	with an Allowance	Loans
Real estate, residential	$352	$168	$520
Commercial and industrial	—	13	13
Total	$352	$181	$533

The Company recognized no interest income on nonaccrual loans during the nine months ended September 30, 2026 or the year ended December 31, 2025.

The following table represents the accrued interest receivables written off by reversing interest income during the nine months ended September 30, 2026 and the year ended December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Real estate, residential	$—	$3
Total loans	$—	$3

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

The following table presents an analysis of collateral-dependent loans of the Company as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Real estate, residential	$475	$523
Commercial and industrial	6	13
Total loans	$481	$536

The following tables further disaggregates nonaccrual disclosures by amortized cost by class and vintage for term loans and by revolving and revolving converted to amortizing as of September 30, 2026 and December 31, 2025 (in thousands). The Company defines vintage as the later of origination or restructure date:

	Term Loans							Revolving
	Amortized Cost Basis by Origination Year							Loans
							Revolving	Converted to
	2026	2025	2024	2023	2022	Prior	Loans	Term Loans	Total
September 30, 2026:
Real estate, residential	$—	$—	$157	$—	$—	$316	$—	$—	$473
Real estate, construction	—	—	—	—	—	—	—	—	—
Real estate, nonresidential	—	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	6	—	—	—	6
Consumer/Other	—	—	—	—	—	—	—	—	—
Total Loans on Nonaccrual	$—	$—	$157	$—	$6	$316	$—	$—	$479

	Term Loans							Revolving
	Amortized Cost Basis by Origination Year							Loans
							Revolving	Converted to
	2025	2024	2023	2022	2021	Prior	Loans	Term Loans	Total
December 31, 2025:
Real estate, residential	$—	$167	$—	$—	$274	$79	$—	$—	$520
Real estate, construction	—	—	—	—	—	—	—	—	—
Real estate, nonresidential	—	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	13	—	—	—	—	13
Consumer/Other	—	—	—	—	—	—	—	—	—
Total Loans on Nonaccrual	$—	$167	$—	$13	$274	$79	$—	$—	$533

The Company had one loan modification made to borrowers experiencing financial difficulty as of September 30, 2026 and no loan modifications as of December 31, 2025.

The following table shows the amortized cost basis as of September 30, 2026 of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of loans and type of concession granted and describes the financial effect of the modifications made to borrowers experiencing financial difficulty (in thousands):

	Term Extension

	September 30, 2026
	Amortized Cost	% of Total Loan
	Basis	Type	Financial Effect
Real estate, nonresidential	$448	0.35%	Added a weighted average 4 years to life of loan, due to negative amortization on loan, accrued interest was capitalized into the loan principal balance and the interest rate was reduced
Total	$448

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months (in thousands):

	Payment Status (Amortized Cost Basis)
	September 30, 2026
		30-89 Days Past	90+ Days Past
	Current	Due	Due
Real estate, nonresidential	$448	$—	$—
Total	$448	$—	$—

6.	Allowance for Credit Losses:

The following tables show activity in the allowance for credit losses by portfolio class for the three and nine months ended September 30, 2026 and 2025 as well as the corresponding recorded investment in loans at the end of each period.

The calculation of the allowance for credit losses under CECL is performed using two primary approaches: a collective approach for pools of loans that have similar risk characteristics using a loss rate analysis, and a specific reserve analysis for credits individually evaluated.

Transactions in the allowance for credit losses for the three and nine months ended September 30, 2026 and 2025, and the balances of loans, individually and collectively evaluated for impairment, as of September 30, 2026 and 2025, are as follows (in thousands):

	Real Estate,	Real Estate,	Real Estate,	Commercial
	Residential	Construction	Nonresidential	and Industrial	Other	Total
Nine months ended September 30, 2026
Allowance for credit losses
Beginning balance	$759	$183	$1,729	$108	$160	$2,939
Charge-offs	(6)	—	—	—	(120)	(126)
Recoveries	17	9	161	3	77	267
Net provision for credit losses	33	85	(212)	63	83	52
Ending Balance	$803	$277	$1,678	$174	$200	$3,132
Reserve for unfunded lending commitments
Beginning balance	$2	$9	$12	$15	$22	$60
Provision for losses on unfunded commitments	4	(3)	(4)	(4)	(17)	(24)
Ending balance-reserve for unfunded commitments	$6	$6	$8	$11	$5	$36
Total allowance for credit losses	$809	$283	$1,686	$185	$205	$3,168
Quarter ended September 30, 2026
Allowance for credit losses
Beginning balance	$846	$265	$1,694	$121	$174	$3,100
Charge-offs	(4)	—	—	—	(35)	(39)
Recoveries	1	—	4	—	14	19
Net provision for credit losses	(40)	12	(20)	53	47	52
Ending Balance	$803	$277	$1,678	$174	$200	$3,132
Reserve for unfunded lending commitments
Beginning balance	$2	$5	$9	$11	$19	$46
Provision for losses on unfunded commitments	4	1	(1)	—	(14)	(10)
Ending balance-reserve for unfunded commitments	$6	$6	$8	$11	$5	$36
Total allowance for credit losses	$809	$283	$1,686	$185	$205	$3,168
Allowance for credit losses
Individually evaluated	$80	$—	$—	$6	$6	$92
Collectively evaluated	723	277	1,678	168	194	3,040
Total allowance for credit losses:	$803	$277	$1,678	$174	$200	$3,132
Reserve for unfunded lending commitments
Individually evaluated	$—	$—	$—	$—	$—	$—
Collectively evaluated	6	6	8	11	5	36
Reserve for unfunded lending commitments:	6	6	8	11	5	36
Total allowance for credit losses, September 30, 2026	$809	$283	$1,686	$185	$205	$3,168
Loans, Quarter ended September 30, 2026
Individually evaluated	$942	$123	$219	$6	$6	$1,296
Collectively evaluated	91,233	37,387	126,568	26,599	12,877	294,664
Total loans, September 30, 2026	$92,175	$37,510	$126,787	$26,605	$12,883	$295,960

	Real Estate,	Real Estate,	Real Estate,	Commercial
	Residential	Construction	Nonresidential	and Industrial	Other	Total
Nine months ended September 30, 2025
Allowance for credit losses
Beginning balance	$676	$135	$1,835	$92	$244	$2,982
Charge-offs	(6)	—	—	(22)	(147)	(175)
Recoveries	7	32	4	—	68	111
Net provision for credit losses	41	(4)	(27)	13	(7)	16
Ending Balance	$718	$163	$1,812	$83	$158	$2,934
Reserve for unfunded lending commitments
Beginning balance	$2	$23	$10	$12	$36	$83
Provision for losses on unfunded commitments	—	(14)	2	3	(12)	(21)
Ending balance-reserve for unfunded commitments	$2	$9	$12	$15	$24	$62
Total allowance for credit losses	$720	$172	$1,824	$98	$182	$2,996
Quarter ended September 30, 2025
Allowance for credit losses
Beginning balance	$730	$146	$1,796	$75	$219	$2,966
Charge-offs	(3)	—	—	(22)	(48)	(73)
Recoveries	2	8	1	—	17	28
Net provision for credit losses	(11)	9	15	30	(30)	13
Ending Balance	$718	$163	$1,812	$83	$158	$2,934
Reserve for unfunded lending commitments
Beginning balance	$2	$20	$15	$14	$24	$75
Provision for losses on unfunded commitments	—	(11)	(3)	1	—	(13)
Ending balance-reserve for unfunded commitments	$2	$9	$12	$15	$24	$62
Total allowance for credit losses	$720	$172	$1,824	$98	$182	$2,996
Allowance for credit losses
Individually evaluated	$80	$—	$—	$13	$8	$101
Collectively evaluated	638	163	1,812	70	150	2,833
Total allowance for credit losses:	$718	$163	$1,812	$83	$158	$2,934
Reserve for unfunded lending commitments
Individually evaluated	$—	$—	$—	$—	$—	$—
Collectively evaluated	2	9	12	15	24	62
Reserve for unfunded lending commitments:	2	9	12	15	24	62
Total allowance for credit losses, September 30, 2025	$720	$172	$1,824	$98	$182	$2,996
Loans, Quarter ended September 30, 2025
Individually evaluated	$1,142	$255	$686	$38	$8	$2,129
Collectively evaluated	79,989	22,054	125,195	13,107	10,197	250,542
Total loans, September 30, 2025	$81,131	$22,309	$125,881	$13,145	$10,205	$252,671

The following table further disaggregates gross charge-off disclosures by amortized cost by credit quality indicator, class, and year of origination for the nine month periods ended September 30, 2026 and September 30, 2025 (in thousands). The Company defines vintage as the later of origination or restructure date.

	Term Loans							Revolving
	Amortized Cost Basis by Origination Year							Loans
							Revolving	Converted to
	2026	2025	2024	2023	2022	Prior	Loans	Term Loans	Total
September 30, 2026:
Real estate, residential	$—	$—	$—	$—	$—	$—	$—	$—	$—
A,B, or C	—	—	—	—	—	—	—	—	—
S	—	—	—	—	—	—	—	—	—
D	—	—	—	—	—	—	—	—	—
E	—	—	—	—	—	6	—	—	6
F	—	—	—	—	—	—	—	—	—
Total Real estate, residential loans	$—	$—	$—	$—	$—	$6	$—	$—	$6
Consumer/Other
A,B, or C	$114	$3	$—	$—	$—	$3	$—	$—	$120
S	—	—	—	—	—	—	—	—	—
D	—	—	—	—	—	—	—	—	—
E	—	—	—	—	—	—	—	—	—
F	—	—	—	—	—	—	—	—	—
Total Consumer/Other Loans	$114	$3	$—	$—	$—	$3	$—	$—	$120
Total Gross Loan Chargeoffs:	$114	$3	$—	$—	$—	$9	$—	$—	$126

	Term Loans							Revolving
	Amortized Cost Basis by Origination Year							Loans
							Revolving	Converted to
	2025	2024	2023	2022	2021	Prior	Loans	Term Loans	Total
September 30, 2025:
Real estate, residential	$—	$—	$—	$—	$—	$—	$—	$—	$—
A,B, or C	—	—	—	—	—	—	—	—	—
S	—	—	—	—	—	—	—	—	—
D	—	—	—	—	—	—	—	—	—
E	—	—	—	—	—	6	—	—	6
F	—	—	—	—	—	—	—	—	—
Total Real estate, residential loans	$—	$—	$—	$—	$—	$6	$—	$—	$6
Commercial and industrial
A,B, or C	$—	$—	$—	$—	$—	$—	$—	$—	$—
S	—	—	—	—	—	—	—	—	—
D	—	—	—	—	—	—	—	—	—
E	—	—	22	—	—	—	—	—	22
F	—	—	—	—	—	—	—	—	—
Total Commercial and industrial	$—	$—	$22	$—	$—	$—	$—	$—	$22
Consumer/Other
A,B, or C	$118	$4	$9	$—	$1	$—	$—	$—	$132
S	—	—	—	—	—	—	—	—	—
D	—	12	—	—	—	—	—	—	12
E	—	3	—	—	—	—	—	—	3
F	—	—	—	—	—	—	—	—	—
Total Consumer/Other Loans	$118	$19	$9	$—	$1	$—	$—	$—	$147
Total Gross Loan Chargeoffs:	$118	$19	$31	$—	$1	$6	$—	$—	$175

7.	Shareholders’ Equity:

On May 27, 2026, the Board declared a dividend of $0.18 per share payable on June 11, 2026, to shareholders of record on June 08, 2026.  On May 28, 2025, the Board declared a dividend of $0.18 per share payable on June 13, 2025, to shareholders of record on June 11, 2025.

The components of accumulated other comprehensive income, net of tax, as of September 30, 2026 and December 31, 2025, are as follows:

	September 30, 2026	December 31, 2025
Beginning balance accumulated other comprehensive (loss) income	$(28,470)	$(36,887)
Net unrealized gain (loss) on available for sale securities, net of tax	(5,053)	9,077
(Loss) gain from unfunded post-retirement benefit obligation, net of tax	—	(660)
Ending balance accumulated other comprehensive (loss)income	$(33,523)	$(28,470)

8.	Fair Value Measurements and Disclosures:

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

The balances of available for sale securities, which are the only assets measured at fair value on a recurring basis, by level within the fair value hierarchy and by investment type, as of September 30, 2026 and December 31, 2025, were as follows (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
September 30, 2026:
U.S. Treasuries	$168,773	$—	$168,773	$—
Mortgage-backed securities	30,348	—	30,348	—
Collateralized mortgage obligations	48,793	—	48,793	—
States and political subdivisions	79,879	—	79,879	—
Total	$327,793	$—	$327,793	$—

December 31, 2025:
U.S. Treasuries	$115,530	$—	$115,530	$—
Mortgage-backed securities	39,832	—	39,832	—
Collateralized mortgage obligations	57,829	—	57,829	—
States and political subdivisions	84,925	—	84,925	—
Total	$298,116	$—	$298,116	$—

Collateral dependent loans, which are measured at fair value on a non-recurring basis, by level within the fair value hierarchy as of September 30, 2026 and December 31, 2025 were as follows (in thousands):

Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
September 30, 2026	$—	$—	$—	$—
December 31, 2025	$—	$—	$—	$—

The following table presents a summary of changes in the fair value of other real estate which is measured using Level 3 inputs (in thousands):

	September 30, 2026	December 31, 2025
Balance, beginning of year	$—	$9
Loans transferred to ORE	—	266
Sales	—	(266)
Write-downs	—	—
Chargeoffs	—	(9)
Balance, end of year	$—	$—

The carrying value and estimated fair value of financial instruments, by level within the fair value hierarchy, at September 30, 2026 and December 31, 2025 are as follows (in thousands):

	Carrying	Fair Value Measurements Using
	Amount	Level 1	Level 2	Level 3	Total
September 30, 2026:
Financial Assets:
Cash and due from banks	$15,385	$15,385	$—	$—	$15,385
Available for sale securities	327,793	—	327,793	—	327,793
Held to maturity securities, net	80,670	—	70,265	—	70,265
Loans, net	292,828	—	—	292,301	292,301
Financial Liabilities:
Deposits:
Non-interest bearing	181,494	181,494	—	—	181,494
Interest bearing	428,911	—	—	374,341	374,341
Time deposits	35,746	—	—	35,124	35,124
Borrowings Federal Home Loan Bank	10,000	—	10,000	—	10,000

	Carrying	Fair Value Measurements Using
	Amount	Level 1	Level 2	Level 3	Total
December 31, 2025:
Financial Assets:
Cash and due from banks	$19,581	$19,581	$—	$—	$19,581
Available for sale securities	298,116	—	298,116	—	298,116
Held to maturity securities, net	91,052	—	82,435	—	82,435
Loans, net	260,767	—	—	259,500	259,500
Financial Liabilities:
Deposits:
Non-interest bearing	172,909	172,909	—	—	172,909
Interest bearing	393,934	—	—	358,151	358,151
Time deposits	37,586	—	—	37,128	37,128
Borrowings from Federal Home Loan Bank	800	—	800	—	800

9.	Income Taxes:

Deferred taxes (or deferred charges) as of September 30, 2026 and December 31, 2025, included in other assets, were as follows (in thousands):

	September 30, 2026	December 31, 2025
Deferred tax assets:
Allowance for credit losses	$835	$783
Employee benefit plans' liabilities	4,017	4,028
Unrealized loss on available for sale securities, charged from equity	7,948	6,268
Loss on credit impairment of securities	423	423
Earned retiree health benefits plan liability	1,172	1,172
General business and AMT credits	—	17
State income tax net operating loss carryforward	1,058	771
Other	139	126
Valuation allowance	(423)	(423)
Deferred tax assets	15,169	13,165
Deferred tax liabilities:
Unearned retiree health benefits plan asset	240	240
Bank premises and equipment	1,686	1,883
Deferred tax liabilities	1,926	2,123
Net deferred taxes	$13,243	$11,042

Income taxes consist of the following components (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Current:
Federal	$248	$164	$871	$702
State	—	—	—	—
Total current	248	164	871	702
Deferred:
Federal	(74)	(42)	(197)	(94)
State	(343)	21	(324)	155
Change in valuation allowance	—	—	—	—
Total deferred	(417)	(21)	(521)	61
Totals	$(169)	$143	$350	$763

Income taxes amounted to less than the amounts computed by applying the U.S. Federal income tax rate of 21.0% for 2026 and 2025 to income before income taxes and State income tax rate of 3.95% for 2026 and 2025.  The reasons for these differences are shown below (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	Tax	Rate	Tax	Rate	Tax	Rate	Tax	Rate
Taxes computed at statutory rate	$199	21%	$164	21%	$800	21%	$831	21%
Increase (decrease) resulting from:
State income tax expense, net of federal effect	(339)	(36)	16	2	(324)	(9)	122	3
Tax -exempt interest income	(36)	(4)	(41)	(5)	(110)	(3)	(125)	(3)
Income from BOLI	(28)	(3)	(55)	(7)	(82)	(2)	(106)	(3)
Tefra disallowance	17	2	19	2	49	1	50	1
Federal tax credits	-	-	49	6	-	-	-	-
Other	18	2	(9)	(1)	17	1	(9)	-
Other changes in valuation allowance	-	-	-	-	-	-	-	-

Total income tax (benefit) expense	$(169)	(18)%	$143	18%	$350	9%	$763	19%

The primary sources of permanent differences are due to tax-exempt interest income earned on certain investment securities, bank owned life insurance, and federal tax credits.

During the three months ended September 30, 2026, the Company recorded current and deferred income tax expense (benefit) of $248,000 and ($417,000), respectively, or a net income tax benefit of ($169,000) and an effective rate of (18%). Income tax expense for the quarter was favorably impacted by a $398,000 discrete tax adjustment recorded in connection with the completion of prior year state and federal tax returns.  The adjustment related primarily to the true up of the state net operating loss carryforward for the impact of U.S. Treasury interest income which had not been fully reflected in the prior year state tax provision, resulting in an understatement of the state Net Operating Loss carryforward.  During the three months ended September 30, 2025, the Company recorded current and deferred income tax expense of $164,000 and ($21,000), respectively or a net income tax expense of $143,000 and an effective rate of 18%.  The Company paid $425,000 and $0 in federal tax payments and no state income tax payments during the three months ended September 30, 2026 and September 30, 2025.

During the nine months ended September 30, 2026, the Company recorded current and deferred income tax expense (benefit) of $871,000 and ($521,000), respectively, or a net income tax expense of $350,000 and an effective rate of 9%. Income tax expense for the year to date was favorably impacted by a $398,000 discrete tax adjustment recorded in connection with the completion of prior year state and federal tax returns.  The adjustment related primarily to the true up of the state net operating loss carryforward for the impact of U.S. Treasury interest income which had not been fully reflected in the prior year state tax provision, resulting in an understatement of the state Net Operating Loss carryforward.      During the nine months ended September 30, 2025, the Company recorded current and deferred income tax expense of $702,000 and $61,000, respectively or a net income tax expense of $763,000 and an effective rate of 19%.  The Company paid $945,000 and $380,000 in federal tax payments and no state income tax payments during the nine months ended September 30, 2026 and September 30, 2025.

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

As of September 30, 2026, the net deferred tax asset was $13,243,000.  As of December 31, 2025 the net deferred tax asset was $11,042,000.

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued new accounting standard updates during the nine months ended September 30, 2026. The Company does not expect that the updates discussed in the Notes will have a material impact on its financial position, results of operations or cash flows.  Further disclosure is included in Note 1.

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

GAAP Reconciliation and Explanation

This Form 10-Q contains non-GAAP financial measures determined by methods other than in accordance with GAAP. Such non-GAAP financial measures include taxable equivalent interest income and taxable equivalent net interest income. Management uses these non-GAAP financial measures because it believes they are useful for evaluating our operations and performance over periods of time, as well as in managing and evaluating our business and in discussions about our operations and performance. Management believes these non-GAAP financial measures provide users of our financial information with a meaningful measure for assessing our financial results, as well as comparison to financial results for prior periods. These non-GAAP financial measures should not be considered as a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled financial measures used by other companies. A reconciliation of these operating performance measures to GAAP performance measures for the three  and nine months ended September 30, 2026 and 2025 is included in the table below (in thousands).

RECONCILIATION OF NON-GAAP PERFORMANCE MEASURES

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income
Interest income - (GAAP)	$7,237	$6,910	$21,785	$21,933
Taxable equivalent adjustment	58	66	173	198
Tax equivalent interest income:	$7,295	$6,976	$21,958	$22,131

Net interest income
Net interest income - (GAAP)	$5,136	$4,576	$15,822	$15,716
Taxable equivalent adjustment	58	66	173	198
Net tax equivalent interest income:	$5,194	$4,642	$15,995	$15,914

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

The Company reported net income of $1,116,000 for the third quarter of 2026 compared with net income of $643,000 for the third quarter of 2025.  The Company reported net income of $3,459,000 for the first nine months of 2026 compared to net income of $3,195,000 for the first nine months of 2025.  Results in the third quarter and first nine months of 2026 included a decrease in interest expense attributable to lower cost of funds and borrowings compared to 2025.

Managing the net interest margin remains a key component of the Company's earnings strategy. Following rate increases totaling 100 basis points in 2023 and rate reductions totaling 175 basis points during 2024 and 2025, the Federal Reserve maintained the federal funds rate during the first half of 2026 before increasing the target range by 25 basis points in September 2026. The Federal Reserve's actions reflected continued concerns regarding inflation despite solid economic growth and a stable labor market.

Monitoring asset quality, estimating potential losses in our loan portfolio, unfunded lending commitments and held to maturity debt securities and addressing non-performing loans continue to be a major focus of the Company. A net provision for credit losses of $42,000 was recorded in the quarter ended September 30, 2026 and $0 for the quarter ended September 30, 2025.  A net provision for credit losses of $28,000 was recorded in the first nine months ended September 30, 2026 as compared with a net reduction of the provision for credit losses of ($5,000) for the first nine months ended September 30, 2025. The Company has worked diligently to address and reduce its non-performing assets. The Company’s nonaccrual loans totaled $479,000 and $533,000 at September 30, 2026 and December 31, 2025, respectively. Most of these loans are collateral-dependent, and the Company has rigorously evaluated the value of its collateral to determine potential losses.

Non-interest income decreased $43,000 for the third quarter of 2026 compared with the third quarter of 2025, primarily due to lower income from bank-owned life insurance death benefits. Death benefit proceeds recognized during 2025 were nonrecurring in nature.  Non-interest income increased $145,000 for the first nine months of 2026 as compared with 2025 results. Results for the first nine months of 2026 included a gain on sale of bank property of $115,000 and higher trust income of $106,000.

Non-interest expenses increased $314,000 for the third quarter ended September 30, 2026, as compared with 2025 results. This net increase for the third quarter of 2026 was primarily the result of an increase in salary and benefit expense of $136,000, miscellaneous expense of $124,000, legal expense of $68,000, maintenance and repair expense of $32,000, offset somewhat by lower ATM and debit card expense of $34,000.  Non-interest expenses increased $367,000 for the first nine months ended September 30, 2026, as compared with 2025 results. This net increase for the first nine months of 2026 was primarily the result of an increase in other expense of $228,000, salary and employee benefits of $151,000 and maintenance and repairs of $53,000.

Total assets at September 30, 2026, increased $48,423,000 as compared with December 31, 2025. Total deposits increased $41,722,000 as governmental entities’ balances increased due to additional deposits in several public fund accounts. The increase in deposits caused an increase in new purchases of $35,461,000 available for sale securities.

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

Quarter Ended September 30, 2026 as Compared with Quarter Ended September 30, 2025

The Company’s average interest-earning assets increased approximately $25,391,000, or 3.73%, from approximately $681,512,000 for the third quarter of 2025 to approximately $706,903,000 for the third quarter of 2026. The Company’s average balance sheet increased primarily as average loans increased approximately $39,369,000 which was somewhat offset by an decrease in average investments of approximately $13,830,000 as compared with the third quarter of 2025. Average loans increased as new loans exceeded principal payments, maturities, and charge-offs.

The average yield on interest-earning assets increased from 4.09% for the third quarter of 2025 to 4.13% for the third quarter of 2026. This increase is due to an increase in volume on loans in 2026.

Average interest-bearing liabilities increased approximately $8,859,000 or 1.88%, from approximately $471,714,000 for the third quarter of 2025 to approximately $480,573,000 for the third quarter of 2026. Average savings and interest bearing DDA deposits increased approximately $22,694,000 and time deposits decreased approximately $2,745,000. This increase was mostly due to an increase in public fund deposit accounts.  Even though average deposits increased, the Company still evaluates on an ongoing and continuous basis various moderate to severe economic scenarios and does not anticipate a liquidity issue.

The average rate paid on interest‑bearing liabilities for the third quarter of 2026 was 1.75%, compared with 1.98% for the third quarter of 2025. The decrease reflects lower rates and balances on Federal Home Loan Bank borrowings and reduced rates paid on certain deposit accounts. Although competition for deposits remains present in the Bank's markets, management believes funding cost pressures have eased and expects the overall cost of funds to remain relatively stable, absent significant changes in market interest rates or competitive conditions.

The Company’s net interest margin on a nontax-equivalent basis, which is net interest income as a percentage of average earning assets, was 2.91% for the third quarter of 2026 as compared with 2.69% for the third quarter of 2025.

The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 2.94% for the third quarter of 2026 as compared with 2.72% for the third quarter of 2025.

Nine Months Ended September 30, 2026 as Compared with Nine Months Ended September 30, 2025

The Company’s average interest-earning assets decreased approximately $10,848,000, or 1.49%, from approximately $726,283,000 for the first three quarters of 2025 to approximately $715,435,000 for the first three quarters of 2026.  The Company’s average balance sheet decreased primarily as average investments decreased approximately $41,126,000 along with a decrease in average balances due from financial institutions of approximately $6,025,000 offset somewhat by an increase in average loans of approximately $35,820,000 for the first three quarters of 2026 as compared with the first three quarters of 2025.  Average loans increased as new loans exceeded principal payments, maturities, and charge-offs on existing loans.  Decreases in average deposits resulted in the decrease in balances due from financial institutions and investments in securities which resulted in a slight increase in average borrowings.

The average yield on earning assets increased from 4.06% for the first three quarters of 2025 to 4.09% for the first three quarters of 2026.  This increase is due to an increase in interest rates and volume on loans in 2026.

Average interest-bearing liabilities decreased approximately $24,910,000, or 4.80%, from approximately $519,171,000 for the first three quarters of 2025 to approximately $494,261,000 for the first three quarters of 2026.  Average savings and interest bearing DDA balances decreased approximately $17,640,000 and average time deposits decreased approximately $7,304,000. This decrease was mostly caused by the loss of several large public fund deposits towards the end of 2025 following competitive bid processes held in 2025 whereby the public fund deposit accounts were awarded to other local banks.  Although average deposits decreased, the Company evaluates on an ongoing and continuous basis various moderate to severe economic scenarios and does not anticipate a liquidity issue.

The average rate paid on interest-bearing liabilities for the first three quarters of 2025 was 1.60% compared with 1.61% for the first three quarters of 2026.  Although the higher interest rate environment resulting from Federal Reserve rate increases during 2022 and 2023 continued to affect funding costs, pressures began to moderate during 2026 as the Bank experienced lower rates and balances on Federal Home Loan Bank borrowings and reduced rates paid on certain deposit products. Management expects funding costs to remain relatively stable going forward, subject to market and competitive conditions.

The Company’s net interest margin on a nontax-equivalent basis, which is net interest income as a percentage of average earning assets, was 2.95% for the first three quarters of 2026 as compared with 2.89% for the first three quarters of 2025.

The Company’s net interest margin on a tax-equivalent basis, which is net interest income as a percentage of average earning assets, was 2.98% for the first three quarters of 2026 as compared with 2.92% for the first three quarters of 2025.

The tables on the following pages analyze the changes in tax-equivalent net interest income for the quarter and nine months ended September 30, 2026 and September 30, 2025.

Analysis of Average Balances, Interest Earned/Paid and Yield

(In Thousands)

	Quarter Ended September 30, 2026			Quarter Ended September 30, 2025
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate
Loans (2)(3)	$289,429	$4,460	6.16%	$250,060	$3,870	6.19%
Balances due from financial institutions	4,696	46	3.92%	5,023	57	4.54%
HTM:
Taxable	55,297	333	2.41%	66,427	438	2.64%
Non taxable (1)	26,159	200	3.05%	30,037	236	3.14%
AFS:
Taxable	325,605	2,219	2.73%	324,475	2,343	2.89%
Non taxable (1)	3,476	24	2.81%	3,428	25	2.89%
Other	2,241	13	2.32%	2,062	7	1.36%
Total	$706,903	$7,295	4.13%	$681,512	$6,976	4.09%

Savings & interest-bearing DDA	$430,801	$1,760	1.63%	$408,107	$1,799	1.76%
Time deposits	36,031	205	2.28%	38,776	247	2.55%
Other borrowings	1	—	4.02%	2	—	4.89%
Borrowings from FHLB	13,740	136	3.96%	24,829	288	4.63%
Total	$480,573	$2,101	1.75%	$471,714	$2,334	1.98%

Net tax-equivalent spread			2.38%			2.11%
Net tax-equivalent margin on earning assets			2.94%			2.72%

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 24.95% in 2026 and 2025. See disclosure of Non-GAAP financial measures on page 30.
(2)	Loan fees of $154 and $100 for 2026 and 2025, respectively, are included in these figures.
(3)	Includes nonaccrual loans.

Analysis of Average Balances, Interest Earned/Paid and Yield

(In Thousands)

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	Average Balance	Interest Earned/Paid	Rate	Average Balance	Interest Earned/Paid	Rate
Loans (2)(3)	$275,948	$12,841	6.20%	$240,128	$10,901	6.05%
Balances due from depository institutions	29,394	867	3.93%	35,419	1,157	4.36%
HTM:
Taxable	57,108	1,047	2.45%	76,653	1,544	2.69%
Non taxable (1)	27,145	623	3.06%	30,695	717	3.11%
AFS:
Taxable	320,733	6,471	2.69%	338,748	7,715	3.04%
Non taxable (1)	3,520	73	2.78%	3,536	77	2.94%
Other	1,587	36	3.02%	1,104	20	2.42%
Total	$715,435	$21,958	4.09%	$726,283	$22,131	4.06%

Savings & interest- bearing DDA	$448,631	$5,081	1.51%	$466,271	$4,957	1.42%
Time deposits	36,938	635	2.29%	44,242	962	2.90%
Other borrowings	1	—	3.98%	1	—	3.47%
Borrowings from FHLB	8,691	247	3.79%	8,657	298	4.59%
Total	$494,261	$5,963	1.61%	$519,171	$6,217	1.60%

Net tax-equivalent spread			2.48%			2.46%
Net tax-equivalent margin on earning assets			2.98%			2.92%

(1)	All interest earned is reported on a taxable equivalent basis using a tax rate of 24.95% in 2026 and 2025. See disclosure of Non-GAAP financial measures on page 30.
(2)	Loan fees of $506 and $314 for 2026 and 2025, respectively, are included in these figures.
(3)	Includes nonaccrual loans.

Analysis of Changes in Interest Income and Interest Expense

(In Thousands)

	For the Quarter Ended
	September 30, 2026 compared with September 30, 2025
	Volume	Rate	Rate/Volume	Total
Interest earned on:
Loans	$609	$(17)	$(2)	$590
Balances due from financial institutions	(4)	(8)	1	(11)
Held to maturity securities:
Taxable	(73)	(38)	6	(105)
Non taxable	(30)	(7)	1	(36)
Available for sale securities:
Taxable	8	(132)	—	(124)
Non taxable	—	(1)	—	(1)
Other	1	5	—	6
Total	$511	$(198)	$6	$319
Interest paid on:
Savings & interest-bearing DDA	$100	$(132)	$(8)	$(40)
Time deposits	(17)	(26)	1	(42)
Other borrowings	—	—	—	—
Borrowings from FHLB	(128)	(42)	18	(152)
Total	$(45)	$(200)	$11	$(234)

Analysis of Changes in Interest Income and Interest Expense

(In Thousands)

	For the Nine Months Ended
	September 30, 2026 compared with September 30, 2025
	Volume	Rate	Rate/Volume	Total
Interest earned on:
Loans	$1,626	$273	$41	$1,940
Balances due from
financial institutions	(197)	(112)	19	(290)
Held to maturity securities:
Taxable	(394)	(138)	35	(497)
Non taxable	(83)	(13)	2	(94)
Available for sale securities:
Taxable	(410)	(880)	46	(1,244)
Non taxable	—	(4)	—	(4)
Other	9	5	2	16
Total	$551	$(869)	$145	$(173)
Interest paid on:
Savings & interest-bearing DDA	$(188)	$323	$(11)	$124
Time deposits	(159)	(201)	33	(327)
Borrowings under Term Fund	—	—	—	—
Borrowings from FHLB	1	(52)	—	(51)
Total	$(346)	$70	$22	$(254)

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

The Bank’s ongoing, systematic evaluation resulted in the Bank recording a net provision for credit losses of $42,000 and $0 for the third quarter of 2026 and 2025, respectively. The Bank recorded a provision for the allowance for credit losses of $28,000, and no provision was needed for the allowance for credit losses on held to maturity securities for the first nine months ended September 30, 2026.  The Bank recorded a net reduction of the provision for the allowance for credit losses of ($5,000), and no provision was needed for the allowance for credit losses on held to maturity securities for the first nine months ended September 30, 2025.

The Bank’s analysis includes evaluating the current values of collateral securing all nonaccrual loans. Nonaccrual loans totaled $479,000 and $533,000 with $86,000 and $100,000 in specific reserves on these loans as of September 30, 2026 and December 31, 2025, respectively. The specific reserves allocated to nonaccrual loans are relatively low as collateral values appear sufficient to cover credit losses, or the loan balances have been charged down to their realizable value.

The allowance for credit losses as a percentage of loans was 1.06% and 1.11% at September 30, 2026 and December 31, 2025.  The Company believes that its allowance for credit losses is appropriate as of September 30, 2026.

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

Non-interest income

Quarter Ended September 30, 2026 as Compared with Quarter Ended September 30, 2025

Non-interest income decreased $43,000 for the third quarter of 2026 compared with the third quarter of 2025, primarily due to lower income from bank-owned life insurance death benefits. Death benefit proceeds recognized during 2025 were nonrecurring in nature.  The income decreases described are not necessarily recurring and can fluctuate in the normal course of business.

Nine Months Ended September 30, 2026 as Compared with Nine Months Ended September 30, 2025

Non-interest income increased $145,000 for the first nine months of 2026 as compared with 2025 results. Results for the first nine months of 2026 included a gain on sale of bank property of $115,000 and higher trust income of $106,000.  The income increases described are not necessarily recurring and can fluctuate in the normal course of business.

Non-interest expense

Quarter Ended September 30, 2026 as Compared with Quarter Ended September 30, 2025

Non-interest expenses increased $314,000 for the third quarter ended September 30, 2026, as compared with 2025 results. This net increase for the third quarter of 2026 was primarily the result of an increase in salary and benefit expense of $136,000, miscellaneous expense of $124,000, legal expense of $68,000, maintenance and repair expense of $32,000, offset somewhat by lower ATM and debit card expense of $34,000.  The expense increases described can fluctuate in the normal course of business.

Nine Months Ended September 30, 2026 as Compared with Nine Months Ended September 30, 2025

Total non-interest expenses increased $367,000 for the first nine months ended September 30, 2026, as compared with 2025 results. This net increase for the first nine months of 2026 was primarily the result of an increase in other expense of $228,000, salary and employee benefits of $151,000 and maintenance and repairs of $53,000.  The expense increases described can fluctuate in the normal course of business.

Income Taxes

Quarter Ended September 30, 2026 as Compared with Quarter Ended September 30, 2025

The Company has recorded deferred and current income tax expenses in the third quarters of 2026 and 2025, respectively. Income tax expense decreased $312,000 to ($169,000) for the third quarter of 2026 as compared with tax expense of $143,000 for the third quarter of 2025. This decrease was due to a $398,000 discrete tax adjustment recorded in connection with the completion of prior year state and federal tax returns.  The adjustment related primarily to the true up of the state net operating loss carryforward for the impact of U.S. Treasury interest income which had not been fully reflected in the prior year state tax provision, resulting in an understatement of the state Net Operating Loss carryforward.  The effective tax rate for the quarter ended September 30, 2026 and 2025 was (18%) and 18% respectively.

Nine Months Ended September 30, 2026 as Compared with Nine Months Ended September 30, 2025

The Company has recorded deferred and current income tax expenses in the first three quarters of 2026 and 2025, respectively. Income tax expense decreased $413,000 to $350,000 for the first three quarters of 2026 as compared with tax expense of $763,000 for the first three quarters of 2025. The effective tax rate for the first three quarters ended September 30, 2026 and 2025 was 9% and 19%, respectively. This decrease was due to a $398,000 discrete tax adjustment recorded in connection with the completion of prior year state and federal tax returns.  The adjustment related primarily to the true up of the state net operating loss carryforward for the impact of U.S. Treasury interest income which had not been fully reflected in the prior year state tax provision, resulting in an understatement of the state Net Operating Loss carryforward.

Financial Condition

Cash and due from banks decreased $4,196,000 at September 30, 2026, compared with December 31, 2025. This decrease was due to an increase in loans and available for sale securities.

Available for sale securities increased $29,677,000 and held to maturity securities decreased $10,382,000, respectively at September 30, 2026 compared with December 31, 2025 as the Company decreased its held to maturity securities and increased its available for sale investment purchases. As securities mature the proceeds are used to reinvest in available for sale securities and loans.

Gross loans increased $32,254,000 at September 30, 2026 compared with December 31, 2025, as new loans outpaced principal payments, maturities, and charge-offs.

Total deposits increased $41,722,000 at September 30, 2026, compared with December 31, 2025. The increase is mainly due to the addition of public fund deposits during the third quarter of 2026.  Typically, significant increases or decreases in total deposits and/or significant fluctuations among the different types of deposits from quarter to quarter are anticipated by Management as customers in the casino industry and county and municipal entities reallocate their resources periodically. Deposits from county and municipal entities increase significantly during the first quarter of each year based on property tax collections and are slowly allocated out of the tax collection accounts over the course of the year.

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

Previously, qualifying community banking organizations that elected to use the CBLR framework and that maintained a leverage ratio of greater than 9.00% were considered to have satisfied the risk-based and leverage capital requirements in the generally applicable capital rule. In addition, these institutions were considered to have met the well-capitalized ratio requirements for purposes of section 38 of the Federal Deposit Insurance Act.  Effective July 1, 2026, the required leverage ratio under the CBLR was reduced from 9.00% to 8.00% pursuant to a final rule jointly issued by the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency and the Board of Governors of the Federal Reserve System on April 26, 2026.

The main components and requirements of the CBLR framework are as follows:

As of September 30, 2026 and December 31, 2025, the Bank’s community bank leverage ratio was 14.89% and 15.76%, respectively, both of which exceed the current CBLR minimum of 8.00% effective July 1, 2026.

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

Deposits, payments of principal and interest on loans, proceeds from maturities of investment securities and earnings on investment securities are the principal sources of funds for the Company. Borrowings from the FHLB, federal funds sold and federal funds purchased are utilized by the Company to manage its daily liquidity position. The Company has also been approved to participate in the Federal Reserve Bank’s Discount Window Primary Credit Program.  As of September 30, 2026, the Company was able to borrow up to $5,664,528 from the Federal Reserve Bank Discount Window Primary Credit Program. The borrowing limit is based on the amount of collateral pledged, with certain loans from the Bank’s portfolio serving as collateral. The Company has $143,943,145 under a line of credit with the Federal Home Loan Bank of Dallas with $133,943,145 available. The Company has additional contingency funding capacity with various other financial institutions in the amount of $28,000,000.

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

Item 4: Controls and Procedures

As of September 30, 2026, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the nine month period ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

The Bank is involved in various legal matters and claims which are being defended and handled in the ordinary course of business. None of these matters are expected, in the opinion of Management, to have a material adverse effect upon the financial position or results of operations of the Company.

Additionally, on June 30, 2023, Stilwell Activist Investments, L.P., issued a letter to the Company and each of the directors of the Company demanding that they immediately commence litigation on behalf of the Company for an alleged breach by the Company’s Board of Directors of its fiduciary duties in allegedly failing to properly oversee and supervise Chevis and Tanner Swetman’s management of the Company. At its July 2023 meeting, the Board of Directors of the Company established a Special Litigation Committee made up of three independent directors to investigate the allegations made in the letter. Rather than wait for the Special Litigation Committee to conclude its inquiry, Stilwell Activist Investments, L.P., filed on September 29, 2023, a Complaint against the Company and Directors Chevis Swetman, Padrick D. Dennis, Jeffrey H. O’Keefe, Paige Reed Riley, Ronald Barnes, and George Sliman, III, making the same allegations that appear in the demand letter. The Court stayed the lawsuit pending the Special Litigation Committee’s inquiry. The Special Litigation Committee concluded that pursuing the claims is not in the Company’s best interest, and on March 22, 2024, the Company filed a motion to dismiss.  Following discovery, the Company filed a motion for summary judgement, a hearing on which is scheduled for January 22, 2027.  In the interim any further activity in the case is stayed until December 15, 2026.

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

Item 5: Other Information

During the nine months ended September 30, 2026, none of the Company’s directors or executive officers informed the Company of the adoption, modification, or termination of any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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
Exhibit 101

The following materials from the Company’s quarterly report on Form 10-Q for the three months ended September 30, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Condition at September 30, 2026 and December 31, 2025, (ii) Consolidated Statements of Operations for three and nine months ended September 30, 2026 and September 30, 2025, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2026 and September 30, 2025, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2026 and September 30, 2025, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and September 30, 2025 and (vi) Notes to the Unaudited Consolidated Financial Statements for the three and nine months ended September 30, 2026 and September 30, 2025.

Exhibit 104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirement of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FINANCIAL CORPORATION
(Registrant)

Date:	November 10, 2026

By:	/s/ Chevis C. Swetman
Chevis C. Swetman
Chairman, President and Chief Executive Officer
(principal executive officer)

Date:	November 10, 2026

By:	/s/ Leslie B. Fulton
Leslie B. Fulton
Chief Financial Officer and Controller
(principal financial and accounting officer)